Form 10-K
period 1993-12-31
NATIONSBANK CORP
filed 1994-03-30
CIK 70858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
 (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
  For the Fiscal Year Ended December 31, 1993 -- Commission File Number 1-6523
                            NATIONSBANK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    North Carolina                                             56-0906609
               (STATE OF INCORPORATION)                             (IRS EMPLOYER IDENTIFICATION NO.)
             NationsBank Corporate Center
               Charlotte, North Carolina                                          28255
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)
                    704 / 386-5000
 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                        TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock                                                                  New York Stock Exchange
                                                                              Pacific Stock Exchange
                                                                              Tokyo Stock Exchange
8 3/8% Sinking Fund Debentures, due 1999                                      New York Stock Exchange
7 3/4% Debentures, due 2002                                                   American Stock Exchange
8 1/2% Notes, due 1996                                                        New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or in any amendment to this Form
10-K. ( )
Aggregate market value of shares of voting stock held by all persons, other than shares beneficially owned by persons who may be deemed to be affiliates (as defined by SEC Rule 405), is approximately $12,054,640,002 computed by reference to the closing price of Common Stock of $47.00 per share on March 15, 1994, on the Composite Tape, as reported in published financial sources, and a stated price of $42.50 for the ESOP Convertible Preferred Stock, Series C. Of the registrant's only class of Common Stock there were 270,904,656 shares outstanding as of December 31, 1993.
                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT OF THE REGISTRANT                                 FORM 10-K REFERENCE LOCATIONS
1993 Annual Report to Shareholders                                                      PARTS I, II and IV
1994 Proxy Statement                                                                    PART III

                                     PART I
ITEM 1. BUSINESS
GENERAL
     The registrant is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), with its principal assets being the stock of its subsidiaries. Through its banking subsidiaries (the "Banks") and its various non-banking subsidiaries, the registrant provides banking and banking-related services, primarily throughout the Southeast and Mid-Atlantic states and Texas. The principal executive offices of the registrant are located at NationsBank Corporate Center in Charlotte, North Carolina 28255.
ACQUISITIONS

     On February 18, 1994, the registrant, through NationsBank of Florida, N.A. and NationsBank of Georgia, N.A., entered into an agreement with California Savings Bank, a Federal Savings Bank, to acquire for cash forty-three branches, including deposits, in Florida and one branch, including deposits, in Georgia at a purchase price of approximately $160 million. The registrant expects to complete the acquisition during the third quarter of 1994.


     On February 28, 1994, the registrant acquired by merger Corpus Christi National Bank ("CCNB") of Corpus Christi, Texas, which had assets at the closing date of $687 million. The registrant acquired all the outstanding capital stock of CCNB by exchanging 2.5 shares of its Common Stock for each share of CCNB common stock outstanding, resulting in a total consideration of approximately $62 million. As a result, the registrant issued 2.6 million shares of Common Stock.


     Effective October 1, 1993, MNC Financial Inc. ("MNC"), a bank holding company headquartered in Baltimore, Maryland, with total assets of $16.5 billion, was merged into the registrant pursuant to an Agreement and Plan of Consolidation, dated July 16, 1992, as amended, between the registrant and MNC. Based on 90.8 million shares of MNC common stock outstanding on the closing date, the purchase price for the common stock was approximately $1.39 billion. The registrant paid 50.1% of the purchase price with shares of its common stock (approximately 13.6 million shares), with cash paid in lieu of fractional shares, and 49.9% in cash (approximately $687 million).


     On July 28, 1993, the registrant entered into an agreement with US WEST, Inc. and US WEST Financial Services, Inc., a corporate finance subsidiary of US WEST, Inc. ("USWFS"), to acquire from USWFS for cash, approximately $2.0 billion in net receivables as well as its ongoing business. Effective December 1, 1993, the registrant completed the asset acquisition and established Nations Financial Capital Corporation.


     On July 2, 1993, the registrant, through NationsBank of North Carolina, N.A. completed its acquisition of substantially all the assets and certain of the liabilities of Chicago Research & Trading Group Ltd. ("CRT") and certain of its subsidiaries. Total assets at the date of purchase were approximately $12 billion and consisted primarily of trading account assets and securities purchased under agreements to resell. The options market-making and trading portion of CRT became known as NationsBanc-CRT, and the primary government securities dealer portion became a part of NationsBanc Capital Markets, Inc.

     On June 7, 1993, the registrant's joint venture with Dean Witter, Discover & Co. to market and sell various investment products and services in selected banking centers commenced operations as NationsSecurities, a Dean Witter/NationsBank Company.
     In the past, the registrant has successfully completed numerous bank and bank holding company acquisitions. As part of its operations, the registrant regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions and other businesses of a type eligible for bank holding company investment. In addition, the registrant regularly analyzes the values of, and submits bids for, the acquisition of customer-based funds and other liabilities and assets of failed financial institutions. As a general rule, the registrant publicly announces such material acquisitions when a definitive agreement has been reached.
BANKING OPERATIONS
     The registrant, through its various subsidiaries, provides a diversified range of financial services to its customers. These services include activities related to the banking business as provided through the following
                                       1
customer groups. The General Bank Group's services include comprehensive service in the commercial and retail banking fields; the origination and servicing of home mortgage loans; the issuance and servicing of credit cards;
certain insurance services and private banking services. The Trust Group's services include trust and investment management services and mutual fund products. The Institutional Bank Group's services include comprehensive service in the corporate and investment banking fields; trading in financial futures through contractual arrangements with members of the various commodities exchanges, options market making and trading; and arranging and structuring mergers, acquisitions, leveraged buyouts, private debt placements, international financings and venture capital. The Institutional Bank Group also provides international operations through branches, merchant banks or representative offices located in London, Frankfurt, Singapore, Mexico City, Grand Cayman and Nassau, including the traditional services of paying and receiving, international collections, bankers' acceptances, letters of credit and foreign exchange services, as well as specialized international services, such as tax-based leasing, export financing of certain capital goods and raw materials and capital market services, to its corporate customers. The Secured Lending Group's services include real estate lending; commercial finance and factoring; and leasing and financing a wide variety of commercial equipment. The registrant routinely analyzes its lines of business and from time to time may increase, decrease or terminate one or more of its activities as a result of such evaluation.

     The following table indicates for each jurisdiction in which the registrant has banking operations its total banking assets, deposits and shareholder's equity and approximate number of banking offices, all as of December 31, 1993:

                                                                                            TOTAL        NUMBER OF
                                                                   TOTAL      TOTAL     SHAREHOLDER'S     BANKING
JURISDICTION                                                      ASSETS     DEPOSITS      EQUITY         OFFICES
                                                                         (DOLLARS IN MILLIONS)
Texas..........................................................   $36,896    $24,639       $ 2,313          273
North Carolina.................................................    24,403     10,895         1,504          231
Florida........................................................    21,510     15,189         1,283          359
Maryland.......................................................    15,605     10,720         1,416          281
Georgia........................................................    15,271      8,833         1,029          201
Virginia.......................................................    11,665      9,378           898          256
South Carolina.................................................     8,509      4,861           847          180
Tennessee......................................................     5,010      4,258           403          104
District of Columbia...........................................     4,111      2,487           586           40
Delaware (1)...................................................     3,929         --           304            1
Kentucky.......................................................       208        163            27            4

(1) This subsidiary is engaged primarily in the business of issuing and servicing credit cards.
     In addition to the banking offices located in the above states, the various Banks have loan production offices located in New York City, Chicago, Los Angeles, Denver and Birmingham. The Banks also provide fully automated, 24-hour cash dispensing and depositing services throughout the states in which they are located. The Banks have automated teller machines (ATMs) which are linked to the PLUS, CIRRUS, VISA, MASTERCARD, and Armed Forces Financial Network (AFFN) ATM networks. ATMs in the Southeastern and Mid-Atlantic states are linked to HONOR (a regional network). ATMs in Texas are linked to the PULSE network (a regional network throughout the Southwest). ATMs in the Mid-Atlantic states also are linked to MOST (a regional network operating only in the Mid-Atlantic states). NON-BANKING OPERATIONS

     The registrant conducts its non-banking operations through several subsidiaries. NationsCredit Corporation and several other subsidiaries engage in consumer credit activities. Nations Financial Capital Corporation engages in corporate finance activities. NationsBanc Mortgage Corporation originates and services loans for the Banks as well as for other investors. NationsBanc Commercial Corporation and an additional subsidiary provide services related to the factoring of accounts receivable. NationsBanc Leasing Corporation and several additional subsidiaries engage in equipment and leveraged leasing activities. NationsSecurities, a Dean Witter/NationsBank Company, provides full service retail brokerage services. NationsBanc Discount Brokerage, Inc. conducts discount brokerage activities.

     In addition, NationsBanc Capital Markets, Inc. ("NCMI"), NationsBank's institutional securities subsidiary, underwrites and deals in bank-eligible securities (generally U.S. government and government agency securities, certain municipal securities, primarily municipal general obligation securities, and certain certificates of deposit, bankers acceptances and money market instruments) and, to a limited extent, certain bank-ineligible securities, including corporate debt, as authorized by the Federal Reserve Board under
Section 20 of the Glass-Steagall Act. Through NCMI's securities underwriting authority, NationsBank provides corporate and institutional customers a broad range of debt-related financial services.
GOVERNMENT SUPERVISION AND REGULATION
  GENERAL
     As a registered bank holding company, the registrant is subject to the supervision of, and to regular inspection by, the Federal Reserve Board. The registrant's banking subsidiaries are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller"). The various banking subsidiaries also are subject to regulation by the FDIC and other federal bank regulatory bodies. In addition to banking laws, regulations and regulatory agencies, the registrant and its subsidiaries and affiliates are subject to various other laws and regulations and supervison and examination by other regulatory agencies, all of which directly or indirectly affect the registrant's operations, manangement and ability to make distributions.

     The following discussion summarizes certain aspects of those laws and regulations that affect the registrant. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. For example, Federal interstate bank acquisitions and branching legislation currently is being considered by Congress which, if enacted, would permit nationwide interstate branching by the registrant. In addition, other states including Georgia, North Carolina and Virginia recently revised their banking statutes to facilitate interstate banking in other states that have similar statutes regarding interstate banking. Other states in which the registrant has banking operations are considering similar legislation. However, the likelihood and timing of any changes and the impact such changes might have on the registrant and its subsidiaries are difficult to determine.

     Under the Act, the registrant's activities, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
     Bank holding companies, such as the registrant, are required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any company.
     The Act also requires bank holding companies to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting shares of any bank which is not already majority-owned. No application to acquire shares of a bank located outside of North Carolina, the state in which the operations of the applicant's banking subsidiaries were principally conducted on the date it became subject to the Act, may be approved by the Federal Reserve Board unless such acquisition is specifically authorized by the laws of the state in which the bank whose shares are to be acquired is located.
  DISTRIBUTIONS
     The registrant's funds for cash distributions to its shareholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, however, is dividends received from its banking subsidiaries. Without prior regulatory approval the Banks can initiate dividend payments in 1993 of up to $1.4 billion plus an additional amount equal to their net profits for 1994, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary national bank
                                       3
may declare in a calendar year without approval of the Comptroller is the bank's net profits for that year combined with its net retained profits, as defined, for the preceding two years.
     In addition to the foregoing, the ability of the registrant and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards to be established under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") as described below. Furthermore, the Comptroller may prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice. The right of the registrant, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
  DEPOSIT INSURANCE
     The deposits of each of the Banks are insured up to applicable limits by the FDIC. Accordingly, the Banks are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") of the FDIC. As mandated by FDICIA, the FDIC has adopted regulations effective January 1, 1993, for the transition from a flat-rate insurance assessment system to a risk-based system by January 1, 1994. Pursuant to these regulations, a financial institution's deposit insurance assessment will be within a range of 0.23 percent to 0.31 percent of its qualifying deposits, depending on the institution's risk classification. The assessment for the registrant's banks is estimated to average 25.2 cents per $100 of eligible deposits in 1994.
  SOURCE OF STRENGTH
     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. In the event of a loss suffered or anticipated by the FDIC -- either as a result of default of a banking subsidiary of the registrant or related to FDIC assistance provided to a subsidiary in danger of default -- the other banking subsidiaries of the registrant may be assessed for the FDIC's loss, subject to certain exceptions.
  CAPITAL AND OPERATIONAL GUIDELINES
     The narrative comments under the caption "Capital" (page 48) set forth in the accompanying 1993 Annual Report to Shareholders of the registrant are hereby incorporated by reference. The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The registrant's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1993 were 7.41 percent and 11.73 percent, respectively.
     The leverage ratio is determined by dividing Tier 1 capital by adjusted total assets. Although the stated minimum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3 percent. The registrant's leverage ratio at December 31, 1993 was
6.00 percent.
     FDICIA identifies the five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5 percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the
                                       4
plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA required the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or 3 percent in some cases. Under these guidelines, each of the Banks is adequately or well capitalized.
ADDITIONAL INFORMATION
     The following information set forth in the accompanying 1993 Annual Report to Shareholders of the registrant is hereby incorporated by reference:
          Table 3 (pages 28 and 29) for average balance sheet amounts, related taxable equivalent interest earned or paid, and related average yields earned and rates paid.
          Tables 3 (pages 28 and 29) and 5 (page 31) and the narrative comments under the caption "Net Interest Income" (pages 30 and 32) for changes in taxable equivalent interest income and expense for each major category of interest-earning asset and interest-bearing liability.
          Tables 9 and 10 (pages 36 and 37, respectively) and the narrative comments under the caption "Securities" (pages 36 through 38) for information on the book values, maturities and weighted average yields of the securities (by category) of the registrant; and Note 5 (pages 66 and
     67) of the Notes to Consolidated Financial Statements.
          Tables 19 (page 45), 21 (page 47) and 22 (page 48) for distribution of loans and leases, interest-rate risk and selected loan maturity data.
          Table 16 (page 43), the narrative comments under the caption "Nonperforming Assets" (pages 41 and 43), and Note 1 (pages 62 to 63) of the Notes to Consolidated Financial Statements for information on the nonperforming assets of the registrant. The narrative comments under the captions "Concentrations of Credit Risk" (pages 43 to 45) and "Loans and Leases" (page 38) for a discussion of the characteristics of the loan portfolio.
          Tables 14 (page 41) and 15 (page 42), the narrative comments under the caption "Provision for Credit Losses" (pages 32 and 33), "Allowance for Credit Losses" (pages 40 and 41) and Note 1 (page 62) of the Notes to Consolidated Financial Statements for information on the credit loss experience of the registrant.
          Tables 11 and 12 (pages 38 and 39, respectively) and the narrative comments under the caption "Sources of Funds" (pages 38 to 39) and Note 8 (page 68) of the Notes to Consolidated Financial Statements for deposit information.
          "Six-Year Consolidated Statistical Summary" (page 79) for return on assets, return on equity and dividend payout ratio for 1988 through 1993, inclusive.
          Table 13 (page 40) and Note 9 (pages 69 and 70) of the Notes to Consolidated Financial Statements for information on the short-term borrowings of the registrant.
          All tables, graphs, charts, summaries and narrative on pages 1, 25 through 55, and 78 through 79 for additional data on the consolidated operations of NationsBank Corporation and its majority-owned subsidiaries.
                                       5

COMPETITION
     The activities in which the registrant, its non-banking subsidiaries and the Banks engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks and non-bank financial institutions, as well as other entities which offer financial services, located both within and without the United States. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and location of offices.

     The commercial banking business in the various local markets served by the various non-banking subsidiaries and the various Banks is highly competitive, and the non-banking subsidiaries and the Banks compete with other commercial banks, savings and loan associations and other businesses which provide similar services. The non-banking subsidiaries and the Banks actively compete in commercial lending activities with local, regional and international banks and non-bank financial organizations, some of which are larger than certain of the non-banking subsidiaries and the Banks. In its consumer lending operations, the non-banking subsidiaries and the Banks' competitors include other banks, savings and loan associations, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banks also compete with other banks, insurance agents, financial counselors and other fiduciaries for personal trust business. The non-banking subsidiaries and the Banks also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit taking organizations, such as commercial banks, savings and loan associations and credit unions, and so-called "money market" mutual funds. The non-banking subsidiaries and the Banks also actively compete for funds in the open market.

     The registrant's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and Regulation -- General" for a more detailed discussion of interstate branching legislation and certain state legislation.
EMPLOYEES
     At December 31, 1993, the registrant and its subsidiaries had 57,463 full time equivalent employees. Of the foregoing employees, 1,341 were employed by the registrant holding company, 5,832 were employed by the North Carolina subsidiary bank, 7,094 were employed by the Texas subsidiary bank, 5,080 were employed by the Florida subsidiary bank, 2,417 were employed by the South Carolina subsidiary bank, 5,897 were employed by the Virginia subsidiary bank, 3,712 were employed by the Georgia subsidiary bank, 1,595 were employed by the Tennessee subsidiary bank, 5,989 were employed by the Maryland subsidiary banks, 10,268 were employed by NationsBanc Services, Inc. (a subsidiary providing operational support services to the registrant and its subsidiaries) and the remainder were employed by the registrant's other banking and operating subsidiaries.
ITEM 2.  PROPERTIES
     Construction was completed in 1992 on the 60-story NationsBank Corporate Center in Charlotte, North Carolina owned by the registrant through subsidiaries who are partners in NationsBanc Corporate Center Associates. NationsBank occupies approximately 475,000 square feet at market rates under a lease which expires in 2002, and approximately 630,000 square feet of office space is available for lease to third parties at market rates. At year end, approximately 95 percent was occupied by the registrant or subject to existing third party leases or letters of intention to lease.

     The principal offices of NationsBank of North Carolina, N.A. ("NationsBank North Carolina") are located in leased space in the 40-story NationsBank Tower located at NationsBank Plaza, Charlotte, North Carolina. NationsBank North Carolina is the major tenant of the building with approximately 588,000 square feet of the net rentable space, of which approximately 456,000 square feet of space is under a lease which expires in 2009 and the remaining space is under leases of shorter duration.


     The principal offices of NationsBank of Texas, N.A. ("NationsBank Texas") are located in approximately 667,000 square feet of leased space in the 72-story NationsBank Plaza in Dallas. NationsBank Texas is the major tenant of the building under a lease which expires in 2001 with renewal options through 2011.

     The principal offices of NationsBank of Florida, N.A. ("NationsBank Florida") are located in approximately 304,000 square feet of leased space in the NationsBank Plaza in downtown Tampa, Florida. The lease is on a staggered schedule such that the upper floors expire in 1996 while the lower floors and branch bank expire in 2000. NationsBank Florida has four five-year renewal options on this space.


     The principal offices of NationsBank of Virginia, N.A. ("NationsBank Virginia") are located in approximately 470,000 square feet of space in NationsBank Center in Richmond, Virginia, a facility that is owned by NationsBank Virginia.


     The principal offices of NationsBank of Georgia, N.A. ("NationsBank Georgia") are located in leased space in the new 55-story NationsBank Plaza in Atlanta, Georgia which was completed in 1992. The registrant, through a subsidiary, is a partner in CSC Associates, L.P., a partnership that was formed with Cousins Properties Incorporated for the development and ownership of the office tower. NationsBank Georgia is the major tenant of the building with approximately 566,000 square feet of the net rentable space, under a lease that expires in 2012. NationsBank Georgia has three ten-year renewal options on this space. Of the approximately 668,000 remaining square feet, 417,000 square feet has been leased to third parties with 251,000 remaining square feet available for lease to third parties at market rates.


     The principal offices of NationsBank of South Carolina, N.A. ("NationsBank South Carolina") are located in approximately 90,921 square feet of leased space in the NationsBank Tower in Columbia, South Carolina, under a lease which expires in 1995. NationsBank South Carolina, through subsidiaries, owns partnership interests in the tower and the underlying land. In addition, NationsBank South Carolina maintains offices in approximately 81,666 square feet of leased space in NationsBank Plaza in Columbia under a lease that expires in 1999. NationsBank South Carolina has four five-year renewal options.


     The principal offices of NationsBank of Maryland, N.A. ("NationsBank Maryland") are located in approximately 142,000 square feet of leased space in the Rockledge Executive Center in Bethesda, Maryland under a lease that expires in 2002. NationsBank Maryland has two five-year renewal options on this space. The principal offices of Maryland National Bank are located in approximately 232,000 square feet of space in Baltimore, Maryland in a facility that is owned by Maryland National Bank.


     The principal offices of NationsBank of Tennessee, N.A. ("NationsBank Tennessee") are located in approximately 191,000 square feet of leased space in One Sovran Plaza in Nashville, Tennessee under a lease that expires in 2012. NationsBank Tennessee has two ten-year and one five-year renewal options on this space.

     The principal offices of NationsCredit are located in approximately 136,000 square feet of space in Allentown, Pennsylvania in a facility that is owned by NationsCredit. In addition, NationsCredit has approximately 287 leased premises around the country.
     The principal offices of Nations Financial Capital Corporation are located in approximately 42,880 square feet of leased space in Canterbury Green in Stamford, Connecticut, under a lease which expires in 1997. Nations Financial Capital Corporation, through subsidiaries or branch offices, leases space in the following states: Alabama, Arizona, Florida, Georgia, Illinois, Louisiana, Maryland, Mississippi, Nevada, Ohio, Oregon, Pennsylvania, Tennessee, Texas and Washington.
                                       7

     As of December 31, 1993, the registrant and its subsidiaries conducted their banking and bank-related activities in both leased and owned facilities throughout the jurisdictions in which the Banks are located, as follows:

                                                    APPROXIMATE             APPROXIMATE
                                                      LEASED                   OWNED
                                                    FACILITIES              FACILITIES
North Carolina                                             216                      50
Texas                                                      158                     150
Florida                                                    189                     227
Virginia                                                    84                     147
Georgia                                                     56                     170
South Carolina                                             109                     129
Tennessee                                                   53                      71
Metro D.C.                                                 452                     114
Delaware                                                     1                       0
Kentucky                                                     4                       4
Other States                                                11                      99

ITEM 3.  LEGAL PROCEEDINGS
     The registrant and its subsidiaries are defendants in or parties to a number of pending and threatened legal actions and proceedings. Management believes, based upon the opinion of counsel, that the actions and liability and loss, if any, resulting from the final outcome of these proceedings, will not be material in the aggregate.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to security holders in the fourth quarter of the registrant's fiscal year.
                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS
     The principal market on which the registrant's Common Stock (the "Common Stock") is traded is the New York Stock Exchange. The registrant also listed certain of its shares of Common Stock for trading on the Pacific Stock Exchange and on the Tokyo Stock Exchange. The high and low sales prices of Common Stock on the Composite Tape, as reported in published financial sources, for each quarterly period indicated below are as follows:

       QUARTER                   HIGH           LOW
1992   first                     48 1/8     39 5/8
       second                    49 7/8     43 1/8
       third                         50     42 3/8
       fourth                    53 3/8     41 5/8
1993   first                         58     49 1/2
       second                    57 7/8     45
       third                     53 5/8     48 1/4
       fourth                    53 1/4     44 1/2

     As of December 31, 1993, there were 108,435 record holders of Common Stock. During 1992 and 1993, the registrant paid dividends on a quarterly basis, which aggregated $1.51 per share in 1992 and $1.64 per share in 1993.
     The tenth paragraph of Note 9 (page 70) and Note 12 (page 71) of the Notes to Consolidated Financial Statements in the registrant's accompanying 1993 Annual Report to Shareholders are hereby incorporated by reference. See also "Government Supervision and Regulation -- Distributions."
                                       8

ITEM 6.  SELECTED FINANCIAL DATA
     The information set forth in Table 1 (page 25) in the registrant's accompanying 1993 Annual Report to Shareholders is hereby incorporated by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     All of the information set forth under the captions "Management's Discussion and Analysis -- 1993 Compared to 1992" (pages 25 through 50), "Management's Discussion and Analysis -- 1992 Compared to 1991" (pages 50, 51, 54 and 55), "Report of Management" (page 56) and all tables, graphs and charts presented under the foregoing captions, in the 1993 Annual Report to Shareholders of the registrant is hereby incorporated by reference.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following information set forth in the accompanying 1993 Annual Report to Shareholders of the registrant is hereby incorporated by reference:
     The Consolidated Financial Statements of NationsBank Corporation and Subsidiaries together with the report thereon of Price Waterhouse dated January 14, 1994 (pages 57 through 61); all Notes to Consolidated Financial Statements (pages 62 through 77); the unaudited information presented in Table 24 (page
51); and the narrative comments under the caption "Fourth Quarter Review" (page
50).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.
                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information set forth under the caption "Election of Directors" on pages 3 through 12 of the definitive 1994 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on April 27, 1994 (the "1994 Proxy Statement") with respect to the name of each nominee or director, that person's age, that person's positions and offices with the registrant, that person's business experience, that person's directorships in other public companies, that person's service on the registrant's Board and certain of that person's family relationships and information set forth in the first paragraph on page 15 of the 1994 Proxy Statement with respect to Section 16 matters is hereby incorporated by reference.
CERTAIN ADDITIONAL INFORMATION CONCERNING EXECUTIVE OFFICERS OF THE REGISTRANT
     Pursuant to Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each person who presently may be deemed to be an executive officer of the registrant are listed below along with such person's business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.
     Fredric J. Figge, II, age 57, Chairman, Corporate Risk Policy of the registrant. Mr. Figge was named Chairman, Corporate Risk Policy in October, 1993 and prior to that time served as Chairman, Credit Policy of the registrant and of the Banks. He first became an officer of the registrant in September, 1987. He also serves as Chairman, Corporate Risk Policy of the Banks and as director of various subsidiaries of the registrant.
     James H. Hance, Jr., age 49, Vice Chairman and Chief Financial Officer of the registrant. Mr. Hance was named Chief Financial Officer in August, 1988, also served as Executive Vice President from March, 1987 to December 31, 1991 and was named Vice Chairman in October, 1993. He first became an officer of the registrant in 1987. He also serves as a director of Maryland National Bank, NationsBank of D.C., N.A., NationsBank Maryland, NationsBank Tennessee and various other subsidiaries of the registrant.
                                       9

     Kenneth D. Lewis, age 46, President of the registrant. Mr. Lewis was named to his present position in October, 1993. Prior to that time, from June, 1990 to October, 1993 he served as President of the registrant's General Bank and from August, 1988 to June, 1990, he served as President of NationsBank Texas. He first became an officer in 1971. Mr. Lewis also serves as a director of NationsBank Florida, NationsBank Georgia, NationsBank South Carolina and NationsBank Texas.
     Hugh L. McColl, Jr., age 58, Chairman of the Board and Chief Executive Officer of the registrant. He first became an officer in 1962. Mr. McColl was Chairman of the registrant from September, 1983 until effectiveness of the merger of C&S/Sovran on December 31, 1991, and was re-appointed Chairman on December 31, 1992. He also serves as a director of the registrant and as Chief Executive Officer of the Banks.
     Marc D. Oken, age 47, Executive Vice President and Principal Accounting Officer of the registrant. Mr. Oken was named to his present position in July, 1989, and from 1983 to 1989 served as an Audit Partner with Price Waterhouse. He first became an officer in 1989.
     James W. Thompson, age 54, Vice Chairman of the registrant and Chairman of NationsBank East. Mr. Thompson was named Vice Chairman in October, 1993, and as Chairman of NationsBank East upon effectiveness of the merger of C&S/Sovran on December 31, 1991. He first became an officer of NationsBank North Carolina in May, 1963. He also serves as chairman of the board of directors of Maryland National Bank, NationsBank North Carolina, NationsBank of D.C., N.A., NationsBank Maryland, NationsBank South Carolina and NationsBank Virginia.
ITEM 11.  EXECUTIVE COMPENSATION
     Information with respect to current remuneration of executive officers, certain proposed remuneration to them, their options and certain indebtedness and other transactions set forth in the 1994 Proxy Statement (i) under the caption "Board of Directors' Compensation" on page 17 thereof, (ii) under the caption "Executive Compensation" on pages 18 and 19 thereof, (iii) under the caption "Retirement Plans" on pages 19 and 20 thereof, (iv) under the caption "Deferred Compensation Plan" on pages 20 and 21 thereof, (v) under the caption "Benefit Security Trust" on page 21 thereof, (vi) under the caption "Stock Options" on page 22 thereof, and (vii) under the caption "Certain Transactions" on pages 31 through the first paragraph on page 34 thereof, is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The security ownership information required by Item 403 of Regulation S-K and relating to persons who beneficially own more than 5% of the outstanding shares of Common Stock or ESOP Preferred Stock is hereby incorporated by reference to the second full paragraph on page 3 of the 1994 Proxy Statement. Such required ownership information relating to directors, nominees and named executive officers individually and directors and executive officers as a group is hereby incorporated by reference to the Equity Securities ownership information set forth on pages 13 through 15 of the 1994 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information with respect to relationships and related transactions between the registrant and any director, nominee for director, executive officer, security holder owning 5% or more of the registrant's voting securities or any member of the immediate family of any of the above, as set forth in the 1994 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" beginning with the second full paragraph on page 29 through page 30 and under the caption "Certain Transactions" on pages 31 through the first paragraph on 34 thereof, is, to the extent such information is required by Item 404 of Regulation S-K, hereby incorporated by reference.
                                       10

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
          a. The following documents are filed as part of this report:

                                                                                                          PAGE IN
                                                                                                          ANNUAL
                                                                                                          REPORT*
         (1)   Financial Statements:
               Report of Independent Accountants.......................................................   57
               Consolidated Statement of Income for the three years ended
                 December 31, 1993.....................................................................   58
               Consolidated Balance Sheet at December 31, 1993 and 1992................................   59
               Consolidated Statement of Cash Flows for the three years ended
                 December 31, 1993.....................................................................   60
               Consolidated Statement of Changes in Shareholders' Equity for the three years ended
                 December 31, 1993.....................................................................   61
               Notes to Consolidated Financial Statements..............................................   62-77
               * Incorporated by reference from the indicated pages of the 1993 Annual Report to
                 Shareholders.
         (2)   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          b. The following reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 1993:
             Current Report on Form 8-K dated and filed October 8, 1993, Items 2 and 7.
             Current Report on Form 8-K dated and filed October 18, 1993, Items 5 and 7.
             Current Report on Form 8-K dated and filed October 29, 1993, Items 5 and 7.
             Form 8-K/A Amendment No. 1 to Form 8-K dated and filed November 10, 1993, Item 7.
          c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-7, including executive compensation plans and arrangements which are identified separately by asterisk).
     With the exception of the information herein expressly incorporated by reference, the 1993 Annual Report to Shareholders and the 1994 Proxy Statement of the registrant are not to be deemed filed as part of this Annual Report on Form 10-K.
                                       11

                                   SIGNATURE
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        NATIONSBANK CORPORATION

Date: March 30, 1994                    By:   /s/    JAMES H. HANCE, JR.
                                                    JAMES H. HANCE, JR.

                                                     VICE CHAIRMAN AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                      TITLE                                DATE
 /s/       HUGH L. MCCOLL, JR.           Chairman of the Board and                 March 30, 1994
                                          Chief Executive Officer
          (HUGH L. MCCOLL, JR.)
/s/          MARC D. OKEN                Executive Vice President                  March 30, 1994
                                          (Principal Accounting Officer)
            (MARC D. OKEN)
/s/         RONALD W. ALLEN              Director                                  March 30, 1994
               (RONALD W. ALLEN)
/s/       WILLIAM M. BARNHARDT           Director                                  March 30, 1994
             (WILLIAM M. BARNHARDT)
/s/            THOMAS M. BELK            Director                                  March 30, 1994
                (THOMAS M. BELK)
/s/           THOMAS E. CAPPS            Director                                  March 30, 1994
               (THOMAS E. CAPPS)
/s/        R. EUGENE CARTLEDGE           Director                                  March 30, 1994
             (R. EUGENE CARTLEDGE)
/s/          CHARLES W. COKER            Director                                  March 30, 1994
               (CHARLES W. COKER)
/s/          THOMAS G. COUSINS           Director                                  March 30, 1994
              (THOMAS G. COUSINS)
/s/           ALAN T. DICKSON            Director                                  March 30, 1994
               (ALAN T. DICKSON)
/s/         W. FRANK DOWD, JR.           Director                                  March 30, 1994
              (W. FRANK DOWD, JR.)
/s/               A. L. ELLIS            Director                                  March 30, 1994
                 (A. L. ELLIS)

                                      II-1

               SIGNATURE                         TITLE                           DATE
/s/           PAUL FULTON                        Director                    March 30, 1994
             (PAUL FULTON)
/s/      L. L. GELLERSTEDT, JR.                  Director                    March 30, 1994
        (L. L. GELLERSTEDT, JR.)
/s/        TIMOTHY L. GUZZLE                     Director                    March 30, 1994
          (TIMOTHY L. GUZZLE)
/s/        E. BRONSON INGRAM                     Director                    March 30, 1994
          (E. BRONSON INGRAM)
/s/          W. W. JOHNSON                       Director                    March 30, 1994
                (W. W. JOHNSON)
/s/        ROBERT E. MCNAIR                      Director                    March 30, 1994
               (ROBERT E. MCNAIR)
/s/           BUCK MICKEL                        Director                    March 30, 1994
                 (BUCK MICKEL)
/s/          JOHN J. MURPHY                      Director                    March 30, 1994
                (JOHN J. MURPHY)
/s/           JOHN C. SLANE                      Director                    March 30, 1994
                (JOHN C. SLANE)
/s/           JOHN W. SNOW                       Director                    March 30, 1994
                 (JOHN W. SNOW)
/s/      MEREDITH R. SPANGLER                    Director                    March 30, 1994
             (MEREDITH R. SPANGLER)
/s/        ROBERT H. SPILMAN                     Director                    March 30, 1994
              (ROBERT H. SPILMAN)
/s/     WILLIAM W. SPRAGUE, JR.                  Director                    March 30, 1994
           (WILLIAM W. SPRAGUE, JR.)
/s/        RONALD TOWNSEND                       Director                    March 30, 1994
               (RONALD TOWNSEND)
/s/       MICHAEL WEINTRAUB                      Director                    March 30, 1994
              (MICHAEL WEINTRAUB)
        By: /S/        CHARLES M. BERGER
      CHARLES M. BERGER, ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

                                                                                                         SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                           PAGE NO.
     1.        Not Applicable.
     2.        Not Applicable.
     3.        (a)    Amended and Restated Articles of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3 (i) of registrant's
                      Report on Form 8-K dated August 2, 1993.
               (b)    Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of registrant's Annual Report on
                      Form 10-K dated March 25, 1992.
     4.        (a)    Specimen certificate of registrant's Common Stock, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-45542.
               (b)    Specimen certificate of registrant's ESOP Convertible Preferred Stock, Series
                      C incorporated by reference to Exhibit 4(c) of registrant's Annual Report on
                      Form 10-K dated March 25, 1992.
               (c)    Indenture dated as of March 1, 1974 between registrant and Manufacturers
                      Hanover Trust Company, including the form of the Debenture, pursuant to which registrant issued its 8 3/8% Sinking Fund Debentures, due 1999, incorporated by reference to Exhibit 2 of registrant's Registration No. 2-50151.
               (d)    Indenture dated as of August 1, 1982 between registrant and Morgan Guaranty
                      Trust Company of New York, pursuant to which registrant issued its 7 3/4%
                      Debentures, due 2002, incorporated by reference to Exhibit 4.2 of registrant's
                      Registration No. 2-78530.

                                      E-1

                                                                                                         SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                           PAGE NO.
               (e)    Indenture dated as of October 1, 1986 between registrant and Security Pacific
                      National Trust Company (New York), pursuant to which registrant issued its
                      8 1/2% Notes, due 1996, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-7221.
               (f)    Indenture dated as of March 30, 1989 between registrant and The Bank of New
                      York, including the form of Notes, pursuant to which registrant issued its
                      10 1/2% Subordinated Notes, due 1999, incorporated by reference to Exhibit 4.2 of registrant's Registration No. 33-27918.
               (g)    Indenture dated as of September 1, 1989 between registrant and The Bank of New
                      York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due
                      2009; its 10.20% Subordinated Notes, due 2015, its 9 1/8% Subordinated Notes,
                      due 2001; and its 8 1/8% Subordinated Notes, due 2002, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-30717.
               (h)    Indenture dated as of January 1, 1992 between registrant and BankAmerica Trust
                      Company of New York, pursuant to which registrant issued its 6 5/8% Senior
                      Notes, due 1998; and its 5 3/8% Senior Notes, due 1995, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-54784.
               (i)    Indenture dated as of November 1, 1992 between registrant and The Bank of New
                      York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due
                      2005, incorporated by reference to Exhibit 4.1 of registrant's Amendment to
                      Application or Report on Form 8 dated March 1, 1993.
               (j)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of January 1, 1992 between registrant and BankAmerica National Trust company (formerly BankAmerica Trust Company of New York), pursuant to which registrant issued its Senior Medium-Term Notes, Series A and B; its 4 3/4%
                      Senior Notes, due 1996; its 5 1/8% Senior Notes, due 1998; and its 5 3/8%
                      Senior Notes, due 2000, incorporated by reference to Exhibit 4.1 of registrant's Report on Form 8-K dated July 6, 1993.
               (k)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated Medium-Term Notes, Series A and B;
                      and its 6 1/2% Subordinated Notes, due 2003, incorporated by reference to
                      Exhibit 4.4 of registrant's Report on Form 8-K dated July 6, 1993.
               (l)    The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.
     5.        Not Applicable.
     6.        Not Applicable.
     7.        Not Applicable.
     8.        Not Applicable.
     9.        None.
    10.        (a)    Partnership Agreement between NationsBanc Charlotte Center, Inc. and Charter
                      Properties, Inc. dated July 17, 1987, incorporated by reference to registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 1, 1988, and Amendment thereto dated as of February
                      20, 1992 incorporated by reference to Exhibit 10(f) of registrant's Annual
                      Report on Form 10-K dated March 25, 1992; and Release and Settlement Agreement between the parties thereto dated as of July 30, 1992 incorporated by reference to Exhibit 10(a) of registrant's Annual Report on Form 10-K dated
                      March 24, 1993.

                                      E-2

                                                                                                         SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                           PAGE NO.
               (b)    Limited Partnership Agreement of CSC Associates, L. P., between The Citizens and Southern Corporation and Cousins Properties Incorporated dated as of
                      September 29, 1989, including Transfer of Partnership Interest between The
                      Citizens and Southern Corporation and C&S Premises, Inc.; and First Amendment
                      thereto incorporated by reference to Exhibit 10(ss) of registrant's Annual
                      Report on Form 10-K dated March 25, 1992.
               (c)    Employment Agreement between registrant and A. L. Ellis incorporated by                  *
                      reference to Exhibit 2 of registrant's Registration No. 2-88129.
               (d)    The NationsBank Retirement Savings Plan, as effective January 1, 1993.                   *
               (e)    Investment Trust Agreement Under The NationsBank Retirement Savings Plan, as             *
                      effective January 1, 1993.
               (f)    ESOP Trust Agreement Under The NationsBank Retirement Savings Plan, as                   *
                      effective January 1, 1993.
               (g)    Ancillary Trust Agreement for the Investment Trust of The NationsBank                    *
                      Retirement Savings Plan, as effective January 1, 1993.
               (h)    Independent Agency Agreement for the Investment Trust of The NationsBank                 *
                      Retirement Savings Plan, as effective January 1, 1993.
               (i)    Description of the 1993 NationsBank Corporation Annual Incentive Plan for                *
                      Executive Officers.
               (j)    NationsBank Corporation and Designated Subsidiaries Directors' Retirement Plan           *
                      incorporated by reference to Exhibit 10(f) of registrant's Annual Report on
                      Form 10-K dated March 27, 1991.
               (k)    NationsBank Corporation and Designated Subsidiaries Supplemental Executive               *
                      Retirement Plan incorporated by reference to Exhibit 10(g) of registrant's
                      Annual Report on Form 10-K dated March 22, 1989; Amendment thereto dated as of
                      June 28, 1989 incorporated by reference to Exhibit 10(g) of registrant's
                      Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of
                      June 27, 1990 incorporated by reference to Exhibit 10(g) of registrant's
                      Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of
                      July 21, 1991 incorporated by reference to Exhibit 10(bb) of registrant's
                      Annual Report on Form 10-K dated March 25, 1992; Amendment thereto dated as of
                      December 3, 1992 and Amendment thereto dated as of December 15, 1992 both of which are incorporated by reference to Exhibit 10(l) of registrant's Annual
                      Report on Form 10-K dated March 24, 1993.
               (l)    NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan           *
                      for Key Employees incorporated by reference to Exhibit 10(h) of registrant's
                      Annual Report on Form 10-K dated March 22, 1989; Amendment thereto dated as of
                      June 28, 1989 incorporated by reference to Exhibit 10(h) of registrant's
                      Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of
                      June 27, 1990 incorporated by reference to Exhibit 10(h) of registrant's
                      Annual Report on Form 10-K dated March 27, 1990; Amendment thereto dated as of
                      July 21, 1991 incorporated by reference to Exhibit 10(bb) of registrant's
                      Annual Report on Form 10-K dated March 25, 1992; and Amendment thereto dated as of December 3, 1992 incorporated by reference to Exhibit 10(m) of registrant's Annual Report on Form 10-K dated March 24, 1993.
               (m)    1986 Restricted Stock Award Plan of NationsBank Corporation, as amended,                 *
                      incorporated by reference to Exhibit 10(n) of registrant's Annual Report on
                      Form 10-K dated March 24, 1993.
               (n)    The NationsBank Pension Plan, as effective January 1, 1993.                              *

                                                                                                         SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                           PAGE NO.
               (o)    NationsBank Corporation and Designated Subsidiaries Supplemental Retirement              *
                      Plan; Amendment thereto dated as of June 28, 1989 incorporated by reference to
                      Exhibit 10(k) of registrant's Annual Report on Form 10-K dated March 28, 1990;
                      Amendment thereto dated as of June 27, 1990 incorporated by reference to
                      Exhibit 10(k) of registrant's Annual Report on Form 10-K dated March 27, 1991;
                      Amendment thereto dated as of July 21, 1991 incorporated by reference to
                      Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25,
                      1992; Amendment thereto dated as of December 3, 1992 and Amendment thereto dated as of December 4, 1992 both of which are incorporated by reference to
                      Exhibit 10(p) of registrant's Annual Report on Form 10-K dated March 24, 1993.
               (p)    NationsBank Corporation and Designated Subsidiaries Supplemental Executive               *
                      Retirement Plan for Senior Management Employees incorporated by reference to
                      Exhibit 10(1) of registrant's Annual Report on Form 10-K dated March 22, 1989;
                      Amendment thereto dated as of June 28, 1989 incorporated by reference to
                      Exhibit 10(1) of registrant's Annual Report on Form 10-K dated March 28, 1990;
                      Amendment thereto dated as of June 27, 1990 incorporated by reference to
                      Exhibit 10(1) of registrant's Annual Report on Form 10-K dated March 27, 1991;
                      Amendment thereto dated as of July 21, 1991 incorporated by reference to
                      Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25,
                      1992; Amendment thereto dated as of December 3, 1992 and Amendment thereto dated as of December 15, 1992 both of which are incorporated by reference to
                      Exhibit 10(q) of registrant's Annual Report on Form 10-K dated March 24, 1993.
               (q)    Compensation Arrangements for Kenneth D. Lewis incorporated by reference to              *
                      Exhibit 10(m) of registrant's Annual Report on Form 10-K dated March 22, 1989;
                      Amendments thereto dated July 2, 1990 incorporated by reference to Exhibit
                      10(r) of registrant's Annual Report on Form 10-K dated March 27, 1991; and
                      Amendments thereto dated as of January 1, 1991 incorporated by reference to
                      Exhibit 10(q) of registrant's Annual Report on Form 10-K dated March 25, 1992.
               (r)    Split Dollar Agreement dated as of February 1, 1990 between registrant and               *
                      Hugh L. McColl III, as Trustee for the benefit of Hugh L. McColl, Jr. and Jane
                      S. McColl incorporated by reference to Exhibit 10(s) of registrant's Annual
                      Report on Form 10-K dated March 27, 1991.
               (s)    NationsBank Corporation Benefit Security Trust dated as of June 27, 1990                 *
                      incorporated by reference to Exhibit 10(t) of registrant's Annual Report on
                      Form 10-K dated March 27, 1991; and First Supplement thereto dated as of
                      November 30, 1992 incorporated by reference to Exhibit 10(v) of registrant's
                      Annual Report on Form 10-K dated March 24, 1993.
               (t)    The NationsBank Retirement Savings Restoration Plan, as effective January 1,             *
                      1994.
               (u)    Employment Arrangement with Fredric J. Figge, II dated July 27, 1987                     *
                      incorporated by reference to Exhibit 10(tt) of registrant's Annual Report on
                      Form 10-K dated March 25, 1992.
               (v)    Business Asset Purchase Agreement dated November 17, 1992 among NationsBanc
                      Financial Services and the other Purchasers named or to be named therein and
                      Chrysler First, Inc. and the other sellers named therein incorporated by reference to Exhibit 28.2 of registrant's Report on Form 8-K dated December 2,
                      1992.
               (w)    Loan Asset Purchase Agreement dated November 17, 1992 among NationsBank of
                      Texas, N.A. and Chrysler First, Inc. and the other Sellers named therein incorporated by reference to Exhibit 28.3 of registrant's Report on Form 8-K dated December 2, 1992.
               (x)    Investment Agreement between registrant and MNC Financial, Inc., with certain exhibits attached thereto (except Exhibits A and D), incorporated by reference to Exhibit 28.3 of registrant's Quarterly Report on Form 10-Q dated August 11,
                      1992; and Amendment thereto dated as of September 28, 1992 incorporated by reference to Exhibit 28.1 of registrant's Report on Form 8-K dated October 2,
                      1992.
               (y)    MNC Financial, Inc. Articles Supplementary for Series A Preferred Stock (in
                      the form of Exhibit A to the Investment Agreement) incorporated by reference to Exhibit 28.3 of registrant's Quarterly Report on Form 10-Q dated August 11,
                      1992.
               (z)    Registration Rights Agreement dated as of July 16, 1992, by and between registrant and MNC Financial, Inc. (in the form of Exhibit D to the Investment
                      Agreement) incorporated by reference to Exhibit 28.3 of registrant's Quarterly
                      Report on Form 10-Q dated August 11, 1992.
               (aa)   Agreement and Plan of Consolidation between registrant and MNC Financial, Inc.
                      incorporated by reference to Exhibit 28.4 of registrant's Quarterly Report on
                      Form 10-Q dated August 11, 1992; Amendment thereto dated as of September 28,
                      1992 incorporated by reference to Exhibit 28.1 of registrant's Report on Form
                      8-K dated October 2, 1992; and Amendment thereto dated as of November 30, 1992 incorporated by reference to Exhibit 28.6 of registrant's Report on Form 8-K dated December 2, 1992.
               (bb)   Agreement among registrant, MNC Financial, Inc., Alfred Lerner and the Maybaco
                      Company incorporated by reference to Exhibit 28.5 of registrant's Quarterly
                      Report on Form 10-Q dated August 11, 1992.
    11.        Earnings per share computation.
    12.        None.
    13.        1993 Annual Report to Shareholders. This exhibit filed via EDGAR contains only those portions of the Annual Report that are incorporated by reference.
    14.        Not Applicable.
    15.        Not Applicable.
    16.        None.
    17.        Not Applicable.
    18.        None.
    19.        None.
    20.        Not Applicable.

                                      E-4

                                                                                                         SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                           PAGE NO.
    21.        List of Subsidiaries of Registrant.
    22.        None.
    23.        Consent of Price Waterhouse.
    24.1       Power of Attorney.
    24.2       Corporate Resolution.
    25.        Not Applicable.
    26.        Not Applicable.
    27.        None.
    28.        None.
    99.        None.

* Denotes executive compensation plan or arrangements.
                                      E-5