Form 10-Q
period 1994-03-31
NATIONSBANK CORP
filed 1994-05-13
CIK 70858

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      For the quarterly period ended       March 31, 1994
                                      --------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      For the transition period from                 to
                                     ---------------    ---------------
                       Commission file number   1-6523
                                              ----------

                            NationsBank Corporation
- - -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             North Carolina                            56-0906609
- - --------------------------------------- ---------------------------------------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

         NationsBank Corporate Center, Charlotte, North Carolina 28255
- - -------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (704) 386-5000
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----
At April 30, 1994, there were 274,715,504 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

March 31, 1994 Form 10-Q

Index

                                                                     Page
                                                                     ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Income for the Three Months
         Ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . .  3

         Consolidated Balance Sheet at March 31, 1994, December 31,
         1993 and March 31, 1993 . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statement of Cash Flows for the Three
         Months Ended March 31, 1994 and 1993. . . . . . . . . . . . .  5

         Consolidated Statement of Changes in Shareholders'
         Equity for the Three Months Ended March 31, 1994 and 1993 . .  6

         Notes to Consolidated Financial Statements. . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . . . . . .  9

Part II. Other Information

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 31

Item 6.  Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)
                                                                               Three Months
                                                                              Ended March 31
                                                                           --------------------
                                                                              1994        1993
                                                                           --------------------
Income from Earning Assets
 Interest and fees on loans............................................... $  1,757    $  1,432
 Lease financing income...................................................       30          25
 Interest and dividends on securities
  Held for investment.....................................................      151         350
  Held for sale...........................................................      179           6
 Interest and fees on loans held for sale.................................       11          11
 Time deposits placed and other short-term investments....................       14          21
 Federal funds sold.......................................................        6           3
 Securities purchased under agreements to resell..........................       81          27
 Trading account assets...................................................      169          21
                                                                           --------------------
  Total income from earning assets........................................    2,398       1,896
                                                                           --------------------
Interest Expense
 Deposits.................................................................      519         561
 Borrowed funds and trading liabilities...................................      454         181
 Capital leases and long-term debt........................................      137          79
                                                                           --------------------
  Total interest expense..................................................    1,110         821
                                                                           --------------------
Net interest income.......................................................    1,288       1,075
Provision for credit losses...............................................      100         120
                                                                           --------------------
Net credit income.........................................................    1,188         955
Gains on sales of securities..............................................       14          12
Noninterest income........................................................      680         481
Other real estate owned expense...........................................        5          24
Noninterest expense.......................................................    1,219         998
                                                                           --------------------
Income before income taxes and effect of change in method of accounting
 for income taxes.........................................................      658         426
Income tax expense........................................................      241         145
                                                                           --------------------
Income before effect of change in method of accounting for income taxes...      417         281
Effect of change in method of accounting for income taxes.................        -         200
                                                                           --------------------
Net income................................................................ $    417    $    481
                                                                           ====================
Net income available to common shareholders............................... $    414    $    479
                                                                           ====================
Per-share information
 Earnings per common share before effect of change in method of
  accounting for income taxes............................................. $   1.52    $   1.10
 Effect of change in method of accounting for income taxes................        -        0.79
                                                                           --------------------
 Earnings per common share................................................ $   1.52    $   1.89
                                                                           ====================
 Fully diluted earnings per common share before effect of change in
  method of accounting for income taxes................................... $   1.51    $   1.09
 Effect of change in method of accounting for income taxes................        -        0.78
                                                                           --------------------
 Fully diluted earnings per common share.................................. $   1.51    $   1.87
                                                                           ====================
 Dividends per common share............................................... $   0.46    $   0.40
                                                                           ====================
Average common share(in thousands)........................................  271,947     253,341
                                                                           ====================
See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)
                                                                                     March 31   December 31   March 31
                                                                                       1994        1993         1993
                                                                                     ----------------------------------
Assets
 Cash and cash equivalents.........................................................  $  8,178    $  7,649     $  6,402
 Time deposits placed and other short-term investments.............................     1,148       1,479        1,905
 Securities
  Held for investment, at cost (market value - $14,244; $13,604 and $25,244).......    14,442      13,584       24,819
  Held for sale, at market; March 31, 1993, at cost (market value - $128)..........    15,927      15,470          127
                                                                                     ---------------------------------
   Total securities................................................................    30,369      29,054       24,946
                                                                                     ---------------------------------

 Loans held for sale...............................................................       595       1,697          552
 Trading account assets............................................................    12,285      10,610        1,790
 Federal funds sold................................................................     1,084         691        1,422
 Securities purchased under agreements to resell...................................    10,895       6,353        2,717
 Loans, net of unearned income of $496; $553 and $329..............................    90,102      89,024       72,710
 Leases, net of unearned income of $703; $702 and $500.............................     2,028       1,982        1,593
 Factored accounts receivable......................................................     1,637       1,001        1,041
                                                                                     ---------------------------------
  Loans, leases and factored accounts receivable, net of unearned income...........    93,767      92,007       75,344
 Allowance for credit losses.......................................................    (2,187)     (2,169)      (1,566)
 Premises, equipment and lease rights, net.........................................     2,258       2,259        2,188
 Customers' acceptance liability...................................................       718         708          812
 Interest receivable...............................................................     1,002       1,117          783
 Goodwill..........................................................................       825         812          512
 Core deposit and other intangibles................................................       564         555          469
 Other assets......................................................................     3,570       4,864        3,165
                                                                                     ---------------------------------
                                                                                     $165,071    $157,686     $121,441
                                                                                     =================================
Liabilities
 Deposits
  Noninterest-bearing..............................................................  $ 20,172    $ 20,723     $ 15,981
  Savings..........................................................................     9,111       8,784        6,080
  NOW and money market deposit accounts............................................    30,155      30,881       28,230
  Time.............................................................................    26,785      26,691       28,389
  Foreign time.....................................................................     4,533       4,034        2,628
                                                                                     ---------------------------------
   Total deposits..................................................................    90,756      91,113       81,308
                                                                                     ---------------------------------
 Borrowed funds and trading liabilities
  Federal funds purchased..........................................................     6,934       7,135        6,480
  Securities sold under agreements to repurchase...................................    26,332      21,236       14,252
  Commercial paper.................................................................     2,046       2,056        1,172
  Other short-term borrowings and trading liabilities..............................    15,351      13,821        2,685
                                                                                     ---------------------------------
   Total borrowed funds and trading liabilities....................................    50,663      44,248       24,589
                                                                                     ---------------------------------
 Liability to factoring clients....................................................       824         534          578
 Acceptances outstanding...........................................................       718         708          812
 Accrued expenses and other liabilities............................................     3,763       2,752        1,771
 Capital leases and long-term debt.................................................     8,175       8,352        4,163
                                                                                     ---------------------------------
   Total liabilities...............................................................   154,899     147,707      113,221
                                                                                     ---------------------------------
Shareholders' Equity
 Preferred stock: authorized - 45,000,000 shares
  ESOP Convertible, Series C: issued - 2,673,406; 2,703,440 and 2,790,977 shares...       114         115          118
  Series CC: issued - none; 752,600 shares and none................................         -          38            -
  Series DD: issued - none; 1,107,600 shares and none..............................         -          55            -
 Common stock: authorized - 500,000,000 shares;
  issued - 274,537,247; 270,904,656 and 253,912,701 shares.........................     4,655       4,594        3,742
 Retained earnings.................................................................     5,575       5,247        4,557
 Other.............................................................................      (172)        (70)        (197)
                                                                                     ---------------------------------
   Total shareholders' equity......................................................    10,172       9,979        8,220
                                                                                     ---------------------------------
                                                                                     $165,071    $157,686     $121,441
                                                                                     =================================
See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in Millions)
                                                                                   Three Months
                                                                                  Ended March 31
                                                                                -------------------
                                                                                   1994      1993
                                                                                -------------------
Operating Activities
 Net income..................................................................   $    417   $   481
 Reconciliation of net income to net cash provided by operating activities
  Provision for credit losses................................................        100       120
  Gains on sales of securities...............................................        (14)      (12)
  Depreciation and premise improvements amortization.........................         64        59
  Amortization of intangibles................................................         34        25
  Deferred income tax expense................................................         52        55
  Effect of change in method of accounting for income taxes..................          -      (200)
  Net change in trading instruments..........................................      2,152      (429)
  Net decrease in interest receivable........................................        119       101
  Net increase (decrease) in interest payable................................        (12)        8
  Net decrease in loans held for sale........................................      1,102       684
  Net increase in liability to factoring clients.............................         90        96
  Other operating activities.................................................        676       (39)
                                                                                ------------------
   Net cash provided by operating activities.................................      4,780       949
                                                                                ------------------
Investing Activities
 Proceeds from maturities of securities held for investment..................      4,215     2,119
 Purchases of securities held for investment.................................     (5,082)   (3,583)
 Proceeds from sales and maturities of securities held for sale..............     10,244     2,858
 Purchases of securities held for sale.......................................    (10,751)   (1,599)
 Net increase in federal funds sold and securities
  purchased under agreements to resell.......................................     (4,611)   (1,541)
 Net decrease in time deposits placed and other short-term investments.......        334        89
 Net originations of loans and leases........................................     (2,372)   (1,684)
 Net purchases of premises and equipment.....................................        (55)      (33)
 Purchases of loans and leases...............................................       (732)     (698)
 Proceeds from sales and securitizations of loans............................      2,063     1,590
 Purchases of mortgage servicing rights......................................        (20)       (2)
 Purchases of factored accounts receivable...................................     (2,071)   (1,705)
 Collections of factored accounts receivable.................................      1,619     1,577
 Proceeds from sales of other real estate owned..............................         86        44
 Sale (acquisitions) of subsidiaries, net of cash............................        126    (2,142)
                                                                                ------------------
   Net cash used by investing activities.....................................     (7,007)   (4,710)
                                                                                ------------------
Financing Activities
 Net decrease in deposits....................................................       (880)   (1,419)
 Net increase in federal funds purchased and securities
  sold under agreements to repurchase........................................      4,799     4,680
 Net decrease in other borrowed funds........................................       (809)   (1,891)
 Proceeds from issuance of long-term debt....................................          -     1,196
 Retirement of long-term debt................................................       (163)     (100)
 Preferred stock repurchased and redeemed....................................        (94)        -
 Proceeds from issuance of common stock......................................         43        30
 Cash dividends paid.........................................................       (130)     (103)
 Other financing activities..................................................        (10)       (1)
                                                                                ------------------
   Net cash provided by financing activities.................................      2,756     2,392
                                                                                ------------------
Net increase (decrease) in cash and cash equivalents.........................        529    (1,369)
Cash and cash equivalents at January 1.......................................      7,649     7,771
                                                                                ------------------
Cash and cash equivalents at March 31........................................   $  8,178   $ 6,402
                                                                                ==================

Loans transferred to other real estate owned amounted to $46 and $88 for the three months ended March 31, 1994 and
1993, respectively.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)

                                                                                                                  Total
                                                                Common Stock                                      Share-
                                                  Preferred   ----------------   Retained    Loan to             holders'
                                                    Stock     Shares    Amount   Earnings   ESOP Trust   Other    Equity
                                                  -----------------------------------------------------------------------
Balance on December 31, 1992...................     $119      252,990   $3,702    $4,179       $(98)     $ (88)  $ 7,814
 Net income....................................                                      481                             481
 Cash dividends
  Common.......................................                                     (101)                           (101)
  Preferred....................................                                       (2)                             (2)
 Common stock issued under dividend
  reinvestment and employee plans..............                   905       39                              (9)       30
 Other.........................................       (1)          18        1                              (2)       (2)
                                                    --------------------------------------------------------------------
Balance on March 31, 1993......................     $118      253,913   $3,742    $4,557       $(98)     $ (99)  $ 8,220
                                                    ====================================================================

Balance on December 31, 1993...................     $208      270,905   $4,594    $5,247       $(88)     $  18   $ 9,979
 Net income....................................                                      417                             417
 Cash dividends
  Common.......................................                                     (127)                           (127)
  Preferred....................................                                       (3)                             (3)
 Preferred stock repurchased and redeemed......      (93)                   (1)                                      (94)
 Common stock issued under dividend
  reinvestment and employee plans..............                   978       40                               3        43
 Acquisition of Corpus Christi National Bank...                 2,629       21        41                              62
 Valuation reserve for securities held
  for sale and marketable equity
  securities, net of tax.......................                                                           (109)     (109)
 Other.........................................       (1)          25        1                               4         4
                                                    --------------------------------------------------------------------
Balance on March 31, 1994......................     $114      274,537   $4,655    $5,575       $(88)     $ (84)  $10,172
                                                    ====================================================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

     The consolidated financial statements include the accounts of NationsBank Corporation and its subsidiaries (the Corporation). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The information contained in the financial statements is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
     Accounting policies followed in the presentation of interim financial results are presented on pages 62 and 63 of the 1993 Annual Report to Shareholders.



Note 2 - Acquisition Activity

     On February 28, 1994, the Corporation merged with Corpus Christi National Bank (CCNB) of Corpus Christi, Texas, which had assets at the closing date of $687 million. The Corporation acquired all the outstanding capital stock of CCNB by exchanging 2.5 shares of its common stock for each share of CCNB common stock outstanding. As a result, the Corporation issued 2.6 million shares of common stock, for a total consideration valued at approximately $62 million. This acquisition was accounted for as a pooling of interests. Financial data prior to January 1994 has not been restated for the results of CCNB operations because the impact is not material.
     On February 18, 1994, the Corporation entered into an agreement with California Federal Savings Bank to acquire for cash 43 banking centers in Florida, including deposits, and one banking center in Georgia, including deposits, at a purchase price of approximately $160 million. The Corporation expects to complete the acquisition during the second half of 1994.



Note 3 - Repurchase and Redemption of Preferred Stock

     During the quarter ended March 31, 1994, the Corporation repurchased and redeemed all 753 thousand shares of its Series CC Preferred Stock at a weighted average price of $51.32 per share and all 1.108 million shares of its Series DD Preferred Stock at a weighted average price of $49.86 per share. The aggregate redemption price was $94 million.

Note 4 - Securities

     The book and market values of securities held for investment at March 31, 1994, were (dollars in millions):

                                                                     Gross     Gross
                                                                    Unreal-   Unreal-
                                                            Book     ized      ized    Market
                                                            Value    Gains    Losses   Value
                                                          -----------------------------------
U.S. Treasury securities and securities of other
 U.S. government agencies and corporations.............   $13,989     $ 6       $219  $13,776
Other taxable securities...............................       429      18          4      443
                                                          -----------------------------------
 Total taxable securities..............................    14,418      24        223   14,219
Tax-exempt securities..................................        24       1          -       25
                                                          -----------------------------------
                                                          $14,442     $25       $223  $14,244
                                                          ===================================

     Securities held for sale at March 31, 1994, were (dollars in millions):

                                                                     Gross     Gross
                                                                    Unreal-   Unreal-
                                                                     ized      ized    Market
                                                            Cost     Gains    Losses   Value
                                                          -----------------------------------
U.S. Treasury securities and securities of other
 U.S. government agencies and corporations.............   $15,596     $37       $ 88  $15,545
Other taxable securities...............................         7       -          -        7
                                                          -----------------------------------
 Total taxable securities..............................    15,603      37         88   15,552
Tax-exempt securities..................................       353      22          -      375
                                                          -----------------------------------
                                                          $15,956     $59       $ 88  $15,927
                                                          ===================================

Note 5 - Commitments and Contingencies

     The Corporation's commitments to extend credit at March 31, 1994, were $63.7 billion as compared to $45.9 billion at March 31, 1993. Standby letters of credit (SBLCs) represent commitments by the Corporation to meet the obligations of the account party if called upon. Outstanding SBLCs and guarantees as of March 31, 1994, were $6.6 billion as compared to $4.9 billion at March 31, 1993. These amounts have been reduced for SBLCs collateralized by cash and SBLCs participated to other financial institutions.
     See Tables 7 and 16 and the discussion accompanying Table 16 in Item 2. regarding the Corporation's derivatives activities.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Analysis of the results of operations and financial condition of NationsBank Corporation (the Corporation) for the first quarter of 1994 is impacted by certain acquisitions completed in 1993 and 1994.
     In the third quarter of 1993, the Corporation acquired substantially all of the assets and certain of the liabilities of Chicago Research & Trading Group Ltd. (CRT). The options market-making and trading portion became known as NationsBanc-CRT and the primary government securities dealer portion became a part of the Corporation's Capital Markets group. Effective October 1, 1993, the Corporation completed its acquisition of MNC Financial Inc. (MNC). Also in the fourth quarter of 1993, the Corporation acquired a substantial amount of the assets and the ongoing business of U S WEST Financial Services Inc. and formed the corporate finance unit known as Nations Financial Capital Corporation. These acquisitions are reflected in the Corporation's financial data from their dates of acquisition.
     During the first quarter of 1994, the Corporation acquired Corpus Christi National Bank (CCNB) of Corpus Christi, Texas. This acquisition is reflected in the Corporation's financial data beginning January 1, 1994.

Analysis of Results of Operations

Earnings Review

     A comparison of selected operating results for the first three months of 1994 and 1993 is presented in Table 1.
     Net income of $417 million for the first quarter of 1994 represented an increase of $136 million, or 48 percent, over earnings of $281 million during the same period in 1993 excluding the impact of adopting a new income tax accounting standard. Earnings per common share were $1.52 and $1.10 for the first quarters of 1994 and 1993, respectively. Including the $200-million, or $.79-per share, tax benefit of the new accounting standard, first quarter 1993 net income was $481 million, or $1.89 per common share.
     Several factors contributed to the increase in net income in the first quarter of 1994. Taxable-equivalent net interest income of $1.3 billion increased by 19 percent compared to the first quarter of 1993. Reflecting the continued positive trends in credit quality, provision expense declined $20 million and OREO expense declined $19 million. Noninterest income rose 41 percent to $680 million due to acquisitions and strong fee income. Partially offsetting these improvements to net income was an increase of $221 million in noninterest expense primarily due to acquisitions.
     The return on average common shareholders' equity was 16.82 percent and
14.29 percent for the first quarters of 1994 and 1993, respectively, excluding the tax benefit in the first quarter of 1993. The return was 24.56 percent in the 1993 quarter including the benefit.

Customer Group Review

     As shown on Table 2, the Corporation is segregated into three major internal management units, or Customer Groups, managed with a focus on numerous performance objectives including return on equity, operating efficiency and net income.
     The net income of the customer groups reflects funds transfer pricing. This transfer pricing system derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each customer group based on an assessment of its inherent risk.
     The General Bank includes the Corporation's retail banking network known as the Banking Group; Financial Products, which provides specialized services such as bank card, residential mortgages and indirect lending on a national basis; and Trust and Private Banking.
     The General Bank's return on equity of 18 percent for the first quarter of 1994 exceeded the 16 percent earned for 1993 due to improvements in both credit quality and the efficiency ratio. Reflecting the effect of acquisitions and internal growth, total loans for the first quarter of 1994 were 12 percent above the annual average for 1993.
     In the first quarter, the Banking Group contributed 60 percent of the General Bank's earnings with a return on equity of 16 percent. The Financial Products group contributed 32 percent of the General Bank's earnings with a return on equity of 29 percent.
     The Institutional Group includes Corporate and Investment Banking activities, Real Estate Finance, Specialized Lending and the Capital Markets group, which includes customer-related derivatives, foreign exchange, securities trading and debt underwriting activities. Housed in this unit are NationsBanc-CRT and NationsBanc Capital Markets Inc.
     The Institutional Group's return on equity of 17 percent improved upon the 16 percent earned in 1993. Improvements in credit quality as well as a strong quarter in Capital Markets led to the higher return on equity.

     The Corporate Bank contributed 39 percent of the Institutional Group's earnings with a return on equity of 18 percent. The Real Estate group contributed 32 percent of the Institutional Group's earnings with a return on equity of 15 percent. Capital Markets contributed 13 percent of the Institutional Group's earnings with a return on equity of 20 percent.
     Financial Services, comprising NationsCredit and Nations Financial Capital Corporation, contributed $25 million in earnings with a return on equity of 14 percent.
     The Other category in Table 2 includes gains on the sales of securities and earnings on unallocated equity.

Net Interest Income

     Tables 3 and 4 present an analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters. Table 5 analyzes the changes in net interest income between the first quarter of 1994 and the fourth and first quarters of 1993.
      Taxable-equivalent net interest income increased $212 million to $1.310 billion in the first quarter of 1994, compared to $1.098 billion in the first quarter of 1993. The increase was primarily due to higher earning asset levels, particularly average loan and lease levels which increased $18.1 billion, and reflected solid internal growth as well as acquisitions.
     The net interest yield declined 47 basis points to 3.69 percent in the first quarter of 1994, compared to 4.16 percent in the same quarter in 1993. The decline was due to the addition of CRT which contributed $16.3 billion to average earning assets yet added minimally to net interest income. While CRT assets, which include the Corporation's primary government securities dealer, are earning assets, dealer trading revenues are recorded as noninterest income. Excluding the impact of CRT, the first-quarter 1994 net interest yield totaled
4.16 percent, unchanged from the first quarter of 1993.
     While the cost of interest-bearing liabilities remained stable at 3.57 percent, the yield on average earning assets declined 47 basis points, to 6.81 percent from 7.28 percent, between the periods. Excluding the impact of CRT, the yield on average earning assets declined 23 basis points, reflecting an overall decline in market rates.
     Acquisitions contributed approximately $10 billion to average loans in the first quarter of 1994 compared to the first quarter of 1993. Excluding the impact of acquisitions and the fourth-quarter 1993 $1.3-billion bank card securitization, average loan levels increased $9.0 billion, or 12 percent, compared to the first quarter of 1993.
     Average interest-bearing liabilities increased $32.9 billion in the first quarter of 1994 compared to the first quarter of 1993. Borrowed funds and trading liabilities, which include federal funds purchased, securities sold under agreements to repurchase and short sales, increased $23.4 billion resulting, in a large part, from the financing of CRT's dealer inventory and trading activities. Long-term debt increased $4.5 billion principally due to debt acquired in the MNC acquisition and debt securities issued in connection with financing Financial Services. Interest-bearing deposits increased $5.0 billion, again principally due to the MNC acquisition. Excluding MNC, average interest-bearing deposits declined $1.9 billion in the first quarter of 1994 compared to the same quarter in 1993 primarily in consumer CDs and money market savings accounts, partially offset by increases in consumer savings and foreign time deposits. The decline in interest-bearing deposits was reflective of industry trends and customers seeking higher yielding investment alternatives.
     Taxable-equivalent net interest income declined slightly in the first quarter of 1994 compared to the fourth quarter of 1993 despite a $4.1-billion increase in average earning assets. The favorable influence of higher earning assets was offset by the impact of two fewer days in the first quarter of 1994 than in the previous quarter and the full-quarter impact of the $1.3-billion bank card securitization in December 1993.
     The reported net interest yield declined eight basis points to 3.69 percent in the first quarter of 1994, compared to 3.77 percent in the fourth quarter of 1993. Excluding the impact of CRT and bank card securitizations in both quarters, the first-quarter 1994 net interest yield increased four basis points.
     The Corporation periodically securitizes bank card receivables which changes the involvement of the Corporation from that of a lender to that of a loan servicer. For the portion of the bank card portfolio securitized, net interest income net of credit losses is instead reported as noninterest income.
     The Corporation had an average of $1.3 billion, $.2 billion and $.3 billion in securitized bank card receivables in the first quarter of 1994, the fourth quarter of 1993 and the first quarter of 1993, respectively. In addition, the Corporation, primarily as the result of acquisitions, has other types of loan receivables which have previously been securitized. Table 6 shows the net impact of the securitized bank card receivables portfolio on the income statement, average balance sheet and bank card credit losses.

     The Corporation's asset and liability management process manages the structure of the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates.
     Interest rate swaps are one of the tools used for interest rate risk management. Utilizing these instruments, the Corporation can adjust its interest rate risk position without exposing itself to principal risk and funding requirements as swaps do not involve the exchange of notional amounts, just net interest payments. Net interest receipts of $56 million and $42 million for the three months ended March 31, 1994 and 1993, respectively, have been included with interest income on the underlying commercial loans. As reflected in Table 7,the notional amount of the interest rate swap program at March 31, 1994, was $18.6 billion with the Corporation receiving fixed on $18.2 billion of notional amount and receiving variable on $.4 billion. On a combined basis, the average interest rate received was 4.81 percent and paid was 3.74 percent as of March 31, 1994. Deferred gains and losses relating to terminated contracts are not significant.
     The estimated unrealized market value at March 31, 1994, was a negative $375 million compared to approximately zero at December 31, 1993. This decline is reflective of the recent rise in interest rates. The unrealized depreciation in estimated value of the swap portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet position should not be viewed in isolation. As interest rates rose, the value of core deposits and other fixed rate longer-term liabilities increased to offset the decline in swaps and other fixed rate assets. Management routinely measures the impact of interest rate changes on the estimated value of its assets, liabilities and off-balance sheet instruments. The overall impact of interest rate changes during the first quarter of 1994 on these estimated values is estimated to be less than 1.5 percent of shareholders' equity.
     Management also routinely measures the impact of actual and potential interest rate changes on the earnings of the Corporation. At December 31, 1993, before the recent Federal Reserve tightening, the impact of a gradual 100-basis-point rise in rates was estimated to be three percent of net income when compared to stable rates assuming no discretionary management action. As a result of the recent increases in interest rates, management took pricing actions which, when combined with the position of the yield curve and increase in the prime rate, largely offset the impact of such interest rate increases. At March 31, 1994, the impact of a gradual 100-basis-point rise in interest rates is estimated at three to four percent of net income when compared to stable rates, again assuming no discretionary management action.
     Table 8 represents the Corporation's interest-rate gap position at March 31, 1994. This is a one-day position which is continually changing and is not necessarily indicative of the Corporation's position at any other time. Additionally, this table indicates only the contractual or anticipated repricing of assets and liabilities and does not consider the many factors that accompany interest rate movements. The Corporation's negative cumulative interest rate gap position in the near term reflects its strong customer-deposit gathering franchise which provides a relatively stable core deposit base. These available funds have been deployed in longer-term interest-earning assets including certain loans and securities.

Provision for Credit Losses

     The provision for credit losses was $100 million in the first three months of 1994 compared to $120 million in the same period of 1993. Excluding the impact of acquisitions, nonperforming assets and net charge-offs have declined since the first quarter of 1993, indicating continued improvement in credit quality.

Nonperforming Assets

     At March 31, 1994, nonperforming assets, presented in Table 9, were $1.6 billion, or 1.73 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $1.8 billion, or 1.92 percent, at December 31, 1993, and $1.9 billion, or 2.53 percent, at March 31, 1993. Excluding the impact of late 1993 acquisitions, nonperforming assets totaled $1.2 billion at March 31, 1994, a decline of $763 million from the same quarter of 1993. At March 31, 1993, prior to its acquisition by the Corporation, MNC nonperforming assets totaled $898 million, compared to $411 million at March 31, 1994.
     Nonperforming loans were $1.067 billion at the end of the first quarter of 1994, compared to $1.340 billion at the end of the same quarter in the previous year. The decline was centered in commercial nonperforming loans which declined $175 million, or 29 percent, and in real estate commercial and construction nonperforming loans which declined $113 million, or 20 percent. These declines were partially offset by a $36-million increase in other consumer nonperforming loans principally due to acquisitions. The reduction in nonperforming loans primarily reflected payments and the improved financial condition of borrowers, partially offset by acquisitions.

     Other real estate owned, which represents real estate acquired through foreclosure and in-substance foreclosures, totaled $569 million on March 31, 1994, a decline of $92 million, or 14 percent, from December 31, 1993, and $15 million, or three percent, from March 31, 1993. Excluding late 1993 acquisitions, other real estate owned declined $39 million compared to December 31, 1993, and $206 million compared to March 31, 1993.
     The Corporation continues efforts to expedite disposition, collection and renegotiation of nonperforming and other lower quality assets. As a part of this process, the Corporation routinely evaluates all reasonable alternatives including the sale of assets individually or in groups. The final decision to proceed with any alternative is evaluated in the context of the overall credit-risk profile of the Corporation.
     The amount of loans past due 90 days or more that were not classified as nonperforming loans totaled $154 million on March 31, 1994, compared to $167 million on December 31, 1993, and $188 million on March 31, 1993.

Allowance for Credit Losses

     At March 31, 1994, the allowance for credit losses was $2.187 billion, or
2.33 percent of loans, leases and factored accounts receivables, compared to $1.566 billion, or 2.08 percent, at March 31, 1993. Table 10 provides an analysis of the changes in the allowance for credit losses for the first three months of 1994 and 1993.
     Net charge-offs for the first quarter of 1994 were $90 million, or .39 percent of average loans, leases and factored accounts receivables, versus $84 million, or .46 percent, in the first quarter of 1993. Excluding acquisitions, net charge-offs declined when comparing the two quarters, in part due to the previously mentioned bank card securitizations. In the first quarter of 1993, prior to its acquisition by the Corporation, MNC had net charge-offs of $69 million, compared to $5 million in the first quarter of 1994.

Securities Gains

     Gains from the sales of securities were $14 million in the first quarter of 1994 compared to $12 million in the same period of 1993.

Noninterest Income

     Table 11 compares the major categories of noninterest income for the first quarters of 1994 and 1993.
     Noninterest income totaled $680 million in the first quarter of 1994, an increase of $199 million, or 41 percent, from $481 million in the same quarter of 1993. After adjusting for acquisitions, noninterest income increased $59 million, or 13 percent, in the first quarter of 1994.
     The improvement in noninterest income was primarily due to increases in trust fees, service charges on deposit accounts, investment banking income, bank card income and trading account profits and fees. General Bank trust fees and deposit account fees both benefited from the acquisition of MNC. Investment banking income reflected the Institutional Group's continued strong syndication activity. The increase in bank card income was principally due to the effect of the fourth-quarter 1993 securitization as presented in Table 6, while the increase in trading account profits and fees was largely attributable to the impact of the CRT acquisition and related capital markets trading activities resulting from positive market conditions.

Other Real Estate Owned Expense

     OREO expense declined $19 million to $5 million in the first quarter of 1994 from $24 million in the same period in 1993, consistent with the improvement in asset quality as previously discussed. The decline in the first quarter of 1994 was largely due to lower write-downs and increased net gains on sales of OREO properties, compared to the same quarter of the previous year.

Noninterest Expense

     The Corporation's noninterest expense as shown in Table 12 increased $221 million, or 22 percent, in the current quarter compared to the same quarter in 1993, to a total of $1.2 billion. Noninterest expense in the first quarter of 1994 increased less than three percent excluding the impact of acquisitions.
     Personnel expense, which accounts for 46 percent of noninterest expense, increased $120 million in the first quarter of 1994 compared to the same quarter in 1993. Excluding acquisitions, personnel expense increased only $28 million, or six percent, between the two quarters, largely due to revenue-related incentives. Full-time equivalent personnel at March 31, 1994, included over 6,500 attributable to acquisitions; however, excluding acquisitions, the total number of full-time equivalent personnel declined nearly 900 since March 31, 1993.
     Occupancy expense increased $22 million in the first quarter of 1994 compared to the first quarter of 1993. Excluding acquisitions, occupancy expense increased $5 million, or five percent.

     Processing expense increased $18 million, or 45 percent, between the first quarter of 1993 and the first quarter of 1994 primarily due to increased fees resulting from additional outsourcing and acquisitions.
      Other general operating expense totaled $107 million for the first quarter of 1994, a $15-million increase from the $92 million recorded in the same period of 1993. Excluding $13 million attributable to acquisitions, other general operating expense increased three percent.

Income Taxes

     The Corporation's income tax expense was $241 million, for an effective rate of 36.6 percent of pretax income, in the first quarter of 1994, compared to $145 million, for an effective tax rate of 34.0 percent, in the first quarter of 1993. The increase in the effective tax rate resulted from higher tax costs associated with the new businesses acquired in late 1993.

Analysis of Financial Condition

     Period-end assets were $165.1 billion and $121.4 billion at March 31, 1994 and 1993, respectively. Average total assets were $161.3 billion for the first quarter of 1994 compared to $120.4 billion for the first quarter of 1993. The following discussion analyzes the major components of the period-end and average balance sheets.
     Cash and cash equivalents increased $529 million from December 31, 1993, to March 31, 1994, due to increases of $4.8 billion in cash provided by operating activities and $2.8 billion in cash provided by financing activities, nearly offset by a $7 billion decrease in cash used by investing activities.
      Net cash provided by financing activities totaled $2.8 billion primarily as a result of a $4.8-billion increase in federal funds purchased and securities sold under agreements to repurchase partially offset by decreases in deposits and other borrowed funds of $880 million and $809 million, respectively.
     Net cash used by investing activities represented a $4.6 billion increase in federal funds sold and securities purchased under agreements to resale and net originations of loans and leases of $2.4 billion.
     Table 13 presents an analysis of the major sources and uses of funds for the two quarterly periods based on average levels. Customer-based funds increased 10 percent to an average of $83.6 billion for the first three months of 1994 from $76.3 billion in the same period of 1993. Customer-based funds represented 51.9 percent of total sources of funds in 1994 down from 63.4 percent in 1993, reflecting the Corporation's reduced reliance on certificates of deposit. The Corporation's ratio of average loans to customer-based funds was 110 percent for the first quarter of 1994 compared to 96 percent for the first quarter of 1993. Market-based funds increased 83 percent to $54.0 billion in the first quarter of 1994 from $29.5 billion in the same quarter of 1993, mainly reflecting funding of the primary securities dealer inventories and Financial Services.

Securities

     The securities portfolio at March 31, 1994, consisted of securities held for investment totaling $14.4 billion and securities held for sale totaling $15.9 billion.
     The estimated average maturity of the combined securities portfolios was
2.02 years, 1.63 years and 1.89 years at March 31, 1994, December 31, 1993, and March 31, 1993, respectively.
      The securities portfolio serves a primary role in the overall context of balance sheet management by the Corporation. The portfolio generates substantial interest income and serves as a necessary reservoir of liquidity.
     The decision to purchase securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other on- and off-balance sheet positions.
     At March 31, 1994, the Corporation's portfolio of securities held for investment reflected unrealized net depreciation of $198 million compared to unrealized net appreciation of $20 million at December 31, 1993, and $425 million at March 31, 1993.
     The valuation reserve for securities held for sale and marketable equity securities reduced shareholders' equity $5 million at March 31, 1994, compared to an addition to shareholders' equity of $104 million at December 31, 1993.

Loans

     The Corporation's average loan and lease portfolio increased 25 percent to $91.6 billion in the first quarter of 1994 compared to $73.5 billion in the same quarter of 1993. Commercial loans increased $7.5 billion, or 23 percent, to $40.4 billion in the first quarter of 1994, reflecting improved quality-loan demand and acquisitions which contributed $3.8 billion. Acquisitions added $2.7 billion to average real estate commercial and construction loans in the first quarter of 1994. Excluding acquisitions, average levels of such loans declined $385 million between the first quarter of 1993 and the same quarter of 1994.

     Residential mortgage loans averaged $13.3 billion, a $3.9-billion increase from the first quarter in 1993. The increase reflected more originations and a higher retention of such originations plus a slight impact from acquisitions. Other consumer loans increased $3.7 billion to $16.8 billion in the first quarter of 1994 compared to $13.1 billion in the year-ago quarter. Acquisitions contributed $2.3 billion, or 62 percent, of the increase in other consumer loans.
     Tables 14 and 15 summarize the geographic and property-type distribution of real estate commercial and construction loans as of March 31, 1994. These real estate loans totaled $11.5 billion, or 12 percent of total loans, leases and factored accounts receivable on that date. Of these loans, $443 million were nonperforming. During the first quarter of 1994, the Corporation recorded real estate commercial and construction net charge-offs of $5 million. In addition, Tables 14 and 15 summarize the distribution of real estate commercial and construction OREO by geographic region and property type.

Capital

     Shareholders' equity on March 31, 1994, was $10.172 billion compared to $9.979 billion on December 31, 1993, and $8.220 billion on March 31, 1993. During the first quarter of 1994, the Corporation repurchased and redeemed its Series CC and Series DD preferred stock, reducing shareholders' equity approximately $94 million. The acquisition of CCNB included the issuance of 2.6 million shares of common stock and an increase of $62 million in shareholders' equity in the first quarter of 1994. As previously mentioned, the valuation reserve for securities held for sale and marketable equity securities reduced shareholders' equity $109 million between December 31, 1993, and March 31, 1994.
     The Corporation's Tier 1 ratio was 7.50 percent at March 31, 1994, compared to 7.61 percent at March 31, 1993. The total risk-based capital ratio was 11.66 percent compared to 11.80 percent in 1993. Both of these measures compare favorably with the regulatory minimums of four percent for Tier 1 and eight percent for total risk-based capital. The Tier 1 leverage ratio standard states a minimum ratio of three percent, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the three-percent minimum. The Corporation's leverage ratio was 6.11 percent at March 31, 1994, compared to 6.26 percent at March 31, 1993.

Derivatives - Dealer Positions

     The Corporation offers a number of products to its customers to help them manage the interest rate, currency and price-risk sensitivity of assets and liabilities. The Corporation also enters into similar transactions for its own account as part of its trading activity. Table 16 summarizes the notional principal amounts of such customer and corporate derivative dealer positions at March 31, 1994 and December 31, 1993.
     The contract amounts reflected in Table 16 indicate the notional principal amount of such transactions. These figures do not reflect the actual dollar amount of the Corporation's market or credit risk associated with these instruments, which is significantly lower than the notional principal amount. Market risk arises due to fluctuations in interest rates and market prices that may result in changes in the value of derivatives instruments. The Corporation manages its exposure to market risk by imposing limits on the specific and aggregate risk positions traders may take. Position limits are set by senior management and positions are monitored on a daily basis. Additionally, the Corporation manages market risk by entering into offsetting positions.
     Credit risk represents the replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts prove to be of no value to the Corporation. Such aggregate amounts measured by the Corporation as the gross positive replacement cost at March 31, 1994, and December 31, 1993, were $1.3 billion and $956 million, respectively. Included in such aggregate amounts were $477 million and $343 million at March 31, 1994, and December 31, 1993, respectively, related to exchange traded instruments for which the credit risk to the Corporation is minimal. To reduce credit risk, counterparties are subject to the credit approval and credit monitoring policies and procedures of the Corporation. Certain instruments require the Corporation or the counterparty to maintain collateral for all or part of the exposure. Generally, such collateral is in the form of cash or other highly liquid instruments. Limits for exposure to any particular counterparty are established and monitored. In certain jurisdictions, counterparty risk may also be reduced through the use of master netting arrangements which allow the Corporation to close out and settle positions with the same counterparty on a net basis.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)
                                                                                         Three Months
                                                                                        Ended March 31
                                                                                       ----------------
                                                                                         1994    1993
                                                                                       ----------------
Income from earning assets..........................................................   $2,398  $1,896
Interest expense....................................................................    1,110     821
Net interest income (taxable-equivalent)............................................    1,310   1,098
Net interest income.................................................................    1,288   1,075
Provision for credit losses.........................................................      100     120
Gains on sales of securities........................................................       14      12
Noninterest income..................................................................      680     481
Other real estate owned expense.....................................................        5      24
Noninterest expense.................................................................    1,219     998
Income before income taxes and effect of change in method of
 accounting for income taxes........................................................      658     426
Income tax expense..................................................................      241     145
Income before effect of change in method of accounting for income taxes.............      417     281
Effect of change in method of accounting for income taxes...........................        -     200
Net income..........................................................................      417     481
Earnings per common share before effect of change in method of
 accounting for income taxes........................................................     1.52    1.10
Earnings per common share...........................................................     1.52    1.89

Yield on average earning assets.....................................................     6.81 %  7.28 %
Rate on average interest-bearing liabilities........................................     3.57    3.57
Net interest spread.................................................................     3.24    3.71
Net interest yield..................................................................     3.69    4.16

Return on average common shareholders' equity before effect of change in method of
 accounting for income taxes........................................................    16.82   14.29
Return on average common shareholders' equity.......................................    16.82   24.56

Market price per share of common stock
 High for the period................................................................   $50 7/8 $58
 Low for the period.................................................................    44 3/8  49 1/2
 Closing price......................................................................    45 3/4  54 5/8

Risk-based capital ratios
 Tier 1.............................................................................     7.50 %  7.61 %
 Total..............................................................................    11.66   11.80

Table 2
Customer Group Summary
For the Three Months Ended March 31, 1994
(Dollars in Millions)

                                                       General    Institutional   Financial
                                                        Bank          Group       Services     Other
                                                       ---------------------------------------------
Net interest income (taxable-equivalent)............   $   916      $   298       $   92        $ 4
Noninterest income..................................       422          239           19          -
                                                       --------------------------------------------
Total revenue.......................................     1,338          537          111          4
Provision for credit losses.........................        78            7           15          -
Gains on sales of securities........................         -            -            -         14
Other real estate owned expense.....................         4            -            1          -
Noninterest expense.................................       901          265           53          -
                                                       --------------------------------------------
Income before taxes.................................       355          265           42         18
Income tax expense..................................       137          102           17          7
                                                       --------------------------------------------
Net income..........................................   $   218      $   163       $   25        $11
                                                       ============================================

Net interest yield..................................      4.77 %       2.84 % <F1>  7.31 %

Efficiency ratio....................................        67 %         49 %         48 %
Return on equity....................................        18           17           14

Average <F2>
 Total loans and leases, net of unearned income.....   $55,857      $30,839       $5,131
 Total deposits.....................................    77,007        9,706            -
 Total assets.......................................    82,774       65,783        5,728

Period end <F2>
 Total loans and leases, net of unearned income.....    56,532       30,587        5,283
 Total deposits.....................................    77,809        9,078            -

<F1> Excludes CRT.  Including CRT, the net interest yield was 2.06 percent.
<F2> The sums of balance sheet amounts will differ from consolidated amounts due to intercompany balances.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                       First Quarter 1994         Fourth Quarter 1993        Third Quarter 1993
                                                   --------------------------------------------------------------------------------
                                                    Average                    Average                    Average
                                                    Balance  Income            Balance  Income            Balance  Income
                                                     Sheet     or     Yields/   Sheet     or     Yields/   Sheet     or     Yields/
                                                    Amounts  Expense  Rates    Amounts  Expense  Rates    Amounts  Expense  Rates
                                                   --------------------------------------------------------------------------------
Earning assets
 Loans and leases, net of unearned income <F1>
  Commercial <F2>................................  $ 40,421  $  722    7.24 % $ 39,233  $  702    7.10 % $ 34,674  $  613    7.02 %
  Real estate commercial.........................     8,419     158    7.61      7,915     150    7.51      6,065     115    7.54
  Real estate construction.......................     3,253      62    7.73      3,260      64    7.77      2,663      53    7.86
                                                   ------------------------------------------------------------------------------
   Total commercial..............................    52,093     942    7.33     50,408     916    7.21     43,402     781    7.14
                                                   ------------------------------------------------------------------------------
  Residential mortgage...........................    13,340     254    7.63     12,663     249    7.85     11,054     226    8.17
  Home equity....................................     2,547      45    7.11      2,586      47    7.24      2,004      36    7.20
  Bank card......................................     3,673     121   13.32      4,593     150   12.97      4,435     153   13.65
  Other consumer.................................    16,806     390    9.41     16,072     378    9.33     14,237     337    9.41
                                                   ------------------------------------------------------------------------------
   Total consumer................................    36,366     810    8.99     35,914     824    9.12     31,730     752    9.43
                                                   ------------------------------------------------------------------------------
  Foreign........................................     1,157      15    5.15        931      13    5.82      1,015      13    5.07
  Lease financing................................     1,992      36    7.29      1,894      35    7.41      1,656      38    8.95
                                                   ------------------------------------------------------------------------------
   Total loans and leases, net...................    91,608   1,803    7.96     89,147   1,788    7.97     77,803   1,584    8.09
                                                   ------------------------------------------------------------------------------
 Securities
  Held for investment............................    12,714     152    4.82     27,273     354    5.16     23,167     313    5.36
  Held for sale..................................    14,545     184    5.12      2,211      26    4.69      1,308      16    4.93
                                                   ------------------------------------------------------------------------------
   Total securities..............................    27,259     336    4.98     29,484     380    5.13     24,475     329    5.34
                                                   ------------------------------------------------------------------------------
 Loans held for sale.............................       681      11    6.46        961      16    6.54        905      15    6.94
 Federal funds sold and securities purchased
  under agreements to resell.....................    12,073      87    2.95      8,237      64    3.08      7,513      66    3.46
 Time deposits placed and other
  short-term investments.........................     1,375      14    4.12      2,238      20    3.71      1,888      18    3.74
 Trading account assets..........................    10,738     169    6.39      9,590     150    6.19      8,563     112    5.22
                                                   ------------------------------------------------------------------------------
   Total earning assets..........................   143,734   2,420    6.81    139,657   2,418    6.88    121,147   2,124    6.96
Cash and cash equivalents........................     7,976                      8,318                      7,008
Factored accounts receivable.....................     1,016                      1,207                      1,115
Other assets, less allowance for credit losses...     8,568                      8,608                      6,925
                                                   ------------------------------------------------------------------------------
   Total assets..................................  $161,294                   $157,790                   $136,195
                                                   ==============================================================================

Interest-bearing liabilities
 Savings.........................................  $  8,879      51    2.33   $  8,542      52    2.45   $  6,411      39    2.37
 NOW and money market deposit accounts...........    30,140     161    2.17     30,383     168    2.20     27,873     156    2.22
 Consumer CDs and IRAs...........................    23,152     233    4.09     23,670     245    4.11     22,369     251    4.44
 Negotiated CDs, public funds and other
  time deposits..................................     3,807      32    3.44      3,860      33    3.37      4,006      38    3.84
 Foreign time deposits...........................     4,385      42    3.86      4,031      39    3.80      2,994      30    4.05
 Borrowed funds and trading liabilities..........    47,336     454    3.89     44,188     421    3.74     38,662     347    3.57
 Capital leases and long-term debt...............     8,308     137    6.61      8,233     134    6.52      4,850      95    7.81
                                                   ------------------------------------------------------------------------------
   Total interest-bearing liabilities............   126,007   1,110    3.57    122,907   1,092    3.53    107,165     956    3.54
Noninterest-bearing sources
 Noninterest-bearing deposits....................    19,897                     19,852                     16,751
 Other liabilities...............................     5,310                      5,362                      3,637
 Shareholders' equity............................    10,080                      9,669                      8,642
                                                   ------------------------------------------------------------------------------
   Total liabilities and shareholders' equity....  $161,294                   $157,790                   $136,195
                                                   ==============================================================================
Net interest spread..............................                      3.24                       3.35                       3.42
Impact of noninterest-bearing sources............                      0.45                       0.42                       0.41
                                                   ------------------------------------------------------------------------------
Net interest income/yield on earning assets......            $1,310    3.69 %           $1,326    3.77 %           $1,168    3.83 %
                                                   ==============================================================================

<F1> Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
<F2> Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $56 in the first quarter of 1994 and $42, $37, $27 and $14 in the fourth, third, second and first quarters of 1993, respectively.

Table 3 - Continued
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                       Second Quarter 1993        First Quarter 1993
                                                   -----------------------------------------------------
                                                    Average                    Average
                                                    Balance  Income            Balance  Income
                                                     Sheet     or     Yields/   Sheet     or     Yields/
                                                    Amounts  Expense  Rates    Amounts  Expense  Rates
                                                   -----------------------------------------------------
Earning assets
 Loans and leases, net of unearned income <F1>
  Commercial <F2>................................  $ 33,320  $  570    6.86 % $ 32,906  $  553    6.82 %
  Real estate commercial.........................     6,278     122    7.74      6,398     119    7.57
  Real estate construction.......................     2,729      50    7.38      2,922      50    6.97
                                                   ---------------------------------------------------
   Total commercial..............................    42,327     742    7.02     42,226     722    6.94
                                                   ---------------------------------------------------
  Residential mortgage...........................    10,391     220    8.47      9,471     207    8.75
  Home equity....................................     2,045      36    7.17      2,052      36    6.96
  Bank card......................................     4,309     148   13.82      4,165     145   14.05
  Other consumer.................................    13,691     333    9.75     13,125     318    9.81
                                                   ---------------------------------------------------
   Total consumer................................    30,436     737    9.72     28,813     706    9.88
                                                   ---------------------------------------------------
  Foreign........................................       972      13    5.34        926      13    5.80
  Lease financing................................     1,586      30    7.64      1,539      30    7.91
                                                   ---------------------------------------------------
   Total loans and leases, net...................    75,321   1,522    8.10     73,504   1,471    8.10
                                                   ---------------------------------------------------
 Securities
  Held for investment............................    24,848     351    5.66     23,987     357    6.03
  Held for sale..................................        52       1    5.57        475       6    5.06
                                                   ---------------------------------------------------
   Total securities..............................    24,900     352    5.65     24,462     363    6.00
                                                   ---------------------------------------------------
 Loans held for sale.............................       642      11    6.68        648      11    6.82
 Federal funds sold and securities purchased
  under agreements to resell.....................     4,559      33    2.96      3,825      31    3.24
 Time deposits placed and other
  short-term investments.........................     2,029      20    3.91      1,992      21    4.28
 Trading account assets..........................     1,430      14    4.01      2,231      22    3.92
                                                   ---------------------------------------------------
   Total earning assets..........................   108,881   1,952    7.19    106,662   1,919    7.28
Cash and cash equivalents........................     6,886                      6,873
Factored accounts receivable.....................     1,035                        934
Other assets, less allowance for credit losses...     6,008                      5,905
                                                   ---------------------------------------------------
   Total assets..................................  $122,810                   $120,374
                                                   ===================================================

Interest-bearing liabilities
 Savings.........................................  $  6,180      36    2.34   $  5,940      34    2.35
 NOW and money market deposit accounts...........    28,137     157    2.24     28,155     160    2.30
 Consumer CDs and IRAs...........................    23,214     271    4.69     23,748     285    4.87
 Negotiated CDs, public funds and other
  time deposits..................................     4,619      46    3.99      4,931      55    4.49
 Foreign time deposits...........................     2,531      27    4.20      2,560      27    4.31
 Borrowed funds and trading liabilities..........    26,069     200    3.07     23,975     181    3.08
 Capital leases and long-term debt...............     4,154      84    8.10      3,790      79    8.32
                                                   ---------------------------------------------------
   Total interest-bearing liabilities............    94,904     821    3.47     93,099     821    3.57
Noninterest-bearing sources
 Noninterest-bearing deposits....................    16,583                     16,485
 Other liabilities...............................     2,979                      2,861
 Shareholders' equity............................     8,344                      7,929
                                                   ---------------------------------------------------
   Total liabilities and shareholders' equity....  $122,810                   $120,374
                                                   ===================================================
Net interest spread..............................                      3.72                       3.71
Impact of noninterest-bearing sources............                      0.45                       0.45
                                                   ---------------------------------------------------
Net interest income/yield on earning assets......            $1,131    4.17 %           $1,098    4.16 %
                                                   ===================================================

<F1> Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
<F2> Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $56 in the first quarter of 1994 and $42, $37, $27 and $14 in the fourth, third, second and first quarters of 1993, respectively.

Table 4
Quarterly Taxable-Equivalent Adjustment
(Dollars in Millions)

                                                       1994                     1993
                                                      -----------------------------------------------
                                                       First    Fourth     Third    Second     First
                                                      Quarter   Quarter   Quarter   Quarter   Quarter
                                                      -----------------------------------------------
Interest income--book basis........................   $2,398    $2,395    $2,104    $1,932    $1,896
Add taxable-equivalent adjustment..................       22        23        20        20        23
                                                      ----------------------------------------------
Interest income--taxable-equivalent basis..........    2,420     2,418     2,124     1,952     1,919
Interest expense...................................    1,110     1,092       956       821       821
                                                      ----------------------------------------------
Net interest income--taxable-equivalent basis......   $1,310    $1,326    $1,168    $1,131    $1,098
                                                      ==============================================

Table 5
Changes in Taxable-Equivalent Net Interest Income
(Dollars in Millions)
                                                    From Fourth Quarter 1993                    From First Quarter 1993
                                                     to First Quarter 1994                       to First Quarter 1994
                                              -----------------------------------------------------------------------------------
                                              Increase (Decrease)                        Increase (Decrease)
                                               in Income/Expense                          in Income/Expense
                                               Due to Change in                           Due to Change in
                                              -----------------------------------------------------------------------------------
                                                                           Percentage                                  Percentage
                                              Average    Yields/            Increase     Average     Yields/            Increase
                                              Levels      Rates    Total   (Decrease)    Levels       Rates    Total   (Decrease)
                                              -----------------------------------------------------------------------------------
Income from earning assets
 Loans and leases, net of unearned income
  Commercial................................. $  21       $ (1)    $  20       2.8 %      $ 133       $  36    $ 169      30.6 %
  Real estate commercial.....................     9         (1)        8       5.3           38           1       39      32.8
  Real estate construction...................     -         (2)       (2)     (3.1)           6           6       12      24.0
                                                                   -----                                       -----
   Total commercial..........................    30         (4)       26       2.8          177          43      220      30.5
                                                                   -----                                       -----
  Residential mortgage.......................    13         (8)        5       2.0           76         (29)      47      22.7
  Home equity................................    (1)        (1)       (2)     (4.3)           8           1        9      25.0
  Bank card..................................   (30)         1       (29)    (19.3)         (16)         (8)     (24)    (16.6)
  Other consumer.............................    17         (5)       12       3.2           86         (14)      72      22.6
                                                                   -----                                       -----
   Total consumer............................    10        (24)      (14)     (1.7)         173         (69)     104      14.7
                                                                   -----                                       -----
  Foreign....................................     3         (1)        2      15.4            3          (1)       2      15.4
  Lease financing............................     2         (1)        1       2.9            8          (2)       6      20.0
                                                                   -----                                       -----
   Total loans and leases, net...............    49        (34)       15       0.8          357         (25)     332      22.6
                                                                   -----                                       -----
 Securities
  Held for investment........................  (176)       (26)     (202)    (57.1)        (145)        (60)    (205)    (57.4)
  Held for sale..............................   156          2       158       n/m          178           -      178       n/m
                                                                   -----                                       -----
   Total securities..........................   (28)       (16)      (44)    (11.6)          39         (66)     (27)     (7.4)
                                                                   -----                                       -----
 Loans held for sale.........................    (5)         -        (5)    (31.3)           1          (1)       -         -
 Federal funds sold and securities purchased
  under agreements to resell.................    28         (5)       23      35.9           60          (4)      56     180.6
 Time deposits placed and other short-term
  investments................................    (9)         3        (6)    (30.0)          (6)         (1)      (7)    (33.3)
 Trading account assets......................    18          1        19      12.7          127          20      147       n/m
                                                                   -----                                       -----
   Total interest income.....................    70        (68)        2       0.1          631        (130)     501      26.1
                                                                   -----                                       -----
Interest expense
 Savings.....................................     2         (3)       (1)     (1.9)          17           -       17      50.0
 NOW and money market deposit accounts.......    (1)        (6)       (7)     (4.2)          11         (10)       1       0.6
 Consumer CDs and IRAs.......................    (5)        (7)      (12)     (4.9)          (7)        (45)     (52)    (18.2)
 Negotiated CDs, public funds and other
  time deposits..............................    (1)         -        (1)     (3.0)         (11)        (12)     (23)    (41.8)
 Foreign time deposits.......................     3          -         3       7.7           18          (3)      15      55.6
 Borrowed funds and trading liabilities......    30          3        33       7.8          214          59      273     150.8
 Capital leases and long-term debt...........     1          2         3       2.2           77         (19)      58      73.4
                                                                   -----                                       -----
   Total interest expense....................    18          -        18       1.6          289           -      289      35.2
                                                                   -----                                       -----
Net interest income..........................    38        (54)    $ (16)     (1.2)         349        (137)   $ 212      19.3
                                                                   =====                                       =====
n/m - not meaningful.

Table 6
Impact of Bank Card Securitizations
(Dollars in Millions)
                                                                      Three Months
                                                                     Ended March 31
                                                                  --------------------
                                                                    1994         1993
                                                                  --------------------
Income Statement - Increase (Decrease)
  Net interest income..........................................   $   (34)     $  (10)
  Noninterest income...........................................        15           7
  Provision for credit losses..................................       (19)         (3)
                                                                  -------------------
  Net income...................................................   $     -      $    -
                                                                  ===================
Average Balance Sheet - Decrease
  Total assets.................................................   $(1,330)     $ (323)
                                                                  ===================
Managed Bank Card Portfolio
  Average bank card loans......................................   $ 5,003      $4,488
  Net charge-offs..............................................       178         184
  Net charge-offs as a percentage of average bank card loans...      3.56 %      4.10 %

Table 7
Asset and Liability Management Interest Rate Swaps
(Dollars in Millions)

Notional contracts
 Beginning balance on January 1, 1994..................................................................  $13,908
 Additions.............................................................................................    4,943
 Maturities............................................................................................     (205)
                                                                                                         -------
 Ending balance on March 31, 1994......................................................................  $18,646
                                                                                                         =======
Maturities at March 31, 1994
 1994..................................................................................................  $ 1,299
 1995..................................................................................................    9,010
 1996..................................................................................................    5,532
 1997..................................................................................................    1,745
 After 1997............................................................................................    1,060
                                                                                                         -------
                                                                                                         $18,646
                                                                                                         =======

The above maturities will differ from actual maturities since they were based on current interest rates and resultant prepayment patterns.  The average maturity of 1.73 years reflected above assumes interest rates remain constant at current levels.
The implied average maturity based on the forward yield curve at March 31, 1994, would be 2.15 years.

Table 8
Interest Rate Gap Analysis
March 31, 1994
(Dollars in Millions)

                                                                                                     Over 12
                                                              Interest-Sensitive                    Months and
                                             ----------------------------------------------------  Noninterest-
                                              30-Day     3-Month    6-Month    12-Month    Total    Sensitive     Total
                                             ----------------------------------------------------------------------------
Earning assets
 Loans and leases, net of
  unearned income.........................   $ 42,371   $  8,557   $  3,590   $  6,347   $ 60,865    $31,265     $ 92,130
 Securities held for investment...........        100        552         25        697      1,374     13,068       14,442
 Securities held for sale.................          -      2,263      5,109      2,285      9,657      6,270       15,927
 Loans held for sale......................        595          -          -          -        595          -          595
 Time deposits placed and other
  short-term investments..................        684        301        162          1      1,148          -        1,148
 Other earning assets.....................     24,264          -          -          -     24,264          -       24,264
                                             ----------------------------------------------------------------------------
  Total...................................     68,014     11,673      8,886      9,330     97,903     50,603     $148,506
                                             ----------------------------------------------------------------------------
Interest-bearing liabilities
 Savings..................................          -          -          -          -          -      9,111     $  9,111
 NOW and money market deposit
  accounts................................     22,615          -          -          -     22,615      7,540       30,155
 Consumer CDs and IRAs....................      3,615      3,387      4,161      4,611     15,774      7,143       22,917
 Negotiated CDs, public funds and
  other time deposits.....................      1,132      1,086        705        491      3,414        454        3,868
 Foreign time deposits....................      2,779      1,021        444        289      4,533          -        4,533
 Borrowed funds and trading
  liabilities.............................     44,302      2,963      2,821        577     50,663          -       50,663
 Capital leases and long-term debt........      1,175        689         84         99      2,047      6,128        8,175
                                             ----------------------------------------------------------------------------
  Total...................................     75,618      9,146      8,215      6,067     99,046     30,376      129,422
Noninterest-bearing, net..................          -          -          -          -          -     19,084       19,084
                                             ----------------------------------------------------------------------------
  Total...................................     75,618      9,146      8,215      6,067     99,046     49,460     $148,506
                                             ----------------------------------------------------------------------------
Interest rate gap.........................     (7,604)     2,527        671      3,263     (1,143)     1,143
Effect of asset and liability
 management interest rate swaps,
 futures and other off-balance
 sheet items..............................     (7,869)    (7,839)    (2,330)       664    (17,374)    17,374
                                             ---------------------------------------------------------------
Adjusted interest rate gap................   $(15,473)  $ (5,312)  $ (1,659)  $  3,927   $(18,517)   $18,517
                                             ===============================================================
Cumulative adjusted interest rate gap.....   $(15,473)  $(20,785)  $(22,444)  $(18,517)
                                             =========================================

Table 9
Nonperforming Assets
(Dollars in Millions)
                                                       March 31   December 31   September 30   June 30   March 31
                                                         1994        1993           1993        1993       1993
                                                       ----------------------------------------------------------
Nonperforming loans
 Commercial..........................................   $  432      $  474         $  434      $  555     $  607
 Real estate commercial..............................      282         318            244         270        370
 Real estate construction............................      161         142            117         136        186
 Residential mortgage................................       71          77             78          82         83
 Home equity.........................................        8           7              6           6          6
 Other consumer......................................       99          86             75          77         63
 Lease financing.....................................        9          10              9          11         16
 Foreign.............................................        5           8              1           1          9
                                                        --------------------------------------------------------
  Total nonperforming loans..........................    1,067       1,122            964       1,138      1,340
Other real estate owned..............................      569         661            476         544        584
                                                        --------------------------------------------------------
  Total nonperforming assets.........................   $1,636      $1,783         $1,440      $1,682     $1,924
                                                        ========================================================
Nonperforming assets as a percentage of
 Total assets........................................     0.99 %      1.13 %         1.03 %      1.36 %     1.58 %
 Loans, leases and factored accounts
  receivable, net of unearned income,
  and other real estate owned........................     1.73        1.92           1.78        2.15       2.53
Loans past due 90 days or more and not
 classified as nonperforming.........................   $  154      $  167         $  189      $  164     $  188

Table 10
Allowance for Credit Losses
(Dollars in Millions)
                                                                                                      Three Months
                                                                                                     Ended March 31
                                                                                                   -------------------
                                                                                                     1994      1993
                                                                                                   -------------------
Beginning balance................................................................................. $ 2,169   $ 1,454
                                                                                                   -----------------
Loans, leases and factored accounts receivable charged off
 Commercial.......................................................................................     (29)      (17)
 Real estate commercial...........................................................................     (12)      (18)
 Real estate construction.........................................................................      (7)       (3)
                                                                                                   -----------------
  Total commercial................................................................................     (48)      (38)
                                                                                                   -----------------
 Residential mortgage.............................................................................      (2)       (1)
 Home equity......................................................................................       -        (1)
 Bank card........................................................................................     (32)      (47)
 Other consumer...................................................................................     (48)      (41)
                                                                                                   -----------------
  Total consumer..................................................................................     (82)      (90)
                                                                                                   -----------------
 Lease financing..................................................................................       -        (1)
 Factored accounts receivable.....................................................................     (16)       (4)
                                                                                                   -----------------
  Total loans, leases and factored accounts receivable charged off................................    (146)     (133)
                                                                                                   -----------------
Recoveries of loans, leases and factored accounts receivable previously charged off
 Commercial.......................................................................................      14        19
 Real estate commercial...........................................................................       3         7
 Real estate construction.........................................................................      11         1
                                                                                                   -----------------
  Total commercial................................................................................      28        27
                                                                                                   -----------------
 Residential mortgage.............................................................................       1         1
 Bank card........................................................................................       6         4
 Other consumer...................................................................................      16        15
                                                                                                   -----------------
  Total consumer..................................................................................      23        20
                                                                                                   -----------------
 Lease financing..................................................................................       1         -
 Factored accounts receivable.....................................................................       4         2
                                                                                                   -----------------
  Total recoveries of loans, leases and factored accounts receivable previously charged off.......      56        49
                                                                                                   -----------------
  Net charge-offs.................................................................................     (90)      (84)
                                                                                                   -----------------
Provision for credit losses.......................................................................     100       120
Allowance applicable to acquired loans............................................................       8        76
                                                                                                   -----------------
Ending balance.................................................................................... $ 2,187   $ 1,566
                                                                                                   =================

Loans, leases and factored accounts receivable, net of unearned income, outstanding on March 31... $93,767   $75,344
Allowance for credit losses as a percentage of loans, leases and factored accounts receivable,
 net of unearned income...........................................................................    2.33 %    2.08 %
Daily average loans, leases and factored accounts receivable, net of unearned income,
 outstanding during the period.................................................................... $92,624   $74,438
Net charge-offs as a percentage of daily average loans, leases and factored accounts receivable,
 net of unearned income...........................................................................     .39 %     .46 %
Allowance for credit losses as a percentage of nonperforming loans................................  205.04    116.86

Table 11
Noninterest Income
(Dollars in Millions)
                                                 Three Months
                                                Ended March 31       Change
                                                --------------------------------
                                                1994      1993   Amount  Percent
                                                --------------------------------
Trust fees....................................  $109      $ 86    $ 23    26.7 %
                                                ------------------------------
Service charges on deposit accounts...........   196       158      38    24.1
                                                ------------------------------
Nondeposit-related service fees
 Safe deposit rent............................     8         8       -       -
 Mortgage servicing and related fees..........    16        20      (4)  (20.0)
 Fees on factored accounts receivable.........    18        17       1     5.9
 Investment banking income....................    32        18      14    77.8
 Other service fees...........................    27        22       5    22.7
                                                ------------------------------
  Total nondeposit-related service fees.......   101        85      16    18.8
                                                ------------------------------
Bank card income
 Merchant discount fees.......................     7         8      (1)  (12.5)
 Annual bank card fees........................     6         4       2    50.0
 Other bank card fees.........................    52        36      16    44.4
                                                ------------------------------
  Total bank card income......................    65        48      17    35.4
                                                ------------------------------
Other income
 Brokerage income.............................    13        10       3    30.0
 Trading account profits and fees.............    89         8      81     n/m
 Foreign exchange income......................     8         7       1    14.3
 Bankers' acceptances and letters of credit...    17        16       1     6.3
 Insurance commissions and earnings...........    12        10       2    20.0
 Miscellaneous................................    70        53      17    32.1
                                                ------------------------------
  Total other income..........................   209       104     105   101.0
                                                ------------------------------
                                                $680      $481    $199    41.4
                                                ==============================
n/m - not meaningful.

Table 12
Noninterest Expense
(Dollars in Millions)
                                              Three Months
                                             Ended March 31      Change
                                             -------------------------------
                                              1994    1993   Amount  Percent
                                             -------------------------------
Personnel..................................  $  564   $444    $120    27.0 %
Occupancy, net.............................     120     98      22    22.4
Equipment..................................      86     76      10    13.2
Marketing..................................      37     27      10    37.0
Professional fees..........................      43     36       7    19.4
Amortization of intangibles................      34     25       9    36.0
Bank card..................................      10     12      (2)  (16.7)
Private label credit card..................       9      9       -       -
FDIC insurance.............................      53     50       3     6.0
Processing.................................      58     40      18    45.0
Telecommunications.........................      32     30       2     6.7
Postage and courier........................      33     29       4    13.8
Other general operating....................     107     92      15    16.3
General administrative and miscellaneous...      33     30       3    10.0
                                             -----------------------------
                                             $1,219   $998    $221    22.1
                                             =============================

Table 13
Sources and Uses of Funds
(Average Dollars in Millions)
                                                                   Three Months Ended March 31
                                                               -------------------------------------
                                                                     1994               1993
                                                               -------------------------------------
                                                                Amount   Percent   Amount   Percent
                                                               -------------------------------------
Composition of sources
 Savings, NOW, money market deposit accounts,
  and consumer CDs and IRAs.................................   $ 62,171    38.6 % $ 57,843    48.1 %
 Noninterest-bearing funds..................................     19,897    12.3     16,485    13.7
 Customer-based portion of negotiated CDs...................      1,578     1.0      1,974     1.6
                                                               -----------------------------------
  Customer-based funds......................................     83,646    51.9     76,302    63.4
 Market-based funds.........................................     53,950    33.4     29,492    24.5
 Capital leases and long-term debt..........................      8,308     5.2      3,790     3.1
 Other liabilities..........................................      5,310     3.3      2,861     2.4
 Shareholders' equity.......................................     10,080     6.2      7,929     6.6
                                                               -----------------------------------
  Total sources.............................................   $161,294   100.0 % $120,374   100.0 %
                                                               ===================================
Composition of uses
 Loans and leases, net of unearned income...................   $ 91,608    56.8 % $ 73,504    61.1 %
 Securities held for investment.............................     12,714     7.9     23,987    19.9
 Securities held for sale...................................     14,545     9.0        475     0.4
 Loans held for sale........................................        681     0.4        648     0.5
 Time deposits placed and other short-term investments......      1,375     0.9      1,992     1.7
 Other earning assets.......................................     22,811    14.1      6,056     5.0
                                                               -----------------------------------
  Total earning assets......................................    143,734    89.1    106,662    88.6
 Factored accounts receivable...............................      1,016     0.6        934     0.8
 Other assets...............................................     16,544    10.3     12,778    10.6
                                                               -----------------------------------
  Total uses................................................   $161,294   100.0 % $120,374   100.0 %
                                                               ===================================

Table 14
Real Estate Commercial and Construction Loans and
Other Real Estate Owned by Geographic Region
March 31, 1994
(Dollars in Millions)
                                                           Loans                            OREO
                                       ----------------------------------------------  ---------------
                                       Outstanding   Percent   Nonperforming  Percent  Amount  Percent
                                       ----------------------------------------------  ---------------
Maryland............................     $ 2,013      17.4 %        $125       28.2 %   $ 81    18.5 %
Florida.............................       1,999      17.3            57       12.9      109    24.9
Virginia............................       1,370      11.9            80       18.1      157    35.9
North Carolina......................       1,257      10.9            24        5.4       13     3.0
Georgia.............................       1,164      10.1            25        5.6        8     1.8
Texas...............................       1,148       9.9            11        2.5        5     1.1
South Carolina......................         934       8.1            54       12.2       29     6.6
Tennessee/Kentucky..................         413       3.6             8        1.8        7     1.6
District of Columbia................         396       3.4            36        8.1       19     4.3
Other...............................         847       7.4            23        5.2        9     2.3
                                         ------------------------------------------     ------------
                                         $11,541     100.0 %        $443      100.0 %   $437   100.0 %
                                         ==========================================     ============

Distribution based on geographic location of collateral.


Table 15
Real Estate Commercial and Construction Loans and
Other Real Estate Owned by Property Type
March 31, 1994
(Dollars in Millions)
                                                           Loans                            OREO
                                       ----------------------------------------------  ---------------
                                       Outstanding   Percent   Nonperforming  Percent  Amount  Percent
                                       ----------------------------------------------  ---------------
Office buildings....................     $ 2,339      20.3 %        $ 59       13.3 %   $ 70    16.0 %
Shopping centers/retail.............       1,951      16.9            51       11.5       68    15.6
Apartments..........................       1,476      12.8            17        3.8        8     1.8
Land and land development...........       1,075       9.3            92       20.8      176    40.3
Hotels..............................       1,018       8.8            56       12.6       28     6.4
Residential.........................         888       7.7            44        9.9       28     6.4
Industrial/warehouse................         826       7.2            51       11.5       27     6.2
Commercial-other....................         572       5.0            26        5.9       19     4.3
Resorts/golf courses................         231       2.0             3        0.7        3     0.7
Nursing homes/retirement housing....         132       1.1             -          -        2     0.5
Mobile home parks...................         130       1.1             1        0.2        -       -
Other...............................         903       7.8            43        9.8        8     1.8
                                         ------------------------------------------     ------------
                                         $11,541     100.0 %        $443      100.0 %   $437   100.0 %
                                         ==========================================     ============

Table 16
Derivatives - Dealer Positions
(Dollars in Millions)

                                   Notional Principal Amounts
                                   --------------------------
                                   March 31       December 31
                                     1994            1993
                                   --------------------------
Interest Rate Contracts
 Swaps...........................  $17,708          $15,758
 Futures and forwards............   56,241           32,503
 Written options.................   91,674           58,499
 Purchased options...............   79,568           55,616

Foreign Exchange Contracts
 Swaps...........................      258              258
 Spot, futures and forwards......   19,829           12,516
 Written options.................   12,636            8,058
 Purchased options...............   12,719            8,051

Commodity Contracts
 Swaps...........................      643            1,470
 Futures and forwards............    4,328            1,661
 Written options.................   11,868            6,696
 Purchased options...............   12,474            7,339

Part II. Other Information

Item 5. On February 4, 1994, American Security Bank merged into Maryland National Bank (MNB). On April 29, 1994, NationsBank of D.C., N.A. merged into MNB which then merged into NationsBank of Maryland, N.A. On that same day, NationsBank of Maryland, N.A. changed its name to NationsBank, N.A.

Item 6.  Exhibits

         Exhibit 11 - Earnings per share computation

                            NationsBank Corporation
                                   Form 10-Q
                                 Exhibit Index


Exhibit        Description                                           Page
- - -------        -----------                                           ----
11             Earnings per share computation. . . . . . . . . . . . . 34

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NationsBank Corporation
                                    -------------------------------------------
                                    Registrant

Date:     May 13, 1994              /s/             Marc D. Oken
      --------------------          -------------------------------------------
                                    Marc D. Oken
                                    Executive Vice President
                                    and Chief Accounting Officer
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)