Form 10-Q
period 1994-06-30
NATIONSBANK CORP
filed 1994-08-12
CIK 70858

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934, AS AMENDED

      For the quarterly period ended         June 30, 1994
                                      --------------------------

                                       OR

{ }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934, AS AMENDED

      For the transition period from                 to
                                     ---------------    ---------------
                       Commission file number   1-6523
                                              ----------

                            NationsBank Corporation
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             North Carolina                            56-0906609
- --------------------------------------- ---------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

         NationsBank Corporate Center, Charlotte, North Carolina 28255
- -------------------------------------------------------------------------------
            (Address of principal executive offices and zip code)

                                 (704) 386-5000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----
At July 31, 1994, there were 276,591,985 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

June 30, 1994 Form 10-Q

Index

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Income for the Three Months and Six
         Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . . . . . .3

         Consolidated Balance Sheet at June 30, 1994, December 31, 1993
         and June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statement of Cash Flows for the Six Months Ended
         June 30, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Shareholders' Equity for
         the Six Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . .6

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition . . . . . . . . . . . . . . . . . . . . . . .9

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 40

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .41

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .62

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)

                                                                               Three Months             Six Months
                                                                               Ended June 30           Ended June 30
                                                                        ----------------------------------------------
                                                                             1994         1993       1994         1993
                                                                        ----------------------------------------------
Income from Earning Assets
  Interest and fees on loans........................................... $   1,826    $   1,484  $   3,583    $   2,916
  Lease financing income...............................................        32           25         62           50
  Interest and dividends on securities
    Held for investment................................................       167          343        318          693
    Held for sale......................................................       185            1        364            7
  Interest and fees on loans held for sale.............................         6           11         17           22
  Time deposits placed and other short-term investments................        15           20         29           41
  Federal funds sold...................................................         8            5         14            8
  Securities purchased under agreements to resell......................       100           29        181           56
  Trading account assets...............................................       173           14        342           35
                                                                        ----------------------------------------------
    Total income from earning assets...................................     2,512        1,932      4,910        3,828
                                                                        ----------------------------------------------
Interest Expense
  Deposits.............................................................       546          537      1,065        1,098
  Borrowed funds and trading liabilities...............................       514          200        968          381
  Long-term debt and capital leases....................................       135           84        272          163
                                                                        ----------------------------------------------
    Total interest expense.............................................     1,195          821      2,305        1,642
                                                                        ----------------------------------------------
Net interest income....................................................     1,317        1,111      2,605        2,186
Provision for credit losses............................................        70          110        170          230
                                                                        ----------------------------------------------
Net credit income......................................................     1,247        1,001      2,435        1,956
Gains on sales of securities...........................................         5           22         19           34
Noninterest income.....................................................       629          481      1,309          962
Other real estate owned expense........................................        (3)          21          2           45
Noninterest expense....................................................     1,228        1,019      2,447        2,017
                                                                        ----------------------------------------------
Income before income taxes and effect of change in method of
  accounting for income taxes..........................................       656          464      1,314          890
Income tax expense.....................................................       219          158        460          303
Income before effect of change in method of accounting for              ----------------------------------------------
  income taxes.........................................................       437          306        854          587
Effect of change in method of accounting for income taxes..............         -            -          -          200
                                                                        ----------------------------------------------
Net income............................................................. $     437    $     306  $     854    $     787
                                                                        ==============================================
Net income available to common shareholders............................ $     435    $     304  $     849    $     783
                                                                        ==============================================
Per-share information
  Earnings per common share before effect of change in method of
    accounting for income taxes........................................ $    1.58    $    1.20  $    3.10    $    2.30
  Effect of change in method of accounting for income taxes............         -            -          -         0.79
                                                                        ----------------------------------------------
  Earnings per common share............................................ $    1.58    $    1.20  $    3.10    $    3.09
                                                                        ==============================================
  Fully diluted earnings per common share before effect of change in
    method of accounting for income taxes.............................. $    1.57    $    1.19  $    3.07    $    2.28
  Effect of change in method of accounting for income taxes............         -            -          -         0.77
                                                                        ----------------------------------------------
  Fully diluted earnings per common share.............................. $    1.57    $    1.19  $    3.07    $    3.05
                                                                        ==============================================
  Dividends per common share........................................... $    0.46    $    0.40  $    0.92    $    0.80
                                                                        ==============================================
Average common shares (in thousands)....................................   275,020      254,002    273,492      253,673
                                                                        ==============================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)
                                                                                  June 30  December 31 June 30
                                                                                    1994      1993      1993
                                                                                 -----------------------------
Assets
  Cash and cash equivalents..................................................... $  7,706  $  7,649   $  6,319
  Time deposits placed and other short-term investments.........................    1,648     1,479      2,319
  Securities
    Held for investment, at cost (market value - $13,629; $13,604 and $22,964)..   14,026    13,584     22,659
    Held for sale, at market; June 30, 1993, at cost (market value - $1,721)....   14,376    15,470      1,703
                                                                                 -----------------------------
      Total securities..........................................................   28,402    29,054     24,362
                                                                                 -----------------------------

  Loans held for sale...........................................................      300     1,697      1,280
  Trading account assets........................................................    8,940    10,610      1,790
  Federal funds sold............................................................    2,058       691        865
  Securities purchased under agreements to resell...............................   10,998     6,353      3,288
  Loans, net of unearned income of $537; $553 and $271..........................   92,287    89,024     75,175
  Leases, net of unearned income of $884; $702 and $531.........................    2,335     1,982      1,645
  Factored accounts receivable..................................................    1,056     1,001      1,017
                                                                                 -----------------------------
    Loans, leases and factored accounts receivable, net of unearned income......   95,678    92,007     77,837
  Allowance for credit losses...................................................   (2,196)   (2,169)    (1,583)
  Premises, equipment and lease rights, net.....................................    2,371     2,259      2,136
  Customers' acceptance liability...............................................      716       708        667
  Interest receivable...........................................................    1,113     1,117        868
  Goodwill......................................................................      819       812        505
  Core deposit and other intangibles............................................      588       555        457
  Other assets..................................................................    5,257     4,864      2,674
                                                                                 -----------------------------
                                                                                 $164,398  $157,686   $123,784
                                                                                 =============================
Liabilities
  Deposits
    Noninterest-bearing......................................................... $ 20,447  $ 20,723   $ 16,602
    Savings.....................................................................    9,199     8,784      6,273
    NOW and money market deposit accounts.......................................   29,157    30,881     27,586
    Time........................................................................   25,965    26,691     26,899
    Foreign time................................................................    7,476     4,034      2,668
                                                                                 -----------------------------
      Total deposits............................................................   92,244    91,113     80,028
                                                                                 -----------------------------
  Borrowed funds and trading liabilities
    Federal funds purchased.....................................................    5,015     7,135      6,083
    Securities sold under agreements to repurchase..............................   25,202    21,236     12,394
    Commercial paper............................................................    2,309     2,056      1,285
    Other short-term borrowings and trading liabilities.........................   16,006    13,821      8,754
                                                                                 -----------------------------
      Total borrowed funds and trading liabilities..............................   48,532    44,248     28,516
                                                                                 -----------------------------
  Liability to factoring clients................................................      572       534        556
  Acceptances outstanding.......................................................      716       708        667
  Accrued expenses and other liabilities........................................    4,201     2,752      1,401
  Long-term debt and capital leases.............................................    7,660     8,352      4,157
                                                                                 -----------------------------
      Total liabilities.........................................................  153,925   147,707    115,325
                                                                                 -----------------------------

Shareholders' Equity
  Preferred stock: authorized - 45,000,000 shares
    ESOP Convertible, Series C: issued - 2,644,526; 2,703,440
      and 2,753,385 shares......................................................      112       115        117
    Series CC: issued - none; 752,600 shares and none...........................        -        38          -
    Series DD: issued - none; 1,107,600 shares and none.........................        -        55          -
  Common stock: authorized - 800,000,000; 500,000,000 and 500,000,000 shares;
    issued - 276,516,942; 270,904,656 and 254,515,760 shares....................    4,747     4,594      3,769
  Retained earnings.............................................................    5,884     5,247      4,759
  Other.........................................................................     (270)      (70)      (186)
                                                                                 -----------------------------
      Total shareholders' equity................................................   10,473     9,979      8,459
                                                                                 -----------------------------
                                                                                 $164,398  $157,686   $123,784
                                                                                 =============================
See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in Millions)
                                                                                    Six Months
                                                                                   Ended June 30
                                                                                 -----------------
                                                                                    1994    1993
                                                                                 -----------------
Operating Activities
  Net income.................................................................... $    854 $   787
  Reconciliation of net income to net cash provided by operating activities
    Provision for credit losses.................................................      170     230
    Gains on sales of securities................................................      (19)    (34)
    Depreciation and premise improvements amortization..........................      130     118
    Amortization of intangibles.................................................       68      51
    Deferred income tax expense.................................................       70     115
    Effect of change in method of accounting for income taxes...................        -    (200)
    Net change in trading instruments...........................................    3,474    (265)
    Net decrease in interest receivable.........................................        8      16
    Net decrease in interest payable............................................      (57)     (5)
    Net decrease (increase) in loans held for sale..............................    1,397     (44)
    Net increase in liability to factoring clients..............................       38      74
    Other operating activities..................................................      435      65
                                                                                 ----------------
     Net cash provided by operating activities..................................    6,568     908
                                                                                 ----------------

Investing Activities
  Proceeds from maturities of securities held for investment....................    4,530   4,003
  Purchases of securities held for investment...................................   (5,186) (5,057)
  Proceeds from sales and maturities of securities held for sale................   17,075   4,869
  Purchases of securities held for sale.........................................  (15,912) (3,414)
  Net increase in federal funds sold and securities
    purchased under agreements to resell........................................   (5,398) (1,555)
  Net increase in time deposits placed and other short-term investments.........     (166)   (325)
  Net originations of loans and leases..........................................   (5,401) (5,053)
  Net purchases of premises and equipment.......................................     (146)    (40)
  Purchases of loans and leases.................................................   (1,466) (1,593)
  Proceeds from sales and securitizations of loans..............................    3,075   3,137
  Purchases of mortgage servicing rights........................................      (29)     (8)
  Purchases of factored accounts receivable.....................................   (3,900) (3,440)
  Collections of factored accounts receivable...................................    3,825   3,326
  Proceeds from sales of other real estate owned................................      199     129
  Sale (acquisitions) of subsidiaries, net of cash..............................      126  (2,142)
                                                                                 ----------------
     Net cash used by investing activities......................................   (8,774) (7,163)
                                                                                 ----------------

Financing Activities
  Net increase (decrease) in deposits...........................................      607  (2,699)
  Net increase in federal funds purchased and securities
    sold under agreements to repurchase.........................................    1,744   2,425
  Net increase in other borrowed funds..........................................      817   4,128
  Proceeds from issuance of long-term debt......................................        -   1,196
  Retirement of long-term debt..................................................     (675)   (100)
  Preferred stock repurchased and redeemed......................................      (94)      -
  Proceeds from issuance of common stock........................................      130      62
  Cash dividends paid...........................................................     (258)   (207)
  Other financing activities....................................................       (8)     (2)
                                                                                 ----------------
     Net cash provided by financing activities..................................    2,263   4,803
                                                                                 ----------------
Net increase (decrease) in cash and cash equivalents............................       57  (1,452)
Cash and cash equivalents at January 1..........................................    7,649   7,771
                                                                                 ----------------
Cash and cash equivalents at June 30............................................ $  7,706 $ 6,319
                                                                                 ================

Loans transferred to other real estate owned amounted to $104 and $163 for the six months ended June 30, 1994, and 1993, respectively.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)

                                                                                                          Total
                                                              Common Stock                                Share-
                                                 Preferred  ----------------- Retained  Loan to          holders'
                                                   Stock     Shares   Amount  Earnings ESOP Trust Other   Equity
                                                 ----------------------------------------------------------------
Balance on December 31, 1992....................   $119      252,990  $3,702  $4,179     $(98)   $ (88)  $ 7,814
  Net income....................................                                 787                         787
  Cash dividends
    Common......................................                                (203)                       (203)
    Preferred...................................                                  (4)                         (4)
  Common stock issued under dividend
    reinvestment and employee plans.............               1,475      65                        (3)       62
  Other.........................................     (2)          51       2                5       (2)        3
                                                   -------------------------------------------------------------
Balance on June 30, 1993........................   $117      254,516  $3,769  $4,759     $(93)   $ (93)  $ 8,459
                                                   =============================================================

Balance on December 31, 1993....................   $208      270,905  $4,594  $5,247     $(88)   $  18   $ 9,979
  Net income....................................                                 854                         854
  Cash dividends
    Common......................................                                (253)                       (253)
    Preferred...................................                                  (5)                         (5)
  Preferred stock repurchased and redeemed......    (93)                  (1)                                (94)
  Common stock issued under dividend
    reinvestment and employee plans.............               2,932     130                                 130
  Acquisition of Corpus Christi National Bank...               2,629      21      41                          62
  Valuation reserve for securities held
    for sale and marketable equity securities...                                                  (207)     (207)
  Other.........................................     (3)          51       3                6        1         7
                                                   -------------------------------------------------------------
Balance on June 30, 1994........................   $112      276,517  $4,747  $5,884     $(82)   $(188)  $10,473
                                                   =============================================================

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


Note 2 - Acquisition Activity

      On August 4, 1994, the Corporation completed the acquisition of 43 banking centers in Florida and one banking center in Georgia, including their deposits, from California Federal Savings Bank at a purchase price of approximately $160 million. At June 30, 1994, the assets to be acquired and the liabilities to be assumed were approximately $3.9 billion.
      On July 8, 1994, the Corporation entered into an agreement and plan of merger with RHNB Corporation (RHNB) to acquire South Carolina-based RHNB, the parent company of Rock Hill National Bank, in exchange for approximately 1,050,000 shares of NationsBank common stock, using an exchange ratio of .35 share of NationsBank common stock for each share of common stock of RHNB outstanding on the effective date of the acquisition. At June 30, 1994, RHNB had assets of approximately $258 million. The merger is subject to approval by RHNB shareholders and various regulatory agencies and to other customary conditions and is expected to be completed by year end.


Note 3 - Debt

      On May 6 and June 30, 1994, the Corporation redeemed, at par, $75 million and $150 million, respectively, of its outstanding floating rate subordinated notes due 1997.
      On May 26, 1994, the Corporation's banking subsidiaries in North Carolina, Georgia and Texas increased the maximum aggregate issuance amount of their short-term bank notes program by $3 billion to a total of $6 billion. As of July 31, 1994, short-term bank notes outstanding equaled $3.9 billion.
      On August 8, 1994, the Corporation issued $300 million of 7 3/4 percent subordinated notes, due August 15, 2004, and received proceeds of $299 million. After the issuance of these notes, the Corporation has approximately $1.9 billion of corporate debt securities and preferred and common stock available for issuance under its $4 billion shelf registration filed in 1993.

Note 4 - Securities

      The book and market values of securities held for investment at June 30, 1994, were (dollars in millions):

                                                           Gross    Gross
                                                          Unreal-  Unreal-
                                                   Book    ized     ized   Market
                                                   Value   Gains   Losses  Value
                                                  -------------------------------
U.S. Treasury securities and agency debentures... $13,775  $ 2     $398   $13,379
Other taxable securities.........................     223    1        3       221
                                                  -------------------------------
 Total taxable securities........................  13,998    3      401    13,600
Tax-exempt securities............................      28    1        -        29
                                                  -------------------------------
                                                  $14,026  $ 4     $401   $13,629
                                                  ===============================

      Securities held for sale on June 30, 1994, were (dollars in millions):

                                                           Gross    Gross
                                                          Unreal-  Unreal-
                                                           ized     ized   Market
                                                    Cost   Gains   Losses  Value
                                                  -------------------------------
U.S. Treasury securities and agency debentures... $14,022  $ 4     $211   $13,815
Other taxable securities.........................     200    -        -       200
                                                  -------------------------------
 Total taxable securities........................  14,222    4      211    14,015
Tax-exempt securities............................     343   18        -       361
                                                  -------------------------------
                                                  $14,565  $22     $211   $14,376
                                                  ===============================

Note 5 - Commitments and Contingencies

      The Corporation's commitments to extend credit at June 30, 1994, were $68.6 billion as compared to $48.4 billion at June 30, 1993. Standby letters of credit (SBLCs) represent commitments by the Corporation to meet the obligations of the account party if called upon. Outstanding SBLCs and guarantees as of June 30, 1994, were $7.0 billion as compared to $5.3 billion at June 30, 1993. These amounts have been reduced for SBLCs collateralized by cash and SBLCs participated to other financial institutions.
      See Tables 8, 9 and 18 and the accompanying discussion in Item 2. regarding the Corporation's derivatives activities.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Analysis of the results of operations and financial condition of NationsBank Corporation (the Corporation) for the second quarter and the first six months of 1994 is impacted by certain acquisitions completed in 1993 and 1994.
      In the third quarter of 1993, the Corporation acquired substantially all of the assets and certain of the liabilities of Chicago Research & Trading Group Ltd. (CRT). The options market-making and trading portion became known as NationsBanc-CRT and the primary government securities dealer portion became a part of the Corporation's Capital Markets group. Effective October 1, 1993, the Corporation completed its acquisition of MNC Financial Inc. (MNC). Also in the fourth quarter of 1993, the Corporation acquired a substantial amount of the assets and the ongoing business of U S WEST Financial Services Inc. These acquisitions are reflected in the Corporation's financial data from their dates of acquisition.
      During the first quarter of 1994, the Corporation acquired Corpus Christi National Bank (CCNB) of Corpus Christi, Texas. This acquisition is reflected in the Corporation's financial data beginning January 1, 1994.


Analysis of Results of Operations
- ---------------------------------

Earnings Review

      A comparison of selected operating results for the three- and six-month periods ended June 30, 1994 and 1993, is presented in Table 1.
      Net income for the second quarter of 1994 was $437 million, an increase of $131 million, or 43 percent, over the second quarter of 1993. Earnings per common share were $1.58 and $1.20 for the second quarters of 1994 and 1993, respectively.
      Net income of $854 million for the first six months of 1994 represented an increase of $267 million, or 45 percent, over earnings of $587 million during the same period in 1993 excluding the impact of adopting a new income tax accounting standard. Earnings per common share were $3.10 and $2.30 for the first six months 1994 and 1993, respectively. Including the $200-million, or $.79-per share, tax benefit of the new accounting standard, net income in the first six months of 1993 was $787 million, or $3.09 per common share.
      Several factors contributed to the increase in net income in the first six months of 1994. Taxable-equivalent net interest income of $2.6 billion increased by 19 percent compared to the first six months of 1993. Reflecting the continued positive trends in credit quality, provision expense declined $60 million and OREO expense declined $43 million. Noninterest income rose 36 percent to $1.3 billion due to acquisitions and strong fee income. Partially offsetting these improvements to net income was an increase of $430 million in noninterest expense primarily due to acquisitions.
      The return on average common shareholders' equity was 16.93 percent and
14.48 percent for the first six months of 1994 and 1993, respectively, excluding the tax benefit in the first six months of 1993. The return was 19.45 percent in the first six months of 1993 including the benefit. The efficiency ratio, which measures the relationship of noninterest expense to total revenue, improved to 61.80 percent in the first six months of 1994, compared to 63.21 percent in the same period in 1993.

Customer Group Review

      As shown on Table 2, the Corporation is comprised of three major internal management units, or Customer Groups, managed with a focus on numerous performance objectives including return on equity, operating efficiency and net income.
      The net income of the customer groups reflects a funds transfer pricing system which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each customer group based on an assessment of its inherent risk.
      The General Bank includes the Corporation's retail banking network known as the Banking Group; Financial Products, which provides specialized services such as bank card, residential mortgages and indirect lending on a national basis; and Trust and Private Banking.
      The General Bank's return on equity of 19.48 percent for the second quarter of 1994 exceeded the 17.40 percent earned in the first quarter of 1994 due to an increase in net interest income and continued improvements in credit quality. The increase in net interest income reflected efforts to contain deposit costs as well as annualized loan growth of 10 percent. Growth in residential mortgage and commercial loans was partially offset by a reduction in real estate commercial loans.
      In the second quarter, the Banking Group contributed 62 percent of the General Bank's earnings with a return on equity of 18.09 percent. The Financial Products group contributed 28 percent of the General Bank's earnings with a return on equity of 28.70 percent.
                                       9

      The Institutional Group includes Corporate and Investment Banking activities, Real Estate Finance, Specialized Lending and the Capital Markets group, which includes customer-related derivatives, foreign exchange, securities trading and debt underwriting activities. Housed in this unit are NationsBanc-CRT and NationsBanc Capital Markets Inc.
      The Institutional Group's return on equity of 17.16 percent in the second quarter of 1994 rose slightly from the first quarter as continued improvements in credit quality and resulting lower credit costs were offset by lower capital markets trading income which declined from the high first quarter levels.
      In the second quarter, the Corporate Bank contributed 34 percent of the Institutional Group's earnings with a return on equity of 15.81 percent. The Real Estate group results, driven by improved credit quality, contributed 46 percent of the Institutional Group's earnings with a return on equity of 21.99 percent.
      Financial Services, consisting primarily of NationsCredit and Nations Financial Capital Corporation, contributed $23 million in earnings with a return on equity of 11.82 percent. The return on equity reflected a higher equity to asset ratio necessary to posture this unit for raising funds in the capital markets.
      The Other category in Table 2 includes gains on the sales of securities and earnings on unallocated equity.

Net Interest Income

      Taxable-equivalent net interest income increased $208 million to $1.3 billion in the second quarter of 1994 compared to the same period of 1993. The increase was primarily due to higher earning asset levels, particularly average loan and lease levels which increased $17.3 billion, and reflected solid internal growth as well as acquisitions. The reported net interest yield declined 47 basis points to 3.70 percent in the second quarter of 1994 compared to 1993. The decline was due to the addition of the previously mentioned primary government securities dealer which contributed $15.7 billion to average earning assets yet added minimally to net interest income. While the Corporation's primary government securities dealer assets are earning assets, its principal revenues are dealer trading revenues which are recorded as noninterest income. Excluding the impact of the primary government securities dealer, the net interest yield in the second quarter of 1994 totaled 4.15 percent, compared to the 4.17-percent yield in the same period in 1993.
      Tables 3 and 4 present an analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters. Table 5 analyzes changes in net interest income between the second quarter of 1994 and the first quarter of 1994 and the second quarter of 1993.
      Tables 6 and 7 present an analysis of net interest income and average balance sheet levels for the six-month periods ended June 30, 1994 and 1993. Taxable-equivalent net interest income increased $420 million to $2.6 billion in the first six months of 1994, compared to $2.2 billion in the first six months of 1993. The increase was primarily due to higher earning asset levels, again reflecting acquisitions as well as internal growth.
      The net interest yield declined 47 basis points to 3.69 percent in the first six months of 1994, compared to 4.16 percent in the same period in 1993. Excluding the impact of the primary government securities dealer, the net interest yield in the first six months of 1994 totaled 4.15 percent, compared to the 4.16-percent yield in the same period in 1993. The steady yield reflected the Corporation's management of its interest rate position during the first half of 1994, including deposit pricing actions which, when combined with the increased intermediate and long term interest rates and increases in the prime rate, largely offset the impact of Federal Reserve rate increases occurring during the first six months of 1994.
      The yield on average earning assets declined 32 basis points to 6.91 percent from 7.23 percent between the two six-month periods, while the rate on average interest-bearing liabilities increased 16 basis points to 3.68 percent from 3.52 percent. Excluding the impact of the trading assets of the Corporation's securities dealer, the yield on average earning assets declined 11 basis points and the rate paid on average interest-bearing liabilities declined 5 basis points in the first six months of 1994. The lower yields and rates on interest-earning assets and interest-bearing liabilities, respectively, in the first six months of 1994 compared to the same period in 1993 reflect the declining rate environment experienced in 1993, partially offset by the rise in interest rates which occurred in the first half of 1994. The yield on earning assets increased 19 basis points and the rate on interest-bearing liabilities increased 23 basis points during the second quarter of 1994 compared to the first quarter of 1994, reflecting this increasing rate environment.
      Acquisitions contributed approximately $10 billion to average loans in the first six months of 1994 compared to the first six months of 1993. Excluding the impact of acquisitions and the fourth-quarter 1993 $1.3-billion bank card securitization, average loan levels increased $9.2 billion, or 12 percent, compared to the first six months of 1993.
      Average interest-bearing liabilities increased $32.1 billion in the first six months of 1994 compared to the first six months of 1993. Borrowed funds and trading liabilities, which include federal funds purchased, securities sold
                                       10
under agreements to repurchase and short sales, increased $22.2 billion resulting, in a large part, from the financing of the primary government securities dealer inventory and trading activities. Long-term debt increased $4.2 billion principally due to debt acquired in the MNC acquisition and debt securities issued in connection with financing Financial Services. Interest-bearing deposits increased $5.7 billion, again principally due to the MNC acquisition. Excluding MNC, average interest-bearing deposits declined $1.2 billion in the first six months of 1994 compared to the same six months in 1993 primarily in consumer CDs and money market savings accounts, partially offset by increases in consumer savings and foreign time deposits. The decline in interest-bearing deposits was reflective of industry trends and customers seeking higher yielding investment alternatives as rates paid on interest-bearing deposits declined 37 basis points between the two six-month periods.
      The Corporation periodically securitizes bank card receivables which changes the involvement of the Corporation from that of a lender to that of a loan servicer. During the first six months of 1994, the Corporation managed an average bank card portfolio of $5.1 billion, including $1.3 billion which had been securitized. For the portion of the bank card portfolio securitized, net interest income after credit losses is reported as a servicing fee in noninterest income.
      The Corporation's asset and liability management process manages the structure of the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates.
      Interest rate swaps are one of the tools used for interest rate risk management. Utilizing these instruments, the Corporation can adjust its interest rate risk position without exposing itself to principal risk and funding requirements as swaps do not involve the exchange of notional amounts, just net interest payments. The Corporation uses non-leveraged generic, index amortizing and collateralized mortgage obligation (CMO) swaps. Generic swaps involve the exchange of fixed and variable interest rates based on the contractual underlying notional amounts. Index amortizing and CMO swaps involve the exchange of fixed and variable interest rates, however, their notional amounts decline and maturities vary based on certain interest rate indices in the case of index amortizing swaps or mortgage prepayment rates in the case of CMO swaps. Net interest receipts of $94 million and $41 million for the six months ended June 30, 1994 and 1993, respectively, and $38 million and $27 million for the second quarters of 1994 and 1993, respectively, have been included with interest income on the underlying instruments.
      As reflected in Table 8, the notional amount of the asset and liability interest rate swap program on June 30, 1994, was $18.2 billion with the Corporation receiving fixed on $17.8 billion of notional amount converting variable rate commercial loans to fixed rate and receiving variable on $.4 billion converting variable rate liabilities to fixed rate. As reflected in Table 9, the weighted average interest rate received was 4.79 percent and paid was 4.34 percent as of June 30, 1994. Deferred gains and losses relating to any terminated contracts are insignificant.
      As more fully disclosed in connection with dealer activities on page 38, credit risk associated with derivatives positions, including interest rate swaps, represents the cost to replace a derivative contract in a gain position. To limit credit risk exposure, the Corporation enters into contracts with investment grade counterparties, makes use of master netting agreements and requires collateral and third party guarantees in some instances. As of June 30, 1994, the amount of credit exposure associated with the asset and liability management interest rate swaps was not material.
      The estimated unrealized market value of the Corporation's asset and liability management interest rate swaps on June 30, 1994, was a negative $611 million compared to a negative $375 million on March 31, 1994, and approximately zero on December 31, 1993. This decline is consistent with the recent rise in interest rates. The unrealized depreciation in estimated value of the swap portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet position should not be viewed in isolation. As interest rates rose, the value of core deposits and other fixed rate longer-term liabilities increased to offset the decline in swaps and other fixed rate assets. Management continuously measures the impact of interest rate changes on the estimated value of its assets, liabilities and off-balance sheet instruments. The overall impact of interest rate changes during the second quarter of 1994 on these values is estimated to be insignificant.
      Management also measures the impact of actual and potential interest rate changes on the earnings of the Corporation. On December 31, 1993, before the Federal Reserve tightening, the impact of a gradual 100-basis-point rise in rates was estimated to be three percent of net income when compared to stable rates assuming no discretionary management action. As previously mentioned, due to the increases in interest rates, management took deposit pricing actions which, when combined with the increased intermediate and long term interest rates and increase in the prime rate, largely offset the impact of such interest rate increases. On June 30, 1994, assuming no discretionary management action, the impact of a gradual 100-basis-point rise in rates over a one-year period was estimated to be two to three percent of net income when compared to stable rates, again assuming no discretionary management action.
      Table 10 represents the Corporation's interest-rate gap position on June
                                       11

30, 1994. This is a one-day position which is continually changing and is not necessarily indicative of the Corporation's position at any other time. Additionally, this table indicates only the contractual or anticipated repricing of assets and liabilities and does not consider the many factors that accompany interest rate movements. The Corporation's negative cumulative interest rate gap position in the near term reflects its strong customer-deposit gathering franchise which provides a relatively stable core deposit base. These available funds have been deployed in longer-term interest-earning assets including certain loans and securities.

Provision for Credit Losses

      The provision for credit losses was $70 million in the second quarter of 1994, compared to $110 million in the same period of 1993. For the first six months of 1994, the provision for credit losses was $170 million, compared to $230 million in the same period of 1993. Excluding the impact of acquisitions, nonperforming assets and net charge-offs have declined since the first six months of 1993, indicating continued improvement in credit quality.

Nonperforming Assets

      On June 30, 1994, nonperforming assets, presented in Table 11, were $1.4 billion, or 1.48 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $1.8 billion, or 1.92 percent, on December 31, 1993, and $1.7 billion, or 2.15 percent, on June 30, 1993. Excluding the impact of late 1993 acquisitions, nonperforming assets totaled $1.0 billion on June 30, 1994, a decline of $634 million from the same period of 1993. On June 30, 1993, prior to its acquisition by the Corporation, MNC nonperforming assets totaled $710 million, compared to $302 million on June 30, 1994.
      Nonperforming loans were $936 million at the end of the second quarter of 1994, compared to $1.1 billion at the end of the same quarter in the previous year. The decline was centered in commercial nonperforming loans which declined $130 million, or 23 percent, and in real estate commercial and construction nonperforming loans which declined $68 million, or 17 percent. The reduction in nonperforming loans primarily reflected increased payments and the improved financial condition of borrowers, partially offset by acquisitions.
      Other real estate owned, which represents real estate acquired through foreclosure and in-substance foreclosures, totaled $485 million on June 30, 1994, a decline of $176 million, or 27 percent, from December 31, 1993, and $59 million, or 11 percent, from June 30, 1993. Excluding late 1993 acquisitions, other real estate owned declined $74 million compared to December 31, 1993, and $201 million compared to June 30, 1993.
      The Corporation continues efforts to expedite disposition, collection and renegotiation of nonperforming and other lower quality assets. As a part of this process, the Corporation routinely evaluates all reasonable alternatives, including the sale of assets individually or in groups. The final decision to proceed with any alternative is evaluated in the context of the overall credit-risk profile of the Corporation.
      The amount of loans past due 90 days or more that were not classified as nonperforming loans totaled $90 million on June 30, 1994, compared to $167 million on December 31, 1993, and $164 million on June 30, 1993.

Allowance for Credit Losses

      On June 30, 1994, the allowance for credit losses was $2.2 billion, or
2.30 percent of loans, leases and factored accounts receivable, compared to $1.6 billion, or 2.03 percent, on June 30, 1993. Table 12 provides an analysis of the changes in the allowance for credit losses for the three months ended June 30, 1994 and 1993, and the first six months of 1994 and 1993.
      Net charge-offs for the first six months of 1994 were $154 million, or .33 percent of average loans, leases and factored accounts receivable, versus $177 million, or .47 percent, in the comparable six-month period in 1993. Excluding acquisitions, net charge-offs declined $45 million when comparing the two six-month periods.

Securities Gains

      Gains from the sales of securities were $19 million in the first six months of 1994 compared to $34 million in the same period of 1993. Gains of $5 million in the second quarter of 1994 represented a decline of $17 million compared to the second quarter of 1993.

Noninterest Income

      Table 13 compares the major categories of noninterest income for the three and six months ended June 30, 1994 and 1993.
      Noninterest income totaled $629 million in the second quarter of 1994, an increase of $148 million, or 31 percent, from $481 million in the same quarter of 1993. After adjusting for acquisitions, noninterest income increased $34 million, or seven percent, in the second quarter of 1994. In the first six months of 1994, noninterest income totaled $1.3 billion, an increase of $347 million, or 36 percent, from the $962 million earned in the same period in
                                       12

1992. Again, after adjusting for acquisitions, noninterest income increased approximately nine percent between the periods.
      General Bank trust fees and deposit account fees both benefited from the acquisition of MNC. Investment banking income reflected the Institutional Group's strong syndication activity. The increase in bank card income was principally due to the effect of the fourth-quarter 1993 securitization, while the increase in trading account profits and fees was largely attributable to the impact of the CRT acquisition and related capital markets trading activities.

Other Real Estate Owned Expense

      OREO expense declined $24 million in the second quarter of 1994 and $43 million in the first six months of 1994, compared to the same periods in 1993. The declines were consistent with the improvement in asset quality as previously discussed and were due to improved real estate markets and the resulting lower write-downs and increased net gains on sales of OREO properties, compared to the same periods last year.

Noninterest Expense

      The Corporation's noninterest expense as shown in Table 14 increased $209 million, or 21 percent, in the second quarter of 1994 compared to the same quarter in 1993, to a total of $1.2 billion. Noninterest expense in the second quarter of 1994 increased less than two percent excluding the impact of acquisitions. For the first six months of 1994, noninterest expense increased $430 million, or 21 percent, compared to the first six months of 1993, to a total of $2.4 billion. Excluding acquisitions, the year-over-year increase was less than three percent.
      Personnel expense, which accounts for 46 percent of noninterest expense, increased $113 million in the second quarter of 1994 compared to the same quarter in 1993 and $233 million in the first six months of 1994 compared to the same period of 1993. Excluding acquisitions, personnel expense increased only $21 million, or five percent, between the two quarters and $48 million, or five percent, between the two year-to-date periods.
      Occupancy expense increased $15 million in the second quarter of 1994 compared to the second quarter of 1993 and $37 million in the first six months of 1994 compared to the first six months of 1993. Excluding acquisitions, occupancy expense declined $2 million between the quarters and increased $3 million, or one percent, from the first six months of 1993 to the same period in 1994.
      The increase in processing expense between the second quarter of 1993 and the second quarter of 1994 and the first six months of 1993 and the first six months of 1994 was primarily due to increased fees resulting from additional outsourcing and acquisitions.
      Other general operating expense totaled $100 million for the second quarter of 1994, a $15-million increase from the $85 million recorded in the same period in 1993. For the six months ended June 30, 1994, other general operating expense totaled $207 million, a $30-million increase over the same period in the previous year. Excluding acquisitions, other general operating expense declined $1 million, or one percent, between the quarters and increased $2 million, or one percent, year-to-date compared to year-to-date.
      The efficiency ratio, a key financial management ratio, which measures the relationship of noninterest expense to total revenue, improved to 61.80 percent in the first six months of 1994, compared to 63.21 percent in the same period in 1993. The Corporation places significant emphasis on the management of expense levels.

Income Taxes

      The Corporation's income tax expense was $460 million, for an effective rate of 35 percent of pretax income, in the first six months of 1994, compared to $303 million, for an effective tax rate of 34 percent, in the same period in 1993. A 35-percent rate reflects the Corporation's expectation as to the effective rate for the 1994 year. Income tax expense for the second quarter of 1994 was $219 million, for an effective rate of 33 percent of pretax income. Tax expense in the same quarter of 1993 was $158 million, for an effective rate of 34 percent.

Analysis of Financial Condition
- -------------------------------

      Period-end assets were $164.4 billion and $123.8 billion on June 30, 1994 and 1993, respectively. Average total assets were $161.6 billion for the first six months of 1994 compared to $121.6 billion for the first six months of 1993. The following discussion analyzes the major components of the period-end and average balance sheets.
      Cash and cash equivalents increased $57 million from December 31, 1993, to June 30, 1994, due to increases of $6.6 billion in cash provided by operating activities and $2.3 billion in cash provided by financing activities, offset by an $8.8 billion decrease in cash used by investing activities.
      Net cash provided by financing activities totaled $2.3 billion primarily
                                       13
as a result of increases of $1.7 billion in federal funds purchased and securities sold under agreements to repurchase, $607 million in deposits and $817 million in other borrowed funds, partially offset by $675 million in retirement of long-term debt.
      Net cash used by investing activities represented a $5.4-billion increase in federal funds sold and securities purchased under agreements to resell and $5.4 billion in net originations of loans and leases.
      Table 15 presents an analysis of the major sources and uses of funds for the two six-month periods based on average levels. Customer-based funds increased 10 percent to an average of $83.5 billion for the first six months of 1994 from $76.1 billion in the same period of 1993. Customer-based funds represented 51.7 percent of total sources of funds in 1994 down from 62.6 percent in 1993. The Corporation's ratio of average loans to customer-based funds was 110 percent for the first six months of 1994 compared to 98 percent for the first six months of 1993. Market-based funds increased 79 percent to $54.5 billion in the first six months of 1994 from $30.4 billion in the same six months of 1993. The change in the composition of sources and uses of funds was driven principally by the Institutional Group's primary securities dealer inventories and trading liabilities and the funding of Financial Services principally through long-term debt.

Securities

      The securities portfolio on June 30, 1994, consisted of securities held for investment totaling $14.0 billion and securities held for sale totaling $14.4 billion.
      The estimated average maturity of the combined securities portfolios was
2.25 years, 1.63 years and 1.71 years on June 30, 1994, December 31, 1993, and June 30, 1993, respectively.
      The securities portfolio serves a primary role in the overall context of balance sheet management by the Corporation. The portfolio generates substantial interest income and serves as a necessary reservoir of liquidity.
      The decision to purchase securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other on- and off-balance sheet positions.
      On June 30, 1994, the Corporation's portfolio of securities held for investment reflected unrealized net depreciation of $397 million compared to unrealized net appreciation of $20 million on December 31, 1993, and $305 million on June 30, 1993.
      The valuation reserve for securities held for sale and marketable equity securities included in shareholders' equity was $103 million on June 30, 1994, reflecting a $162-million pretax depreciation. The valuation amount increased shareholders' equity by $104 million on December 31, 1993.

Loans

      The Corporation's average loan and lease portfolio increased 24 percent to $92.1 billion in the first six months of 1994, compared to $74.4 billion in the same period of 1993. Commercial loans increased $7.3 billion, or 22 percent, to $40.4 billion in the first six months of 1994. Acquisitions added $2.7 billion to average real estate commercial and construction loans in the first six months of 1994. Excluding acquisitions, average levels of such loans declined $398 million between the first six months of 1993 and the same period of 1994.
      Residential mortgage loans averaged $13.8 billion, a $3.9-billion increase from the first six months in 1993. The increase reflected more originations, a higher retention of adjustable rate mortgages and a slight impact from acquisitions. Other consumer loans increased $3.5 billion to $16.9 billion in the first six months of 1994 compared to $13.4 billion in the same period in 1993. Acquisitions contributed $1.9 billion, or 55 percent, of the increase in other consumer loans.
      Tables 16 and 17 summarize the geographic and property-type distribution of real estate commercial and construction loans and OREO as of June 30, 1994. These real estate loans totaled $10.8 billion, or 11 percent of total loans, leases and factored accounts receivable on that date. Of these loans, $338 million were nonperforming. During the first six months of 1994, the Corporation recorded real estate commercial and construction net charge-offs of $1 million, compared to $28 million in the same period in 1993.

Capital

      Shareholders' equity on June 30, 1994, was $10.473 billion compared to $9.979 billion on December 31, 1993, and $8.459 billion on June 30, 1993. During the first quarter of 1994, the Corporation repurchased and redeemed its Series CC and Series DD preferred stock, reducing shareholders' equity approximately $94 million. The acquisition of CCNB included the issuance of 2.6 million shares of common stock and an increase of $62 million in shareholders' equity in the first six months of 1994. As previously mentioned, the valuation reserve for securities held for sale and marketable equity securities reduced shareholders' equity $207 million between December 31, 1993, and June 30, 1994.
      On July 27, 1994, the Board of Directors authorized the Corporation during the next 12 months to purchase from time to time in the open market
                                       14

(i) up to 10 million shares of its common stock representing the number of shares of common stock it intends to issue for its Dividend Reinvestment and Stock Purchase Plan and its various employee benefit plans and (ii) up to 1.05 million shares of common stock to be issued in connection with its acquisition of RHNB Corporation.
      The Corporation's Tier 1 ratio was 7.63 percent on June 30, 1994 and 1993. The total risk-based capital ratio was 11.57 percent compared to 11.75 percent in 1993. Both of these measures compare favorably with the regulatory minimums of four percent for Tier 1 and eight percent for total risk-based capital. The Tier 1 leverage ratio standard states a minimum ratio of three percent, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the three-percent minimum. The Corporation's leverage ratio was 6.38 percent on June 30, 1994, compared to
6.34 percent on June 30, 1993.

Derivatives - Dealer Positions

      The Corporation offers a number of products to its customers to help them manage the interest rate, currency and price-risk sensitivity of their assets and liabilities. The Corporation also enters into similar transactions for its own account as part of its trading activity. Table 18 summarizes the notional principal amounts of such derivative dealer positions on June 30, 1994, and December 31, 1993.
      The contract amounts reflected in Table 18 indicate the notional principal amount of such transactions. These figures do not reflect the actual dollar amount of the Corporation's market or credit risk associated with these instruments, which is significantly lower than the notional principal amount. Market risk arises due to fluctuations in interest rates and market prices that may result in changes in the value of derivatives instruments. The Corporation manages its exposure to market risk by imposing limits on the specific and aggregate risk positions traders may take. Position limits are set by senior management and positions are monitored on a daily basis. Additionally, the Corporation manages market risk by adjusting its portfolio of customer and corporate derivative dealer positions when necessary, including entering into offsetting positions when appropriate.
      Credit risk represents the replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value to the Corporation. Such aggregate amounts measured by the Corporation as the gross positive replacement cost on June 30 and March 31, 1994, and December 31, 1993, were $1.8 billion, $1.3 billion and $956 million, respectively. Included in such aggregate amounts were $551 million, $477 million and $343 million on June 30 and March 31, 1994, and December 31, 1993, respectively, related to exchange traded instruments for which the credit risk to the Corporation is minimal. To reduce credit risk, counterparties are subject to the credit approval and credit monitoring policies and procedures of the Corporation. Certain instruments require the Corporation or the counterparty to maintain collateral for all or part of the exposure. Generally, such collateral is in the form of cash or other highly liquid instruments. Limits for exposure to any particular counterparty are established and monitored. In certain jurisdictions, counterparty risk may also be reduced through the use of master netting arrangements which allow the Corporation to close out and settle positions with the same counterparty on a net basis.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)
                                                                              Three Months     Six Months
                                                                              Ended June 30   Ended June 30
                                                                             --------------------------------
                                                                              1994    1993    1994    1993
                                                                             --------------------------------
Income from earning assets................................................   $2,512  $1,932  $4,910  $3,828
Interest expense..........................................................    1,195     821   2,305   1,642
Net interest income (taxable-equivalent)..................................    1,339   1,131   2,649   2,229
Net interest income.......................................................    1,317   1,111   2,605   2,186
Provision for credit losses...............................................       70     110     170     230
Gains on sales of securities..............................................        5      22      19      34
Noninterest income........................................................      629     481   1,309     962
Other real estate owned expense...........................................       (3)     21       2      45
Noninterest expense.......................................................    1,228   1,019   2,447   2,017
Income before income taxes and effect of change in method of
  accounting for income taxes.............................................      656     464   1,314     890
Income tax expense........................................................      219     158     460     303
Income before effect of change in method of accounting for income taxes...      437     306     854     587
Effect of change in method of accounting for income taxes.................        -       -       -     200
Net income................................................................      437     306     854     787
Earnings per common share before effect of change in method of
  accounting for income taxes.............................................     1.58    1.20    3.10    2.30
Earnings per common share.................................................     1.58    1.20    3.10    3.09

Yield on average earning assets...........................................     7.00 %  7.09 %  6.91 %  7.16 %
Rate on average interest-bearing liabilities..............................     3.80    3.35    3.68    3.42
Net interest spread.......................................................     3.20    3.74    3.23    3.74
Net interest yield........................................................     3.70    4.17    3.69    4.16

Return on average common shareholders' equity before effect of change
  in method of accounting for income taxes <F1>...........................    17.04   14.65   16.93   14.48
Return on average common shareholders' equity <F1>........................    17.04   14.65   16.93   19.45

Market price per share of common stock
  High for the period.....................................................   $57 3/8 $57 7/8 $57 3/8 $58
  Low for the period......................................................    44 1/2  45      44 3/8  45
  Closing price...........................................................    51 3/8  49 5/8  51 3/8  49 5/8

Risk-based capital ratios
  Tier 1..................................................................     7.63 %  7.63 %
  Total...................................................................    11.57   11.75

<F1>Average common shareholders' equity does not include the effect of fair value adjustments to securities held for sale and marketable equity securities.

Table 2
Customer Group Summary
1994
(Dollars in Millions)

                                                   General          Institutional           Financial
                                                    Bank                Group               Services             Other
                                            --------------------------------------------------------------------------------
                                             Second     First    Second       First       Second    First   Second    First
                                             Quarter   Quarter   Quarter     Quarter      Quarter  Quarter  Quarter  Quarter
                                            --------------------------------------------------------------------------------
Net interest income (taxable-equivalent)... $   934   $   916   $   297      $   296      $  101   $   93      $ 7     $ 5
Noninterest income.........................     429       423       185          239          15       18        -       -
                                            ------------------------------------------------------------------------------
Total revenue..............................   1,363     1,339       482          535         116      111        7       5
Provision for credit losses................      75        78       (30)           7          25       15        -       -
Gains on sales of securities...............       -         -         -            -           -        -        5      14
Other real estate owned expense............       -         4        (4)           -           2        1        -       -
Noninterest expense........................     907       901       268          266          51       53        -       -
                                            ------------------------------------------------------------------------------
Income before taxes........................     381       356       248          262          38       42       12      19
Income tax expense.........................     135       137        87          101          15       17        5       7
                                            ------------------------------------------------------------------------------
Net income................................. $   246   $   219   $   161      $   161      $   23   $   25      $ 7     $12
                                            ==============================================================================

Net interest yield.........................    4.85 %    4.77 %    2.79 %<F1>   2.83 %<F1>  7.51 %   7.31 %

Efficiency ratio...........................   66.57 %   67.30 %   55.59 %      49.63 %     44.37 %  47.67 %
Return on equity...........................   19.48     17.40     17.16        16.95       11.82    13.55

Average <F2>
  Total loans and leases, net of
    unearned income........................ $57,319   $55,857   $30,147      $30,839      $5,369   $5,131
  Total deposits...........................  76,589    77,017    10,411        9,697           -        -
  Total assets.............................  82,241    82,859    65,193       65,393       5,906    5,728

Period end <F2>
  Total loans and leases, net of
    unearned income........................  58,483    56,532    30,526       30,587       5,477    5,283
  Total deposits...........................  76,165    77,819    11,276        9,069           -        -

<F1>Institutional Group's net interest yield excludes the impact of the primary government securities dealer. Including the primary government securities dealer, the net interest yield was 2.04 percent for both periods.
<F2>The sums of balance sheet amounts will differ from consolidated amounts due to intercompany balances.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                       Second Quarter 1994       First Quarter 1994       Fourth Quarter 1993
                                                    -----------------------------------------------------------------------------
                                                    Average                   Average                   Average
                                                    Balance   Income          Balance   Income          Balance   Income
                                                     Sheet      or    Yields/  Sheet      or    Yields/  Sheet      or    Yields/
                                                    Amounts   Expense Rates   Amounts   Expense Rates   Amounts   Expense Rates
                                                    -----------------------------------------------------------------------------
Earning assets
   Loans and leases, net of unearned income <F1>
     Commercial <F2>............................... $ 40,339  $  765   7.61 % $ 40,421  $  722   7.24 % $ 39,233  $  702   7.10 %
     Real estate commercial........................    7,955     157   7.92      8,419     158   7.61      7,915     150   7.51
     Real estate construction......................    3,226      68   8.42      3,253      62   7.73      3,260      64   7.77
                                                    --------  ------          --------  ------          --------  ------
       Total commercial............................   51,520     990   7.71     52,093     942   7.33     50,408     916   7.21
                                                    --------  ------          --------  ------          --------  ------
     Residential mortgage..........................   14,329     270   7.53     13,340     254   7.63     12,663     249   7.85
     Home equity...................................    2,480      46   7.41      2,547      45   7.11      2,586      47   7.24
     Bank card.....................................    3,783     115  12.27      3,673     121  13.32      4,593     150  12.97
     Other consumer................................   17,060     397   9.33     16,806     390   9.41     16,072     378   9.33
                                                    --------  ------          --------  ------          --------  ------
       Total consumer..............................   37,652     828   8.82     36,366     810   8.99     35,914     824   9.12
                                                    --------  ------          --------  ------          --------  ------
     Foreign.......................................    1,287      18   5.73      1,157      15   5.15        931      13   5.82
     Lease financing...............................    2,146      38   7.10      1,992      36   7.29      1,894      35   7.41
                                                    --------  ------          --------  ------          --------  ------
       Total loans and leases, net.................   92,605   1,874   8.12     91,608   1,803   7.96     89,147   1,788   7.97
                                                    --------  ------          --------  ------          --------  ------
   Securities
     Held for investment...........................   14,009     167   4.79     12,714     152   4.82     27,273     354   5.16
     Held for sale <F3>............................   14,829     191   5.16     14,545     184   5.12      2,211      26   4.69
                                                    --------  ------          --------  ------          --------  ------
       Total securities............................   28,838     358   4.98     27,259     336   4.98     29,484     380   5.13
                                                    --------  ------          --------  ------          --------  ------
   Loans held for sale.............................      392       6   6.49        681      11   6.46        961      16   6.54
   Federal funds sold and securities purchased
     under agreements to resell....................   11,780     108   3.64     12,073      87   2.95      8,237      64   3.08
   Time deposits placed and other short-term
     investments...................................    1,211      15   4.96      1,375      14   4.12      2,238      20   3.71
   Trading account assets..........................   10,265     173   6.75     10,738     169   6.39      9,590     150   6.19
                                                    --------  ------          --------  ------          --------  ------
       Total earning assets........................  145,091   2,534   7.00    143,734   2,420   6.81    139,657   2,418   6.88
                                                              ------                    ------                    ------
Cash and cash equivalents..........................    8,051                     7,976                     8,318
Factored accounts receivable.......................    1,599                     1,016                     1,207
Other assets, less allowance for credit losses.....    7,248                     8,568                     8,608
                                                    --------                  --------                  --------
       Total assets................................ $161,989                  $161,294                  $157,790
                                                    ========                  ========                  ========

Interest-bearing liabilities
   Savings......................................... $  9,181      53   2.30   $  8,879      51   2.33   $  8,542      52   2.45
   NOW and money market deposit accounts...........   29,816     166   2.24     30,140     161   2.17     30,383     168   2.20
   Consumer CDs and IRAs...........................   22,855     231   4.02     23,295     234   4.09     23,813     246   4.10
   Negotiated CDs, public funds and other
     time deposits.................................    3,574      33   3.80      3,664      31   3.44      3,717      32   3.36
   Foreign time deposits...........................    5,691      63   4.49      4,385      42   3.86      4,031      39   3.80
   Borrowed funds and trading liabilities..........   47,122     514   4.38     47,336     454   3.89     44,188     421   3.74
   Long-term debt and capital leases...............    7,952     135   6.75      8,308     137   6.61      8,233     134   6.52
                                                    --------  ------          --------  ------          --------  ------
       Total interest-bearing liabilities..........  126,191   1,195   3.80    126,007   1,110   3.57    122,907   1,092   3.53
Noninterest-bearing sources
   Noninterest-bearing deposits....................   20,241                    19,897                    19,852
   Other liabilities...............................    5,285                     5,310                     5,362
   Shareholders' equity............................   10,272                    10,080                     9,669
                                                    --------                  --------                  --------
       Total liabilities and shareholders' equity.. $161,989                  $161,294                  $157,790
                                                    ========                  ========                  ========
Net interest spread................................                    3.20                      3.24                      3.35
Impact of noninterest-bearing sources..............                    0.50                      0.45                      0.42
                                                              ------                    ------                    ------
Net interest income/yield on earning assets........           $1,339   3.70             $1,310   3.69             $1,326   3.77
                                                              ======                    ======                    ======

<F1>Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
<F2>Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $38 and $56 in the second and first quarters of 1994, respectively and $42, $37 and $27 in the fourth, third and second quarters of 1993, respectively.
<F3>The average balance sheet amounts and yields on securities held for sale are based on the average of historical amortized cost balances not on the average of fair value balances reported in the financial statements.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                       Third Quarter 1993        Second Quarter 1993
                                                    ---------------------------------------------------
                                                    Average                   Average
                                                    Balance   Income          Balance   Income
                                                    Sheet       or    Yields/ Sheet       or    Yields/
                                                    Amounts   Expense Rates   Amounts   Expense Rates
                                                    ---------------------------------------------------
Earning assets
   Loans and leases, net of unearned income <F1>
     Commercial <F2>............................... $ 34,674  $  613   7.02 % $ 33,320  $  570   6.86 %
     Real estate commercial........................    6,065     115   7.54      6,278     122   7.74
     Real estate construction......................    2,663      53   7.86      2,729      50   7.38
                                                    --------  ------          --------  ------
       Total commercial............................   43,402     781   7.14     42,327     742   7.02
                                                    --------  ------          --------  ------
     Residential mortgage..........................   11,054     226   8.17     10,391     220   8.47
     Home equity...................................    2,004      36   7.20      2,045      36   7.17
     Bank card.....................................    4,435     153  13.65      4,309     148  13.82
     Other consumer................................   14,237     337   9.41     13,691     333   9.75
                                                    --------  ------          --------  ------
       Total consumer..............................   31,730     752   9.43     30,436     737   9.72
                                                    --------  ------          --------  ------
     Foreign.......................................    1,015      13   5.07        972      13   5.34
     Lease financing...............................    1,656      38   8.95      1,586      30   7.64
                                                    --------  ------          --------  ------
       Total loans and leases, net.................   77,803   1,584   8.09     75,321   1,522   8.10
                                                    --------  ------          --------  ------
   Securities
     Held for investment...........................   23,167     313   5.36     24,848     351   5.66
     Held for sale <F3>............................    1,308      16   4.93         52       1   5.57
                                                    --------  ------          --------  ------
       Total securities............................   24,475     329   5.34     24,900     352   5.65
                                                    --------  ------          --------  ------
   Loans held for sale.............................      905      15   6.94        642      11   6.68
   Federal funds sold and securities purchased
     under agreements to resell....................    7,513      66   3.46      4,559      33   2.96
   Time deposits placed and other short-term
     investments...................................    1,888      18   3.74      2,029      20   3.91
   Trading account assets..........................    8,563     112   5.22      1,430      14   4.01
                                                    --------  ------          --------  ------
       Total earning assets........................  121,147   2,124   6.96    108,881   1,952   7.19
                                                              ------                    ------
Cash and cash equivalents..........................    7,008                     6,886
Factored accounts receivable.......................    1,115                     1,035
Other assets, less allowance for credit losses.....    6,925                     6,008
                                                    --------                  --------
       Total assets................................ $136,195                  $122,810
                                                    ========                  ========

Interest-bearing liabilities
   Savings......................................... $  6,411      39   2.37   $  6,180      36   2.34
   NOW and money market deposit accounts...........   27,873     156   2.22     28,137     157   2.24
   Consumer CDs and IRAs...........................   22,512     253   4.44     23,353     272   4.68
   Negotiated CDs, public funds and other
     time deposits...................................  3,863      36   3.85      4,480      45   4.00
   Foreign time deposits...........................    2,994      30   4.05      2,531      27   4.20
   Borrowed funds and trading liabilities..........   38,662     347   3.57     26,069     200   3.07
   Long-term debt and capital leases...............    4,850      95   7.81      4,154      84   8.10
                                                    --------  ------          --------  ------
       Total interest-bearing liabilities..........  107,165     956   3.54     94,904     821   3.47
Noninterest-bearing sources
   Noninterest-bearing deposits....................   16,751                    16,583
   Other liabilities...............................    3,637                     2,979
   Shareholders' equity............................    8,642                     8,344
                                                    --------                  --------
       Total liabilities and shareholders' equity.. $136,195                  $122,810
                                                    ========                  ========
Net interest spread................................                    3.42                      3.72
Impact of noninterest-bearing sources..............                    0.41                      0.45
                                                              ------                    ------
Net interest income/yield on earning assets........           $1,168   3.83             $1,131   4.17
                                                              ======                    ======

<F1>Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
<F2>Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest
                                                                 20

    rate swap program. Such amounts were $38 and $56 in the second and first quarters of 1994, respectively and $42, $37 and $27 in the fourth, third and second quarters of 1993, respectively.
<F3>The average balance sheet amounts and yields on securities held for sale are based on the average of historical amortized cost balances not on the average of fair value balances reported in the financial statements.

Table 4
Quarterly Taxable-Equivalent Adjustment
(Dollars in Millions)

                                                       1994              1993
                                                 ---------------------------------------
                                                 Second   First  Fourth   Third  Second
                                                 Quarter Quarter Quarter Quarter Quarter
                                                 ---------------------------------------
Interest income--book basis..................... $2,512  $2,398  $2,395  $2,104   $1,932
Add taxable-equivalent adjustment...............     22      22      23      20       20
                                                 ---------------------------------------
Interest income--taxable-equivalent basis.......  2,534   2,420   2,418   2,124    1,952
Interest expense................................  1,195   1,110   1,092     956      821
                                                 ---------------------------------------
Net interest income--taxable-equivalent basis... $1,339  $1,310  $1,326  $1,168   $1,131
                                                 =======================================

Table 5
Changes in Taxable-Equivalent Net Interest Income
(Dollars in Millions)

                                                      From First Quarter 1994          From Second Quarter 1993
                                                      to Second Quarter 1994           to Second Quarter 1994
                                                 ----------------------------------------------------------------
                                                 Increase (Decrease)              Increase (Decrease)
                                                 in Income/Expense                in Income/Expense
                                                  Due to Change in                Due to Change in
                                                 -------------------------------------------------------------------
                                                                        Percentage                       Percentage
                                                 Average  Yields/        Increase  Average Yields/        Increase
                                                 Levels   Rates   Total (Decrease) Levels  Rates   Total (Decrease)
                                                 -------------------------------------------------------------------
Income from earning assets
  Loans and leases, net of unearned income
    Commercial.................................. $ (1)    $ 44   $ 43      6.0 %   $ 129   $  66   $ 195      34.2 %
    Real estate commercial......................   (9)       8     (1)    (0.6)       33       2      35      28.7
    Real estate construction....................   (1)       7      6      9.7        10       8      18      36.0
                                                                 ----                              -----
      Total commercial..........................  (10)      58     48      5.1       172      76     248      33.4
                                                                 ----                              -----
    Residential mortgage........................   19       (3)    16      6.3        76     (26)     50      22.7
    Home equity.................................   (1)       2      1      2.2         8       2      10      27.8
    Bank card...................................    4      (10)    (6)    (5.0)      (17)    (16)    (33)    (22.3)
    Other consumer..............................    6        1      7      1.8        79     (15)     64      19.2
                                                                 ----                              -----
      Total consumer............................   28      (10)    18      2.2       163     (72)     91      12.3
                                                                 ----                              -----
    Foreign.....................................    2        1      3     20.0         4       1       5      38.5
    Lease financing.............................    3       (1)     2      5.6        10      (2)      8      26.7
                                                                 ----                              -----
      Total loans and leases, net...............   20       51     71      3.9       350       2     352      23.1
                                                                 ----                              -----
  Securities
    Held for investment.........................   15        -     15      9.9      (136)    (48)   (184)    (52.4)
    Held for sale...............................    4        3      7      3.8       190       -     190       n/m
                                                                 ----                              -----
      Total securities..........................   22        -     22      6.5        52     (46)      6       1.7
                                                                 ----                              -----
  Loans held for sale...........................   (5)       -     (5)   (45.5)       (4)     (1)     (5)    (45.5)
  Federal funds sold and securities purchased
    under agreements to resell..................   (2)      23     21     24.1        64      11      75     227.3
  Time deposits placed and other short-term
    investments.................................   (2)       3      1      7.1        (9)      4      (5)    (25.0)
  Trading account assets........................   (8)      12      4      2.4       142      17     159       n/m
                                                                 ----                              -----
      Total interest income.....................   23       91    114      4.7       634     (52)    582      29.8
                                                                 ----                              -----
Interest expense
  Savings.......................................    2        -      2      3.9        17       -      17      47.2
  NOW and money market deposit accounts.........   (2)       7      5      3.1         9       -       9       5.7
  Consumer CDs and IRAs.........................   (2)      (1)    (3)    (1.3)       (6)    (35)    (41)    (15.1)
  Negotiated CDs, public funds and other
    time deposits...............................   (1)       3      2      6.5        (9)     (3)    (12)    (26.7)
  Foreign time deposits.........................   14        7     21     50.0        35       1      36     133.3
  Borrowed funds and trading liabilities........   (2)      62     60     13.2       206     108     314     157.0
  Long-term debt and capital leases.............   (6)       4     (2)    (1.5)       66     (15)     51      60.7
                                                                 ----                              -----
      Total interest expense....................    2       83     85      7.7       291      83     374      45.6
                                                                 ----                              -----
Net interest income.............................   12       17   $ 29      2.2       345    (137)  $ 208      18.4
                                                                 ====                              =====
n/m - not meaningful.

Table 6
Six Month Taxable-Equivalent Data
(Dollars in Millions)
                                                                          Six Months Ended June 30
                                                             ---------------------------------------------------
                                                                       1994                      1993
                                                             ---------------------------------------------------


                                                              Average                   Average
                                                              Balance  Income           Balance  Income
                                                               Sheet     or    Yields/   Sheet     or    Yields/
                                                              Amounts  Expense Rates    Amounts  Expense Rates
                                                             ---------------------------------------------------
Earning assets
  Loans and leases, net of unearned income <F1>
     Commercial <F2>......................................   $ 40,380  $1,487   7.43 % $ 33,114  $1,123   6.84 %
     Real estate commercial...............................      8,186     315   7.76      6,338     241   7.66
     Real estate construction.............................      3,239     130   8.07      2,825     100   7.16
                                                             --------  ------          --------  ------
       Total commercial...................................     51,805   1,932   7.52     42,277   1,464   6.98
                                                             --------  ------          --------  ------
     Residential mortgage.................................     13,837     524   7.57      9,933     427   8.60
     Home equity..........................................      2,514      91   7.26      2,049      72   7.06
     Bank card............................................      3,728     236  12.79      4,237     293  13.93
     Other consumer.......................................     16,934     787   9.37     13,410     651   9.78
                                                             --------  ------          --------  ------
       Total consumer.....................................     37,013   1,638   8.90     29,629   1,443   9.79
                                                             --------  ------          --------  ------
     Foreign..............................................      1,222      33   5.46        949      26   5.56
     Lease financing......................................      2,069      74   7.19      1,563      60   7.77
                                                             --------  ------          --------  ------
       Total loans and leases, net........................     92,109   3,677   8.04     74,418   2,993   8.10
                                                             --------  ------          --------  ------
  Securities
     Held for investment..................................     13,365     319   4.80     24,420     708   5.85
     Held for sale <F3>...................................     14,688     375   5.14        263       7   5.14
                                                             --------  ------          --------  ------
       Total securities...................................     28,053     694   4.98     24,683     715   5.83
                                                             --------  ------          --------  ------
  Loans held for sale.....................................        536      17   6.48        645      22   6.75
  Federal funds sold and securities purchased
     under agreements to resell...........................     11,925     195   3.29      4,194      64   3.08
  Time deposits placed and other short-term investments...      1,293      29   4.52      2,011      41   4.09
  Trading account securities..............................     10,500     342   6.56      1,829      36   3.95
                                                             --------  ------          --------  ------
       Total earning assets...............................    144,416   4,954   6.91    107,780   3,871   7.23
                                                                       ------                    ------
Cash and cash equivalents.................................      8,014                     6,880
Factored accounts receivable..............................      1,309                       985
Other assets, less allowance for credit losses............      7,904                     5,954
                                                             --------                  --------
       Total assets.......................................   $161,643                  $121,599
                                                             ========                  ========

Interest-bearing liabilities
  Savings.................................................   $  9,031     104   2.31   $  6,061      70   2.34
  NOW and money market deposit accounts...................     29,977     327   2.20     28,146     317   2.27
  Consumer CDs and IRAs...................................     23,074     464   4.05     23,615     558   4.77
  Negotiable CDs, public funds and other time deposits....      3,618      65   3.62      4,639      99   4.26
  Foreign time deposits...................................      5,041     105   4.22      2,546      54   4.25
  Borrowed funds and trading liabilities..................     47,228     968   4.13     25,027     381   3.07
  Long-term debt and capital leases.......................      8,129     272   6.68      3,973     163   8.20
                                                             --------  ------          --------  ------
       Total interest-bearing liabilities.................    126,098   2,305   3.68     94,007   1,642   3.52
Noninterest-bearing sources
  Demand deposits.........................................     20,070                    16,534
  Other liabilities.......................................      5,298                     2,920
  Shareholders' equity....................................     10,177                     8,138
                                                             --------                  --------
       Total liabilities and shareholders' equity.........   $161,643                  $121,599
                                                             ========                  ========
Net interest spread.......................................                      3.23                      3.71
Impact of noninterest-bearing sources.....................                      0.46                      0.45
                                                                       ------                    ------
Net interest income/yield on earning assets...............             $2,649   3.69             $2,229   4.16
                                                                       ======                    ======

<F1>Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
                                                                 24

<F2>Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $94 and $41 in 1994 and 1993, respectively.
<F3>The average balance sheet amounts and yields on securities held for sale are based on the average of historical amortized cost balances not on the average of fair value balances reported in the financial statements.
n/m - not meaningful.

Table 6
Six Month Taxable-Equivalent Data
(Dollars in Millions)


                                                                            Increase (Decrease)
                                                             ---------------------------------------------------
                                                                       Income or Expense            Average
                                                             ---------------------------------      Balance
                                                             Due to change in                        Sheet
                                                             ----------------                       Amounts
                                                             Average  Yields/                  -----------------
                                                             Levels   Rates    Total   Percent  Amount   Percent
                                                             ---------------------------------------------------
Earning assets
  Loans and leases, net of unearned income <F1>
     Commercial <F2>......................................   $  262   $ 102   $  364    32.4 % $  7,266   21.9 %
     Real estate commercial...............................       71       3       74    30.7      1,848   29.2
     Real estate construction.............................       16      14       30    30.0        414   14.7
                                                                              ------           --------
       Total commercial...................................      349     119      468    32.0      9,528   22.5
                                                                              ------           --------
     Residential mortgage.................................      152     (55)      97    22.7      3,904   39.3
     Home equity..........................................       17       2       19    26.4        465   22.7
     Bank card............................................      (33)    (24)     (57)  (19.5)      (509) (12.0)
     Other consumer.......................................      165     (29)     136    20.9      3,524   26.3
                                                                              ------           --------
       Total consumer.....................................      336    (141)     195    13.5      7,384   24.9
                                                                              ------           --------
     Foreign..............................................        7       -        7    26.9        273   28.8
     Lease financing......................................       18      (4)      14    23.3        506   32.4
                                                                              ------           --------
       Total loans and leases, net........................      706     (22)     684    22.9     17,691   23.8
                                                                              ------           --------
  Securities
     Held for investment..................................     (280)   (109)    (389)  (54.9)   (11,055) (45.3)
     Held for sale <F3>...................................      368       -      368     n/m     14,425    n/m
                                                                              ------           --------
       Total securities...................................       91    (112)     (21)   (2.9)     3,370   13.7
                                                                              ------           --------
  Loans held for sale.....................................       (4)     (1)      (5)  (22.7)      (109) (16.9)
  Federal funds sold and securities purchased
     under agreements to resell...........................      126       5      131   204.7      7,731  184.3
  Time deposits placed and other short-term investments...      (16)      4      (12)  (29.3)      (718) (35.7)
  Trading account securities..............................      269      37      306     n/m      8,671  474.1
                                                                              ------           --------
       Total earning assets...............................    1,264    (181)   1,083    28.0     36,636   34.0
                                                                              ------
Cash and cash equivalents.................................                                        1,134   16.5
Factored accounts receivable..............................                                          324   32.9
Other assets, less allowance for credit losses............                                        1,950   32.8
                                                                                               --------
       Total assets.......................................                                     $ 40,044   32.9
                                                                                               ========

Interest-bearing liabilities
  Savings.................................................       34       -       34    48.6   $  2,970   49.0
  NOW and money market deposit accounts...................       20     (10)      10     3.2      1,831    6.5
  Consumer CDs and IRAs...................................      (13)    (81)     (94)  (16.8)      (541)  (2.3)
  Negotiable CDs, public funds and other time deposits....      (20)    (14)     (34)  (34.3)    (1,021) (22.0)
  Foreign time deposits...................................       52      (1)      51    94.4      2,495   98.0
  Borrowed funds and trading liabilities..................      422     165      587   154.1     22,201   88.7
  Long-term debt and capital leases.......................      144     (35)     109    66.9      4,156  104.6
                                                                              ------           --------
       Total interest-bearing liabilities.................      583      80      663    40.4     32,091   34.1
Noninterest-bearing sources
  Demand deposits.........................................                                        3,536   21.4
  Other liabilities.......................................                                        2,378   81.4
  Shareholders' equity....................................                                        2,039   25.1
                                                                                               --------
       Total liabilities and shareholders' equity.........                                     $ 40,044   32.9
                                                                                               ========
Net interest spread.......................................
Impact of noninterest-bearing sources.....................
                                                                              ------
Net interest income/yield on earning assets...............      693    (273)  $  420    18.8
                                                                              ======

<F1>Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
                                                                 26

<F2>Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $94 and $41 in 1994 and 1993, respectively.
<F3>The average balance sheet amounts and yields on securities held for sale are based on the average of historical amortized cost balances not on the average of fair value balances reported in the financial statements.
n/m - not meaningful.

Table 7
Six-Month Taxable-Equivalent Adjustment
(Dollars in Millions)
                                                   Six Months
                                                  Ended June 30
                                                 --------------
                                                  1994    1993
                                                 --------------
Interest income--book basis..................... $4,910  $3,828
Add taxable-equivalent adjustment...............     44      43
                                                 --------------
Interest income--taxable-equivalent basis.......  4,954   3,871
Interest expense................................  2,305   1,642
                                                 --------------
Net interest income--taxable-equivalent basis... $2,649  $2,229
                                                 ==============

Table 8
Asset and Liability Management Interest Rate Swaps
Notional Contracts
(Dollars in Millions)
                                                Index
                                   Generic    Amortizing      CMO           Total
                                -----------------------------------------------------
                                Receive  Pay   Receive   Receive  Pay  Receive   Pay
                                 Fixed  Fixed   Fixed     Fixed  Fixed  Fixed   Fixed   Total
                                --------------------------------------------------------------
Balance on March 31, 1994...... $6,820  $323   $8,450    $2,919  $134  $18,189  $457  $18,646
  Additions....................      -     -        -         -     -        -     -        -
  Maturities...................   (229)  (11)       -      (166)  (20)    (395)  (31)    (426)
                                -------------------------------------------------------------
Balance on June 30, 1994....... $6,591  $312   $8,450    $2,753  $114  $17,794  $426  $18,220
                                =============================================================

Balance on December 31, 1993... $6,500  $  -   $6,150    $1,076  $182  $13,726  $182  $13,908
  Additions....................    320   323    2,300     2,000     -    4,620   323    4,943
  Maturities...................   (229)  (11)       -      (323)  (68)    (552)  (79)    (631)
                                -------------------------------------------------------------
Balance on June 30, 1994....... $6,591  $312   $8,450    $2,753  $114  $17,794  $426  $18,220
                                =============================================================

Table 9
Asset and Liability Management Interest Rate Swaps
June 30, 1994
(Dollars in Millions, Average Maturity in Years)

                                                                   Maturities
                                         ----------------------------------------------------------------
                                   Market                                                 After  Average
                                   Value   Total   1994    1995    1996    1997    1998   1998   Maturity
                                   ----------------------------------------------------------------------
Asset Conversion Swaps
- ----------------------
Receive fixed generic............. $(148)                                                            1.47
  Notional value..................        $ 6,591  $ 193  $3,123  $2,700  $  575  $    -  $   -
  Weighted average receive rate...           4.48 % 4.30 %  4.26 %  4.62 %  5.08 %     - %    - %
  Weighted average pay rate.......           4.25

Receive fixed amortizing..........  (403)                                                            1.85
  Notional value..................        $ 8,450  $ 139  $3,619  $2,664  $1,480  $  548  $   -
  Weighted average receive rate...           4.91 % 5.85 %  4.91 %  4.89 %  4.85 %  4.99 %    - %
  Weighted average pay rate.......           4.39

Receive fixed CMO.................  (101)                                                            2.21
                                   -----
  Notional value..................        $ 2,753  $ 391  $  763  $  497  $  330  $  404  $ 368
  Weighted average receive rate...           5.11 % 5.11 %  5.09 %  5.10 %  5.11 %  5.08 % 5.21 %
  Weighted average pay rate.......           4.33

Total asset conversion swaps...... $(652)                                                            1.76
                                   =====
  Notional value..................        $17,794  $ 723  $7,505  $5,861  $2,385  $  952  $ 368
  Weighted average receive rate...           4.78 % 5.04 %  4.66 %  4.79 %  4.94 %  5.03 % 5.21 %
  Weighted average pay rate.......           4.33

Liability Conversion Swaps
- --------------------------
Pay fixed generic................. $  36                                                             4.16
  Notional value..................        $   312  $  12  $    -  $    1  $  125  $  100  $  74
  Weighted average pay rate.......           5.01 % 4.81 %     - %  4.34 %  4.64 %  5.19 % 5.44 %
  Weighted average receive rate...           5.02

Pay fixed CMO.....................     5                                                             2.06
                                   -----
  Notional value..................        $   114  $  18  $   28  $   20  $   14  $   34  $   -
  Weighted average pay rate.......           4.45 % 4.45 %  4.45 %  4.45 %  4.45 %  4.45 %    - %
  Weighted average receive rate...           4.31

Total liability conversion swaps.. $  41                                                             3.60
                                   =====
  Notional value..................        $   426  $  30  $   28  $   21  $  139  $  134  $  74
  Weighted average pay rate.......           4.86 % 4.59 %  4.45 %  4.44 %  4.62 %  5.00 % 5.44 %
  Weighted average receive rate...           4.83

Total............................. $(611)
                                   =====
  Notional value..................        $18,220  $ 753  $7,533  $5,882  $2,524  $1,086  $ 442
  Weighted average receive rate...           4.79 %
  Weighted average pay rate.......           4.34

Floating rates represent the last repricing and will change in the future based on movements in one, three or six month LIBOR rates.
Maturities assume interest rates remain constant at current levels and may differ from actual maturities, depending on future interest rate movements and resultant prepayment patterns.

Table 10
Interest Rate Gap Analysis
June 30, 1994
(Dollars in Millions)


                                                                                              Over 12
                                                            Interest-Sensitive               Months and
                                           ------------------------------------------------ Noninterest-
                                            30-Day   3-Month   6-Month   12-Month    Total   Sensitive    Total
                                           ---------------------------------------------------------------------
Earning assets
  Loans and leases, net of
    unearned income.....................   $ 43,252  $  8,484  $  3,511  $  5,830  $ 61,077  $33,545    $ 94,622
  Securities held for investment........         73       135       149       312       669   13,357      14,026
  Securities held for sale..............      1,565     1,607       361     3,199     6,732    7,644      14,376
  Loans held for sale...................        300         -         -         -       300        -         300
  Time deposits placed and other
    short-term investments..............        822       534       288         2     1,646        2       1,648
  Other earning assets..................     21,996         -         -         -    21,996        -      21,996
                                           ---------------------------------------------------------------------
    Total...............................     68,008    10,760     4,309     9,343    92,420   54,548    $146,968
                                           ---------------------------------------------------------------------

Interest-bearing liabilities
  Savings...............................          -         -         -         -         -    9,199    $  9,199
  NOW and money market deposit
    accounts............................     21,675         -         -         -    21,675    7,482      29,157
  Consumer CDs and IRAs.................      3,098     3,368     4,365     4,590    15,421    7,296      22,717
  Negotiated CDs, public funds and
    other time deposits.................        992       816       745       288     2,841      407       3,248
  Foreign time deposits.................      3,182       998       527     2,769     7,476        -       7,476
  Borrowed funds and trading
    liabilities.........................     43,226     3,005       421     1,880    48,532        -      48,532
  Long-term debt and capital leases.....        834       712         2       102     1,650    6,010       7,660
                                           ---------------------------------------------------------------------
    Total...............................     73,007     8,899     6,060     9,629    97,595   30,394     127,989
Noninterest-bearing, net................          -         -         -         -         -   18,979      18,979
                                           ---------------------------------------------------------------------
    Total...............................     73,007     8,899     6,060     9,629    97,595   49,373    $146,968
                                           ---------------------------------------------------------------------
Interest rate gap.......................     (4,999)    1,861    (1,751)     (286)   (5,175)   5,175
Effect of asset and liability
  management interest rate swaps,
  futures and other off-balance
  sheet items...........................     (7,603)   (7,364)   (2,997)    3,178   (14,786)  14,786
                                           ---------------------------------------------------------
Adjusted interest rate gap..............   $(12,602) $ (5,503) $ (4,748) $  2,892  $(19,961) $19,961
                                           =========================================================
Cumulative adjusted interest rate gap...   $(12,602) $(18,105) $(22,853) $(19,961)
                                           ======================================

Table 11
Nonperforming Assets
(Dollars in Millions)

                                           June 30  March 31 December 31 September 30 June 30
                                             1994     1994       1993        1993      1993
                                           --------------------------------------------------
Nonperforming loans
  Commercial.............................. $  425   $  432     $  474       $  434   $  555
  Real estate commercial..................    248      282        318          244      270
  Real estate construction................     90      161        142          117      136
  Residential mortgage....................     69       71         77           78       82
  Home equity.............................      9        8          7            6        6
  Other consumer..........................     82       99         86           75       77
  Lease financing.........................      8        9         10            9       11
  Foreign.................................      5        5          8            1        1
                                           ------------------------------------------------
    Total nonperforming loans.............    936    1,067      1,122          964    1,138

Other real estate owned...................    485      569        661          476      544
                                           ------------------------------------------------

    Total nonperforming assets............ $1,421   $1,636     $1,783       $1,440   $1,682
                                           ================================================

Nonperforming assets as a percentage of
  Total assets............................    .86 %    .99 %     1.13 %       1.03 %   1.36 %
  Loans, leases and factored accounts
    receivable, net of unearned income,
    and other real estate owned...........   1.48     1.73       1.92         1.78     2.15
Loans past due 90 days or more and not
    classified as nonperforming........... $   90   $  154     $  167       $  189   $  164

Table 12
Allowance for Credit Losses
(Dollars in Millions)
                                                                        Three Months         Six Months
                                                                        Ended June 30       Ended June 30
                                                                      ---------------------------------------
                                                                        1994      1993      1994      1993
                                                                      ---------------------------------------
Beginning balance.................................................... $ 2,187   $ 1,566   $ 2,169   $ 1,454
                                                                      -------------------------------------
Loans, leases and factored accounts receivable charged off
  Commercial.........................................................     (18)      (20)      (47)      (37)
  Real estate commercial.............................................      (5)      (14)      (17)      (32)
  Real estate construction...........................................      (2)       (3)       (9)       (6)
                                                                      -------------------------------------
    Total commercial.................................................     (25)      (37)      (73)      (75)
                                                                      -------------------------------------
  Residential mortgage...............................................      (2)       (3)       (4)       (4)
  Home equity........................................................      (2)        -        (2)       (1)
  Bank card..........................................................     (30)      (46)      (62)      (93)
  Other consumer.....................................................     (52)      (39)     (100)      (80)
                                                                      -------------------------------------
    Total consumer...................................................     (86)      (88)     (168)     (178)
                                                                      -------------------------------------
  Lease financing....................................................      (1)       (1)       (1)       (2)
  Factored accounts receivable.......................................      (5)       (9)      (21)      (13)
                                                                      -------------------------------------
    Total loans, leases and factored
      accounts receivable charged off................................    (117)     (135)     (263)     (268)
                                                                      -------------------------------------

Recoveries of loans, leases and factored accounts receivable previously charged off
  Commercial.........................................................      14        13        28        32
  Real estate commercial.............................................       5         2         8         9
  Real estate construction...........................................       6         -        17         1
                                                                      -------------------------------------
    Total commercial.................................................      25        15        53        42
                                                                      -------------------------------------
  Residential mortgage...............................................       1         1         2         2
  Bank card..........................................................       5         4        11         8
  Other consumer.....................................................      19        19        35        34
                                                                      -------------------------------------
    Total consumer...................................................      25        24        48        44
                                                                      -------------------------------------
  Lease financing....................................................       1         1         2         1
  Factored accounts receivable.......................................       2         2         6         4
                                                                      -------------------------------------
    Total recoveries of loans, leases and factored accounts
       receivable previously charged off.............................      53        42       109        91
                                                                      -------------------------------------
    Net charge-offs..................................................     (64)      (93)     (154)     (177)
                                                                      -------------------------------------

Provision for credit losses..........................................      70       110       170       230
Allowance applicable to loans of purchased companies.................       3         -        11        76
                                                                      -------------------------------------
Ending balance....................................................... $ 2,196   $ 1,583   $ 2,196   $ 1,583
                                                                      =====================================

Loans, leases and factored accounts receivable, net of unearned
  income, outstanding on June 30..................................... $95,678   $77,837   $95,678   $77,837
Allowance for credit losses as a percentage of loans, leases and
  factored accounts receivable, net of unearned income...............    2.30 %    2.03 %    2.30 %    2.03 %
Average loans, leases and factored accounts receivable, net of
  unearned income, outstanding during the period..................... $94,204   $76,356   $93,418   $75,403
Net charge-offs as a percentage of average loans, leases and
  factored accounts receivable, net of unearned income...............     .27 %     .49 %     .33 %     .47 %
Allowance for credit losses as a percentage of nonperforming loans...  234.48    139.18    234.48    139.18

Table 13
Noninterest Income
(Dollars in Millions)

                                       Three Months                   Six Months
                                       Ended June 30     Change      Ended June 30    Change
                                       ----------------------------------------------------------
                                       1994     1993  Amount Percent  1994   1993  Amount Percent
                                       ----------------------------------------------------------
Trust fees............................ $116     $ 95   $ 21   22.1 % $  225  $181   $ 44   24.3 %
                                       --------------------------------------------------------
Service charges on deposit accounts...  198      162     36   22.2      394   320     74   23.1
                                       --------------------------------------------------------
Nondeposit-related service fees
  Safe deposit rent...................    7        5      2   40.0       15    13      2   15.4
  Mortgage servicing
    and related fees..................   21       19      2   10.5       37    39     (2)  (5.1)
  Fees on factored accounts
    receivable........................   18       18      -      -       36    35      1    2.9
  Investment banking income...........   22       26     (4) (15.4)      54    44     10   22.7
  Other service fees..................   26       23      3   13.0       53    45      8   17.8
                                       --------------------------------------------------------
    Total nondeposit-related
      service fees....................   94       91      3    3.3      195   176     19   10.8
                                       --------------------------------------------------------
Bank card income
  Merchant discount fees..............    6        7     (1) (14.3)      13    15     (2) (13.3)
  Annual bank card fees...............    5        5      -      -       11     9      2   22.2
  Other bank card fees................   58       35     23   65.7      110    71     39   54.9
                                       --------------------------------------------------------
    Total bank card income............   69       47     22   46.8      134    95     39   41.1
                                       --------------------------------------------------------
Other income
  Brokerage income....................   10        9      1   11.1       23    19      4   21.1
  Trading account profits
    and fees..........................   54        9     45    n/m      143    17    126    n/m
  Foreign exchange income.............    7        6      1   16.7       15    13      2   15.4
  Bankers' acceptances
    and letters of credit.............   15       16     (1)  (6.3)      32    32      -      -
  Insurance commissions
    and earnings......................   12        9      3   33.3       24    19      5   26.3
  Miscellaneous.......................   54       37     17   45.9      124    90     34   37.8
                                       --------------------------------------------------------
    Total other income................  152       86     66   76.7      361   190    171   90.0
                                       --------------------------------------------------------
                                       $629     $481   $148   30.8   $1,309  $962   $347   36.1
                                       ========================================================
  n/m - not meaningful.

Table 14
Noninterest Expense
(Dollars in Millions)

                             Three Months                   Six Months
                             Ended June 30     Change      Ended June 30     Change
                             -----------------------------------------------------------
                              1994    1993  Amount Percent  1994    1993  Amount Percent
                             -----------------------------------------------------------
Personnel................... $  563  $  450  $113   25.1 % $1,127  $  894  $233   26.1 %
Occupancy, net..............    120     105    15   14.3      240     203    37   18.2
Equipment...................     88      74    14   18.9      174     150    24   16.0
Marketing...................     44      32    12   37.5       81      59    22   37.3
Professional fees...........     49      41     8   19.5       92      77    15   19.5
Amortization of
   intangibles..............     34      26     8   30.8       68      51    17   33.3
Bank card...................     10      12    (2) (16.7)      20      24    (4) (16.7)
Private label credit card...      6       9    (3) (33.3)      15      18    (3) (16.7)
FDIC insurance..............     52      49     3    6.1      105      99     6    6.1
Processing..................     58      46    12   26.1      116      86    30   34.9
Telecommunications..........     34      29     5   17.2       66      59     7   11.9
Postage and courier.........     31      28     3   10.7       64      57     7   12.3
Other general operating.....    100      85    15   17.6      207     177    30   16.9
General administrative
   and miscellaneous........     39      33     6   18.2       72      63     9   14.3
                             ---------------------------------------------------------
                             $1,228  $1,019  $209   20.5   $2,447  $2,017  $430   21.3
                             =========================================================

Table 15
Sources and Uses of Funds
(Average Dollars in Millions)
                                                                  Six Months Ended June 30
                                                             -----------------------------------
                                                                   1994              1993
                                                             -----------------------------------
                                                               Amount  Percent   Amount  Percent
                                                             -----------------------------------
Composition of sources
  Savings, NOW, money market deposit accounts,
      and consumer CDs and IRAs...........................   $ 62,082   38.4 % $ 57,687   47.4 %
  Noninterest-bearing funds...............................     20,070   12.4     16,285   13.4
  Customer-based portion of negotiated CDs................      1,379    0.9      2,153    1.8
                                                             ---------------------------------
      Customer-based funds................................     83,531   51.7     76,125   62.6
  Market-based funds......................................     54,509   33.7     30,443   25.0
  Long-term debt and capital leases.......................      8,129    5.0      3,973    3.3
  Other liabilities.......................................      5,297    3.3      2,920    2.4
  Shareholders' equity....................................     10,177    6.3      8,138    6.7
                                                             ---------------------------------
      Total sources.......................................   $161,643  100.0 % $121,599  100.0 %
                                                             =================================

Composition of uses
  Loans and leases, net of unearned income................   $ 92,109   57.0 % $ 74,418   61.2 %
  Securities held for investment..........................     13,365    8.3     24,420   20.1
  Securities held for sale................................     14,688    9.1        263    0.2
  Loans held for sale.....................................        536    0.3        645    0.5
  Time deposits placed and other short-term investments...      1,293    0.8      2,011    1.6
  Other earning assets....................................     22,426   13.9      6,023    5.0
                                                             ---------------------------------
      Total earning assets................................    144,417   89.4    107,780   88.6
  Factored accounts receivable............................      1,309    0.8        985    0.8
  Other assets............................................     15,917    9.8     12,834   10.6
                                                             ---------------------------------
      Total uses..........................................   $161,643  100.0 % $121,599  100.0 %
                                                             =================================

Table 16
Real Estate Commercial and Construction Loans and
Other Real Estate Owned by Geographic Region
June 30, 1994
(Dollars in Millions)
                                                     Loans                          OREO
                                   ------------------------------------------  --------------
                                   Outstanding  Percent Nonperforming Percent  Amount Percent
                                   ------------------------------------------  --------------
Florida.....................         $ 1,984     18.4 %     $ 46       13.6 %  $ 91    24.8 %
Maryland....................           1,766     16.3         85       25.1      51    13.9
Virginia....................           1,307     12.1         57       16.9     150    40.9
North Carolina..............           1,193     11.0         24        7.1       9     2.5
Georgia.....................           1,047      9.7         23        6.8       7     1.9
South Carolina..............             901      8.3         44       13.0      31     8.4
Texas.......................             807      7.5         10        3.0       3     0.8
Tennessee/Kentucky..........             423      3.9          8        2.4       5     1.4
District of Columbia........             372      3.4         24        7.1      10     2.7
Other.......................           1,006      9.4         17        5.0      10     2.7
                                   ----------------------------------------    ------------
                                     $10,806    100.0 %     $338      100.0 %  $367   100.0 %
                                   ========================================    ============

Distribution based on geographic location of collateral.


Table 17
Real Estate Commercial and Construction Loans and
Other Real Estate Owned by Property Type
June 30, 1994
(Dollars in Millions)
                                                     Loans                          OREO
                                   ------------------------------------------  --------------
                                   Outstanding  Percent Nonperforming Percent  Amount Percent
                                   ------------------------------------------  --------------
Office buildings............         $ 1,985     18.4 %     $ 40       11.8 %  $ 57    15.5 %
Shopping centers/retail.....           1,923     17.8         36       10.7      58    15.8
Apartments..................           1,511     14.0         18        5.3       3     0.8
Land and land development...           1,016      9.4         79       23.4     154    42.0
Hotels......................             997      9.2         34       10.1      18     4.9
Residential.................             909      8.4         34       10.1      27     7.4
Industrial/warehouse........             797      7.4         44       13.0      24     6.5
Commercial-other............             407      3.8         14        4.1      12     3.3
Resorts/golf courses........             307      2.8          4        1.2       2     0.5
Mobile home parks...........             107      1.0          1        0.3       -       -
Other.......................             847      7.8         34       10.0      12     3.3
                                   ----------------------------------------    ------------
                                     $10,806    100.0 %     $338      100.0 %  $367   100.0 %
                                   ========================================    ============

Table 18
Derivatives - Dealer Positions
(Dollars in Millions)


                                Notional Principal Amounts
                                --------------------------
                                 June 30      December 31
                                  1994            1993
                                --------      -----------
Interest Rate Contracts
  Swaps........................ $ 24,942          $15,758
  Futures and forwards.........   59,017           32,503
  Written options..............  100,414           58,499
  Purchased options............   87,741           55,616

Foreign Exchange Contracts
  Swaps........................      450              258
  Spot, futures and forwards...   23,237           12,516
  Written options..............   14,669            8,058
  Purchased options............   14,562            8,051

Commodity Contracts
  Swaps........................      122            1,470
  Futures and forwards.........    2,687            1,661
  Written options..............   12,473            6,696
  Purchased options............   12,962            7,339

Table 19
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                              1994 Quarters
                                                                             ----------------
                                                                             Second   First
                                                                             ----------------
Income from earning assets................................................   $2,512  $2,398
Interest expense..........................................................    1,195   1,110
Net interest income (taxable-equivalent)..................................    1,339   1,310
Net interest income.......................................................    1,317   1,288
Provision for credit losses...............................................       70     100
Gains on sales of securities..............................................        4      14
Noninterest income........................................................      629     680
Other real estate owned expense...........................................       (3)      5
Noninterest expense.......................................................    1,228   1,219
Income before taxes.......................................................      656     658
Income tax expense........................................................      219     241
Net income................................................................      437     417
Earnings per common share.................................................     1.58    1.52

Yield on average earning assets...........................................     7.00 %  6.81 %
Rate on average interest-bearing liabilities..............................     3.80    3.57
Net interest spread.......................................................     3.20    3.24
Net interest yield........................................................     3.70    3.69

Return on average common shareholders' equity <F1>........................    17.04   16.82

Market price per share of common stock
  High for the period.....................................................   $57 3/8 $50 7/8
  Low for the period......................................................    44 1/2  44 3/8
  Closing price...........................................................    51 3/8  45 3/4

Risk-based capital ratios
  Tier 1..................................................................     7.63 %  7.50 %
  Total...................................................................    11.57   11.66

<F1>Average common shareholders' equity does not include the effect of fair value adjustments to securities held for sale and marketable equity securities.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders was held on April 27, 1994.

     (c) The following are voting results on each of the matters which were submitted to the shareholders:

                                             Against
                                                or                      Broker
                                   For       Withheld    Abstentions    Nonvotes
                               -----------   ---------   -----------    --------
1. To elect 26 Directors

    Ronald W. Allen            216,026,649     757,889
    William M. Barnhardt       216,117,186     667,352
    Thomas M. Belk             216,061,716     722,823
    Thomas E. Capps            216,052,093     732,445
    R. Eugene Cartledge        216,023,213     761,325
    Charles W. Coker           216,105,970     678,569
    Thomas G. Cousins          216,119,386     665,152
    Alan T. Dickson            216,052,650     731,888
    W. Frank Dowd Jr.          216,079,151     705,388
    A.L. Ellis                 215,969,623     814,916
    Paul Fulton                216,045,162     739,376
    L.L. Gellerstedt Jr.       216,063,169     721,370
    Timothy L. Guzzle          216,054,323     730,216
    E. Bronson Ingram          216,060,186     724,352
    W.W. Johnson               216,097,196     687,343
    Hugh L. McColl Jr.         216,069,127     715,411
    Buck Mickel                216,065,251     719,287
    John J. Murphy             215,935,456     849,082
    John C. Slane              216,000,154     784,384
    John W. Snow               215,912,906     871,632
    Meredith R. Spangler       216,109,660     674,878
    Robert H. Spilman          216,055,757     728,781
    William W. Sprague Jr.     216,094,634     689,904
    Ronald Townsend            215,917,651     866,887
    Jackie M. Ward             215,611,270   1,173,268
    Michael Weintraub          216,079,119     705,420

                                              Against
                                                 or                     Broker
                                    For       Withheld    Abstentions   Nonvotes
                                -----------  -----------  -----------  ----------
2. To consider and act upon a
   proposal to ratify the
   action of the Board of
   Directors in selecting
   Price Waterhouse as
   independent public
   accountants to audit the
   books of the Corporation
   and its subsidiaries for
   the current year             215,837,171      399,276     551,635          16

3. To consider and act upon a
   proposal to amend the
   Corporation's Articles of
   Incorporation to increase
   the authorized Common Stock
   of the Corporation from
   500,000,000 shares to
   800,000,000 shares           203,645,345   11,958,291   1,184,462           -

4. To consider and act upon a
   proposal to approve and
   adopt the NationsBank
   Corporation Executive
   Incentive Compensation Plan  201,774,178   11,338,028   3,661,539      14,353

5. To consider and act upon a
   proposal to approve a
   shareholder proposal
   requesting the Corporation
   to institute a salary and
   compensation ceiling for
   senior executive officers
   or directors of the
   Corporation to no more
   than two times the salary
   provided to the President
   of the United States          12,989,153  175,529,218   4,728,235  23,541,492

6. To consider and act upon a
   proposal to approve a
   shareholder proposal
   requesting the Corporation
   to develop and provide
   annual reporting on programs
   designed to meet the credit
   needs of small and mid-sized
   family farms and rural small
   business enterprises          13,129,905  172,767,959   6,122,354  24,767,880

Item 6. Exhibits and Reports on Form 8-K
       a. Exhibits

           Exhibit 3(i) - Restated Articles of Incorporation of NationsBank
                          Corporation

           Exhibit 11 - Earnings per share computation

       b. Reports on Form 8-K

           A current report on Form 8-K dated August 4, 1994, was filed with the Securities and Exchange Commission on August 4, 1994, with respect to the registrant's offer and sale of $300 million principal amount of 7 3/4-percent subordinated notes, due 2004.

                            NationsBank Corporation
                                   Form 10-Q
                                 Exhibit Index


Exhibit      Description                                                   Page
- -------      -----------                                                   ----
3(i)         Restated Articles of Incorporation for NationsBank
             Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . 43

11           Earnings per share computation . . . . . . . . . . . . . . . . .61

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

Date:    August 12, 1994            /s/             Marc D. Oken
      --------------------          -------------------------------------------
                                    Marc D. Oken
                                    Executive Vice President
                                    and Chief Accounting Officer
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)
                                       62