Form 10-Q
period 1994-10-30
NATIONSBANK CORP
filed 1994-11-14
CIK 70858

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934, AS AMENDED

      For the quarterly period ended      September 30, 1994
                                      --------------------------

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----
On October 31, 1994, there were 275,621,566 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

September 30, 1994 Form 10-Q

Index

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Income for the Three Months and Nine
         Months Ended September 30, 1994 and 1993. . . . . . . . . . . . . . .3

         Consolidated Balance Sheet on September 30, 1994, December 31, 1993
         and September 30, 1993. . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statement of Cash Flows for the Nine Months Ended
         September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Shareholders' Equity for
         the Nine Months Ended September 30, 1994 and 1993 . . . . . . . . . .6

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition . . . . . . . . . . . . . . . . . . . . . . 10

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .38

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)
                                                                           Three Months        Nine Months
                                                                       Ended September 30  Ended September 30
                                                                       --------------------------------------
                                                                          1994     1993       1994     1993
                                                                       --------------------------------------
Income from Earning Assets
  Interest and fees on loans.......................................... $  1,938  $  1,539  $  5,521  $  4,455
  Lease financing income..............................................       42        31       104        81
  Interest and dividends on securities
    Held for investment...............................................      196       307       514     1,000
    Held for sale.....................................................      146        16       510        23
  Interest and fees on loans held for sale............................        3        15        20        37
  Time deposits placed and other short-term investments...............       29        18        58        59
  Federal funds sold..................................................       13         2        27        10
  Securities purchased under agreements to resell.....................      136        64       317       120
  Trading account assets..............................................      198       112       540       147
                                                                       --------------------------------------
    Total income from earning assets..................................    2,701     2,104     7,611     5,932
                                                                       --------------------------------------
Interest Expense
  Deposits............................................................      632       514     1,697     1,612
  Borrowed funds and trading liabilities..............................      629       347     1,597       728
  Long-term debt and capital leases...................................      134        95       406       258
                                                                       --------------------------------------
    Total interest expense............................................    1,395       956     3,700     2,598
                                                                       --------------------------------------
Net interest income...................................................    1,306     1,148     3,911     3,334
Provision for credit losses...........................................       70       100       240       330
                                                                       --------------------------------------
Net credit income.....................................................    1,236     1,048     3,671     3,004
Gains (losses) on sales of securities.................................       (4)       50        15        84
Noninterest income....................................................      649       524     1,958     1,486
Other real estate owned expense (income)..............................       (6)       11        (4)       56
Restructuring expense.................................................        -        30         -        30
Other noninterest expense.............................................    1,234     1,054     3,681     3,071
                                                                       --------------------------------------
Income before income taxes and effect of change in method of
  accounting for income taxes.........................................      653       527     1,967     1,417
Income tax expense....................................................      222       186       682       489
                                                                       --------------------------------------
Income before effect of change in method of accounting for
  income taxes........................................................      431       341     1,285       928
Effect of change in method of accounting for income taxes.............        -         -         -       200
                                                                       --------------------------------------
Net income............................................................ $    431  $    341  $  1,285  $  1,128
                                                                       ======================================
Net income available to common shareholders........................... $    428  $    338  $  1,277  $  1,121
                                                                       ======================================
Per-share information
  Earnings per common share before effect of change in method of
    accounting for income taxes....................................... $   1.55  $   1.33  $   4.66  $   3.63
  Effect of change in method of accounting for income taxes...........        -         -         -      0.79
                                                                       --------------------------------------

  Earnings per common share........................................... $   1.55  $   1.33  $   4.66  $   4.42
                                                                       ======================================
  Fully diluted earnings per common share before effect of change in
    method of accounting for income taxes............................. $   1.54  $   1.32  $   4.62  $   3.60
  Effect of change in method of accounting for income taxes...........        -         -         -       .77
                                                                       --------------------------------------
  Fully diluted earnings per common share............................. $   1.54  $   1.32  $   4.62  $   4.37
                                                                       ======================================
  Dividends per common share.......................................... $    .46  $    .42  $   1.38  $   1.22
                                                                       ======================================
Average common shares issued (thousands)..............................  275,868   254,712   274,292   254,023
                                                                       ======================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)
                                                                                       September 30  December 31 September 30
                                                                                          1994          1993         1993
                                                                                       ---------------------------------------
Assets
  Cash and cash equivalents.........................................................   $  8,892     $     7,649      $  6,293
  Time deposits placed and other short-term investments.............................      2,767           1,479         2,057
  Securities
    Held for investment, at cost (market value - $17,161; $13,604 and $25,631)......     17,638          13,584        25,361
    Held for sale, at market; September 30, 1993, at cost (market value - $1,105)...      9,921          15,470         1,105
                                                                                       --------------------------------------
      Total securities..............................................................     27,559          29,054        26,466
                                                                                       --------------------------------------

  Loans held for sale...............................................................        744           1,697         1,245
  Trading account assets............................................................     10,412          10,610         9,566
  Federal funds sold................................................................      1,046             691           953
  Securities purchased under agreements to resell...................................     14,118           6,353         5,145
  Loans, net of unearned income of $523; $553 and $381..............................     94,609          89,024        77,663
  Leases, net of unearned income of $901; $702 and $551.............................      2,721           1,982         1,675
  Factored accounts receivable......................................................      1,226           1,001         1,201
                                                                                       --------------------------------------
    Loans, leases and factored accounts receivable, net of unearned income..........     98,556          92,007        80,539

  Allowance for credit losses.......................................................     (2,202)         (2,169)       (1,585)
  Premises, equipment and lease rights, net.........................................      2,391           2,259         2,151
  Customers' acceptance liability...................................................        642             708           711
  Interest receivable...............................................................      1,001           1,117           838
  Goodwill..........................................................................        949             812           509
  Core deposit and other intangibles................................................        686             555           444
  Other assets......................................................................      3,351           4,864         4,121
                                                                                       --------------------------------------
                                                                                       $170,912     $   157,686      $139,453
                                                                                       ======================================
Liabilities
  Deposits
    Noninterest-bearing.............................................................   $ 20,077     $    20,723      $ 16,988
    Savings.........................................................................      9,181           8,784         6,476
    NOW and money market deposit accounts...........................................     29,040          30,881        27,442
    Time............................................................................     28,153          26,691        25,323
    Foreign time....................................................................     10,284           4,034         3,365
                                                                                       --------------------------------------
      Total deposits................................................................     96,735          91,113        79,594
                                                                                       --------------------------------------
  Borrowed funds and trading liabilities
    Federal funds purchased.........................................................      4,943           7,135         6,529
    Securities sold under agreements to repurchase..................................     24,983          21,236        21,067
    Commercial paper................................................................      2,544           2,056         1,396
    Other short-term borrowings and trading liabilities.............................     19,117          13,821        12,472
                                                                                       --------------------------------------
      Total borrowed funds and trading liabilities..................................     51,587          44,248        41,464
                                                                                       --------------------------------------
  Liability to factoring clients....................................................        663             534           654
  Acceptances outstanding...........................................................        642             708           711
  Accrued expenses and other liabilities............................................      2,794           2,752         2,464
  Long-term debt and capital leases.................................................      7,782           8,352         5,822
                                                                                       --------------------------------------
      Total liabilities.............................................................    160,203         147,707       130,709
                                                                                       --------------------------------------

Shareholders' Equity
  Preferred stock: authorized - 45,000,000 shares
    ESOP Convertible, Series C: issued - 2,633,259; 2,703,440
      and 2,731,176 shares..........................................................        112             115           116
    Series CC: issued - none; 752,600 shares and none...............................          -              38             -
    Series DD: issued - none; 1,107,600 shares and none.............................          -              55             -
  Common stock: authorized - 800,000,000; 500,000,000 and 500,000,000 shares;
    issued - 275,568,196; 270,904,656 and 255,561,647 shares........................      4,682           4,594         3,817
  Retained earnings.................................................................      6,186           5,247         4,991
  Other.............................................................................       (271)            (70)         (180)
                                                                                       --------------------------------------
      Total shareholders' equity....................................................     10,709           9,979         8,744
                                                                                       --------------------------------------
                                                                                       $170,912     $   157,686      $139,453
                                                                                       ======================================
See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in Millions)
                                                                                   Nine Months
                                                                               Ended September 30
                                                                               ------------------
                                                                                  1994     1993
                                                                               ------------------
Operating Activities
  Net income.................................................................. $  1,285 $  1,128
  Reconciliation of net income to net cash provided by operating activities
    Provision for credit losses...............................................      240      330
    Gains on sales of securities..............................................      (15)     (84)
    Depreciation and premises improvements amortization.......................      196      178
    Amortization of intangibles...............................................      103       76
    Deferred income tax expense...............................................       95      177
    Effect of change in method of accounting for income taxes.................        -     (200)
    Net change in trading instruments.........................................    5,776      (56)
    Net decrease in interest receivable.......................................      120       47
    Net increase in interest payable..........................................       16       48
    Net decrease (increase) in loans held for sale............................      953       (9)
    Net increase in liability to factoring clients............................      129      172
    Other operating activities................................................      433     (101)
                                                                               -----------------
     Net cash provided by operating activities................................    9,331    1,706
                                                                               -----------------

Investing Activities
  Proceeds from maturities of securities held for investment..................    4,936    6,019
  Purchases of securities held for investment.................................   (9,204)  (9,775)
  Proceeds from sales and maturities of securities held for sale..............   21,598   12,876
  Purchases of securities held for sale.......................................  (16,006) (10,773)
  Net increase in federal funds sold and securities
    purchased under agreements to resell......................................   (7,465)     (86)
  Net increase in time deposits placed and other short-term investments.......   (1,285)     (63)
  Net originations of loans and leases........................................   (8,147)  (8,465)
  Net purchases of premises and equipment.....................................     (225)     (98)
  Purchases of loans and leases...............................................   (2,115)  (2,345)
  Proceeds from sales and securitizations of loans............................    3,555    4,839
  Purchases of mortgage servicing rights......................................     (117)     (16)
  Purchases of factored accounts receivable...................................   (6,007)  (5,461)
  Collections of factored accounts receivable.................................    5,753    5,159
  Proceeds from sales of other real estate owned..............................      372      168
  Acquisitions of subsidiaries, net of cash...................................    3,846   (2,569)
                                                                               -----------------
     Net cash used by investing activities....................................  (10,511) (10,590)
                                                                               -----------------

Financing Activities
  Net increase (decrease) in deposits.........................................    1,206   (3,133)
  Net increase in federal funds purchased and securities
    sold under agreements to repurchase.......................................    1,453    6,078
  Net increase in other borrowed funds........................................      722    1,901
  Proceeds from issuance of long-term debt....................................      299    2,871
  Retirement of long-term debt................................................     (852)    (100)
  Preferred stock repurchased and redeemed....................................      (94)       -
  Proceeds from issuance of common stock......................................      195      116
  Cash dividends paid.........................................................     (387)    (316)
  Common stock repurchased....................................................     (123)       -
  Other financing activities..................................................       (7)     (11)
                                                                               -----------------
     Net cash provided by financing activities................................    2,412    7,406
                                                                               -----------------
Net increase (decrease) in cash and cash equivalents..........................    1,243   (1,478)
Cash and cash equivalents on January 1........................................    7,649    7,771
                                                                               -----------------
Cash and cash equivalents on September 30..................................... $  8,892 $  6,293
                                                                               =================

Loans transferred to other real estate owned amounted to $210 and $179 for the nine months ended
September 30, 1994 and 1993, respectively.


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)

                                                                                                            Total
                                                                Common Stock                                Share-
                                                  Preferred  ----------------- Retained   Loan to           holders'
                                                    Stock    Shares    Amount  Earnings  ESOP Trust  Other  Equity
                                                  ------------------------------------------------------------------
Balance on December 31, 1992....................     $119    252,990   $3,702   $4,179     $(98)    $ (88)  $ 7,814
  Net income....................................                                 1,128                        1,128
  Cash dividends
    Common......................................                                  (309)                        (309)
    Preferred...................................                                    (7)                          (7)
  Common stock issued under dividend
    reinvestment and employee plans.............               2,502      112                           4       116
  Other.........................................       (3)        70        3                 5        (3)        2
                                                  -----------------------------------------------------------------
Balance on September 30, 1993...................     $116    255,562   $3,817   $4,991     $(93)    $ (87)  $ 8,744
                                                  =================================================================

Balance on December 31, 1993....................     $208    270,905   $4,594   $5,247     $(88)    $  18   $ 9,979
  Net income....................................                                 1,285                        1,285
  Cash dividends
    Common......................................                                  (379)                        (379)
    Preferred...................................                                    (8)                          (8)
  Preferred stock repurchased and redeemed......      (93)                 (1)                                  (94)
  Common stock issued under dividend
    reinvestment and employee plans.............               4,274      188                           7       195
  Acquisition of Corpus Christi National Bank...               2,629       21       41                           62
  Common stock repurchased......................              (2,300)    (123)                                 (123)
  Valuation reserve for securities held
    for sale and marketable equity securities...                                                     (215)     (215)
  Other.........................................       (3)        60        3                 6         1         7
                                                  -----------------------------------------------------------------
Balance on September 30, 1994...................     $112    275,568   $4,682   $6,186     $(82)    $(189)  $10,709
                                                  =================================================================

See accompanying notes to consolidated financial statements.

                                                      6
NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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


Note 2 - Acquisition Activity

      On November 9, 1994, the Corporation completed the acquisition of South Carolina-based RHNB Corporation (RHNB), the parent company of Rock Hill National Bank. On October 31, 1994, RHNB and its subsidiary had assets of approximately $265 million.
      On November 7, 1994, the Corporation and Gartmore Capital Management, a subsidiary of Gartmore plc, entered a joint venture agreement to provide international investment management and advisory services to United States customers. The joint venture is expected to begin operations in the second quarter of 1995.
      On November 4, 1994, the Corporation completed the acquisition of Consolidated Bank, a Miami, Florida-based banking company with 12 banking centers. On October 31, 1994, Consolidated Bank had assets of approximately $570 million.
      On November 3, 1994, the Corporation and certain wholly-owned subsidiaries entered an agreement whereby NationsBank will assume the Dean Witter, Discover & Co.'s partnership interest in NationsSecurities. The transaction is subject to certain regulatory filings and other customary conditions and is expected to be completed by year end. At such time, NationsSecurities will be wholly-owned and managed by the Corporation.
      On October 25, 1994, the Corporation's mortgage banking subsidiary signed agreements with Cypress Financial Corporation, Rancho Santa Margarita Mortgage Corporation and RSM Funding Corporation to acquire those companies, which combined have 22 offices in California and Arizona. The combined servicing portfolios approximate $1.3 billion. The acquisitions are subject to approval by regulatory agencies and to other customary conditions and are expected to be completed by year end.
      On September 30, 1994, the Corporation's mortgage banking subsidiary completed the acquisition of Express America Holdings Corporation's mortgage servicing operations based in Scottsdale, Arizona, including approximately $6.4 billion of mortgage servicing rights. The purchase price approximated $85 million.
      On August 4, 1994, the Corporation completed the acquisition from California Federal Savings Bank of 43 banking centers in Florida and one banking center in Georgia, including their deposits, at a purchase price of approximately $160 million. Deposits acquired approximated $3.9 billion.

Note 3 - Securities

      The book and market values of securities held for investment on September 30, 1994, were (dollars in millions):

                                                          Gross   Gross
                                                          Unreal- Unreal-
                                                   Book    ized    ized   Market
                                                   Value  Gains   Losses  Value
                                                  ------------------------------
U.S. Treasury securities and agency debentures... $17,404  $ 2     $477  $16,929
Other taxable securities.........................     212    -        3      209
                                                  ------------------------------
 Total taxable securities........................  17,616    2      480   17,138
Tax-exempt securities............................      22    1        -       23
                                                  ------------------------------
                                                  $17,638  $ 3     $480  $17,161
                                                  ==============================

      Securities held for sale on September 30, 1994, were (dollars in millions):

                                                          Gross   Gross
                                                          Unreal- Unreal-
                                                           ized    ized   Market
                                                    Cost  Gains   Losses  Value
                                                  ------------------------------
U.S. Treasury securities and agency debentures... $ 9,609  $ 1     $229  $ 9,381
Other taxable securities.........................     199    -        -      199
                                                  ------------------------------
 Total taxable securities........................   9,808    1      229    9,580
Tax-exempt securities............................     326   15        -      341
                                                  ------------------------------
                                                  $10,134  $16     $229  $ 9,921
                                                  ==============================

Note 4 - Debt

      In early November 1994, under the terms of the medium-term note program initiated in 1993, the Corporation issued $760 million of senior notes at par. The notes mature between November 1996 and November 1999. Of these senior notes, $755 million bear interest at a spread over the London interbank offered rate. On the same date, the Corporation issued $100 million of 8.57-percent subordinated notes at par, due November 2024. After the issuance of these notes, the Corporation has approximately $1.1 billion of capacity for issuance of corporate debt securities and preferred and common stock remaining under its $4.0 billion shelf registration filed in 1993.
      On September 30, 1994, the Corporation renegotiated its bank lines which established a committed, $1.5 billion, three-year credit facility.
      On August 8, 1994, the Corporation issued $300 million of 7 3/4-percent subordinated notes, due August 2004, and received proceeds of $299 million.


Note 5 - Commitments and Contingencies

      The Corporation's commitments to extend credit on September 30, 1994, were $71.6 billion compared to $61.3 billion and $54.4 billion on December 31 and September 30, 1993, respectively. Standby letters of credit (SBLCs) represent commitments by the Corporation to meet the obligations of the account party if called upon. Outstanding SBLCs and guarantees as of September 30, 1994, were $7.1 billion compared to $6.1 billion and $5.4 billion on December 31 and September 30, 1993, respectively. Commercial letters of credit, issued primarily to finance customer trade finance activities, were $1.3 billion as of September 30, 1994, compared to $983 million and $830 million on December 31 and September 30, 1993, respectively. The above amounts have been reduced by amounts collateralized by cash and amounts participated to other financial institutions.
      See Tables 6, 7 and 16 and the accompanying discussion in Item 2 regarding the Corporation's derivatives activities.
      The Corporation and its subsidiaries are defendants in or parties to a number of pending and threatened legal actions and proceedings. Management believes, based upon the opinion of counsel, that the actions and the liability or loss, if any, resulting from the final outcome of these proceedings will not be material in the aggregate.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

      Analysis of the results of operations and financial condition of NationsBank Corporation (the Corporation) for the third quarter and the first nine months of 1994 is impacted by certain acquisitions completed in 1993 and 1994.
      In the third quarter of 1993, the Corporation acquired substantially all of the assets and certain of the liabilities of Chicago Research & Trading Group Ltd. (CRT). The options market-making and trading portion became known as NationsBanc-CRT and the primary government securities dealer portion became a part of the Corporation's Capital Markets group. Effective October 1, 1993, the Corporation completed its acquisition of MNC Financial Inc. (MNC). Also in the fourth quarter of 1993, the Corporation acquired a substantial amount of the assets and the ongoing business of U S WEST Financial Services Inc. These acquisitions are reflected in the Corporation's financial data from their dates of acquisition.
      During the first quarter of 1994, the Corporation acquired Corpus Christi National Bank (CCNB) of Corpus Christi, Texas. This acquisition is reflected in the Corporation's financial data beginning January 1, 1994. Effective August 4, 1994, the Corporation acquired the Southeast Division offices of California Federal Savings Bank which was comprised of 43 banking centers in Florida and one banking center in Georgia.

Analysis of Results of Operations
- ---------------------------------

Earnings Review

      A comparison of selected operating results for the three- and nine-month periods ended September 30, 1994 and 1993, is presented in Table 1.
      Net income for the third quarter of 1994 was $431 million, an increase of $90 million, or 26 percent, over the third quarter of 1993. Earnings per common share were $1.55 and $1.33 for the third quarters of 1994 and 1993, respectively.
      Net income of $1.3 billion for the first nine months of 1994 represented an increase of $357 million, or 38 percent, over earnings of $928 million during the same period in 1993 excluding the impact of adopting a new income tax accounting standard. Earnings per common share were $4.66 and $3.63 for the first nine months of 1994 and 1993, respectively. Including the $200-million, or $.79-per share, tax benefit of the new accounting standard, net income in the first nine months of 1993 was $1.1 billion, or $4.42 per common share.
      Several factors contributed to the increase in net income in the first nine months of 1994. Taxable-equivalent net interest income of $4.0 billion increased by 17 percent compared to the first nine months of 1993. Reflecting the continued positive trends in credit quality, provision expense declined $90 million and OREO expense declined $60 million. Noninterest income rose 32 percent to $2.0 billion due to acquisitions, higher trading profits and growth in fee income. Partially offsetting these improvements in net income was an increase of $610 million in noninterest expense primarily related to acquisitions and a $69-million decrease in gains on sales of securities.
      The return on average common shareholders' equity was 16.61 percent and
14.87 percent for the first nine months of 1994 and 1993, respectively, excluding the impact of adopting the new income tax accounting standard in 1993. The return was 18.10 percent in the first nine months of 1993 including such tax benefit. The efficiency ratio, which measures the relationship of noninterest expense to total revenue, improved to 62.00 percent in the first nine months of 1994, compared to 62.89 percent in the same period in 1993.

Customer Group Review

      As shown on Table 2, the Corporation is comprised of three major internal management units, or Customer Groups, managed with a focus on numerous performance objectives including return on equity, operating efficiency and net income.
      The net income of the customer groups reflects a funds transfer pricing system which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each customer group based on an assessment of its inherent risk.
      The General Bank includes the Corporation's middle market, small commercial and retail banking network known as the Banking Group; Financial Products, which provides specialized services such as bank card, residential mortgages and indirect lending on a national basis; and Trust and Private Banking.

      The General Bank contributed $248 million in earnings with a return on equity of 19.25 percent for the third quarter of 1994. The improved returns for the third quarter compared to year-to-date results included lower provision expense and growth in deposit account service charges and bank card income. Net interest income and noninterest expense for the third quarter were relatively flat when compared to year-to-date amounts. In the third quarter, the benefits of deposit cost containment efforts and broad-based loan growth were negatively impacted by the Corporation's interest rate risk repositioning efforts more fully discussed in the Net Interest Income section below.
      In the third quarter, the Banking Group contributed 55 percent of the General Bank's earnings with a return on equity of 15.99 percent. The Financial Products group, with improved returns in Mortgage Banking and Card Services, contributed 33 percent of the General Bank's earnings with a return on equity of 32.74 percent.
      The Institutional Group includes Corporate and Investment Banking activities (Corporate/Institutional), Real Estate Finance, Specialized Lending and the Capital Markets group, which includes customer-related derivatives, foreign exchange, securities trading and debt underwriting activities. Housed in this unit are NationsBanc-CRT and NationsBanc Capital Markets Inc.
      The Institutional Group produced a return on equity of 17.07 percent in the third quarter of 1994, consistent with year-to-date results. Continued improvement in credit quality enhanced third quarter earnings as net credits were realized for both the provision for loan losses and OREO expense. Third quarter loan growth of 16 percent on an annualized basis enhanced third quarter net interest income, however, the interest rate risk repositioning efforts negatively impacted net interest income.
      In the third quarter, the Corporate/Institutional group contributed 31 percent of the Institutional Group's earnings with a return on equity of 13.48 percent. The Real Estate group's results, driven by improved credit quality, contributed 48 percent of the Institutional Group's earnings with a return on equity of 24.28 percent.
      Financial Services, consisting primarily of NationsCredit and Greyrock Capital Group, contributed $25 million in earnings with a return on equity of
12.41 percent. The return on equity reflected a higher equity-to-asset ratio necessary to posture this unit for raising funds in the capital markets.
      The Other category in Table 2 includes gains and losses on sales of securities and earnings on unallocated equity.

Net Interest Income

      Table 3 presents an analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters. Table 4 analyzes changes in net interest income between the third quarter of 1994 and the second quarter of 1994 and the third quarter of 1993. Table 5 presents an analysis of net interest income and average balance sheet levels for the nine-month periods ended September 30, 1994 and 1993.
      Taxable-equivalent net interest income increased $162 million to $1.3 billion in the third quarter of 1994 compared to the same period of 1993. The increase resulted from higher earning asset levels, which averaged $149.5 billion for the third quarter of 1994, up $28.3 billion from 1993 third quarter average levels. Average loans and leases of $95.9 billion were $18.1 billion higher in the third quarter of 1994 when compared to the third quarter of 1993. Internal loan growth accounted for $9.9 billion, or 54 percent, of the increase while the remainder resulted from acquisitions. The aggregate of average federal funds sold, securities purchased under agreements to resell and trading account assets increased $7.9 billion to $24.0 billion in the third quarter of 1994, compared to the same period in 1993, primarily due to higher trading asset levels of the Corporation's primary government securities dealer.
      The net interest yield declined 29 basis points to 3.54 percent in the third quarter of 1994 compared to 1993. The decline in the net interest yield reflected a narrowing of the spread between investment securities and market-based funds, higher trading asset levels of the Corporation's primary government securities dealer, for which revenues are recorded in noninterest income, and actions taken to reposition the balance sheet in light of rising interest rates.
      Taxable-equivalent net interest income increased $582 million to $4.0 billion in the first nine months of 1994, compared to $3.4 billion in the first nine months of 1993. The increase was due to higher earning asset levels, primarily loans and leases which increased $17.8 billion, or 24 percent, centered in commercial, residential mortgage and other consumer loans. Internal loan growth, approximately 17 percent on an annualized basis, accounted for $9.5 billion, or 53 percent, of the increase in loans and leases while the remainder resulted from acquisitions. The aggregate of average federal funds sold, securities purchased under agreements to resell and trading account assets increased $13.5 billion, primarily due to the acquisition of, and increased trading asset levels of the Corporation's primary government securities dealer.

      The net interest yield declined 40 basis points to 3.64 percent in the first nine months of 1994, compared to 4.04 percent in the same period of 1993. Excluding the impact of the Corporation's primary government securities dealer, for which revenues are recorded in noninterest income, the net interest yield in the first nine months of 1994 declined eight basis points to 4.10 percent, compared to 4.18 percent in the first nine months of 1993. The decline in the yield primarily reflected a narrowing of the spread between investment securities and market-based funds.
      The yield on average earning assets declined 12 basis points to 7.02 percent from 7.14 percent between the two nine-month periods. Excluding the impact of the trading assets of the Corporation's primary government securities dealer, the yield on average earning assets was 7.21 percent in the first nine months of 1994, compared to 7.22 percent in the same period of 1993.
      Average interest-bearing liabilities increased $29.4 billion in the first nine months of 1994 compared to the first nine months of 1993. Borrowed funds and trading liabilities increased $18.1 billion, to $47.7 billion, resulting primarily from the acquisition and funding of the Corporation's primary government securities dealer and increased trading activities. Long-term debt increased $3.7 billion due to debt acquired in the MNC acquisition and debt securities issued in connection with financing Financial Services. Interest-bearing deposits increased $7.6 billion, principally due to acquisitions. Excluding deposits acquired from MNC and California Federal Savings Bank, average interest-bearing deposit levels were relatively flat. Consumer CDs and money market savings accounts declined, offset by increases in foreign time deposits. The declines in consumer interest-bearing deposits were consistent with industry trends and customers seeking higher-yielding investment alternatives. The increase in foreign time deposits resulted from wholesale funding initiatives.
      The rate on average interest-bearing liabilities increased 34 basis points to 3.87 percent in the first nine months of 1994, from 3.53 percent in the first nine months of 1993, primarily due to a shift in the mix toward a heavier use of market-based funds versus customer-based funds. For the first nine months of 1994, average market-based funds represented approximately 34 percent of the Corporation's total funding sources, an increase from approximately 28 percent in the first nine months of 1993. The increased use of market-based funds is centered in trading liabilities associated with the Corporation's primary government securities dealer. Additionally, in an effort to extend liability maturities, the Corporation increased its use of bank notes and foreign time deposits in lieu of utilizing overnight funding.
      The Corporation's asset and liability management process is utilized to manage the Corporation's interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income. A primary tool used by the Corporation in this process is the discretionary portfolio which is comprised of the securities portfolio and interest rate swaps. Other tools include management of the mix, rates and maturities of the funding sources of the Corporation.
      In light of the economic momentum in the U.S. economy, and the associated tightening of credit by the Federal Reserve Bank through increases in interest rates, the Corporation shifted its interest rate risk position from one postured to benefit modestly from stable to declining interest rates to a more neutral position. The actions taken by the Corporation to shift its position included reduction of the net swap position, reduction of fixed-rate assets, and extension of maturities of fixed-rate deposits and borrowings.
      The first action involved interest rate swaps. Swaps allow the Corporation to adjust its interest rate risk position without exposure to principal risk and funding requirements as swaps do not involve the exchange of notional amounts, only net interest payments. The Corporation uses non-leveraged generic, index amortizing and collateralized mortgage obligation
(CMO) swaps. Generic swaps involve the exchange of fixed and variable interest rates based on the contractual underlying notional amounts. Index amortizing and CMO swaps also involve the exchange of fixed and variable interest rates, however, their notional amounts decline and their maturities vary based on certain interest rate indices in the case of index amortizing swaps, or mortgage prepayment rates in the case of CMO swaps.
      In order to reduce the net swap position, the Corporation entered into two-year maturity, pay fixed, interest rate swaps with a notional amount of $8.0 billion. As reflected in Table 6, such actions increased the gross notional amount of the Corporation's asset and liability management interest rate swap program on September 30, 1994, to $26.0 billion with the Corporation receiving fixed on $17.6 billion, effectively converting certain variable-rate loans to fixed rate and receiving variable on $8.4 billion, effectively converting certain variable-rate liabilities to fixed rate. This action resulted in a net receive fixed position of $9.1 billion, representing a reduction of $8.2 billion in the net receive fixed position since June 30, 1994.
      Secondly, the Corporation adjusted its interest rate risk position by reducing the level of fixed-rate securities. During the second and third quarters, the Corporation did not reinvest approximately $3 billion in proceeds from maturities and sales of securities.
      The third action taken to adjust the interest rate risk position was extension of the maturities of market-based funds, primarily bank notes and foreign time deposits.
      In addition to these repositioning efforts, the acquisition of approximately $3.9 billion of customer-based deposits from California Federal Savings Bank helped adjust the interest rate risk sensitivity of the Corporation's liabilities, as approximately one-half of these deposits are not rate sensitive and are longer-term.
      While the above actions suppressed net interest income in the third quarter of 1994, they were deemed necessary to adjust the interest rate risk posture of the Corporation. The Corporation is now postured in a more neutral interest rate risk position. On September 30, 1994, assuming no discretionary management action, the impact of a gradual 100-basis-point rise in rates was estimated to have an insignificant impact on net income when compared to stable rates. The shift in the risk position, coupled with the Corporation's flexibility to reinvest in securities should rates continue to rise, better postures the Corporation for a stable to rising interest rate environment.
      Table 8 represents the Corporation's interest rate gap position on September 30, 1994. This is a one-day position which is continually changing and is not necessarily indicative of the Corporation's position at any other time. Additionally, this table indicates only the contractual or anticipated repricing of assets and liabilities and does not consider the many factors accompanying interest rate movements. The Corporation's negative cumulative interest rate gap position in the near term reflects the strong customer-deposit gathering franchise which provides a relatively stable core deposit base. These available funds have been deployed in longer-term interest-earning assets including certain loans and securities. The total negative interest rate gap position has been reduced when compared to June 30, 1994, through the interest rate risk repositioning actions described above.
      Net interest income is impacted by the Corporation's asset and liability management interest rate swap program. As reflected in Table 7, the weighted average interest rate received was 4.94 percent and paid was 5.44 percent as of September 30, 1994. Net interest receipts and payments have been included in interest income and expense on the underlying instruments. Net interest payments of $8 million were included in net interest income in the third quarter of 1994, compared to net interest receipts of $36 million in the third quarter of 1993. The net interest payment in the third quarter of 1994 included the interest expense impact of the previously mentioned $8.0 billion notional pay fixed swap contracts entered into in the third quarter of 1994 as part of the interest rate risk repositioning activities. Net interest receipts of $86 million and $78 million for the nine months ended September 30, 1994 and 1993, respectively, have been included in interest income and expense on the underlying instruments. Deferred gains and losses relating to any terminated contracts are insignificant.
      The estimated unrealized market value of the Corporation's asset and liability management interest rate swaps on September 30, 1994, was a negative $631 million compared to a negative $611 million on June 30, 1994, and approximately zero on December 31, 1993. This decline in the first nine months of 1994 was consistent with the rise in interest rates and was somewhat reduced on September 30, 1994, by the positive market value associated with the $8.0 billion of pay fixed interest rate swaps entered into in the third quarter. The unrealized depreciation in the estimated value of the swap portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet position should not be viewed in isolation. For example, the value of core deposits and other fixed-rate longer-term liabilities increased, as interest rates rose, to offset the decline in swaps and other fixed-rate assets. Management continuously measures the impact of interest rate changes on the estimated value of its assets, liabilities and off-balance sheet instruments. The overall impact of interest rate changes during the third quarter of 1994 on these values is estimated to be insignificant.
      As more fully disclosed in connection with dealer activities on page 18, credit risk associated with derivatives positions, including interest rate swaps, represents the cost to replace a derivative contract in a gain position. To limit credit risk exposure, the Corporation enters into contracts with investment grade counterparties, makes use of master netting agreements and requires collateral and third-party guarantees in some instances. As of September 30, 1994, the amount of credit exposure associated with the asset and liability management interest rate swaps was not material.
      Net interest income in the first nine months of 1994 was impacted by the fourth quarter 1993 securitizations of bank card receivables. The Corporation periodically securitizes bank card receivables which changes the involvement of the Corporation from that of a lender to that of a loan servicer. During the first nine months of 1994, the Corporation managed an average bank card portfolio of $5.2 billion, including $1.4 billion which had been securitized. For the securitized portion of the bank card portfolio, net interest income after credit losses is reported as servicing fees in noninterest income.

Provision for Credit Losses

      The provision for credit losses was $70 million in the third quarter of 1994, compared to $100 million in the same quarter of 1993. For the first nine months of 1994, the provision for credit losses was $240 million, compared to $330 million in the same period of 1993. The lower provision levels in 1994 reflect continued improvement in credit quality as evidenced by decreases in net charge-offs and lower nonperforming asset levels.

Nonperforming Assets

      On September 30, 1994, nonperforming assets, presented in Table 9, were $1.3 billion, or 1.29 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $1.8 billion, or 1.92 percent, on December 31, 1993, and $1.4 billion, or 1.78 percent, on September 30, 1993. Excluding the impact of fourth quarter 1993 acquisitions, nonperforming assets approximated $1.0 billion on September 30, 1994, representing a 29-percent decline over year earlier levels and an 18-percent decline from December 31, 1993.
      Nonperforming loans decreased 23 percent to $862 million at the end of the third quarter of 1994, compared to $1.1 billion on December 31, 1993. The decrease was centered in real estate commercial and construction nonperforming loans which declined $180 million, or 39 percent, and in commercial nonperforming loans which declined $63 million, or 13 percent. The reduction in nonperforming loans primarily reflected increased payments, the improved financial condition of borrowers, and the results of the Corporation's continuing loan workout activities.
      Other real estate owned, which represents real estate acquired through foreclosures and in-substance foreclosures, totaled $414 million on September 30, 1994, a decline of $247 million, or 37 percent, from December 31, 1993.
      The Corporation continues its efforts to expedite disposition, collection and renegotiation of nonperforming and other lower-quality assets. As a part of this process, the Corporation routinely evaluates all reasonable alternatives, including the sale of assets individually or in groups. The final decision to proceed with any alternative is evaluated in the context of the overall credit-risk profile of the Corporation.

Allowance for Credit Losses

      On September 30, 1994, the allowance for credit losses was $2.2 billion, or 2.23 percent of loans, leases and factored accounts receivable, compared to $2.2 billion, or 2.36 percent on December 31, 1993, and $1.6 billion, or 1.97 percent, on September 30, 1993.
      Due to the continued decline in nonperforming loan levels, the allowance for credit losses as a percentage of nonperforming loans increased to 256 percent on September 30, 1994, compared to 193 percent at year-end 1993 and 164 percent on September 30, 1993.
      Table 10 provides an analysis of the changes in the allowance for credit losses for the three months and nine months ended September 30, 1994 and 1993. Net charge-offs for the first nine months of 1994 were $218 million, or .31 percent of average loans, leases and factored accounts receivable, versus $276 million, or .48 percent, in the comparable nine-month period in 1993. Excluding acquisitions, net charge-offs declined approximately $82 million when comparing the two nine-month periods, primarily centered in real estate commercial and construction loans and in the bank card portfolio. The reduction in real estate commercial and construction loan charge-offs is due to improvements in the real estate markets and the strengthened financial condition of borrowers. The decrease in bank card net charge-offs is attributable to lower levels of outstanding receivables due to the fourth quarter 1993 securitizations of bank card receivables.

Securities Gains

      Gains from the sales of securities were $15 million in the first nine months of 1994 compared to $84 million in the same period of 1993. Results for the third quarter of 1994 reflected losses of $4 million compared to gains of $50 million in the year-earlier quarter.

Noninterest Income

      Table 11 compares the major categories of noninterest income for the three and nine months ended September 30, 1994 and 1993.
      Noninterest income totaled $649 million in the third quarter of 1994, an increase of $125 million, or 24 percent, from $524 million in the same quarter of 1993. After adjusting for acquisitions, noninterest income increased $74 million, or 14 percent, in the third quarter of 1994. In the first nine months of 1994, noninterest income totaled $2.0 billion, an increase of $472 million, or 32 percent, from the $1.5 billion earned in the same period in 1993. Again, after adjusting for acquisitions, noninterest income increased approximately 11 percent between the periods.

      Trust fees increased $21 million in the third quarter of 1994, compared to the third quarter of 1993, and $65 million in the first nine months of 1994, compared to the first nine months of 1993. Excluding acquisitions, trust fees increased $7 million between the quarters and $21 million, or eight percent, between the nine-month periods. Increased volumes of securities lending activities, growth in mutual fund investment advisory fee income and other trust related services accounted for the majority of the increase.
      Deposit account service charges totaled $202 million in the third quarter of 1994, a $31-million increase compared to the third quarter of 1993, and totaled $596 million for the first nine months of 1994, a $105-million increase compared to the first nine months of 1993. After adjusting for acquisitions, deposit account service charges increased $5 million between the quarters and $27 million for the first nine months of 1994 compared to the same period in 1993. An increase in fee collection efforts in the General Bank was the primary contributor to this growth.
      The increase in trading account profits and fees was largely attributable to the CRT acquisition and related capital markets trading activities. Increased investment banking income reflected the Institutional Group's syndication activities, as well as venture capital gains. Higher bank card income was principally due to increased servicing fees resulting from the fourth quarter 1993 securitizations.

Other Real Estate Owned Expense

      OREO expense decreased $17 million in the third quarter of 1994 and $60 million in the first nine months of 1994, compared to the same periods in 1993. The decreases were consistent with the improvement in asset quality. Improved real estate markets resulted in lower OREO write-downs and increased net gains on sales of these properties, compared to the same periods last year.

Noninterest Expense

      The Corporation's noninterest expense as shown in Table 12 increased $180 million, or 17 percent, in the third quarter of 1994 compared to the same quarter in 1993, to a total of $1.2 billion. Noninterest expense in the third quarter of 1994 increased two percent excluding the impact of acquisitions. For the first nine months of 1994, noninterest expense increased $610 million, or 20 percent, compared to the first nine months of 1993, to a total of $3.7 billion. Excluding acquisitions, the year-over-year increase was less than three percent.
      The following discussion of the changes in the individual components of noninterest expense excludes the impact of acquisitions:

      * Personnel expense increased $48 million, or 10 percent, between the two quarters and $96 million, or seven percent, between the two year-to-date periods. The increase was primarily due to higher salaries and incentive compensation related to expansion of the Capital Markets group.

      * Occupancy expense increased $1 million between the quarters and increased $4 million, or one percent, for the first nine months of 1994 compared to the same period in 1993.

      * Equipment expense increased $8 million between the quarters and increased $15 million, or seven percent, year-to-date compared to prior year-to-date. The primary reason for this increase was higher rental expense for upgraded mainframe equipment.

      * Marketing expense decreased $1 million between the quarters and increased $16 million between the two nine-month periods. This resulted primarily from bank card solicitations and increased advertising expenditures.

      * Other general operating expense declined $2 million, or three percent, between the quarters and was flat for the nine months ended
         September 30, 1994, compared to the same period in 1993.

      The efficiency ratio, a key financial management ratio, which measures the relationship of noninterest expense to total revenue, improved to 62.00 percent in the first nine months of 1994, compared to 62.89 percent in the same period in 1993. The Corporation places significant emphasis on the management of expense levels.

Income Taxes

      The Corporation's income tax expense was $682 million and $489 million in the first nine months of 1994 and 1993, respectively, for an effective rate of 35 percent for both periods. Income tax expense for the third quarter of 1994 was $222 million, for an effective rate of 34 percent of pretax income. Tax expense in the same quarter of 1993 was $186 million, for an effective rate of 35 percent.

Analysis of Financial Condition
- -------------------------------

      Period-end assets were $170.9 billion and $139.5 billion on September 30, 1994 and 1993, respectively. Average total assets were $163.5 billion for the first nine months of 1994 compared to $126.5 billion for the first nine months of 1993. The following discussion analyzes the major components of the period-end and average balance sheets.
      Cash and cash equivalents increased $1.2 billion from December 31, 1993, to September 30, 1994, due to $9.3 billion in cash provided by operating activities and $2.4 billion in cash provided by financing activities, offset by $10.5 billion in cash used by investing activities.
      Net cash provided by financing activities totaled $2.4 billion primarily as a result of increases of $1.5 billion in federal funds purchased and securities sold under agreements to repurchase, $1.2 billion in deposits and $722 million in other borrowed funds, partially offset by $852 million in retirement of long-term debt.
      Net cash used by investing activities represented a $7.5-billion increase in federal funds sold and securities purchased under agreements to resell and $8.1 billion in net originations of loans and leases.
      Table 13 presents an analysis of the major sources and uses of funds for the two nine-month periods based on average levels.
      Customer-based funds increased 11 percent to an average of $83.8 billion in the first nine months of 1994 from $75.8 billion in the same period of 1993 principally as a result of the fourth quarter 1993 acquisition of MNC. Customer-based funds represented 51.2 percent of total sources of funds in 1994 down from 59.9 percent in 1993. This decrease in the percentage of customer-based funds to total sources resulted from an increase in the use of market-based funds related to trading liabilities associated with the Corporation's primary government securities dealer. Market-based funds increased 60 percent to $56.1 billion in the first nine months of 1994 from $35.0 billion in the same period of 1993.
      The composition of uses of funds reflected a 24-percent increase in average loans and leases to $93.4 billion in the first nine months of 1994 compared to the same period one year ago. This increase reflects internal loan growth as well as acquisitions. Average other earning assets rose $13.5 billion to $23.0 billion in the first nine months of 1994 when compared to the same period in 1993, principally due to higher levels of trading assets of the Corporation's primary government securities dealer resulting from the CRT acquisition.
      The Corporation's ratio of average loans to customer-based funds was 111 percent for the first nine months of 1994 compared to 100 percent for the first nine months of 1993.

Securities

      The securities portfolio on September 30, 1994, consisted of securities held for investment totaling $17.6 billion and securities held for sale totaling $9.9 billion compared to $13.6 billion and $15.5 billion, respectively, on December 31, 1993. On September 30, 1993, securities held for investment were $25.4 billion and securities held for sale were $1.1 billion.
      The estimated average maturity of the combined securities portfolios was
2.67 years, 1.63 years and 1.75 years on September 30, 1994, December 31, 1993, and September 30, 1993, respectively.
      The securities portfolio serves a primary role in the overall context of balance sheet management by the Corporation. The portfolio generates substantial interest income and serves as a necessary reservoir of liquidity. The decision to purchase securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other on- and off-balance sheet positions.
      As previously discussed, recent interest rate risk repositioning efforts have impacted the level of the securities portfolio.
      On September 30, 1994, the Corporation's portfolio of securities held for investment reflected unrealized net depreciation of $477 million compared to unrealized net appreciation of $20 million on December 31, 1993, and $270 million on September 30, 1993. The unrealized depreciation in the estimated value of the held for investment portfolio should be viewed in the context of the Corporation's overall balance sheet and off-balance sheet position. For further discussion, see the Net Interest Income section.
      The valuation reserve for securities held for sale and marketable equity securities included in shareholders' equity was $111 million on September 30, 1994, reflecting a $213-million pretax depreciation on securities held for sale, offset by $38 million of pretax appreciation on marketable equity securities. The valuation amount increased shareholders' equity by $104 million on December 31, 1993.

Loans

      Average loans and leases increased $17.8 billion, or 24 percent, to $93.4 billion in the first nine months of 1994, compared to $75.6 billion in the same period of 1993. Approximately $9.5 billion, or 53 percent, of the increase in average loans and leases reflects internal loan growth while the remainder of the increase is the result of acquisitions.
      Commercial loans increased $7.3 billion, or 22 percent, to an average of $40.9 billion in the first nine months of 1994. Loan growth in both the General Bank and the Institutional Group accounted for approximately one-half of this increase while the remainder of the increase was due to acquisitions.
      Residential mortgage loans averaged $14.4 billion, a $4.1-billion, or 40-percent, increase in average levels from the first nine months of 1993. The majority of this growth was due to increased origination of residential mortgages through the Corporation's vast banking center network coupled with a higher retention level of adjustable-rate mortgages generated through the Corporation's mortgage company. Acquisitions accounted for only 12 percent of the increase.
      Bank card average portfolio levels for the first nine months of 1994 increased 20 percent over 1993 same period levels, excluding the impact of the fourth quarter 1993 bank card securitizations. Other average consumer loans increased $3.4 billion to $17.1 billion in the first nine months of 1994, compared to $13.7 billion in the first nine months of 1993. Thirty-nine percent, or $1.3 billion, of this increase was non-acquisition related.
      Real estate commercial and construction loans averaged $11.1 billion for the first nine months of 1994. Acquisitions added $2.6 billion to these portfolios. Excluding acquisitions, average levels of such loans declined $447 million between the first nine months of 1993 and the same period of 1994. On September 30, 1994, real estate commercial and construction loans totaled $10.3 billion, or 10 percent, of total loans, leases and factored accounts receivable, down from $10.8 billion, or 11 percent, on June 30, 1994, and down from $11.5 billion, or 12 percent, on December 31, 1993. Tables 14 and 15 present the geographic and property-type distribution of these loans on September 30, 1994. Of these loans, $280 million were nonperforming, compared to $338 million on June 30, 1994, and $460 million on December 31, 1993. During the first nine months of 1994, the Corporation recorded real estate commercial and construction net recoveries of $2 million, compared to net charge-offs of $40 million for the same period of 1993.

Capital

      Shareholders' equity totaled $10.709 billion on September 30, 1994, compared to $9.979 billion on December 31, 1993, and $8.744 billion on September 30, 1993. In addition to retention of earnings, contributing to the increase in shareholders' equity between December 31, 1993, and September 30, 1994, was the issuance of 4.3 million shares, or $195 million, of common stock under the dividend reinvestment and various employee benefit plans and the acquisition of CCNB which included the issuance of 2.6 million shares of common stock, increasing shareholders' equity by $62 million in the first nine months of 1994. The increases in shareholders' equity were partially offset by the Corporation's repurchase of 2.3 million shares of common stock under the repurchase programs described below, resulting in a $123 million reduction of shareholders' equity. Also, during the first quarter of 1994, the Corporation repurchased and redeemed its Series CC and Series DD preferred stock for $94 million. As previously mentioned, the valuation reserve for securities held for sale and marketable equity securities reduced shareholders' equity $215 million between December 31, 1993, and September 30, 1994.
      On July 27, 1994, the Board of Directors authorized the Corporation during the next 12 months to purchase from time to time in the open market (i) up to 10 million shares of its common stock representing the number of shares of common stock it intends to issue for its dividend reinvestment and stock purchase plan and its various employee benefit plans and (ii) up to 1.05 million shares of common stock to be issued in connection with its acquisition of RHNB Corporation.
      In addition to the above authorization, on September 28, 1994, the Board authorized the Corporation during the next 12 months to purchase up to 20 million shares of its common stock from time to time in open market or privately negotiated transactions.
      The Corporation's Tier 1 ratio was 7.48 percent on September 30, 1994, compared to 7.60 percent on September 30, 1993. The total risk-based capital ratio was 11.57 percent compared to 12.15 percent in 1993. Both of these measures compare favorably with the regulatory minimums of four percent for Tier 1 and eight percent for total risk-based capital. The Tier 1 leverage ratio standard states a minimum ratio of three percent, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the three-percent minimum. The Corporation's leverage ratio was
6.32 percent on September 30, 1994, compared to 5.88 percent on September 30, 1993.

Derivatives - Dealer Positions

      The Corporation offers a number of products to its customers to help them manage the interest rate, currency and price-risk sensitivity of their assets and liabilities. The Corporation also enters into similar transactions for its own account as part of its trading activities. Table 16 summarizes the notional principal amounts of such derivative dealer positions on September 30, 1994, and December 31, 1993.
      The contract amounts reflected in Table 16 indicate the notional principal amount of such transactions. These figures do not reflect the actual dollar amount of the Corporation's market or credit risk associated with these instruments, which is significantly lower than the notional principal amount. Market risk arises due to fluctuations in interest rates and market prices that may result in changes in the value of derivatives instruments. The Corporation manages its exposure to market risk by imposing limits on the specific and aggregate risk positions traders may take. Position limits are set by senior management and positions are monitored on a daily basis. Additionally, the Corporation manages market risk by adjusting its portfolio of customer and corporate derivative dealer positions when necessary, including entering into offsetting positions when appropriate.
      Credit risk represents the replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value to the Corporation. Such aggregate amounts measured by the Corporation as the gross positive replacement cost on September 30, 1994, and December 31, 1993, were $1.9 billion and $956 million, respectively. Included in such aggregate amounts were $413 million and $343 million on September 30, 1994, and December 31, 1993, respectively, related to exchange traded instruments for which the credit risk to the Corporation is minimal. The credit risk amount of derivative dealer positions was higher at September 30, 1994, than at December 31, 1993, primarily due to increases in the volume of outstanding contracts. To reduce credit risk, counterparties are subject to the credit approval and credit monitoring policies and procedures of the Corporation. Certain instruments require the Corporation or the counterparty to maintain collateral for all or part of the exposure. Generally, collateral is in the form of cash or other highly liquid instruments. Limits for exposure to any particular counterparty are established and monitored. In certain jurisdictions, counterparty risk may also be reduced through the use of master netting agreements which allow the Corporation to close out and settle positions with the same counterparty on a net basis.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)
                                                                                  Three Months         Nine Months
                                                                               Ended September 30   Ended September 30
                                                                               -------------------------------------------
                                                                                1994      1993       1994       1993
                                                                               -------------------------------------------
Income from earning assets..................................................  $ 2,701   $ 2,104    $ 7,611    $ 5,932
Interest expense............................................................    1,395       956      3,700      2,598
Net interest income (taxable-equivalent)....................................    1,330     1,168      3,979      3,397
Net interest income.........................................................    1,306     1,148      3,911      3,334
Provision for credit losses.................................................       70       100        240        330
Gains (losses) on sales of securities.......................................       (4)       50         15         84
Noninterest income..........................................................      649       524      1,958      1,486
Other real estate owned expense (income)....................................       (6)       11         (4)        56
Restructuring expense.......................................................        -        30          -         30
Other noninterest expense...................................................    1,234     1,054      3,681      3,071
Income before income taxes and effect of change in method of
  accounting for income taxes...............................................      653       527      1,967      1,417
Income tax expense..........................................................      222       186        682        489
Income before effect of change in method of accounting for income taxes.....      431       341      1,285        928
Effect of change in method of accounting for income taxes...................        -         -          -        200
Net income..................................................................      431       341      1,285      1,128
Earnings per common share before effect of change in method of
  accounting for income taxes...............................................     1.55      1.33       4.66       3.63
Earnings per common share...................................................     1.55      1.33       4.66       4.42

Yield on average earning assets.............................................     7.24 %    6.96 %     7.02 %     7.14 %
Rate on average interest-bearing liabilities................................     4.22      3.54       3.87       3.53
Net interest spread.........................................................     3.02      3.42       3.15       3.61
Net interest yield..........................................................     3.54      3.83       3.64       4.04

Return on average common shareholders' equity <F1>..........................    16.00     15.60      16.61      14.87 <F2>

Market price per share of common stock
  High for the period.......................................................  $56       $53 5/8    $57 3/8    $58
  Low for the period........................................................   47 1/8    48 1/4     44 3/8     45
  Closing price.............................................................   49        51 1/2     49         51 1/2

Risk-based capital ratios
  Tier 1....................................................................     7.48 %    7.60 %
  Total.....................................................................    11.57     12.15

<F1> Average common shareholders' equity does not include the effect of fair value adjustments to securities held for sale and marketable equity securities.
<F2> Return on equity including the tax benefit resulting from the impact of adopting the new income tax accounting standard was 18.10%.

Table 2
Customer Group Summary
1994
(Dollars in Millions)

                                         General             Institutional             Financial
                                          Bank                   Group                 Services              Other
                                    --------------------------------------------------------------------------------------
                                    Third   Nine Months   Third      Nine Months   Third  Nine Months   Third  Nine Months
                                    Quarter    Ended     Quarter        Ended     Quarter    Ended     Quarter    Ended
                                    --------------------------------------------------------------------------------------
Net interest income
  (taxable-equivalent)............. $   921   $ 2,767    $   296     $   887      $  108    $  301     $ 5        $24
Noninterest income.................     435     1,286        206         630           8        42       -          -
                                    ---------------------------------------------------------------------------------
Total revenue......................   1,356     4,053        502       1,517         116       343       5         24
Provision for credit losses........      64       216        (13)        (36)         19        60       -          -
Gains (losses) on sales
  of securities....................       -         -          -           -           -         -      (4)        15
Other real estate owned
  expense (income).................       5         8        (13)        (17)          2         5       -          -
Noninterest expense................     902     2,713        279         812          53       156       -          -
                                    ---------------------------------------------------------------------------------
Income before income taxes.........     385     1,116        249         758          42       122       1         39
Income tax expense.................     137       407         92         280          17        49       -         14
                                    ---------------------------------------------------------------------------------
Net income......................... $   248   $   709    $   157     $   478      $   25    $   73     $ 1        $25
                                    =================================================================================

Net interest yield.................    4.67 %    4.76 %     2.50 %<F1>  2.71 %<F1>  7.67 %    7.50 %

Efficiency ratio...................   66.66 %   66.92 %    55.35 %     53.49 %     45.53 %   45.83 %
Return on equity...................   19.25     18.65      17.07       17.01       12.41     12.58

Average <F2>
  Total loans and leases, net of
     unearned income............... $59,293   $57,499    $31,335     $30,769      $5,586    $5,364
  Total deposits...................  77,770    77,090     12,340      10,414           -         -
  Total assets.....................  83,383    82,755     71,685      67,366       6,075     5,904

Period end <F2>
  Total loans and leases, net of
     unearned income...............  60,510    60,510     31,756      31,756       5,825     5,825
  Total deposits...................  78,964    78,964     12,672      12,672           -         -

<F1> Institutional Group's net interest yield excludes the impact of the primary government securities dealer.
     Including the primary government securities dealer, the net interest yield was 1.82 percent for the third quarter and 1.97 percent for the nine months ended September 30, 1994.
<F2> The sums of balance sheet amounts will differ from consolidated amounts due to intercompany balances.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                       Third Quarter 1994        Second Quarter 1994        First Quarter 1994
                                                    -----------------------------------------------------------------------------
                                                     Average                   Average                   Average
                                                     Balance  Income           Balance  Income           Balance  Income
                                                      Sheet     or    Yields/   Sheet     or    Yields/   Sheet     or    Yields/
                                                     Amounts  Expense  Rates   Amounts  Expense  Rates   Amounts  Expense  Rates
                                                    -----------------------------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income <F1>
     Commercial <F2>............................... $ 42,037  $  805   7.60 % $ 40,339  $  765   7.61 % $ 40,421  $  722   7.24 %
     Real estate commercial........................    7,473     159   8.43      7,955     157   7.92      8,419     158   7.61
     Real estate construction......................    3,106      66   8.50      3,226      68   8.42      3,253      62   7.73
                                                    --------  ------          --------  ------          --------  ------
       Total commercial............................   52,616   1,030   7.77     51,520     990   7.71     52,093     942   7.33
                                                    --------  ------          --------  ------          --------  ------
     Residential mortgage..........................   15,528     296   7.63     14,329     270   7.53     13,340     254   7.63
     Home equity...................................    2,516      55   8.72      2,480      46   7.41      2,547      45   7.11
     Bank card.....................................    4,003     131  12.96      3,783     115  12.27      3,673     121  13.32
     Other consumer................................   17,357     412   9.42     17,060     397   9.33     16,806     390   9.41
                                                    --------  ------          --------  ------          --------  ------
       Total consumer..............................   39,404     894   9.03     37,652     828   8.82     36,366     810   8.99
                                                    --------  ------          --------  ------          --------  ------
     Foreign.......................................    1,453      23   6.34      1,287      18   5.73      1,157      15   5.15
     Lease financing...............................    2,474      49   7.83      2,146      38   7.10      1,992      36   7.29
                                                    --------  ------          --------  ------          --------  ------
       Total loans and leases, net.................   95,947   1,996   8.27     92,605   1,874   8.12     91,608   1,803   7.96
                                                    --------  ------          --------  ------          --------  ------
  Securities
     Held for investment...........................   15,443     197   5.08     14,009     167   4.79     12,714     152   4.82
     Held for sale <F3>............................   11,683     152   5.17     14,829     191   5.16     14,545     184   5.12
                                                    --------  ------          --------  ------          --------  ------
       Total securities............................   27,126     349   5.12     28,838     358   4.98     27,259     336   4.98
                                                    --------  ------          --------  ------          --------  ------
  Loans held for sale..............................      183       3   6.69        392       6   6.49        681      11   6.46
  Federal funds sold and securities purchased
     under agreements to resell....................   13,495     149   4.38     11,780     108   3.64     12,073      87   2.95
  Time deposits placed and other short-term
     investments...................................    2,216      29   5.16      1,211      15   4.96      1,375      14   4.12
  Trading account assets...........................   10,488     199   7.52     10,265     173   6.75     10,738     169   6.39
                                                    --------  ------          --------  ------          --------  ------
       Total earning assets <F4>...................  149,455   2,725   7.24    145,091   2,534   7.00    143,734   2,420   6.81
                                                              ------                    ------                    ------
Cash and cash equivalents..........................    8,372                     8,051                     7,976
Factored accounts receivable.......................    1,156                     1,599                     1,016
Other assets, less allowance for credit losses.....    8,300                     7,248                     8,568
                                                    --------                  --------                  --------
       Total assets................................ $167,283                  $161,989                  $161,294
                                                    ========                  ========                  ========

Interest-bearing liabilities
  Savings.......................................... $  9,255      54   2.31   $  9,181      53   2.30   $  8,879      51   2.33
  NOW and money market deposit accounts............   29,507     179   2.41     29,816     166   2.24     30,140     161   2.17
  Consumer CDs and IRAs............................   24,439     257   4.17     22,855     231   4.02     23,295     234   4.09
  Negotiated CDs, public funds and other time
     deposits......................................    3,223      34   4.23      3,574      33   3.80      3,664      31   3.44
  Foreign time deposits............................    8,436     108   5.06      5,691      63   4.49      4,385      42   3.86
  Borrowed funds and trading liabilities <F5>......   48,688     629   5.13     47,122     514   4.38     47,336     454   3.89
  Long-term debt and capital leases................    7,731     134   6.95      7,952     135   6.75      8,308     137   6.61
                                                    --------  ------          --------  ------          --------  ------
       Total interest-bearing liabilities..........  131,279   1,395   4.22    126,191   1,195   3.80    126,007   1,110   3.57
Noninterest-bearing sources
  Noninterest-bearing deposits.....................   19,796                    20,241                    19,897
  Other liabilities................................    5,543                     5,285                     5,310
  Shareholders' equity.............................   10,665                    10,272                    10,080
                                                    --------                  --------                  --------
       Total liabilities and shareholders' equity.. $167,283                  $161,989                  $161,294
                                                    ========                  ========                  ========
Net interest spread................................                    3.02                      3.20                      3.24
Impact of noninterest-bearing sources..............                    0.52                      0.50                      0.45
                                                              ------                    ------                    ------
Net interest income/yield on earning assets........           $1,330   3.54             $1,339   3.70             $1,310   3.69
                                                              ======                    ======                    ======

<F1>Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
<F2>Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $0, $38 and $56 in the third, second and first quarters of 1994, respectively and $42 and $37 in the fourth and third quarters of 1993, respectively.
<F3>The average balance sheet amounts and yields on securities held for sale are based on the average of historical amortized cost balances.
<F4>Interest income includes taxable-equivalent adjustments of $24, $22 and $22 in the third, second and first quarters of 1994, respectively, and $23 and $20 in the fourth and third quarters of 1993, respectively.
<F5>Borrowed funds and trading liabilities interest expense includes net interest rate swap expense related to the asset and liability management interest rate swap program. Such expense (revenue) was $9, $(1) and $3 in the third, second and first quarters of 1994, respectively and $2 and $1 in the fourth and third quarters of 1993, respectively.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                       Fourth Quarter 1993       Third Quarter 1993
                                                    ---------------------------------------------------
                                                     Average                   Average
                                                     Balance  Income           Balance  Income
                                                      Sheet     or    Yields/   Sheet     or    Yields/
                                                     Amounts  Expense  Rates   Amounts  Expense  Rates
                                                    ---------------------------------------------------
Earning assets
  Loans and leases, net of unearned income <F1>
     Commercial <F2>............................... $ 39,233  $  702   7.10 % $ 34,674  $  613   7.02 %
     Real estate commercial........................    7,915     150   7.51      6,065     115   7.54
     Real estate construction......................    3,260      64   7.77      2,663      53   7.86
                                                    --------  ------          --------  ------
       Total commercial............................   50,408     916   7.21     43,402     781   7.14
                                                    --------  ------          --------  ------
     Residential mortgage..........................   12,663     249   7.85     11,054     226   8.17
     Home equity...................................    2,586      47   7.24      2,004      36   7.20
     Bank card.....................................    4,593     150  12.97      4,435     153  13.65
     Other consumer................................   16,072     378   9.33     14,237     337   9.41
                                                    --------  ------          --------  ------
       Total consumer..............................   35,914     824   9.12     31,730     752   9.43
                                                    --------  ------          --------  ------
     Foreign.......................................      931      13   5.82      1,015      13   5.07
     Lease financing...............................    1,894      35   7.41      1,656      38   8.95
                                                    --------  ------          --------  ------
       Total loans and leases, net.................   89,147   1,788   7.97     77,803   1,584   8.09
  Securities                                        --------  ------          --------  ------
     Held for investment...........................   27,273     354   5.16     23,167     313   5.36
     Held for sale <F3>............................    2,211      26   4.69      1,308      16   4.93
                                                    --------  ------          --------  ------
       Total securities............................   29,484     380   5.13     24,475     329   5.34
                                                    --------  ------          --------  ------
  Loans held for sale..............................      961      16   6.54        905      15   6.94
  Federal funds sold and securities purchased
     under agreements to resell....................    8,237      64   3.08      7,513      66   3.46
  Time deposits placed and other short-term
     investments...................................    2,238      20   3.71      1,888      18   3.74
  Trading account assets...........................    9,590     150   6.19      8,563     112   5.22
                                                    --------  ------          --------  ------
       Total earning assets <F4>...................  139,657   2,418   6.88    121,147   2,124   6.96
                                                              ------                    ------
Cash and cash equivalents..........................    8,318                     7,008
Factored accounts receivable.......................    1,207                     1,115
Other assets, less allowance for credit losses.....    8,608                     6,925
                                                    --------                  --------
       Total assets................................ $157,790                  $136,195
                                                    ========                  ========

Interest-bearing liabilities
  Savings.......................................... $  8,542      52   2.45   $  6,411      39   2.37
  NOW and money market deposit accounts............   30,383     168   2.20     27,873     156   2.22
  Consumer CDs and IRAs............................   23,813     246   4.10     22,512     253   4.44
  Negotiated CDs, public funds and other time
     deposits......................................    3,717      32   3.36      3,863      36   3.85
  Foreign time deposits............................    4,031      39   3.80      2,994      30   4.05
  Borrowed funds and trading liabilities <F5>......   44,188     421   3.74     38,662     347   3.57
  Long-term debt and capital leases................    8,233     134   6.52      4,850      95   7.81
                                                    --------  ------          --------  ------
       Total interest-bearing liabilities..........  122,907   1,092   3.53    107,165     956   3.54
Noninterest-bearing sources
  Noninterest-bearing deposits.....................   19,852                    16,751
  Other liabilities................................    5,362                     3,637
  Shareholders' equity.............................    9,669                     8,642
                                                    --------                  --------
       Total liabilities and shareholders' equity.. $157,790                  $136,195
                                                    ========                  ========
Net interest spread................................                    3.35                      3.42
Impact of noninterest-bearing sources..............                    0.42                      0.41
                                                              ------                    ------
Net interest income/yield on earning assets........           $1,326   3.77             $1,168   3.83
                                                              ======                    ======

<F1>Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
<F2>Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $0, $38 and $56 in the third, second and first quarters of 1994, respectively and $42 and $37 in the fourth and third quarters of 1993, respectively.
<F3>The average balance sheet amounts and yields on securities held for sale are based on the average of historical amortized cost balances.
<F4>Interest income includes taxable-equivalent adjustments of $24, $22 and $22 in the third, second and first quarters of 1994, respectively, and $23 and $20 in the fourth and third quarters of 1993, respectively.
<F5>Borrowed funds and trading liabilities interest expense includes net interest rate swap expense related to the asset and liability management interest rate swap program. Such expense (revenue) was $9, $(1) and $3 in the third, second and first quarters of 1994, respectively and $2 and $1 in the fourth and third quarters of 1993, respectively.

Table 4
Changes in Taxable-Equivalent Net Interest Income
(Dollars in Millions)

                                                      From Second Quarter 1994               From Third Quarter 1993
                                                       to Third Quarter 1994                  to Third Quarter 1994
                                                 --------------------------------------------------------------------------
                                                  Increase (Decrease)                    Increase (Decrease)
                                                   in Income/Expense                      in Income/Expense
                                                   Due to Change in                       Due to Change in
                                                 --------------------------------------------------------------------------
                                                                            Percentage                           Percentage
                                                 Average     Yields/         Increase    Average    Yields/       Increase
                                                 Levels      Rates   Total  (Decrease)   Levels     Rates  Total (Decrease)
                                                 --------------------------------------------------------------------------
Income from earning assets
  Loans and leases, net of unearned income
    Commercial.................................. $ 40        $  -    $ 40      5.2 %    $138       $ 54    $ 192     31.3 %
    Real estate commercial......................  (10)         12       2      1.3        29         15       44     38.3
    Real estate construction....................   (3)          1      (2)    (2.9)        9          4       13     24.5
                                                                     ----                                  -----
      Total commercial..........................   21          19      40      4.0       176         73      249     31.9
                                                                     ----                                  -----
    Residential mortgage........................   23           3      26      9.6        86        (16)      70     31.0
    Home equity.................................    1           8       9     19.6        10          9       19     52.8
    Bank card...................................    7           9      16     13.9       (14)        (8)     (22)   (14.4)
    Other consumer..............................    7           8      15      3.8        74          1       75     22.3
                                                                     ----                                  -----
      Total consumer............................   39          27      66      8.0       175        (33)     142     18.9
                                                                     ----                                  -----
    Foreign.....................................    2           3       5     27.8         6          4       10     76.9
    Lease financing.............................    6           5      11     28.9        17         (6)      11     28.9
                                                                     ----                                  -----
      Total loans and leases, net...............   69          53     122      6.5       377         35      412     26.0
                                                                     ----                                  -----
  Securities
    Held for investment.........................   18          12      30     18.0       (99)       (17)    (116)   (37.1)
    Held for sale...............................  (41)          2     (39)   (20.4)      135          1      136      n/m
                                                                     ----                                  -----
      Total securities..........................  (22)         13      (9)    (2.5)       35        (15)      20      6.1
                                                                     ----                                  -----
  Loans held for sale...........................   (3)          -      (3)   (50.0)      (12)         -      (12)   (80.0)
  Federal funds sold and securities purchased
    under agreements to resell..................   17          24      41     38.0        63         20       83    125.8
  Time deposits placed and other short-term
    investments.................................   13           1      14     93.3         3          8       11     61.1
  Trading account assets........................    4          22      26     15.0        29         58       87     77.7
                                                                     ----                                  -----
      Total interest income.....................   78         113     191      7.5       513         88      601     28.3
                                                                     ----                                  -----
Interest expense
  Savings.......................................    -           1       1      1.9        17         (2)      15     38.5
  NOW and money market deposit accounts.........   (2)         15      13      7.8         9         14       23     14.7
  Consumer CDs and IRAs.........................   16          10      26     11.3        21        (17)       4      1.6
  Negotiated CDs, public funds and other
    time deposits...............................   (3)          4       1      3.0        (6)         4       (2)    (5.6)
  Foreign time deposits.........................   34          11      45     71.4        68         10       78    260.0
  Borrowed funds and trading liabilities........   18          97     115     22.4       105        177      282     81.3
  Long-term debt and capital leases.............   (4)          3      (1)    (0.7)       51        (12)      39     41.1
                                                                     ----                                  -----
      Total interest expense....................   50         150     200     16.7       237        202      439     45.9
                                                                     ----                                  -----
Net interest income.............................   40         (49)   $ (9)    (0.7)      257        (95)   $ 162     13.9
                                                                     ====                                  =====

n/m - not meaningful.

Table 5
Nine Month Taxable-Equivalent Data
(Dollars in Millions)
                                                                        Nine Months Ended September 30
                                                             ---------------------------------------------------
                                                                       1994                        1993
                                                             ---------------------------------------------------
                                                             Average                   Average
                                                             Balance   Income          Balance   Income
                                                              Sheet      or    Yields/  Sheet      or    Yields/
                                                             Amounts   Expense Rates   Amounts   Expense Rates
                                                             ---------------------------------------------------
Earning assets
  Loans and leases, net of unearned income <F1>
     Commercial <F2>......................................   $ 40,938  $2,292   7.49 % $ 33,640  $1,736   6.90 %
     Real estate commercial...............................      7,945     474   7.97      6,246     356   7.62
     Real estate construction.............................      3,194     196   8.21      2,770     153   7.39
                                                             --------  ------          --------  ------
       Total commercial...................................     52,077   2,962   7.61     42,656   2,245   7.04
                                                             --------  ------          --------  ------
     Residential mortgage.................................     14,407     820   7.59     10,311     653   8.45
     Home equity..........................................      2,514     146   7.75      2,034     108   7.11
     Bank card............................................      3,821     367  12.85      4,304     446  13.83
     Other consumer.......................................     17,077   1,199   9.39     13,689     988   9.65
                                                             --------  ------          --------  ------
       Total consumer.....................................     37,819   2,532   8.94     30,338   2,195   9.66
                                                             --------  ------          --------  ------
     Foreign..............................................      1,300      56   5.79        971      39   5.39
     Lease financing......................................      2,206     123   7.43      1,594      98   8.18
                                                             --------  ------          --------  ------
       Total loans and leases, net........................     93,402   5,673   8.12     75,559   4,577   8.09
                                                             --------  ------          --------  ------
  Securities
     Held for investment..................................     14,065     516   4.90     23,998   1,021   5.69
     Held for sale <F3>...................................     13,675     527   5.15        615      23   4.96
                                                             --------  ------          --------  ------
       Total securities...................................     27,740   1,043   5.02     24,613   1,044   5.67
                                                             --------  ------          --------  ------
  Loans held for sale.....................................        417      20   6.53        732      37   6.82
  Federal funds sold and securities purchased
     under agreements to resell...........................     12,454     344   3.70      5,313     130   3.27
  Time deposits placed and other short-term investments...      1,604      58   4.82      1,969      59   3.98
  Trading account securities..............................     10,497     541   6.88      4,098     148   4.84
                                                             --------  ------          --------  ------
       Total earning assets <F4>..........................    146,114   7,679   7.02    112,284   5,995   7.14
                                                                       ------                    ------
Cash and cash equivalents.................................      8,134                     6,923
Factored accounts receivable..............................      1,257                     1,029
Other assets, less allowance for credit losses............      8,039                     6,282
                                                             --------                  --------
       Total assets.......................................   $163,544                  $126,518
                                                             ========                  ========

Interest-bearing liabilities
  Savings.................................................   $  9,106     158   2.31   $  6,179     109   2.35
  NOW and money market deposit accounts...................     29,819     506   2.27     28,054     473   2.25
  Consumer CDs and IRAs...................................     23,534     721   4.09     23,243     810   4.66
  Negotiable CDs, public funds and other time deposits....      3,485      99   3.81      4,377     136   4.14
  Foreign time deposits...................................      6,185     213   4.60      2,697      84   4.18
  Borrowed funds and trading liabilities <F5>.............     47,721   1,597   4.48     29,622     728   3.29
  Long-term debt and capital leases.......................      7,995     406   6.77      4,269     258   8.05
                                                             --------  ------          --------  ------
       Total interest-bearing liabilities.................    127,845   3,700   3.87     98,441   2,598   3.53
Noninterest-bearing sources
  Demand deposits.........................................     19,978                    16,607
  Other liabilities.......................................      5,380                     3,162
  Shareholders' equity....................................     10,341                     8,308
                                                             --------                  --------
       Total liabilities and shareholders' equity.........   $163,544                  $126,518
                                                             ========                  ========
Net interest spread.......................................                      3.15                      3.61
Impact of noninterest-bearing sources.....................                      0.49                      0.43
                                                                       ------                    ------
Net interest income/yield on earning assets...............             $3,979   3.64             $3,397   4.04
                                                                       ======                    ======

<F1>Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
<F2>Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $94 and $78 in 1994 and 1993, respectively.
<F3>The average balance sheet amounts and yields on securities held for sale are based on the average of historical amortized cost balances.
<F4>Interest income includes taxable-equivalent adjustments of $68 and $63 in 1994 and 1993, respectively.
<F5>Borrowed funds and trading liabilities interest expense includes net interest rate swap expense related to the asset and liability management interest rate swap program. Such amounts were $11 and $1 in 1994 and 1993, respectively.

Table 5
Nine Month Taxable-Equivalent Data
(Dollars in Millions)

                                                                              Increase (Decrease)
                                                              -------------------------------------------------
                                                                     Income or Expense             Average
                                                              -------------------------------      Balance
                                                              Due to change in                      Sheet
                                                              ----------------                     Amounts
                                                              Average  Yields/                 ----------------
                                                              Levels   Rates   Total  Percent   Amount  Percent
                                                              -------------------------------------------------
Earning assets
  Loans and leases, net of unearned income <F1>
     Commercial <F2>.......................................   $  400   $ 156  $  556   32.0 %  $ 7,298   21.7 %
     Real estate commercial................................      101      17     118   33.1      1,699   27.2
     Real estate construction..............................       25      18      43   28.1        424   15.3
                                                                              ------           -------
       Total commercial....................................      525     192     717   31.9      9,421   22.1
                                                                              ------           -------
     Residential mortgage..................................      238     (71)    167   25.6      4,096   39.7
     Home equity...........................................       27      11      38   35.2        480   23.6
     Bank card.............................................      (48)    (31)    (79) (17.7)      (483) (11.2)
     Other consumer........................................      239     (28)    211   21.4      3,388   24.7
                                                                              ------           -------
       Total consumer......................................      510    (173)    337   15.4      7,481   24.7
                                                                              ------           -------
     Foreign...............................................       14       3      17   43.6        329   33.9
     Lease financing.......................................       35     (10)     25   25.5        612   38.4
                                                                              ------           -------
       Total loans and leases, net.........................    1,084      12   1,096   23.9     17,843   23.6
                                                                              ------           -------
  Securities
     Held for investment...................................     (379)   (126)   (505) (49.5)    (9,933) (41.4)
     Held for sale <F3>....................................      503       1     504    n/m     13,060    n/m
                                                                              ------           -------
       Total securities....................................      125    (126)     (1)  (0.1)     3,127   12.7
                                                                              ------           -------
  Loans held for sale......................................      (15)     (2)    (17) (45.9)      (315) (43.0)
  Federal funds sold and securities purchased
     under agreements to resell............................      195      19     214  164.6      7,141  134.4
  Time deposits placed and other short-term investments....      (12)     11      (1)  (1.7)      (365) (18.5)
  Trading account securities...............................      309      84     393  265.5      6,399  156.1
                                                                              ------           -------
       Total earning assets <F4>...........................    1,779     (95)  1,684   28.1     33,830   30.1
                                                                              ------
Cash and cash equivalents..................................                                      1,211   17.5
Factored accounts receivable...............................                                        228   22.2
Other assets, less allowance for credit losses.............                                      1,757   28.0
                                                                                               -------
       Total assets........................................                                    $37,026   29.3
                                                                                               =======

Interest-bearing liabilities
  Savings..................................................       51      (2)     49   45.0    $ 2,927   47.4
  NOW and money market deposit accounts....................       30       3      33    7.0      1,765    6.3
  Consumer CDs and IRAs....................................       10     (99)    (89) (11.0)       291    1.3
  Negotiable CDs, public funds and other time deposits.....      (26)    (11)    (37) (27.2)      (892) (20.4)
  Foreign time deposits....................................      119      10     129  153.6      3,488  129.3
  Borrowed funds and trading liabilities <F5>..............      546     323     869  119.4     18,099   61.1
  Long-term debt and capital leases........................      195     (47)    148   57.4      3,726   87.3
                                                                              ------           -------
       Total interest-bearing liabilities..................      833     269   1,102   42.4     29,404   29.9
Noninterest-bearing sources
  Demand deposits..........................................                                      3,371   20.3
  Other liabilities........................................                                      2,218   70.1
  Shareholders' equity.....................................                                      2,033   24.5
                                                                                               -------
       Total liabilities and shareholders' equity..........                                    $37,026   29.3
                                                                                               =======
Net interest spread........................................
Impact of noninterest-bearing sources......................
                                                                              ------
Net interest income/yield on earning assets................      947    (365) $  582   17.1
                                                                              ======

<F1>Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
<F2>Commercial loan interest income includes net interest rate swap revenues related to the asset and liability management interest rate swap program. Such amounts were $94 and $78 in 1994 and 1993, respectively.
<F3>The average balance sheet amounts and yields on securities held for sale are based on the average of historical amortized cost balances.
<F4>Interest income includes taxable-equivalent adjustments of $68 and $63 in 1994 and 1993, respectively.
<F5>Borrowed funds and trading liabilities interest expense includes net interest rate swap expense related to the asset and liability management interest rate swap program. Such amounts were $11 and $1 in 1994 and 1993, respectively.

n/m - not meaningful.

Table 6
Asset and Liability Management Interest Rate Swaps
Notional Contracts
(Dollars in Millions)
                                                   Index
                                     Generic     Amortizing      CMO           Total
                                 ---------------------------------------------------------
                                  Receive  Pay    Receive   Receive  Pay   Receive   Pay
                                   Fixed  Fixed    Fixed     Fixed  Fixed   Fixed   Fixed   Total
                                 ------------------------------------------------------------------
Balance on June 30, 1994........ $6,591  $  312  $8,450  $  2,753  $114   $17,794  $  426  $18,220
  Additions.....................      -   8,000       -         -     -         -   8,000    8,000
  Maturities....................    (61)     (6)      -      (183)  (10)     (244)    (16)    (260)
                                 -----------------------------------------------------------------
Balance on September 30, 1994... $6,530  $8,306  $8,450  $  2,570  $104   $17,550  $8,410  $25,960
                                 =================================================================

Balance on December 31, 1993.... $6,500  $    -  $6,150  $  1,076  $182   $13,726  $  182  $13,908
  Additions.....................    320   8,323   2,300     2,000     -     4,620   8,323   12,943
  Maturities....................   (290)    (17)      -      (506)  (78)     (796)    (95)    (891)
                                 -----------------------------------------------------------------
Balance on September 30, 1994... $6,530  $8,306  $8,450  $  2,570  $104   $17,550  $8,410  $25,960
                                 =================================================================

Table 7
Asset and Liability Management Interest Rate Swaps
September 30, 1994
(Dollars in Millions, Average Maturity in Years)

                                                                    Maturities
                                           --------------------------------------------------------
                                     Market                                                 After  Average
                                     Value   Total   1994    1995    1996    1997    1998   1998   Maturity
                                    -----------------------------------------------------------------------
Asset Conversion Swaps
- ----------------------
Receive fixed generic.............. $(150)                                                             1.22
  Notional value...................        $ 6,530  $ 132  $3,123  $ 2,700  $  575  $    -  $   -
  Weighted average receive rate....           4.44 % 3.71 %  4.26 %   4.62 %  4.69 %     - %    - %
  Weighted average pay rate........           5.02

Receive fixed amortizing...........  (452)                                                             2.02
  Notional value...................        $ 8,450  $  81  $2,309  $ 2,263  $2,778  $1,019  $   -
  Weighted average receive rate....           4.92 % 5.83 %  4.94 %   4.91 %  4.86 %  4.99 %    - %
  Weighted average pay rate........           5.03

Receive fixed CMO..................  (110)                                                             2.16
                                    -----
  Notional value...................        $ 2,570  $ 188  $  756  $   497  $  332  $  411  $ 386
  Weighted average receive rate....           5.11 % 5.11 %  5.09 %   5.10 %  5.12 %  5.08 % 5.21 %
  Weighted average pay rate........           4.89

Total asset conversion swaps....... $(712)                                                             1.74
                                    =====
  Notional value...................        $17,550  $ 401  $6,188  $ 5,460  $3,685  $1,430  $ 386
  Weighted average receive rate....           4.77 % 4.80 %  4.62 %   4.79 %  4.86 %  5.01 % 5.21 %
  Weighted average pay rate........           5.01

Liability Conversion Swaps
- --------------------------
Pay fixed generic.................. $  76                                                              1.96
  Notional value...................        $ 8,306  $   6  $    -  $ 8,001  $  125  $  100  $  74
  Weighted average pay rate........           6.38 % 4.00 %     - %   6.43 %  4.57 %  5.12 % 5.37 %
  Weighted average receive rate....           5.29

Pay fixed CMO......................     5                                                              2.03
                                    -----
  Notional value...................        $   104  $   8  $   27  $    20  $   14  $   35  $   -
  Weighted average pay rate........           4.44 % 4.44 %  4.44 %   4.44 %  4.44 %  4.44 %    - %
  Weighted average receive rate....           4.88

Total liability conversion swaps... $  81                                                              1.96
                                    =====
  Notional value...................        $ 8,410  $  14  $   27  $ 8,021  $  139  $  135  $  74
  Weighted average pay rate........           6.35 % 4.27 %  4.44 %   6.43 %  4.56 %  4.94 % 5.37 %
  Weighted average receive rate....           5.29

Total.............................. $(631)
                                    =====
  Notional value...................        $25,960  $ 415  $6,215  $13,481  $3,824  $1,565  $ 460
  Weighted average receive rate....           4.94 %
  Weighted average pay rate........           5.44

Floating rates represent the last repricing and will change in the future based on movements in one, three or six month LIBOR rates.

Maturities assume interest rates remain constant at current levels and may differ from actual maturities, depending on future interest rate movements and resultant prepayment patterns.

Table 8
Interest Rate Gap Analysis
September 30, 1994
(Dollars in Millions)


                                                                                               Over 12
                                                          Interest-Sensitive                 Months and
                                           ------------------------------------------------ Noninterest-
                                            30-Day    3-Month   6-Month   12-Month   Total   Sensitive   Total
                                           --------------------------------------------------------------------
Earning assets
  Loans and leases, net of
    unearned income.....................   $ 42,712  $  9,078  $  4,153  $  6,389  $ 62,332  $34,998   $ 97,330
  Securities held for investment........         75       143       165     3,865     4,248   13,390     17,638
  Securities held for sale..............          2       350     2,318     1,448     4,118    5,803      9,921
  Loans held for sale...................        744         -         -         -       744        -        744
  Time deposits placed and other
    short-term investments..............      1,736       800       227         2     2,765        2      2,767
  Other earning assets..................     25,576         -         -         -    25,576        -     25,576
                                           --------------------------------------------------------------------
    Total...............................     70,845    10,371     6,863    11,704    99,783   54,193   $153,976
                                           --------------------------------------------------------------------

Interest-bearing liabilities
  Savings...............................          -         -         -         -         -    9,181   $  9,181
  NOW and money market deposit
    accounts............................     21,524         -         -         -    21,524    7,516     29,040
  Consumer CDs and IRAs.................      3,372     3,571     4,658     5,630    17,231    8,090     25,321
  Negotiated CDs, public funds and
    other time deposits.................        936       778       485       290     2,489      343      2,832
  Foreign time deposits.................      4,478     1,340     1,166     3,250    10,234       50     10,284
  Borrowed funds and trading
    liabilities.........................     46,581     1,528       495     2,983    51,587        -     51,587
  Long-term debt and capital leases.....        667       703        96       162     1,628    6,154      7,782
                                           --------------------------------------------------------------------
    Total...............................     77,558     7,920     6,900    12,315   104,693   31,334    136,027
Noninterest-bearing, net................          -         -         -         -         -   17,949     17,949
                                           --------------------------------------------------------------------
    Total...............................     77,558     7,920     6,900    12,315   104,693   49,283   $153,976
                                           --------------------------------------------------------------------
Interest rate gap.......................     (6,713)    2,451       (37)     (611)   (4,910)   4,910
Effect of asset and liability
  management interest rate swaps,
  futures and other off-balance
  sheet items...........................     (7,505)   (7,705)    6,003     2,933    (6,274)   6,274
                                           ---------------------------------------------------------
Adjusted interest rate gap..............   $(14,218) $ (5,254) $  5,966  $  2,322  $(11,184) $11,184
                                           =========================================================
Cumulative adjusted interest rate gap...   $(14,218) $(19,472) $(13,506) $(11,184)
                                           ======================================

Table 9
Nonperforming Assets
(Dollars in Millions)

                                           September 30 June 30 March 31 December 31 September
                                              1994       1994     1994      1993        1993
                                           ----------------------------------------------------
Nonperforming loans
  Commercial.............................. $  411      $  425   $  432    $  474       $  434
  Real estate commercial..................    198         248      282       318          244
  Real estate construction................     82          90      161       142          117
  Residential mortgage....................     71          69       71        77           78
  Home equity.............................      8           9        8         7            6
  Other consumer..........................     82          82       99        86           75
  Lease financing.........................      6           8        9        10            9
  Foreign.................................      4           5        5         8            1
                                           --------------------------------------------------
    Total nonperforming loans.............    862         936    1,067     1,122          964

Other real estate owned...................    414         485      569       661          476
                                           --------------------------------------------------

    Total nonperforming assets............ $1,276      $1,421   $1,636    $1,783       $1,440
                                           ==================================================
Nonperforming assets as a percentage of
  Total assets............................    .75 %       .86 %    .99 %    1.13 %       1.03 %
  Loans, leases and factored accounts
    receivable, net of unearned income,
    and other real estate owned...........   1.29        1.48     1.73      1.92         1.78
Loans past due 90 days or more and not
    classified as nonperforming........... $  124      $   90   $  154    $  167       $  189

Table 10
Allowance for Credit Losses
(Dollars in Millions)
                                                                         Three Months        Nine Months
                                                                      Ended September 30  Ended September 30
                                                                      ---------------------------------------
                                                                        1994      1993      1994      1993
                                                                      ---------------------------------------
Beginning balance.................................................... $ 2,196   $ 1,583   $ 2,169   $ 1,454
                                                                      -------------------------------------
Loans, leases and factored accounts receivable charged off
  Commercial.........................................................     (25)      (32)      (72)      (69)
  Real estate commercial.............................................      (6)      (14)      (23)      (46)
  Real estate construction...........................................      (2)       (8)      (11)      (14)
                                                                      -------------------------------------
    Total commercial.................................................     (33)      (54)     (106)     (129)
                                                                      -------------------------------------
  Residential mortgage...............................................      (1)       (1)       (5)       (5)
  Home equity........................................................       1        (1)       (1)       (2)
  Bank card..........................................................     (30)      (47)      (92)     (140)
  Other consumer.....................................................     (43)      (37)     (143)     (117)
                                                                      -------------------------------------
    Total consumer...................................................     (73)      (86)     (241)     (264)
                                                                      -------------------------------------
  Lease financing....................................................      (1)        -        (2)       (2)
  Factored accounts receivable.......................................      (8)       (5)      (29)      (18)
                                                                      -------------------------------------
    Total loans, leases and factored
      accounts receivable charged off................................    (115)     (145)     (378)     (413)
                                                                      -------------------------------------

Recoveries of loans, leases and factored accounts receivable previously charged off
  Commercial.........................................................      15        13        43        45
  Real estate commercial.............................................       4         6        12        15
  Real estate construction...........................................       7         4        24         5
                                                                      -------------------------------------
    Total commercial.................................................      26        23        79        65
                                                                      -------------------------------------
  Residential mortgage...............................................       -         -         2         2
  Bank card..........................................................       5         5        16        13
  Other consumer.....................................................      18        16        53        50
                                                                      -------------------------------------
    Total consumer...................................................      23        21        71        65
                                                                      -------------------------------------
  Lease financing....................................................       -         -         2         1
  Factored accounts receivable.......................................       2         2         8         6

    Total recoveries of loans, leases and factored accounts
       receivable previously charged off.............................      51        46       160       137
                                                                      -------------------------------------
    Net charge-offs..................................................     (64)      (99)     (218)     (276)
                                                                      -------------------------------------

Provision for credit losses..........................................      70       100       240       330
Allowance applicable to loans of purchased companies.................       -         1        11        77
                                                                      -------------------------------------
Ending balance....................................................... $ 2,202   $ 1,585   $ 2,202   $ 1,585
                                                                      =====================================

Loans, leases and factored accounts receivable, net of unearned
  income, outstanding on September 30................................ $98,556   $80,539   $98,556   $80,539
Allowance for credit losses as a percentage of loans, leases and
  factored accounts receivable, net of unearned income...............    2.23 %    1.97 %    2.23 %    1.97 %
Average loans, leases and factored accounts receivable, net of
  unearned income, outstanding during the period..................... $97,103   $78,918   $94,659   $76,588
Net charge-offs as a percentage of average loans, leases and
  factored accounts receivable, net of unearned income...............     .27 %     .50 %     .31 %     .48 %
Allowance for credit losses as a percentage of nonperforming loans...  255.52    164.34    255.52    164.34

Table 11
Noninterest Income
(Dollars in Millions)

                                           Three Months                      Nine Months
                                        Ended September 30     Change     Ended September 30      Change
                                        --------------------------------------------------------------------
                                           1994   1993     Amount  Percent   1994    1993    Amount  Percent
                                        --------------------------------------------------------------------
Trust fees............................     $108   $ 87     $ 21     24.1 %  $  333  $  268   $ 65     24.3 %
                                           ---------------------------------------------------------------
Service charges on deposit accounts...      202    171       31     18.1       596     491    105     21.4
                                           ---------------------------------------------------------------
Nondeposit-related service fees
  Safe deposit rent...................        6      6        -        -        21      19      2     10.5
  Mortgage servicing
    and related fees..................       21     18        3     16.7        58      57      1      1.8
  Fees on factored accounts
    receivable........................       20     20        -        -        56      55      1      1.8
  Investment banking income...........       26     18        8     44.4        80      62     18     29.0
  Other service fees..................       25     23        2      8.7        78      68     10     14.7
                                           ---------------------------------------------------------------
    Total nondeposit-related
      service fees....................       98     85       13     15.3       293     261     32     12.3
                                           ---------------------------------------------------------------
Bank card income
  Merchant discount fees..............        7      8       (1)   (12.5)       20      23     (3)   (13.0)
  Annual bank card fees...............        6      8       (2)   (25.0)       17      17      -        -
  Other bank card fees................       59     36       23     63.9       169     107     62     57.9
                                           ---------------------------------------------------------------
    Total bank card income............       72     52       20     38.5       206     147     59     40.1
                                           ---------------------------------------------------------------
Other income
  Brokerage income....................       11     10        1     10.0        34      29      5     17.2
  Trading account profits
    and fees..........................       67     39       28     71.8       210      59    151    255.9
  Foreign exchange income.............        5      6       (1)   (16.7)       20      19      1      5.3
  Bankers' acceptances
    and letters of credit.............       16     14        2     14.3        48      46      2      4.3
  Insurance commissions
    and earnings......................       11     10        1     10.0        35      29      6     20.7
  Miscellaneous.......................       59     50        9     18.0       183     137     46     33.6
                                           ---------------------------------------------------------------
    Total other income................      169    129       40     31.0       530     319    211     66.1
                                           ---------------------------------------------------------------
                                           $649   $524     $125     23.9    $1,958  $1,486   $472     31.8
                                           ===============================================================

Table 12
Noninterest Expense
(Dollars in Millions)

                                Three Months                      Nine Months
                             Ended September 30    Change     Ended September 30    Change
                             ------------------------------------------------------------------
                               1994      1993  Amount Percent   1994      1993  Amount  Percent
                             ------------------------------------------------------------------
Personnel................... $  584    $  471  $113    24.0 % $1,711    $1,365   $346    25.3 %
Occupancy, net..............    123       106    17    16.0      363       309     54    17.5
Equipment...................     95        80    15    18.8      269       230     39    17.0
Marketing...................     38        35     3     8.6      119        94     25    26.6
Professional fees...........     34        37    (3)   (8.1)     126       114     12    10.5
Amortization of
   intangibles..............     35        25    10    40.0      103        76     27    35.5
Bank card...................     11        12    (1)   (8.3)      31        36     (5)  (13.9)
Private label credit card...      7        10    (3)  (30.0)      22        28     (6)  (21.4)
FDIC insurance..............     52        50     2     4.0      157       149      8     5.4
Processing..................     57        48     9    18.8      173       134     39    29.1
Telecommunications..........     35        30     5    16.7      101        89     12    13.5
Postage and courier.........     31        30     1     3.3       95        87      8     9.2
Other general operating.....     97        88     9    10.2      304       265     39    14.7
General administrative
   and miscellaneous........     35        32     3     9.4      107        95     12    12.6
                             ----------------------------------------------------------------
                             $1,234    $1,054  $180    17.1   $3,681    $3,071   $610    19.9
                             ================================================================

Table 13
Sources and Uses of Funds
(Average Dollars in Millions)
                                                               Nine Months Ended September 30
                                                             -----------------------------------
                                                                    1994              1993
                                                             -----------------------------------
                                                               Amount  Percent   Amount  Percent
                                                             -----------------------------------
Composition of sources
  Savings, NOW, money market deposit accounts,
      and consumer CDs and IRAs...........................   $ 62,459   38.2 % $ 57,476   45.5 %
  Noninterest-bearing funds...............................     19,978   12.2     16,607   13.1
  Customer-based portion of negotiated CDs................      1,337     .8      1,678    1.3
                                                             ---------------------------------
      Customer-based funds................................     83,774   51.2     75,761   59.9
  Market-based funds......................................     56,054   34.3     35,018   27.7
  Long-term debt and capital leases.......................      7,995    4.9      4,269    3.4
  Other liabilities.......................................      5,380    3.3      3,162    2.5
  Shareholders' equity....................................     10,341    6.3      8,308    6.5
                                                             ---------------------------------
      Total sources.......................................   $163,544  100.0 % $126,518  100.0 %
                                                             =================================

Composition of uses
  Loans and leases, net of unearned income................   $ 93,402   57.1 % $ 75,559   59.7 %
  Securities held for investment..........................     14,065    8.6     23,998   19.0
  Securities held for sale................................     13,675    8.4        615     .5
  Loans held for sale.....................................        417     .3        732     .6
  Time deposits placed and other short-term investments...      1,604    1.0      1,969    1.6
  Other earning assets....................................     22,951   14.0      9,411    7.4
                                                             ---------------------------------
      Total earning assets................................    146,114   89.4    112,284   88.8
  Factored accounts receivable............................      1,257     .8      1,029     .8
  Other assets............................................     16,173    9.8     13,205   10.4
                                                             ---------------------------------
      Total uses..........................................   $163,544  100.0 % $126,518  100.0 %
                                                             =================================

Table 14
Real Estate Commercial and Construction Loans and
Other Real Estate Owned by Geographic Region
September 30, 1994
(Dollars in Millions)
                                                      Loans                            OREO
                                   --------------------------------------------   ---------------
                                   Outstanding  Percent  Nonperforming  Percent    Amount Percent
                                   --------------------------------------------   ---------------
Florida.....................         $ 1,833     17.8 %     $ 51        18.2 %     $ 85    25.7 %
Maryland....................           1,677     16.3         64        22.9         48    14.5
Virginia....................           1,182     11.5         44        15.7        125    37.8
North Carolina..............           1,164     11.3         10         3.6         10     3.0
Georgia.....................             975      9.5         18         6.4          7     2.1
South Carolina..............             896      8.7         22         7.9         26     7.9
Texas.......................             849      8.2          7         2.5          3      .9
Tennessee/Kentucky..........             401      3.9          6         2.1          3      .9
District of Columbia........             369      3.6         39        13.9         14     4.2
Other.......................             955      9.2         19         6.8         10     3.0
                                   -----------------------------------------      -------------
                                     $10,301    100.0 %     $280       100.0 %     $331   100.0 %
                                   =========================================      =============

Distribution based on geographic location of collateral.

Table 15
Real Estate Commercial and Construction Loans and
Other Real Estate Owned by Property Type
September 30, 1994
(Dollars in Millions)
                                                      Loans                            OREO
                                   -------------------------------------------    --------------
                                   Outstanding  Percent Nonperforming  Percent    Amount Percent
                                   -------------------------------------------    --------------
Shopping centers/retail.....         $ 1,975     19.2 %     $ 27         9.6 %    $ 54    16.3 %
Office buildings............           1,898     18.4         41        14.6        52    15.7
Apartments..................           1,453     14.1         22         7.9         5     1.5
Hotels......................             988      9.6         18         6.4         9     2.7
Land and land development...             905      8.8         61        21.8       137    41.4
Residential.................             820      8.0         28        10.0        24     7.3
Industrial/warehouse........             803      7.8         32        11.4        25     7.6
Commercial-other............             378      3.7         13         4.6        11     3.3
Multi-use...................             232      2.3          4         1.4         1      .3
Resorts/golf courses........             162      1.6          2          .7         3      .9
Other.......................             687      6.5         32        11.6        10     3.0
                                   -----------------------------------------      ------------
                                     $10,301    100.0 %     $280       100.0 %    $331   100.0 %
                                   =========================================      ============

Table 16
Derivatives - Dealer Positions
(Dollars in Millions)


                                Notional Principal Amounts
                                --------------------------
                                September 30  December 31
                                    1994         1993
                                --------------------------
Interest Rate Contracts
  Swaps........................  $ 32,844      $15,758
  Futures and forwards.........   110,923       32,503
  Written options..............   120,955       58,499
  Purchased options............   116,390       55,616

Foreign Exchange Contracts
  Swaps........................       477          258
  Spot, futures and forwards...    23,367       12,516
  Written options..............    11,915        8,058
  Purchased options............    11,613        8,051

Commodity Contracts
  Swaps........................       196        1,470
  Futures and forwards.........     2,939        1,661
  Written options..............    13,648        6,696
  Purchased options............    13,036        7,339

Table 17
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)

                                                              1994 Quarters
                                                       ---------------------------
                                                         Third   Second    First
                                                       ---------------------------
Income from earning assets...........................  $ 2,701  $ 2,512  $ 2,398
Interest expense.....................................    1,395    1,195    1,110
Net interest income (taxable-equivalent).............    1,330    1,339    1,310
Net interest income..................................    1,306    1,317    1,288
Provision for credit losses..........................       70       70      100
Gains on sales of securities (losses)................       (4)       5       14
Noninterest income...................................      649      629      680
Other real estate owned expense (income).............       (6)      (3)       5
Noninterest expense..................................    1,234    1,228    1,219
Income before income taxes...........................      653      656      658
Income tax expense...................................      222      219      241
Net income...........................................      431      437      417
Earnings per common share............................     1.55     1.58     1.52

Yield on average earning assets......................     7.24 %   7.00 %   6.81 %
Rate on average interest-bearing liabilities.........     4.22     3.80     3.57
Net interest spread..................................     3.02     3.20     3.24
Net interest yield...................................     3.54     3.70     3.69

Return on average common shareholders' equity <F1>...    16.00    17.04    16.82

Market price per share of common stock
  High for the period................................  $56      $57 3/8  $50 7/8
  Low for the period.................................   47 1/8   44 1/2   44 3/8
  Closing price......................................   49       51 3/8   45 3/4

Risk-based capital ratios
  Tier 1.............................................     7.48 %   7.63 %   7.50 %
  Total..............................................    11.57    11.57    11.66

<F1> Average common shareholders' equity does not include the effect of fair value adjustments to securities held for sale and marketable equity securities.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K
       a. Exhibits

          Exhibit 11 - Earnings per share computation

          Exhibit 27 - Financial Data Schedule

       b. Reports on Form 8-K

          A Current Report on Form 8-K dated August 4, 1994, was filed with the Securities and Exchange Commission on August 4, 1994, with respect to the registrant's offer and sale of $300 million principal amount of 7 3/4-percent subordinated notes, due 2004.

          A Current Report on Form 8-K dated September 21, 1994, was filed with the Securities and Exchange Commission on September 21, 1994, with respect to an updated description of the capital stock and an increase in the authorized capital stock of the registrant.

          A Current Report on Form 8-K dated October 3, 1994, was filed with the Securities and Exchange Commission on October 4, 1994, with respect to the authorization by the registrant's board of directors for the registrant to purchase up to 20 million shares of its common stock from time to time in open market or privately negotiated transactions.

                            NationsBank Corporation
                                   Form 10-Q
                                 Exhibit Index


Exhibit      Description                                                   Page
- -------      -----------                                                   ----

11           Earnings per share computation . . . . . . . . . . . . . . . . .40

27           Financial Data Schedule . . . . . . . . . . . . . . . . . . . . 41

                                                                                                 Exhibit 27
NationsBank Corporation and Subsidiaries
Financial Data Schedule
(Dollars in Millions Except Per-Share Information)


                                                                                   September 30, 1994
                                                                                   ------------------
At Period End
  Cash and cash equivalents........................................................     $  8,892
  Time deposits placed and other short-term investments............................        2,767
  Federal funds sold and securities purchased under agreements to resell...........       15,164
  Trading account assets...........................................................       10,412
  Securities, held for sale........................................................        9,921
  Securities, held for investment, at cost.........................................       17,638
  Securities, held for investment, market value....................................       17,161
  Loans, leases and factored accounts receivable, net of unearned income...........       98,556
  Allowance for credit losses......................................................       (2,202)
  Total assets.....................................................................      170,912
  Deposits.........................................................................       96,735
  Short-term borrowings............................................................       51,587
  Other liabilities................................................................        4,099
  Long-term debt and capital leases................................................        7,782
  Preferred stock, mandatory redemption............................................            -
  Preferred stock, no mandatory redemption.........................................          112
  Common stock.....................................................................        4,682
  Other shareholders' equity.......................................................        5,915
  Total liabilities and shareholders' equity.......................................      170,912

For the Nine Months Ended
  Income from Earning Assets
    Interest and fees on loans.....................................................     $  5,521
    Interest and dividends on securities...........................................        1,024
    Other interest income..........................................................        1,066
    Total interest income..........................................................        7,611

  Interest Expense
    Deposits.......................................................................     $  1,697
    Total interest expense.........................................................        3,700

  Net interest income..............................................................     $  3,911
  Provision for credit losses......................................................          240
  Gains on sales of securities.....................................................           15
  Noninterest expense (including OREO).............................................        3,677
  Income before income taxes.......................................................        1,967
  Income before income taxes, effect of extraordinary items and cumulative effect
    of change in accounting principles.............................................        1,967
  Effect of extraordinary items....................................................            -
  Cumulative effect of change in accounting principles.............................            -
  Net income.......................................................................        1,285
  Earnings per common share........................................................         4.66
  Fully diluted earnings per common share..........................................         4.62
  Net interest yield...............................................................         3.64 %

Allowance and Nonperforming Data
  Nonperforming loans..............................................................     $    862
  Loans past due 90 days or more and not classified as nonperforming...............          124
  Troubled debt restructuring......................................................          104
  Potential problem loans..........................................................            -
  Allowance for credit losses (beginning of period)................................        2,169
  Total charge-offs................................................................          378
  Total recoveries.................................................................          160
  Allowance for credit losses (end of period)......................................        2,202
  Allowance for credit losses allocated to domestic loans..........................          841
  Allowance for credit losses allocated to foreign loans...........................            3
  Allowance for credit losses - unallocated........................................        1,358


The schedule contains summary information extracted from the September 30, 1994, Form 10-Q for
NationsBank Corporation and is qualified in its entirety by reference to such financial statements.

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NationsBank Corporation
                                    -------------------------------------------
                                    Registrant

Date:   November 14, 1994           /s/             Marc D. Oken
      ---------------------         -------------------------------------------
                                    Marc D. Oken
                                    Executive Vice President
                                    and Chief Accounting Officer
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)