Form 10-K405
NATIONSBANK CORP
filed 1995-03-30
CIK 70858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1994 -- Commission File Number 1-6523
                            NATIONSBANK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or in any amendment to this Form
10-K.
Aggregate market value of shares of voting stock held by all persons, other than shares beneficially owned by persons who may be deemed to be affiliates (as defined in SEC Rule 405), is approximately $13,934,641,000 computed by reference to the closing price of Common Stock of $50.00 per share on March 15, 1995, on the Composite Tape, as reported in published financial sources, and a stated price of $42.50 for the ESOP Convertible Preferred Stock, Series C.
Of the registrant's only class of Common Stock, there were 276,477,155 shares outstanding as of February 28, 1995.
                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT OF THE
REGISTRANT                                 FORM 10-K REFERENCE LOCATIONS
1994 Annual Report to
Shareholders                                                      PARTS I, II
and IV
1995 Proxy
Statement
PART III

                                     PART I
ITEM 1. BUSINESS
GENERAL
     The registrant is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), with its principal assets being the stock of its subsidiaries. Through its banking subsidiaries (the "Banks") and its various non-banking subsidiaries, the registrant provides banking and banking-related services, primarily throughout the Southeast and Mid-Atlantic states and Texas. The principal executive offices of the registrant are located at NationsBank Corporate Center in Charlotte, North Carolina 28255.
ACQUISITIONS
     On February 28, 1994, the registrant merged with Corpus Christi National Bank ("CCNB") of Corpus Christi, Texas, which had assets at the closing date of $687 million. The registrant acquired all the outstanding capital stock of CCNB by exchanging 2.5 shares of its common stock for each share of CCNB common stock outstanding. As a result, the registrant issued 2.6 million shares of common stock, for a total consideration of approximately $62 million.
     On August 4, 1994, the registrant completed an acquisition from California Federal Savings Bank of 43 banking centers in Florida and one banking center in Georgia, including their deposits, at a purchase price of approximately $160 million. Deposits acquired approximated $3.9 billion.
     On September 30, 1994, the registrant's mortgage banking subsidiary completed the acquisition of Express America Holdings Corporation's mortgage servicing operations based in Scottsdale, Arizona, including rights to service approximately $6.4 billion of mortgage loans. The purchase price approximated $85 million.
     On October 31, 1994, the registrant's mortgage banking subsidiary acquired Cypress Financial Corporation, Rancho Santa Margarita Mortgage Corporation and RSM Funding Corporation, which combined had 22 offices in California and Arizona. The combined servicing portfolios were approximately $1.3 billion. The purchase price approximated $28 million.
     On November 4, 1994, the registrant completed the acquisition of Consolidated Bank, a Miami, Florida-based banking company with 12 banking centers. As of October 31, 1994, Consolidated Bank had assets of approximately $570 million.
     On November 7, 1994, the registrant and Gartmore Capital Management, a subsidiary of Gartmore plc, entered a joint venture agreement to provide international investment management and advisory services to United States customers. The joint venture is expected to begin operations in the second quarter of 1995.
     On November 9, 1994, the registrant completed the acquisition of South Carolina based RHNB Corporation ("RHNB"), the parent company of Rock Hill National Bank. As of October 31, 1994, RHNB and its subsidiary had assets of approximately $256 million. The registrant issued 881,000 shares of common stock in exchange for all of the outstanding shares of RHNB, for a total consideration of approximately $43 million.
     On November 15, 1994, the registrant purchased Dean Witter, Discover & Co.'s partnership interest in NationsSecurities. As of such date, NationsSecurities became wholly-owned and managed by the registrant.
     On February 22, 1995, the registrant's mortgage banking subsidiary entered into an agreement with Source One Mortgage Services Corporation to purchase a $10 billion residential mortgage servicing portfolio at a purchase price of approximately $190 million. This transaction is subject to certain regulatory conditions and other customary closing conditions and is expected to be completed on March 31, 1995.
     On February 23, 1995, the registrant's mortgage banking subsidiary entered into an agreement with KeyCorp and Key Bank of New York to purchase the residential mortgage servicing business of KeyCorp Mortgage Inc. The acquired assets will include primarily a $25 billion residential mortgage servicing portfolio, for which the registrant's subsidiary will pay approximately $350 million, a mortgage servicing operation employing about 500 people and other servicing-related assets, for which this subsidiary will pay approximately $150 million. This transaction is subject to certain regulatory conditions and other customary closing conditions and is expected to be completed on March 31, 1995.
                                       1

     As part of its operations, the registrant regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions and other businesses of a type eligible for bank holding company investment. In addition, the registrant regularly analyzes the values of, and submits bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. As a general rule, the registrant publicly announces such material acquisitions when a definitive agreement has been reached.
OPERATIONS
     The registrant provides a diversified range of banking and certain non-banking financial services and products through its various subsidiaries. The registrant manages its business activities through three major groups: the General Bank, the Global Finance Group (formerly named the Institutional Group) and the Financial Services Group. Table 2 (page 26) and the narrative comments under the caption "Customer Group Review" (pages 27 and 30) in the registrant's 1994 Annual Report to Shareholders are hereby incorporated by reference.
     The General Bank provides comprehensive services in the commercial and retail banking fields, including trust and private banking operations, the origination and servicing of home mortgage loans, the issuance and servicing of credit cards (through a Delaware subsidiary) and certain insurance services. The General Bank also offers full service brokerage services and discount brokerage services for its customers through subsidiaries of the registrant. As of December 31, 1994, the General Bank had approximately 1,929 banking offices located in the States of Florida, Georgia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, Texas and Virginia and the District of Columbia. The registrant had average deposits in 1994 of approximately $94 billion, of which $78 billion related to the General Bank. Average deposits of the General Bank by state jurisdictions were approximately: Maryland, Virginia and D.C. ($19 billion); Texas ($18 billion); Florida ($15 billion); North and South Carolina ($11 billion); Georgia ($7 billion); and Tennessee and Kentucky ($4 billion). The financial products and trust and private banking segments of the General Bank had $4 billion of average deposits in 1994. The General Bank also provides fully automated, 24-hour cash dispensing and depositing services throughout the states in which it is located, through approximately 2,100 automated teller machines.
     The Global Finance Group provides to domestic and international customers comprehensive corporate banking and investment banking services, including loan syndication, treasury management and leasing; underwriting, trading or distributing a wide range of securities (including bank-eligible securities and, to a limited extent, bank-ineligible securities as authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under
Section 20 of the Glass-Steagall Act); and options, futures, forwards and swaps on certain interest rate and commodity products, and spot and forward foreign exchange contracts. The Global Finance Group provides its services through various domestic offices as well as offices located in London, Frankfurt, Singapore, Mexico City, Grand Cayman, Nassau, Tokyo, Osaka, Paris and Hong Kong. In addition to these offices, the Global Finance Group has loan production offices located in New York City, Chicago, Los Angeles, Denver and Birmingham.
     The Financial Services Group consists of NationsCredit Corporation, primarily a consumer finance subsidiary, and Greyrock Capital Group Inc. (formerly named Nations Financial Capital Corporation), primarily a commercial finance subsidiary. NationsCredit Corporation, which has approximately 300 offices located in 32 states, provides consumer and retail loan programs and also offers inventory financing to manufacturers, importers and distributors. Greyrock Capital Group Inc., which has approximately 79 offices located in 24 states, engages in commercial equipment leasing and makes commercial loans for debt restructuring, merger and acquisition, real estate financing, equipment acquisition and working capital purposes; it also acquires consumer loans secured by automobiles and real estate.

GOVERNMENT SUPERVISION AND REGULATION
  GENERAL
     As a registered bank holding company, the registrant is subject to the supervision of, and to regular inspection by, the Federal Reserve Board. The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller"). The Banks are also subject to regulation by the Federal Deposit Insurance Corporation (the
                                       2

"FDIC") and other federal regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the registrant and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the registrant and its ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the registrant.
     Under the Act, the activities of the registrant, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as the registrant, are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board or to acquire more than 5% of any class of voting stock of any company.
     The Act also requires bank holding companies to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of any bank which is not already majority-owned by the bank holding company. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company will be able to acquire banks in states other than its home state beginning September 29, 1995. Until such provisions are effective, interstate acquisitions by bank holding companies will be subject to current Federal law, which provides that no application to acquire shares of a bank located outside of North Carolina (the state in which the operations of the Banks were principally conducted on the date the registrant became subject to the Act) may be approved by the Federal Reserve Board unless such acquisition is specifically authorized by the laws of the state in which the bank whose shares are to be acquired is located.
     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if such state enacts a law permitting such DE NOVO branching.
     As previously described, the registrant regularly evaluates merger and acquisition opportunities, and it anticipates that it will continue to evaluate such opportunities in light of the new legislation.
     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. In 1995, several bills have been introduced in Congress that would have the effect of broadening the securities underwriting powers of bank holding companies and, possibly, permitting bank holding companies to engage in nonfinancial activities. The likelihood and timing of any such proposals or bills and the impact they might have on the registrant and its subsidiaries, however, cannot be determined at this time.
  CAPITAL AND OPERATIONAL REQUIREMENTS
     The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The narrative comments under the caption "Capital Resources and Capital Management" (page 48) set forth in the 1994 Annual Report to Shareholders of the registrant are hereby incorporated by reference.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized,
                                       3
undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or 3 percent in some cases. Under these guidelines, each of the Banks is considered adequately or well capitalized.
     Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have proposed amendments to existing risk-based capital regulations to provide for the consideration of interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the determination of a bank's minimum capital requirements. Those proposals, while still under consideration, would require banks with interest rate risk in excess of defined thresholds to maintain additional capital beyond that generally required.
  DISTRIBUTIONS
     The registrant's funds for cash distributions to its shareholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, however, is dividends received from its banking subsidiaries. The amount of dividends that each Bank may declare in a calendar year without approval of the Comptroller is the Bank's net profits for that year, as defined by statute, combined with its net retained profits, as defined, for the preceding two years. In addition, from time to time the registrant applies for, and may receive, permission from the Comptroller for one or more of the Banks to declare special dividends. In 1995, the Banks can initiate dividend payments, without prior regulatory approval, of up to $1.0 billion plus an additional amount equal to their net profits for 1995 up to the date of any such dividend declaration.
     In addition to the foregoing, the ability of the registrant and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA as described above. Furthermore, the Comptroller may prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice. The right of the registrant, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
                                       4

  SOURCE OF STRENGTH
     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. In the event of a loss suffered or anticipated by the FDIC -- either as a result of default of a banking or thrift subsidiary of the registrant or related to FDIC assistance provided to a subsidiary in danger of default -- the other banking subsidiaries of the registrant may be assessed for the FDIC's loss, subject to certain exceptions.
ADDITIONAL INFORMATION
     The following information set forth in the 1994 Annual Report to Shareholders of the registrant is hereby incorporated by reference:
          Table 3 (pages 28 and 29) for average balance sheet amounts, related taxable-equivalent interest earned or paid, and related average yields earned and rates paid.
          Tables 3 (pages 28 and 29) and 4 (page 31) and the narrative comments under the caption "Net Interest Income" (pages 30 to 32) for changes in taxable-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.
          The narrative comments under the caption "Securities" (pages 37 and
     38) and Note 3 (pages 64 and 65) of the Notes to Consolidated Financial Statements for information on the book values, maturities and weighted average yields of the securities (by category) of the registrant.
          Tables 8 (page 36), 9 (page 37) and 20 (page 47) for distribution of loans and leases, selected loan maturity data and interest-rate risk.
          Table 14 (page 42), the narrative comments under the caption "Nonperforming Assets" (pages 43 and 44), and Note 1 (pages 62 and 63) of the Notes to Consolidated Financial Statements for information on the nonperforming assets of the registrant. The narrative comments under the captions "Concentrations of Credit Risk" (pages 44 and 45) and "Loans and Leases" (page 38) and Tables 15, 16 and 17 (pages 43 and 44) for a discussion of the characteristics of the loan and lease portfolio.
          Tables 12 (page 40) and 13 (page 41), the narrative comments under the captions "Provision for Credit Losses" (page 32) and "Allowance for Credit Losses" (pages 42 and 43) and Note 1 (page 62) of the Notes to Consolidated Financial Statements for information on the credit loss experience of the registrant.
          Tables 3 and 10 (pages 28 and 29 and page 38, respectively) and the narrative comments under the caption "Deposits" (page 38) for deposit information.
          "Six-Year Consolidated Statistical Summary" (page 79) for return on assets, return on equity and dividend payout ratio for 1989 through 1994, inclusive.
          Table 11 (page 39) and Note 7 (pages 68 and 69) of the Notes to Consolidated Financial Statements for information on the short-term borrowings of the registrant.
          All tables, graphs, charts, summaries and narrative on pages 1, 25 through 55, and 78 through 79 for additional data on the consolidated operations of the registrant and its majority-owned subsidiaries.
COMPETITION
     The activities in which the registrant, its non-banking subsidiaries and the Banks engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks and non-bank financial institutions, such as investment banking firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and without the United States. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and location of offices.
     The commercial banking business in the various local markets served by the registrant's non-banking subsidiaries and the Banks is highly competitive. The non-banking subsidiaries and the Banks compete with
                                       5
other commercial banks, savings and loan associations, finance companies and other businesses which provide similar services. The non-banking subsidiaries and the Banks actively compete in commercial lending activities with local, regional and international banks and non-bank financial organizations, some of which are larger than certain of the non-banking subsidiaries and the Banks. In its consumer lending operations, the non-banking subsidiaries and the Banks' competitors include other banks, savings and loan associations, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In the investment banking and brokerage business, the registrant's non-banking subsidiaries compete with other banking and investment banking firms, brokerage firms and mutual funds. The registrant's mortgage banking subsidiary competes with commercial banks, savings and loan associations, government agencies, mortgage brokers and other non-bank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banks also compete with other banks, insurance agents, financial counselors and other fiduciaries for personal trust business. The non-banking subsidiaries and the Banks also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit taking organizations, such as commercial banks, savings and loan associations and credit unions, as well as money market mutual funds. The non-banking subsidiaries and the Banks also actively compete for funds in the open market.
     The registrant's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and
Regulation -- General" for a more detailed discussion of interstate branching legislation and certain state legislation.
EMPLOYEES
     At December 31, 1994, the registrant and its subsidiaries had 61,484 full time equivalent employees. Of the foregoing employees, 35,401 were employed by the General Bank, 5,199 were employed by the Global Finance Group, 2,643 were employed by the Financial Services Group, 13,860 were employed by NationsBanc Services, Inc. (a subsidiary providing operational support services to the registrant and its subsidiaries) and the remainder were employed by the registrant holding company and the registrant's other banking and operating subsidiaries.
ITEM 2.  PROPERTIES
     The principal offices of the registrant are located in the 60-story NationsBank Corporate which is Center in Charlotte, North Carolina which is owned by a subsidiary of the registrant. The registrant occupies approximately 512,000 square feet at market rates under a lease which expires in 2002, and approximately 593,000 square feet of office space is available for lease to third parties at market rates. At December 31, 1994, approximately 96 percent was occupied by the registrant or subject to existing third party leases or letters of intention to lease.
     On January 3, 1995, NationsBank of North Carolina, N.A. merged with NationsBank of South Carolina, N.A. to form NationsBank, N.A. (Carolinas) ("NationsBank Carolinas"). The principal offices of NationsBank Carolinas are located in leased space in the 40-story NationsBank Plaza, Charlotte, North Carolina. NationsBank Carolinas is the major tenant of the building with approximately 648,000 square feet of the net rentable space, of which approximately 459,000 square feet of space is under a lease which expires in 2009 and the remaining space is under leases of shorter duration.
     The principal South Carolina offices of NationsBank Carolinas are located in approximately 93,000 square feet of leased space in the NationsBank Tower in Columbia, under a lease which expires in 1995 and is in the process of being renewed. NationsBank Carolinas, through subsidiaries, owns partnership interests in the building and the underlying land. In addition, NationsBank Carolinas maintains offices in approximately 81,000 square feet of leased space in NationsBank Plaza in Columbia under a lease that expires in 1999. NationsBank Carolinas has four five-year renewal options on this space.
     The principal offices of NationsBank of Texas, N.A. ("NationsBank Texas") are located in approximately 667,000 square feet of leased space in the 72-story NationsBank Plaza in Dallas. NationsBank Texas is the major tenant of the building under a lease which expires in 2001 with renewal options through 2011.
                                       6

     The principal offices of NationsBank of Florida, N.A. ("NationsBank Florida") are located in approximately 273,000 square feet of leased space in the NationsBank Plaza in downtown Tampa. The lease is on a staggered schedule such that the upper floors expire in 1996 while the lower floors and branch bank expire in 2000. NationsBank Florida has four five-year renewal options on this space.
     The principal offices of NationsBank of Georgia, N.A. ("NationsBank Georgia") are located in leased space in the 55-story NationsBank Plaza in Atlanta. The registrant, through a subsidiary, is a partner in CSC Associates, L.P., a partnership that was formed with Cousins Properties Incorporated for the development and ownership of the office tower. NationsBank Georgia is the major tenant of the building with approximately 579,000 square feet of the net rentable space, under a lease that expires in 2012. NationsBank Georgia has three ten-year renewal options on this space. Of the approximately 656,000 remaining square feet, 417,000 square feet has been leased to third parties, with 239,000 remaining square feet available for lease to third parties at market rates.
     On March 8, 1995, NationsBank of Virginia, N.A. merged with NationsBank, N.A. to form NationsBank, N.A. The principal offices of NationsBank, N.A. are located in approximately 383,000 square feet of space in NationsBank Center in Richmond, Virginia, a facility that is owned by NationsBank, N.A. The remaining approximately 152,000 square feet are leased to a third party tenant.
     The principal Maryland offices of NationsBank, N.A. are located in approximately 145,000 square feet of leased space in the Rockledge Executive Center in Bethesda under a lease that expires in 2002. NationsBank, N.A. has two five-year renewal options on this space. The approximately 6,500 square feet of space remaining is occupied by a third party under a sub-lease with NationsBank, N.A. The sub-lease, which is at market rates, expires in April 1997 with one five-year renewal option.
     The principal offices of NationsBank of Tennessee, N.A. ("NationsBank Tennessee") are located in approximately 220,000 square feet of leased space in NationsBank Plaza in Nashville under a lease that expires in 2012. NationsBank Tennessee has two ten-year and one five-year renewal options on this space.
     The principal offices of NationsCredit are located in approximately 136,000 square feet of space in Allentown, Pennsylvania in a facility that is owned by NationsCredit. In addition, NationsCredit has approximately 300 leased premises around the country.
     The principal offices of Greyrock Capital Group Inc. are located in approximately 42,880 square feet of leased space in Canterbury Green in Stamford, Connecticut, under a lease which expires in 1997. Greyrock Capital Group Inc., through subsidiaries or branch offices, leases space in the following states: Alabama, Arizona, California, Florida, Georgia, Hawaii, Illinois, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, New Jersey, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin.
     As of December 31, 1994, the registrant and its subsidiaries conducted their banking and bank-related activities in both leased and owned facilities throughout the jurisdictions in which the Banks are located, as follows:

                                                    APPROXIMATE             APPROXIMATE
                                                      LEASED                   OWNED
                                                    FACILITIES              FACILITIES
North Carolina and South Carolina                       365                     166
Texas                                                   180                     150
Florida                                                 249                     251
Virginia, Maryland and D.C.                             423                     234
Georgia                                                 113                     155
Tennessee                                                98                      76
Delaware                                                  2                       0
Kentucky                                                  7                       3

ITEM 3.  LEGAL PROCEEDINGS
     In the ordinary course of business, the registrant and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings substantial money damages are asserted against the registrant and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, banking and other laws. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the registrant's financial position or results of operations.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to security holders in the fourth quarter of the registrant's fiscal year.
                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS
     The principal market on which the registrant's Common Stock (the "Common Stock") is traded is the New York Stock Exchange. The registrant also listed certain of its shares of Common Stock for trading on the Pacific Stock Exchange and on the Tokyo Stock Exchange. The high and low sales prices of Common Stock on the Composite Tape, as reported in published financial sources, for each quarterly period indicated below are as follows:

       QUARTER                HIGH            LOW
1993   first               $        58    $    49 1/2
       second                   57 7/8             45
       third                    53 5/8         48 1/4
       fourth                   53 1/4         44 1/2
1994   first                    50 7/8         44 3/8
       second                   57 3/8         44 1/2
       third                        56         47 1/8
       fourth                   50 3/4         43 3/8

     As of December 31, 1994, there were 105,774 record holders of Common Stock. During 1993 and 1994, the registrant paid dividends on the Common Stock on a quarterly basis, which aggregated $1.64 per share in 1993 and $1.88 per share in 1994. For additional information regarding the registrant's ability to pay dividends, see "Government Supervision and Regulation -- Distributions." The seventh paragraph of Note 7 (page 69) and Note 10 (page 70) of the Notes to Consolidated Financial Statements in the registrant's 1994 Annual Report to Shareholders are hereby incorporated by reference.
ITEM 6.  SELECTED FINANCIAL DATA
     The information set forth in Table 1 (page 25) in the registrant's 1994 Annual Report to Shareholders is hereby incorporated by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     All of the information set forth under the captions "Management's Discussion and Analysis -- 1994 Compared to 1993" (pages 25 through 53), "Management's Discussion and Analysis -- 1993 Compared to 1992" (pages 54 and
55), "Report of Management" (page 56) and all tables, graphs and charts presented under the foregoing captions, in the 1994 Annual Report to Shareholders of the registrant is hereby incorporated by reference.
                                       8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following information set forth in the 1994 Annual Report to Shareholders of the registrant is hereby incorporated by reference:
     The Consolidated Financial Statements and Notes to Consolidated Financial Statements of NationsBank Corporation and Subsidiaries, together with the report thereon of Price Waterhouse LLP dated January 13, 1995 (pages 57 through 77); the unaudited information presented in Table 22 (page 50); and the narrative comments under the caption "Fourth Quarter Review" (page 51).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.
                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information set forth under the caption "Election of Directors" on pages 3 through 11 of the definitive 1995 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on April 26, 1995 (the "1995 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with the registrant, business experience, directorships in other public companies, service on the registrant's Board and certain family relationships, and information set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 14 of the 1995 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each executive officer of the registrant are listed below along with such officer's business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which any officer was selected.
     Fredric J. Figge, II, age 58, Chairman, Corporate Risk Policy of the registrant and of the Banks. Mr. Figge was named Chairman, Corporate Risk Policy in October, 1993 and prior to that time served as Chairman, Credit Policy of the registrant and of the Banks. He first became an officer in 1987.
     James H. Hance, Jr., age 50, Vice Chairman and Chief Financial Officer of the registrant. Mr. Hance was named Chief Financial Officer in August, 1988, also served as Executive Vice President from March, 1987 to December 31, 1991 and was named Vice Chairman in October, 1993. He first became an officer in 1987. He also serves as a director of NationsBank, N.A., NationsBank Carolinas, NationsBank Tennessee and various other subsidiaries of the registrant.
     Kenneth D. Lewis, age 47, President of the registrant. Mr. Lewis was named to his present position in October, 1993. Prior to that time, from June, 1990 to October, 1993 he served as President of the registrant's General Bank and from August, 1988 to June, 1990, he served as President of NationsBank Texas. He first became an officer in 1971. Mr. Lewis also serves as a director of NationsBank, N.A., NationsBank Florida, NationsBank Georgia and NationsBank Texas.
     Hugh L. McColl, Jr., age 59, Chairman of the Board and Chief Executive Officer of the registrant and Chief Executive Officer of the Banks. He first became an officer in 1962. Mr. McColl was Chairman of the registrant from September, 1983 until December 31, 1991, and was re-appointed Chairman on December 31, 1992. He also serves as a director of the registrant and NationsBank Texas.
     Marc D. Oken, age 48, Executive Vice President and Principal Accounting Officer of the registrant. He first became an officer in 1989.
     James W. Thompson, age 55, Vice Chairman of the registrant and Chairman of NationsBank East. Mr. Thompson was named Vice Chairman in October, 1993, and as Chairman of NationsBank East on
                                       9

December 31, 1991. He first became an officer in 1963. He also serves as chairman of the boards of directors of NationsBank, N.A. and NationsBank Carolinas.
ITEM 11.  EXECUTIVE COMPENSATION
     Information with respect to current remuneration of executive officers, certain proposed remuneration to them, their options and certain indebtedness and other transactions set forth in the 1995 Proxy Statement (i) under the caption "Board of Directors' Compensation" on pages 16 and 17 thereof, (ii) under the caption "Executive Compensation" on pages 18 and 19 thereof, (iii) under the caption "Retirement Plans" on pages 19 and 20 thereof, (iv) under the caption "Deferred Compensation Plan" on pages 20 and 21 thereof, (v) under the caption "Benefit Security Trust" on page 21 thereof, (vi) under the caption "Stock Options" on page 22 thereof, (vii) under the caption "Compensation Committee Interlocks and Insider Participation" on page 29 thereof, and (viii) under the caption "Certain Transactions" on pages 29 through page 32 thereof, is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The security ownership information required by Item 403 of Regulation S-K relating to persons who beneficially own more than 5% of the outstanding shares of Common Stock or ESOP Preferred Stock, as well as security ownership information relating to directors, nominees and named executive officers individually and directors and executive officers as a group, is hereby incorporated by reference to the ownership information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 12 through 14 of the 1995 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information with respect to relationships and related transactions between the registrant and any director, nominee for director, executive officer, security holder owning 5% or more of the registrant's voting securities or any member of the immediate family of any of the above, as set forth in the 1995 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" on page 29 and under the caption "Certain Transactions" on pages 29 through 32 thereof, is, to the extent such information is required by Item 404 of Regulation S-K, hereby incorporated by reference.
                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
          a. The following documents are filed as part of this report:

PAGE IN

ANNUAL

REPORT*
         (1)   Financial Statements:
               Report of Independent
Accountants.......................................................   57
               Consolidated Statement of Income for the three years ended
                 December 31,
1994.....................................................................   58
               Consolidated Balance Sheet at December 31, 1994 and
1993................................   59
               Consolidated Statement of Cash Flows for the three years ended
                 December 31,
1994.....................................................................   60
               Consolidated Statement of Changes in Shareholders' Equity for
the three years ended
                 December 31,
1994.....................................................................   61
               Notes to Consolidated Financial
Statements..............................................   62-77
               * Incorporated by reference from the indicated pages of the 1994
Annual Report to
                 Shareholders.
         (2)   All schedules are omitted because they are not applicable or the required

                                       10

               information is shown in the financial statements or notes thereto.

          b. The following reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 1994:
             Current Report on Form 8-K dated September 28, 1994 and filed October 3, 1994, Item 5.
             Current Report on Form 8-K dated December 20, 1994 and filed December 22, 1994, Items 5 and 7.
          c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5, including executive compensation plans and arrangements which are identified separately by asterisk).
     With the exception of the information herein expressly incorporated by reference, the 1994 Annual Report to Shareholders and the 1995 Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.
                                       11

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        NATIONSBANK CORPORATION
Date: March 30, 1995                    By:   */s/    JAMES H. HANCE, JR.
                                                    JAMES H. HANCE, JR.
                                                     VICE CHAIRMAN AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE
TITLE                           DATE
          */s/      HUGH L. MCCOLL, JR.           Chairman of the Board
and                     March 30, 1995
                                                    Chief Executive Officer
             (HUGH L. MCCOLL, JR.)
          */s/       JAMES H. HANCE, JR.          Vice Chairman
and                             March 30, 1995
                                                    Chief Financial Officer
             (JAMES H. HANCE, JR.)                  (Principal Financial Officer)
            */s/         MARC D. OKEN             Executive Vice
President                      March 30, 1995
                                                    (Principal Accounting
Officer)
                 (MARC D. OKEN)
           */s/        RONALD W. ALLEN
Director                                      March 30, 1995
               (RONALD W. ALLEN)
           */s/    WILLIAM M. BARNHARDT
Director                                      March 30, 1995
             (WILLIAM M. BARNHARDT)
            */s/        THOMAS M. BELK
Director                                      March 30, 1995
                (THOMAS M. BELK)
           */s/        THOMAS E. CAPPS
Director                                      March 30, 1995
               (THOMAS E. CAPPS)
           */s/     R. EUGENE CARTLEDGE
Director                                      March 30, 1995
             (R. EUGENE CARTLEDGE)
           */s/       CHARLES W. COKER
Director                                      March 30, 1995
               (CHARLES W. COKER)
           */s/       THOMAS G. COUSINS
Director                                      March 30, 1995
              (THOMAS G. COUSINS)
           */s/        ALAN T. DICKSON
Director                                      March 30, 1995
               (ALAN T. DICKSON)
           */s/      W. FRANK DOWD, JR.
Director                                      March 30, 1995
              (W. FRANK DOWD, JR.)

                                      II-1

                   SIGNATURE
TITLE                           DATE
           */s/            A. L. ELLIS
Director                                      March 30, 1995
                 (A. L. ELLIS)
            */s/          PAUL FULTON
Director                                      March 30, 1995
                 (PAUL FULTON)
         */s/     L. L. GELLERSTEDT, JR.
Director                                      March 30, 1995
            (L. L. GELLERSTEDT, JR.)
           */s/       TIMOTHY L. GUZZLE
Director                                      March 30, 1995
              (TIMOTHY L. GUZZLE)
           */s/       E. BRONSON INGRAM
Director                                      March 30, 1995
              (E. BRONSON INGRAM)
            */s/         W. W. JOHNSON
Director                                      March 30, 1995
                (W. W. JOHNSON)
            */s/          BUCK MICKEL
Director                                      March 30, 1995
                 (BUCK MICKEL)
           */s/         JOHN J. MURPHY
Director                                      March 30, 1995
                (JOHN J. MURPHY)

Director                                      March   , 1995
                (JOHN C. SLANE)
            */s/          JOHN W. SNOW
Director                                      March 30, 1995
                 (JOHN W. SNOW)

Director                                      March   , 1995
             (MEREDITH R. SPANGLER)

Director                                      March   , 1995
              (ROBERT H. SPILMAN)
         */s/    WILLIAM W. SPRAGUE, JR.
Director                                      March 30, 1995
           (WILLIAM W. SPRAGUE, JR.)
            */s/       RONALD TOWNSEND
Director                                      March 30, 1995
               (RONALD TOWNSEND)
           */s/         JACKIE M. WARD
Director                                      March 30, 1995
                (JACKIE M. WARD)
           */s/      MICHAEL WEINTRAUB
Director                                      March 30, 1995
              (MICHAEL WEINTRAUB)
*By: /S/       CHARLES M. BERGER
         CHARLES M. BERGER, ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

EXHIBIT NO.                                            DESCRIPTION
     1.        Not Applicable.
     2.        Not Applicable.
     3.        (a)    Restated Articles of Incorporation of registrant, as in
effect on the date hereof,
                      incorporated by reference to Exhibit 3(i) of registrant's
Quarterly Report on Form
                      10-Q dated August 12, 1994.
               (b)    Amended and Restated Bylaws of registrant, as in effect
on the date hereof,
                      incorporated by reference to Exhibit 3(b) of registrant's
Annual Report on Form 10-K
                      dated March 25, 1992.
     4.        (a)    Specimen certificate of registrant's Common Stock,
incorporated by reference to
                      Exhibit 4.1 of registrant's Registration No. 33-45542.
               (b)    Specimen certificate of registrant's ESOP Convertible
Preferred Stock, Series C,
                      incorporated by reference to Exhibit 4(c) of registrant's
Annual Report on Form 10-K
                      dated March 25, 1992.
               (c)    Indenture dated as of March 1, 1974 between registrant
and Manufacturers Hanover
                      Trust Company, including the form of the Debenture,
pursuant to which registrant
                      issued its 8 3/8% Sinking Fund Debentures, due 1999,
incorporated by reference to
                      Exhibit 2 of registrant's Registration No. 2-50151.
               (d)    Indenture dated as of August 1, 1982 between registrant
and Morgan Guaranty Trust
                      Company of New York, pursuant to which registrant issued
its 7 3/4% Debentures, due
                      2002, incorporated by reference to Exhibit 4.2 of
registrant's Registration No.
                      2-78530.
               (e)    Indenture dated as of October 1, 1986 between registrant
and Security Pacific
                      National Trust Company (New York), pursuant to which
registrant issued its 8 1/2%
                      Notes, due 1996, incorporated by reference to Exhibit 4.1
of registrant's
                      Registration No. 33-7221.
               (f)    Indenture dated as of March 30, 1989 between registrant
and The Bank of New York,
                      including the form of Notes, pursuant to which registrant
issued its 10 1/2%
                      Subordinated Notes, due 1999, incorporated by reference
to Exhibit 4.2 of
                      registrant's Registration No. 33-27918.
               (g)    Indenture dated as of September 1, 1989 between
registrant and The Bank of New York,
                      pursuant to which registrant issued its 9 3/8%
Subordinated Notes, due 2009; its
                      10.20% Subordinated Notes, due 2015; its 9 1/8%
Subordinated Notes, due 2001; and its
                      8 1/8% Subordinated Notes, due 2002, incorporated by
reference to Exhibit 4.1 of
                      registrant's Registration No. 33-30717.
               (h)    Indenture dated as of January 1, 1992 between registrant
and BankAmerica Trust
                      Company of New York, pursuant to which registrant issued
its 6 5/8% Senior Notes, due
                      1998; and its 5 3/8% Senior Notes, due 1995, incorporated
by reference to Exhibit 4.1
                      of registrant's Registration No. 33-54784.
               (i)    Indenture dated as of November 1, 1992 between registrant
and The Bank of New York,
                      pursuant to which registrant issued its 6 7/8%
Subordinated Notes, due 2005,
                      incorporated by reference to Exhibit 4.1 of registrant's
Amendment to Application or
                      Report on Form 8 dated March 1, 1993.
               (j)    First Supplemental Indenture dated as of July 1, 1993 to
the Indenture dated as of
                      January 1, 1992 between registrant and BankAmerica
National Trust company (formerly
                      BankAmerica Trust Company of New York), pursuant to which
registrant issued its
                      Senior Medium-Term Notes, Series A, B and C; its 4 3/4%
Senior Notes, due 1996; its
                      5 1/8% Senior Notes, due 1998; its 5 3/8% Senior Notes,
due 2000; and its 7 1/2%
                      Senior Notes, due 1997, incorporated by reference to
Exhibit 4.1 of registrant's
                      Report on Form 8-K dated July 6, 1993.
               (k)    First Supplemental Indenture dated as of July 1, 1993 to
the Indenture dated as of
                      November 1, 1992 between registrant and The Bank of New
York, pursuant to which
                      registrant issued its Subordinated Medium-Term Notes,
Series A and B; its 6 1/2%
                      Subordinated Notes, due 2003; and its 7 3/4% Subordinated
Notes, due 2004,
                      incorporated by reference to Exhibit 4.4 of registrant's
Report on Form 8-K dated
                      July 6, 1993.

EXHIBIT NO.                                            DESCRIPTION
               (l)    Indenture dated as of January 1, 1995 between registrant
and BankAmerica National
                      Trust Company, pursuant to which registrant issued its
Floating Rate Senior Notes,
                      due 1998, incorporated by reference to Exhibit 4.1 of
registrant's Registration No.
                      33-57533.
               (m)    The registrant has other long-term debt agreements, but
these are not material in
                      amount. Copies of these agreements will be furnished to
the Commission on request.
     5.        Not Applicable.
     6.        Not Applicable.
     7.        Not Applicable.
     8.        Not Applicable.
     9.        None.
    10.        (a)    Limited Partnership Agreement of CSC Associates, L. P.,
between The Citizens and
                      Southern Corporation and Cousins Properties Incorporated
dated as of September 29,
                      1989, including Transfer of Partnership Interest between
The Citizens and Southern
                      Corporation and C&S Premises, Inc. and First Amendment
thereto, both of which are
                      incorporated by reference to Exhibit 10(ss) of
registrant's Annual Report on Form
                      10-K dated March 25, 1992; and Second Amendment thereto
dated as of December 31,
                      1990.
               (b)    Employment Agreement between registrant and A. L. Ellis,
incorporated by reference to        *
                      Exhibit 2 of registrant's Registration No. 2-88129.
               (c)    The NationsBank Retirement Savings Plan, as effective
January 1, 1993, incorporated          *
                      by reference to Exhibit 10(d) of registrant's Annual
Report on Form 10-K dated March
                      30, 1994; and Amendment thereto dated as of December 31,
1993.
               (d)    Investment Trust Agreement Under The NationsBank
Retirement Savings Plan, as                 *
                      effective January 1, 1993, incorporated by reference to
Exhibit 10(e) of registrant's
                      Annual Report on Form 10-K dated March 30, 1994.
               (e)    ESOP Trust Agreement Under The NationsBank Retirement
Savings Plan, as effective             *
                      January 1, 1993, incorporated by reference to Exhibit
10(f) of registrant's Annual
                      Report on Form 10-K dated March 30, 1994.
               (f)    Ancillary Trust Agreement for the Investment Trust of The
NationsBank Retirement             *
                      Savings Plan, as effective January 1, 1993, incorporated
by reference to Exhibit
                      10(g) of registrant's Annual Report on Form 10-K dated
March 30, 1994.
               (g)    Independent Agency Agreement for the Investment Trust of
The NationsBank Retirement          *
                      Savings Plan, as effective January 1, 1993, incorporated
by reference to Exhibit
                      10(h) of registrant's Annual Report on Form 10-K dated
March 30, 1994.
               (h)    Description of the 1994 NationsBank Corporate Management
Incentive Plan.                     *
               (i)    NationsBank Corporation and Designated Subsidiaries
Directors' Retirement Plan,              *
                      incorporated by reference to Exhibit 10(f) of
registrant's Annual Report on Form 10-K
                      dated March 27, 1991; and Amendment thereto dated as of
September 28, 1994.
               (j)    NationsBank Corporation and Designated Subsidiaries
Supplemental Executive Retirement        *
                      Plan; Amendment thereto dated as of June 28, 1989,
incorporated by reference to
                      Exhibit 10(g) of registrant's Annual Report on Form 10-K
dated March 28, 1990;
                      Amendment thereto dated as of June 27, 1990, incorporated
by reference to Exhibit
                      10(g) of registrant's Annual Report on Form 10-K dated
March 27, 1991; Amendment
                      thereto dated as of July 21, 1991, incorporated by
reference to Exhibit 10(bb) of
                      registrant's Annual Report on Form 10-K dated March 25,
1992; Amendment thereto dated
                      as of December 3, 1992 and Amendment thereto dated as of
December 15, 1992, both of
                      which are incorporated by reference to Exhibit 10(l) of
registrant's Annual Report on
                      Form 10-K dated March 24, 1993; and Amendment thereto
dated as of September 28, 1994.

EXHIBIT NO.                                            DESCRIPTION
               (k)    NationsBank Corporation and Designated Subsidiaries
Deferred Compensation Plan for           *
                      Key Employees; Amendment thereto dated as of June 28,
1989, incorporated by reference
                      to Exhibit 10(h) of registrant's Annual Report on Form
10-K dated March 28, 1990;
                      Amendment thereto dated as of June 27, 1990, incorporated
by reference to Exhibit
                      10(h) of registrant's Annual Report on Form 10-K dated
March 27, 1991; Amendment
                      thereto dated as of July 21, 1991, incorporated by
reference to Exhibit 10(bb) of
                      registrant's Annual Report on Form 10-K dated March 25,
1992; and Amendment thereto
                      dated as of December 3, 1992, incorporated by reference
to Exhibit 10(m) of
                      registrant's Annual Report on Form 10-K dated March 24,
1993.
               (l)    1986 Restricted Stock Award Plan of NationsBank
Corporation, as amended, incorporated        *
                      by reference to Exhibit 10(n) of registrant's Annual
Report on Form 10-K dated March
                      24, 1993.
               (m)    The NationsBank Pension Plan, as effective January 1,
1993, incorporated by reference        *
                      to Exhibit 10(n) of registrant's Annual Report on Form
10-K dated March 30, 1994; and
                      Amendments thereto dated as of September 28, 1994,
December 15, 1994 and December 28,
                      1994.
               (n)    NationsBank Corporation and Designated Subsidiaries
Supplemental Retirement Plan,            *
                      incorporated by reference to Exhibit 10(o) of
registrant's Annual Report on Form 10-K
                      dated March 30, 1994; Amendment thereto dated as of June
28, 1989, incorporated by
                      reference to Exhibit 10(k) of registrant's Annual Report
on Form 10-K dated March 28,
                      1990; Amendment thereto dated as of June 27, 1990,
incorporated by reference to
                      Exhibit 10(k) of registrant's Annual Report on Form 10-K
dated March 27, 1991;
                      Amendment thereto dated as of July 21, 1991, incorporated
by reference to Exhibit
                      10(bb) of registrant's Annual Report on Form 10-K dated
March 25, 1992; Amendment
                      thereto dated as of December 3, 1992 and Amendment
thereto dated as of December 4,
                      1992, both of which are incorporated by reference to
Exhibit 10(p) of registrant's
                      Annual Report on Form 10-K dated March 24, 1993.
               (o)    NationsBank Corporation and Designated Subsidiaries
Supplemental Executive Retirement        *
                      Plan for Senior Management Employees; Amendment thereto
dated as of June 28, 1989,
                      incorporated by reference to Exhibit 10(1) of
registrant's Annual Report on Form 10-K
                      dated March 28, 1990; Amendment thereto dated as of June
27, 1990, incorporated by
                      reference to Exhibit 10(1) of registrant's Annual Report
on Form 10-K dated March 27,
                      1991; Amendment thereto dated as of July 21, 1991,
incorporated by reference to
                      Exhibit 10(bb) of registrant's Annual Report on Form 10-K
dated March 25, 1992;
                      Amendment thereto dated as of December 3, 1992 and
Amendment thereto dated as of
                      December 15, 1992, both of which are incorporated by
reference to Exhibit 10(q) of
                      registrant's Annual Report on Form 10-K dated March 24,
1993; and Amendment thereto
                      dated as of September 28, 1994.
               (p)    Split Dollar Agreement dated as of February 1, 1990
between registrant and Hugh L.           *
                      McColl III, as Trustee for the benefit of Hugh L. McColl,
Jr. and Jane S. McColl,
                      incorporated by reference to Exhibit 10(s) of
registrant's Annual Report on Form 10-K
                      dated March 27, 1991.
               (q)    NationsBank Corporation Benefit Security Trust dated as
of June 27, 1990,                    *
                      incorporated by reference to Exhibit 10(t) of
registrant's Annual Report on Form 10-K
                      dated March 27, 1991; and First Supplement thereto dated
as of November 30, 1992,
                      incorporated by reference to Exhibit 10(v) of
registrant's Annual Report on Form 10-K
                      dated March 24, 1993.
               (r)    The NationsBank Retirement Savings Restoration Plan, as
effective January 1, 1994,           *
                      incorporated by reference to Exhibit 10(t) of
registrant's Annual Report on Form 10-K
                      dated March 30, 1994.
               (s)    Employment Arrangement with Fredric J. Figge, II dated
July 27, 1987, incorporated by        *
                      reference to Exhibit 10(tt) of registrant's Annual Report
on Form 10-K dated March
                      25, 1992.

EXHIBIT NO.                                            DESCRIPTION
               (t)    Business Asset Purchase Agreement dated November 17, 1992
among NationsBanc Financial
                      Services and the other Purchasers named or to be named
therein and Chrysler First,
                      Inc. and the other sellers named therein, incorporated by
reference to Exhibit 28.2
                      of registrant's Report on Form 8-K dated December 2, 1992.
               (u)    Agreement and Plan of Consolidation between registrant
and MNC Financial, Inc.,
                      incorporated by reference to Exhibit 28.4 of registrant's
Quarterly Report on Form
                      10-Q dated August 11, 1992; Amendment thereto dated as of
September 28, 1992,
                      incorporated by reference to Exhibit 28.1 of registrant's
Report on Form 8-K dated
                      October 2, 1992; and Amendment thereto dated as of
November 30, 1992, incorporated by
                      reference to Exhibit 28.6 of registrant's Report on Form
8-K dated December 2, 1992.
               (v)    NationsBank Corporation Executive Incentive Compensation
Plan, as effective January          *
                      1, 1994; and Amendment thereto dated as of September 28,
1994.
               (w)    NationsBank Corporation Key Employee Deferral Plan, as
effective October 1, 1994.            *
               (x)    NationsBank Corporation Director Deferral Plan, as
effective January 1, 1995.                *
               (y)    Special Trust Agreement under The NationsBank Pension
Plan, as effective December 31,        *
                      1994.
    11.        Earnings per share computation.
    12.        (a) Ratio of Earnings to Fixed Charges.
               (b) Ratio of Earnings to Fixed Charges and Preferred Dividends.
    13.        1994 Annual Report to Shareholders. This exhibit filed via EDGAR contains only those
               portions of the Annual Report that are incorporated by reference.
    14.        Not Applicable.
    15.        Not Applicable.
    16.        None.
    17.        Not Applicable.
    18.        None.
    19.        Not Applicable.
    20.        Not Applicable.
    21.        List of Subsidiaries of Registrant.
    22.        None.
    23.        Consent of Price Waterhouse LLP.
    24.        (a) Power of Attorney.
               (b) Corporate Resolution.
    25.        Not Applicable.
    26.        Not Applicable.
    27.        Financial Data Schedule.
    28.        None.
    99.        None.


* Denotes executive compensation plan or arrangements.
                                      E-4