Form 10-Q
period 1995-03-31
NATIONSBANK CORP
filed 1995-05-15
CIK 70858

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   Form 10-Q



(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the quarterly period ended         March 31, 1995
                                              ------------------

                                      OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the transition period from                   to
                                        -----------------    -----------------

                       Commission file number   1-6523

                            NationsBank Corporation
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                                56-0906609
- ------------------------------------------------------------------------------
       (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

         NationsBank Corporate Center, Charlotte, North Carolina 28255
- ------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (704) 386-5000
- ------------------------------------------------------------------------------
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

On April 30, 1995, there were 271,404,569 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

March 31, 1995 Form 10-Q

Index

                                                                           Page
                                                                           ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Income for the Three Months Ended
         March 31, 1995 and 1994..............................................3

         Consolidated Balance Sheet on March 31, 1995, December 31, 1994
         and March 31, 1994...................................................4

         Consolidated Statement of Cash Flows for the Three Months Ended
         March 31, 1995 and 1994..............................................5

         Consolidated Statement of Changes in Shareholders' Equity for
         the Three Months Ended March 31, 1995 and 1994.......................6

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition.................................................12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................36

Signature....................................................................37

Index to Exhibits............................................................38

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)
                                                                        Three Months
                                                                       Ended March 31
                                                                  ------------------------
                                                                       1995         1994
                                                                  ------------------------
Income from Earning Assets
  Interest and fees on loans..................................... $    2,176   $    1,757
  Lease financing income.........................................         50           30
  Interest and dividends on securities
    Held for investment..........................................        234          151
    Available for sale...........................................        106          179
  Interest and fees on loans held for sale.......................          1           11
  Time deposits placed and other short-term investments..........         40           14
  Federal funds sold.............................................         16            6
  Securities purchased under agreements to resell................        214           81
  Trading account securities.....................................        233          169
                                                                  ------------------------
    Total income from earning assets.............................      3,070        2,398
                                                                  ------------------------
Interest Expense
  Deposits.......................................................        783          519
  Borrowed funds.................................................        598          301
  Trading account liabilities....................................        222          153
  Long-term debt and obligations under capital leases............        160          137
                                                                  ------------------------
    Total interest expense.......................................      1,763        1,110
                                                                  ------------------------
Net interest income..............................................      1,307        1,288
Provision for credit losses......................................         70          100
                                                                  ------------------------
Net credit income................................................      1,237        1,188
Gains on sales of securities.....................................          1           14
Noninterest income...............................................        726          680
Other real estate owned expense..................................          2            5
Noninterest expense..............................................      1,288        1,219
                                                                  ------------------------
Income before income taxes.......................................        674          658
Income tax expense...............................................        231          241
                                                                  ------------------------
Net income....................................................... $      443   $      417
                                                                  ========================
Net income available to common shareholders...................... $      441   $      414
                                                                  ========================
Per-share information
  Earnings per common share...................................... $     1.60   $     1.52
                                                                  ========================
  Fully diluted earnings per common share........................ $     1.58   $     1.51
                                                                  ========================
  Dividends per common share..................................... $     0.50   $     0.46
                                                                  ========================
Average common shares(in thousands)..............................    276,415      271,947
                                                                  ========================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
- -----------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)
                                                                                          March 31   December 31    March 31
                                                                                            1995         1994        1994
                                                                                       --------------------------------------
Assets
  Cash and cash equivalents........................................................... $     7,975  $     9,582  $     8,178
  Time deposits placed and other short-term investments...............................       2,750        2,159        1,148
  Securities
    Held for investment, at cost (market value - $17,208; $17,101 and $14,244)........      17,546       17,800       14,442
    Available for sale................................................................       8,962        8,025       15,927
                                                                                       --------------------------------------
      Total securities................................................................      26,508       25,825       30,369
                                                                                       --------------------------------------

  Loans held for sale.................................................................         286          318          595
  Trading account assets..............................................................      16,613        9,941       12,285
  Federal funds sold..................................................................       2,086          960        1,084
  Securities purchased under agreements to resell.....................................      11,602       10,152       10,895

  Loans and leases, net of unearned income............................................     105,704      102,367       92,130
  Factored accounts receivable........................................................       1,224        1,004        1,637
                                                                                       --------------------------------------
    Loans, leases and factored accounts receivable, net of unearned income............     106,928      103,371       93,767
                                                                                       --------------------------------------
  Allowance for credit losses.........................................................      (2,174)      (2,186)      (2,187)
  Premises, equipment and lease rights, net...........................................       2,451        2,439        2,258
  Customers' acceptance liability.....................................................         821          684          718
  Interest receivable.................................................................       1,256        1,408        1,002
  Purchased mortgage servicing rights.................................................         705          195          104
  Goodwill............................................................................       1,054        1,047          825
  Core deposit and other intangibles..................................................         453          470          460
  Other assets........................................................................       4,540        3,239        3,570
                                                                                       --------------------------------------
                                                                                       $   183,854  $   169,604  $   165,071
Liabilities                                                                            ======================================
  Deposits
    Noninterest-bearing............................................................... $    20,264  $    21,380  $    20,172
    Savings...........................................................................       8,844        9,037        9,111
    NOW and money market deposit accounts.............................................      28,124       29,752       30,155
    Time..............................................................................      28,214       27,698       26,785
    Foreign time......................................................................      15,297       12,603        4,533
                                                                                       --------------------------------------
      Total deposits..................................................................     100,743      100,470       90,756
                                                                                       --------------------------------------
  Federal funds purchased.............................................................       5,084        3,993        6,934
  Securities sold under agreements to repurchase......................................      27,798       21,977       26,332
  Commercial paper....................................................................       2,786        2,519        2,046
  Other short-term borrowings.........................................................       6,423        5,640        4,797
  Trading account liabilities.........................................................      14,639       11,426       10,554
  Liability to factoring clients......................................................         682          586          824
  Acceptances outstanding.............................................................         821          684          718
  Accrued expenses and other liabilities..............................................       3,716        2,810        3,763
  Long-term debt and obligations under capital leases.................................       9,816        8,488        8,175
                                                                                       --------------------------------------
      Total liabilities...............................................................     172,508      158,593      154,899
                                                                                       --------------------------------------

Shareholders' Equity
  Preferred stock: authorized - 45,000,000 shares
    ESOP Convertible, Series C: issued - 2,590,563; 2,606,657 and 2,673,406 shares....         110          111          114
  Common stock: authorized - 800,000,000; 800,000,000 and 500,000,000 shares;
    issued - 275,418,276; 276,451,552 and 274,537,247 shares..........................       4,684        4,740        4,655
  Retained earnings...................................................................       6,753        6,451        5,575
  Other, including loan to ESOP trust.................................................        (201)        (291)        (172)
                                                                                       --------------------------------------
      Total shareholders' equity......................................................      11,346       11,011       10,172
                                                                                       --------------------------------------
                                                                                       $   183,854  $   169,604  $   165,071
                                                                                       ======================================

See accompanying notes to consolidated financial statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
- -------------------------------------------------------------------------------------------------------------
(Dollars in Millions)
                                                                                              Three Months
                                                                                             Ended March 31
                                                                                         --------------------
                                                                                             1995      1994
                                                                                         --------------------
Operating Activities
  Net income............................................................................ $     443 $     417
  Reconciliation of net income to net cash (used) provided by operating activities
    Provision for credit losses.........................................................        70       100
    Gains on sales of securities........................................................        (1)      (14)
    Depreciation and premises improvements amortization.................................        68        64
    Amortization of intangibles.........................................................        30        34
    Deferred income tax expense.........................................................        60        52
    Net change in trading instruments...................................................    (3,459)      579
    Net decrease in interest receivable.................................................       152       119
    Net (increase) decrease in interest payable.........................................        81       (12)
    Net decrease in loans held for sale.................................................        32     1,102
    Net increase in liability to factoring clients......................................        96        90
    Other operating activities..........................................................      (507)    2,356
                                                                                         --------------------
     Net cash (used) provided by operating activities...................................    (2,935)    4,887
                                                                                         --------------------
Investing Activities
  Proceeds from maturities of securities held for investment............................       275     4,215
  Purchases of securities held for investment...........................................       (25)   (5,082)
  Proceeds from sales and maturities of securities available for sale...................     5,415    10,244
  Purchases of securities available for sale............................................    (6,216)  (10,751)
  Net increase in federal funds sold and securities
    purchased under agreements to resell................................................    (2,576)   (4,712)
  Net (increase) decrease in time deposits placed and other short-term investments......      (591)      334
  Net originations of loans and leases..................................................    (2,873)   (2,372)
  Purchases of loans and leases.........................................................      (793)     (732)
  Proceeds from sales and securitizations of loans......................................       262     2,063
  Purchases of mortgage servicing rights................................................      (517)      (20)
  Purchases of factored accounts receivable.............................................    (1,963)   (2,071)
  Collections of factored accounts receivable...........................................     1,740     1,619
  Net purchases of premises and equipment...............................................       (80)      (55)
  Proceeds from sales of other real estate owned........................................        56        86
  Sales/(acquisitions) of subsidiaries, net of cash.....................................      (155)      126
                                                                                         --------------------
     Net cash used in investing activities..............................................    (8,041)   (7,108)
                                                                                         --------------------
Financing Activities
  Net increase (decrease) in deposits...................................................       273      (880)
  Net increase in federal funds purchased and securities
    sold under agreements to repurchase.................................................     6,912     4,793
  Net increase (decrease) in other short-term borrowings and commercial paper...........     1,050      (809)
  Proceeds from issuance of long-term debt..............................................     1,503         -
  Retirement of long-term debt..........................................................       (95)     (163)
  Preferred stock repurchased and redeemed..............................................         -       (94)
  Proceeds from issuance of common stock................................................        28        43
  Cash dividends paid...................................................................      (140)     (130)
  Common stock repurchased..............................................................       (79)        -
  Other financing activities............................................................       (83)      (10)
                                                                                         --------------------
     Net cash provided by financing activities..........................................     9,369     2,750
                                                                                         --------------------
Net increase (decrease) in cash and cash equivalents....................................    (1,607)      529
Cash and cash equivalents on January 1..................................................     9,582     7,649
                                                                                         --------------------
Cash and cash equivalents on March 31................................................... $   7,975 $   8,178
                                                                                         ====================
Loans transferred to other real estate owned amounted to $18 and $46 for the three months ended March 31,
1995 and 1994, respectively.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
- --------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions, Shares in Thousands)
                                                                                                                   Total
                                                             Common Stock                                          Share-
                                               Preferred   -----------------    Retained    Loan to               holders'
                                                 Stock      Shares    Amount    Earnings   ESOP Trust    Other     Equity
                                              ----------------------------------------------------------------------------
Balance on December 31, 1993................. $     208    270,905   $ 4,594   $  5,247   $      (88)  $    18   $  9,979
  Net income.................................                                       417                               417
  Cash dividends
    Common...................................                                      (127)                             (127)
    Preferred................................                                        (3)                               (3)
  Preferred stock repurchased and redeemed...       (93)                  (1)                                         (94)
  Common stock issued under dividend
    reinvestment and employee plans..........                  978        40                                 3         43
  Common stock issued in acquisitions........                2,629        21         41                                62
  Net change in valuation reserve for
    securities available for sale and
    marketable equity securities.............                                                             (109)      (109)
  Other......................................        (1)        25         1                                 4          4
                                              ----------------------------------------------------------------------------
Balance on March 31, 1994.................... $     114    274,537   $ 4,655   $  5,575   $      (88)  $   (84)  $ 10,172
                                              ============================================================================


Balance on December 31, 1994................. $     111    276,452   $ 4,740   $  6,451   $      (76)  $  (215)  $ 11,011
Net income...................................                                       443                               443
Cash dividends
  Common.....................................                                      (138)                             (138)
  Preferred..................................                                        (2)                               (2)
Common stock issued under dividend
  reinvestment and employee plans............                  517        23                                 5         28
Common stock repurchased.....................               (1,551)      (79)                                         (79)
Net change in valuation reserve for
  securities available for sale and
  marketable equity securities...............                                                               90         90
Other........................................        (1)                             (1)                    (5)        (7)
                                              ----------------------------------------------------------------------------
Balance on March 31, 1995.................... $     110    275,418   $ 4,684   $  6,753   $      (76)  $  (125)  $ 11,346
                                              ============================================================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

     The consolidated financial statements include the accounts of NationsBank Corporation and its subsidiaries (the Corporation). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
     Accounting policies followed in the presentation of interim financial results are presented on pages 62 and 63 of the 1994 Annual Report to Shareholders as updated by the following.

Allowance for Credit Losses

     The allowance for credit losses is available to absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.
     On January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosure" (SFAS 118), an amendment of SFAS 114. These standards address the accounting for impairment of certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Adoption of these standards entailed the identification of commercial, real estate commercial, real estate construction and foreign loans which were considered impaired under the provisions of SFAS 114. Adoption did not have a material impact on the Corporation's financial position or results of operations.
     Under the provisions of these standards, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for credit losses. Changes to the valuation allowance are recorded as a component of the provision for credit losses.
     The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance for credit losses are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance for credit losses is performed. This assessment is made in the context of historical losses, as well as existing economic conditions.

Nonperforming Loans

     Commercial loans and leases that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired under SFAS 114, are generally classified as nonperforming loans unless well secured and in the process of collection. Generally, loans which are past due 180 days or more as to principal or interest are classified as nonperforming regardless of collateral or collection status.
     Interest collections on nonperforming loans and leases, including impaired loans, for which the ultimate collectibility of principal and interest is uncertain are applied as reductions in book value. Otherwise, such collections are credited to income when received.
     Consumer loans, including credit card loans, that are past due 90 days or more are not generally classified as nonperforming assets. Generally, consumer loans are liquidated or charged off soon after becoming 90 days past due or 180 days past due for credit card loans. Income is generally recognized on past-due consumer and credit card loans until the loan is charged off.

Other Real Estate Owned

     Other real estate owned includes foreclosed property and premises no longer used for business operations.
     Under SFAS 114, loans are classified as other real estate owned when the Corporation forecloses on a property or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Prior to adoption of SFAS 114, other real estate owned included in-substance foreclosed loans including certain loans for which the Corporation had not taken physical possession of the collateral.
     Other real estate owned is carried at the lower of (1) the recorded amount of the loan or lease for which the property previously served as collateral, or
(2) the fair value of the property minus estimated costs to sell. Prior to foreclosure, the recorded amount of the loan or lease is reduced, if necessary, to the fair value, minus estimated costs to sell, of the real estate to be acquired by charging the allowance for credit losses.
     Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of other real estate owned are credited or charged to expense. Net costs of maintaining and operating foreclosed properties are expensed as incurred.


Note 2 - Acquisition Activity

     On March 31, 1995, the Corporation's mortgage banking subsidiary completed the acquisition of KeyCorp Mortgage Inc. from KeyCorp and Key Bank of New York. The acquisition included a $25-billion residential mortgage servicing portfolio, for which the Corporation's subsidiary paid approximately $339 million, a mortgage servicing operation employing approximately 430 associates and other servicing-related assets.

     On March 31, 1995, the Corporation's mortgage banking subsidiary acquired from Source One Mortgage Services Corporation a $10-billion residential mortgage servicing portfolio at a purchase price of approximately $178 million.
     As a result of the above transactions, the Corporation's mortgage servicing portfolio totaled $75.4 billion on March 31, 1995, compared to $39.0 billion on December 31, 1994. Purchased mortgage servicing rights amounted to $705 million on March 31, 1995, compared to $195 million on December 31, 1994.


Note 3 - Trading Account Assets and Liabilities

     The market values on March 31, 1995 and on December 31, 1994 and the average market values for the quarter ended March 31, 1995, of the components of trading account assets and liabilities were (dollars in millions):

                                                                      First
                                            March       December     Quarter
                                              31           31         1995
                                             1995         1994       Average
                                          ------------------------------------
  Securities owned
    U.S. Treasury securities............. $  10,530     $  5,968      $  8,938
    Securities of other U.S. Government
      agencies and corporations..........     1,173        1,185         1,289
    Certificates of deposit, bankers'
      acceptances and commercial paper...       431          371           418
    Corporate debt.......................       728          581           679
    Other securities.....................       286          259           250
                                          ------------------------------------
      Total securities owned............     13,148        8,364        11,574
    Derivatives-dealer positions........      3,465        1,577         1,242
                                          ------------------------------------
      Total trading account assets...... $   16,613     $  9,941      $ 12,816
                                          ====================================

  Short sales
    U.S. Treasury securities............ $   11,017     $  9,352      $ 10,973
    Securities of other U.S. Government
      agencies and corporations.........        189          182           221
    Corporate debt......................        213          278           228
    Other securities....................          2            -             5
                                          ------------------------------------
      Total short sales                      11,421        9,812        11,427
    Derivatives-dealer positions........      3,218        1,614         1,205
                                          ------------------------------------
      Total trading account liabilities. $   14,639     $ 11,426      $ 12,632
                                          ====================================

     Derivatives-dealer positions represent the market values of interest rate, foreign exchange and commodity products including swap, futures, forward and option contracts associated with the Corporation's derivatives trading activities.

Note 4 - Debt

     During the first quarter of 1995, the Corporation issued $1.1 billion of senior notes. The Corporation issued $550 million of medium-term notes at par, which mature between January 1997 and February 2000. Of these notes, $500 million bear interest at a spread over the London interbank offered rate and $50 million bear interest at a spread over the U.S. Treasury rate. The Corporation also issued $250 million of 7 1/2-percent senior notes, due February 1997, and $300 million of floating rate senior notes, due March 1998. The floating rate notes bear interest at a spread over the London interbank offered rate.
     The Corporation filed a new shelf registration on February 1, 1995, for $3 billion, of which $2 billion has been designated as series D medium-term notes, which may be senior debt securities, subordinated debt or any combination thereof.
     The short-term bank note program jointly maintained by the Carolinas, Georgia, and Texas banking subsidiaries had short-term bank notes outstanding of $5.4 billion as of March 31, 1995. On April 10, 1995, these banking subsidiaries modified the terms of this program to increase the maximum amount that may be offered from time to time to $9 billion with fixed or floating rates and maturities from 30 days to 15 years from date of issue.
     During the first quarter of 1995, the Corporation's Texas banking subsidiary issued $400 million of 7.7 percent REMIC bonds. The source of repayment of this obligation is a collateral pool of residential mortgage loans. Based on estimated prepayments of this pool of loans, this obligation will be paid in full by April 1996.
     Subsequent to March 31, 1995 and through May 2, 1995, the Corporation issued $150 million of senior medium-term notes, $50 million of which bear interest at a spread over the London interbank offered rate and are due April 2000 and $100 million of 7.23 percent notes due May 1999. The Corporation also issued $300 million of 7 5/8-percent subordinated notes, due April 2005. As of May 2, 1995, approximately $2.5 billion of capacity remained available under various shelf registrations.


Note 5 - Commitments and Contingencies

     The Corporation's commitments to extend credit on March 31, 1995, were $78.7 billion compared to $74.7 billion on December 31, 1994. Standby letters of credit (SBLCs) and financial guarantees represent commitments by the Corporation to meet the obligations of the account party if called upon. Outstanding SBLCs and guarantees on March 31, 1995, were $7.3 billion compared to $6.9 billion on December 31, 1994. Commercial letters of credit, issued primarily to facilitate customer trade finance activities, were $1.3 billion on March 31, 1995 and December 31, 1994. The above amounts have been reduced by amounts collateralized by cash and amounts participated to other financial institutions.
     See Tables 4 and 5 and the accompanying discussion in Item 2 regarding the Corporation's derivatives used for risk management purposes.
     On March 31, 1995 and December 31, 1994, indemnified securities lending transactions totaled $5.0 billion and $5.7 billion, respectively. Collateral with a market value of $5.1 billion and $5.9 billion, for the respective periods, was obtained by the Corporation in support of these transactions.
     On March 31, 1995, the Corporation had commitments to purchase and sell when-issued securities of $3.3 billion and $2.6 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $2.2 billion and $2.5 billion, respectively, on December 31, 1994.
     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, banking and other laws. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Earnings Review

     A comparison of selected operating results for the three-month periods ended March 31, 1995 and 1994, is presented in Table 1.
     Net income for the first quarter of 1995 was $443 million, an increase of $26 million, or six percent, over the first quarter of 1994. Earnings per common share were $1.60 and $1.52 for the first quarters of 1995 and 1994, respectively. The return on average common shareholders' equity was 16.03 percent for the first quarter of 1995, compared to 16.82 percent for the first quarter of 1994.
     Key performance highlights for the first quarter of 1995 were:

     o Taxable-equivalent net interest income increased $25 million quarter over quarter to $1.3 billion, primarily as a result of average loan growth of 13 percent, partially offset by a narrowing of the spread between investment securities and market-based funds.

     o Improvement in credit quality led to provision expense of $70 million in the first quarter of 1995, consistent with the level of provision expense in the previous three quarters and down from a level of $100 million in the first quarter of 1994.

     o Noninterest income rose $46 million, or 7 percent, to $726 million primarily due to increased deposit service fee income, investment banking income, acquisition-related mortgage servicing income and the impact of reflecting the full ownership of NationsSecurities throughout the Corporation's income statement, rather than the netting of income and expense under the equity method of accounting for the prior joint venture. These increases were partially offset by a decline of $12 million in trading account profits and fees from quarter to quarter, resulting from the difficult trading environment that developed during the latter part of 1994 and continued into 1995. Trading account profits and fees of $83 million for the first quarter of 1995 were $39 million higher than fourth quarter of 1994 levels.

     o Noninterest expense increased $69 million, primarily related to 1994 acquisitions of several smaller banking organizations and mortgage banking operations, the impact of the full ownership of NationsSecurities, increased investment in personnel in selected areas and expanded marketing efforts, primarily credit card solicitations. The efficiency ratio, which measures the relationship of noninterest expense to total revenue, was 62.49 percent in the first three months of 1995, compared to 61.26 percent in the same period in 1994.

Customer Group Review

     The Corporation manages its business activities through three major internal management units, or Customer Groups. These units, shown in Table 2, are managed with a focus on numerous performance objectives including return on equity, operating efficiency and net income.
     The net income of the customer groups reflects a funds transfer pricing system which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each customer group based on an assessment of its inherent risk.
     The General Bank includes the Banking Group, which contains the retail banking network and is the service provider for the consumer sector as well as small and medium size companies; Financial Products, which provides specialized services such as credit cards, residential mortgages, indirect lending, dealer finance and retail, full service and discount brokerage on a national basis; Trust and Private Banking.
     The General Bank earned $249 million in the first quarter of 1995, a 14-percent increase over the same period in 1994 with the Banking Group and the Financial Products' Card Services units primarily accounting for the increased earnings over last year. Return on equity remained unchanged at 17 percent. Taxable-equivalent net interest income in the General Bank declined $9 million reflecting the rise in interest rates as more fully discussed in the net interest income section. The negative impact of the rise in interest rates was largely offset by broad-based loan growth and deposit cost containment efforts. Average loans increased $8.3 billion, or 15 percent, with growth concentrated in the Banking Group, primarily in residential mortgages, commercial loans and other consumer loans and Financial Products, primarily credit cards. Improved credit quality led to a $37-million reduction in the provision for credit losses between the two quarters.

     Noninterest income rose 13 percent to $479 million led by increases in deposit service fee income, acquisition-related mortgage servicing income and the impact of reflecting the full ownership of NationsSecurities. Noninterest expense increased $50 million, reflecting the acquisition of smaller banking organizations in Florida and South Carolina and several mortgage banking acquisitions, the full ownership of NationsSecurities and expanded marketing efforts, primarily credit card solicitations.
     The Global Finance Group (previously named the Institutional Group) includes Corporate Finance, Specialized Finance and the Capital Markets Group. Included under Specialized Finance are Real Estate, Specialized Lending (includes Business Credit, Factoring and Leasing), Structured Finance (asset-backed and project financing), Real Estate Finance, Leveraged Capital, and International. The Capital Markets Group includes customer-related derivatives, foreign exchange, securities trading and debt underwriting activities. Housed in this group are NationsBanc-CRT and NationsBanc Capital Markets Inc., which with its Section 20/Tier II powers, underwrites and deals in various types of corporate debt and has the power to underwrite and deal in equity securities.
     The Global Finance Group earned $163 million in the first quarter 1995, a one-percent increase over the same period in 1994. Return on equity remained unchanged at 17 percent. Taxable-equivalent net interest income for the first quarter of 1995 increased $8 million over the same period a year ago. The benefit to net interest income of the $2.6-billion increase in average loans was offset by a narrowing of the spread between investment securities and market-based funds. The loan growth was concentrated in the Corporate Finance and Specialized Lending units, while the Real Estate unit reduced average outstandings by $571 million, compared to last year. The increase in average deposits consisted primarily of foreign time deposits which resulted from the wholesale funding initiatives in the latter half of 1994 and the first quarter in 1995. Continued improvement in asset quality of the Global Finance Group contributed to the $7-million reduction in provision for credit losses in the first quarter of 1995 compared to the same period in 1994.
     Noninterest income declined three percent, primarily due to lower trading account profits and fees and was offset by higher investment banking fees. Investments to expand capital markets activities, primarily personnel-related expenses, contributed to the $13-million increase in noninterest expense and the change in the efficiency ratio.
     Financial Services consists of NationsCredit and Greyrock Capital Group. Financial Services contributed $26 million of net income in the first quarter of 1995, a four-percent increase over the first quarter of 1994. The favorable impact on net interest income of a $1.5-billion increase in average loans was mostly offset by an increased level of provision expense to support such growth. Higher funding costs also impacted results. Average loan growth of 29 percent was fueled by demand in the consumer lending, commercial real estate and inventory finance businesses. The net interest yield fell to 7.16 percent, down 15 basis points from the prior year's first quarter, due primarily to higher funding costs. Noninterest expense increased nine percent as new offices were opened to support additional consumer loan originations. Refinement of consumer credit and collection operations, combined with increased productivity of commercial portfolio administration and increases in total revenues, led to a decline in the efficiency ratio to 44.05 percent for the first quarter of 1995, down from 47.67 percent for the same period in 1994. Return on equity decreased from the prior year level of 14 percent due to the increased provision for credit losses supporting loan growth. The return on equity in this unit is impacted by a higher equity to asset ratio of 13 percent, necessary to posture this unit for raising funds in the financial markets.

Net Interest Income

     As presented in Table 3, taxable-equivalent net interest income increased $25 million to $1.3 billion in the first quarter of 1995 compared to the same period of 1994. The major factors contributing to the increase in taxable-equivalent net interest income were 13-percent growth in average loans and leases and deposit cost containment efforts. Average loans and leases rose $12.2 billion to $103.8 billion in the first quarter of 1995 compared to the same period of 1994. The factors which caused increases in net interest income were largely offset by the impact of a narrowing of the spread between investment securities and market-based funds.

     The net interest yield declined 28 basis points to 3.41 percent in the first quarter of 1995, compared to 3.69 percent in the same period of 1994. Excluding the impact of the Corporation's government securities dealer, for which trading account revenues are recorded in noninterest income, the net interest yield in the first quarter of 1995 declined 25 basis points to 3.91 percent, compared to 4.16 percent in the first quarter of 1994. The decline in the net interest yield primarily reflected spread compression between fixed-rate investment securities and market-based funds. The mix of funding sources also contributed to the decline in the net interest yield. While average customer-based funds were relatively flat between quarters, average market-based funds between quarters increased 23 percent. A large portion of this increase was in longer maturity liabilities, primarily foreign time deposits and bank notes, consistent with interest rate risk management initiatives undertaken in the latter half of 1994.
     Taxable-equivalent interest income increased $678 million to $3.1 billion in the first three months of 1995, compared to the same period of 1994. Growth in average earning assets drove $258 million of the increase, while $420 million was related to a 112 basis point rise in the yield. Average earning assets increased by $14.4 billion, or 10 percent, in the first quarter of 1995, compared to the same period of 1994. As discussed earlier, this growth was led by a 13-percent increase in average loans and leases which was broad-based across loan categories and customer groups. In addition, the aggregate of securities purchased under agreements to resell and trading account securities increased $3.4 billion, primarily due to higher trading activity levels of the Corporation's government securities dealer. The combined securities portfolio declined $1.9 billion between the two quarters reflecting the timing of reinvestment of proceeds from maturities and sales.
     The yield on average earning assets increased 112 basis points to 7.93 percent from 6.81 percent between the two periods. The yield on total loans and leases increased 79 basis points to 8.75 percent in the first quarter of 1995, reflecting loan growth in a rising interest rate environment, the variable rate nature of a significant portion of the loan portfolio and loan pricing which has enabled the Corporation to maintain loan spreads. The Corporation's prime interest rate rose from an average of 6.02 percent in the first quarter of 1994 to 8.83 percent in the first quarter of 1995. The yield on total securities increased 58 basis points to 5.56 percent for the first quarter of 1995 compared to 4.98 percent for the same period of 1994. This increase resulted from maturities and sales of lower-yielding securities coupled with reinvestments at higher rates during the first quarter of 1995.
     Interest expense increased $653 million period-over-period with growth in average interest-bearing liabilities accounting for $125 million of the increase and $528 million attributable to a 156 basis point rise in rates paid. Average interest-bearing liabilities increased $13.2 billion, or 10 percent, in the first quarter of 1995 compared to the first quarter of 1994. Interest-bearing deposits grew $8.9 billion to $79.3 billion in the first quarter of 1995, compared to the same period of 1994. An increase in average foreign time deposits of $9.5 billion as well as an increase of $3.4 billion in deposits resulting from smaller banking organization acquisitions were the primary factors in this growth. These increases were partially offset by declines in consumer CDs and money market savings accounts, reflecting industry-wide trends of customers seeking higher-yielding investment alternatives as well as disciplined deposit pricing. Borrowed funds and trading account liabilities increased $3.7 billion, to $51.0 billion, primarily to fund increased trading activities.
     The rate on average interest-bearing liabilities increased 156 basis points to 5.13 percent in the first quarter of 1995, from 3.57 percent in the first quarter of 1994, primarily due to a greater use of market-based funds and the higher level of interest rates in general.
     The Corporation's asset and liability management process is utilized to manage the Corporation's interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are the discretionary portfolio, which is comprised of the securities portfolio and interest rate swaps, and management of the mix, rates and maturities of the wholesale and retail funding sources of the Corporation.
     During the rising interest rate environment of 1994, the Corporation shifted its interest rate risk position from one postured to benefit modestly from stable to declining interest rates to a more neutral position. The actions taken by the Corporation to shift its position included reduction of the net receive fixed swap position, reduction of investment securities, and extension of maturities of fixed-rate deposits and borrowings.
     Swaps allow the Corporation to adjust its interest rate risk position without exposure to principal risk and funding requirements as swaps do not involve the exchange of notional amounts, only net interest payments. The Corporation uses non-leveraged generic, index amortizing and collateralized mortgage obligation (CMO) swaps. Generic swaps involve the exchange of fixed and variable interest rates based on the contractual underlying notional amounts. Index amortizing and CMO swaps also involve the exchange of fixed and variable interest rates, however, their notional amounts decline and their maturities vary based on certain interest rate indices in the case of index amortizing swaps, or mortgage prepayment rates in the case of CMO swaps.
     In early 1995, the Corporation entered into pay fixed interest rate swap transactions with gross notional amounts totaling $1.6 billion. In addition, $325 million of receive fixed interest rate swaps matured in the first quarter of 1995. As reflected in Table 4, the gross notional amount of the Corporation's asset and liability management interest rate swap position on March 31, 1995, was $27.3 billion with the Corporation receiving fixed on $17.2 billion, converting variable-rate commercial loans to fixed rate and receiving variable on $10.1 billion, fixing the cost of certain variable-rate liabilities, primarily market-based borrowed funds. On March 31, 1995, the net receive fixed position was $7.1 billion, representing a reduction from the net receive fixed position of $8.9 billion on December 31, 1994, and $17.7 billion on March 31, 1994.
     Net interest income is impacted by the Corporation's asset and liability management interest rate swap program. As reflected in Table 5, on March 31, 1995, the portfolio had a weighted average receive rate of 5.45 percent and a pay rate of 6.40 percent. Net interest receipts and payments have been included in interest income and expense on the underlying instruments. Asset and liability management interest rate swaps resulted in a reduction of net interest income of $74 million in the first quarter of 1995 compared to an increase of $52 million in the first quarter of 1994. Deferred gains and losses related to any terminated contracts are insignificant.
     The net unrealized depreciation on March 31, 1995, was $486 million compared to $726 million on December 31, 1994, primarily reflecting the reduction in short-term interest rates. The net unrealized depreciation on March 31, 1994, approximated $375 million.
     Average securities for the quarter ended March 31, 1995, totaled $25.4 billion, a decrease of $1.2 billion from the fourth quarter of 1994 and a decrease of $1.9 billion from the first quarter of 1994. Beginning in the second quarter of 1994, the Corporation did not fully replace maturities and sales of securities. During the first quarter of 1995, the Corporation added slightly to securities levels in light of expected market conditions. Approximately $6.2 billion of securities were purchased, with the Corporation ending the first quarter of 1995 with a total securities portfolio of $26.5 billion, compared to a level of $25.8 billion on December 31, 1994. During the remainder of 1995, approximately $5.2 billion of securities with an average yield of approximately four percent will mature. See the Analysis of Financial Condition - Securities for further details on the securities portfolio.
     On March 31, 1995, the interest rate risk position of the Corporation continued to be relatively neutral as the impact of a gradual 100-basis-point rise in interest rates over the next 12 months was estimated to have an insignificant impact on net income when compared to stable rates.
     The unrealized depreciation in the estimated value of the ALM swap portfolio and securities portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet position should not be viewed in isolation. For example, the value of core deposits and other fixed-rate longer-term liabilities increase as interest rates rise, offsetting the decline in value of swaps and other fixed-rate assets. The overall impact of a 100-basis point parallel increase in interest rates from March 31, 1995 levels is estimated to have an insignificant impact on the market value of equity.
     Table 6 represents the Corporation's interest rate gap position on March 31, 1995. Based on contractual maturities or repricing dates, or anticipated dates where no contractual maturity or repricing date exists, interest-sensitive assets and liabilities are placed in maturity categories. The Corporation's negative cumulative interest rate gap position in the near term reflects the strong customer-deposit gathering franchise which provides a relatively stable core deposit base. These available funds have been deployed in longer-term interest-earning assets including certain loans and securities. A gap analysis is limited in its usefulness as it represents a one-day position which is continually changing and not necessarily indicative of the Corporation's position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate movements.

Provision for Credit Losses

     The provision for credit losses was $70 million in the first quarter of 1995 consistent with the provision levels in the previous three quarters. The provision for credit losses was $100 million in the first quarter of 1994. The lower provision level in the first quarter of 1995, compared to the first quarter of 1994, reflects continued improvement in credit quality as evidenced by decreases in net charge-offs and lower nonperforming asset levels.

Securities Gains

     Gains from the sales of securities were $1 million in the first three months of 1995 compared to $14 million in the same period of 1994.

Noninterest Income

     Table 7 compares the major categories of noninterest income for the first quarters of 1995 and 1994. Noninterest income totaled $726 million in the first quarter of 1995, an increase of $46 million, or 7 percent, from $680 million in the same quarter of 1994.
     Deposit account service charges totaled $207 million in the first quarter of 1995, an $11-million increase compared to the first quarter of 1994. The acquisition of several smaller banking organizations accounted for $3 million of this increase. The remaining increase was the result of higher fees from increased consumer account volumes and emphasis on fee collections, offset by lower commercial account service charge fees.
     Mortgage servicing and related fees totaled $21 million in the first quarter of 1995, an increase of $5 million, or 31 percent, from $16 million in the same quarter of 1994. The increase was primarily attributable to the acquisition of mortgage servicing portfolios in 1994. As discussed more fully in Note 2, on March 31, 1995, the Corporation acquired mortgage servicing portfolios totaling $35.0 billion, bringing the total servicing portfolio to $75.4 billion, compared to $39.0 billion on December 31, 1994 and $29.4 billion on March 31, 1994. Mortgage loan originations through the Corporation's mortgage subsidiary totaled $1.5 billion for the first quarter of 1995 compared to $2.1 billion for the first quarter of 1994, primarily reflecting the rising interest rate environment. First quarter 1995 origination volume consisted of approximately $900 million of retail loan volume and $600 million of correspondent loan volume.
     The 53-percent increase in investment banking income was the result of higher syndication fees and venture capital income. The Capital Markets syndication group was agent or co-agent on 64 deals totaling $56.5 billion during the first quarter of 1995, compared to 47 deals totaling $28.0 billion during the same period in 1994.
     First quarter 1995 General Bank trust fees were relatively flat compared to first quarter of 1994. On March 31, 1995, discretionary assets under management and total assets under administration by the Trust Group were $59.1 billion and $171.2 billion, respectively, compared to $57.4 billion and $163.6 billion, respectively, on December 31, 1994.
     During the first quarter of 1995, the Corporation announced its decision to sell a portion of its trust business that deals with bond servicing and administration, known as Corporate Trust. This decision was based on management's desire to focus on investment management, retirement and fiduciary services. Historically, the Corporate Trust business has generated approximately 10 percent of the Corporation's trust fees. Management does not expect the sale of the Corporate Trust business to have a significant ongoing impact on future net income.
     Brokerage income increased $11 million, or 85 percent, to $24 million in the first quarter of 1995 compared to $13 million in the same period of 1994. This increase was due to the full ownership of NationsSecurities in the first quarter of 1995. NationsSecurities was a joint venture arrangement prior to November 15, 1994 and was accounted for under the equity method.
     The Corporation maintains trading positions in a variety of cash and derivative financial instruments. The Corporation offers a number of products to customers, as well as enters into transactions for its own account. In setting trading strategies, the Corporation manages these activities to maximize trading revenues while at the same time taking controlled risks.
     Trading revenues are dependent on a number of factors including interest rate and currency movements, market liquidity and volatility, transaction volume and diversity and outside political and industry forces. Trading account profits and fees declined $12 million to $83 million in the first quarter of 1995 compared to the first quarter of 1994. Difficult market conditions, which persisted throughout the latter part of 1994 as interest rates rose, continued into 1995. Trading profits and fees of $83 million for the first quarter of 1995, were $39 million higher than the fourth quarter of 1994 levels. An analysis of trading account profits and fees by major business activity for the three months ended March 31 is as follows (dollars in millions):

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1995      1994
                                                   ------------------
           Securities trading..................... $    35  $     54
           Interest rate contracts................      24        14
           Foreign exchange contracts.............       9         8
           Other..................................      15        19
                                                   ------------------
                                                   $    83   $    95
                                                   ==================

     Miscellaneous other income totaled $77 million in the first quarter of 1995 compared to $72 million in the first quarter of 1994. This category of miscellaneous income includes certain prepayment and other fees as well as net gains on sales of miscellaneous investments, business units, premises, venture capital investments, mortgage servicing and other similar items.
     On April 3, 1995, the Corporation and First Financial Management Corporation (FFMC) announced that FFMC's subsidiary NaBANCO and the Card Services unit agreed to form a joint venture to market merchant credit card authorization, processing and settlement services to regional and local merchants throughout the Corporation's service area of the Southeast and Southwest. The Corporation contributed its merchant discount unit in exchange for consideration including an equity investment position in the newly formed joint venture. The venture will be called Unified Merchant Services, a NaBANCO
- - NationsBank Venture and will begin operations in the second quarter of 1995. Accordingly, merchant discount fee income and the related expense of the contributed unit will be reduced in future periods. However, the Corporation will receive equity earnings from the operations of the venture.

Other Real Estate Owned Expense

     OREO expense was $2 million in the first quarter of 1995, a decline from $5 million in the same period of 1994, primarily resulting from lower levels of OREO and improvement in asset quality. Improved real estate markets resulted in lower OREO write-downs offset by declines in operating income.

Noninterest Expense

     The Corporation's noninterest expense as shown in Table 8 increased $69 million, or six percent, in the current quarter compared to the same quarter in 1994, to a total of $1.29 billion. Approximately 60 percent of this increase from quarter to quarter results from several smaller banking organization and mortgage banking acquisitions during the latter portion of 1994 and the full ownership of NationsSecurities.
     Personnel expense, which accounts for 49 percent of noninterest expense, increased $61 million in the first quarter of 1995 compared to the first quarter of 1994. This increase was primarily due to acquisitions. Continued investment in personnel for the Capital Markets and Financial Products groups also contributed to the increase in personnel expense.
     Marketing expense increased $21 million, or 57 percent, from $37 million in the first quarter of 1994 to $58 million in the first quarter of 1995. This increase was driven primarily by increased credit card solicitations in the Financial Products group.
     Other general operating expense decreased 17 percent in the first quarter of 1995 compared to the first quarter of 1994. This $18-million decrease was primarily due to lower loan and collection expenses.

Income Taxes

     The Corporation's income tax expense was $231 million in the first quarter of 1995. The effective tax rate was 34.3 percent of pretax income in the first quarter of 1995, compared to 33.9 percent for the full year 1994 and 36.6 percent in the first quarter of 1994.

Analysis of Financial Condition
- -------------------------------

     Liquidity, a measure of the Corporation's ability to fulfill its cash requirements, is managed by the Corporation through its asset and liability management process. This entails measuring and managing the relative balance between asset, liability and off-balance sheet positions. The Corporation's continuation of this process, coupled with its ability to raise capital and debt financing and to securitize certain assets, ensures the maintenance of sufficient funds to meet the liquidity needs of the Corporation.
     Period-end assets were $183.9 billion, $169.6 billion and $165.1 billion on March 31, 1995, December 31, 1994 and March 31, 1994, respectively. Average total assets were $177.5 billion for the first three months of 1995 compared to $161.3 billion for the first three months of 1994. The following discussion analyzes the major components of the period-end and average balance sheets.
     Cash and cash equivalents decreased $1.6 billion from December 31, 1994, to March 31, 1995, due to $2.9 billion in cash used by operating activities and $8.1 billion in cash used in investing activities, offset by $9.4 billion in cash provided by financing activities.
     Net cash used in investing activities totaled $8.1 billion primarily reflecting a $2.6-billion increase in federal funds sold and securities purchased under agreements to resell, $2.9 billion in net originations of loans and leases, $6.2 billion in purchases of securities, $793 million in purchases of loans and leases, partially offset by $5.7 billion in proceeds from sales and maturities of securities.

     Net cash provided by financing activities totaled $9.4 billion due to increases of $6.9 billion in federal funds purchased and securities sold under agreements to repurchase, $1.1 billion in other short-term borrowings and commercial paper, and $1.5 billion in proceeds from issuances of long-term debt.
     Table 9 presents an analysis of the major sources and uses of funds for the two three-month periods based on average levels.
     Market-based funds increased 23 percent to an average of $66.5 billion in the first quarter of 1995 from $54.0 billion in the same period of 1994 due to increases in foreign deposits and increased use of market-based funds related to trading account activities primarily associated with the Corporation's government securities dealer. Customer-based funds, which represent 47.2 percent of total sources of funds, averaged $83.8 billion in the first quarter of 1995 compared to $83.6 billion, or 51.9 percent of total sources of funds, in the same period of 1994.
     The composition of uses of funds reflected a 13-percent increase in average loans and leases to $103.8 billion in the first quarter of 1995 compared to the same period one year ago. Average other earning assets rose $3.8 billion to $26.6 billion in the first three months of 1995 compared to the same period in 1994 principally due to higher levels of securities purchased under agreements to resell reflecting increased trading activities primarily of the Corporation's government securities dealer and higher levels of federal funds sold.
     The Corporation's ratio of average loans to customer-based funds was 124 percent for the first three months of 1995 compared to 110 percent for the first three months of 1994. The higher loan to deposit ratio was driven by a high level of loan growth, a decline in customer-based deposit levels resulting from disciplined deposit pricing and increased use of market-based funds consistent with interest rate risk management initiatives.

Securities

     The securities portfolio on March 31, 1995, consisted of securities held for investment totaling $17.5 billion and securities available for sale totaling $9.0 billion compared to $17.8 billion and $8.0 billion, respectively, on December 31, 1994. On March 31, 1994, securities held for investment were $14.4 billion and securities available for sale were $15.9 billion.
     Due to uncertainty of interest rate movements, during the latter half of 1994 and early 1995, the Corporation did not fully replace maturities and sales of securities resulting in a decline in the average securities portfolio to $25.4 billion for the first three months in 1995 compared to $26.5 billion for the last three months of 1994. During the first quarter the Corporation added slightly to securities levels in light of expected market conditions by purchasing approximately $6.2 billion of securities, bringing the ending portfolio balance to $26.5 billion on March 31, 1995.
     The Corporation's portfolio of securities held for investment reflected unrealized net depreciation of $338 million, $699 million and $198 million on March 31, 1995, December 31, 1994, and March 31, 1994, respectively. The valuation reserve for securities available for sale and marketable equity securities decreased shareholders' equity by $47 million on March 31, 1995, reflecting $132 million of pretax depreciation on securities available for sale, offset by $57 million of pretax appreciation on marketable equity securities. The valuation amount reduced shareholders' equity by $136 million and $5 million on December 31, 1994 and March 31, 1994, respectively. The changes in the unrealized net depreciation of securities held for investment and the valuation reserve for securities available for sale are primarily due to changes in the levels of market interest rates and the maturity of lower-yielding securities in these portfolios.
     The estimated average maturity of the combined securities portfolios was
2.53 years, 2.56 years and 2.02 years on March 31, 1995, December 31, 1994, and March 31, 1994, respectively. Approximately $5.2 billion of the total securities portfolio, with an average yield of approximately four percent, will mature over the remainder of 1995. No significant liquidations other than scheduled maturities are currently anticipated. As such, no significant securities losses are currently expected to result from the net unrealized depreciation in the securities portfolios on March 31, 1995.

Loans

     Loans and leases, net of unearned income on March 31, 1995, December 31, 1994 and March 31, 1994 were $105.7 billion, $102.4 billion and $92.1 billion, respectively.
     Average loans and leases increased 13 percent to $103.8 billion in the first quarter of 1995, compared to $91.6 billion in the same period of 1994.

     Commercial loans increased $4.8 billion, or 12 percent, to an average of $45.2 billion in the first quarter of 1995. The General Bank contributed $3.1 billion, or 65 percent of the increase, Global Finance accounted for $1.3 billion, or 27 percent of the increase, and Financial Services produced $395 million, or 8 percent of the increase.
     Total nonresidential real estate commercial and construction average loans outstanding declined $942 million, or eight percent, during the first quarter of 1995 compared to the same period in 1994. The Corporation's geographic and property-type distribution on March 31, 1995, for these loans was comparable to distributions on December 31, 1994.
     Residential mortgage loans for the first quarter of 1995 averaged $17.8 billion, a $4.4-billion, or 33-percent, increase in average levels from the first quarter of 1994. The growth was primarily due to increased origination of residential mortgages through the Corporation's vast banking center network coupled with retention of a portion of the loans originated in the Corporation's mortgage subsidiary.
     Average credit card portfolio levels for the first quarter of 1995 increased $870 million, or 24 percent, over 1994 same period levels. Of the $870-million increase, 77 percent, or approximately $670 million was attributable to new accounts and 23 percent, or approximately $200 million was attributable to increases in average outstanding balances of existing accounts. Other average consumer loans increased $1.1 billion to $17.9 billion in the first quarter of 1995, compared to $16.8 billion in the first quarter of 1994.

Nonperforming Assets

     On March 31, 1995, nonperforming assets, presented in Table 10, were $1.08 billion, or 1.00 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $1.14 billion, or 1.10 percent, on December 31, 1994, and $1.64 billion, or 1.73 percent, on March 31, 1994.
     Nonperforming loans totaled $854 million at the end of the first quarter of 1995, compared to $801 million on December 31, 1994 and $1.07 billion on March 31, 1994. The net increase in nonperforming loans from December 31, 1994 primarily reflects $80 million of in-substance foreclosed loans previously reported as other real estate owned. The decrease from March 31, 1994 to March 31, 1995 was centered in real estate commercial and construction loans which declined $163 million, or 37 percent, and in commercial loans which declined $26 million, or six percent. This reduction in nonperforming loans primarily reflected increased payments, the improved financial condition of borrowers and the results of the Corporation's continuing loan workout activities.
     Other real estate owned, which represents real estate acquired through foreclosure totaled $221 million on March 31, 1995, a net decline of $348 million, or 61 percent, from March 31, 1994 and a net decline of $116 million, or 34 percent, from December 31, 1994.
     As discussed in Note 1 to the consolidated financial statements, on January 1, 1995, the Corporation adopted SFAS 114. See Table 10 and Allowance for Credit Losses.

Allowance for Credit Losses

     On March 31, 1995, December 31, 1994 and March 31, 1994, the allowance for credit losses was $2.2 billion and represented 2.03 percent, 2.11 percent and
2.33 percent, respectively, of loans, leases and factored accounts receivable. The allowance for credit losses as a percentage of nonperforming loans was
254 percent on March 31, 1995, compared to 273 percent at year-end 1994 and 205 percent on March 31, 1994.
     Table 11 provides an analysis of the changes in the allowance for credit losses for the quarter ended March 31, 1995 and 1994. Total net charge-offs for the first quarter of 1995 were $83 million, or .32 percent of average loans, leases and factored accounts receivable, versus $90 million, or .39 percent, in the comparable three-month period in 1994. The decline in net charge-offs was primarily centered in commercial loans. The reduction in charge-offs is due to the strengthened financial condition of borrowers.
     The ratio of net charge-offs to average loans outstanding for commercial and commercial real estate loans for the first quarter of 1995 decreased as compared to the first quarter of 1994 from .15 and .43 percent, respectively, to .06 and .21 percent, respectively. real estate construction loans experienced net recoveries quarter to quarter. Offsetting these positive trends were slight increases in the net charge-off ratios for credit card and other consumer loans which were 2.94 and .81 percent, respectively, for the first quarter of 1995 compared to 2.87 and .77 percent, respectively, for same period in 1994.

     As previously discussed, on March 31, 1995, the recorded investment in certain loans that are considered to be impaired under SFAS 114 was $692 million, all of which was classified as nonperforming. Of these impaired loans, $441 million has a related valuation allowance of $62 million and $251 million does not have a related valuation allowance primarily due to application of interest payments against book balances or write-downs previously taken on these loans. Provision expense associated with impaired loans for the first quarter of 1995 approximated $9 million. The average recorded investment in certain impaired loans during the quarter ended March 31, 1995, was approximately $702 million. During the quarter ended March 31, 1995, interest income recognized on impaired loans totaled $6.3 million, all of which was recognized on a cash basis.

Other Earning Assets

     As presented in Table 3, average other earning assets, including loans held for sale, federal funds sold, securities purchased under agreements to resell, trading account securities and time deposits placed and other short-term investments increased $4.0 billion to $28.9 billion in the first quarter of 1995, compared to $24.9 billion in the first quarter of 1994. Higher trading related assets of the Corporation's government securities dealer was the major factor in this increase.

Deposits

     Average deposits were $99.3 billion during the first quarter of 1995, compared to $90.3 billion during the same period of 1994. An increase in average foreign time deposits of $9.5 billion as well as an increase of $3.4 billion in deposits resulting from smaller banking organization acquisitions were the primary factors in this growth. The increase in foreign time deposits is due to the extension of liability maturities consistent with interest rate risk management initiatives. These increases were offset by a decrease of $1.8 billion in money market savings from $16.4 billion in the first quarter of 1994 to $14.6 billion in the first quarter of 1995, and a decrease of $1.1 billion in consumer CDs from $17.7 billion in the first quarter of 1994 to $16.6 billion in the first quarter of 1995. These decreases reflect industry-wide trends as customers continued to seek higher-yielding investment alternatives and the Corporation's disciplined deposit pricing.

Short-Term Borrowings

     Average short-term borrowings were $39.6 billion during the first quarter of 1995, compared to $36.5 billion during the same period in 1994. This increase in average outstandings is primarily due to an increase in securities sold under agreements to repurchase of $3.1 billion to fund trading account activities and increased short-term bank notes of $2.1 billion. These increases were partially offset by a decrease in average levels of federal funds purchased of $2.5 billion between the quarters. Commercial paper average outstandings also increased $376 million. Commercial paper is used to partially fund loan growth of the Financial Services Group as well as for other general corporate purposes.

Capital

     Shareholders' equity totaled $11.3 billion on March 31, 1995, compared to $11.0 billion on December 31, 1994, and $10.2 billion on March 31, 1994. Under previously announced common stock repurchase programs, the Corporation repurchased and retired 1.6 million common shares at a cost of $79 million, including approximately 500 thousand shares to offset shares issued through dividend reinvestment and stock option and grant programs. The Corporation plans to continue share repurchases under these programs.
      The Corporation's Tier 1 ratios were 7.25 percent, 7.43 percent and 7.50 percent on March 31, 1995, December 31, 1994, and March 31, 1994, respectively. The total risk-based capital ratios were 11.06 percent, 11.47 percent and 11.66 percent on March 31, 1995, December 31, 1994, and March 31, 1994, respectively. Both of these measures compare favorably with the regulatory minimums. Decreases in these ratios result primarily from increases in the level of the Corporation's risk weighted assets, primarily loans. The Corporation's leverage ratios were 6.15 percent, 6.18 percent and 6.11 percent on March 31, 1995, December 31, 1994 and March 31, 1994, respectively.

Derivatives - Dealer Positions

     Within the Corporation's Credit Policy organization, a group is dedicated to managing credit risks associated with trading activities. The Corporation maintains trading positions in a number of markets and with a variety of counterparties or obligors ("counterparties"). To limit credit exposure arising from such transactions, the Corporation evaluates the credit standing of counterparties, establishes limits for the total exposure to any one counterparty, monitors exposure against the established limits and monitors trading portfolio composition to manage concentrations.

     Counterparties are subject to the credit approval and credit monitoring policies and procedures of the Corporation. Certain instruments require the Corporation or the counterparty to maintain collateral for all or part of the exposure. Generally, such collateral is in the form of cash or other highly liquid instruments. Limits for exposure to any particular counterparty are established and monitored. In certain jurisdictions, counterparty risk is also reduced through the use of legally enforceable master netting arrangements which allow the Corporation to settle positions with the same counterparty on a net basis. The contract or notional amounts associated with the Corporation's derivative-dealer positions are reflected in Table 12. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The Corporation's exposure to credit risk from derivative financial instruments is represented by the fair value of the instruments. Credit risk represents the replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value to the Corporation. Such aggregate amounts measured by the Corporation as the gross positive replacement cost on March 31, 1995 and December 31, 1994, were $3.7 billion and $1.8 billion, respectively. Of these credit risk amounts, $858 million and $354 million relates to exchange-traded instruments for 1995 and 1994, respectively. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk to the Corporation is minimal. The $1.9-billion increase in the credit risk amount from December 31, 1994 is driven primarily by an increase in foreign exchange trading volume coupled with the continued decline in the value of the U.S. dollar against major currencies in which the Corporation trades.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)
                                                                                  Three Months
                                                                                 Ended March 31
                                                                              ----------------------
                                                                                  1995       1994
                                                                              ----------------------
Income from earning assets.................................................   $   3,070  $   2,398
Interest expense...........................................................       1,763      1,110
Net interest income (taxable-equivalent)...................................       1,335      1,310
Net interest income........................................................       1,307      1,288
Provision for credit losses................................................          70        100
Gains on sales of securities...............................................           1         14
Noninterest income.........................................................         726        680
Other real estate owned expense............................................           2          5
Noninterest expense........................................................       1,288      1,219
Income before income taxes.................................................         674        658
Income tax expense.........................................................         231        241
Net income.................................................................         443        417
Earnings per common share..................................................        1.60       1.52

Yield on average earning assets............................................        7.93 %     6.81 %
Rate on average interest-bearing liabilities...............................        5.13       3.57
Net interest spread........................................................        2.80       3.24
Net interest yield.........................................................        3.41       3.69

Return on average common shareholders' equity (1)..........................       16.03      16.82

Market price per share of common stock
  High for the period......................................................   $  51 3/4  $  50 7/8
  Low for the period.......................................................      44 5/8     44 3/8
  Closing price............................................................      50 3/4     45 3/4

Risk-based capital ratios
  Tier 1...................................................................        7.25 %     7.50 %
  Total....................................................................       11.06      11.66

   (1)  Average common shareholders' equity does not include the effect of fair value adjustments to securities available for sale and marketable equity securities.

Table 2
Customer Group Summary
For the Three Months Ended March 31
(Dollars in Millions)
                                                  General Bank         Global Finance       Financial Services
                                                1995       1994       1995        1994        1995       1994
                                             -------------------------------------------------------------------
Net interest income
  (taxable-equivalent)...................... $    907   $    916   $    304    $    296    $    117   $     93
Noninterest income..........................      479        423        231         239          16         18
                                             ------------------------------------------------------------------
Total revenue...............................    1,386      1,339        535         535         133        111
Provision for credit losses.................       41         78          -           7          29         15
Other real estate owned
  expense (income)..........................        1          4         (2)          -           3          1
Noninterest expense.........................      951        901        279         266          58         53
                                             ------------------------------------------------------------------
Income before taxes.........................      393        356        258         262          43         42
Income tax expense..........................      144        137         95         101          17         17
                                             ------------------------------------------------------------------
Net income (1).............................. $    249   $    219   $    163    $    161    $     26   $     25
                                             ==================================================================
Net interest yield..........................     4.43 %     4.77 %   2.55 %(2)   2.83 %(2)   7.16 %     7.31 %
Return on equity............................       17 %       17 %     17 %        17 %        12 %       14 %
Efficiency ratio............................    68.63      67.30    52.05       49.63       44.05      47.67
Average (3)
  Total loans and leases,
    net of unearned income.................. $ 64,123   $ 55,857   $ 33,478    $ 30,839    $  6,617   $  5,131
  Total deposits............................   77,541     77,017     15,000       9,697           -          -
  Total assets..............................   88,353     82,859     76,795      65,393       7,111      5,728
Period end (3)
  Total loans and leases,
    net of unearned income..................   65,319     56,532     34,113      30,587       6,988      5,283
  Total deposits............................   77,914     77,819     15,017       9,069           -          -

(1)  Customer Group results are presented on a fully allocated basis but do not include $5 million and $12 million of net income for 1995 and 1994, respectively, which represents earnings associated with unassigned capital, gains on securities and other corporate activities.
(2)  Global Finance's net interest yield excludes the impact of the primary government securities dealer.
     Including the primary government securities dealer, the net interest yield was 1.80 percent in 1995 and and 2.04 percent in 1994.
(3)  The sums of balance sheet and income statement amounts differ from consolidated amounts due to activities between the Customer Groups.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                               First Quarter 1995          Fourth Quarter 1994
                                                           -------------------------------------------------------
                                                            Average                     Average
                                                            Balance   Income            Balance   Income
                                                             Sheet      or    Yields/    Sheet      or    Yields/
                                                            Amounts   Expense  Rates    Amounts   Expense  Rates
                                                           -------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2)........................................ $ 45,238  $   919    8.24 % $ 43,587  $   855    7.78 %
    Real estate commercial................................    7,630      173    9.16      7,289      162    8.86
    Real estate construction..............................    3,100       77   10.07      3,038       72    9.33
                                                           -----------------           -----------------
      Total commercial....................................   55,968    1,169    8.47     53,914    1,089    8.01
                                                           -----------------           -----------------
    Residential mortgage..................................   17,780      343    7.76     16,680      321    7.68
    Home equity...........................................    2,675       62    9.33      2,580       56    8.71
    Credit card...........................................    4,543      139   12.36      4,357      141   12.80
    Other consumer........................................   17,949      439    9.91     17,714      430    9.63
                                                           -----------------           -----------------
      Total consumer......................................   42,947      983    9.24     41,331      948    9.12
                                                           -----------------           -----------------
    Foreign...............................................    1,961       36    7.50      1,764       30    6.79
    Lease financing.......................................    2,951       58    7.86      2,755       53    7.71
                                                           -----------------           -----------------
      Total loans and leases, net.........................  103,827    2,246    8.75     99,764    2,120    8.44
                                                           -----------------           -----------------
  Securities
    Held for investment...................................   17,648      238    5.45     17,966      245    5.40
    Available for sale (3)................................    7,728      110    5.80      8,560      117    5.44
                                                           -----------------           -----------------
      Total securities....................................   25,376      348    5.56     26,526      362    5.42
                                                           -----------------           -----------------
  Loans held for sale.....................................       61        1    9.10        109        3    7.65
  Federal funds sold and securities purchased
    under agreements to resell............................   15,014      230    6.22     16,159      203    5.00
  Time deposits placed and other short-term investments...    2,297       40    7.01      2,231       32    5.75
  Trading account securities (4)..........................   11,574      233    8.16     10,318      224    8.64
                                                           -----------------           -----------------
      Total earning assets (5)............................  158,149    3,098    7.93    155,107    2,944    7.54
Cash and cash equivalents.................................    8,321                       8,674
Factored accounts receivable..............................    1,048                       1,235
Other assets, less allowance for credit losses............    9,997                       9,538
                                                           --------                    --------
      Total assets........................................ $177,515                    $174,554
                                                           ========                    ========

Interest-bearing liabilities
  Savings................................................. $  8,911       53    2.39   $  9,143       54    2.37
  NOW and money market deposit accounts...................   28,577      187    2.66     29,442      190    2.53
  Consumer CDs and IRAs...................................   24,818      291    4.76     25,136      277    4.40
  Negotiated CDs, public funds and other time deposits....    3,151       41    5.30      2,825       35    4.80
  Foreign time deposits...................................   13,844      211    6.18     11,576      162    5.57
  Borrowed funds and trading account liabilities (4)(6)...   50,993      820    6.52     50,110      756    5.99
  Long-term debt and obligations under capital leases.....    8,888      160    7.22      8,147      144    7.08
                                                           -----------------           -----------------
      Total interest-bearing liabilities..................  139,182    1,763    5.13    136,379    1,618    4.71
Noninterest-bearing sources
  Noninterest-bearing deposits............................   19,984                      20,452
  Other liabilities.......................................    7,157                       6,817
  Shareholders' equity....................................   11,192                      10,906
                                                           --------                    --------
      Total liabilities and shareholders' equity.......... $177,515                    $174,554
                                                           ========                    ========
Net interest spread.......................................                      2.80                        2.83
Impact of noninterest-bearing sources.....................                       .61                         .57
Net interest income/yield on earning assets...............           $ 1,335    3.41 %           $ 1,326    3.40 %
                                                                     =======                     =======

(1)  Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)  Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial  loans to fixed rate. Such increases (decreases) in interest income were $(61) in the first quarter of 1995 and $(32), $0, $38 and $56 in the fourth, third, second and first quarters of 1994, respectively.
(3)  The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4)  Gross unrealized gains and losses on off-balance sheet trading positions are reported in other assets and liabilities, respectively.
(5)  Interest income includes taxable-equivalent adjustments of $28 in the first quarter of 1995 and $26, $24, $22 and $22 in the fourth, third, second  and first quarters of 1994, respectively.
(6)  Borrowed funds and trading account liabilities interest expense includes net interest rate swap expense related to swaps fixing the cost of certain variable-rate liabilities, primarily market-based funds. Such increases
     (decreases) in interest expense were $12 in the first quarter of 1995 and $20, $9, $(1) and $3 in the fourth, third, second and first quarters of 1994, respectively.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                               Third Quarter 1994          Second Quarter 1994
                                                           -------------------------------------------------------
                                                            Average                     Average
                                                            Balance   Income            Balance   Income
                                                             Sheet      or    Yields/    Sheet      or    Yields/
                                                            Amounts   Expense  Rates    Amounts   Expense  Rates
                                                           -------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2)........................................ $ 42,037  $   805    7.60 % $ 40,339  $   765    7.61 %
    Real estate commercial................................    7,473      159    8.43      7,955      157    7.92
    Real estate construction..............................    3,106       66    8.50      3,226       68    8.42
                                                           -----------------           -----------------
      Total commercial....................................   52,616    1,030    7.77     51,520      990    7.71
                                                           -----------------           -----------------
    Residential mortgage..................................   15,528      296    7.60     14,329      270    7.54
    Home equity...........................................    2,516       55    8.72      2,480       46    7.41
    Credit card...........................................    4,003      131   12.96      3,783      115   12.27
    Other consumer........................................   17,357      412    9.42     17,060      397    9.33
                                                           -----------------           -----------------
      Total consumer......................................   39,404      894    9.02     37,652      828    8.82
                                                           -----------------           -----------------
    Foreign...............................................    1,453       23    6.34      1,287       18    5.73
    Lease financing.......................................    2,474       49    7.90      2,146       38    7.08
                                                           -----------------           -----------------
      Total loans and leases, net.........................   95,947    1,996    8.27     92,605    1,874    8.12
                                                           -----------------           -----------------
  Securities
    Held for investment...................................   15,443      197    5.08     14,009      167    4.79
    Available for sale (3)................................   11,683      152    5.17     14,829      191    5.16
                                                           -----------------           -----------------
      Total securities....................................   27,126      349    5.12     28,838      358    4.98
                                                           -----------------           -----------------
  Loans held for sale.....................................      183        3    6.69        392        6    6.49
  Federal funds sold and securities purchased
    under agreements to resell............................   13,495      149    4.38     11,780      108    3.64
  Time deposits placed and other short-term investments...    2,216       29    5.16      1,211       15    4.96
  Trading account securities (4)..........................   10,488      199    7.52     10,265      173    6.75
                                                           -----------------           -----------------
      Total earning assets (5)............................  149,455    2,725    7.24    145,091    2,534    7.00
                                                           -----------------           -----------------
Cash and cash equivalents.................................    8,372                       8,051
Factored accounts receivable..............................    1,156                       1,599
Other assets, less allowance for credit losses............    8,300                       7,248
                                                           --------                    --------
      Total assets........................................ $167,283                    $161,989
                                                           ========                    ========

Interest-bearing liabilities
  Savings................................................. $  9,255       54    2.31   $  9,181       53    2.30
  NOW and money market deposit accounts...................   29,507      179    2.41     29,816      166    2.24
  Consumer CDs and IRAs...................................   24,439      257    4.17     22,855      231    4.02
  Negotiated CDs, public funds and other time deposits....    3,223       34    4.23      3,574       33    3.80
  Foreign time deposits...................................    8,436      108    5.06      5,691       63    4.49
  Borrowed funds and trading account liabilities (4)(6)...   48,688      629    5.13     47,122      514    4.38
  Long-term debt and obligations under capital leases.....    7,731      134    6.95      7,952      135    6.75
                                                           -----------------           -----------------
      Total interest-bearing liabilities..................  131,279    1,395    4.22    126,191    1,195    3.80
Noninterest-bearing sources                                -----------------           -----------------
  Noninterest-bearing deposits............................   19,796                      20,241
  Other liabilities.......................................    5,543                       5,285
  Shareholders' equity....................................   10,665                      10,272
                                                           --------                    --------
      Total liabilities and shareholders' equity.......... $167,283                    $161,989
                                                           ========                    ========
Net interest spread.......................................                      3.02                        3.20
Impact of noninterest-bearing sources.....................                       .52                         .50
Net interest income/yield on earning assets...............           $ 1,330    3.54 %           $ 1,339    3.70 %
                                                                     =======                     =======

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                                First Quarter 1994
                                                           ---------------------------
                                                            Average
                                                            Balance   Income
                                                             Sheet      or    Yields/
                                                            Amounts   Expense  Rates
                                                           ---------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2)........................................ $ 40,421  $   722    7.24 %
    Real estate commercial................................    8,419      158    7.61
    Real estate construction..............................    3,253       62    7.73
                                                           -----------------
      Total commercial....................................   52,093      942    7.33
                                                           -----------------
    Residential mortgage..................................   13,340      254    7.67
    Home equity...........................................    2,547       45    7.11
    Credit card...........................................    3,673      121   13.32
    Other consumer........................................   16,806      390    9.41
                                                           -----------------
      Total consumer......................................   36,366      810    9.00
                                                           -----------------
    Foreign...............................................    1,157       15    5.15
    Lease financing.......................................    1,992       36    7.19
                                                           -----------------
      Total loans and leases, net.........................   91,608    1,803    7.96
                                                           -----------------
  Securities
    Held for investment...................................   12,714      152    4.82
    Available for sale (3)................................   14,545      184    5.12
                                                           -----------------
      Total securities....................................   27,259      336    4.98
                                                           -----------------
  Loans held for sale.....................................      681       11    6.46
  Federal funds sold and securities purchased
    under agreements to resell............................   12,073       87    2.95
  Time deposits placed and other short-term investments...    1,375       14    4.12
  Trading account securities (4)..........................   10,738      169    6.39
                                                           -----------------
      Total earning assets (5)............................  143,734    2,420    6.81
Cash and cash equivalents.................................    7,976
Factored accounts receivable..............................    1,016
Other assets, less allowance for credit losses............    8,568
                                                           --------
      Total assets........................................ $161,294
                                                           ========

Interest-bearing liabilities
  Savings................................................. $  8,879       51    2.33
  NOW and money market deposit accounts...................   30,140      161    2.17
  Consumer CDs and IRAs...................................   23,295      234    4.09
  Negotiated CDs, public funds and other time deposits....    3,664       31    3.44
  Foreign time deposits...................................    4,385       42    3.86
  Borrowed funds and trading account liabilities (4)(6)...   47,336      454    3.89
  Long-term debt and obligations under capital leases.....    8,308      137    6.61
                                                           -----------------
      Total interest-bearing liabilities..................  126,007    1,110    3.57
Noninterest-bearing sources
  Noninterest-bearing deposits............................   19,897
  Other liabilities.......................................    5,310
  Shareholders' equity....................................   10,080
                                                           --------
      Total liabilities and shareholders' equity.......... $161,294
                                                           ========
Net interest spread.......................................                      3.24
Impact of noninterest-bearing sources.....................                       .45
Net interest income/yield on earning assets...............           $ 1,310    3.69 %
                                                                     =======

Table 4
Asset and Liability Management Interest Rate Swaps
Notional Contracts
(Dollars in Millions)
                                                        Index
                                        Generic       Amortizing           CMO                  Total
                                ----------------------------------------------------------------------------
                                  Receive      Pay      Receive    Receive      Pay      Receive      Pay
                                   Fixed      Fixed      Fixed      Fixed      Fixed      Fixed      Fixed      Total
                                ---------------------------------------------------------------------------------------
Balance on December 31, 1994... $   6,528  $   8,446  $   8,450  $   2,504  $      97  $  17,482  $   8,543  $  26,025
  Additions....................         -      1,561          -          -          -          -      1,561      1,561
  Maturities...................      (205)         -        (87)       (33)        (2)      (325)        (2)      (327)
                                ---------------------------------------------------------------------------------------
Balance on March 31, 1995...... $   6,323  $  10,007  $   8,363  $   2,471  $      95  $  17,157  $  10,102  $  27,259
                                =======================================================================================

Table 5
Asset and Liability Management Interest Rate Swaps
March 31, 1995
(Dollars in Millions, Average Maturity in Years)

                                                                         Maturities
                                           -----------------------------------------------------------------
                                     Market                                                          After    Average
                                     Value   Total     1995     1996      1997      1998     1999     1999    Maturity
                                    ----------------------------------------------------------------------------------
Asset Conversion Swaps
- ----------------------
Receive fixed generic.............. $(101)                                                                       .91
 Notional value....................        $ 6,323   $2,932   $ 2,705   $   575   $    3        -   $  108
 Weighted average receive rate.....           4.53 %   4.30 %    4.63 %    4.45 %   6.58 %      -     8.55 %
 Weighted average pay rate.........           6.39

Receive fixed amortizing...........  (362)                                                                      2.17
 Notional value....................        $ 8,363   $  590   $   460   $ 5,649   $1,664        -        -
 Weighted average receive rate.....           4.91 %   5.20 %    5.11 %    4.84 %   4.99 %      -        -
 Weighted average pay rate.........           6.29

Receive fixed CMO..................   (94)                                                                      1.98
                                    ------
 Notional value....................        $ 2,471   $  659   $   559   $   369   $  451   $  433        -
 Weighted average receive rate.....           5.12 %   5.10 %    5.10 %    5.11 %   5.08 %   5.21 %      -
 Weighted average pay rate.........           6.13

Total asset conversion swaps....... $(557)                                                                      1.68
                                    ======
 Notional value....................        $17,157   $4,181   $ 3,724   $ 6,593   $2,118   $  433   $  108
 Weighted average receive rate.....           4.80 %   4.56 %    4.76 %    4.82 %   5.01 %   5.21 %   8.55 %
 Weighted average pay rate.........           6.30

Liability Conversion Swaps
- --------------------------
Pay fixed generic.................. $  67                                                                       1.46
 Notional value....................        $10,007   $  110   $ 8,787   $   925   $  100        -   $   85
 Weighted average pay rate.........           6.58 %   6.64 %    6.52 %    7.34 %   5.02 %      -     5.82 %
 Weighted average receive rate.....           6.55

Pay fixed CMO......................     4                                                                       1.87
                                    ------
 Notional value....................        $    95   $   21   $    21   $    15   $   38        -        -
 Weighted average pay rate.........           4.44 %   4.44 %    4.44 %    4.44 %   4.44 %      -        -
 Weighted average receive rate.....           6.13

Total liability conversion swaps... $  71                                                                       1.47
                                    ======
 Notional value....................        $10,102   $  131   $ 8,808   $   940   $  138        -   $   85
 Weighted average pay rate.........           6.56 %   6.29 %    6.52 %    7.29 %   4.86 %      -     5.82 %
 Weighted average receive rate.....           6.55

Total.............................. $(486)
                                    ======
 Notional value....................        $27,259   $4,312   $12,532   $ 7,533   $2,256   $  433   $  193
 Weighted average receive rate.....           5.45 %
 Weighted average pay rate.........           6.40

Floating rates represent the last repricing and will change in the future based on movements in one, three or six month LIBOR rates.

Maturities are based on interest rates implied by the forward curve on March 31, 1995, and may differ from actual maturities, depending on  future interest rate movements and resultant prepayment patterns.

In addition to the above asset and liability management interest rate swaps, on March 31, 1995, the Corporation had approximately $1.2 billion notional of net receive fixed generic interest rate swaps associated primarily with a credit card securitization.  On March 31, 1995, these positions had an unrealized market value of negative $77 million. On March 31, 1995, the weighted average receive rate was 5.19 percent and the pay rate was 6.94 percent.

Table 6
Interest Rate Gap Analysis
March 31, 1995
(Dollars in Millions)

                                                                                                        Over 12
                                                                                                       Months and
                                                                     Interest-Sensitive               Noninterest-
                                                30-Day     3-Month    6-Month   12-Month     Total     Sensitive      Total
                                              ------------------------------------------------------------------------------
Earning assets
  Loans and leases, net of
    unearned income........................   $  46,257  $  10,955  $   3,883  $   6,731  $  67,826  $     37,878  $ 105,704
  Securities held for investment...........          34         79      3,805      2,991      6,909        10,637     17,546
  Securities available for sale............           8        408         46      1,278      1,740         7,222      8,962
  Loans held for sale......................         286          -          -          -        286             -        286
  Time deposits placed and other
    short-term investments.................       1,314        744        438        252      2,748             2      2,750
  Trading account securities...............      13,148          -          -          -     13,148             -     13,148
  Other earning assets.....................      13,688          -          -          -     13,688             -     13,688
                                              ------------------------------------------------------------------------------
    Total..................................      74,735     12,186      8,172     11,252    106,345        55,739  $ 162,084
                                              ------------------------------------------------------------------------------

Interest-bearing liabilities
  Savings..................................       8,844          -          -          -      8,844             -  $   8,844
  NOW and money market deposit
    accounts...............................      20,573          -          -          -     20,573         7,551     28,124
  Consumer CDs and IRAs....................       3,150      3,738      4,535      4,958     16,381         8,559     24,940
  Negotiated CDs, public funds and
    other time deposits....................         955        981        715        320      2,971           303      3,274
  Foreign time deposits....................       6,496      3,198      2,410      3,193     15,297             -     15,297
  Borrowed funds...........................      34,276      2,754      3,302      1,759     42,091             -     42,091
  Short sales..............................      11,422          -          -          -     11,422             -     11,422
  Long-term debt and obligations under
    capital leases.........................         432      1,956        260        599      3,247         6,569      9,816
                                              ------------------------------------------------------------------------------
    Total..................................      86,148     12,627     11,222     10,829    120,826        22,982    143,808
Noninterest-bearing, net...................           -          -          -          -          -        18,276     18,276
                                              ------------------------------------------------------------------------------
    Total..................................      86,148     12,627     11,222     10,829    120,826        41,258  $ 162,084
                                              ------------------------------------------------------------------------------
Interest rate gap..........................     (11,413)      (441)    (3,050)       423    (14,481)       14,481
Effect of asset and liability management
  interest rate swaps, futures and
  other off-balance sheet items............      (7,347)    (6,809)     8,651      2,515     (2,990)        2,990
                                              -------------------------------------------------------------------
Adjusted interest rate gap.................   $ (18,760) $  (7,250) $   5,601  $   2,938  $ (17,471) $     17,471
                                              ===================================================================
Cumulative adjusted interest rate gap......   $ (18,760) $ (26,010) $ (20,409) $ (17,471)
                                              ===========================================

Table 7
Noninterest Income
(Dollars in Millions)
                                                   Three Months
                                                  Ended March 31       Change
                                                -----------------------------------
                                                    1995    1994   Amount  Percent
                                                -----------------------------------
Service charges on deposit accounts............ $   207  $   196  $    11     5.6 %
                                                ----------------------------------
Nondeposit-related service fees
  Safe deposit rent............................       9        8        1    12.5
  Mortgage servicing and related fees..........      21       16        5    31.3
  Fees on factored accounts receivable.........      17       18       (1)   (5.6)
  Investment banking income....................      49       32       17    53.1
  Other service fees...........................      29       27        2     7.4
                                                ----------------------------------
    Total nondeposit-related service fees......     125      101       24    23.8
                                                ----------------------------------

Trust fees.....................................     110      109        1     0.9
                                                ----------------------------------
Credit card income
  Merchant discount fees.......................       7        7        -       -
  Annual credit card fees......................       6        6        -       -
  Other credit card fees.......................      54       52        2     3.8
                                                ----------------------------------
    Total credit card income...................      67       65        2     3.1
                                                ----------------------------------
Other income
  Brokerage income.............................      24       13       11    84.6
  Trading account profits and fees.............      83       95      (12)  (12.6)
  Bankers' acceptances and letters of credit...      18       17        1     5.9
  Insurance commissions and earnings...........      15       12        3    25.0
  Miscellaneous................................      77       72        5     6.9
                                                ----------------------------------
    Total other income.........................     217      209        8     3.8
                                                ----------------------------------
                                                $   726  $   680  $    46     6.8
                                                ==================================

Table 8
Noninterest Expense
(Dollars in Millions)
                                                 Three Months
                                                Ended March 31           Change
                                            -------------------------------------------
                                                1995       1994     Amount    Percent
                                            -------------------------------------------
Personnel.................................. $     625  $     564  $      61      10.8 %
Occupancy, net.............................       121        120          1       0.8
Equipment..................................        93         86          7       8.1
Marketing..................................        58         37         21      56.8
Professional fees..........................        37         43         (6)    (14.0)
Amortization of intangibles................        30         34         (4)    (11.8)
Credit card................................        14         19         (5)    (26.3)
FDIC insurance.............................        51         53         (2)     (3.8)
Processing.................................        63         58          5       8.6
Telecommunications.........................        36         32          4      12.5
Postage and courier........................        34         33          1       3.0
Other general operating....................        89        107        (18)    (16.8)
General administrative and miscellaneous...        37         33          4      12.1
                                            ------------------------------------------
                                            $   1,288  $   1,219  $      69       5.7
                                            ==========================================

Table 9
Sources and Uses of Funds
(Average Dollars in Millions)
                                                                         Three Months Ended March 31
                                                               -------------------------------------------
                                                                        1995                 1994
                                                               -------------------------------------------
                                                                  Amount   Percent      Amount   Percent
                                                               -------------------------------------------
Composition of sources
  Savings, NOW, money market deposit accounts,
      and consumer CDs and IRAs.............................   $  62,306      35.1 % $  62,314      38.7 %
  Noninterest-bearing funds.................................      19,984      11.3      19,897      12.3
  Customer-based portion of negotiated CDs..................       1,502       0.8       1,435       0.9
                                                               ------------------------------------------
      Customer-based funds..................................      83,792      47.2      83,646      51.9
  Market-based funds........................................      66,486      37.5      53,950      33.4
  Long-term debt and obligations under capital leases.......       8,888       5.0       8,308       5.2
  Other liabilities.........................................       7,157       4.0       5,310       3.3
  Shareholders' equity......................................      11,192       6.3      10,080       6.2
                                                               ------------------------------------------
      Total sources.........................................   $ 177,515     100.0 % $ 161,294     100.0 %
                                                               ==========================================

Composition of uses
  Loans and leases, net of unearned income..................   $ 103,827      58.5 % $  91,608      56.8 %
  Securities held for investment............................      17,648       9.9      12,714       7.9
  Securities available for sale.............................       7,728       4.4      14,545       9.0
  Loans held for sale.......................................          61         -         681       0.4
  Time deposits placed and other short-term investments.....       2,297       1.3       1,375       0.9
  Other earning assets......................................      26,588      15.0      22,811      14.1
                                                               ------------------------------------------
      Total earning assets..................................     158,149      89.1     143,734      89.1
  Factored accounts receivable..............................       1,048       0.6       1,016       0.6
  Other assets..............................................      18,318      10.3      16,544      10.3
                                                               ------------------------------------------
      Total uses............................................   $ 177,515     100.0 % $ 161,294     100.0 %
                                                               ==========================================

Table 10
Nonperforming Assets
(Dollars in Millions)
                                                           March 31     December 31    September 30     June 30        March 31
                                                             1995           1994           1994           1994           1994
                                                        --------------------------------------------------------------------------
Nonperforming loans
  Commercial........................................... $        406   $        362   $        411   $        425   $        432
  Real estate commercial...............................          209            201            198            248            282
  Real estate construction.............................           71             66             82             90            161
                                                        -------------------------------------------------------------------------
    Total commercial...................................          686            629            691            763            875
                                                        -------------------------------------------------------------------------
  Residential mortgage.................................           66             66             71             69             71
  Home equity..........................................            9             10              8              9              8
  Other consumer.......................................           79             84             82             82             99
                                                        -------------------------------------------------------------------------
    Total consumer.....................................          154            160            161            160            178
                                                        -------------------------------------------------------------------------
  Foreign..............................................            6              3              4              5              5
  Lease financing......................................            8              9              6              8              9
                                                        -------------------------------------------------------------------------
    Total nonperforming loans..........................          854            801            862            936          1,067

Other real estate owned................................          221            337            414            485            569
                                                        -------------------------------------------------------------------------
    Total nonperforming assets......................... $      1,075   $      1,138   $      1,276   $      1,421   $      1,636
                                                        =========================================================================
Nonperforming assets as a percentage of
  Total assets.........................................          .58 %          .67 %          .75 %          .86 %          .99 %
  Loans, leases and factored accounts
    receivable, net of unearned income,
    and other real estate owned........................         1.00           1.10           1.29           1.48           1.73
Loans past due 90 days or more and not
    classified as nonperforming........................ $        129   $        146   $        124   $         90   $        154

On January 1, 1995, the date of adoption of SFAS 114, the recorded investments in certain loans that are considered impaired totaled $712 million (including $80 million of in-substance foreclosed loans previously reported as other real estate owned) and included $390 million for commercial, $229 million for real estate commercial, $90 million for real estate construction and $3 million for foreign.  On March 31, 1995 the recorded investments in certain loans that are considered impaired under SFAS 114 totaled $692 million and included $406 million for commercial, $209 million for real estate commercial, $71 million for real estate construction and $6 million for foreign.

Table 11
Allowance For Credit Losses
(Dollars in Millions)
                                                                           Three Months
                                                                          Ended March 31
                                                                      -----------------------
                                                                         1995        1994
                                                                      -----------------------
Beginning balance (1)................................................ $   2,186   $   2,169
                                                                      ----------------------
Loans, leases and factored accounts receivable charged off
  Commercial.........................................................       (25)        (29)
  Real estate commercial.............................................        (7)        (12)
  Real estate construction...........................................        (3)         (7)
                                                                      ----------------------
    Total commercial.................................................       (35)        (48)
                                                                      ----------------------
  Residential mortgage...............................................        (2)         (2)
  Home equity........................................................        (1)          -
  Credit card........................................................       (39)        (32)
  Other consumer.....................................................       (53)        (48)
                                                                      ----------------------
    Total consumer...................................................       (95)        (82)
                                                                      ----------------------
  Factored accounts receivable.......................................        (4)        (16)
                                                                      ----------------------
    Total loans, leases and factored accounts
      receivable charged off.........................................      (134)       (146)
                                                                      ----------------------

Recoveries of loans, leases and factored accounts
  receivable previously charged off
  Commercial.........................................................        18          14
  Real estate commercial.............................................         3           3
  Real estate construction...........................................         4          11
                                                                      ----------------------
    Total commercial.................................................        25          28
                                                                      ----------------------
  Residential mortgage...............................................         -           1
  Credit card........................................................         6           6
  Other consumer.....................................................        17          16
                                                                      ----------------------
    Total consumer...................................................        23          23
                                                                      ----------------------
  Lease financing....................................................         1           1
  Factored accounts receivable.......................................         2           4
    Total recoveries of loans, leases and                             ----------------------
      factored accounts receivable previously charged off............        51          56
                                                                      ----------------------
    Net charge-offs..................................................       (83)        (90)
                                                                      ----------------------

Provision for credit losses..........................................        70         100
Allowance applicable to loans of purchased companies.................         1           8
                                                                      ----------------------
Ending balance (1)................................................... $   2,174   $   2,187
                                                                      ======================

Loans, leases and factored accounts receivable,
  net of unearned income, outstanding on March 31.................... $ 106,928   $  93,767
Allowance for credit losses as a percentage of
  loans, leases and factored accounts receivable,
  net of unearned income, outstanding on March 31....................      2.03 %      2.33 %
Average loans, leases and factored accounts receivable,
  net of unearned income, outstanding during the period.............. $ 104,875   $  92,624
Net charge-offs as a percentage of average loans,
  leases and factored accounts receivable,
  net of unearned income, outstanding during the period..............      0.32 %      0.39 %
Allowance for credit losses as a percentage of nonperforming loans...    254.49      205.04


(1)  Reserves associated with loans that are considered to be impaired under SFAS 114 totaled approximately $64 million on January 1, 1995 and $62 million on March 31, 1995.

Table 12
Derivatives - Dealer Positions
(Dollars in Millions)


                                   March 31      December 31
                                     1995           1994
                                   Contract/      Contract/
                                   Notional       Notional
                                  --------------------------
Interest Rate Contracts
  Swaps.......................... $  63,794     $    45,179
  Futures and forwards...........   204,573         124,620
  Written options................   113,830         114,928
  Purchased options..............   103,465         118,839

Foreign Exchange Contracts
  Swaps..........................       570             470
  Spot, futures and forwards.....    43,269          26,987
  Written options................    20,152          13,398
  Purchased options..............    19,541          13,507

Commodity Contracts
  Swaps..........................       781             570
  Futures and forwards...........     1,275           1,984
  Written options................    18,095          12,608
  Purchased options..............    20,549          11,591

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Exhibit 10 - NationsBank Corporation Key Employee Stock Plan

             Exhibit 11 - Earnings Per Share Computation

             Exhibit 12(a) - Ratio of Earnings to Fixed Charges

             Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred Dividends

             Exhibit 27 - Financial Data Schedule

         b.  Reports on Form 8-K

             The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1995:

             Current Report on Form 8-K dated January 17, 1995, and filed January 26, 1995, Items 5 and 7.

             Current Report on Form 8-K dated February 16, 1995, and filed February 21, 1995, Items 5 and 7.

             Current Report on Form 8-K dated February 22, 1995, and filed March 2, 1995, Items 5 and 7.

             Current Report on Form 8-K dated February 28, 1995, and filed March 2, 1995, Items 5 and 7.

             Current Report on Form 8-K, as amended, dated March 20, 1995, and filed March 21, 1995, Items 5 and 7.

             Current Report on Form 8-K dated March 20, 1995, and filed March 27, 1995, Items 5 and 7.

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NationsBank Corporation
                                         -------------------------------------
                                         Registrant

Date:     May 15, 1995                   /s/            Marc D. Oken
       ------------------                -------------------------------------
                                         Marc D. Oken
                                         Executive Vice President
                                         and Chief Accounting Officer
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)

                            NationsBank Corporation
                                   Form 10-Q
                               Index to Exhibits


Exhibit  Description                                                      Page
- -------  -----------                                                      ----

10       NationsBank Corporation Key Employee Stock Plan.................   39

11       Earnings Per Share Computation..................................   60

12(a)    Ratio of Earnings to Fixed Charges..............................   61

12(b)    Ratio of Earnings to Fixed Charges and Preferred Dividends......   62

27       Financial Data Schedule.........................................   63