Form 10-Q
period 1995-06-30
NATIONSBANK CORP
filed 1995-08-14
CIK 70858

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   Form 10-Q



(Mark One)

{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934, AS AMENDED

         For the quarterly period ended          June 30, 1995
                                              -------------------

                                      OR

{ }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES

         EXCHANGE ACT OF 1934, AS AMENDED

         For the transition period from                   to

                                        -----------------    -----------------

                       Commission file number   1-6523
                                               --------

                            NationsBank Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                                56-0906609
------------------------------------------------------------------------------
       (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

         NationsBank Corporate Center, Charlotte, North Carolina 28255
------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (704) 386-5000
------------------------------------------------------------------------------
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

On July 31, 1995, there were 270,039,586 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

June 30, 1995 Form 10-Q

Index
                                                                           Page
                                                                           ----
Part I. Financial Information

Item 1. Financial Statements

           Consolidated Statement of Income for the Three Months and Six
           Months Ended June 30, 1995 and 1994.............................   3

           Consolidated Balance Sheet on June 30, 1995 and
           December 31, 1994...............................................   4

           Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 1995 and 1994..........................................   5

           Consolidated Statement of Changes in Shareholders' Equity for
           the Six Months Ended June 30, 1995 and 1994.....................   6

           Notes to Consolidated Financial Statements......................   7

Item 2.    Management's Discussion and Analysis of Results of Operations


           and Financial Condition.........................................  11

Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders ............  41

Item 6.    Exhibits and Reports on Form 8-K................................  43

Signature..................................................................  44

Index to Exhibits..........................................................  45

Part I. Financial Information

Item 1. Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)
                                                                       Three Months            Six Months
                                                                      Ended June 30           Ended June 30
                                                                 -----------------------------------------------
                                                                    1995         1994       1995         1994
                                                                 -----------------------------------------------
Income from Earning Assets
  Interest and fees on loans.................................... $   2,311    $   1,826  $   4,487    $   3,583
  Lease financing income........................................        51           32        101           62
  Interest and dividends on securities
    Held for investment.........................................       232          167        466          318
    Available for sale..........................................       162          185        268          364
  Interest and fees on loans held for sale......................         3            6          4           17
  Time deposits placed and other short-term investments.........        42           15         82           29
  Federal funds sold............................................        12            8         28           14
  Securities purchased under agreements to resell...............       273          100        487          181
  Trading account securities....................................       305          173        538          342
                                                                 -----------------------------------------------
    Total income from earning assets............................     3,391        2,512      6,461        4,910
                                                                 -----------------------------------------------
Interest Expense
  Deposits......................................................       842          546      1,625        1,065
  Borrowed funds................................................       779          352      1,377          653
  Trading account liabilities...................................       249          162        471          315
  Long-term debt................................................       185          135        345          272
                                                                 -----------------------------------------------
    Total interest expense......................................     2,055        1,195      3,818        2,305
                                                                 -----------------------------------------------
Net interest income.............................................     1,336        1,317      2,643        2,605
Provision for credit losses.....................................        70           70        140          170
                                                                 -----------------------------------------------
Net credit income...............................................     1,266        1,247      2,503        2,435
Gains on sales of securities....................................         4            5          5           19
Noninterest income..............................................       730          629      1,456        1,309
Other real estate owned expense (income)........................         1           (3)         3            2
Noninterest expense.............................................     1,288        1,228      2,576        2,447
                                                                 -----------------------------------------------
Income before income taxes......................................       711          656      1,385        1,314
Income tax expense..............................................       244          219        475          460
                                                                 -----------------------------------------------
Net income...................................................... $     467    $     437  $     910    $     854
                                                                 ===============================================
Net income available to common shareholders..................... $     465    $     435  $     906    $     849
                                                                 ===============================================
Per-share information
  Earnings per common share..................................... $    1.71    $    1.58  $    3.31    $    3.10
                                                                 ===============================================
  Fully diluted earnings per common share....................... $    1.70    $    1.57  $    3.28    $    3.07
                                                                 ===============================================
  Dividends per common share.................................... $    0.50    $    0.46  $    1.00    $    0.92
                                                                 ===============================================
Average common shares(in thousands).............................   271,717      275,020    274,053      273,492
                                                                 ===============================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)
                                                                                                    June 30      December 31
                                                                                                     1995           1994
                                                                                                -----------------------------
Assets
  Cash and cash equivalents.................................................................... $       8,007  $       9,582
  Time deposits placed and other short-term investments........................................         2,354          2,159
  Securities
    Held for investment, at cost (market value - $14,485 and $17,101)..........................        14,452         17,800
    Available for sale.........................................................................        12,563          8,025
                                                                                                -----------------------------
      Total securities.........................................................................        27,015         25,825
                                                                                                -----------------------------
  Loans held for sale..........................................................................           713            318
  Trading account assets.......................................................................        15,104          9,941
  Federal funds sold...........................................................................            60            960
  Securities purchased under agreements to resell..............................................        11,331         10,152
  Loans and leases, net of unearned income.....................................................       109,802        102,367
  Factored accounts receivable.................................................................         1,121          1,004
                                                                                                -----------------------------
      Loans, leases and factored accounts receivable, net of unearned income...................       110,923        103,371
                                                                                                -----------------------------
  Allowance for credit losses..................................................................        (2,164)        (2,186)
  Premises, equipment and lease rights, net....................................................         2,463          2,439
  Customers' acceptance liability..............................................................           785            684
  Interest receivable..........................................................................         1,576          1,408
  Mortgage servicing rights....................................................................           667            195
  Goodwill.....................................................................................         1,048          1,047
  Core deposit and other intangibles...........................................................           435            470
  Other assets.................................................................................         3,871          3,239
                                                                                                -----------------------------
                                                                                                $     184,188  $     169,604
                                                                                                =============================
Liabilities
  Deposits
    Noninterest-bearing........................................................................ $      22,098  $      21,380
    Savings....................................................................................         8,553          9,037
    NOW and money market deposit accounts......................................................        27,323         29,752
    Time.......................................................................................        27,798         27,698
    Foreign time...............................................................................        14,834         12,603
                                                                                                -----------------------------
      Total deposits...........................................................................       100,606        100,470
                                                                                                -----------------------------
  Federal funds purchased......................................................................         5,076          3,993
  Securities sold under agreements to repurchase...............................................        27,370         21,977
  Commercial paper.............................................................................         2,682          2,519
  Other short-term borrowings..................................................................         7,164          5,640
  Trading account liabilities..................................................................        14,550         11,426
  Liability to factoring clients...............................................................           581            586
  Acceptances outstanding......................................................................           785            684
  Accrued expenses and other liabilities.......................................................         3,154          2,810
  Long-term debt...............................................................................        10,716          8,488
                                                                                                -----------------------------
      Total liabilities........................................................................       172,684        158,593
                                                                                                -----------------------------
Shareholders' Equity
  Preferred stock: authorized - 45,000,000 shares
    ESOP Convertible, Series C: issued - 2,553,552 and 2,606,657 shares........................           109            111
  Common stock: authorized - 800,000,000 shares; issued - 269,812,113 and 276,451,552 shares...         4,373          4,740
  Retained earnings............................................................................         7,083          6,451
  Other, including loan to ESOP trust..........................................................           (61)          (291)
                                                                                                -----------------------------
      Total shareholders' equity...............................................................        11,504         11,011
                                                                                                -----------------------------
                                                                                                $     184,188  $     169,604
                                                                                                =============================
See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in Millions)
                                                                                                  Six Months
                                                                                                Ended June 30
                                                                                      --------------------------------
                                                                                             1995            1994
                                                                                      --------------------------------
Operating Activities
  Net income......................................................................... $           910 $           854
  Reconciliation of net income to net cash (used) provided by operating activities
    Provision for credit losses......................................................             140             170
    Gains on sales of securities.....................................................              (5)            (19)
    Depreciation and premises improvements amortization..............................             139             130
    Amortization of intangibles......................................................              61              68
    Deferred income tax expense......................................................             119              70
    Net change in trading instruments................................................          (2,039)          3,236
    Net (increase) decrease in interest receivable...................................            (168)              8
    Net (increase) decrease in interest payable......................................             183             (57)
    Net (increase) decrease in loans held for sale...................................            (395)          1,397
    Net (decrease) increase in liability to factoring clients........................              (5)             38
    Other operating activities.......................................................            (730)          1,063
                                                                                      --------------------------------
     Net cash (used) provided by operating activities................................          (1,790)          6,958
                                                                                      --------------------------------
Investing Activities
  Proceeds from maturities of securities held for investment.........................           3,758           4,530
  Purchases of securities held for investment........................................            (414)         (5,186)
  Proceeds from sales and maturities of securities available for sale................          16,044          17,075
  Purchases of securities available for sale.........................................         (20,234)        (15,912)
  Net increase in federal funds sold and securities
    purchased under agreements to resell.............................................            (279)         (5,788)
  Net increase in time deposits placed and other short-term investments..............            (195)           (166)
  Net originations of loans and leases...............................................          (6,356)         (5,401)
  Purchases of loans and leases......................................................          (1,961)         (1,466)
  Proceeds from sales and securitizations of loans...................................             794           3,075
  Purchases of mortgage servicing rights.............................................            (492)            (29)
  Purchases of factored accounts receivable..........................................          (3,898)         (3,900)
  Collections of factored accounts receivable........................................           3,770           3,825
  Net purchases of premises and equipment............................................            (165)           (146)
  Proceeds from sales of other real estate owned.....................................             117             199
  Sales/(acquisitions) of business activities, net of cash...........................            (585)            126
                                                                                      --------------------------------
     Net cash used in investing activities...........................................         (10,096)         (9,164)
                                                                                      --------------------------------
Financing Activities
  Net increase in deposits...........................................................             551             607
  Net increase in federal funds purchased and securities
    sold under agreements to repurchase..............................................           6,476           1,744
  Net increase in other short-term borrowings and commercial paper...................           1,687             817
  Proceeds from issuance of long-term debt...........................................           2,576               -
  Retirement of long-term debt.......................................................            (350)           (675)
  Preferred stock repurchased and redeemed...........................................               -             (94)
  Proceeds from issuance of common stock.............................................              96             130
  Cash dividends paid................................................................            (278)           (258)
  Common stock repurchased...........................................................            (453)              -
  Other financing activities.........................................................               6              (8)
                                                                                      --------------------------------
     Net cash provided by financing activities.......................................          10,311           2,263
                                                                                      --------------------------------
Net increase (decrease) in cash and cash equivalents.................................          (1,575)             57
Cash and cash equivalents on January 1...............................................           9,582           7,649
                                                                                      --------------------------------
Cash and cash equivalents on June 30................................................. $         8,007 $         7,706
                                                                                      ================================

Loans transferred to other real estate owned amounted to $47 and $104 for the six months ended June 30, 1995 and
1994, respectively.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)
                                                                                                                        Total
                                                                  Common Stock                                          Share-
                                                 Preferred     ------------------   Retained     Loan to               holders'
                                                   Stock       Shares      Amount   Earnings    ESOP Trust   Other      Equity
                                                --------------------------------------------------------------------------------
Balance on December 31, 1993.................   $     208     270,905   $  4,594   $   5,247   $     (88)  $    18   $    9,979
  Net income.................................                                            854                                854
  Cash dividends
    Common...................................                                           (253)                              (253)
    Preferred................................                                             (5)                                (5)
  Preferred stock repurchased and redeemed...         (93)                    (1)                                           (94)
  Common stock issued under dividend
    reinvestment and employee plans..........                   2,932        130                                            130
  Common stock issued in acquisitions........                   2,629         21          41                                 62
  Net change in unrealized gains/(losses)
    on securities available for sale and
    marketable equity securities.............                                                                 (207)        (207)
  Other......................................          (3)         51          3                       6         1            7
                                                --------------------------------------------------------------------------------
Balance on June 30, 1994.....................   $     112     276,517   $  4,747   $   5,884   $     (82)  $  (188)  $   10,473
                                                ================================================================================


Balance on December 31, 1994.................   $     111     276,452   $  4,740   $   6,451   $     (76)  $  (215)  $   11,011
  Net income.................................                                            910                                910
  Cash dividends
    Common...................................                                           (274)                              (274)
    Preferred................................                                             (4)                                (4)
  Common stock issued under dividend
    reinvestment and employee plans..........                   1,950         84                                12           96
  Common stock repurchased...................                  (8,635)      (453)                                          (453)
  Net change in unrealized gains/(losses)
    on securities available for sale and
    marketable equity securities.............                                                                  216          216
  Other......................................          (2)         45          2                       6        (4)           2
                                                --------------------------------------------------------------------------------
Balance on June 30, 1995.....................   $     109     269,812   $  4,373   $   7,083   $     (70)  $     9   $   11,504
                                                ================================================================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

     The consolidated financial statements include the accounts of NationsBank Corporation and its subsidiaries (the Corporation). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The information contained in the financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
     Accounting policies followed in the presentation of interim financial results are presented on pages 62 and 63 of the 1994 Annual Report to Shareholders, as updated by the following and Note 1 on pages 8 and 9 of the March 31, 1995 Form 10-Q.

Mortgage Servicing Rights

     On April 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of Statement of Financial Accounting Standards No. 65, Accounting for Certain Mortgage Banking Activities". This standard addresses accounting and reporting for the capitalization of mortgage servicing rights (MSRs) acquired by purchasing servicing rights separately or by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Additionally, measurement of the fair value and impairment of such rights are addressed. Adoption of this standard did not have a material impact on the Corporation's results of operations or its financial condition.
     The Corporation capitalizes MSRs based on the cost of acquiring such rights. The total cost of the mortgage loans is allocated between the cost of the loans and the MSRs either at the time of purchase or origination if, at that time, the Corporation has a definitive plan to sell or securitize the loans, or at the time of sale of the loans. This allocation is based on the relative fair values of the loans and MSRs. If it is not practicable to estimate those relative fair values, the entire cost is allocated to the loans. The cost of MSRs is amortized in proportion to and over the estimated period of net servicing revenues, adjusted for actual prepayment experience.
     The Corporation evaluates MSRs for impairment by estimating the fair value based on anticipated future net cash flows, taking into consideration prepayment predictions and current mortgage interest rates. If the recorded balance of the MSRs exceeds the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees.


Note 2 - Acquisition Activity

     On June 26, 1995, the Corporation entered into an agreement to purchase Intercontinental Bank, based in Miami, Florida, at an estimated purchase price of approximately $208 million which will be paid in the form of common stock of the Corporation. On July 5, 1995, the Corporation entered into an agreement to purchase CSF Holdings, Inc., the parent of Citizens Federal Bank, also based in Miami, at an estimated purchase price of approximately $516 million, which will be paid in cash. Additionally, in July, the Corporation entered into agreements to acquire two smaller banking organizations in Florida and Texas. Combined total assets and total deposits of these entities to be acquired approximate $5.3 billion and $4.7 billion, respectively, on June 30, 1995. These acquisitions, which are subject to approval by the respective shareholders of the entities to be acquired and various regulatory agencies, are expected to be completed around year end or early in 1996. These acquisitions are not expected to have a material impact on the results of operations or financial condition of the Corporation.


Note 3 - Trading Account Assets and Liabilities

     The market values of the components of trading account assets and liabilities on June 30, 1995 and on December 31, 1994 and the average market values for the six months ended June 30, 1995 were (dollars in millions):

                                                                            Average for
                                                                              the Six
                                                     June 30  December 31  Months Ended
                                                      1995       1994      June 30, 1995
                                                   -------------------------------------
Securities owned
  U.S. Treasury securities........................ $  7,987  $     5,968  $      10,692
  Securities of other U.S. Government agencies
    and corporations..............................    1,309        1,185          1,382
  Certificates of deposit, bankers' acceptances
    and commercial paper..........................      342          371            469
  Corporate debentures............................    1,058          581            791
  Other securities................................      229          259            381
                                                   -------------------------------------
    Total securities owned........................   10,925        8,364         13,715
Derivative-dealer positions.......................    4,179        1,577          2,494
                                                   -------------------------------------
    Total trading account assets.................. $ 15,104  $     9,941  $      16,209
                                                   =====================================

Short sales
  U.S. Treasury securities........................ $ 10,053  $     9,352  $      12,042
  Securities of other U.S. Government agencies
    and corporations..............................      199          182            218
  Corporate debentures............................      424          278            277
  Other securities................................       27            -             13
                                                   -------------------------------------
    Total short sales.............................   10,703        9,812         12,550
Derivative-dealer positions.......................    3,847        1,614          2,402
                                                   -------------------------------------
    Total trading account liabilities............. $ 14,550  $    11,426  $      14,952
                                                   =====================================



     Derivative-dealer positions represent the market values of interest rate, foreign exchange and commodity-related products, including swap, futures, forward and option contracts associated with the Corporation's derivative trading activities.

Note 4 - Debt

     In the second quarter of 1995, under a shelf registration statement, the Corporation issued approximately $1.1 billion of senior and subordinated notes, the majority of which bear interest based on a floating rate. As of August 10, 1995, the Corporation had approximately $1.9 billion of capacity available under its existing shelf registration statement.
     On July 5, 1995, the Corporation issued a $500-million Eurobond offering in U.S. dollar floating rate notes, due July 2000. These notes bear interest at a spread over the London interbank offered rate.
     In late 1994, the Corporation, through Main Place Funding Corporation
(MPFC), a wholly-owned, limited-purpose finance subsidiary of the Texas banking subsidiary, filed a shelf registration statement to issue up to $4 billion of mortgage-backed bonds. These mortgage-backed bonds will be collateralized primarily by 1 to 4 family mortgage notes and are the sole obligation of MPFC. On July 11, 1995, MPFC issued $1.5 billion of Series 1995-1 mortgage-backed bonds, due 1998, bearing interest at a spread over the one-month London interbank offered rate. This series is initially collateralized by approximately $2.3 billion of mortgage notes.
     On August 1, 1995, the Corporation's Delaware credit card bank subsidiary issued asset-backed certificates, through the NationsBank Credit Card Master Trust, totaling approximately $1.1 billion. The certificates bear an average rate of 6.69 percent which was effectively converted to a spread over the London interbank offered rate through the execution of an interest rate swap. Approximately $3.2 billion of credit card loans were initially transferred to the master trust as collateral for these certificates.

Note 5 - Commitments and Contingencies

     The Corporation's commitments to extend credit on June 30, 1995, were $81.0 billion compared to $74.7 billion on December 31, 1994. Standby letters of credit (SBLCs) and financial guarantees represent commitments by the Corporation to meet the obligations of the account party if called upon. Outstanding SBLCs and guarantees on June 30, 1995, were $7.3 billion compared to $6.9 billion on December 31, 1994. Commercial letters of credit, issued primarily to facilitate customer trade finance activities, were $1.4 billion and $1.3 billion on June 30, 1995 and December 31, 1994, respectively. The above amounts have been reduced by amounts collateralized by cash and amounts participated to other financial institutions.
     On June 30, 1995 and December 31, 1994, indemnified securities lending transactions totaled $4.1 billion and $5.7 billion, respectively. Collateral with a market value of $4.2 billion and $5.9 billion, for the respective periods, was obtained by the Corporation in support of these transactions.
     On June 30, 1995, the Corporation had commitments to purchase and sell when-issued securities of $3.4 billion and $3.3 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $2.2 billion and $2.5 billion, respectively, on December 31, 1994.
     See Tables 5 and 6 and the accompanying discussion in Item 2 regarding the Corporation's derivatives used for risk management purposes.
     In conducting its mortgage banking activities, the Corporation is exposed to fluctuations in interest rates. Loans originated for sale to third parties expose the Corporation to interest rate risk for the period between loan origination and subsequent delivery. Additionally, the value of the Corporation's mortgage servicing rights is affected by changes in interest rates and the resulting impact such changes have on the level of prepayments. To manage interest rate risk associated with mortgage banking activities, the Corporation enters into various instruments including forward delivery contracts, optional delivery contracts, purchased option contracts and certain interest rate swaps. The principal/notional amounts of such contracts approximated $5 billion on June 30, 1995. Net unrealized and net deferred gains associated with these contracts were not significant on June 30, 1995.
     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, banking and other laws. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Earnings Review

     A comparison of selected operating results for the three and six-month periods ended June 30, 1995 and 1994, is presented in Table 1.
     Net income for the second quarter of 1995 was $467 million, an increase of seven percent, over the second quarter of 1994. Earnings per common share were $1.71 and $1.58 for the second quarters of 1995 and 1994, respectively. The return on average common shareholders' equity was 16.69 percent for the second quarter of 1995.
     Net income of $910 million for the first six months of 1995 represented an increase of seven percent over earnings of $854 million during the same period in 1994. Earnings per common share were $3.31 and $3.10 for the first six months of 1995 and 1994, respectively. The return on average common shareholders' equity was 16.36 percent for the first six months of 1995.
     Key performance highlights for the first six months of 1995 compared with the same period last year were:

     o Taxable-equivalent net interest income increased $53 million to $2.7 billion, primarily as a result of 15-percent growth in average loans. Partially offsetting this increase was the narrowing of the spread between investment securities and market-based funds and the funding of earning asset growth largely with wholesale funds.

     o Provision for credit losses totaled $140 million, down from $170 million in the first half of 1994. Net charge-offs were $166 million, or .31 percent of average net loans, leases and factored receivables versus $154 million, or .33 percent of average levels, in the prior year period.

     o Noninterest income rose $147 million, or 11 percent, to $1.46 billion for the first six months of 1995, primarily due to increased deposit service fee income, investment banking income, acquisition-related mortgage servicing income, miscellaneous other income and the impact of reflecting total ownership of the full service brokerage company, NationsSecurities, throughout the Corporation's income statement, rather than the netting of income and expense under the equity method of accounting for the prior joint venture. These increases were partially offset by a decline in trading account profits and fees.

     o Noninterest expense increased $129 million, primarily related to acquisitions of several smaller banking organizations and mortgage banking operations, the impact of total ownership of the full service brokerage company, increased investment in personnel in selected areas, higher equipment expense and expanded marketing efforts. These increases were partially offset by declines in other general operating expense and professional fees. The efficiency ratio, which measures the relationship of noninterest expense to total revenue, was
          61.97 percent in the first half of 1995.

Business Unit Review

     The Corporation manages its business activities through three major internal management groups, or Business Units. These units, shown in Table 2, are managed with a focus on numerous performance objectives including return on equity, operating efficiency and net income.
     The net income of the business units reflects a funds transfer pricing system which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business unit based on an assessment of its inherent risk.
     The General Bank includes the Banking Group, which contains the retail banking network and is the service provider for the consumer sector as well as small and medium- size companies; Financial Products, which provides specialized services such as credit cards, residential mortgages, indirect lending, dealer finance and retail full service and discount brokerage; and Trust and Private Banking.
     The General Bank earned $539 million in the first six months of 1995, a 16-percent increase over the same period in 1994. The Banking Group, reflecting 19-percent loan growth, improved asset quality, and growth in fee income, accounted for the increased earnings over last year. General Bank's return on equity remained unchanged at 18 percent. Taxable-equivalent net interest income in the General Bank declined $6 million reflecting the rise in interest rates, as more fully discussed in the Net Interest Income section. The negative impact of the rise in interest rates was largely offset by broad-based loan growth and deposit cost containment efforts. Average loans increased $9.0 billion, or 16 percent, primarily in the Banking Group, with increased residential mortgages, and in Financial Products, which experienced strong credit card loan growth. Credit quality led to a $71-million period-to-period reduction in the provision for credit losses.
     Noninterest income rose 16 percent to $989 million led by increases in deposit service fee income, acquisition-related mortgage servicing income, miscellaneous other income, and the impact of reflecting total ownership of the full service brokerage company. Noninterest expense increased $88 million, reflecting the acquisition of smaller banking organizations in Florida and South Carolina and several mortgage banking acquisitions, total ownership of the full service brokerage company and expanded marketing efforts, primarily credit card solicitations.
     The Global Finance unit includes Corporate Finance, Specialized
Finance and the Capital Markets group. Included under Specialized Finance are Real Estate, Specialized Lending (includes Business Credit, Factoring, and Leasing), Structured Finance (asset-backed and project financing), Real Estate Finance, Leveraged Capital, and International. The Capital Markets group includes securities trading and debt underwriting, customer-related derivatives, and foreign exchange activities. Housed in this unit are NationsBanc-CRT and NationsBanc Capital Markets Inc., which with its Section 20/Tier II powers, underwrites and deals in various types of corporate debt and has the authority to underwrite and deal in equity securities.

     The Global Finance unit earned $306 million in the first six months of 1995, a five-percent decrease from the same period in 1994. The return on equity was 16 percent, compared to 17 percent for the first half of 1994. Taxable-equivalent net interest income for the first six months of 1995 increased $10 million over the same period a year ago. The benefit to net interest income of the $3.4-billion increase in average loans was partially offset by the increased use of foreign time deposits to support earning asset growth and other factors as more fully discussed in the Net Interest Income section. Loan growth was concentrated in the Corporate Finance and Specialized Lending units, while the Real Estate unit reduced average outstandings by $582 million, compared to last year. The increase in average deposits consisted primarily of foreign time deposits which resulted from wholesale funding initiatives in the latter half of 1994 in an effort to extend liability maturities coupled with the use of these deposits to support loan growth. Asset quality continued to improve, though at a slower pace than in 1994, leading to no provision for credit losses during the first half of 1995.
     Noninterest income increased three percent over last year. Higher investment banking fees were partially offset by lower trading account profits and fees. Investments to expand Capital Markets activities, primarily personnel-related, contributed to the $29-million increase in noninterest expense.
     Financial Services, the Corporation's nonbank subsidiary which offers a wide variety of financing to small and large corporations, consumers, retailers, manufacturers and distributors, contributed $55 million of net income in the first half of 1995, a 15-percent increase from a year ago. This improvement, the result of $1.6-billion, or 31-percent, growth in average loans and leases, was partly offset by a higher provision for credit losses to support loan growth. Demand in the consumer lending, commercial real estate, and inventory finance businesses and market expansion in consumer lending contributed to loan growth. The net interest yield of 7.18 percent is down 23 basis points from the first half of 1994, due primarily to higher funding costs. Noninterest expense increased 12 percent as new offices were opened to support the expansion of consumer finance operations. The efficiency ratio of
43.01 percent in the first half of 1995 improved from 45.98 percent for the same period last year due to loan growth and continued improvement in the productivity of commercial loan portfolio administration.

Net Interest Income

     As presented in Table 3, taxable-equivalent net interest income increased $28 million, to $1.4 billion, in the second quarter of 1995 compared to the second quarter of 1994. Average earning asset levels increased $26.9 billion quarter-over-quarter to $171.9 billion. Average loans and leases of $107.9 billion reflected an increase of $15.3 billion, or 17 percent, compared to the same quarter of 1994. The aggregate of average securities purchased under agreements to resell and trading account securities increased to $32.7 billion in the second quarter of 1995, primarily reflecting expanded trading-related activities. The increase in net interest income resulting primarily from loan growth and deposit cost containment efforts was partially offset by the narrowing of the spread between investment securities and market-based funds and the use of higher cost market-based funds to support earning asset growth.

     The net interest yield of 3.19 percent in the second quarter of 1995 reflected the addition of $10.3 billion in low-spread trading-related assets when compared to the second quarter of 1994. Without such an increase, the net interest yield would have been approximately 20 basis points higher, as trading-related activities produce virtually no net interest spread. Compression of spreads in the discretionary portfolios and the funding of loan growth primarily with market-based funds also served to compress the yield.
     Loan growth, although dependent on economic conditions, is expected to continue and should result in increases in net interest income. However, compression of the net interest yield may continue due to higher levels of market-based funds used to support earning asset growth and increased trading-related asset levels.
     As presented in Table 4, taxable-equivalent net interest income increased $53 million to $2.7 billion in the first six months of 1995 compared to the same period of 1994. The major factors contributing to this increase were a 15-percent growth in average loans and leases coupled with deposit cost containment efforts. Average loans and leases rose $13.8 billion to $105.9 billion in the first half of 1995 compared to the same period of 1994. The increase in net interest income resulting from loan growth was partially offset by the factors previously discussed in the quarter-to-quarter comparisons above.
     The net interest yield declined 39 basis points to 3.30 percent in the first six months of 1995, compared to 3.69 percent in the same period of 1994. As previously discussed, the decline in the net interest yield primarily reflected growth in low-spread trading-related assets, spread compression between fixed-rate investment securities and market-based funds and changes in the funding mix of earning asset growth. While average customer-based funds were relatively flat between periods, average market-based funds between periods increased 34 percent. A large portion of this increase was in foreign time deposits and bank notes.
     Taxable-equivalent interest income increased $1.6 billion to $6.5 billion in the first six months of 1995, compared to the same period of 1994. Growth in average earning assets drove $761 million of the increase, while $805 million was related to a 105-basis point rise in the yield on earning assets. Average earning assets increased by $20.7 billion, or 14 percent, in the first six months of 1995, compared to the same period of 1994. As discussed earlier, this growth was led by a 15-percent increase in average loans and leases, primarily commercial, residential mortgage and other consumer loans. This growth was spread across business units with 16-percent, 11-percent and 31-percent loan growth in the General Bank, Global Finance and Financial Services, respectively. In addition, average securities purchased under agreements to resell and trading account securities increased primarily due to expanded trading-related activities. The combined securities portfolio declined $1.3 billion between the two periods reflecting the timing of investment of proceeds from maturities and sales.
     The yield on average earning assets increased 105 basis points to 7.96 percent from 6.91 percent between the two six-month periods. The yield on total loans and leases increased 76 basis points to 8.80 percent in the first six months of 1995, reflecting loan growth in a rising interest rate environment, the variable rate nature of a significant portion of the loan portfolio and loan pricing which has enabled the Corporation to maintain loan spreads. The Corporation's average prime interest rate rose from 6.46 percent in the first six months of 1994 to 8.91 percent in the first six months of 1995. The yield on total securities increased 68 basis points to 5.66 percent compared to the same period of 1994. This increase resulted from maturities and sales of lower-yielding securities coupled with investment at higher rates during the first half of 1995.
     Interest expense increased $1.5 billion between the two six-month periods with growth in average interest-bearing liabilities accounting for $400 million of the increase and $1.1 billion attributable to a 159-basis point rise in rates paid. Average interest-bearing liabilities increased $19.9 billion, or 16 percent, in the first six months of 1995 compared to the same period of 1994. Interest-bearing deposits grew $8.7 billion to $79.4 billion in 1995, compared to the same period of 1994. An increase in average foreign time deposits of $9.4 billion as well as deposit increases resulting from smaller banking organization acquisitions were the primary factors in this growth. These increases were partially offset by declines in consumer CDs and money market accounts, reflecting industry-wide trends of customers seeking higher-yielding investment alternatives as well as the Corporation's disciplined deposit pricing. Borrowed funds and trading account liabilities increased $9.9 billion, to $57.1 billion, primarily to fund increased earning asset growth. Average long-term debt increased $1.4 billion period-over-period to $9.6 billion, primarily due to issuances of medium-term notes.
     The rate on average interest-bearing liabilities increased 159 basis points to 5.27 percent in the first six months of 1995, from 3.68 percent in the first six months of 1994, primarily due to a greater use of market-based funds and the higher level of interest rates in general.
     The Corporation's asset and liability management process is utilized to manage the Corporation's interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are the discretionary portfolio, which is comprised of the securities portfolio and interest rate swaps, and management of the mix, rates and maturities of the wholesale and retail funding sources of the Corporation.
     Swaps allow the Corporation to adjust its interest rate risk position without exposure to principal risk and funding requirements as swaps do not involve the exchange of notional amounts, only net interest payments. The Corporation uses non-leveraged generic, index amortizing and collateralized mortgage obligation (CMO) swaps. Generic swaps involve the exchange of fixed and variable interest rates based on the contractual underlying notional amounts. Index amortizing and CMO swaps also involve the exchange of fixed and variable interest rates, however, their notional amounts decline and their maturities vary based on certain interest rate indices in the case of index amortizing swaps, or mortgage prepayment rates in the case of CMO swaps.
     In early 1995, the Corporation entered into pay fixed interest rate swap transactions with gross notional amounts totaling $1.6 billion. In addition, $1.9 billion of receive fixed interest rate swaps matured in the first six months of 1995. As reflected in Table 5, the gross notional amount of the Corporation's asset and liability management interest rate swap position on June 30, 1995, was $25.5 billion with the Corporation receiving fixed on $15.5 billion, converting variable-rate commercial loans to fixed rate and receiving variable on $10.0 billion, fixing the cost of certain variable-rate liabilities, primarily market-based borrowed funds. On June 30, 1995, the net receive fixed position was $5.5 billion, representing a reduction from the net receive fixed position of $8.9 billion on December 31, 1994, and $17.4 billion on June 30, 1994.
     Net interest income is impacted by the Corporation's asset and liability management interest rate swap program. As reflected in Table 6, on June 30, 1995, the portfolio had a weighted average receive rate of 5.49 percent and a pay rate of 6.35 percent. Net interest receipts and payments have been included in interest income and expense on the underlying instruments. Asset and liability management interest rate swaps resulted in a reduction of net interest income of $139 million in the first six months of 1995 compared to an increase of $94 million in the first six months of 1994. Deferred gains and losses related to any terminated contracts are insignificant.
     The net unrealized depreciation on June 30, 1995, was $291 million compared to $726 million on December 31, 1994, primarily reflecting the reduction in interest rates and maturities.
     The unrealized depreciation in the estimated value of the ALM swap portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet position should not be viewed in isolation. The overall impact of a 100-basis point parallel increase in interest rates from June 30, 1995 levels is estimated to have an insignificant impact on the market value of equity.
     Average securities for the first six months of 1995 totaled $26.8 billion, a decrease of $1.3 billion from the same period of 1994. Beginning in the second quarter of 1994, the Corporation did not fully replace maturities and sales of securities. In light of expected market conditions, the Corporation began to add to securities levels late in the first quarter and during the second quarter of 1995, essentially investing the majority of maturities scheduled for the second half of 1995 prior to their maturity. The yield on securities was 5.66 percent for the first six months of 1995 compared to 4.98 percent in the same period of 1994. The weighted average yield of the securities portfolio on June 30, 1995, was 5.92 percent. See Analysis of Financial Condition - Securities for further details on the securities portfolio.
     On June 30, 1995, the interest rate risk position of the Corporation continued to be relatively neutral as the impact of a gradual 100-basis-point rise or fall in interest rates over the next 12 months was estimated to have an insignificant impact on net income when compared to stable rates.
     Table 7 represents the Corporation's interest rate gap position on June 30, 1995. Based on contractual maturities or repricing dates, or anticipated dates where no contractual maturity or repricing date exists, interest-sensitive assets and liabilities are placed in maturity categories. The Corporation's negative cumulative interest rate gap position in the near term reflects the strong customer-deposit gathering franchise which provides a relatively stable core deposit base. These available funds have been deployed in longer-term interest-earning assets including certain loans and securities. A gap analysis is limited in its usefulness as it represents a one-day position which is continually changing and not necessarily indicative of the Corporation's position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate movements.


Provision for Credit Losses

     The provision for credit losses was $70 million and $140 million in the second quarter and first half of 1995, respectively, compared to $70 million and $170 million in the comparable 1994 periods. The level of the provision is consistent with credit quality indicators. Future economic conditions may impact credit quality.

Securities Gains

     Gains from the sales of securities were $4 million in the second quarter of 1995 compared to $5 million in the same period of 1994. Results for the first six months of 1995 reflected gains of $5 million compared to gains of $19 million in the year-earlier period.


Noninterest Income

     Table 8 compares the major categories of noninterest income for the three and six-month periods of 1995 and 1994. Noninterest income totaled $730 million in the second quarter of 1995, an increase of 16 percent from $629 million in the same quarter of 1994. Noninterest income totaled $1.46 billion in the first six months of 1995, an increase of 11 percent from $1.31 billion in the first six months of 1994.
     Deposit account service charges increased $14 million and $25 million for the second quarter and first six months of 1995, respectively, from the comparable 1994 periods, primarily reflecting higher fees from increased consumer account volumes, in part due to smaller banking organization acquisitions and emphasis on fee collections, offset by lower commercial account service charge fees.
     Mortgage servicing and related fees totaled $34 million in the second quarter of 1995, an increase of 62 percent from the same quarter of 1994. Mortgage servicing and related fees totaled $55 million in the first six months of 1995, an increase of 49 percent from the first six months of 1994. The increase was primarily attributable to the acquisitions of mortgage servicing portfolios. In the last half of 1994, the Corporation's mortgage subsidiary acquired $7.6 billion in servicing and on March 31, 1995, an additional $35 billion was acquired. The total servicing portfolio on June 30, 1995 was $77.6 billion. Mortgage loan originations through the Corporation's mortgage subsidiary totaled $2.5 billion for the second quarter of 1995 compared to $1.9 billion for the second quarter of 1994 and totaled $4.1 billion for the first six months of 1995 compared to $4.0 billion for the first six months of 1994, primarily reflecting changes in the interest rate environment. Second quarter 1995 origination volume consisted of approximately $1.6 billion of retail loan volume and $900 million of correspondent loan volume.
     The 105-percent increase in investment banking income in the second quarter of 1995 and the 74-percent increase in the first six months of 1995 compared to the same 1994 periods were the result of higher syndication fees and venture capital income. The Capital Markets syndication group was agent or co-agent on 163 deals totaling $138 billion during the first half of 1995, compared to 122 deals totaling $82 billion during the same period in 1994.
      General Bank trust fees for the second quarter and the first six months of 1995 were relatively flat compared to the same periods in 1994. On June 30, 1995, discretionary assets under management and total assets under administration by the Trust Group were $59.6 billion and $171.9 billion, respectively, compared to $57.4 billion and $163.6 billion, respectively, on December 31, 1994.
     During the first quarter of 1995, the Corporation announced its decision to sell a portion of its trust business that deals with bond servicing and administration, known as Corporate Trust. This decision was based on management's desire to focus on investment management, retirement and fiduciary services. On June 1, 1995, the Corporation announced that it had reached a definitive agreement on the sale of this business which is expected to close around year end. Historically, the Corporate Trust business has generated approximately 10 percent of the Corporation's trust fees. Management does not expect the loss of this revenue to have a significant impact on future net income.
     On April 3, 1995, the Corporation and First Financial Management Corporation (FFMC) announced that FFMC's subsidiary NaBANCO and the Financial Products Card Services unit agreed to form a joint venture to market merchant credit card authorization, processing and settlement services to regional and local merchants throughout the Corporation's service area of the Southeast and Texas. The Corporation contributed its merchant discount unit in exchange for consideration including an equity investment position in the newly formed joint venture. The venture is called Unified Merchant Services, a NaBANCO - NationsBank Venture and began operations in the second quarter of 1995. Accordingly, merchant discount fee income and the related noninterest expenses of the contributed unit decreased during the second quarter of 1995 as compared to prior periods. The Corporation's equity earnings from the operations of the venture are reported as a component of other credit card fees.
     The higher levels of brokerage income for both 1995 periods are due to the acquisition of the third party interest in the Corporation's full service brokerage company. This company was a joint venture arrangement prior to November 15, 1994 and was accounted for under the equity method.
     The Corporation maintains trading positions in a variety of cash and derivative financial instruments. The Corporation offers a number of products to customers, as well as enters into transactions for its own account. In setting trading strategies, the Corporation manages these activities to maximize trading revenues while at the same time taking controlled risks.
     Trading revenues are dependent on a number of factors, including economic conditions such as interest rate and currency fluctuations. Trading account profits and fees were flat in the second quarter of 1995 compared to the second quarter of 1994 and declined $12 million, to $145 million, in the first six months of 1995 compared to the first six months of 1994. An analysis of trading account profits and fees by major business activity for the six months ended June 30 is as follows (dollars in millions):

                                                   Six Months Ended
                                                        June 30
                                                   ----------------
                                                     1995     1994
                                                   -------  -------
          Securities trading.....................  $   63   $   72
          Interest rate contracts................      41       45
          Foreign exchange contracts.............       6       14
          Other..................................      35       26
                                                   -------  -------
                                                   $  145   $  157
                                                   =======  =======

     Miscellaneous other income totaled $89 million in the second quarter of 1995 compared to $53 million in the second quarter of 1994 and totaled $166 million in the first six months of 1995 compared to $125 million in the first six months of 1994. This category of miscellaneous income includes certain prepayment fees and other fees such as net gains on sales of miscellaneous investments, business activities, premises, venture capital investments, mortgage servicing and other similar items.

Noninterest Expense

     The Corporation's noninterest expense as shown in Table 9 increased
$60 million, or five percent, in the second quarter of 1995 compared to the same quarter in 1994, to a total of $1.29 billion. For the first six months of 1995, noninterest expense increased $129 million, or five percent, compared to the first six months of 1994, to a total of $2.58 billion. Approximately 66 percent of this quarter-over-quarter increase results from acquisitions of several smaller banking organizations and several mortgage banking operations and the acquisition of the third party interest in the Corporation's full service brokerage company, partially offset by reduced expenses associated with the merchant discount unit as previously discussed in the Noninterest Income section.
     Included in the various components of noninterest expense are the costs of ongoing initiatives related to enhancing customer sales and optimizing product delivery channels. For example, the Model Banking project is being implemented across the Corporation's franchise to facilitate and enhance the General Bank's retail customer sales and product delivery. Other projects include the development of alternative delivery channels, such as PC-based banking, and activities to define and achieve optimal composition of customer delivery channels.
     Personnel expense, which accounts for 49 percent of noninterest expense, increased $62 million in the second quarter and $123 million in the first six months of 1995 compared to prior year periods. Of the quarter-over-quarter increase, $21 million was primarily due to acquisitions. Continued investment in personnel for the Capital Markets group also contributed to the increase in personnel expense.
     Compared to the respective prior year periods, equipment expense increased $10 million, or 11 percent, in the second quarter and $17 million, or 10 percent, in the first six months of 1995. This increase is primarily due to enhancements to computer resources, including higher rental expense for upgraded mainframe equipment and increased costs related to product delivery systems.
     Marketing expense increased 16 percent in the second quarter and 35 percent in the first six months of 1995. This increase was driven primarily by increased credit card solicitations in the Financial Products group.
     Other general operating expense decreased $16 million in the second quarter of 1995 compared to the second quarter of 1994 and $34 million in the first six months of 1995 compared to the first six months of 1994. These decreases were primarily due to lower loan and collection expenses.
     In August 1995, the FDIC announced it had adopted a proposal to reduce the rates paid for FDIC insurance. Such action should result in an annual decrease in FDIC insurance of approximately $150 million. Management has not made a determination of the portion of such savings which will be passed to the customer or alternatively invested in other initiatives.


Income Taxes

     The Corporation's income tax expense was $475 million, for an effective rate of 34 percent of pretax income, in the first six months of 1995, compared to $460 million, for an effective tax rate of 35 percent, in the same period in 1994. Income tax expense for the second quarter of 1995 was $244 million, for an effective rate of 34 percent of pretax income. Tax expense in the second quarter of 1994 was $219 million, for an effective rate of 33 percent.

Analysis of Financial Condition

     Liquidity, a measure of the Corporation's ability to fulfill its cash requirements, is managed by the Corporation through its asset and liability management process. This entails measuring and managing the relative balance between asset, liability and off-balance sheet positions. This process, coupled with the Corporation's ability to raise capital and debt financing and to securitize certain assets, ensures the maintenance of sufficient funds to meet the liquidity needs of the Corporation. The Corporation continues to diversify its funding sources as evidenced by the July 1995 Eurobond offering and the mortgage-backed bond issuance and the August 1995 credit card securitization discussed in Note 4 to the consolidated financial statements.
     Table 10 presents an analysis of the major sources and uses of funds for the two six-month periods based on average levels.
     Market-based funds increased 34 percent and represented 39.4 percent of total sources of funds in the first six months of 1995 compared to 33.7 percent of total sources in the same period of 1994. Customer-based funds remained relatively flat, however, they represented 45.1 percent of total sources of funds in the first six months of 1995, down from 51.7 percent of total sources in the same period of 1994.
     The composition of uses of funds reflected a 15-percent increase in average loans and leases to $105.9 billion in the first six months of 1995 compared to the same period one year earlier. Expanded trading-related activities resulted in higher levels of securities purchased under agreements to resell and trading account securities.
     The Corporation's ratio of average loans to customer-based funds was 126 percent for the first six months of 1995 compared to 110 percent for the first six months of 1994. The higher loan to deposit ratio was driven by loan growth of 15 percent, flat levels of customer-based deposits resulting from disciplined deposit pricing and the use of market-based funds to support earning asset growth.
     Cash and cash equivalents decreased $1.6 billion from December 31, 1994, to $8.0 billion on June 30, 1995, due to $1.8 billion in net cash used by operating activities and $10.1 billion in net cash used in investing activities, offset by $10.3 billion in net cash provided by financing activities.
     Net cash used in investing activities primarily reflected $6.4 billion in net originations of loans and leases, $846 million in net purchases of securities and $2.0 billion in purchases of loans and leases.
     Net cash provided by financing activities included increases of $6.5 billion in federal funds purchased and securities sold under agreements to repurchase, $1.7 billion in other short-term borrowings and commercial paper and $2.2 billion in proceeds from net issuances of long-term debt, partially offset by $453 million of cash used for common stock repurchases.
     Period-end assets were $184.2 billion and $169.6 billion on June 30, 1995 and December 31, 1994, respectively. The following discussion analyzes the major changes in the period-end balance sheet from December 31, 1994 to June 30, 1995.

Securities

     The securities portfolio on June 30, 1995, consisted of securities held for investment totaling $14.5 billion and securities available for sale totaling $12.6 billion compared to $17.8 billion and $8.0 billion, respectively, on December 31, 1994.
     On June 30, 1995, the Corporation's portfolio of securities held for investment reflected net unrealized appreciation of $33 million compared to net unrealized depreciation of $699 million on December 31, 1994.
     The valuation amount for securities available for sale and marketable equity securities increased shareholders' equity by $80 million on June 30, 1995, reflecting $75 million and $51 million of pretax appreciation on securities available for sale and marketable equity securities, respectively. The valuation amount reduced shareholders' equity by $136 million on December 31, 1994. The appreciation in both securities held for investment and securities available for sale from year-end 1994 was primarily due to maturities of and investments in securities combined with the general level of interest rates during the first half of 1995.
     The estimated average maturity of the combined securities portfolio was 2.80 years on June 30, 1995, and 2.56 years on December 31, 1994, a reflection of the investment activity which occurred in the first half of 1995.


Loans

     Loans and leases, net of unearned income, on June 30, 1995 and December 31, 1994 were $109.8 billion and $102.4 billion, respectively.
     Approximately $3.0 billion of the increase in loans and leases was due to an increase in residential real estate mortgages to $20.3 billion on June 30, 1995. The majority of this growth was due primarily to increased originations of residential mortgages through the Corporation's mortgage subsidiary.
     Commercial loans increased approximately $2.4 billion from December
31, 1994 to $47.0 billion on June 30, 1995. Real estate commercial and construction loans decreased $213 million from December 31, 1994 to June 30, 1995.
     Consumer loans increased approximately $1.7 billion from December 31, 1994 to June 30, 1995. The General Bank accounted for $1.1 billion, or 65 percent, of the increase and Financial Services contributed $525 million, or 31 percent, of the increase.

Nonperforming Assets

     On June 30, 1995, nonperforming assets, presented in Table 11, were
$1.10 billion, or .99 percent of net loans, leases, factored accounts receiv-able and other real estate owned, compared to $1.14 billion, or 1.10 percent, on December 31, 1994.
     Nonperforming loans totaled $905 million on June 30, 1995, compared to $801 million on December 31, 1994. The net increase in nonperforming loans from December 31, 1994 reflects $80 million of in-substance foreclosed loans previously reported as other real estate owned. After reflecting this change in the December 31, 1994 amounts, nonperforming loans rose $24 million, reflecting increases of $73 million and $27 million in nonperforming commercial and total consumer loans, respectively, offset by a decrease of $70 million in nonperforming real estate commercial and construction loans.

     Other real estate owned, which represents real estate acquired through foreclosure, totaled $194 million on June 30, 1995, a net decline of $143 million, or 42 percent, from December 31, 1994.
     On January 1, 1995, the Corporation adopted Financial Accounting
Standards Board Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). See Tables 11 and 12 and the Allowance for Credit Losses section.

Allowance for Credit Losses

     On June 30, 1995, and December 31, 1994, the allowance for credit losses was $2.2 billion and represented 1.95 percent and 2.11 percent, respectively, of loans, leases and factored accounts receivable.
     The allowance for credit losses as a percentage of nonperforming loans was 239 percent on June 30, 1995, compared to 273 percent at year-end 1994.
     Table 12 provides an analysis of the changes in the allowance for credit losses for the three and six months ended June 30, 1995 and 1994. Total net charge-offs for the second quarter of 1995 were $83 million, or .31 percent of average loans, leases and factored accounts receivable, versus $64 million, or .27 percent, in the comparable three-month period in 1994. Total net charge-offs for the first six months of 1995 were $166 million, or .31 percent of average loans, leases and factored accounts receivable, compared to $154 million, or .33 percent, in the same period of 1994. The increase in net charge-offs was primarily centered in credit card loans. Net charge-offs as a percentage of average credit card loans were 3.03 percent in the first six months of 1995 compared to 2.76 percent for the same period of 1994. Increased credit card solicitations generally result in higher charge-offs until the portfolios season.
     On June 30, 1995, the recorded investment in certain loans that are considered to be impaired under SFAS 114 was $715 million, all of which were classified as nonperforming. Provision expense associated with impaired loans for the first six months of 1995 approximated $10.7 million. The average recorded investment in certain impaired loans during the six months ended June 30, 1995, was approximately $703 million. During the six months ended June 30, 1995, interest income recognized on impaired loans totaled $14.5 million, all of which was recognized on a cash basis.


Capital

     Shareholders' equity totaled $11.5 billion on June 30, 1995, compared to $11.0 billion on December 31, 1994. Under common stock repurchase programs, the Corporation repurchased and retired 8.6 million common shares during the first six months of 1995 at a cost of $453 million, including approximately two million shares to offset shares issued through dividend reinvestment and stock option and grant programs. The Corporation may continue share repurchases under these programs.

     The valuation reserve for securities held for sale and marketable equity securities increased shareholders' equity $80 million on June 30, 1995, compared to a reduction to shareholders' equity of $136 million on December 31, 1994.
     The Corporation's Tier 1 ratios were 7.03 percent and 7.43 percent on June 30, 1995 and December 31, 1994, respectively. The total risk-based capital ratios were 10.90 percent and 11.47 percent on June 30, 1995 and December 31, 1994, respectively. Both of these measures compare favorably with the regulatory minimums. Decreases in these ratios result primarily from increases in the level of the Corporation's risk weighted assets, primarily loans and loan commitments. The Corporation's leverage ratios were 5.65 percent and 6.18 percent on June 30, 1995 and December 31, 1994, respectively. The decrease in the leverage ratio was primarily a result of an increase in average assets, mainly loans and trading-related assets.
     Under the Key Employee Stock Plan, certain key employees received stock options effective July 1, 1995, entitling them to purchase shares of the Corporation's common stock at the previous day's closing market price of $53 5/8 per share. Options to purchase 3.96 million shares of common stock were granted. Twenty-five percent of the options vest and are exercisable immediately. The remaining 75 percent shall vest and become exercisable in three equal installments on July 1, 1996, 1997 and 1998. Any unexercised options will expire July 1, 2005.

Derivative - Dealer Positions

     Within the Corporation's Credit Policy organization, a group is dedicated to managing credit risks associated with trading activities. The Corporation maintains trading positions in a number of markets and with a variety of counterparties or obligors (counterparties). To limit credit exposure arising from such transactions, the Corporation evaluates the credit standing of counterparties, establishes limits for the total exposure to any one counterparty, monitors exposure against the established limits and monitors trading portfolio composition to manage concentrations.
     Counterparties are subject to the credit approval and credit monitoring policies and procedures of the Corporation. Certain instruments require the Corporation or the counterparty to maintain collateral for all or part of the exposure. Generally, such collateral is in the form of cash or other highly liquid instruments. Limits for exposure to any particular counterparty are established and monitored. In certain jurisdictions, counterparty risk is also reduced through the use of legally enforceable master netting agreements, which allow the Corporation to settle positions with the same counterparty on a net basis. The contract or notional amounts associated with the Corporation's derivative-dealer positions are reflected in Table 13. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The Corporation's exposure to credit risk from derivative financial instruments is represented by the fair value of the instruments. Credit risk represents the replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value to the Corporation. Such aggregate amounts measured by the Corporation as the positive replacement cost on June 30, 1995 and December 31, 1994, were $3.3 billion and $1.8 billion, respectively. Of these credit risk amounts, $477 million and $354 million relates to exchange-traded instruments for 1995 and 1994, respectively. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk to the Corporation is minimal. The $1.5-billion increase in the credit risk amount from December 31, 1994 is driven primarily by expanded derivatives trading activities.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)
                                                            Three Months           Six Months
                                                            Ended June 30         Ended June 30
                                                       --------------------------------------------
                                                           1995       1994       1995       1994
                                                       --------------------------------------------
Income from earning assets..........................   $   3,391  $   2,512  $   6,461  $   4,910
Interest expense....................................       2,055      1,195      3,818      2,305
Net interest income (taxable-equivalent)............       1,367      1,339      2,702      2,649
Net interest income.................................       1,336      1,317      2,643      2,605
Provision for credit losses.........................          70         70        140        170
Gains on sales of securities........................           4          5          5         19
Noninterest income..................................         730        629      1,456      1,309
Other real estate owned expense (income)............           1         (3)         3          2
Noninterest expense.................................       1,288      1,228      2,576      2,447
Income before income taxes..........................         711        656      1,385      1,314
Income tax expense..................................         244        219        475        460
Net income..........................................         467        437        910        854
Earnings per common share...........................        1.71       1.58       3.31       3.10

Yield on average earning assets.....................        7.98 %     7.00 %     7.96 %     6.91 %
Rate on average interest-bearing liabilities........        5.39       3.80       5.27       3.68
Net interest spread.................................        2.59       3.20       2.69       3.23
Net interest yield..................................        3.19       3.70       3.30       3.69

Return on average common shareholders' equity (1)...       16.69      17.04      16.36      16.93

Market price per share of common stock
  High for the period...............................   $  57 3/4  $  57 3/8  $  57 3/4  $  57 3/8
  Low for the period................................      49 5/8     44 1/2     44 5/8     44 3/8
  Closing price.....................................      53 5/8     51 3/8     53 5/8     51 3/8

Risk-based capital ratios
  Tier 1............................................        7.03 %     7.63 %
  Total.............................................       10.90      11.57

(1) Average common shareholders' equity does not include the effect of fair value adjustments to securities available for sale and marketable equity securities.

Table 2
Business Unit Summary
For the Six Months Ended June 30
(Dollars in Millions)

                                   General Bank        Global Finance       Financial Services
                               ---------------------------------------------------------------
                                  1995      1994      1995        1994        1995      1994
                               ---------------------------------------------------------------
Net interest income
 (taxable-equivalent)......... $ 1,844   $ 1,850   $   603     $   593     $   245   $   194
Noninterest income............     989       852       437         424          30        33
                               ---------------------------------------------------------------
Total revenue.................   2,833     2,702     1,040       1,017         275       227
Provision for credit losses...      82       153         -         (23)         58        40
Other real estate owned
 expense (income).............       4         4        (7)         (4)          7         2
Noninterest expense...........   1,896     1,808       563         534         118       105
                               ---------------------------------------------------------------
Income before income taxes....     851       737       484         510          92        80
Income tax expense............     312       272       178         188          37        32
                               ---------------------------------------------------------------
Net income (1)................ $   539   $   465   $   306     $   322     $    55   $    48
                               ===============================================================

Net interest yield............    4.49 %    4.81 %    2.87 % (2)  3.46 % (2)  7.18 %    7.41 %

Return on equity..............   18    %   18    %   16    %     17    %     12    %   13    %
Efficiency ratio..............   66.98     66.93     54.15       52.63       43.01     45.98

Average (3)
 Total loans and leases,
  net of unearned income...... $65,592   $56,592   $33,849     $30,491     $ 6,886   $ 5,251
 Total deposits...............  77,416    76,802    15,254      10,056           -         -
 Total assets.................  88,518    82,548    81,140      65,292       7,371     5,817

Period end (3)
 Total loans and leases,
  net of unearned income......  68,730    58,483    34,445      30,526       7,345     5,477
 Total deposits...............  78,284    76,165    15,042      11,276           -         -

(1) Business Unit results are presented on a fully allocated basis but do not include $10 million and $19 million of net income for 1995 and 1994, respectively, which represents earnings associated with unassigned capital, gains on sales of securities and other corporate activities.
(2) Global Finance's net interest yield excludes the impact of trading-related activities.
    Including trading-related activities, the net interest yield was 1.71 percent in 1995 and
    2.04 percent in 1994.
(3) The sums of balance sheet and income statement amounts differ from consolidated amounts due to activities between the Business Units.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                                  Second Quarter 1995            First Quarter 1995
                                                             -------------------------------------------------------------
                                                               Average                        Average
                                                               Balance    Income              Balance    Income
                                                                Sheet       or     Yields/     Sheet       or     Yields/
                                                               Amounts    Expense   Rates     Amounts    Expense   Rates
                                                             -------------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2)........................................   $  46,525  $     954    8.22 % $  45,238  $     919    8.24 %
    Real estate commercial................................       7,395        171    9.29       7,630        173    9.16
    Real estate construction..............................       3,216         78    9.76       3,100         77   10.07
                                                             --------------------           --------------------
      Total commercial....................................      57,136      1,203    8.45      55,968      1,169    8.47
                                                             --------------------           --------------------
    Residential mortgage..................................      19,242        378    7.84      17,780        343    7.76
    Credit card...........................................       4,775        156   13.13       4,543        139   12.36
    Other consumer........................................      21,609        544   10.11      20,624        501    9.85
                                                             --------------------           --------------------
      Total consumer......................................      45,626      1,078    9.47      42,947        983    9.25
                                                             --------------------           --------------------
    Foreign...............................................       2,048         41    7.96       1,961         36    7.50
    Lease financing.......................................       3,114         58    7.43       2,951         58    7.86
                                                             --------------------           --------------------
      Total loans and leases, net.........................     107,924      2,380    8.84     103,827      2,246    8.76
                                                             --------------------           --------------------
  Securities
    Held for investment...................................      17,457        235    5.40      17,648        238    5.45
    Available for sale (3)................................      10,730        170    6.33       7,728        110    5.80
                                                             --------------------           --------------------
      Total securities....................................      28,187        405    5.76      25,376        348    5.56
                                                             --------------------           --------------------
  Loans held for sale.....................................         153          3    8.06          61          1    9.10
  Federal funds sold and securities purchased
    under agreements to resell............................      17,534        285    6.51      15,014        230    6.22
  Time deposits placed and other short-term investments...       2,310         42    7.29       2,297         40    7.01
  Trading account securities (4)..........................      15,834        307    7.77      11,574        233    8.16
                                                             --------------------           --------------------
      Total earning assets (5)............................     171,942      3,422    7.98     158,149      3,098    7.93
Cash and cash equivalents.................................       8,024                          8,321
Factored accounts receivable..............................       1,181                          1,048
Other assets, less allowance for credit losses............      13,155                          9,997
                                                             ---------                      ---------
      Total assets........................................   $ 194,302                      $ 177,515
                                                             =========                      =========

Interest-bearing liabilities
  Savings.................................................   $   8,656         51    2.40   $   8,911         53    2.39
  NOW and money market deposit accounts...................      27,608        185    2.68      28,577        187    2.66
  Consumer CDs and IRAs...................................      25,075        325    5.20      24,818        291    4.76
  Negotiated CDs, public funds and other time deposits....       3,046         42    5.51       3,151         41    5.30
  Foreign time deposits...................................      15,107        239    6.36      13,844        211    6.18
  Borrowed funds and trading account liabilities (4)(6)...      63,111      1,028    6.53      50,993        820    6.52
  Long-term debt..........................................      10,209        185    7.22       8,888        160    7.22
                                                             --------------------           --------------------
      Total interest-bearing liabilities..................     152,812      2,055    5.39     139,182      1,763    5.13
Noninterest-bearing sources
  Noninterest-bearing deposits............................      21,077                         19,984
  Other liabilities.......................................       9,200                          7,157
  Shareholders' equity....................................      11,213                         11,192
                                                             ---------                      ---------
      Total liabilities and shareholders' equity..........   $ 194,302                      $ 177,515
                                                             =========                      =========
Net interest spread.......................................                           2.59                           2.80
Impact of noninterest-bearing sources.....................                           0.60                           0.61
                                                                        ---------                      ---------
Net interest income/yield on earning assets...............              $   1,367    3.19 %            $   1,335    3.41 %
                                                                        =========                      =========

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate. Such increases (decreases) in interest income were $(65) and $(61) in the second and first quarters of 1995, respectively, and $(32), $0 and $38 in the fourth, third and second quarters of 1994, respectively.
(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4) Unrealized gains and losses on off-balance sheet trading positions are reported in other assets and liabilities, respectively.
(5) Interest income includes taxable-equivalent adjustments of $31 and $28 in the second and first quarters of 1995, respectively, and $26, $24 and $22 in the fourth, third and second quarters of 1994, respectively.
(6) Borrowed funds and trading account liabilities interest expense includes net interest rate swap expense related to swaps fixing the cost of certain variable-rate liabilities, primarily market-based funds. Such increases (decreases)
    in interest expense were $(2) and $12 in the second and first quarters of 1995, respectively, and $20, $9 and $(1) in the fourth, third and second quarters of 1994, respectively.

Table 3 (Continued)
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                                  Fourth Quarter 1994            Third Quarter 1994
                                                             -------------------------------------------------------------
                                                               Average                        Average
                                                               Balance    Income              Balance    Income
                                                                Sheet       or     Yields/     Sheet       or     Yields/
                                                               Amounts    Expense   Rates     Amounts    Expense   Rates
                                                             -------------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2)........................................   $  43,587  $     855    7.78 % $  42,037  $     805    7.60 %
    Real estate commercial................................       7,289        162    8.86       7,473        159    8.43
    Real estate construction..............................       3,038         72    9.33       3,106         66    8.50
                                                             --------------------           --------------------
      Total commercial....................................      53,914      1,089    8.01      52,616      1,030    7.77
                                                             --------------------           --------------------
    Residential mortgage..................................      16,680        321    7.68      15,528        296    7.60
    Credit card...........................................       4,357        141   12.80       4,003        131   12.96
    Other consumer........................................      20,294        486    9.50      19,873        467    9.33
                                                             --------------------           --------------------
      Total consumer......................................      41,331        948    9.11      39,404        894    9.02
                                                             --------------------           --------------------
    Foreign...............................................       1,764         30    6.79       1,453         23    6.34
    Lease financing.......................................       2,755         53    7.71       2,474         49    7.90
                                                             --------------------           --------------------
      Total loans and leases, net.........................      99,764      2,120    8.44      95,947      1,996    8.26
                                                             --------------------           --------------------
  Securities
    Held for investment...................................      17,966        245    5.40      15,443        197    5.08
    Available for sale (3)................................       8,560        117    5.44      11,683        152    5.17
                                                             --------------------           --------------------
      Total securities....................................      26,526        362    5.42      27,126        349    5.12
                                                             --------------------           --------------------
  Loans held for sale.....................................         109          3    7.65         183          3    6.69
  Federal funds sold and securities purchased
    under agreements to resell............................      16,159        203    5.00      13,495        149    4.38
  Time deposits placed and other short-term investments...       2,231         32    5.75       2,216         29    5.16
  Trading account securities (4)..........................      10,318        224    8.64      10,488        199    7.52
                                                             --------------------           --------------------
      Total earning assets (5)............................     155,107      2,944    7.54     149,455      2,725    7.24
Cash and cash equivalents.................................       8,674                          8,372
Factored accounts receivable..............................       1,235                          1,156
Other assets, less allowance for credit losses............       9,538                          8,300
                                                             ---------                      ---------
      Total assets........................................   $ 174,554                      $ 167,283
                                                             =========                      =========

Interest-bearing liabilities
  Savings.................................................   $   9,143         54    2.37   $   9,255         54    2.31
  NOW and money market deposit accounts...................      29,442        190    2.53      29,507        179    2.41
  Consumer CDs and IRAs...................................      25,136        277    4.40      24,439        257    4.17
  Negotiated CDs, public funds and other time deposits....       2,825         35    4.80       3,223         34    4.23
  Foreign time deposits...................................      11,576        162    5.57       8,436        108    5.06
  Borrowed funds and trading account liabilities (4)(6)...      50,110        756    5.99      48,688        629    5.13
  Long-term debt..........................................       8,147        144    7.08       7,731        134    6.95
                                                             --------------------           --------------------
      Total interest-bearing liabilities..................     136,379      1,618    4.71     131,279      1,395    4.22
Noninterest-bearing sources
  Noninterest-bearing deposits............................      20,452                         19,796
  Other liabilities.......................................       6,817                          5,543
  Shareholders' equity....................................      10,906                         10,665
                                                             ---------                      ---------
      Total liabilities and shareholders' equity..........   $ 174,554                      $ 167,283
                                                             =========                      =========
Net interest spread.......................................                           2.83                           3.02
Impact of noninterest-bearing sources.....................                           0.57                           0.52
                                                                        ---------                      ---------
Net interest income/yield on earning assets...............              $   1,326    3.40 %            $   1,330    3.54 %
                                                                        =========                      =========

Table 3 (Continued)
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                                  Second Quarter 1994
                                                             ------------------------------
                                                               Average
                                                               Balance    Income
                                                                Sheet       or     Yields/
                                                               Amounts    Expense   Rates
                                                             ------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2)........................................   $  40,339  $     765    7.61 %
    Real estate commercial................................       7,955        157    7.92
    Real estate construction..............................       3,226         68    8.42
                                                             --------------------
      Total commercial....................................      51,520        990    7.71
                                                             --------------------
    Residential mortgage..................................      14,329        270    7.54
    Credit card...........................................       3,783        115   12.27
    Other consumer........................................      19,540        443    9.09
                                                             --------------------
      Total consumer......................................      37,652        828    8.82
                                                             --------------------
    Foreign...............................................       1,287         18    5.73
    Lease financing.......................................       2,146         38    7.08
                                                             --------------------
      Total loans and leases, net.........................      92,605      1,874    8.12
                                                             --------------------
  Securities
    Held for investment...................................      14,009        167    4.79
    Available for sale (3)................................      14,829        191    5.16
                                                             --------------------
      Total securities....................................      28,838        358    4.98
                                                             --------------------
  Loans held for sale.....................................         392          6    6.49
  Federal funds sold and securities purchased
    under agreements to resell............................      11,780        108    3.64
  Time deposits placed and other short-term investments...       1,211         15    4.96
  Trading account securities (4)..........................      10,265        173    6.75
                                                             --------------------
      Total earning assets (5)............................     145,091      2,534    7.00
Cash and cash equivalents.................................       8,051
Factored accounts receivable..............................       1,599
Other assets, less allowance for credit losses............       7,248
                                                             ---------
      Total assets........................................   $ 161,989
                                                             =========

Interest-bearing liabilities
  Savings.................................................   $   9,181         53    2.30
  NOW and money market deposit accounts...................      29,816        166    2.24
  Consumer CDs and IRAs...................................      22,855        231    4.02
  Negotiated CDs, public funds and other time deposits....       3,574         33    3.80
  Foreign time deposits...................................       5,691         63    4.49
  Borrowed funds and trading account liabilities (4)(6)...      47,122        514    4.38
  Long-term debt..........................................       7,952        135    6.75
                                                             --------------------
      Total interest-bearing liabilities..................     126,191      1,195    3.80
Noninterest-bearing sources
  Noninterest-bearing deposits............................      20,241
  Other liabilities.......................................       5,285
  Shareholders' equity....................................      10,272
                                                             ---------
      Total liabilities and shareholders' equity..........   $ 161,989
                                                             =========
Net interest spread.......................................                           3.20
Impact of noninterest-bearing sources.....................                           0.50
                                                                        ---------
Net interest income/yield on earning assets...............              $   1,339    3.70 %
                                                                        =========

Table 4
Six Month Taxable-Equivalent Data
(Dollars in Millions)
                                                                                  Six Months Ended June 30
                                                              -----------------------------------------------------------
                                                                           1995                           1994
                                                              -----------------------------------------------------------
                                                               Average                        Average
                                                               Balance    Income              Balance    Income
                                                                Sheet       or     Yields/     Sheet       or     Yields/
                                                               Amounts    Expense   Rates     Amounts    Expense   Rates
                                                              -----------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2)........................................   $  45,884  $   1,873    8.23 % $  40,380  $   1,487    7.43 %
    Real estate commercial................................       7,512        344    9.23       8,186        315    7.76
    Real estate construction..............................       3,159        155    9.91       3,239        130    8.07
                                                             ---------------------          ---------------------
      Total commercial....................................      56,555      2,372    8.46      51,805      1,932    7.52
                                                             ---------------------          ---------------------
    Residential mortgage..................................      18,515        721    7.80      13,837        524    7.60
    Credit card...........................................       4,660        295   12.75       3,728        236   12.79
    Other consumer........................................      21,119      1,045    9.98      19,448        878    9.10
                                                             ---------------------          ---------------------
      Total consumer......................................      44,294      2,061    9.36      37,013      1,638    8.91
                                                             ---------------------          ---------------------
    Foreign...............................................       2,004         77    7.74       1,222         33    5.46
    Lease financing.......................................       3,033        116    7.64       2,069         74    7.13
                                                             ---------------------          ---------------------
      Total loans and leases, net.........................     105,886      4,626    8.80      92,109      3,677    8.04
                                                             ---------------------          ---------------------
  Securities
    Held for investment...................................      17,552        473    5.43      13,365        319    4.80
    Available for sale (3)................................       9,238        280    6.11      14,688        375    5.14
                                                             ---------------------          ---------------------
      Total securities....................................      26,790        753    5.66      28,053        694    4.98
                                                             ---------------------          ---------------------
  Loans held for sale.....................................         107          4    8.33         536         17    6.48
  Federal funds sold and securities purchased
    under agreements to resell............................      16,281        515    6.38      11,925        195    3.29
  Time deposits placed and other short-term investments...       2,304         82    7.15       1,293         29    4.52
  Trading account securities (4)..........................      13,715        540    7.93      10,500        342    6.56
                                                             ---------------------          ---------------------
      Total earning assets (5)............................     165,083      6,520    7.96     144,416      4,954    6.91
Cash and cash equivalents.................................       8,172  ----------              8,014  ----------
Factored accounts receivable..............................       1,115                          1,309
Other assets, less allowance for credit losses............      11,585                          7,904
                                                             ----------                     ----------
      Total assets........................................   $ 185,955                      $ 161,643
                                                             ==========                     ==========
Interest-bearing liabilities
  Savings.................................................   $   8,783        104    2.39   $   9,031        104    2.31
  NOW and money market deposit accounts...................      28,090        372    2.67      29,977        327    2.20
  Consumer CDs and IRAs...................................      24,947        616    4.98      23,074        464    4.05
  Negotiated CDs, public funds and other time deposits....       3,098         83    5.40       3,618         65    3.62
  Foreign time deposits...................................      14,479        450    6.27       5,041        105    4.22
  Borrowed funds and trading account liabilities (4)(6)...      57,085      1,848    6.53      47,229        968    4.13
  Long-term debt..........................................       9,552        345    7.21       8,129        272    6.68
                                                             ---------------------          ---------------------
      Total interest-bearing liabilities..................     146,034      3,818    5.27     126,099      2,305    3.68
Noninterest-bearing sources
  Noninterest-bearing deposits............................      20,533                         20,070
  Other liabilities.......................................       8,186                          5,297
  Shareholders' equity....................................      11,202                         10,177
                                                             ----------                     ----------
      Total liabilities and shareholders' equity..........   $ 185,955                      $ 161,643
                                                             ==========                     ==========
Net interest spread.......................................                           2.69                           3.23
Impact of noninterest-bearing sources.....................                           0.61                           0.46
                                                                        ----------                     ----------
Net interest income/yield on earning assets...............              $   2,702    3.30 %            $   2,649    3.69 %
                                                                        ==========                     ==========

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate. Such increases (decreases) in interest income were $(126) and $94 in 1995 and 1994, respectively.
(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4) Unrealized gains and losses on off-balance sheet trading positions are reported in other assets and liabilities, respectively.
(5) Interest income includes taxable-equivalent adjustments of $59 and $44 in 1995 and 1994, respectively.
(6) Borrowed funds and trading account liabilities interest expense includes net interest rate swap expense related to swaps fixing the cost of certain variable-rate liabilities, primarily market-based funds. Such increases in interest expense were $10 and $2 in 1995 and 1994, respectively.

Table 5
Asset and Liability Management Interest Rate Swaps
Notional Contracts
(Dollars in Millions)
                                                         Index
                                          Generic      Amortizing          CMO                   Total
                               -----------------------------------------------------------------------------
                                  Receive      Pay      Receive    Receive      Pay      Receive      Pay
                                   Fixed      Fixed      Fixed      Fixed      Fixed      Fixed      Fixed      Total
                               ----------------------------------------------------------------------------------------
Balance on December 31, 1994... $   6,528  $   8,446  $   8,450  $   2,504  $      97  $  17,482  $   8,543  $  26,025
  Additions....................         -      1,561          -          -          -          -      1,561      1,561
  Maturities...................    (1,010)       (96)      (792)      (135)        (8)    (1,937)      (104)    (2,041)
                               ----------------------------------------------------------------------------------------
Balance on June 30, 1995....... $   5,518  $   9,911  $   7,658  $   2,369  $      89  $  15,545  $  10,000  $  25,545
                               ========================================================================================

Table 6
Asset and Liability Management Interest Rate Swaps
June 30, 1995
(Dollars in Millions, Average Maturity in Years)
                                                                         Maturities
                                           -----------------------------------------------------------------
                                     Market                                                          After    Average
                                     Value   Total     1995     1996      1997      1998     1999     1999    Maturity
                                    ----------------------------------------------------------------------------------
Asset Conversion Swaps
Receive fixed generic.............. $ (39)                                                                       0.78
 Notional value....................        $ 5,518   $2,127   $ 2,705   $   575   $    3        -   $  108
 Weighted average receive rate.....           4.57 %   4.32 %    4.63 %    4.45 %   6.58 %      -     8.55 %
 Weighted average pay rate.........           6.41

Receive fixed amortizing...........  (157)                                                                       1.32
 Notional value....................        $ 7,658   $1,744   $ 2,579   $ 2,552   $  783        -        -
 Weighted average receive rate.....           4.89 %   4.91 %    4.87 %    4.86 %   5.06 %      -        -
 Weighted average pay rate.........           6.12

Receive fixed CMO..................   (43)                                                                       1.84
                                    ------
 Notional value....................        $ 2,369   $  449   $   638   $   409   $  462   $  411        -
 Weighted average receive rate.....           5.12 %   5.09 %    5.10 %    5.11 %   5.08 %   5.21 %      -
 Weighted average pay rate.........           6.06

Total asset conversion swaps....... $(239)                                                                       1.21
                                    ======
 Notional value....................        $15,545   $4,320   $ 5,922   $ 3,536   $1,248   $  411   $  108
 Weighted average receive rate.....           4.81 %   4.64 %    4.79 %    4.82 %   5.07 %   5.21 %   8.55 %
 Weighted average pay rate.........           6.21

Liability Conversion Swaps
Pay fixed generic.................. $ (54)                                                                       1.24
 Notional value....................        $ 9,911   $   10   $ 8,790   $   925   $  100        -   $   86
 Weighted average pay rate.........           6.58 %  11.06 %    6.52 %    7.34 %   5.02 %      -     5.82 %
 Weighted average receive rate.....           6.54

Pay fixed CMO......................     2                                                                        1.78
                                    ------
 Notional value....................        $    89   $   14   $    22   $    15   $   38        -        -
 Weighted average pay rate.........           4.44 %   4.44 %    4.44 %    4.44 %   4.44 %      -        -
 Weighted average receive rate.....           6.01

Total liability conversion swaps... $ (52)                                                                       1.24
                                    ======
 Notional value....................        $10,000   $   24   $ 8,812   $   940   $  138        -   $   86
 Weighted average pay rate.........           6.56 %   7.20 %    6.52 %    7.29 %   4.86 %      -     5.82 %
 Weighted average receive rate.....           6.54

Total.............................. $(291)
                                    ======
 Notional value....................        $25,545   $4,344   $14,734   $ 4,476   $1,386   $  411   $  194
 Weighted average receive rate.....           5.49 %
 Weighted average pay rate.........           6.35

Floating rates represent the last repricing and will change in the future based on movements in one, three or six month LIBOR rates.

Maturities are based on interest rates implied by the forward curve on June 30, 1995, and may differ from actual maturities, depending on future interest rate movements and resultant prepayment patterns.

In addition to the above asset and liability management interest rate swaps, on June 30,
1995, the Corporation had approximately $1.2 billion notional of net receive fixed generic interest rate swaps associated primarily with a credit card securitization. On June 30, 1995, these positions had an unrealized market value of negative $29 million. On June 30, 1995, the weighted average receive rate was 5.19 percent and the pay rate was 6.00 percent.

Table 7
Interest Rate Gap Analysis
June 30, 1995
(Dollars in Millions)


                                                                                                        Over 12
                                                                   Interest-Sensitive                  Months and
                                              ------------------------------------------------------  Noninterest-
                                                30-Day     3-Month    6-Month    12-Month    Total     Sensitive      Total
                                              -------------------------------------------------------------------------------
Earning assets
  Loans and leases, net of
    unearned income........................   $  47,782  $  10,732  $   4,737  $   8,261  $  71,512  $     38,290  $ 109,802
  Securities held for investment...........         103        509      1,009      2,715      4,336        10,116     14,452
  Securities available for sale............          35         30        418      1,606      2,089        10,474     12,563
  Loans held for sale......................         713          -          -          -        713             -        713
  Time deposits placed and other
    short-term investments.................       1,538        360        350        104      2,352             2      2,354
  Trading account securities...............      10,925          -          -          -     10,925             -     10,925
  Other earning assets.....................      11,391          -          -          -     11,391             -     11,391
                                              -------------------------------------------------------------------------------
    Total..................................      72,487     11,631      6,514     12,686    103,318        58,882  $ 162,200
                                              -------------------------------------------------------------------------------

Interest-bearing liabilities
  Savings..................................       8,553          -          -          -      8,553             -  $   8,553
  NOW and money market deposit
    accounts...............................      24,976          -          -          -     24,976         2,347     27,323
  Consumer CDs and IRAs....................       3,183      3,466      4,068      4,977     15,694         9,315     25,009
  Negotiated CDs, public funds and
    other time deposits....................         839        948        371        368      2,526           263      2,789
  Foreign time deposits....................       6,124      2,086      4,119      2,504     14,833             1     14,834
  Borrowed funds...........................      29,356      7,290      3,173      2,473     42,292             -     42,292
  Short sales..............................      10,703          -          -          -     10,703             -     10,703
  Long-term debt...........................         520      2,635        502        479      4,136         6,580     10,716
                                              -------------------------------------------------------------------------------
    Total..................................      84,254     16,425     12,233     10,801    123,713        18,506    142,219
Noninterest-bearing, net...................           -          -          -          -          -        19,981     19,981
                                              -------------------------------------------------------------------------------
    Total..................................      84,254     16,425     12,233     10,801    123,713        38,487  $ 162,200
                                              -------------------------------------------------------------------------------
Interest rate gap..........................     (11,767)    (4,794)    (5,719)     1,885    (20,395)       20,395
Effect of asset and liability management
  interest rate swaps, futures and
  other off-balance sheet items............      (5,582)     3,778       (876)     5,712      3,032        (3,032)
                                              --------------------------------------------------------------------
Adjusted interest rate gap.................   $ (17,349) $  (1,016) $  (6,595) $   7,597  $ (17,363) $     17,363
                                              ====================================================================
Cumulative adjusted interest rate gap......   $ (17,349) $ (18,365) $ (24,960) $ (17,363)
                                              ===========================================

Table 8
Noninterest Income
(Dollars in Millions)
                                              Three Months                         Six Months
                                             Ended June 30      Change             Ended June 30      Change
                                         ----------------------------------------------------------------------------
                                            1995     1994   Amount  Percent       1995     1994    Amount   Percent
                                         ----------------------------------------------------------------------------
Service charges on deposit accounts..... $ 212  $     198  $    14      7.1 % $   419  $    394  $      25      6.3 %
                                         ----------------------------------------------------------------------------
Nondeposit-related service fees
  Safe deposit rent.....................     6          7       (1)   (14.3)       15        15          -        -
  Mortgage servicing
    and related fees....................    34         21       13     61.9        55        37         18     48.6
  Fees on factored accounts
    receivable..........................    16         18       (2)   (11.1)       33        36         (3)    (8.3)
  Investment banking income.............    45         22       23    104.5        94        54         40     74.1
  Other service fees....................    29         26        3     11.5        58        53          5      9.4
                                         ----------------------------------------------------------------------------
    Total nondeposit-related
      service fees......................   130         94       36     38.3       255       195         60     30.8
                                         ----------------------------------------------------------------------------
Trust fees..............................   118        116        2      1.7       228       225          3      1.3
                                         ----------------------------------------------------------------------------
Credit card income
  Merchant discount fees................     -          6       (6)  (100.0)        7        13         (6)   (46.2)
  Annual credit card fees...............     6          5        1     20.0        12        11          1      9.1
  Other credit card fees................    55         58       (3)    (5.2)      109       110         (1)    (0.9)
                                         ----------------------------------------------------------------------------
    Total credit card income............    61         69       (8)   (11.6)      128       134         (6)    (4.5)
                                         ----------------------------------------------------------------------------
Other income
  Brokerage income......................    25         10       15    150.0        49        23         26    113.0
  Trading account profits
    and fees............................    62         62        -        -       145       157        (12)    (7.6)
  Bankers' acceptances
    and letters of credit...............    18         15        3     20.0        36        32          4     12.5
  Insurance commissions
    and earnings........................    15         12        3     25.0        30        24          6     25.0
  Miscellaneous.........................    89         53       36     67.9       166       125         41     32.8
                                         ----------------------------------------------------------------------------
    Total other income..................   209        152       57     37.5       426       361         65     18.0
                                         ----------------------------------------------------------------------------
                                         $ 730  $     629  $   101     16.1   $ 1,456  $  1,309  $     147     11.2
                                         ============================================================================

Table 9
Noninterest Expense
(Dollars in Millions)
                             Three Months                         Six Months
                            Ended June 30        Change          Ended June 30        Change
                           -----------------------------------------------------------------------
                             1995    1994     Amount Percent     1995     1994     Amount Percent
                           -----------------------------------------------------------------------
Personnel................. $  625  $  563    $   62     11.0 % $ 1,250  $ 1,127  $   123    10.9 %
Occupancy, net............    123     120         3      2.5       244      240        4     1.7
Equipment.................     98      88        10     11.4       191      174       17     9.8
Marketing.................     51      44         7     15.9       109       81       28    34.6
Professional fees.........     43      49        (6)   (12.2)       80       92      (12)  (13.0)
Amortization of
   intangibles............     31      34        (3)    (8.8)       61       68       (7)  (10.3)
Credit card...............     12      16        (4)   (25.0)       26       35       (9)  (25.7)
FDIC insurance............     51      52        (1)    (1.9)      102      105       (3)   (2.9)
Processing................     60      58         2      3.4       123      116        7     6.0
Telecommunications........     37      34         3      8.8        73       66        7    10.6
Postage and courier.......     33      31         2      6.5        67       64        3     4.7
Other general operating...     84     100       (16)   (16.0)      173      207      (34)  (16.4)
General administrative
   and miscellaneous......     40      39         1      2.6        77       72        5     6.9
                           -----------------------------------------------------------------------
                           $1,288  $1,228    $   60      4.9   $ 2,576  $ 2,447  $   129     5.3
                           =======================================================================

Table 10
Sources and Uses of Funds
(Average Dollars in Millions)
                                                                    Six Months Ended June 30
                                                           -------------------------------------------
                                                                   1995                  1994
                                                           -------------------------------------------
                                                             Amount     Percent    Amount     Percent
                                                           -------------------------------------------
Composition of sources
  Savings, NOW, money market deposit accounts,
      and consumer CDs and IRAs.........................   $  61,820      33.3 % $  62,082      38.4 %
  Noninterest-bearing funds.............................      20,533      11.0      20,070      12.4
  Customer-based portion of negotiated CDs..............       1,508       0.8       1,379       0.9
                                                           -------------------------------------------
      Customer-based funds..............................      83,861      45.1      83,531      51.7
  Market-based funds....................................      73,154      39.4      54,509      33.7
  Long-term debt........................................       9,552       5.1       8,129       5.0
  Other liabilities.....................................       8,186       4.4       5,297       3.3
  Shareholders' equity..................................      11,202       6.0      10,177       6.3
                                                           -------------------------------------------
      Total sources.....................................   $ 185,955     100.0 % $ 161,643     100.0 %
                                                           ===========================================

Composition of uses
  Loans and leases, net of unearned income..............   $ 105,886      56.9 % $  92,109      57.0 %
  Securities held for investment........................      17,552       9.4      13,365       8.3
  Securities available for sale.........................       9,238       5.0      14,688       9.1
  Federal funds sold and securities purchased
      under agreements to resell........................      16,281       8.8      11,925       7.4
  Trading account securities............................      13,715       7.4      10,500       6.5
  Other.................................................       2,411       1.3       1,829       1.1
                                                           -------------------------------------------
      Total earning assets..............................     165,083      88.8     144,416      89.4
  Factored accounts receivable..........................       1,115       0.6       1,309       0.8
  Other assets..........................................      19,757      10.6      15,918       9.8
                                                           -------------------------------------------
      Total uses........................................   $ 185,955     100.0 % $ 161,643     100.0 %
                                                           ===========================================

Table 11
Nonperforming Assets
(Dollars in Millions)

                                              June 30       March 31       December 31     September 30       June 30
                                               1995           1995            1994             1994            1994
                                           -----------------------------------------------------------------------------
Nonperforming loans
  Commercial.............................. $       463   $         406   $         362   $           411   $       425
  Real estate commercial..................         184             209             201               198           248
  Real estate construction................          65              71              66                82            90
                                           -----------------------------------------------------------------------------
    Total commercial......................         712             686             629               691           763
                                           -----------------------------------------------------------------------------
  Residential mortgage....................          76              66              66                71            69
  Other consumer..........................         111              88              94                90            91
                                           -----------------------------------------------------------------------------
    Total consumer........................         187             154             160               161           160
                                           -----------------------------------------------------------------------------
  Foreign.................................           3               6               3                 4             5
  Lease financing.........................           3               8               9                 6             8
                                           -----------------------------------------------------------------------------
    Total nonperforming loans.............         905             854             801               862           936

Other real estate owned...................         194             221             337               414           485
                                           -----------------------------------------------------------------------------

    Total nonperforming assets............ $     1,099   $       1,075   $       1,138   $         1,276   $     1,421
                                           =============================================================================

Nonperforming assets as a percentage of
  Total assets............................         .60 %           .58 %           .67 %             .75 %         .86 %
  Loans, leases and factored accounts
    receivable, net of unearned income,
    and other real estate owned...........         .99            1.00            1.10              1.29          1.48
Loans past due 90 days or more and not
    classified as nonperforming........... $       143   $         129   $         146   $           124   $        90


On January 1, 1995, the date of adoption of SFAS 114, the recorded investments in certain loans that are considered impaired totaled $712 million (including $80 million of in-substance foreclosed loans previously reported as other real estate owned) and included $390 million for commercial, $229 million for real estate commercial, $90 million for real estate construction and $3 million for foreign. On June 30, 1995, the recorded investments in certain loans that are considered impaired under SFAS 114 totaled $715 million and included commercial, real estate commercial, real estate construction and foreign nonperforming loans.

Table 12
Allowance for Credit Losses
(Dollars in Millions)
                                                                               Three Months            Six Months
                                                                               Ended June 30           Ended June 30
                                                                           -----------------------------------------------
                                                                              1995        1994        1995        1994
                                                                           -----------------------------------------------
Beginning balance......................................................... $   2,174   $   2,187   $   2,186   $   2,169
                                                                           -----------------------------------------------
Loans, leases and factored accounts receivable charged off
  Commercial..............................................................       (24)        (18)        (49)        (47)
  Real estate commercial..................................................        (6)         (5)        (13)        (17)
  Real estate construction................................................        (3)         (2)         (6)         (9)
                                                                           -----------------------------------------------
    Total commercial......................................................       (33)        (25)        (68)        (73)
                                                                           -----------------------------------------------
  Residential mortgage....................................................        (2)         (2)         (4)         (4)
  Credit card.............................................................       (43)        (30)        (82)        (62)
  Other consumer..........................................................       (56)        (54)       (110)       (102)
                                                                           -----------------------------------------------
    Total consumer........................................................      (101)        (86)       (196)       (168)
                                                                           -----------------------------------------------
  Lease financing.........................................................         -          (1)          -          (1)
  Factored accounts receivable............................................        (6)         (5)        (10)        (21)
                                                                           -----------------------------------------------
    Total loans, leases and factored
      accounts receivable charged off.....................................      (140)       (117)       (274)       (263)
                                                                           -----------------------------------------------
Recoveries of loans, leases and factored accounts
  receivable previously charged off
  Commercial..............................................................        23          14          41          28
  Real estate commercial..................................................         5           5           8           8
  Real estate construction................................................         3           6           7          17
                                                                           -----------------------------------------------
    Total commercial......................................................        31          25          56          53
                                                                           -----------------------------------------------
  Residential mortgage....................................................         1           1           1           2
  Credit card.............................................................         6           5          12          11
  Other consumer..........................................................        17          19          34          35
                                                                           -----------------------------------------------
    Total consumer........................................................        24          25          47          48
                                                                           -----------------------------------------------
  Lease financing.........................................................         -           1           1           2
  Factored accounts receivable............................................         2           2           4           6
                                                                           -----------------------------------------------
    Total recoveries of loans, leases and factored accounts
       receivable previously charged off..................................        57          53         108         109
                                                                           -----------------------------------------------
    Net charge-offs.......................................................       (83)        (64)       (166)       (154)
                                                                           -----------------------------------------------
Provision for credit losses...............................................        70          70         140         170
Allowance applicable to loans of purchased companies and other............         3           3           4          11
                                                                           -----------------------------------------------
Ending balance............................................................ $   2,164   $   2,196   $   2,164   $   2,196
                                                                           ===============================================

Loans, leases and factored accounts receivable, net of unearned
  income, outstanding on June 30.......................................... $ 110,923   $  95,678   $ 110,923   $  95,678
Allowance for credit losses as a percentage of loans, leases and factored accounts receivable, net of unearned income,
  outstanding on June 30..................................................      1.95 %      2.30 %      1.95 %      2.30 %
Average loans, leases and factored accounts receivable, net of
  unearned income, outstanding during the period.......................... $ 109,105   $  94,204   $ 107,001   $  93,418
Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
  outstanding during the period...........................................       .31 %       .27 %       .31 %       .33 %
Allowance for credit losses as a percentage of nonperforming loans........    239.09      234.48      239.09      234.48

Reserves associated with loans that are considered to be impaired under SFAS 114 totaled approximately $64 million on January 1, 1995 and $58 million on June 30, 1995.

Table 13
Derivative - Dealer Positions
(Dollars in Millions)

                                  June 30       December 31
                                   1995             1994
                                 Contract/       Contract/
                                 Notional         Notional
                                 ---------      ------------
Interest Rate Contracts
  Swaps........................ $  83,935      $     45,179
  Futures and forwards.........   229,013           124,620
  Written options..............   197,898           114,928
  Purchased options............   200,345           118,839

Foreign Exchange Contracts
  Swaps........................       570               470
  Spot, futures and forwards...    54,764            26,987
  Written options..............    27,981            13,398
  Purchased options............    20,339            13,507

Commodity Contracts
  Swaps........................       851               570
  Futures and forwards.........     6,046             1,984
  Written options..............    18,237            12,608
  Purchased options............    19,797            11,591

Table 14
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)

                                                            1995 Quarters
                                                       ----------------------
                                                           First     Second
                                                       ----------------------
Income from earning assets..........................   $   3,070  $   3,391
Interest expense....................................       1,763      2,055
Net interest income (taxable-equivalent)............       1,335      1,367
Net interest income.................................       1,307      1,336
Provision for credit losses.........................          70         70
Gains on sales of securities........................           1          4
Noninterest income..................................         726        730
Other real estate owned expense.....................           2          1
Noninterest expense.................................       1,288      1,288
Income before income taxes..........................         674        711
Income tax expense..................................         231        244
Net income..........................................         443        467
Earnings per common share...........................        1.60       1.71

Yield on average earning assets.....................        7.93 %     7.98 %
Rate on average interest-bearing liabilities........        5.13       5.39
Net interest spread.................................        2.80       2.59
Net interest yield..................................        3.41       3.19

Return on average common shareholders' equity (1)...       16.03      16.69

Market price per share of common stock
  High for the period...............................   $  51 3/4  $  57 3/4
  Low for the period................................      44 5/8     49 5/8
  Closing price.....................................      50 3/4     53 5/8

Risk-based capital ratios
  Tier 1............................................        7.25 %     7.03 %
  Total.............................................       11.06      10.90

(1)Average common shareholders' equity does not include the effect of fair value adjustments to securities available for sale and marketable equity securities.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

   a.  The Annual Meeting of Shareholders was held on April 26, 1995.

   b. The following are voting results on each of the matters which were submitted to the shareholders:

                                              Against
                                                 or                      Broker
                                   For        Withheld   Abstentions    Nonvotes
                               -----------  -----------  -----------  -----------
1. To elect 23 Directors

     Ronald W. Allen.......... 229,169,785    1,561,673
     William M. Barnhardt..... 229,270,190    1,461,268
     Thomas E. Capps.......... 228,251,417    2,480,041
     Charles W. Coker......... 229,236,581    1,494,877
     Thomas G. Cousins........ 228,340,085    2,391,373
     Alan T. Dickson.......... 228,317,027    2,414,431
     W. Frank Dowd, Jr........ 229,198,706    1,532,752
     A. L. Ellis.............. 220,102,745   10,628,713
     Paul Fulton.............. 228,747,179    1,984,279
     L. L. Gellerstedt, Jr.... 228,260,469    2,470,989
     Timothy L. Guzzle........ 229,223,293    1,508,165
     E. Bronson Ingram........ 229,315,460    1,415,998
     W. W. Johnson............ 228,359,703    2,371,755
     Hugh L. McColl, Jr....... 228,321,079    2,410,379
     Buck Mickel.............. 229,193,789    1,537,669
     John J. Murphy........... 229,138,154    1,593,304
     John C. Slane............ 229,234,811    1,496,647
     John W. Snow............. 229,134,623    1,596,835
     Meredith R. Spangler..... 229,244,886    1,486,572
     Robert H. Spilman........ 229,239,936    1,491,522
     Ronald Townsend.......... 229,127,605    1,603,853
     Jackie M. Ward........... 229,127,730    1,603,728
     Michael Weintraub........ 229,283,851    1,447,607

                                                     Against
                                                        or                      Broker
                                          For        Withheld   Abstentions    Nonvotes
                                      -----------  -----------  -----------  -----------
2. To consider and act upon a
   proposal to ratify the action
   of the Board of Directors in
   selecting Price Waterhouse
   LLP as independent public
   accountants to audit the books
   of the Corporation and its
   subsidiaries for the current
   year.............................  229,479,489      557,742      694,227            -

3. To consider and act upon a
   proposal to approve and adopt
   the NationsBank Corporation
   Key Employee Stock Plan..........  178,710,098   28,291,126    3,403,765   20,326,469

4. To consider and act upon a
   shareholder proposal
   requesting the Corporation to
   develop and provide annual
   reporting on programs
   designed to meet the credit
   needs of small and mid-sized
   family farms and rural small
   business enterprises.............    9,296,213  186,282,480   10,374,689   24,778,076

Item 6.    Exhibits and Reports on Form 8-K

           a.    Exhibits

                 Exhibit 11 - Earnings Per Common Share Computation

                 Exhibit 12(a) - Ratio of Earnings to Fixed Charges

                 Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred Dividends

                 Exhibit 27 - Financial Data Schedule

           b.    Reports on Form 8-K

                 The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1995:

                 Current Report on Form 8-K dated April 19, 1995, and filed April 24, 1995, Items 5 and 7.

                 Current Report on Form 8-K dated April 17, 1995, and filed April 25, 1995, Items 5 and 7.

                 Current Report on Form 8-K dated April 1, 1995, and filed May 16, 1995, Item 5.

                            Signature
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NationsBank Corporation
                                --------------------------------------
                                Registrant


Date:    August 14, 1995        /s/         Marc D. Oken
         ---------------        --------------------------------------
                                Marc D. Oken
                                Executive Vice President
                                and Chief Accounting Officer
                                (Duly Authorized Officer and
                                Principal Accounting Officer)

                            NationsBank Corporation
                                   Form 10-Q
                               Index to Exhibits


Exhibit  Description                                                      Page
-------  -----------                                                      ----

 11       Earnings Per Common Share Computation.........................   46

 12(a)    Ratio of Earnings to Fixed Charges............................   47

 12(b)    Ratio of Earnings to Fixed Charges and Preferred Dividends....   48

 27       Financial Data Schedule.......................................   49
                                       45