Form 10-Q
period 1995-09-30
NATIONSBANK CORP
filed 1995-11-13
CIK 70858

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   Form 10-Q



(Mark One)

{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934, AS AMENDED

         For the quarterly period ended       September 30, 1995
                                             --------------------

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

On October 31, 1995, there were 270,922,029 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

September 30, 1995 Form 10-Q

Index

                                                                          Page
                                                                          ----
Part I.  Financial Information

Item 1.  Financial Statements

            Consolidated Statement of Income for the Three Months and
            Nine Months Ended September 30, 1995 and 1994.................   3

            Consolidated Balance Sheet on September 30, 1995 and
            December 31, 1994.............................................   4

            Consolidated Statement of Cash Flows for the Nine Months
            Ended September 30, 1995 and 1994.............................   5

            Consolidated Statement of Changes in Shareholders' Equity
            for the Nine Months Ended September 30, 1995 and 1994.........   6

            Notes to Consolidated Financial Statements....................   7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition .........................................  11

Part II.    Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................  40

Signature.................................................................  41

Index to Exhibits.........................................................  42

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)

                                                                 Three Months            Nine Months
                                                              Ended September 30      Ended September 30
                                                           -----------------------------------------------
                                                              1995         1994       1995         1994
                                                           -----------------------------------------------
Income from Earning Assets
  Interest and fees on loans.............................. $   2,392    $   1,938  $   6,879    $   5,521
  Lease financing income..................................        58           42        159          104
  Interest and dividends on securities
    Held for investment...................................       202          196        668          514
    Available for sale....................................       181          146        449          510
  Interest and fees on loans held for sale................         8            3         12           20
  Time deposits placed and other short-term investments...        32           29        114           58
  Federal funds sold......................................        11           13         39           27
  Securities purchased under agreements to resell.........       240          136        727          317
  Trading account securities..............................       274          198        812          540
                                                           -----------------------------------------------
    Total income from earning assets......................     3,398        2,701      9,859        7,611
                                                           -----------------------------------------------
Interest Expense
  Deposits................................................       830          632      2,455        1,697
  Borrowed funds..........................................       691          437      2,068        1,090
  Trading account liabilities.............................       240          192        711          507
  Long-term debt..........................................       246          134        591          406
                                                           -----------------------------------------------
    Total interest expense................................     2,007        1,395      5,825        3,700
                                                           -----------------------------------------------
Net interest income.......................................     1,391        1,306      4,034        3,911
Provision for credit losses...............................       100           70        240          240
                                                           -----------------------------------------------
Net credit income.........................................     1,291        1,236      3,794        3,671
Gains (losses) on sales of securities.....................         3           (4)         8           15
Noninterest income........................................       776          649      2,232        1,958
Other real estate owned expense (income)..................         7           (6)        10           (4)
Noninterest expense.......................................     1,245        1,234      3,821        3,681
                                                           -----------------------------------------------
Income before income taxes................................       818          653      2,203        1,967
Income tax expense........................................       288          222        763          682
                                                           -----------------------------------------------
Net income................................................ $     530    $     431  $   1,440    $   1,285
                                                           ===============================================
Net income available to common shareholders............... $     528    $     428  $   1,434    $   1,277
                                                           ===============================================
Per-share information
  Earnings per common share............................... $    1.95    $    1.55  $    5.26    $    4.66
                                                           ===============================================
  Fully diluted earnings per common share................. $    1.93    $    1.54  $    5.19    $    4.62
                                                           ===============================================
  Dividends per common share.............................. $     .50    $     .46  $    1.50    $    1.38
                                                           ===============================================
Average common shares issued (in thousands)...............   270,306      275,868    272,790      274,292
                                                           ===============================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)
                                                                                                 September 30    December 31
                                                                                                     1995           1994
                                                                                                -----------------------------
Assets
  Cash and cash equivalents.................................................................... $       7,387  $       9,582
  Time deposits placed and other short-term investments........................................         1,965          2,159
  Securities
    Held for investment, at cost (market value - $13,722 and $17,101)..........................        13,674         17,800
    Available for sale.........................................................................         9,782          8,025
                                                                                                -----------------------------
      Total securities.........................................................................        23,456         25,825
                                                                                                -----------------------------
  Loans held for sale..........................................................................           454            318
  Trading account assets.......................................................................        18,187          9,941
  Federal funds sold...........................................................................            49            960
  Securities purchased under agreements to resell..............................................         6,771         10,152
  Loans and leases, net of unearned income.....................................................       113,343        102,367
  Factored accounts receivable.................................................................         1,258          1,004
                                                                                                -----------------------------
      Loans, leases and factored accounts receivable, net of unearned income...................       114,601        103,371
                                                                                                -----------------------------
  Allowance for credit losses..................................................................        (2,166)        (2,186)
  Premises, equipment and lease rights, net....................................................         2,458          2,439
  Customers' acceptance liability..............................................................           764            684
  Interest receivable..........................................................................         1,732          1,408
  Mortgage servicing rights....................................................................           718            195
  Goodwill.....................................................................................         1,035          1,047
  Core deposit and other intangibles...........................................................           416            470
  Other assets.................................................................................         4,311          3,239
                                                                                                -----------------------------
                                                                                                $     182,138  $     169,604
Liabilities                                                                                     =============================
  Deposits
    Noninterest-bearing........................................................................ $      21,472  $      21,380
    Savings....................................................................................         8,327          9,037
    NOW and money market deposit accounts......................................................        26,825         29,752
    Time.......................................................................................        27,473         27,698
    Foreign time...............................................................................        13,773         12,603
                                                                                                -----------------------------
      Total deposits...........................................................................        97,870        100,470
                                                                                                -----------------------------
  Federal funds purchased......................................................................         5,623          3,993
  Securities sold under agreements to repurchase...............................................        23,960         21,977
  Commercial paper.............................................................................         2,754          2,519
  Other short-term borrowings..................................................................         5,041          5,640
  Trading account liabilities..................................................................        13,421         11,426
  Liability to factoring clients...............................................................           719            586
  Acceptances outstanding......................................................................           764            684
  Accrued expenses and other liabilities.......................................................         4,304          2,810
  Long-term debt.................................................................................      15,741          8,488
                                                                                                -----------------------------
      Total liabilities........................................................................       170,197        158,593
                                                                                                -----------------------------
Shareholders' Equity
  Preferred stock: authorized - 45,000,000 shares
    ESOP Convertible, Series C: issued - 2,518,153 and 2,606,657 shares........................           107            111
  Common stock: authorized - 800,000,000 shares; issued - 270,544,137 and 276,451,552 shares...         4,388          4,740
  Retained earnings............................................................................         7,476          6,451
  Other, including loan to ESOP trust..........................................................           (30)          (291)
                                                                                                -----------------------------
      Total shareholders' equity...............................................................        11,941         11,011
                                                                                                -----------------------------
                                                                                                $     182,138  $     169,604
                                                                                                =============================
See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in Millions)
                                                                                               Nine Months
                                                                                            Ended September 30
                                                                                      ----------------------------
                                                                                           1995          1994
                                                                                      ----------------------------
Operating Activities
  Net income......................................................................... $       1,440 $       1,285
  Reconciliation of net income to net cash (used) provided by operating activities
    Provision for credit losses......................................................           240           240
    Gains on sales of securities.....................................................            (8)          (15)
    Depreciation and premises improvements amortization..............................           209           196
    Amortization of intangibles......................................................            90           103
    Deferred income tax expense......................................................           119            95
    Net change in trading instruments................................................        (6,251)        5,204
    Net (increase) decrease in interest receivable...................................          (324)          120
    Net increase in interest payable.................................................           362            16
    Net (increase) decrease in loans held for sale...................................          (136)          953
    Net increase in liability to factoring clients...................................           133           129
    Other operating activities.......................................................            67         1,436
                                                                                      ----------------------------
     Net cash (used) provided by operating activities................................        (4,059)        9,762
                                                                                      ----------------------------
Investing Activities
  Proceeds from maturities of securities held for investment.........................         4,662         4,936
  Purchases of securities held for investment........................................          (540)       (9,204)
  Proceeds from sales and maturities of securities available for sale................        22,464        21,598
  Purchases of securities available for sale.........................................       (23,873)      (16,006)
  Net (increase) decrease in federal funds sold and securities
    purchased under agreements to resell.............................................         4,292        (7,896)
  Net (increase) decrease in time deposits placed and other short-term investments...           194        (1,285)
  Net originations of loans and leases...............................................        (9,331)       (8,147)
  Purchases of loans and leases......................................................        (4,151)       (2,115)
  Proceeds from sales and securitizations of loans...................................         2,066         3,555
  Purchases of mortgage servicing rights.............................................          (580)         (117)
  Purchases of factored accounts receivable..........................................        (5,996)       (6,007)
  Collections of factored accounts receivable........................................         5,722         5,753
  Net purchases of premises and equipment............................................          (232)         (225)
  Proceeds from sales of other real estate owned.....................................           143           383
  Sales/(acquisitions) of business activities, net of cash...........................          (667)        3,846
                                                                                      ----------------------------
     Net cash used in investing activities...........................................        (5,827)      (10,931)
                                                                                      ----------------------------
Financing Activities
  Net increase (decrease) in deposits................................................        (2,043)        1,206
  Net increase in federal funds purchased and securities
    sold under agreements to repurchase..............................................         3,613         1,453
  Net increase (decrease) in other short-term borrowings and commercial paper........          (364)          722
  Proceeds from issuances of long-term debt..........................................         8,268           299
  Retirement of long-term debt.......................................................        (1,000)         (852)
  Preferred stock repurchased and redeemed...........................................             0           (94)
  Proceeds from issuances of common stock............................................           184           195
  Cash dividends paid................................................................          (415)         (387)
  Common stock repurchased...........................................................          (522)         (123)
  Other financing activities.........................................................           (30)           (7)
                                                                                      ----------------------------
     Net cash provided by financing activities.......................................         7,691         2,412
                                                                                      ----------------------------
Net increase (decrease) in cash and cash equivalents.................................        (2,195)        1,243
Cash and cash equivalents on January 1...............................................         9,582         7,649
                                                                                      ----------------------------
Cash and cash equivalents on September 30............................................ $       7,387 $       8,892
                                                                                      ============================

Loans transferred to other real estate owned amounted to $73 and $210 for the nine months ended September 30, 1995 and 1994, respectively.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)
                                                                                                                        Total
                                                                Common Stock                                            Share-
                                                 Preferred  --------------------   Retained     Loan to                holders'
                                                   Stock      Shares     Amount    Earnings    ESOP Trust    Other      Equity
                                                --------------------------------------------------------------------------------
Balance on December 31, 1993.................   $     208    270,905   $  4,594   $   5,247   $      (88)  $    18   $    9,979
  Net income.................................                                         1,285                               1,285
  Cash dividends
    Common...................................                                          (379)                               (379)
    Preferred................................                                            (8)                                 (8)
  Preferred stock repurchased and redeemed...         (93)                   (1)                                            (94)
  Common stock issued under dividend
    reinvestment and employee plans..........                  4,274        188                                  7          195
  Common stock issued in acquisitions........                  2,629         21          41                                  62
  Common stock repurchased...................                 (2,300)      (123)                                           (123)
  Net change in unrealized gains (losses)
    on securities available for sale and
    marketable equity securities.............                                                                 (215)        (215)
  Other......................................          (3)        60          3                        6         1            7
                                                --------------------------------------------------------------------------------
Balance on September 30, 1994................   $     112    275,568   $  4,682   $   6,186   $      (82)  $  (189)  $   10,709
                                                ================================================================================

Balance on December 31, 1994.................   $     111    276,452   $  4,740   $   6,451   $      (76)  $  (215)  $   11,011
  Net income.................................                                         1,440                               1,440
  Cash dividends
    Common...................................                                          (409)                               (409)
    Preferred................................                                            (6)                                 (6)
  Common stock issued under dividend
    reinvestment and employee plans..........                  3,750        166                                 18          184
  Common stock repurchased...................                 (9,733)      (522)                                           (522)
  Net change in unrealized gains (losses)
    on securities available for sale and
    marketable equity securities.............                                                                  241          241
  Other......................................          (4)        75          4                        6        (4)           2
                                                --------------------------------------------------------------------------------
Balance on September 30, 1995................   $     107    270,544   $  4,388   $   7,476   $      (70)  $    40   $   11,941
                                                ================================================================================
See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

     The consolidated financial statements include the accounts of NationsBank Corporation and its subsidiaries (the Corporation). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
     Accounting policies followed in the presentation of interim financial results are presented on pages 62 and 63 of the 1994 Annual Report to Shareholders, incorporated by reference into the Annual Report on Form 10-K, for the year ended December 31, 1994, as updated by the following and Note 1 in the Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1995.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which is effective for awards granted in fiscal years beginning after December 15, 1995. This standard defines a fair value based method of measuring employee stock options or similar equity instruments. In lieu of recording the value of such options as compensation expense, companies may provide pro forma disclosures quantifying the difference between compensation cost included in net income as prescribed by current accounting standards and the related cost measured by such fair value based method. The Corporation will provide such disclosure in its financial statements after the effective date of the standard.

Note 2 - Acquisition Activity

     On September 4, 1995, the Corporation entered into an agreement to merge with Bank South Corporation (Bank South), headquartered in Atlanta, Georgia. Under the terms of the merger agreement, the Corporation agreed to exchange .44 shares of its common stock for each share of Bank South's common stock. Bank South had 58,770,825 shares of common stock outstanding on September 30, 1995. Bank South's total assets, total deposits and total shareholders' equity were approximately $7.7 billion, $5.0 billion and $676 million, respectively, on September 30, 1995. This acquisition, which the Corporation intends to account for as a pooling of interests, is subject to approval by Bank South's shareholders and various regulatory agencies, and is currently expected to be completed during the first quarter of 1996. This acquisition will not have a material impact on the results of operations or financial condition of the Corporation.

Note 3 - Trading Account Assets and Liabilities

     The market values of the components of trading account assets and liabilities on September 30, 1995 and on December 31, 1994, and the average market values for the nine months ended September 30, 1995 were (dollars in millions):

                                                                                      Average for
                                                                                       the Nine
                                                                                     Months Ended
                                                     September 30   December 31      September 30
                                                         1995           1994             1995
                                                   -----------------------------------------------
Securities owned
  U.S. Treasury securities........................ $      10,529  $       5,968    $        9,985
  Securities of other U.S. Government agencies
    and corporations..............................         1,505          1,185             1,480
  Certificates of deposit, bankers' acceptances
    and commercial paper..........................           723            371               432
  Corporate debentures............................           940            581               908
  Other securities................................           686            259               690
                                                   -----------------------------------------------
    Total securities owned........................        14,383          8,364            13,495
Derivative-dealer positions.......................         3,804          1,577             3,118
                                                   -----------------------------------------------
    Total trading account assets.................. $      18,187  $       9,941    $       16,613
                                                   ===============================================
Short sales
  U.S. Treasury securities........................ $       9,326  $       9,352    $       11,749
  Securities of other U.S. Government agencies
    and corporations..............................           228            182               223
  Corporate debentures............................           548            278               337
  Other securities................................            25              -                19
                                                   -----------------------------------------------
    Total short sales.............................        10,127          9,812            12,328
Derivative-dealer positions.......................         3,294          1,614             2,924
                                                   -----------------------------------------------
    Total trading account liabilities............. $      13,421  $      11,426    $       15,252
                                                   ===============================================

     Derivative-dealer positions represent the market values of interest rate, foreign exchange and commodity-related products, including swap, futures, forward and option contracts associated with the Corporation's derivative trading activities.

Note 4 - Debt

     In the third quarter of 1995, under an effective shelf registration statement, the Corporation issued $439 million of senior notes, due 1998 to 2002, $381 million of which bear interest at floating rates and $58 million of which bear interest of 6.75%. Subordinated notes in the amount of $375 million were issued with $350 million due 2015 bearing interest of 7 3/4% and the remainder due 2010 at an interest rate of 7.20%.

     Under the bank note program jointly maintained by NationsBank, N.A., NationsBank of Georgia, N.A. and NationsBank of Texas, N.A., there were short-term bank notes outstanding of $3.6 billion on September 30, 1995. In addition, NationsBank of Texas, N.A. and NationsBank, N.A. had outstanding bank notes of $1.6 billion on September 30, 1995 that were classified as long-term debt.
     Subsequent to September 30, 1995 and through November 10, 1995, the Corporation issued $450 million of 7 1/4% subordinated notes, due 2025, $155 million of senior notes which bear interest at floating rates, due 1999 to 2001, and $105 million of subordinated notes with fixed interest rates ranging from 6.83% to 7.10%, due 2005 to 2010. On October 31, 1995, Main Place Funding Corporation, a wholly-owned, limited-purpose finance subsidiary of NationsBank of Texas, N.A., issued, under its shelf registration statement, $1.5 billion of Series 1995-2 Mortgage-Backed Bonds, due 2000, bearing interest at a spread over the three-month London interbank offered rate. This series was initially collateralized by approximately $2.5 billion of residential mortgage notes.
     On September 29, 1995, the Corporation filed a shelf registration statement to issue up to an aggregate of $3 billion in senior or subordinated debt or equity securities.
     As of November 10, 1995, the Corporation and its subsidiaries had approximately $1.5 billion of capacity available under various existing shelf registration statements, other than the September 29, 1995 shelf registration statement.
     Additionally, on November 8, 1995, the Corporation announced plans to offer up to $1.5 billion of senior or subordinated notes exclusively to non-United States residents under a Euro medium-term note program. The notes may bear interest at fixed or floating rates.

Note 5 - Commitments and Contingencies

     The Corporation's commitments to extend credit on September 30, 1995 were $84.7 billion compared to $74.7 billion on December 31, 1994. Standby letters of credit (SBLC) and financial guarantees represent commitments by the Corporation to meet the obligations of the account party, if called upon. Outstanding SBLC and guarantees on September 30, 1995 were $7.6 billion compared to $6.9 billion on December 31, 1994. Commercial letters of credit, issued primarily to facilitate customer trade finance activities, were $1.2 billion and $1.3 billion on September 30, 1995 and December 31, 1994, respectively. The above amounts have been reduced by amounts collateralized by cash and amounts participated to other financial institutions.
     On September 30, 1995 and December 31, 1994, indemnified securities lending transactions totaled $4.4 billion and $5.7 billion, respectively. Collateral, with a market value of $4.5 billion and $5.9 billion for the respective periods, was obtained by the Corporation in support of these transactions.
     On September 30, 1995, the Corporation had commitments to purchase and sell when-issued securities of $5.2 billion and $5.1 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $2.2 billion and $2.5 billion, respectively, on December 31, 1994.
     See Tables 5 and 6 and the accompanying discussion in Item 2 regarding the Corporation's derivatives used for risk management purposes.

     In conducting its mortgage banking activities, the Corporation is exposed to fluctuations in interest rates. Loans originated for sale to third parties expose the Corporation to interest rate risk for the period between loan origination and subsequent delivery. Additionally, the value of the Corporation's mortgage servicing rights is affected by changes in interest rates and the resulting impact of such changes on the level of prepayments. To manage interest rate risk associated with mortgage banking activities, the Corporation enters into various instruments including option contracts, forward delivery contracts and certain interest rate swaps. The contract/notional amounts of these instruments approximated $5 billion on September 30, 1995. Net unrealized gains associated with these contracts were not significant on September 30, 1995.
     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries, and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, banking and other laws. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Earnings Review

     A comparison of selected operating results for the three- and nine-month periods ended September 30, 1995 and 1994 is presented in Table 1.
     Net income for the third quarter of 1995 was $530 million, an increase of 23 percent over the third quarter of 1994. Earnings per common share were $1.95 and $1.55 for the third quarters of 1995 and 1994, respectively. The return on average common shareholders' equity increased to 18.29 percent for the third quarter of 1995.
     Net income of $1.44 billion for the first nine months of 1995 represented an increase of 12 percent over earnings of $1.29 billion during the same period in 1994. Earnings per common share were $5.26 and $4.66 for the first nine months of 1995 and 1994, respectively. The return on average common shareholders' equity was 17.02 percent for the first nine months of 1995, up 41 basis points from the prior year comparable period.
     Key performance highlights for the first nine months of 1995 compared with the same period last year were:

     o Fifteen-percent growth in average loans was the primary factor leading to the $143-million increase in taxable-equivalent net interest income. Partially offsetting the positive impact of loan growth was the funding of earning asset growth largely with wholesale funds.

     o Provision for credit losses totaled $240 million for both periods. Net charge-offs were $265 million, or .33 percent of average net loans, leases and factored receivables, versus $218 million, or .31 percent of average levels, in the prior year period. Nonperforming assets continued to decline with September 30, 1995 levels $100 million lower than year-end levels.

     o Noninterest income rose $274 million, or 14 percent, to $2.23 billion for the first nine months of 1995, driven by increased capital markets revenues, deposit service fee income, acquisition-related mortgage servicing income and miscellaneous other income.

     o Noninterest expense increased four percent, primarily related to acquisitions of several smaller banking organizations and mortgage banking operations. Expenses reflect increased investment in personnel in selected areas, higher equipment expense and expanded marketing efforts to support revenue growth. These increases were partially offset by declines in other general operating expenses and FDIC insurance expense. The efficiency ratio, which measures the relationship of noninterest expense to total revenue, improved to 60.14 percent in the first nine months of 1995 compared to 62.00 percent in the prior year's period. After adjusting for the impact of reduced FDIC insurance expense, management's ongoing cost control efforts have resulted in relatively flat levels of noninterest expense for each of the three 1995 quarters.

Business Unit Review

     The Corporation manages its business activities through three major internal management groups, or Business Units. These units, as shown in Table 2, are managed with a focus on numerous performance objectives including return on equity, operating efficiency and net income.
     The net income of the Business Units reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each Business Unit based on an assessment of its inherent risk.
     The General Bank includes the Banking Group, which contains the retail banking network and is the service provider for the consumer sector as well as small and medium-size companies; Financial Products, which provides specialized services such as credit cards, residential mortgages, indirect lending and dealer finance; the Trust & Investment Management Group and the Private Client Group, which offers asset management services, banking and personal trust services.
     The General Bank earned $863 million in the first nine months of 1995, a 22-percent increase over the same period in 1994. The Banking Group, reflecting 17-percent average loan growth, improved asset quality and growth in fee income, accounted for most of the increased earnings over the same period last year. The General Bank's return on equity was unchanged at 19 percent. Taxable-equivalent net interest income in the General Bank increased $55 million as broad-based loan growth and deposit cost containment efforts helped offset the impact of higher interest rates, as more fully discussed in the Net Interest Income section. Average loans increased $9.7 billion, or 17 percent, primarily in the Banking Group, with increased residential mortgages, and in Financial Products, which experienced strong credit card loan growth.
     Noninterest income rose 16 percent to $1.5 billion, led by increases in deposit service fee income, acquisition-related mortgage servicing income, acquisition of the third party interest in the Corporation's full service brokerage company and miscellaneous income. Noninterest expense increased $77 million, reflecting several mortgage and banking acquisitions, the full service brokerage acquisition and expanded marketing efforts, primarily credit card solicitations. These increased expenses were partly offset by reduced FDIC insurance expense. With seven-percent growth in revenues and three-percent expense growth, the efficiency ratio improved 229 basis points.
     The Global Finance unit includes Corporate Finance, Specialized
Finance and the Capital Markets group. Included under Specialized Finance are Real Estate, Specialized Lending (includes Business Credit, Factoring and Leasing), Structured Finance (asset-backed and project financing), Real Estate Finance, Leveraged Capital and International. The Capital Markets group includes securities trading and debt underwriting, customer-related derivatives and foreign exchange activities. Housed in this group are NationsBanc-CRT, the derivatives and foreign exchange trading and sales operating unit, and NationsBanc Capital Markets Inc., which, with its Section 20/Tier II powers, underwrites and deals in various types of corporate debt and has the authority to underwrite and deal in equity securities.

     The Global Finance unit earned $472 million in the first nine months of 1995, a one-percent decrease from the same period in 1994. The return on equity was 16 percent compared to 17 percent for 1994. Taxable-equivalent net interest income for the first nine months of 1995 increased $14 million over the same period a year ago. The benefit to net interest income of the $3.3-billion, or 11-percent, increase in average loans was partially offset by the increased use of foreign time deposits to support earning asset growth, as more fully discussed in the Net Interest Income section. Loan growth, primarily commercial, was concentrated in the Corporate Finance and Specialized Lending units, while the Real Estate unit reduced average outstandings by $538 million compared to last year. Asset quality continued to improve, though at a slower pace than in 1994, leading to no provision for credit losses during the first nine months of 1995.
     Noninterest income increased 10 percent over last year, primarily related to significant growth in investment banking fees. Continued investment aimed at expanding Capital Markets-related activities, mostly personnel-related, contributed to the $36-million increase in noninterest expense.
     Financial Services, the Corporation's nonbank subsidiary which offers a wide variety of financing to small and large corporations, consumers, retailers, manufacturers and distributors, contributed $89 million of net income for the first nine months of 1995, a 22-percent increase from a year ago. This improvement, the result of $1.7-billion, or 31-percent, growth in average loans and leases, was partly offset by a higher provision for credit losses to support loan growth. Market demand in the consumer lending, commercial real estate and inventory finance businesses coupled with new office expansion in consumer lending contributed to loan growth. The net interest yield of 7.25 percent was down 25 basis points from the first nine months of 1994, due to higher funding costs. Noninterest expense increased $27 million, or 17 percent, driven by the expansion of consumer finance operations. The efficiency ratio of 42.80 percent for the first nine months of 1995 improved from 45.83 percent for the same period last year, due to loan growth and productivity improvements.

Net Interest Income

     As presented in Table 3, taxable-equivalent net interest income increased $90 million to $1.4 billion in the third quarter of 1995 compared to the third quarter of 1994. Average earning asset levels increased $19.0 billion in the third quarter of 1995 compared to the third quarter of 1994, driven by growth in average loans and leases of $15.5 billion, or 16 percent. Additionally, the aggregate of average securities purchased under agreements to resell and trading account securities increased, reflecting expanded trading-related activities. The increase in net interest income resulting primarily from loan growth, deposit cost containment efforts and the maturities and sales of lower-yielding investment securities was partially offset by the use of higher cost market-based funds to support earning asset growth. Future loan growth is dependent on economic conditions, decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of real estate loan levels.
     The net interest yield of 3.35 percent in the third quarter of 1995 reflected the funding of loan growth principally with market-based funds and the addition of $4.6 billion in low-spread trading-related assets when compared to the third quarter of 1994.

     As presented in Table 4, taxable-equivalent net interest income increased $143 million to $4.1 billion in the first nine months of 1995 compared to the same period of 1994, due to an increase in taxable-equivalent interest income of $2.3 billion offset by an increase in interest expense of $2.1 billion. Growth in average earning assets drove $1.1 billion of the $2.3 billion-increase in taxable-equivalent interest income, while $1.2 billion was related to a 98-basis point rise in the yield on earning assets. Led by a 15-percent increase in average loans and leases, average earning assets increased $20.1 billion, or 14 percent, in the first nine months of 1995 compared to the same period of 1994. Loan growth included residential mortgages, other consumer and commercial loans and was spread across Business Units with 17-percent, 11-percent and 31-percent growth in the General Bank, Global Finance and Financial Services, respectively. In addition, average securities purchased under agreements to resell and trading account securities increased, reflecting expanded trading-related activities. The combined securities portfolio declined $1.2 billion between the two periods, resulting from maturities and sales of securities partially offset by new investments.
     Growth in average interest-bearing liabilities accounted for $604 million of the $2.1-billion increase in interest expense, while $1.5 billion was attributable to a 144-basis point rise in rates paid. Average interest-bearing liabilities increased $18.9 billion, or 15 percent, in the first nine months of 1995 compared to the same period of 1994. Interest-bearing deposits grew $6.5 billion to $78.6 billion in 1995 compared to the same period of 1994. An increase in average foreign time deposits of $8.1 billion, as well as deposit increases resulting from acquisitions, were the primary factors in this growth. These increases were partially offset by declines in certain interest-bearing deposit accounts, reflecting industry-wide trends of customers seeking higher-yielding investment alternatives as well as the Corporation's disciplined deposit pricing. Borrowed funds and trading account liabilities increased to $57.0 billion, funding earning asset growth. Average long-term debt increased $3.1 billion period-over-period to $11.1 billion, primarily due to issuances of medium-term notes and other debt instruments. Average noninterest-bearing deposits increased $888 million during the first nine months of 1995 compared to the same period of 1994.
     The yield on average earning assets increased 98 basis points to 8.00 percent between the two nine-month periods. The yield on total loans and leases increased 68 basis points to 8.80 percent in the first nine months of 1995, reflecting loan growth in a higher interest rate environment and the variable-rate nature of a significant portion of the loan portfolio. The Corporation's average prime interest rate rose from 6.81 percent in the first nine months of 1994 to 8.87 percent in the first nine months of 1995. The yield on total securities increased 76 basis points to 5.78 percent compared to the same period of 1994, due to maturities and sales of lower-yielding securities coupled with investment at higher rates mainly during the first half of 1995.
     The rate on average interest-bearing liabilities increased 144 basis points to 5.31 percent in the first nine months of 1995 from 3.87 percent in the first nine months of 1994, due to a greater use of market-based funds and the higher level of interest rates in general.
     The net interest yield was 3.31 percent in the first nine months of 1995 compared to 3.64 percent in the same period of 1994. The decline in the net interest yield for the first nine months of 1995 compared to the same period of 1994 resulted from the funding of loan growth principally with market-based funds and growth of $6.9 billion in trading-related assets. Had the relative mix of low-spread trading-related assets to total average earning assets remained constant in the first nine months of 1995 compared to the same period of 1994, the net interest yield would have been nine basis points higher for the first nine months of 1995.
     The Corporation's asset and liability management process is utilized to manage the Corporation's interest rate risk through structuring the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are the discretionary portfolio, which is comprised of the securities portfolio and interest rate swaps, and the management of the mix, rates and maturities of the wholesale and retail funding sources of the Corporation.
     Swaps allow the Corporation to adjust its interest rate risk position without exposure to principal risk and funding requirements as swaps do not involve the exchange of notional amounts, only net interest payments. The Corporation uses non-leveraged generic, index amortizing, collateralized mortgage obligation (CMO) and basis swaps. Generic swaps involve the exchange of fixed and variable interest rates based on the contractual underlying notional amounts. Index amortizing and CMO swaps also involve the exchange of fixed and variable interest rates; however, their notional amounts decline and their maturities vary based on certain interest rate indices in the case of index amortizing swaps, or mortgage prepayment rates in the case of CMO swaps. Basis swaps involve the exchange of payments based on the contractual underlying notional amounts where both the pay rate and the receive rate are floating rates based on different indices.
     As reflected in Table 5, the gross notional amount of the Corporation's asset and liability management interest rate swap position on September 30, 1995 was $24.9 billion, with the Corporation receiving fixed on $14.5 billion, converting variable-rate commercial loans to fixed rate and converting the cost of certain long-term debt to variable rate, and receiving variable on $10.0 billion, fixing the cost of certain variable-rate liabilities, primarily market-based borrowed funds. On September 30, 1995, the net receive fixed position was $4.5 billion, representing a reduction from the net receive fixed position of $8.9 billion on December 31, 1994, and $9.1 billion on September 30, 1994.
     Net interest receipts and payments have been included in interest income and expense on the underlying instruments. Asset and liability management interest rate swaps resulted in a reduction of net interest income of $193 million in the first nine months of 1995 compared to an increase of $86 million in the first nine months of 1994. Deferred gains and losses related to terminated contracts are insignificant.
     The net unrealized depreciation on September 30, 1995 was $196 million compared to $726 million on December 31, 1994, reflecting the reduction in interest rates and maturities.
     The unrealized depreciation in the estimated value of the asset and liability management swap portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet position should not be viewed in isolation. The overall impact of a 100-basis point parallel increase in interest rates from September 30, 1995 levels was estimated to have an insignificant impact on the market value of equity.
     Average securities for the first nine months of 1995 totaled $26.5 billion, a decrease of $1.2 billion from the same period of 1994. Beginning in the second quarter of 1994, the Corporation did not fully replace maturities and sales of securities. In light of expected market conditions, the Corporation began to add to securities levels late in the first quarter and during the second quarter of 1995, essentially investing the majority of maturities scheduled for the second half of 1995 prior to their maturity. Additionally, during the third quarter of 1995, net maturities and sales of securities were $3.6 billion. The yield on securities was 5.78 percent for the first nine months of 1995 compared to 5.02 percent in the same period of 1994. The weighted average yield of the securities portfolio on September 30, 1995, was 5.99 percent. See Analysis of Financial Condition - Securities for further details on the securities portfolio.

     On September 30, 1995, the interest rate risk position of the Corporation continued to be relatively neutral as the impact of a gradual 100-basis-point rise or fall in interest rates over the next 12 months was estimated to have an insignificant impact on net income when compared to stable rates.
     Table 7 represents the Corporation's interest rate gap position on September 30, 1995. Based on contractual maturities or repricing dates, or anticipated dates where no contractual maturity or repricing date exists, interest-sensitive assets and liabilities are placed in maturity categories. The Corporation's negative cumulative interest rate gap position in the near term reflects the strong customer-deposit gathering franchise which provides a relatively stable core deposit base. These available funds have been deployed in longer-term interest-earning assets including certain loans and securities. A gap analysis is limited in its usefulness as it represents a one-day position that is continually changing and is not necessarily indicative of the Corporation's position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate movements.

Provision for Credit Losses

     The provision for credit losses was $100 million and $240 million in the third quarter and first nine months of 1995, respectively, compared to $70 million and $240 million in the comparable 1994 periods. The level of the provision in the third quarter is consistent with loan growth and credit quality, as more fully discussed in the Allowance for Credit Losses section. Future economic conditions may impact credit quality.

Noninterest Income

     Table 8 compares the major categories of noninterest income for the three- and nine-month periods of 1995 and 1994. Noninterest income totaled $776 million in the third quarter of 1995, an increase of 20 percent from $649 million in the same quarter of 1994. Noninterest income totaled $2.23 billion in the first nine months of 1995, an increase of 14 percent from $1.96 billion in the first nine months of 1994.
     Service charges on deposit accounts increased $28 million and $53 million for the third quarter and first nine months of 1995, respectively, from the comparable 1994 periods, primarily reflecting higher fees, increased consumer account volumes, in part due to smaller banking organization acquisitions, and emphasis on fee collections.
     Mortgage servicing and related fees totaled $37 million in the third quarter of 1995, an increase of 76 percent from the same quarter of 1994. Mortgage servicing and related fees totaled $92 million in the first nine months of 1995, an increase of 59 percent from the first nine months of 1994. The increase was primarily attributable to the acquisitions of mortgage servicing portfolios. In the latter part of 1994, the Corporation's mortgage subsidiary acquired $7.6 billion in servicing, and on March 31, 1995, an additional $35 billion was acquired. The total servicing portfolio on September 30, 1995, was $79.4 billion. Mortgage loan originations through the Corporation's mortgage subsidiary totaled $4.0 billion for the third quarter of 1995 compared to $1.4 billion for the third quarter of 1994 and totaled $8.1 billion for the first nine months of 1995 compared to $5.4 billion for the first nine months of 1994, primarily reflecting changes in the interest rate environment. Third quarter 1995 origination volume consisted of approximately $2.3 billion of retail loan volume and $1.7 billion of correspondent loan volume.

     The 92-percent increase in investment banking income in the third quarter of 1995 and the 80-percent increase in the first nine months of 1995 compared to the same 1994 periods were the result of higher syndication fees, increased venture capital income and increased fee income associated with arranging asset-backed financings. The Capital Markets syndication group was agent or co-agent on 257 deals totaling $184 billion during the first nine months of 1995 compared to 241 deals totaling $139 billion during the same period in 1994.
      General Bank trust fees for the third quarter and the first nine months of 1995 were relatively flat compared to the same periods in 1994. On September 30, 1995, discretionary assets under management and total assets under administration were $62.2 billion and $174.3 billion, respectively, compared to $57.4 billion and $163.6 billion, respectively, on December 31, 1994.
     During the first quarter of 1995, the Corporation announced its decision to sell a portion of its trust business that deals with bond servicing and administration, known as Corporate Trust. This decision was based on management's desire to focus on investment management, retirement and fiduciary services. On June 1, 1995, the Corporation announced that it had reached a definitive agreement, on the sale of this business, which is expected to close around year end. Historically, the Corporate Trust business has generated approximately 10 percent of the Corporation's trust fees. Management does not expect the loss of this revenue to have a significant impact on future net income.
     The higher levels of brokerage income for both 1995 periods are due to the acquisition of the third party interest in the Corporation's full service brokerage company. This company was a joint venture arrangement prior to November 15, 1994, and was accounted for under the equity method.
     The Corporation maintains trading positions in a variety of cash and derivative financial instruments. The Corporation offers a number of products to customers, as well as enters into transactions for its own account. In setting trading strategies, the Corporation manages these activities to maximize trading revenues while, at the same time, taking controlled risks.
     Trading revenues are dependent on a number of factors, including economic conditions such as interest rate and currency fluctuations. Trading account profits and fees increased $26 million to $98 million in the third quarter of 1995 compared to the third quarter of 1994 and increased $14 million to $243 million in the first nine months of 1995 compared to the first nine months of 1994. An analysis of trading account profits and fees by major business activity for the nine months ended September 30 is as follows (dollars in millions):

                                                    Nine Months Ended
                                                       September 30
                                                   -------------------
                                                      1995      1994
                                                  --------------------
     Securities trading........................... $     97  $     95
     Interest rate contracts......................       94        81
     Foreign exchange contracts...................       16        20
     Other, including commodity contracts.........       36        33
                                                   -------------------
                                                   $    243  $    229
                                                   ===================

     Miscellaneous other income totaled $64 million in the third quarter of 1995 compared to $59 million in the third quarter of 1994 and totaled $230 million in the first nine months of 1995 compared to $184 million in the first nine months of 1994. This category of miscellaneous income includes certain prepayment fees and other fees such as net gains on sales of miscellaneous investments, business activities, premises, venture capital investments, mortgage servicing and other similar items.

Noninterest Expense

     The Corporation's noninterest expense, as shown in Table 9, increased
$11 million, or one percent, in the third quarter of 1995 compared to the same quarter in 1994, to a total of $1.25 billion. For the first nine months of 1995, noninterest expense increased $140 million, or four percent, compared to the first nine months of 1994, to a total of $3.82 billion. Increased expenditures in selected areas to support the continued growth in revenues coupled with the acquisitions of several smaller banking organizations, several mortgage banking operations and the third party interest in the Corporation's full service brokerage company were partially offset by reduced expenses associated with the sale of the merchant discount credit card services unit during the second quarter of 1995 and lower FDIC insurance.
     Included in the various components of noninterest expense are the costs of ongoing initiatives related to enhancing customer sales and optimizing product delivery channels. For example, the Model Banking project is being implemented across the Corporation's franchise to facilitate and enhance the General Bank's retail customer sales and product delivery. Other projects include the development of alternative delivery channels, such as PC-based banking, and activities to define and achieve optimal composition of customer delivery channels.
     Personnel expense, which accounts for approximately one half of noninterest expense, increased $41 million in the third quarter of 1995 and $164 million in the first nine months of 1995 compared to the comparable prior-year periods. Of the $41-million quarter-over-quarter increase, $19 million was due to acquisitions. Continued investment in personnel for the Capital Markets group also contributed to the increase in personnel expense.
     Compared to the respective prior-year periods, equipment expense increased $6 million in the third quarter and $23 million in the first nine months of 1995. These increases were primarily due to enhancements to computer resources, including higher rental expense for upgraded mainframe equipment and increased costs related to product delivery systems.
     Marketing expense increased 29 percent in the third quarter and 33 percent in the first nine months of 1995. This increase was driven primarily by increased credit card solicitations in the Financial Products group.
     FDIC insurance expense decreased $51 million in the third quarter and decreased $54 million in the first nine months of 1995 relative to the comparable periods in 1994. FDIC insurance expense in the third quarter of 1995 reflected a quarterly expense reduction of $37 million due to a decrease in insurance rates charged by the FDIC and an additional refund of $11 million relating to insurance payments in the second quarter of 1995.

     Other general operating expense remained flat in the third quarter of 1995 compared to the third quarter of 1994 and decreased $34 million in the first nine months of 1995 compared to the first nine months of 1994. This decrease was primarily due to lower loan and collection expenses.
     Congressional discussions to enact legislation to recapitalize the Savings Association Insurance Fund (SAIF) may result in a one-time assessment as early as the fourth quarter of 1995 on the Corporation's SAIF-insured deposits at a currently estimated rate ranging from 66 to 85 basis points per $100 of such deposits. On September 30, 1995, the amount of deposits which would be subject to such proposed assessment approximates $5.3 billion.

Income Taxes

     The Corporation's income tax expense was $763 million and $682 million in the first nine months of 1995 and 1994, respectively, for an effective rate of 35 percent of pretax income for both periods. Income tax expense for the third quarter of 1995 was $288 million, for an effective rate of 35 percent. Tax expense for the same quarter of 1994 was $222 million, resulting in an effective rate of 34 percent.

Analysis of Financial Condition

     Liquidity, a measure of the Corporation's ability to fulfill its cash requirements, is managed by the Corporation through its asset and liability management process. This entails measuring and managing the relative balance between asset, liability and off-balance sheet positions. This process, coupled with the Corporation's ability to raise equity and debt financing and to securitize certain assets, ensures the maintenance of sufficient funds to meet the liquidity needs of the Corporation. The Corporation continues to diversify its funding sources as evidenced by its recent Eurobond offering, mortgage-backed bond issuances and securitizations.
     Table 10 presents an analysis of the major sources and uses of funds for the two nine-month periods based on average levels.
     Market-based funds increased 30 percent and represented 39 percent of total sources of funds in the first nine months of 1995 compared to 34 percent of total sources in the same period of 1994. Customer-based funds remained relatively flat; however, they represented 45 percent of total sources of funds in the first nine months of 1995, down from 51 percent of total sources in the same period of 1994.
     The composition of uses of funds reflected a 15-percent increase in average loans and leases to $107.8 billion in the first nine months of 1995 compared to the same period one year earlier. Expanded trading-related activities resulted in higher levels of securities purchased under agreements to resell and trading account securities.
     The Corporation's ratio of average loans to customer-based funds was 129 percent for the first nine months of 1995 compared to 111 percent for the first nine months of 1994. The higher loan to deposit ratio was driven by loan growth of 15 percent, flat levels of customer-based deposits resulting from disciplined deposit pricing and the use of market-based funds to support earning asset growth.

     Cash and cash equivalents decreased $2.2 billion from December 31, 1994 to $7.4 billion on September 30, 1995, due to $4.1 billion in net cash used by operating activities and $5.8 billion in net cash used in investing activities, offset by $7.7 billion in net cash provided by financing activities.
     Net cash used in investing activities primarily reflected $9.3 billion in net originations of loans and leases and $4.2 billion in purchases of loans and leases, offset by a net decrease of $4.3 billion in federal funds sold and securities purchased under agreements to resell, proceeds from sales and securitizations of loans of $2.1 billion and net proceeds from sales and maturities of securities of $2.7 billion.
     Net cash provided by financing activities primarily resulted from $7.3 billion in proceeds from net issuances of long-term debt.
     Period-end assets were $182.1 billion and $169.6 billion on September
30, 1995 and December 31, 1994, respectively. The following discussion analyzes the major changes in the period-end balance sheet from December 31, 1994 to September 30, 1995.

Securities

     The securities portfolio on September 30, 1995 consisted of securities held for investment totaling $13.7 billion and securities available for sale totaling $9.8 billion compared to $17.8 billion and $8.0 billion, respectively, on December 31, 1994.
     On September 30, 1995, the Corporation's portfolio of securities held for investment reflected net unrealized appreciation of $48 million compared to net unrealized depreciation of $699 million on December 31, 1994.
     The valuation amount for securities available for sale and marketable equity securities increased shareholders' equity by $104 million on September 30, 1995, reflecting $72 million and $90 million of pretax appreciation on securities available for sale and marketable equity securities, respectively. The valuation amount reduced shareholders' equity by $136 million on December 31, 1994. The appreciation in both securities held for investment and securities available for sale from year-end 1994 was primarily due to the levels of securities combined with the general level of interest rates during the first nine months of 1995.
     The estimated average maturity of the combined securities portfolio was 2.76 years on September 30, 1995, and 2.56 years on December 31, 1994, a reflection of the investment activity which occurred primarily in the first half of 1995.

Loans

     Loans and leases, net of unearned income, on September 30, 1995 and December 31, 1994, were $113.3 billion and $102.4 billion, respectively.
     Approximately $5.5 billion of the increase in loans and leases was in the residential mortgages category which increased to $22.8 billion on September 30, 1995. Increased originations through the Corporation's mortgage subsidiary coupled with retention of a substantial portion of these loans by the Corporation's bank subsidiaries were the primary factors leading to the increase in this category.
     Commercial loans increased approximately $2.3 billion from December
31, 1994 to $46.9 billion on September 30, 1995. Almost one half of this growth occurred in the General Bank. Real estate commercial and construction outstandings of $9.7 billion on September 30, 1995 reflected a net decline of $626 million from December 31, 1994 levels and comprised 8.6 percent of the total loans and leases portfolio on September 30, 1995 compared to 10.1 percent at the end of 1994.

     Other consumer loans increased approximately $2.5 billion from December 31, 1994 to $23.0 billion on September 30, 1995. The General Bank accounted for approximately two-thirds of the increase, while Financial Services accounted for the remaining one-third of the increase.

Nonperforming Assets

     On September 30, 1995, nonperforming assets, as presented in Table 11, were $1.04 billion, or .90 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $1.14 billion, or 1.10 percent, on December 31, 1994.
     Nonperforming loans totaled $848 million on September 30, 1995 compared to $801 million on December 31, 1994. The net increase in nonperforming loans from December 31, 1994 reflected $80 million of in-substance foreclosed loans previously reported as other real estate owned offset by decreases in certain nonperforming loan categories. After reflecting this change in the December 31, 1994 amounts, nonperforming loans decreased $33 million, primarily reflecting a decrease of $97 million in nonperforming real estate commercial and construction loans offset by increases of $22 million and $47 million in nonperforming commercial and total consumer loans, respectively.
     Other real estate owned, which represents real estate acquired through foreclosure, totaled $190 million on September 30, 1995, a net decline of $147 million, or 44 percent, from December 31, 1994.
     On January 1, 1995, the Corporation adopted Financial Accounting
Standards Board Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). See Tables 11 and 12 and the Allowance for Credit Losses section.

Allowance for Credit Losses

     On September 30, 1995 and December 31, 1994, the allowance for credit losses was $2.2 billion and represented 1.89 percent and 2.11 percent, respectively, of loans, leases and factored accounts receivable.
     The allowance for credit losses as a percentage of nonperforming loans was 256 percent on September 30, 1995 compared to 273 percent at year-end 1994.
     Table 12 provides an analysis of the changes in the allowance for credit losses for the three and nine months ended September 30, 1995 and 1994. The provision for credit losses for the third quarter of 1995 was $30 million higher than in the previous five quarters, reflecting loan growth principally in the consumer loan portfolios. Total net charge-offs for the third quarter of 1995 were $99 million, or .35 percent of average loans, leases and factored accounts receivable, versus $64 million, or .27 percent, in the comparable three-month period in 1994. Total net charge-offs for the first nine months of 1995 were $265 million, or .33 percent of average loans, leases and factored accounts receivable, compared to $218 million, or .31 percent, in the same period of 1994. Net charge-offs in the credit card and other consumer loan portfolios increased $36 million and $38 million, respectively, for the first nine months of 1995 relative to the comparable 1994 period. As a percentage of average credit card loans, net credit card charge-offs increased to 3.13 percent in the first nine months of 1995 compared to 2.66 percent for the same period of 1994. Other consumer loan net charge-offs as a percentage of other consumer average loans were .80 percent and .62 percent for the first nine months of 1995 and 1994, respectively. These increases resulted from strong loan growth that generally leads to higher charge-offs as the portfolios season. Future economic conditions may also impact credit quality.

     On September 30, 1995, the recorded investment in certain loans that are considered to be impaired under SFAS 114 was $634 million, all of which was classified as nonperforming. Provision expense associated with impaired loans approximated $22 million for the first nine months of 1995. The average recorded investment in certain impaired loans during the nine months ended September 30, 1995 was approximately $674 million. During the nine months ended September 30, 1995, interest income recognized on impaired loans totaled $21 million, all of which was recognized on a cash basis.

Capital

     Shareholders' equity totaled $11.9 billion on September 30, 1995 compared to $11.0 billion on December 31, 1994. Under common stock repurchase programs, the Corporation repurchased and retired 9.7 million common shares during the first nine months of 1995 at a cost of $522 million, including approximately 3.8 million shares to offset shares issued through dividend reinvestment and stock option and grant programs. The level of share repurchase activities may be impacted by pending acquisitions.
     The valuation reserve for securities held for sale and marketable equity securities increased shareholders' equity $104 million on September 30, 1995 compared to a reduction of $136 million on December 31, 1994.
     The Corporation's Tier 1 capital ratios were 7.16 percent and 7.43 percent on September 30, 1995 and December 31, 1994, respectively. The total risk-based capital ratios were 11.23 percent and 11.47 percent on September 30, 1995 and December 31, 1994, respectively. Both of these measures compare favorably with regulatory minimums. Decreases in these ratios resulted primarily from increases in the level of the Corporation's risk weighted assets, primarily loans and loan commitments. The Corporation's leverage ratios were 5.96 percent and 6.18 percent on September 30, 1995 and December 31, 1994, respectively. The decrease in the leverage ratio was primarily a result of an increase in average assets, mainly loans and trading-related assets.
     On October 25, 1995, the Board of Directors authorized a 16-percent increase in the quarterly dividend paid on common shares outstanding from $.50 to $.58 per share as of the next dividend declaration date.

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

     Counterparties are subject to the credit approval and credit monitoring policies and procedures of the Corporation. Certain instruments require the Corporation or the counterparty to maintain collateral for all or part of the exposure. Generally, such collateral is in the form of cash or other highly liquid instruments. Limits for exposure to any particular counterparty are established and monitored. In certain jurisdictions, counterparty risk is also reduced through the use of legally enforceable master netting agreements, which allow the Corporation to settle positions with the same counterparty on a net basis. The contract or notional amounts associated with the Corporation's derivative-dealer positions are reflected in Table 13. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The Corporation's exposure to credit risk from derivative financial instruments is represented by the fair value of the instruments. Credit risk represents the replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value to the Corporation. Such aggregate amounts measured by the Corporation as the positive replacement cost on September 30, 1995 and December 31, 1994, were $3.7 billion and $1.8 billion, respectively. Of these credit risk amounts, $494 million and $354 million relates to exchange-traded instruments for 1995 and 1994, respectively. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk to the Corporation is minimal. The $1.9-billion increase in the credit risk amount from December 31, 1994 is related to expanded derivatives trading activities coupled with the effects of underlying market movements.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)
                                                                          Three Months            Nine Months
                                                                       Ended September 30      Ended September 30
                                                                      --------------------------------------------
                                                                         1995       1994       1995       1994
                                                                      --------------------------------------------
Income from earning assets.........................................   $   3,398  $   2,701  $   9,859  $   7,611
Interest expense...................................................       2,007      1,395      5,825      3,700
Net interest income (taxable-equivalent)...........................       1,420      1,330      4,122      3,979
Net interest income................................................       1,391      1,306      4,034      3,911
Provision for credit losses........................................         100         70        240        240
Gains (losses) on sales of securities..............................           3         (4)         8         15
Noninterest income.................................................         776        649      2,232      1,958
Other real estate owned expense (income)...........................           7         (6)        10         (4)
Noninterest expense................................................       1,245      1,234      3,821      3,681
Income before income taxes.........................................         818        653      2,203      1,967
Income tax expense.................................................         288        222        763        682
Net income.........................................................         530        431      1,440      1,285
Earnings per common share..........................................        1.95       1.55       5.26       4.66

Yield on average earning assets....................................        8.08 %     7.24 %     8.00 %     7.02 %
Rate on average interest-bearing liabilities.......................        5.38       4.22       5.31       3.87
Net interest spread................................................        2.70       3.02       2.69       3.15
Net interest yield.................................................        3.35       3.54       3.31       3.64

Return on average common shareholders' equity (1)..................       18.29      16.00      17.02      16.61

Market price per share of common stock
  High for the period..............................................   $  68 7/8  $  56      $  68 7/8  $  57 3/8
  Low for the period...............................................      53 3/4     47 1/8     44 5/8     44 3/8
  Closing price....................................................      67 1/4     49         67 1/4     49

Risk-based capital ratios
  Tier 1...........................................................        7.16 %     7.48 %
  Total............................................................       11.23      11.57

(1)Average common shareholders' equity does not include the effect of fair value adjustments to securities available for sale and marketable equity securities.

Table 2
Business Unit Summary
For the Nine Months Ended September 30
(Dollars in Millions)

                                  General Bank       Global Finance      Financial Services
                               -------------------------------------------------------------
                                 1995      1994      1995       1994       1995      1994
                               -------------------------------------------------------------
Net interest income
 (taxable-equivalent)......... $ 2,822   $ 2,767   $   901    $   887    $   382   $   301
Noninterest income............   1,496     1,286       690        630         46        42
                               -------------------------------------------------------------
Total revenue.................   4,318     4,053     1,591      1,517        428       343
Provision for credit losses...     154       216         -        (36)        86        60
Other real estate owned
 expense (income).............       5         8        (5)       (17)        10         5
Noninterest expense...........   2,790     2,713       848        812        183       156
                               -------------------------------------------------------------
Income before income taxes....   1,369     1,116       748        758        149       122
Income tax expense............     506       407       276        280         60        49
                               -------------------------------------------------------------
Net income (1)................ $   863   $   709   $   472    $   478    $    89   $    73
                               =============================================================

Net interest yield............    4.54 %    4.76 %   2.83 %(2)  2.71 %(2)   7.25 %    7.50 %

Return on equity..............   19    %   19    %   16   %     17   %     13    %   13    %
Efficiency ratio..............   64.63     66.92     53.32      53.49      42.80     45.83

Average (3)
 Total loans and leases,
  net of unearned income...... $67,175   $57,499   $34,042    $30,769    $ 7,043   $ 5,364
 Total deposits...............  77,314    77,090    15,224     10,414          -         -
 Total assets.................  88,743    82,755    81,326     67,366      7,532     5,904

Period end (3)
 Total loans and leases,
  net of unearned income......  72,069    60,510    34,641     31,756      7,473     5,825
 Total deposits...............  76,866    78,964    14,681     12,672          -         -

(1) Business Unit results are presented on a fully allocated basis but do not include $16 million and $25 million of net income for 1995 and 1994, respectively, which represents earnings associated with unassigned capital, gains on sales of securities and other corporate activities.

(2) Global Finance's net interest yield excludes the impact of trading-related activities.
    Including trading-related activities, the net interest yield was 1.70 percent in 1995 and 1.97 percent in 1994.

(3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Units.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                                  Third Quarter 1995            Second Quarter 1995
                                                            -------------------------------------------------------------
                                                              Average                        Average
                                                              Balance    Income              Balance    Income
                                                               Sheet       or     Yields/     Sheet       or     Yields/
                                                              Amounts    Expense   Rates     Amounts    Expense   Rates
                                                            -------------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2).......................................   $  46,574  $     953    8.12 % $  46,525  $     954    8.22 %
    Real estate commercial...............................       7,116        168    9.38       7,395        171    9.29
    Real estate construction.............................       3,091         75    9.63       3,216         78    9.76
                                                            ---------- ----------          ---------- ----------
      Total commercial...................................      56,781      1,196    8.36      57,136      1,203    8.45
                                                            ---------- ----------          ---------- ----------
    Residential mortgage.................................      21,581        420    7.78      19,242        378    7.84
    Credit card..........................................       5,014        164   12.94       4,775        156   13.13
    Other consumer.......................................      22,638        583   10.19      21,609        544   10.11
                                                            ---------- ----------          ---------- ----------
      Total consumer.....................................      49,233      1,167    9.41      45,626      1,078    9.47
                                                            ---------- ----------          ---------- ----------
    Foreign..............................................       2,034         40    7.73       2,048         41    7.96
    Lease financing......................................       3,407         65    7.65       3,114         58    7.43
                                                            ---------- ----------          ---------- ----------
      Total loans and leases, net........................     111,455      2,468    8.79     107,924      2,380    8.84
                                                            ---------- ----------          ---------- ----------
  Securities
    Held for investment..................................      14,101        205    5.77      17,457        235    5.40
    Available for sale (3)...............................      11,891        188    6.28      10,730        170    6.33
                                                            ---------- ----------          ---------- ----------
      Total securities...................................      25,992        393    6.01      28,187        405    5.76
                                                            ---------- ----------          ---------- ----------
  Loans held for sale....................................         424          8    7.36         153          3    8.06
  Federal funds sold and securities purchased
    under agreements to resell...........................      15,487        251    6.43      17,534        285    6.51
  Time deposits placed and other short-term investments..       2,031         32    6.32       2,310         42    7.29
  Trading account securities (4).........................      13,063        275    8.37      15,834        307    7.77
                                                            ---------- ----------          ---------- ----------
      Total earning assets (5)...........................     168,452      3,427    8.08     171,942      3,422    7.98
Cash and cash equivalents................................       7,449                          8,024
Factored accounts receivable.............................       1,201                          1,181
Other assets, less allowance for credit losses...........      13,399                         13,155
                                                            ----------                     ----------
      Total assets.......................................   $ 190,501                      $ 194,302
                                                            ==========                     ==========

Interest-bearing liabilities
  Savings................................................   $   8,455         51    2.37   $   8,656         51    2.40
  NOW and money market deposit accounts..................      27,160        183    2.67      27,608        185    2.68
  Consumer CDs and IRAs..................................      24,786        335    5.36      25,075        325    5.20
  Negotiated CDs, public funds and other time deposits...       2,830         41    5.72       3,046         42    5.51
  Foreign time deposits..................................      13,921        220    6.27      15,107        239    6.36
  Borrowed funds and trading account liabilities (4)(6)..      56,815        931    6.50      63,111      1,028    6.53
  Long-term debt.........................................      14,127        246    6.98      10,209        185    7.22
                                                            ---------- ----------          ---------- ----------
      Total interest-bearing liabilities.................     148,094      2,007    5.38     152,812      2,055    5.39
Noninterest-bearing sources
  Noninterest-bearing deposits...........................      21,519                         21,077
  Other liabilities......................................       9,401                          9,200
  Shareholders' equity...................................      11,487                         11,213
                                                            ----------                     ----------
      Total liabilities and shareholders' equity.........   $ 190,501                      $ 194,302
                                                            ==========                     ==========
Net interest spread......................................                           2.70                           2.59
Impact of noninterest-bearing sources....................                            .65                            .60
                                                                       ----------                     ----------
Net interest income/yield on earning assets..............              $   1,420    3.35 %            $   1,367    3.19 %
                                                                       ==========                     ==========
(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) Commercial loan interest income includes the impact of interest rate swaps converting variable-rate commercial loans to fixed rate. Interest rate swaps decreased interest income $49, $65 and $61 in the third, second and first quarters of 1995, respectively, and $32 and $0 in the fourth and third quarters of 1994, respectively.
(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4) Unrealized gains and losses on off-balance sheet trading positions are reported in other assets and liabilities, respectively.
(5) Interest income includes taxable-equivalent adjustments of $29, $31 and $28 in the third, second and first quarters of 1995, respectively, and $26 and $24 in the fourth and third quarters of 1994, respectively.
(6) Borrowed funds and trading account liabilities interest expense includes net interest rate swap expense related to swaps fixing the cost of certain variable-rate liabilities, primarily market-based funds. Such increases (decreases)
    in interest expense were $4, $(2) and $12 in the third, second and first quarters of 1995, respectively, and $20 and
    $9 in the fourth and third quarters of 1994, respectively.

Table 3 (Continued)
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                                  First Quarter 1995            Fourth Quarter 1994
                                                            -------------------------------------------------------------
                                                              Average                        Average
                                                              Balance    Income              Balance    Income
                                                               Sheet       or     Yields/     Sheet       or     Yields/
                                                              Amounts    Expense   Rates     Amounts    Expense   Rates
                                                            -------------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2).......................................   $  45,238  $     919    8.24 % $  43,587  $     855    7.78 %
    Real estate commercial...............................       7,630        173    9.16       7,289        162    8.86
    Real estate construction.............................       3,100         77   10.07       3,038         72    9.33
                                                            ---------- ----------          ---------- ----------
      Total commercial...................................      55,968      1,169    8.47      53,914      1,089    8.01
                                                            ---------- ----------          ---------- ----------
    Residential mortgage.................................      17,780        343    7.76      16,680        321    7.68
    Credit card..........................................       4,543        139   12.36       4,357        141   12.80
    Other consumer.......................................      20,624        501    9.85      20,294        486    9.50
                                                            ---------- ----------          ---------- ----------
      Total consumer.....................................      42,947        983    9.25      41,331        948    9.11
                                                            ---------- ----------          ---------- ----------
    Foreign..............................................       1,961         36    7.50       1,764         30    6.79
    Lease financing......................................       2,951         58    7.86       2,755         53    7.71
                                                            ---------- ----------          ---------- ----------
      Total loans and leases, net........................     103,827      2,246    8.76      99,764      2,120    8.44
                                                            ---------- ----------          ---------- ----------
  Securities
    Held for investment..................................      17,648        238    5.45      17,966        245    5.40
    Available for sale (3)...............................       7,728        110    5.80       8,560        117    5.44
                                                            ---------- ----------          ---------- ----------
      Total securities...................................      25,376        348    5.56      26,526        362    5.42
                                                            ---------- ----------          ---------- ----------
  Loans held for sale....................................          61          1    9.10         109          3    7.65
  Federal funds sold and securities purchased
    under agreements to resell...........................      15,014        230    6.22      16,159        203    5.00
  Time deposits placed and other short-term investments..       2,297         40    7.01       2,231         32    5.75
  Trading account securities (4).........................      11,574        233    8.16      10,318        224    8.64
                                                            ---------- ----------          ---------- ----------
      Total earning assets (5)...........................     158,149      3,098    7.93     155,107      2,944    7.54
Cash and cash equivalents................................       8,321                          8,674
Factored accounts receivable.............................       1,048                          1,235
Other assets, less allowance for credit losses...........       9,997                          9,538
                                                            ----------                     ----------
      Total assets.......................................   $ 177,515                      $ 174,554
                                                            ==========                     ==========

Interest-bearing liabilities
  Savings................................................   $   8,911         53    2.39   $   9,143         54    2.37
  NOW and money market deposit accounts..................      28,577        187    2.66      29,442        190    2.53
  Consumer CDs and IRAs..................................      24,818        291    4.76      25,136        277    4.40
  Negotiated CDs, public funds and other time deposits...       3,151         41    5.30       2,825         35    4.80
  Foreign time deposits..................................      13,844        211    6.18      11,576        162    5.57
  Borrowed funds and trading account liabilities (4)(6)..      50,993        820    6.52      50,110        756    5.99
  Long-term debt.........................................       8,888        160    7.22       8,147        144    7.08
                                                            ---------- ----------          ---------- ----------
      Total interest-bearing liabilities.................     139,182      1,763    5.13     136,379      1,618    4.71
Noninterest-bearing sources
  Noninterest-bearing deposits...........................      19,984                         20,452
  Other liabilities......................................       7,157                          6,817
  Shareholders' equity...................................      11,192                         10,906
                                                            ----------                     ----------
      Total liabilities and shareholders' equity.........   $ 177,515                      $ 174,554
                                                            ==========                     ==========
Net interest spread......................................                           2.80                           2.83
Impact of noninterest-bearing sources....................                            .61                            .57
                                                                       ----------                     ----------
Net interest income/yield on earning assets..............              $   1,335    3.41 %            $   1,326    3.40 %
                                                                       ==========                     ==========

Table 3 (Continued)
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
                                                                  Third Quarter 1994
                                                            ------------------------------
                                                              Average
                                                              Balance    Income
                                                               Sheet       or     Yields/
                                                              Amounts    Expense   Rates
                                                            ------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
    Commercial (2).......................................   $  42,037  $     805    7.60 %
    Real estate commercial...............................       7,473        159    8.43
    Real estate construction.............................       3,106         66    8.50
                                                            ---------- ----------
      Total commercial...................................      52,616      1,030    7.77
                                                            ---------- ----------
    Residential mortgage.................................      15,528        296    7.60
    Credit card..........................................       4,003        131   12.96
    Other consumer.......................................      19,873        467    9.33
                                                            ---------- ----------
      Total consumer.....................................      39,404        894    9.02
                                                            ---------- ----------
    Foreign..............................................       1,453         23    6.34
    Lease financing......................................       2,474         49    7.90
                                                            ---------- ----------
      Total loans and leases, net........................      95,947      1,996    8.26
                                                            ---------- ----------
  Securities
    Held for investment..................................      15,443        197    5.08
    Available for sale (3)...............................      11,683        152    5.17
                                                            ---------- ----------
      Total securities...................................      27,126        349    5.12
                                                            ---------- ----------
  Loans held for sale....................................         183          3    6.69
  Federal funds sold and securities purchased
    under agreements to resell...........................      13,495        149    4.38
  Time deposits placed and other short-term investments..       2,216         29    5.16
  Trading account securities (4).........................      10,488        199    7.52
                                                            ---------- ----------
      Total earning assets (5)...........................     149,455      2,725    7.24
Cash and cash equivalents................................       8,372
Factored accounts receivable.............................       1,156
Other assets, less allowance for credit losses...........       8,300
                                                            ----------
      Total assets.......................................   $ 167,283
                                                            ==========

Interest-bearing liabilities
  Savings................................................   $   9,255         54    2.31
  NOW and money market deposit accounts..................      29,507        179    2.41
  Consumer CDs and IRAs..................................      24,439        257    4.17
  Negotiated CDs, public funds and other time deposits...       3,223         34    4.23
  Foreign time deposits..................................       8,436        108    5.06
  Borrowed funds and trading account liabilities (4)(6)..      48,688        629    5.13
  Long-term debt.........................................       7,731        134    6.95
                                                            ---------- ----------
      Total interest-bearing liabilities.................     131,279      1,395    4.22
Noninterest-bearing sources
  Noninterest-bearing deposits...........................      19,796
  Other liabilities......................................       5,543
  Shareholders' equity...................................      10,665
                                                            ----------
      Total liabilities and shareholders' equity.........   $ 167,283
                                                            ==========
Net interest spread......................................                           3.02
Impact of noninterest-bearing sources....................                            .52
                                                                       ----------
Net interest income/yield on earning assets..............              $   1,330    3.54 %
                                                                       ==========

Table 4
Nine Month Taxable-Equivalent Data
(Dollars in Millions)
                                                                             Nine Months Ended September 30
                                                             -------------------------------------------------------------
                                                                           1995                           1994
                                                             -------------------------------------------------------------
                                                               Average                        Average
                                                               Balance    Income              Balance    Income
                                                                Sheet       or     Yields/     Sheet       or     Yields/
                                                               Amounts    Expense   Rates     Amounts    Expense   Rates
                                                             -------------------------------------------------------------
Earning assets
  Loans and leases, net of unearned income (1)
     Commercial (2).......................................   $  46,116  $   2,826    8.19 % $  40,938  $   2,292    7.49 %
     Real estate commercial...............................       7,379        512    9.27       7,945        474    7.97
     Real estate construction.............................       3,136        230    9.82       3,194        196    8.21
                                                             ---------- ----------          ---------- ----------
       Total commercial...................................      56,631      3,568    8.42      52,077      2,962    7.61
                                                             ---------- ----------          ---------- ----------
     Residential mortgage.................................      19,548      1,141    7.79      14,407        820    7.59
     Credit card..........................................       4,779        459   12.82       3,821        367   12.85
     Other consumer.......................................      21,631      1,628   10.06      19,591      1,345    9.18
                                                             ---------- ----------          ---------- ----------
       Total consumer.....................................      45,958      3,228    9.38      37,819      2,532    8.94
                                                             ---------- ----------          ---------- ----------
     Foreign..............................................       2,014        117    7.74       1,300         56    5.79
     Lease financing......................................       3,160        181    7.64       2,206        123    7.43
                                                             ---------- ----------          ---------- ----------
       Total loans and leases, net........................     107,763      7,094    8.80      93,402      5,673    8.12
  Securities                                                 ---------- ----------          ---------- ----------
     Held for investment..................................      16,389        678    5.53      14,065        516    4.90
     Available for sale (3)...............................      10,132        468    6.18      13,675        527    5.15
                                                             ---------- ----------          ---------- ----------
       Total securities...................................      26,521      1,146    5.78      27,740      1,043    5.02
                                                             ---------- ----------          ---------- ----------
  Loans held for sale.....................................         214         12    7.64         417         20    6.53
  Federal funds sold and securities purchased
     under agreements to resell...........................      16,014        766    6.40      12,454        344    3.70
  Time deposits placed and other short-term investments...       2,212        114    6.89       1,604         58    4.82
  Trading account securities (4)..........................      13,495        815    8.07      10,497        541    6.88
                                                             ---------- ----------          ---------- ----------
       Total earning assets (5)...........................     166,219      9,947    8.00     146,114      7,679    7.02
Cash and cash equivalents.................................       7,928                          8,134
Factored accounts receivable..............................       1,144                          1,257
Other assets, less allowance for credit losses............      12,196                          8,039
                                                             ----------                     ----------
       Total assets.......................................   $ 187,487                      $ 163,544
                                                             ==========                     ==========
Interest-bearing liabilities
  Savings.................................................   $   8,673        155    2.39   $   9,106        158    2.31
  NOW and money market deposit accounts...................      27,777        555    2.67      29,819        506    2.27
  Consumer CDs and IRAs...................................      24,892        951    5.11      23,534        722    4.09
  Negotiated CDs, public funds and other time deposits....       3,008        124    5.50       3,485         98    3.81
  Foreign time deposits...................................      14,291        670    6.27       6,185        213    4.60
  Borrowed funds and trading account liabilities (4)(6)...      56,993      2,779    6.52      47,721      1,597    4.48
  Long-term debt..........................................      11,094        591    7.10       7,995        406    6.77
                                                             ---------- ----------          ---------- ----------
       Total interest-bearing liabilities.................     146,728      5,825    5.31     127,845      3,700    3.87
Noninterest-bearing sources
  Noninterest-bearing deposits............................      20,866                         19,978
  Other liabilities.......................................       8,594                          5,380
  Shareholders' equity....................................      11,299                         10,341
                                                             ----------                     ----------
       Total liabilities and shareholders' equity.........   $ 187,487                      $ 163,544
                                                             ==========                     ==========
Net interest spread.......................................                           2.69                           3.15
Impact of noninterest-bearing sources.....................                            .62                            .49
                                                                        ----------                     ----------
Net interest income/yield on earning assets...............              $   4,122    3.31 %            $   3,979    3.64 %
                                                                        ==========                     ==========

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) Commercial loan interest income includes the impact of interest rate swaps converting variable-rate commercial loans to fixed rate. Interest rate swaps increased (decreased) interest income ($175) and $94 in 1995 and 1994, respectively.
(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4) Unrealized gains and losses on off-balance sheet trading positions are reported in other assets and liabilities, respectively.
(5) Interest income includes taxable-equivalent adjustments of $88 and $68 in 1995 and 1994, respectively.
(6) Borrowed funds and trading account liabilities interest expense includes net interest rate swap expense related to swaps fixing the cost of certain variable-rate liabilities, primarily market-based funds. Such increases in interest expense were $14 and $11 in 1995 and 1994, respectively.

Table 5
Asset and Liability Management Interest Rate Swaps
Notional Contracts
(Dollars in Millions)
                                                       Index
                                        Generic      Amortizing        CMO               Total
                                 -------------------------------------------------------------------
                                  Receive     Pay     Receive   Receive    Pay     Receive     Pay
                                   Fixed     Fixed     Fixed     Fixed    Fixed     Fixed     Fixed   Basis      Total
                                 ---------------------------------------------------------------------------------------
Balance on December 31, 1994.... $  6,528  $  8,446  $  8,450  $  2,504  $    97  $ 17,482  $  8,543 $    -  $   26,025
  Additions.....................    1,758     1,561         -         -        -     1,758     1,561    471       3,790
  Maturities....................   (2,664)      (96)   (1,750)     (362)     (15)   (4,776)     (111)     -      (4,887)
                                 ---------------------------------------------------------------------------------------
Balance on September 30, 1995... $  5,622  $  9,911  $  6,700  $  2,142  $    82  $ 14,464  $  9,993 $   471 $   24,928
                                 =======================================================================================

Table 6
Asset and Liability Management Interest Rate Swaps
September 30, 1995
(Dollars in Millions, Average Maturity in Years)

                                                                         Maturities
                                           ------------------------------------------------------------------
                                     Market                                                          After    Average
                                     Value   Total     1995     1996      1997      1998     1999     1999    Maturity
                                    ----------------------------------------------------------------------------------
Asset Conversion Swaps
Receive fixed generic.............. $ (27)                                                                       .55
 Notional value....................        $ 3,725   $  450   $ 2,700   $   575        -        -        -
 Weighted average receive rate.....           4.60 %   4.62 %    4.62 %    4.45 %      -        -        -
 Weighted average pay rate.........           6.04 %

Receive fixed amortizing...........  (107)                                                                      1.19
 Notional value....................        $ 6,700   $  758   $ 2,831   $ 2,399   $  712        -        -
 Weighted average receive rate.....           4.88 %   4.85 %    4.87 %    4.85 %   5.05 %      -        -
 Weighted average pay rate.........           5.89 %

Receive fixed CMO..................   (33)                                                                      1.79
                                    ------
 Notional value....................        $ 2,142   $  212   $   642   $   411   $  464   $  413        -
 Weighted average receive rate.....           5.12 %   5.09 %    5.10 %    5.11 %   5.08 %   5.21 %      -
 Weighted average pay rate.........           5.87 %

Total asset conversion swaps....... $(167)
                                    ======
 Notional value....................        $12,567   $1,420   $ 6,173   $ 3,385   $1,176   $  413        -

Liability Conversion Swaps
Receive fixed generic.............. $  24                                                                       4.48
 Notional value....................        $ 1,897   $   24   $   354         -   $    3        -   $1,516
 Weighted average receive rate.....           6.64 %   8.94 %    6.18 %       -     6.58 %      -     6.71 %
 Weighted average pay rate.........           5.93 %

Pay fixed generic..................   (55)                                                                       .99
 Notional value....................        $ 9,911        -   $ 8,800   $   925   $  100        -   $   86
 Weighted average pay rate.........           6.58 %      -      6.53 %    7.34 %   5.02 %      -     5.82 %
 Weighted average receive rate.....           5.93 %

Pay fixed CMO......................     2                                                                       1.68
                                    ------
 Notional value....................        $    82   $    7   $    22   $    15   $   38        -        -
 Weighted average pay rate.........           4.44 %   4.44 %    4.44 %    4.44 %   4.44 %      -        -
 Weighted average receive rate.....           5.94 %

Total liability conversion swaps... $ (29)
                                    ======
 Notional value....................        $11,890   $   31   $ 9,176   $   940   $  141        -   $1,602

Basis Swaps........................ $   -                                                                       1.73
 Notional value....................        $   471        -   $   100   $   371        -        -        -
 Weighted average receive rate.....           5.98 %
 Weighted average pay rate.........           5.86 %

Total Swaps........................ $(196)
                                    ======
 Notional value....................        $24,928   $1,451   $15,449   $ 4,696   $1,317   $  413   $1,602

--------------------------------------------------------------------------------------------------------------------

Total Receive Fixed Rate Swaps..... $(143)                                                                      1.55
                                    ======
 Notional value....................        $14,464   $1,444   $ 6,527   $ 3,385   $1,179   $  413   $1,516
 Weighted average receive rate.....           5.07 %   4.88 %    4.86 %    4.82 %   5.07 %   5.21 %   6.71 %
 Weighted average pay rate.........           5.93 %

Total Pay Fixed Rate Swaps......... $ (53)                                                                       .99
                                    ======
 Notional value....................        $ 9,993   $    7   $ 8,822   $   940   $  138        -   $   86
 Weighted average pay rate.........           6.56 %   4.44 %    6.52 %    7.29 %   4.86 %      -     5.82 %
 Weighted average receive rate.....           5.93 %

--------------------------------------------------------------------------------------------------------------------

Floating rates represent the last repricing and will change in the future based primarily on movements in one, three and six month LIBOR.

Maturities for CMO and amortizing swaps are based on interest rates implied by the forward curve on September 30, 1995, and may differ from actual maturities, depending on future interest rate movements and resultant prepayment patterns.

On September 30, 1995, in addition to the above interest rate swaps, the Corporation had approximately $1.2 billion notional of receive fixed generic interest rate swaps associated primarily with a credit card securitization.
On September 30, 1995, these positions had an unrealized market value of negative $26 million, a weighted average receive rate of 5.19 percent, a pay rate of 6.00 percent and an average maturity of 4.01 years.
Additionally, the Corporation had $80 million notional of asset and liability management interest rate caps and floors with an insignificant market value.

Table 7
Interest Rate Gap Analysis
September 30, 1995
(Dollars in Millions)


                                                                                                       Over 12
                                                                   Interest-Sensitive                 Months and
                                            -------------------------------------------------------  Noninterest-
                                              30-Day     3-Month    6-Month   12-Month     Total      Sensitive    Total
                                            ------------------------------------------------------------------------------
Earning assets
  Loans and leases, net of
    unearned income........................ $  47,413  $  11,125  $   4,104  $   7,824  $   70,466  $   42,877   $ 113,343
  Securities held for investment...........       102        710      2,395      1,210       4,417       9,257      13,674
  Securities available for sale............        21        339         39        265         664       9,118       9,782
  Loans held for sale......................       454          -          -          -         454           -         454
  Time deposits placed and other
    short-term investments.................       964        603        214        184       1,965           -       1,965
  Trading account securities...............    14,383          -          -          -      14,383           -      14,383
  Other earning assets.....................     6,820          -          -          -       6,820           -       6,820
                                            ------------------------------------------------------------------------------
    Total..................................    70,157     12,777      6,752      9,483      99,169      61,252   $ 160,421
                                            ------------------------------------------------------------------------------

Interest-bearing liabilities
  Savings..................................     8,327          -          -          -       8,327           -   $   8,327
  NOW and money market deposit
    accounts...............................    26,035          -          -          -      26,035         790      26,825
  Consumer CDs and IRAs....................     2,641      3,222      4,480      6,257      16,600       8,035      24,635
  Negotiated CDs, public funds and
    other time deposits....................       858        616        608        232       2,314         524       2,838
  Foreign time deposits....................     5,909      3,375      4,006        481      13,771           2      13,773
  Borrowed funds...........................    31,205      2,802      2,473        898      37,378           -      37,378
  Short sales..............................    10,127          -          -          -      10,127           -      10,127
  Long-term debt...........................     2,439      4,891         96        608       8,034       7,707      15,741
                                            ------------------------------------------------------------------------------
    Total..................................    87,541     14,906     11,663      8,476     122,586      17,058     139,644
Noninterest-bearing, net...................         -          -          -          -           -      20,777      20,777
                                            ------------------------------------------------------------------------------
    Total..................................    87,541     14,906     11,663      8,476     122,586      37,835   $ 160,421
                                            ------------------------------------------------------------------------------
Interest rate gap..........................   (17,384)    (2,129)    (4,911)     1,007     (23,417)     23,417
Effect of asset and liability management
  interest rate swaps, futures and
  other off-balance sheet items............    (5,998)    (5,224)     9,669     (5,543)     (7,096)      7,096
                                            ------------------------------------------------------------------
Adjusted interest rate gap................. $ (23,382) $  (7,353) $   4,758  $  (4,536) $  (30,513)  $  30,513
                                            ==================================================================
Cumulative adjusted interest rate gap...... $ (23,382) $ (30,735) $ (25,977) $ (30,513)
                                            ===========================================

Table 8
Noninterest Income
(Dollars in Millions)

                                               Three Months                                 Nine Months
                                             Ended September 30        Change            Ended September 30         Change
                                         -----------------------------------------------------------------------------------------
                                             1995        1994      Amount   Percent       1995        1994      Amount   Percent
                                         -----------------------------------------------------------------------------------------
Service charges on deposit accounts..... $      230  $      202  $      28     13.9 % $      649  $      596  $      53      8.9 %
                                         ----------------------------------------------------------------------------------------
Nondeposit-related service fees
  Safe deposit rent.....................          6           6          -        -           21          21          -        -
  Mortgage servicing
    and related fees....................         37          21         16     76.2           92          58         34     58.6
  Fees on factored accounts
    receivable..........................         19          20         (1)    (5.0)          52          56         (4)    (7.1)
  Investment banking income.............         50          26         24     92.3          144          80         64     80.0
  Other service fees....................         33          25          8     32.0           91          78         13     16.7
                                         ----------------------------------------------------------------------------------------
    Total nondeposit-related
      service fees......................        145          98         47     48.0          400         293        107     36.5
                                         ----------------------------------------------------------------------------------------
Trust fees..............................        108         108          -        -          336         333          3       .9
                                         ----------------------------------------------------------------------------------------
Credit card income
  Merchant discount fees................          -           7         (7)  (100.0)           7          20        (13)   (65.0)
  Annual credit card fees...............          6           6          -        -           18          17          1      5.9
  Other credit card fees................         62          59          3      5.1          171         169          2      1.2
                                         ----------------------------------------------------------------------------------------
    Total credit card income............         68          72         (4)    (5.6)         196         206        (10)    (4.9)
                                         ----------------------------------------------------------------------------------------
Other income
  Brokerage income......................         28          11         17    154.5           77          34         43    126.5
  Trading account profits
    and fees............................         98          72         26     36.1          243         229         14      6.1
  Bankers' acceptances
    and letters of credit...............         18          16          2     12.5           54          48          6     12.5
  Insurance commissions
    and earnings........................         17          11          6     54.5           47          35         12     34.3
  Miscellaneous.........................         64          59          5      8.5          230         184         46     25.0
                                         ----------------------------------------------------------------------------------------
    Total other income..................        225         169         56     33.1          651         530        121     22.8
                                         ----------------------------------------------------------------------------------------
                                         $      776  $      649  $     127     19.6   $    2,232  $    1,958  $     274     14.0
                                         ========================================================================================

Table 9
Noninterest Expense
(Dollars in Millions)

                                         Three Months                                 Nine Months
                                      Ended September 30          Change          Ended September 30         Change
                                    ---------------------------------------------------------------------------------------
                                       1995       1994      Amount    Percent      1995       1994      Amount    Percent
                                    ---------------------------------------------------------------------------------------
Personnel.......................... $     625  $     584  $      41       7.0 % $   1,875  $   1,711  $     164       9.6 %
Occupancy, net.....................       122        123         (1)      (.8)        366        363          3        .8
Equipment..........................       101         95          6       6.3         292        269         23       8.6
Marketing..........................        49         38         11      28.9         158        119         39      32.8
Professional fees..................        42         34          8      23.5         122        126         (4)     (3.2)
Amortization of
   intangibles.....................        29         35         (6)    (17.1)         90        103        (13)    (12.6)
Credit card........................        14         18         (4)    (22.2)         40         53        (13)    (24.5)
FDIC insurance.....................         1         52        (51)    (98.1)        103        157        (54)    (34.4)
Processing.........................        51         57         (6)    (10.5)        174        173          1        .6
Telecommunications.................        37         35          2       5.7         110        101          9       8.9
Postage and courier................        34         31          3       9.7         101         95          6       6.3
Other general operating............        97         97          -         -         270        304        (34)    (11.2)
General administrative
   and miscellaneous...............        43         35          8      22.9         120        107         13      12.1
                                    --------------------------------------------------------------------------------------
                                    $   1,245  $   1,234  $      11        .9   $   3,821  $   3,681  $     140       3.8
                                    ======================================================================================

Table 10
Sources and Uses of Funds
(Average Dollars in Millions)
                                                                         Nine Months Ended September 30
                                                                   -------------------------------------------
                                                                           1995                  1994
                                                                   -------------------------------------------
                                                                     Amount    Percent     Amount    Percent
                                                                   -------------------------------------------
Composition of sources
  Savings, NOW, money market deposit accounts
      and consumer CDs and IRAs.................................   $  61,342      32.8 % $  62,459      38.2 %
  Noninterest-bearing funds.....................................      20,866      11.1      19,978      12.2
  Customer-based portion of negotiated CDs......................       1,513        .8       1,337        .8
                                                                   ------------------------------------------
      Customer-based funds......................................      83,721      44.7      83,774      51.2
  Market-based funds............................................      72,779      38.8      56,054      34.3
  Long-term debt................................................      11,094       5.9       7,995       4.9
  Other liabilities.............................................       8,594       4.6       5,380       3.3
  Shareholders' equity..........................................      11,299       6.0      10,341       6.3
                                                                   ------------------------------------------
      Total sources.............................................   $ 187,487     100.0 % $ 163,544     100.0 %
                                                                   ==========================================

Composition of uses
  Loans and leases, net of unearned income......................   $ 107,763      57.6 % $  93,402      57.1 %
  Securities held for investment................................      16,389       8.7      14,065       8.6
  Securities available for sale.................................      10,132       5.4      13,675       8.4
  Federal funds sold and securities purchased
      under agreements to resell................................      16,014       8.5      12,454       7.6
  Trading account securities....................................      13,495       7.2      10,497       6.4
  Other.........................................................       2,426       1.3       2,021       1.2
                                                                   ------------------------------------------
      Total earning assets......................................     166,219      88.7     146,114      89.3
  Factored accounts receivable..................................       1,144        .6       1,257        .8
  Other assets..................................................      20,124      10.7      16,173       9.9
                                                                   ------------------------------------------
      Total uses................................................   $ 187,487     100.0 % $ 163,544     100.0 %
                                                                   ==========================================

Table 11
Nonperforming Assets
(Dollars in Millions)
                                           September 30    June 30      March 31    December 31    September 30
                                               1995         1995          1995         1994            1994
                                           ---------------------------------------------------------------------
Nonperforming loans
  Commercial.............................. $     412  $       463   $       406   $        362   $         411
  Real estate commercial..................       176          184           209            201             198
  Real estate construction................        46           65            71             66              82
                                           ---------------------------------------------------------------------
    Total commercial......................       634          712           686            629             691
                                           ---------------------------------------------------------------------
  Residential mortgage....................        81           76            66             66              71
  Other consumer..........................       126          111            88             94              90
                                           ---------------------------------------------------------------------
    Total consumer........................       207          187           154            160             161
                                           ---------------------------------------------------------------------
  Foreign.................................         -            3             6              3               4
  Lease financing.........................         7            3             8              9               6
                                           ---------------------------------------------------------------------
    Total nonperforming loans.............       848          905           854            801             862

Other real estate owned...................       190          194           221            337             414
                                           ---------------------------------------------------------------------
    Total nonperforming assets............ $   1,038  $     1,099   $     1,075   $      1,138   $       1,276
                                           =====================================================================
Nonperforming assets as a percentage of
  Total assets............................       .57 %        .60 %         .58 %          .67 %           .75 %
  Loans, leases and factored accounts
    receivable, net of unearned income,
    and other real estate owned...........       .90          .99          1.00           1.10            1.29
Loans past due 90 days or more and not
    classified as nonperforming........... $     137  $       143   $       129   $        146   $         124

On January 1, 1995, the date of adoption of SFAS 114, the recorded investments in certain loans that are considered impaired totaled $712 million (including $80 million of in-substance foreclosed loans previously reported as other real estate owned) and included $390 million for commercial, $229 million for real estate commercial, $90 million for real estate construction and $3 million for foreign.  On September 30, 1995, the recorded investments in certain loans that are considered impaired under SFAS 114 totaled $634 million and included commercial, real estate commercial and real estate construction nonperforming loans.

Table 12
Allowance for Credit Losses
(Dollars in Millions)
                                                                             Three Months                  Nine Months
                                                                           Ended September 30           Ended September 30
                                                                      ---------------------------------------------------------
                                                                           1995           1994          1995          1994
                                                                      ---------------------------------------------------------
Beginning balance.................................................... $      2,164   $      2,196   $     2,186   $     2,169
                                                                      --------------------------------------------------------
Loans, leases and factored accounts receivable charged off
  Commercial.........................................................          (21)           (25)          (62)          (72)
  Real estate commercial.............................................           (3)            (6)          (16)          (23)
  Real estate construction...........................................           (3)            (2)           (9)          (11)
                                                                      --------------------------------------------------------
    Total commercial.................................................          (27)           (33)          (87)         (106)
                                                                      --------------------------------------------------------
  Residential mortgage...............................................           (2)            (1)           (6)           (5)
  Credit card........................................................          (49)           (30)         (131)          (92)
  Other consumer.....................................................          (64)           (42)         (182)         (144)
                                                                      --------------------------------------------------------
    Total consumer...................................................         (115)           (73)         (319)         (241)
                                                                      --------------------------------------------------------
  Lease financing....................................................            -             (1)            -            (2)
  Factored accounts receivable.......................................           (9)            (8)          (19)          (29)
                                                                      --------------------------------------------------------
    Total loans, leases and factored
     accounts receivable charged off.................................         (151)          (115)         (425)         (378)
                                                                      --------------------------------------------------------
Recoveries of loans, leases and factored accounts
 receivable previously charged off
  Commercial.........................................................           18             15            56            43
  Real estate commercial.............................................            5              4            13            12
  Real estate construction...........................................            2              7             9            24
                                                                      --------------------------------------------------------
    Total commercial.................................................           25             26            78            79
                                                                      --------------------------------------------------------
  Residential mortgage...............................................            -              -             1             2
  Credit card........................................................            7              5            19            16
  Other consumer.....................................................           16             18            53            53
                                                                      --------------------------------------------------------
    Total consumer...................................................           23             23            73            71
                                                                      --------------------------------------------------------
  Lease financing....................................................            -              -             1             2
  Factored accounts receivable.......................................            4              2             8             8
                                                                      --------------------------------------------------------
    Total recoveries of loans, leases and factored accounts
     receivable previously charged off...............................           52             51           160           160
                                                                      --------------------------------------------------------
    Net charge-offs..................................................          (99)           (64)         (265)         (218)
                                                                      --------------------------------------------------------
Provision for credit losses..........................................          100             70           240           240
Allowance applicable to loans of purchased companies and other.......            1              -             5            11
                                                                      --------------------------------------------------------
Ending balance....................................................... $      2,166   $      2,202   $     2,166   $     2,202
                                                                      ========================================================
Loans, leases and factored accounts receivable, net of unearned
  income, outstanding on September 30................................ $    114,601   $     98,556   $   114,601   $    98,556
Allowance for credit losses as a percentage of loans, leases and factored accounts receivable, net of unearned income,
  outstanding on September 30........................................         1.89 %         2.23 %        1.89 %        2.23 %
Average loans, leases and factored accounts receivable, net of
  unearned income, outstanding during the period..................... $    112,656   $     97,103   $   108,907   $    94,659
Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
  outstanding during the period......................................          .35 %          .27 %         .33 %         .31 %
Allowance for credit losses as a percentage of nonperforming loans...       255.57         255.52        255.57        255.52

Reserves associated with loans that are considered to be impaired under SFAS 114 totaled approximately $64 million on
January 1, 1995, and $61 million on September 30, 1995.

Table 13
Derivative - Dealer Positions
(Dollars in Millions)

                                September 30     December 31
                                   1995             1994
                                 Contract/        Contract/
                                 Notional         Notional
                                ----------------------------
Interest Rate Contracts
  Swaps........................ $ 101,446      $     45,179
  Futures and forwards.........   198,580           124,620
  Written options..............   212,510           114,928
  Purchased options............   208,875           118,839

Foreign Exchange Contracts
  Swaps........................       520               470
  Spot, futures and forwards...    70,858            26,987
  Written options..............    27,306            13,398
  Purchased options............    25,593            13,507

Commodity and Other Contracts
  Swaps........................       822               570
  Futures and forwards.........     2,178             1,984
  Written options..............    16,005            12,608
  Purchased options............    17,225            11,591

Table 14
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                                               1995 Quarters
                                                                                      --------------------------------
                                                                                        First     Second      Third
                                                                                      --------------------------------
Income from earning assets........................................................   $   3,070  $   3,391  $   3,398
Interest expense..................................................................       1,763      2,055      2,007
Net interest income (taxable-equivalent)..........................................       1,335      1,367      1,420
Net interest income...............................................................       1,307      1,336      1,391
Provision for credit losses.......................................................          70         70        100
Gains on sales of securities......................................................           1          4          3
Noninterest income................................................................         726        730        776
Other real estate owned expense...................................................           2          1          7
Noninterest expense...............................................................       1,288      1,288      1,245
Income before income taxes........................................................         674        711        818
Income tax expense................................................................         231        244        288
Net income........................................................................         443        467        530
Earnings per common share.........................................................        1.60       1.71       1.95

Yield on average earning assets...................................................        7.93 %     7.98 %     8.08 %
Rate on average interest-bearing liabilities......................................        5.13       5.39       5.38
Net interest spread...............................................................        2.80       2.59       2.70
Net interest yield................................................................        3.41       3.19       3.35

Return on average common shareholders' equity (1).................................       16.03      16.69      18.29

Market price per share of common stock
  High for the period.............................................................   $  51 3/4  $  57 3/4  $  68 7/8
  Low for the period..............................................................      44 5/8     49 5/8     53 3/4
  Closing price...................................................................      50 3/4     53 5/8     67 1/4

Risk-based capital ratios
  Tier 1..........................................................................        7.25 %     7.03 %     7.16 %
  Total...........................................................................       11.06      10.90      11.23

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

            a.   Exhibits

                 Exhibit 11 - Earnings Per Common Share Computation

                 Exhibit 12(a) - Ratio of Earnings to Fixed Charges

                 Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred Dividends

                 Exhibit 27 - Financial Data Schedule

            b.   Reports on Form 8-K

                 The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1995:

                 Current Report on Form 8-K dated July 5, 1995, and filed July 10, 1995, Items 5 and 7.

                 Current Report on Form 8-K dated July 17, 1995, and filed July 24, 1995, Items 5 and 7.

                 Current Report on Form 8-K dated August 29, 1995, and filed August 31, 1995, Items 5 and 7.

                 Current Report on Form 8-K dated September 4, 1995, and filed September 20, 1995, Items 5 and 7.

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


                                       NationsBank Corporation
                                --------------------------------------
                                Registrant

Date:    November 13, 1995      /s/        Marc D. Oken
                                --------------------------------------
                                Marc D. Oken
                                Executive Vice President
                                and Chief Accounting Officer
                                (Duly Authorized Officer and
                                Principal Accounting Officer)

                            NationsBank Corporation
                                 Form 10-Q
                               Index to Exhibits


Exhibit Description                                        Page
-------------------                                        ----

11      Earnings Per Common Share Computation..............  43

12(a)   Ratio of Earnings to Fixed Charges.................  44

12(b)   Ratio of Earnings to Fixed Charges and Preferred
           Dividends.......................................  45

27      Financial Data Schedule............................  46
                                      42