Form 10-K
period 1995-12-31
NATIONSBANK CORP
filed 1996-03-29
CIK 70858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1995 -- Commission File Number 1-6523
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

                        TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock                                                                  New York Stock Exchange
                                                                              Pacific Stock Exchange
                                                                              Tokyo Stock Exchange
7 3/4% Debentures, due 2002                                                   American Stock Exchange
8 1/2% Notes, due 1996                                                        New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or in any amendment to this Form 10-K. ( )

Aggregate market value of shares of voting stock held by all persons, other than shares beneficially owned by persons who may be deemed to be affiliates (as defined in SEC Rule 405), is approximately $21,637,312,000 computed by reference to the closing price of Common Stock of $74.00 per share on March 15, 1996, on the New York Stock Exchange Composite Transactions List, as reported in published financial sources, and a stated price of $42.50 for the ESOP Convertible Preferred Stock, Series C.

Of the registrant's only class of Common Stock, there were 300,462,332 shares outstanding as of March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT OF THE REGISTRANT                                 FORM 10-K REFERENCE LOCATIONS
1995 Annual Report to Shareholders                                                      PARTS I, II and IV
1996 Proxy Statement                                                                    PART III

                                     PART I
ITEM 1. BUSINESS
GENERAL
     The registrant is a North Carolina corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), with its principal assets being the stock of its subsidiaries. Through its banking subsidiaries (the "Banks") and its various non-banking subsidiaries, the registrant provides banking and banking-related services, primarily throughout the Southeast and Mid-Atlantic states and Texas. The principal executive offices of the registrant are located at NationsBank Corporate Center in Charlotte, North Carolina 28255.
ACQUISITIONS AND DISPOSITIONS
     On March 31, 1995, the registrant's mortgage banking subsidiary acquired a $10 billion residential mortgage servicing portfolio from Source One Mortgage Services Corporation at a purchase price of approximately $190 million.
     On March 31, 1995, the registrant's mortgage banking subsidiary acquired the residential mortgage servicing business of KeyCorp Mortgage Inc. from KeyCorp and Key Bank of New York. The acquired assets included primarily a $25 billion residential mortgage servicing portfolio, for which the registrant's subsidiary paid approximately $339 million, and a mortgage servicing operation employing about 430 people and other servicing-related assets, for which this subsidiary paid approximately $150 million.
     The registrant and BankAmerica Corporation formed MECA Software LLC ("MECA"), and, on June 30, 1995, MECA purchased MECA Software, Inc. and its "Managing Your Money" software for an aggregate purchase price of approximately $35 million. First Bank System, Fleet Financial Group and Royal Bank of Canada subsequently joined MECA.
     On December 4, 1995, the registrant completed the sale of the portion of its corporate trust business that deals with bond servicing and administration to The Bank of New York.
     On December 13, 1995, the registrant completed the acquisition of Intercontinental Bank ("ICBK"). As of the acquisition date, ICBK had assets of approximately $1.1 billion and deposits of approximately $910 million. The registrant issued 0.4153 shares of its common stock in exchange for each outstanding share of ICBK common stock, for an aggregate purchase price of approximately 3 million shares of the registrant's common stock.
     On December 21, 1995, the registrant completed the acquisition of North Florida Bank Corporation ("NFBC"). As of the acquisition date, NFBC had assets of approximately $50 million and deposits of approximately $44 million. The registrant issued 0.7797 shares of its common stock for each outstanding share of NFBC common stock, for an aggregate purchase price of approximately 103,000 shares of the registrant's common stock.
     On January 9, 1996, the registrant completed the acquisition of Bank South Corporation ("BKSO"). As of the acquisition date, BKSO had assets of approximately $7.4 billion and deposits of approximately $5.1 billion. The registrant issued 0.44 shares of its common stock for each outstanding share of BKSO common stock, for an aggregate purchase price of approximately 26 million shares of the registrant's common stock.
     On January 10, 1996, the registrant completed the acquisition of CSF Holdings, Inc. ("CSF"). As of the acquisition date, CSF had assets of approximately $4.8 billion and deposits of approximately $3.8 billion. The purchase price was approximately $516 million and was paid in cash.
     On January 25, 1996, the registrant entered into an agreement to acquire Charter Bancshares, Inc. ("CBI") by exchanging each outstanding share of CBI capital stock for 0.385 shares of the registrant's common stock, for an aggregate purchase price of approximately 1.4 million shares of the registrant's common stock. As of December 31, 1995, CBI had assets of approximately $915 million and deposits of approximately $734 million. Subject to certain regulatory approvals, the approval of CBI's shareholders and other closing conditions, this transaction is expected to be completed in the second quarter of 1996.
                                       1

     On January 31, 1996, the registrant completed the acquisition of Sun World, N.A. ("Sun World"). As of the acquisition date, Sun World had assets of approximately $136 million and deposits of approximately $123 million. The purchase price was approximately $16 million and was paid in cash.
     On February 15, 1996, the registrant, through NationsCredit Commercial Corporation, its wholly owned, indirect subsidiary engaged primarily in the commercial financial services business, entered into an agreement to acquire LDI Corporation ("LDI") by purchasing all the outstanding shares of capital stock of LDI at an aggregate purchase price of approximately $28 million, payable in cash. As of October 31, 1995, LDI had assets of approximately $335 million. Subject to certain regulatory approvals, the approval of LDI's shareholders and other closing conditions, this transaction is expected to be completed in the second quarter of 1996.
     As part of its operations, the registrant regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions and other businesses of a type eligible for bank holding company investment. In addition, the registrant regularly analyzes the values of, and submits bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. As a general rule, the registrant publicly announces such material acquisitions when a definitive agreement has been reached.
OPERATIONS
     The registrant provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. The registrant manages its business activities through three major business units: the General Bank, Global Finance and Financial Services.
     The General Bank provides comprehensive services in the commercial and retail banking fields, including trust and private banking operations, the origination and servicing of home mortgage loans, the issuance and servicing of credit cards (through a Delaware subsidiary), indirect lending, dealer finance and certain insurance services. The General Bank also offers full service brokerage services and discount brokerage services and provides investment advisory services to a proprietary mutual fund, as well as investment management, banking and fiduciary services through subsidiaries of the registrant. As of December 31, 1995, the General Bank operated approximately 1,833 banking offices through the following Banks: NationsBank, N.A. (serving the States of North Carolina, South Carolina, Maryland and Virginia and the District of Columbia); NationsBank, N.A. (South) (serving the States of Florida and Georgia); NationsBank of Kentucky, N.A.; NationsBank of Tennessee, N.A; and NationsBank of Texas, N.A. The General Bank also provides fully automated, 24-hour cash dispensing and depositing services throughout the states in which it is located, through approximately 2,292 automated teller machines.
     Global Finance provides comprehensive corporate banking and investment banking services to domestic and international customers, including treasury management, loan syndication, asset-backed lending, leasing, factoring and arrangement of asset-backed and project financing, as well as underwriting, trading or distributing a wide range of securities (including bank-eligible securities and, to a limited extent, bank-ineligible securities as authorized by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under Section 20 of the Glass-Steagall Act), and trading and distributing a wide range of derivative products in certain interest rate, foreign exhange, commodity and equity markets. Global Finance provides its services through various offices located in major United States cities as well as in London, Frankfurt, Singapore, Bogota, Mexico City, Grand Cayman, Nassau, Seoul, Tokyo, Osaka, Taipei and Hong Kong.
     Financial Services consists of NationsCredit Consumer Corporation (formerly NationsCredit Corporation), primarily a consumer finance subsidiary, and NationsCredit Commercial Corporation (formerly Greyrock Capital Group Inc.), primarily a commercial finance subsidiary. NationsCredit Consumer Corporation, which has approximately 371 offices located in 34 states, provides personal, mortgage and automobile loans to consumers and retail finance programs to dealers. NationsCredit Commercial Corporation consists of six divisions that specialize in one or more of the following areas: equipment loans and leasing; loans for debt restructuring, mergers and acquisitions and working capital; real estate, golf/recreational and health care financing; and inventory financing to manufacturers, distributors and dealers.
                                       2

     Additional information about the registrant and its operations is incorporated by reference from Table Two (page 16) and the narrative comments under the caption "Management's Discussion and Analysis -- Business Unit Operations" (pages 14 through 19) in the registrant's 1995 Annual Report to Shareholders.
GOVERNMENT SUPERVISION AND REGULATION
  GENERAL
     As a registered bank holding company, the registrant is subject to the supervision of, and to regular inspection by, the Federal Reserve Board. The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller"). The Banks are also subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC") and other federal regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the registrant and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the registrant and its ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the registrant.
     Under the Act, the activities of the registrant, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as the registrant, are required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any company.
     The Act also requires bank holding companies to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of any bank which is not already majority-owned by the bank holding company. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), which became effective September 29, 1995, a bank holding company may acquire banks in states other than its home state subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law).
     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such DE NOVO branching.
     As previously described, the registrant regularly evaluates merger and acquisition opportunities, and it anticipates that it will continue to evaluate such opportunities in light of the new legislation.
     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. In 1995, several bills were introduced in Congress that would have the effect of broadening the securities underwriting powers of bank holding companies and, possibly, permitting bank holding companies to engage in nonfinancial activities. The likelihood and timing of any such proposals or bills and the impact they might have on the registrant and its subsidiaries cannot be determined at this time.
                                       3

  CAPITAL AND OPERATIONAL REQUIREMENTS
     The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The guidelines are summarized in the narrative comments under the caption "Capital Resources and Capital Management" (page 40) set forth in the 1995 Annual Report to Shareholders of the registrant which are hereby incorporated by reference.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or 3 percent in some cases. Under these guidelines, each of the Banks is considered adequately or well capitalized.
     Banking agencies have also adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have proposed amendments to existing risk-based capital regulations to provide for the consideration of interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the determination of a bank's minimum capital requirements. This proposal, while still under consideration, would require banks with interest rate risk in excess of defined thresholds to maintain additional capital beyond that generally required.
  DISTRIBUTIONS
     The registrant's funds for cash distributions to its shareholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, however, is dividends received from the Banks. The amount of dividends that each Bank may declare in a calendar year without approval of the Comptroller is the Bank's net profits for that year, as defined by statute, combined with its net retained profits, as defined, for the preceding two years. In addition, from time to time the registrant applies for, and may receive, permission from the Comptroller for one or more of the Banks to declare special dividends. In 1996, the Banks can initiate dividend payments, without prior regulatory approval, of up to an aggregate of $905 million plus an additional amount equal to their net profits for 1996 up to the date of any such dividend declaration.
                                       4

     In addition to the foregoing, the ability of the registrant and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. Furthermore, the Comptroller may prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice. The right of the registrant, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
  SOURCE OF STRENGTH
     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC -- either as a result of default of a banking or thrift subsidiary of the registrant or related to FDIC assistance provided to a subsidiary in danger of default -- the other Banks may be assessed for the FDIC's loss, subject to certain exceptions. ADDITIONAL INFORMATION
     The following information set forth in the 1995 Annual Report to Shareholders of the registrant is hereby incorporated by reference:
          Table Three (page 18) for average balance sheet amounts, related taxable-equivalent interest earned or paid, and related average yields earned and rates paid.
          Table Four (page 20) and the narrative comments under the caption "Net Interest Income" (page 19) for changes in taxable-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.
          The narrative comments under the caption "Securities" (pages 25 and
     26) and Note Three (pages 54 through 56) of the Notes To Consolidated Financial Statements for information on the book values, maturities and weighted average yields of the securities (by category) of the registrant.
          Tables Eight (page 26), Nine (page 27) and Twenty (page 39) for distribution of loans and leases, selected loan maturity data and interest-rate risk.
          Table Fifteen (page 34), the narrative comments under the caption "Credit Risk Management And Credit Portfolio Review -- Nonperforming Assets" (pages 33 and 34), and Note One (page 52) of the Notes To Consolidated Financial Statements for information on the nonperforming assets of the registrant. The narrative comments under the captions "Credit Risk Management And Credit Portfolio Review" (pages 31 and 32) and "Loans and Leases" (pages 26 and 27) and Tables Seventeen, Eighteen and Nineteen (pages 36 and 37) for a discussion of the characteristics of the loan and lease portfolio.
          Tables Thirteen (page 32) and Fourteen (page 33), the narrative comments under the captions "Provision for Credit Losses" (page 19) and "Credit Risk Management And Credit Portfolio Review -- Allowance for Credit Losses" (pages 32 and 33) and Note One (page 52) of the Notes To Consolidated Financial Statements for information on the credit loss experience of the registrant.
          Table Three (page 18) and the narrative comments under the caption "Deposits" (page 27) for deposit information.
          "Six-Year Consolidated Statistical Summary" (page 69) for return on assets, return on equity and dividend payout ratio for 1990 through 1995, inclusive.
          Table Ten (page 28) and Note Six (pages 58 and 59) of the Notes To Consolidated Financial Statements for information on the short-term borrowings of the registrant.
          All tables, graphs, charts, summaries and narrative on pages 14 through 45 and pages 68 and 69 for additional data on the consolidated operations of the registrant and its majority-owned subsidiaries.
                                       5

COMPETITION
     The activities in which the registrant and its three major business units (the General Bank, Global Finance and Financial Services) engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks and non-bank financial institutions, such as investment banking firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and without the United States. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and location of offices.
     The commercial banking business in the various local markets served by the registrant's three major business units is highly competitive. The General Bank, Global Finance and Financial Services compete with other commercial banks, savings and loan associations, finance companies and other businesses which provide similar services. The three major business units actively compete in commercial lending activities with local, regional and international banks and non-bank financial organizations, some of which are larger than certain of the registrant's non-banking subsidiaries and the Banks. In its consumer lending operations, the competitors of the three major business units include other banks, savings and loan associations, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the registrant's non-banking subsidiaries compete with other banking and investment banking firms, investment advisory firms, brokerage firms and mutual funds. The registrant's mortgage banking subsidiary competes with commercial banks, savings and loan associations, government agencies, mortgage brokers and other non-bank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banks also compete with other banks, insurance agents, financial counselors and other fiduciaries for personal trust business. The registrant and its three major business units also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit taking organizations, such as commercial banks, savings and loan associations and credit unions, as well as money market mutual funds.
     The registrant's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and
Regulation -- General" for a more detailed discussion of interstate banking and branching legislation and certain state legislation.
EMPLOYEES
     At December 31, 1995, the registrant and its subsidiaries had 58,322 full-time equivalent employees. Of the foregoing employees, 32,763 were employed by the General Bank, 5,429 were employed by Global Finance, 2,744 were employed by Financial Services, 13,300 were employed by NationsBanc Services, Inc. (a subsidiary providing operational support services to the registrant and its subsidiaries) and the remainder were employed by the registrant holding company and the registrant's other subsidiaries.
ITEM 2.  PROPERTIES
     The principal offices of the registrant are located in the 60-story NationsBank Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the registrant. The registrant occupies approximately 512,000 square feet at market rates under a lease which expires in 2002, and approximately 593,000 square feet of office space is available for lease to third parties at market rates. At December 31, 1995, approximately 99 percent was occupied by the registrant or subject to existing third party leases or letters of intention to lease.
     The principal North Carolina offices of NationsBank, N.A. are located in leased space in the 40-story NationsBank Plaza, Charlotte, North Carolina. NationsBank, N.A. is the major tenant of the building with approximately 669,000 square feet of the net rentable space, of which approximately 438,000 square feet of space is under a lease which expires in 2009 and the remaining space is under leases of shorter duration.
     The principal South Carolina offices of NationsBank, N.A. are located in approximately 91,000 square feet of leased space in the NationsBank Tower in Columbia under a lease which is in the process of being renewed. NationsBank, N.A., through subsidiaries, owns partnership interests in the building and the underlying land. In addition, NationsBank, N.A. maintains offices in approximately 81,000 square feet of leased space
                                       6
in NationsBank Plaza in Columbia under a lease that expires in 1999. NationsBank, N.A. has four five-year renewal options on this space.
     The principal Virginia offices of NationsBank, N.A. are located in approximately 383,000 square feet of space in NationsBank Center in Richmond, Virginia, a facility that is owned by NationsBank, N.A. The remaining approximately 157,000 square feet are leased to a third party tenant.
     The principal Maryland offices of NationsBank, N.A. are located in approximately 135,000 square feet of leased space in the Rockledge Executive Center in Bethesda under a lease that expires in 2002. NationsBank, N.A. has two five-year renewal options on this space. The approximately 19,000 square feet of space remaining is occupied by third parties under sub-leases with NationsBank, N.A. The sub-leases, which are at market rates, expire in 1997 and 2002.
     The principal offices of NationsBank of Texas, N.A. ("NationsBank Texas") are located in approximately 680,000 square feet of leased space in the 72-story NationsBank Plaza in Dallas. NationsBank Texas is the major tenant of the building under a lease which expires in 2001 with renewal options through 2011.
     The principal Florida offices of NationsBank, N.A. (South) ("NationsBank South") are located in approximately 238,000 square feet of leased space in the NationsBank Plaza in downtown Tampa. The lease expires in 2005. NationsBank South has four five-year renewal options on this space.
     The principal Georgia offices of NationsBank South are located in leased space in the 55-story NationsBank Plaza in Atlanta. The registrant, through a subsidiary, is a partner in CSC Associates, L.P., a partnership that was formed with Cousins Properties Incorporated for the development and ownership of the office tower. NationsBank South is the major tenant of the building with approximately 579,000 square feet of the net rentable space, under a lease that expires in 2012. NationsBank South has three ten-year renewal options on this space. Of the approximately 684,000 remaining square feet, 596,000 square feet has been leased to third parties, with 88,000 remaining square feet available for lease to third parties at market rates.
     The principal offices of NationsBank of Tennessee, N.A. ("NationsBank Tennessee") are located in approximately 220,000 square feet of leased space in NationsBank Plaza in Nashville under a lease that expires in 2012. NationsBank Tennessee has two ten-year and one five-year renewal options on this space.
     The principal offices of NationsCredit Consumer Corporation are located in approximately 136,000 square feet of space in Allentown, Pennsylvania in a facility which it owns.
     The principal offices of NationsCredit Commercial Corporation are located in approximately 42,880 square feet of leased space in Canterbury Green in Stamford, Connecticut, under a lease which expires in 1997.
     As of December 31, 1995, the registrant and its subsidiaries conducted their banking and bank-related activities in both leased and owned facilities throughout the jurisdictions in which the Banks are located, as follows:

                                                    APPROXIMATE             APPROXIMATE
                                                      LEASED                   OWNED
                                                    FACILITIES              FACILITIES
North Carolina, South Carolina, Virginia,
  Maryland and the District of Columbia                 673                     366
Texas                                                   203                     152
Florida and Georgia                                     253                     416
Tennessee                                                50                      67
Delaware                                                  1                       0
Kentucky                                                  3                       3

ITEM 3.  LEGAL PROCEEDINGS
     In the ordinary course of business, the registrant and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings substantial money damages are asserted against the registrant and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, banking and other laws. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the registrant's financial position or results of operations.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to security holders in the fourth quarter of the registrant's fiscal year.
ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
     Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each executive officer and the principal accounting officer of the registrant are listed below along with such officer's business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which any officer was selected.
     Fredric J. Figge, II, age 59, Chairman, Corporate Risk Policy of the registrant and of the Banks. Mr. Figge was named Chairman, Corporate Risk Policy in October, 1993 and prior to that time served as Chairman, Credit Policy of the registrant and of the Banks. He first became an officer in 1987.
     James H. Hance, Jr., age 51, Vice Chairman and Chief Financial Officer of the registrant. Mr. Hance was named Chief Financial Officer in August, 1988, also served as Executive Vice President from March, 1987 to December 31, 1991 and was named Vice Chairman in October, 1993. He first became an officer in 1987. He also serves as a director of NationsBank, N.A., NationsBank Tennessee and various other subsidiaries of the registrant.
     Kenneth D. Lewis, age 48, President of the registrant. Mr. Lewis was named to his present position in October, 1993. Prior to that time, from June, 1990 to October, 1993 he served as President of the registrant's General Bank. He first became an officer in 1971. Mr. Lewis also serves as a director of NationsBank, N.A., NationsBank South and NationsBank Texas.
     Hugh L. McColl, Jr., age 60, Chairman of the Board and Chief Executive Officer of the registrant and Chief Executive Officer of the Banks. He first became an officer in 1962. Mr. McColl was Chairman of the registrant from September, 1983 until December 31, 1991, and was re-appointed Chairman on December 31, 1992. He also serves as a director of the registrant and NationsBank Texas.
     Marc D. Oken, age 49, Executive Vice President and Principal Accounting Officer of the registrant. He first became an officer in 1989.
     F. William Vandiver, Jr., age 54, President of NationsBank Global Finance, which includes Corporate Finance, Capital Markets and Specialized Lending. Mr. Vandiver was named President of NationsBank Global Finance in January, 1996. In 1984, he was named Investment Banking Company executive and president in 1988. He has been an officer since 1968.
                                       8

                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS
     The principal market on which the registrant's common stock (the "Common Stock") is traded is the New York Stock Exchange. The registrant also listed certain of its shares of Common Stock for trading on the Pacific Stock Exchange and on the Tokyo Stock Exchange. The high and low sales prices of Common Stock on the New York Stock Exchange Composite Transactions List, as reported in published financial sources, for each quarterly period indicated below are as follows:

       QUARTER                HIGH            LOW
1994   first               $    50 7/8    $    44 3/8
       second                   57 3/8         44 1/2
       third                        56         47 1/8
       fourth                   50 3/4         43 3/8
1995   first                    51 3/4         44 5/8
       second                   57 3/4         49 5/8
       third                    68 7/8         53 3/4
       fourth                   74 3/4             64

     As of December 31, 1995, there were 103,137 record holders of Common Stock. During 1994 and 1995, the registrant paid dividends on the Common Stock on a quarterly basis, which aggregated $1.88 per share in 1994 and $2.08 per share in 1995. For additional information regarding the registrant's ability to pay dividends, see "Government Supervision and Regulation -- Distributions." The eighth paragraph of Note Six (page 59) and Note Nine (page 60) of the Notes To Consolidated Financial Statements in the registrant's 1995 Annual Report to Shareholders are hereby incorporated by reference.
ITEM 6.  SELECTED FINANCIAL DATA
     The information set forth in Table One (page 15) in the registrant's 1995 Annual Report to Shareholders is hereby incorporated by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     All of the information set forth under the captions "Management's Discussion and Analysis -- 1995 Compared to 1994" (pages 14 through 41), "Management's Discussion and Analysis -- 1994 Compared to 1993" (pages 41 through 45), "Report of Management" (page 46) and all tables, graphs and charts presented under the foregoing captions in the 1995 Annual Report to Shareholders of the registrant is hereby incorporated by reference.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following information set forth in the 1995 Annual Report to Shareholders of the registrant is hereby incorporated by reference:
     The Consolidated Financial Statements and Notes To Consolidated Financial Statements of NationsBank Corporation and Subsidiaries, together with the report thereon of Price Waterhouse LLP dated January 12, 1996 (pages 46 through 67); the unaudited information presented in Table Twenty-One (page 42); and the narrative comments under the caption "Fourth Quarter Review" (page 41).
                                       9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in or disagreements with accountants on accounting and financial disclosure.
                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information set forth under the caption "Election of Directors" on pages 3 through 10 of the definitive 1996 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on April 24, 1996 (the "1996 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with the registrant, business experience, directorships in other public companies, service on the registrant's Board and certain family relationships, and information set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 13 of the 1996 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference. The information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.
ITEM 11.  EXECUTIVE COMPENSATION
     Information with respect to current remuneration of executive officers, certain proposed remuneration to them, their options and certain indebtedness and other transactions set forth in the 1996 Proxy Statement (i) under the caption "Board of Directors' Compensation" on pages 14 through 16 thereof, (ii) under the caption "Executive Compensation" on pages 16 through 18 thereof, (iii) under the caption "Retirement Plans" on pages 18 and 19 thereof, (iv) under the caption "Deferred Compensation Plan" on pages 19 and 20 thereof, (v) under the caption "Special Compensation Arrangements" on page 21 thereof, (vi) under the caption "Compensation Committee Interlocks and Insider Participation" on page 28 thereof, and (vii) under the caption "Certain Transactions" on pages 28 and 29 thereof, is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The security ownership information required by Item 403 of Regulation S-K relating to persons who beneficially own more than 5% of the outstanding shares of Common Stock or ESOP Preferred Stock, as well as security ownership information relating to directors, nominees and named executive officers individually and directors and executive officers as a group, is hereby incorporated by reference to the ownership information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 10 through 13 of the 1996 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information with respect to relationships and related transactions between the registrant and any director, nominee for director, executive officer, security holder owning 5% or more of the registrant's voting securities or any member of the immediate family of any of the above, as set forth in the 1996 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" on page 28 and under the caption "Certain Transactions" on pages 28 and 29 thereof, is, to the extent such information is required by Item 404 of Regulation S-K, hereby incorporated by reference.
                                       10

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
          a. The following documents are filed as part of this report:

                                                                                                          PAGE IN
                                                                                                           ANNUAL
                                                                                                          REPORT*
         (1)   Financial Statements:
               Report of Independent Accountants.......................................................   46
               Consolidated Statement of Income for each of the three years ended
                 December 31, 1995.....................................................................   47
               Consolidated Balance Sheet at December 31, 1995 and 1994................................   48
               Consolidated Statement of Cash Flows for each of the three years ended
                 December 31, 1995.....................................................................   49
               Consolidated Statement of Changes in Shareholders' Equity for each of the three years
                 ended December 31, 1995...............................................................   50
               Notes to Consolidated Financial Statements..............................................   51-67
               * Incorporated by reference from the indicated pages of the 1995 Annual Report to
                 Shareholders.
         (2)   All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          b. The following reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 1995:
             Current Report on Form 8-K dated and filed October 20, 1995, Items 5 and 7. (Two reports filed on that date.)
             Current Report on Form 8-K dated and filed November 9, 1995, Items 5 and 7.
             Current Report on Form 8-K dated and filed December 15, 1995, Items 5 and 7.
          c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5, including executive compensation plans and arrangements which are identified separately by asterisk).
     With the exception of the information herein expressly incorporated by reference, the 1995 Annual Report to Shareholders and the 1996 Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.
                                       11

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        NATIONSBANK CORPORATION
Date: March 29, 1996                    By:   */s/   HUGH L. MCCOLL, JR.
                                                    HUGH L. MCCOLL, JR.
                                                   CHAIRMAN OF THE BOARD
                                                AND CHIEF EXECUTIVE OFFICER
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                        TITLE                           DATE
          */s/      HUGH L. MCCOLL, JR.           Chairman of the Board and                     March 29, 1996
                                                    Chief Executive Officer
             (HUGH L. MCCOLL, JR.)                  (Principal Executive Officer)
          */s/       JAMES H. HANCE, JR.          Vice Chairman and                             March 29, 1996
                                                    Chief Financial Officer
             (JAMES H. HANCE, JR.)                  (Principal Financial Officer)
            */s/         MARC D. OKEN             Executive Vice President                      March 29, 1996
                                                    (Principal Accounting Officer)
                 (MARC D. OKEN)
           */s/        RONALD W. ALLEN            Director                                      March 29, 1996
               (RONALD W. ALLEN)
           */s/    WILLIAM M. BARNHARDT           Director                                      March 29, 1996
             (WILLIAM M. BARNHARDT)
           */s/        THOMAS E. CAPPS            Director                                      March 29, 1996
               (THOMAS E. CAPPS)
           */s/       CHARLES W. COKER            Director                                      March 29, 1996
               (CHARLES W. COKER)
           */s/       THOMAS G. COUSINS           Director                                      March 29, 1996
              (THOMAS G. COUSINS)
           */s/        ALAN T. DICKSON            Director                                      March 29, 1996
               (ALAN T. DICKSON)
           */s/      W. FRANK DOWD, JR.           Director                                      March 29, 1996
              (W. FRANK DOWD, JR.)
            */s/          PAUL FULTON             Director                                      March 29, 1996
                 (PAUL FULTON)
         */s/     L. L. GELLERSTEDT, JR.          Director                                      March 29, 1996
            (L. L. GELLERSTEDT, JR.)

                                      II-1

                   SIGNATURE                                        TITLE                           DATE
           */s/       TIMOTHY L. GUZZLE           Director                                      March 29, 1996
              (TIMOTHY L. GUZZLE)
            */s/         W. W. JOHNSON            Director                                      March 29, 1996
                (W. W. JOHNSON)
            */s/          BUCK MICKEL             Director                                      March 29, 1996
                 (BUCK MICKEL)
                                                  Director                                      March   , 1996
                (JOHN J. MURPHY)
           */s/          JOHN C. SLANE            Director                                      March 29, 1996
                (JOHN C. SLANE)
            */s/          JOHN W. SNOW            Director                                      March 29, 1996
                 (JOHN W. SNOW)
          */s/     MEREDITH R. SPANGLER           Director                                      March 29, 1996
             (MEREDITH R. SPANGLER)
           */s/       ROBERT H. SPILMAN           Director                                      March 29, 1996
              (ROBERT H. SPILMAN)
            */s/       RONALD TOWNSEND            Director                                      March 29, 1996
               (RONALD TOWNSEND)
          */s/       E. CRAIG WALL, JR.           Director                                      March 29, 1996
              (E. CRAIG WALL, JR.)
           */s/         JACKIE M. WARD            Director                                      March 29, 1996
                (JACKIE M. WARD)
*By: /s/       CHARLES M. BERGER
         CHARLES M. BERGER, ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

EXHIBIT NO.                                            DESCRIPTION
     1.        Not Applicable.
     2.        Not Applicable.
     3.        (a)    Restated Articles of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(i) of registrant's Quarterly Report on Form
                      10-Q dated August 12, 1994.
               (b)    Amended and Restated Bylaws of registrant, as in effect on the date hereof.
     4.        (a)    Specimen certificate of registrant's Common Stock, incorporated by reference to
                      Exhibit 4.1 of registrant's Registration No. 33-45542.
               (b)    Specimen certificate of registrant's ESOP Convertible Preferred Stock, Series C, incorporated by reference to Exhibit 4(c) of registrant's Annual Report on Form 10-K dated March 25, 1992.
               (c)    Indenture dated as of August 1, 1982 between registrant and Morgan Guaranty Trust
                      Company of New York, pursuant to which registrant issued its 7 3/4% Debentures, due
                      2002, incorporated by reference to Exhibit 4.2 of registrant's Registration No.
                      2-78530.
               (d)    Indenture dated as of October 1, 1986 between registrant and Security Pacific
                      National Trust Company (New York), pursuant to which registrant issued its 8 1/2%
                      Notes, due 1996, incorporated by reference to Exhibit 4.1 of registrant's
                      Registration No. 33-7221.
               (e)    Indenture dated as of September 1, 1989 between registrant and The Bank of New York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; its
                      10.20% Subordinated Notes, due 2015; its 9 1/8% Subordinated Notes, due 2001; and its
                      8 1/8% Subordinated Notes, due 2002, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-30717.
               (f)    Indenture dated as of January 1, 1992 between registrant and BankAmerica Trust
                      Company of New York, pursuant to which registrant issued its 6 5/8% Senior Notes, due
                      1998, incorporated by reference to Exhibit 4.1 of registrant's Registration No.
                      33-54784.
               (g)    Indenture dated as of November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant's Amendment to Application or
                      Report on Form 8 dated March 1, 1993.
               (h)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of
                      January 1, 1992 between registrant and BankAmerica National Trust Company (formerly
                      BankAmerica Trust Company of New York), pursuant to which registrant issued its
                      Senior Medium-Term Notes, Series A, B and C; its 4 3/4% Senior Notes, due 1996; its
                      5 1/8% Senior Notes, due 1998; its 5 3/8% Senior Notes, due 2000; and its 7 1/2%
                      Senior Notes, due 1997, incorporated by reference to Exhibit 4.1 of registrant's
                      Report on Form 8-K dated July 6, 1993.
               (i)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of
                      November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated Medium-Term Notes, Series A and B; its 6 1/2%
                      Subordinated Notes, due 2003; and its 7 3/4% Subordinated Notes, due 2004,
                      incorporated by reference to Exhibit 4.4 of registrant's Report on Form 8-K dated
                      July 6, 1993.
               (j)    Indenture dated as of January 1, 1995 between registrant and BankAmerica National
                      Trust Company, pursuant to which registrant issued its Floating Rate Senior Notes, due 1998, and its Senior Medium-Term Notes, Series D and E, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-57533.
               (k)    Indenture dated as of January 1, 1995 between registrant and The Bank of New York, pursuant to which registrant issued its 7 5/8% Subordinated Notes, due 2005; its
                      7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated Notes, due 2025; and its
                      Subordinated Medium-Term Notes, Series D and E, incorporated by reference to Exhibit
                      4.1 of registrant's Registration No. 33-57533.

                                      E-1

EXHIBIT NO.                                            DESCRIPTION
               (l)    Fiscal and Paying Agency Agreement dated as of July 5, 1995, between registrant and
                      The Chase Manhattan Bank, N.A. (London Branch), pursuant to which registrant issued its Floating Rate Senior Notes, due 2000.
               (m)    Agency Agreement dated as of November 8, 1995 between registrant and The Chase
                      Manhattan Bank, N.A. (London Branch), pursuant to which registrant issued its Senior
                      Euro Medium-Term Notes.
               (n)    Issuing and Paying Agency Agreement dated as of April 10, 1995 between NationsBank,
                      N.A. (as successor to NationsBank, N.A. (Carolinas)), NationsBank of Texas, N.A. and
                      NationsBank, N.A. (South) (as successor to NationsBank of Georgia, N.A.), as Issuers, and Bankers Trust Company, as Issuing and Paying Agent.
               (o)    Articles of Association of NationsBank, N.A. (South).
               (p)    Statement of Designation relating to the NationsBank, N.A. (South) Series H Preferred
                      Stock.
               (q)    Statement of Designation relating to the NationsBank, N.A. (South) Series 1993A
                      Preferred Stock.
               (r)    The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.
     5.        Not Applicable.
     6.        Not Applicable.
     7.        Not Applicable.
     8.        Not Applicable.
     9.        None.
    10.        (a)    Limited Partnership Agreement of CSC Associates, L. P., between The Citizens and
                      Southern Corporation and Cousins Properties Incorporated dated as of September 29,
                      1989, including Transfer of Partnership Interest between The Citizens and Southern
                      Corporation and C&S Premises, Inc. and First Amendment thereto, both of which are incorporated by reference to Exhibit 10(ss) of registrant's Annual Report on Form
                      10-K dated March 25, 1992; and Second Amendment thereto dated as of December 31,
                      1990, incorporated by reference to Exhibit 10(a) of registrant's Annual Report on
                      Form 10-K dated March 30, 1995.
               (b)    The NationsBank Retirement Savings Plan, as effective January 1, 1993, incorporated          *
                      by reference to Exhibit 10(d) of registrant's Annual Report on Form 10-K dated March
                      30, 1994; Amendment thereto dated as of December 31, 1993, incorporated by reference to Exhibit 10(c) of registrant's Annual Report on Form 10-K dated March 30, 1995; and
                      Amendments thereto dated as of December 31, 1994 and August 1, 1995.
               (c)    Investment Trust Agreement Under The NationsBank Retirement Savings Plan, as                 *
                      effective January 1, 1993, incorporated by reference to Exhibit 10(e) of registrant's
                      Annual Report on Form 10-K dated March 30, 1994.
               (d)    ESOP Trust Agreement Under The NationsBank Retirement Savings Plan, as effective             *
                      January 1, 1993, incorporated by reference to Exhibit 10(f) of registrant's Annual
                      Report on Form 10-K dated March 30, 1994.
               (e)    Ancillary Trust Agreement for the Investment Trust of The NationsBank Retirement             *
                      Savings Plan, as effective January 1, 1993, incorporated by reference to Exhibit
                      10(g) of registrant's Annual Report on Form 10-K dated March 30, 1994.
               (f)    Independent Agency Agreement for the Investment Trust of The NationsBank Retirement          *
                      Savings Plan, as effective January 1, 1993, incorporated by reference to Exhibit
                      10(h) of registrant's Annual Report on Form 10-K dated March 30, 1994.
               (g)    NationsBank Corporation and Designated Subsidiaries Directors' Retirement Plan,              *
                      incorporated by reference to Exhibit 10(f) of registrant's Annual Report on Form 10-K dated March 27, 1991; and Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(i) of registrant's Annual Report on Form 10-K dated March 30, 1995.

                                      E-2

EXHIBIT NO.                                            DESCRIPTION
               (h)    NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement        *
                      Plan, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on
                      Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 27,
                      1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to
                      Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25, 1992;
                      Amendment thereto dated as of December 3, 1992 and Amendment thereto dated as of
                      December 15, 1992, both of which are incorporated by reference to Exhibit 10(l) of registrant's Annual Report on Form 10-K dated March 24, 1993; and Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995.
               (i)    NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan for           *
                      Key Employees, incorporated by reference to Exhibit 10(k) of registrant's Annual
                      Report on Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28,
                      1989, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on
                      Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March
                      25, 1992; and Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of registrant's Annual Report on Form 10-K dated March 24,
                      1993.
               (j)    1986 Restricted Stock Award Plan of NationsBank Corporation, as amended, incorporated        *
                      by reference to Exhibit 10(n) of registrant's Annual Report on Form 10-K dated March
                      24, 1993.
               (k)    The NationsBank Pension Plan, as effective January 1, 1993, incorporated by reference        *
                      to Exhibit 10(n) of registrant's Annual Report on Form 10-K dated March 30, 1994;
                      Amendments thereto dated as of September 28, 1994, December 15, 1994 and December 28,
                      1994, incorporated by reference to Exhibit 10(m) of registrant's Annual Report on
                      Form 10-K dated March 30, 1995; and Amendments thereto dated as of June 28, 1995,
                      July 5, 1995, August 24, 1995 and September 28, 1995.
               (l)    NationsBank Corporation and Designated Subsidiaries Supplemental Retirement Plan,            *
                      incorporated by reference to Exhibit 10(o) of registrant's Annual Report on Form 10-K dated March 30, 1994; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(k) of registrant's Annual Report on Form 10-K dated March 28,
                      1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to
                      Exhibit 10(k) of registrant's Annual Report on Form 10-K dated March 27, 1991;
                      Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit
                      10(bb) of registrant's Annual Report on Form 10-K dated March 25, 1992; Amendment thereto dated as of December 3, 1992 and Amendment thereto dated as of December 4,
                      1992, both of which are incorporated by reference to Exhibit 10(p) of registrant's
                      Annual Report on Form 10-K dated March 24, 1993; and Amendment thereto dated as of
                      July 5, 1995.

                                      E-3

EXHIBIT NO.                                            DESCRIPTION
               (m)    NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement        *
                      Plan for Senior Management Employees, incorporated by reference to Exhibit 10(o) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(l) of registrant's
                      Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June
                      27, 1990, incorporated by reference to Exhibit 10(1) of registrant's Annual Report on
                      Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form
                      10-K dated March 25, 1992; Amendment thereto dated as of December 3, 1992 and
                      Amendment thereto dated as of December 15, 1992, both of which are incorporated by reference to Exhibit 10(q) of registrant's Annual Report on Form 10-K dated March 24,
                      1993; and Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(o) of registrant's Annual Report on Form 10-K dated March 30, 1995.
               (n)    Split Dollar Agreement dated as of February 1, 1990 between registrant and Hugh L.           *
                      McColl III, as Trustee for the benefit of Hugh L. McColl, Jr. and Jane S. McColl, incorporated by reference to Exhibit 10(s) of registrant's Annual Report on Form 10-K dated March 27, 1991.
               (o)    NationsBank Corporation Benefit Security Trust dated as of June 27, 1990,                    *
                      incorporated by reference to Exhibit 10(t) of registrant's Annual Report on Form 10-K dated March 27, 1991; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of registrant's Annual Report on Form 10-K dated March 24, 1993; and Trustee Removal/Appointment Agreement dated as of December
                      19, 1995.
               (p)    The NationsBank Retirement Savings Restoration Plan, as effective January 1, 1994,           *
                      incorporated by reference to Exhibit 10(t) of registrant's Annual Report on Form 10-K dated March 30, 1994.
               (q)    Employment Arrangement with Fredric J. Figge, II dated July 27, 1987, incorporated by        *
                      reference to Exhibit 10(tt) of registrant's Annual Report on Form 10-K dated March
                      25, 1992.
               (r)    NationsBank Corporation Executive Incentive Compensation Plan, as effective January          *
                      1, 1994 and Amendment thereto dated as of September 28, 1994, both of which are incorporated by reference to Exhibit 10(v) of registrant's Annual Report on Form 10-K dated March 30, 1995.
               (s)    NationsBank Corporation Key Employee Deferral Plan, as effective October 1, 1994,            *
                      incorporated by reference to Exhibit 10(w) of registrant's Annual Report on Form 10-K dated March 30, 1995.
               (t)    NationsBank Corporation Director Deferral Plan, as effective January 1, 1995,                *
                      incorporated by reference to Exhibit 10(x) of registrant's Annual Report on Form 10-K dated March 30, 1995.
               (u)    Special Trust Agreement under The NationsBank Pension Plan, as effective December 31,        *
                      1994, incorporated by reference to Exhibit 10(y) of registrant's Annual Report on
                      Form 10-K dated March 30, 1995.
               (v)    NationsBank Corporation Key Employee Stock Plan, incorporated by reference to Exhibit        *
                      10 of registrant's Quarterly Report on Form 10-Q dated May 15, 1995.
               (w)    Noncompetition Agreement with James W. Thompson dated January 31, 1996.                      *
               (x)    Supplemental Retirement Agreement with James W. Thompson dated January 31, 1996.             *
    11.        Earnings per share computation.
    12.        (a) Ratio of Earnings to Fixed Charges.
               (b) Ratio of Earnings to Fixed Charges and Preferred Dividends.
    13.        1995 Annual Report to Shareholders. This exhibit contains only those portions of the Annual
               Report that are incorporated by reference.
    14.        Not Applicable.
    15.        Not Applicable.
    16.        None.
    17.        Not Applicable.

                                      E-4

EXHIBIT NO.                                            DESCRIPTION
    18.        None.
    19.        Not Applicable.
    20.        Not Applicable.
    21.        List of Subsidiaries of Registrant.
    22.        None.
    23.        Consent of Price Waterhouse LLP.
    24.        (a) Power of Attorney.
               (b) Corporate Resolution.
    25.        Not Applicable.
    26.        Not Applicable.
    27.        Financial Data Schedule.
    28.        None.
    99.        None.

* Denotes executive compensation plan or arrangements.
                                      E-5