Form 10-Q
period 1996-03-31
NATIONSBANK CORP
filed 1996-05-10
CIK 70858

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  Form 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     For the quarterly period ended         March 31, 1996
                                    ------------------------------

                                      OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

       For the transition period from                   to
                                    -------------------    -----------------

                    Commission file number   1-6523
                                            --------

                           NationsBank Corporation
       ---------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                 North Carolina                         56-0906609
       -----------------------------------    ------------------------------
           (State or other jurisdiction             (I.R.S. Employer
          of incorporation or organization)         Identification No.)

          NationsBank Corporate Center, Charlotte, North Carolina 28255
       ---------------------------------------------------------------------
              (Address of principal executive offices and zip code)
                                 (704) 386-5000

       ---------------------------------------------------------------------
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

On April 30, 1996, there were 299,472,502 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

March 31, 1996 Form 10-Q

Index

                                                                           Page
                                                                           ----

Part I.   Financial Information

Item 1.   Financial Statements

             Consolidated Statement of Income for the Three Months
             Ended March 31, 1996 and 1995.................................  3

             Consolidated Balance Sheet on March 31, 1996 and
             December 31, 1995.............................................  4

             Consolidated Statement of Cash Flows for the Three Months Ended
             March 31, 1996 and 1995.......................................  5

             Consolidated Statement of Changes in Shareholders' Equity for
             the Three Months Ended March 31, 1996 and 1995................  6

             Notes to Consolidated Financial Statements....................  7

Item 2.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition.............................................  11

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K................................. 40

Signature.................................................................. 41

Index to Exhibits.......................................................... 42

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
- -------------------------------------------------------------------------------------------------------------
(Dollars in Millions Except Per-Share Information)

                                                               																		        Three Months
                                                               																		       Ended March 31
                                                                                 ----------------------------
                                                                                      1996 				         1995
                                                                                 ----------------------------
Income from Earning Assets
     Interest and fees on loans................................................  $   2,573 		      $  	2,176
     Lease financing income....................................................         66 		             50
     Interest and dividends on securities
         Held for investment...................................................         58 		            234
         Available for sale....................................................        356 		            106
     Interest and fees on loans held for sale..................................         25 		              1
     Interest on time deposits placed and other short-term investments.........         18 		             40
     Federal funds sold........................................................          8 		             16
     Securities purchased under agreements to resell...........................        183 		            214
     Trading account securities................................................        286 		            233
                                                                                 -----------------------------
          Total income from earning assets.....................................      3,573 		          3,070
                                                                                 -----------------------------
Interest Expense
     Deposits..................................................................        858 		            783
     Borrowed funds............................................................        651 		            598
     Trading account liabilities...............................................        191 		            222
     Long-term debt............................................................        316 		            160
                                                                                 -----------------------------
          Total interest expense...............................................      2,016 		          1,763
                                                                                 -----------------------------
Net interest income............................................................      1,557 		          1,307
Provision for credit losses....................................................        155 		             70
                                                                                 -----------------------------
Net credit income..............................................................      1,402 		          1,237
Gains on sales of securities...................................................         14 		              1
Noninterest income.............................................................        885 		            726
Other real estate owned expense................................................          - 		              2
Merger-related charge..........................................................        118 		              -
Other noninterest expense......................................................      1,394 		          1,288
                                                                                 -----------------------------
Income before income taxes.....................................................        789 		            674
Income tax expense.............................................................        276 		            231
                                                                                 -----------------------------
Net income.....................................................................  $     513 		      $     443
                                                                                 =============================
Net income available to common shareholders....................................  $     509 		      $     441
                                                                                 =============================
Per-share information
      Earnings per common share................................................  $    1.70 		      $    1.60
                                                                                 =============================
      Fully diluted earnings per common share..................................  $    1.67 		      $    1.58
                                                                                 =============================
      Dividends per common share...............................................  $     .58 		      $     .50
                                                                                 =============================
Average common shares issued (in thousands)....................................	   300,279 		        276,415
                                                                                 =============================

See accompanying notes to consolidated financial statements.

                                        3

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)
                                                               																	March 31	    December 31
																	                                                                 1996 			      1995
Assets
  Cash and cash equivalents................................................		 $   7,465 	   $  8,448
  Time deposits placed and other short-term investments....................			    1,026 			   	1,296
  Securities
   Held for investment, at cost (market value - $4,087 and $4,432).........			    4,104 				   4,432
   Available for sale......................................................			   17,771 			   19,415
                                                                              ----------------------------
    Total securities.......................................................			   21,875 			   23,847
                                                                              ----------------------------

  Loans held for sale......................................................			    2,221 				   1,663
  Federal funds sold.......................................................			      105 				     111
  Securities purchased under agreements to resell..........................			    6,088 			   	6,119
  Trading account assets...................................................			   19,569 			   18,867
  Loans and leases, net of unearned income.................................			  123,169 			  116,042
  Factored accounts receivable.............................................			    1,175 				     991
                                                                              ----------------------------
    Loans, leases and factored accounts receivable, net of unearned income.			  124,344 			  117,033
                                                                              ----------------------------
  Allowance for credit losses..............................................			   (2,253)			   (2,163)
  Premises, equipment and lease rights, net................................			    2,634 			    2,508
  Customers' acceptance liability..........................................			    1,134 				     918
  Interest receivable......................................................			    1,478 				   1,597
  Mortgage servicing rights................................................			      782 				     707
  Goodwill.................................................................			    1,438 				   1,139
  Core deposit and other intangibles.......................................			      376 				     375
  Other assets.............................................................			    6,093 				   4,833
                                                                              ----------------------------
																                                                           	  $ 194,375 		 $ 187,298
                                                                              ============================
Liabilities
  Deposits
    Noninterest-bearing....................................................		 $  24,101 		 $  23,414
    Savings................................................................			    9,479 			   	8,257
    NOW and money market deposit accounts..................................			   30,432 			   28,160
    Time...................................................................			   33,104 			   27,971
    Foreign time...........................................................			   12,506 			   12,889
                                                                              ----------------------------
     Total deposits........................................................			  109,622 			  100,691
                                                                              ----------------------------

  Federal funds purchased..................................................			    4,896 			    5,940
  Securities sold under agreements to repurchase...........................			   23,402 			   23,034
  Trading account liabilities..............................................			   11,109 			   15,177
  Commercial paper.........................................................			    2,883 				   2,773
  Other short-term borrowings..............................................			    4,317 				   4,143
  Liability to factoring clients...........................................			      681 				     580
  Acceptances outstanding..................................................			    1,134 				     918
  Accrued expenses and other liabilities...................................			    4,115 				   3,466
  Long-term debt...........................................................			   18,659 			   17,775
                                                                              ----------------------------
     Total liabilities.....................................................			  180,818 			  174,497
                                                                              ----------------------------

 Contingent liabilities and other financial commitments (Note 5)

Shareholders' Equity
  Preferred stock: authorized - 45,000,000 shares; issued - 5,346,543 and
                   2,473,081 shares.                                                176 				     105
  Common stock: authorized - 800,000,000 shares; issued - 299,317,787 and
                274,268,773 shares.                                               5,020 			    4,655
  Retained earnings.........................................................      8,353 			    7,826
  Other, including loan to ESOP trust.......................................          8 				     215
                                                                              ----------------------------
    Total shareholders' equity..............................................     13,557 			   12,801
                                                                              ----------------------------
                                                       		   															   $ 194,375 		  $ 187,298
                                                                              ============================
See accompanying notes to consolidated financial statements.

                                        4

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in Millions)
                                                           																		                         Three Months
																		                                                                                  Ended March 31
                                                                                            -----------------------------
																	                                                                                1996           1995
                                                                                            -----------------------------
Operating Activities
  Net income.........................................................................       $     513	      $    443
  Reconciliation of net income to net cash used by operating activities
    Provision for credit losses......................................................             155		           70
    Gains on sales of securities.....................................................             (14)            (1)
    Depreciation and premises improvements amortization..............................              75		           68
    Amortization of intangibles......................................................              26	    	       30
    Deferred income tax expense......................................................              43		           60
    Net change in trading instruments................................................          (4,803)        (3,459)
    Net decrease in interest receivable..............................................             190		         152
    Net increase (decrease) in interest payable......................................            (410)       		  81
    Net (increase) decrease in loans held for sale...................................            (557)		         32
    Net increase in liability to factoring clients...................................             102		          96
    Other operating activities.......................................................             150      	  	(507)
                                                                                            -----------------------------
      Net cash used by operating activities..........................................          (4,530)	      (2,935)
                                                                                            -----------------------------
Investing Activities
  Proceeds from maturities of securities held for investment.........................             332	     	    275
  Purchases of securities held for investment........................................              (2)		        (25)
  Proceeds from sales and maturities of securities available for sale................           9,757	        5,415
  Purchases of securities available for sale.........................................          (4,667)       (6,216)
  Net (increase) decrease in federal funds sold and securities
    purchased under agreements to resell.............................................             314	       (2,576)
  Net (increase) decrease in time deposits placed and other short-term investments...	            252	        	(591)
  Net originations of loans and leases...............................................          (2,329)       (2,873)
  Purchases of loans and leases......................................................    	     (1,499)		       (793)
  Proceeds from sales and securitizations of loans and leases........................   	       2,414		         262
  Purchases and originations of mortgage servicing rights............................	           (107)       (517)
  Purchases of factored accounts receivable..........................................	         (1,844)	      (1,963)
  Collections of factored accounts receivable........................................	          1,655         1,740
  Net purchases of premises and equipment............................................	            (79)		        (80)
  Proceeds from sales of other real estate owned.....................................	             42            56
  Sales/(acquisitions) of business activities, net of cash...........................	            (19)		       (155)
                                                                                            ------------------------------
    Net cash provided (used) by investing activities.................................	          4,220        (8,041)
                                                                                            ------------------------------
Financing Activities
  Net increase (decrease) in deposits................................................	            (10)		        273
  Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase..............................................	         (1,640)	       6,912
  Net increase (decrease) in other short-term borrowings and commercial paper........	            (19)	       1,050
  Proceeds from issuance of long-term debt...........................................	          1,753	        1,503
  Retirement of long-term debt.......................................................	           (455)		        (95)
  Proceeds from issuance of common stock.............................................	             35		          28
  Cash dividends paid................................................................	           (178)	    	   (140)
  Common stock repurchased...........................................................	           (157)		        (79)
  Other financing activities.........................................................	             (2)		        (83)
                                                                                            ------------------------------
    Net cash provided (used) by financing activities.................................	           (673)	       9,369
                                                                                            ------------------------------
Net decrease in cash and cash equivalents............................................	           (983)	      (1,607)
Cash and cash equivalents on January 1...............................................	          8,448	        9,582
                                                                                            ------------------------------
Cash and cash equivalents on March 31................................................       $   7,465	    $   7,975
                                                                                            ==============================

Loans transferred to other real estate owned amounted to $46 and $18 for the three months ended March 31, 1996 and 1995, respectively.


See accompanying notes to consolidated financial statements.

                                        5

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

(Dollars in Millions, Shares in Thousands)

																								                                                                                             Total
																								                                                                                             Share-
									                                      Preferred		     Common Stock		   Retained	    Loan to			             holders'
                                                           --------------------
									                                        Stock	     Shares      Amount  Earnings	   ESOP Trust     Other	    Equity
                                               -------------------------------------------------------------------------------

Balance on December 31, 1994..................   $ 111	     276,452    $ 4,740	 $ 6,451	     $ (76)      $ (215)	  $ 11,011
  Net income..................................			                                   443		       				                    443
  Cash dividends
    Common....................................				                                  (138)                              (138)
    Preferred.................................									                               (2) 						                         (2)
  Common stock issued under dividend
    reinvestment and employee plans...........				              517    	    23 			                            5		        28
  Common stock repurchased....................		             (1,551)       (79) 								  	                             (79)
  Valuation reserve for securities available
    for sale and marketable equity securities.													                                                  90		        90
  Other.......................................	     (1)							   (1)			                                      (5)		       (7)
                                                -------------------------------------------------------------------------------
Balance on March 31, 1995.....................   $ 110		    275,418    $ 4,684	  $ 6,753	    $ (76)      $ (125)	  $ 11,346
                                                ===============================================================================


Balance on December 31, 1995..................   $ 105		    274,269    $ 4,655	  $ 7,826	    $ (63)      $  278 	  $ 12,801
  Net income..................................									                              513 							                        513
  Cash dividends
    Common....................................									                             (174) 				                         (174)
    Preferred.................................									                               (4)						                          (4)
  Common stock issued under dividend
    reinvestment and employee plans...........				              831	        28						                            7 		      35
  Stock issued in acquisitions................	     73	    		26,305 	      491		      192 				                  2 		     758
  Common stock repurchased....................			           	(2,110)	     (157)									                                (157)
  Net change in unrealized gains/(losses)
    on securities available for sale and
    marketable equity securities..............													                                                 (215) 		   (215)
  Other.......................................	     (2)		        23	        3						                            (1)		       -
                                                ---------------------------------------------------------------------------------
Balance on March 31, 1996.....................   $ 176 	    299,318   $ 5,020 	   $ 8,353	    $ (63)       $   71	  $ 13,557
                                                ==================================================================================


See accompanying notes to consolidated financial statements.

                                       6

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

     The consolidated financial statements include the accounts of NationsBank Corporation and its subsidiaries (the Corporation). Significant intercompany accounts and transactions have been eliminated in consolidation.
     The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
     Accounting policies followed in the presentation of interim financial results are presented on pages 51, 52 and 53 of the 1995 Annual Report to Shareholders, incorporated by reference into the Annual Report on Form 10-K, for the year ended December 31, 1995.

Note 2 - Acquisition Activity

     On January 9, 1996, the Corporation completed the acquisition of Bank South Corporation (Bank South), headquartered in Atlanta, Georgia. Each outstanding share of Bank South common stock was converted into .44 shares of Corporation common stock, resulting in the net issuance of 26,304,617 shares of common stock by the Corporation. Bank South's total assets, total deposits and total shareholders' equity were $7.4 billion, $5.1 billion and $685 million, respectively, on the date of acquisition. This acquisition was accounted for as a pooling of interests and does not have a material impact on the results of operations or financial condition of the Corporation.
     During January and February 1996, the Corporation acquired a banking organization in Florida and one in Texas. Combined total loans and total deposits acquired were $3.1 billion and $3.9 billion, respectively. These acquisitions were accounted for as purchases.
     During the first quarter of 1996, the Corporation recorded a merger-related charge of $118 million pre-tax, as discussed in Note 7.
     The Corporation had ownership of 42 percent of Charter Bancshares, Inc. (Charter), a multi-bank holding company headquartered in Houston, Texas. On January 25, 1996, the Corporation entered an agreement to acquire the remaining outstanding common shares of Charter for 1.4 million shares of the Corporation's common stock. Charter had total assets and total deposits of $896 million and $732 million, respectively, on March 31, 1996. This acquisition will be accounted for as a purchase. The acquisition is subject to approval by Charter shareholders and is expected to be completed in the second quarter of 1996.
     On February 15, 1996, NationsCredit Commercial Corporation, a wholly owned subsidiary of the Corporation, entered into an agreement to acquire LDI Corporation (LDI) by purchasing all of the outstanding shares of capital stock of LDI at an aggregate purchase price of approximately $28 million, payable in cash. On March 31, 1996, LDI had assets of $285 million. This acquisition was accounted for as a purchase and was consummated on April 29, 1996.
     On April 25, 1996, the Corporation entered into an agreement to acquire from Bluebonnet Savings Bank, FSB (Bluebonnet) 21 branches, with aggregate deposits at March 31, 1996 of $992 million, for approximately $47 million, payable in cash. This acquisition will be accounted for as a purchase. The acquisition is subject to approval by Bluebonnet shareholders and various regulatory agencies and is expected to be completed in the third quarter of 1996.
     On April 26, 1996, the Corporation agreed to acquire TAC Bancshares, Inc.
(TAC) and its subsidiary, Chase Federal Bank FSB (Chase Federal), headquartered in Miami, Florida, for approximately $280 million, in the aggregate, payable in cash. On March 31, 1996, TAC and Chase Federal had total assets and total deposits of $2.8 billion and $2.0 billion, respectively. These acquisitions will be accounted for as purchases. The acquisitions are subject to approval by Chase Federal shareholders and various regulatory agencies and are expected to be completed simultaneously in the third quarter of 1996.
     The acquisitions discussed above are not expected to have a material impact on the results of operations or financial condition of the Corporation.

Note 3 - Trading Account Assets and Liabilities

     The fair values of the components of trading account assets and liabilities on March 31, 1996 and December 31, 1995 and the average market values for the three months ended March 31, 1996 were (dollars in millions):

                                                                         First
                                                                        Quarter
                                                 March 31  December 31    1996
                                                   1996       1995      Average
                                                 ------------------------------
Securities owned
  U.S. Treasury securities.....................  $ 10,596   $ 10,364   $ 12,774
  Securities of other U.S. Government agencies
    and corporations...........................     1,675      1,508      1,747
  Certificates of deposit, bankers' acceptances
    and commercial paper.......................       515        555        981
  Corporate debentures.........................       784      1,443      1,170
    Foreign sovereign instruments..............       685        576         74
    Other securities...........................     1,034        402      1,467
                                                 ------------------------------
      Total securities owned...................    15,289     14,848     18,213
Derivatives-dealer positions...................     4,280      4,019      3,534
                                                 ------------------------------
      Total trading account assets.............  $ 19,569   $ 18,867   $ 21,747
                                                 ==============================

Short sales
  U.S. Treasury securities.....................  $  6,488   $ 11,066   $ 11,161
  Securities of other U.S. Government agencies
    and corporations...........................         5         16         14
    Corporate debentures.......................       509        683        502
    Other securities...........................       331         17        808
                                                 ------------------------------
      Total short sales........................     7,333     11,782     12,485
Derivatives-dealer positions...................     3,776      3,395      3,070
                                                 ------------------------------
      Total trading account liabilities........  $ 11,109   $ 15,177   $ 15,555
                                                 ==============================

     Derivative-dealer positions presented in the table above represent the fair values of interest rate, foreign exchange, equity and commodity-related products, including financial futures, forward settlement and option contracts and swap agreements associated with the Corporation's derivative trading activities.

Note 4 - Debt

     In the first quarter of 1996, the Corporation issued $752 million of senior notes due 2001 to 2006, $257 million of which bear interest at floating rates and $495 million of which bear interest at fixed rates ranging from 5.60 % to
6.95 %. Subordinated notes in the amount of $401 million were issued, due 2006 through 2011 with interest rates ranging from 6.375 % to 7.383 %.
      Of debt issued in the three months ended March 31, 1996, $896 million of fixed-rate debt with rates ranging from 5.60 % to 7.383 % was swapped to floating rates at spreads over LIBOR.
          Under the bank note program jointly maintained by NationsBank, N.A., NationsBank, N.A. (South) and NationsBank of Texas, N.A., bank notes may be offered from time to time up to $9.0 billion with fixed or floating rates and maturities from 30 days to 15 years from date of issue. On March 31, 1996, there were short-term bank notes outstanding of $3.1 billion. In addition, NationsBank of Texas, N.A. and NationsBank, N.A. together had outstanding bank notes of $2.5 billion on March 31, 1996 that were classified as long-term debt.
          On March 15, 1996, the Corporation redeemed $300 million of 10 1/2% subordinated notes, due 1999.
          Between March 31, 1996 and May 7, 1996, the Corporation issued an additional $155 million of senior notes due 2002 to 2006, $15 million of which bears interest at a floating rate and $140 million of which bear interest at fixed rates ranging from 6.65 % to 7.125 %. During this same period, the Corporation issued a $25 million subordinated note bearing interest at 7.58 %, maturing in 2011. As of May 7, 1996, the Corporation had approximately $2.1 billion of capacity available under its existing shelf registration statement and $1.2 billion available under a Euro medium-term note program.
          On March 31, 1996 and December 31, 1995, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion which will expire in 1997. These lines were supported by fees paid directly by the Corporation to unaffiliated banks.

Note 5 - Commitments and Contingencies

     The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding (dollars in millions):

                                          March         December
                                           1996           1995
- -----------------------------------------------------------------
Commitments to extend credit
   Credit card commitments............  $   22,296     $   21,033
   Other loan commitments.............      66,797         66,638
Standby letters of credit and
   financial guarantees...............       8,592          8,356
Commercial letters of credit..........         922            986


     On March 31, 1996 and December 31, 1995, indemnified securities lending transactions totaled $2.5 billion and $2.6 billion, respectively. Collateral, with a market value of $2.6 billion and $2.7 billion for the respective periods, was obtained by the Corporation in support of these transactions.
     On March 31, 1996, the Corporation had commitments to purchase and sell when-issued securities of $5.9 billion and $6.1 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $4.4 billion and $4.3 billion, respectively, on December 31, 1995.
     See Tables 12 and 13 and the accompanying discussion in Item 2 regarding the Corporation's derivatives used for risk management purposes.
     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries, and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws. Management believes, based upon the advice of counsel, that these actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Note 6 - Loans, Leases and Factored Accounts Receivable

     The distribution of loans, leases and factored accounts receivable on March 31, 1996 and December 31, 1995 was as follows (dollars in millions):

                                        March 31                 December 31
                                          1996                      1995
                                 ---------------------   ---------------------
                                   Amount    Percent        Amount    Percent
- ------------------------------------------------------------------------------
Domestic
  Commercial.....................$  50,375      40.6 %   $  47,989      41.0 %
  Real estate commercial.........    6,131       4.9         6,183       5.3
  Real estate construction.......    3,154       2.5         2,976       2.5
                                 ---------------------   ---------------------
    Total commercial.............   59,660      48.0        57,148      48.8
                                 ---------------------   ---------------------
  Residential mortgage...........   27,667      22.3        24,026      20.6
  Credit card....................    5,741       4.6         6,532       5.6
  Other consumer.................   23,615      19.0        22,287      19.0
                                 ---------------------   ---------------------
    Total consumer...............   57,023      45.9        52,845      45.2
                                 ---------------------   ---------------------
  Lease financing................    3,398       2.7         3,264       2.8
  Factored accounts receivable...    1,175        .9           991        .8
                                 ---------------------   ---------------------
                                   121,256      97.5       114,248      97.6
                                 ---------------------   ---------------------
  Foreign........................    3,088       2.5         2,785       2.4
                                 ---------------------   ---------------------

Total loans, leases and factored
    accounts receivable, net
    of unearned income...........$ 124,344     100.0 %   $ 117,033     100.0 %
                                 =====================   =====================

     On March 31, 1996, the recorded investment in certain loans that were considered to be impaired was $554 million, all of which were classified as nonperforming. Impaired loans on March 31, 1996 were comprised of commercial loans of $359 million, real estate commercial loans of $180 million and real estate construction loans of $15 million. Of these impaired loans, $376 million had a valuation allowance of $58 million and $178 million did not have a valuation allowance primarily due to the application of interest payments against book balances or write-downs previously made with respect to these loans.
     On March 31, 1996 and December 31, 1995, nonperforming loans, including certain loans which are considered to be impaired, totaled $841 million and $706 million, respectively. Other real estate owned amounted to $144 million and $147 million on March 31, 1996 and December 31, 1995, respectively.

Note 7 - Merger-Related Charge

     During the first quarter of 1996, primarily in connection with the acquisition of Bank South, the Corporation recorded a pre-tax merger-related charge of $118 million. The charge consisted of $34 million of severance costs, $28 million for facilities consolidations and branch closures, $11 million related to cancellations of contractual obligations, and other merger-related expenses. Of the $118 million accrued charge, approximately $77 million remained at March 31, 1996 and is expected to be used in 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Earnings Review
     The continued operating momentum under way at the Corporation was demonstrated through a 33-percent increase in operating net income to $590 million, or $1.95 per share, in the first quarter of 1996 over the same quarter of 1995. Including a one-time merger-related charge of $118 million ($77 million, net of tax), the Corporation earned $513 million in the first quarter of 1996.
     Key performance highlights for the first quarter of 1996 were:

     Operating return on average common shareholders' equity rose to 18.07 percent in the first quarter of 1996 compared to 16.03 percent in the first quarter of 1995. Including the merger-related charge, the return on average common shareholders' equity was 15.71 percent.

     Taxable-equivalent net interest income increased 19 percent to $1.6 billion in the first quarter of 1996 over the same prior year quarter due to 12-percent internal growth in average loans and leases, higher spreads in the securities portfolio and the impact of acquisitions.

     Noninterest income increased 22 percent to $885 million in the first quarter of 1996 over the first quarter of 1995, driven primarily by higher investment banking fees, service fees and mortgage servicing fees.

     Revenue growth continued to outpace expense growth in the first quarter of 1996, improving the efficiency ratio to 56.4 percent compared to 62.5 percent in the first quarter of 1995.

     Excluding the impact of acquisitions, noninterest expense increased 3 percent during the first quarter of 1996 compared to the first quarter of 1995. Including the impact of acquisitions, noninterest expense increased 8 percent.

     Provision for credit losses increased to $155 million for the first quarter of 1996 compared to $70 million for the first quarter of 1995, reflecting both growth in consumer lending as well as the continuation of a return to more normalized levels following periods of unusually low net credit losses.
Nonperforming assets increased to $985 million on March 31,      1996 compared
to $853 million at the end of 1995, due principally to acquisitions.

Business Unit Operations
     The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. The Corporation manages its business activities through three major Business Units: the General Bank, Global Finance and Financial Services. The Business Units are managed with a focus on numerous performance objectives including return on equity, operating efficiency and net income. Table 2 summarizes key performance measures for each of the Business Units.
     The net interest income of the Business Units reflects a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each Business Unit based on an assessment of its inherent risk.

     The General Bank includes the Banking Group, which contains the retail banking network and is the service provider for the consumer sector as well as small and medium-size companies. Within the General Bank, specialized services, such as the origination and servicing of home mortgage loans, the issuance and servicing of credit cards, indirect lending, dealer finance and certain insurance services, are provided throughout the Corporation's franchise, and on a nationwide basis for certain products, through the Financial Products Group. The General Bank also contains the Asset Management Group which contains NationsBank Investments and Investment Management, which includes the full-service and discount brokerage companies and provides mutual fund and investment management services, and the Private Client Group, which offers investment management, banking and fiduciary services.
     The General Bank earned $386 million in the first quarter of 1996, an increase of 55 percent over the same period in 1995. The Banking Group's 15-percent loan growth net of acquisitions and growth in deposit fee income reflected the full impact of recent acquisitions and accounted for most of the General Bank's increased earnings over the same period last year. The General Bank's return on equity rose 500 basis points to 22 percent in the first quarter of 1996 compared to the first quarter of 1995. Taxable-equivalent net interest income in the General Bank increased $245 million reflecting the impact of acquisitions, broad-based loan growth and deposit cost containment efforts. Acquisitions accounted for just under one-half of the net interest income growth. Excluding acquisitions, loan growth of $9.5 billion was driven by residential mortgage loans, up $6.3 billion, and credit card loans, up $2.0 billion net of securitizations.
     Noninterest income rose 21 percent from the first quarter of 1995 to $580 million in the first quarter of 1996 led by increases in deposit service fee income, acquisition-related mortgage servicing fees and brokerage income. Noninterest expense increased 6 percent, significantly below the total revenue growth of 25 percent. Acquisition-related increases in personnel and higher general operating expense accounted for most of the year-over-year growth. These increases were partly offset by reduced deposit insurance expense and the continued optimization of General Bank's retail banking center delivery network combined with efficiencies gained in commercial banking. Strong revenue growth, a moderate increase in operating expense and the initial integration of recent acquisitions led to the improvement in the efficiency ratio, down to 58.4% compared to 68.6% in the same period in 1995.
     Global Finance provides comprehensive corporate banking and investment banking services to domestic and international customers. This unit includes the Corporate Finance, Specialized Lending and Capital Markets groups. Treasury management, loan syndication, asset-backed lending, leasing, factoring and arrangement of asset-backed and project financing for clients are representative of the services provided by Global Finance. The Capital Markets group underwrites, trades and distributes a wide range of securities (including bank-eligible securities and, to a limited extent, bank-ineligible securities as authorized by the Board of Governors of the Federal Reserve System under Section 20 of the Glass-Steagall Act) and trades and distributes financial futures, forward settlement contracts, option contracts, swap agreements and other derivative products in certain interest rate, foreign exchange, commodity and equity markets and spot and forward foreign exchange contracts through two principal units, NationsBanc - CRT (CRT) and NationsBanc Capital Markets, Inc.
(NCMI).

     Global Finance earned $167 million in the first quarter of 1996 compared to $163 million in the first quarter of 1995. The return on equity increased to 18 percent versus 17 percent in the same period a year ago. Taxable-equivalent net interest income for the first quarter of 1996 was $278 million compared to $304 million in the first quarter of 1995 due to narrower commercial loan spreads resulting from the Corporation's increased use of medium and long-term debt to fund loan growth and increased competitive pressure on commercial loan pricing, and the Corporation's efforts to reduce commercial real estate outstandings in Corporate Finance and Specialized Lending.
     Noninterest income in the first quarter of 1996 increased 20 percent over the same period last year driven by strong investment banking fees, which more than doubled to $97 million in the first quarter of 1996, and a gain on the sale of Panmure Gordon, the Corporation's British brokerage firm. Partly offsetting these increases were lower trading income and foreign exchange losses. Noninterest expense for the period rose just 3 percent leading to an improved
51.7 percent efficiency ratio, compared to 52.1 percent in the first quarter of 1995.
     Financial Services is composed of the holding company, NationsCredit Corporation, which includes NationsCredit Consumer Corporation, primarily a consumer finance operation, and NationsCredit Commercial Corporation, primarily a commercial finance operation. NationsCredit Consumer Corporation provides personal, mortgage and automobile loans to consumers and retail finance programs to dealers. NationsCredit Commercial Corporation consists of six divisions that specialize in one or more of the following commercial financing areas: equipment loans and leasing; loans for debt restructuring, mergers and acquisitions and working capital; real estate, golf/recreational and health care financing; and inventory financing to manufacturers, distributors and dealers.
     Financial Services' earnings of $36 million in the first quarter of 1996 increased 38 percent over the same period in 1995. This improvement was the result of a $1.1-billion, or 17-percent, growth in average loans and leases. Market demand in the commercial real estate and distribution finance business coupled with consumer lending resulting primarily from new office expansion contributed to loan growth. The increase in provision for credit losses was driven mainly by loan growth, but also by higher loss rates. The net interest yield of 7.45 percent was up 29 basis points from 1995, due principally to lower funding costs. Noninterest income grew nearly 70 percent to $27 million in the first quarter, reflecting increased warrant gains, higher loan prepayment fees and insurance commissions. Noninterest expense increased $20 million, or 34 percent, driven by office consolidation costs and higher personnel expense associated with the expansion of consumer finance operations. The return on equity rose to 13 percent in the first quarter of 1996 compared to 12 percent in the same period in 1995.

Results of Operations

Net Interest Income
     An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters is presented in Table 3.
     Taxable-equivalent net interest income increased $249 million to $1.6 billion in the first quarter of 1996 compared to the first quarter of 1995. The increase was attributable to internal loan growth of 12 percent, higher spreads in the securities portfolio and acquisitions of several banking operations. The increase was partially offset by the use of higher cost market-based funds and term debt. As the growth in earning assets has outpaced customer deposit growth, the Corporation has shifted to alternative funding sources such as term debt.

     Of the $502-million increase in interest income, $532 million was due to higher average earning assets (primarily average loans and leases), which was partially offset by a $30-million decrease resulting from lower yields on all average earning assets except for securities. Interest expense increased by $253 million with $294 million resulting from higher levels of average interest-bearing liabilities (primarily securities sold under agreements to repurchase and long-term debt), which more than offset the $41-million impact of lower rates on average interest-bearing liabilities.
     Loan growth is expected to continue, but is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product or geographic concentrations.
     The net interest yield of 3.43 percent in the first quarter of 1996 reflected the funding of earning asset growth principally with market-based funds and term debt and the addition of $5.5 billion in low-spread trading-related assets when compared to the first quarter of 1995. Had the relative mix of low-spread trading-related assets to total average earning assets remained constant in the first quarter of 1996 compared to the same period in 1995, the first quarter net interest yield in 1996 would have been
3.50 percent.

Provision for Credit Losses
     The provision for credit losses was $155 million in the first quarter of 1996 compared to $70 million in the first quarter of 1995, reflecting the continuing shift in the mix of the loan portfolio towards consumer lending as well as the industry-wide trend towards higher losses compared to unusually low levels in prior periods. Net charge-offs in the first quarter of 1996 increased to $155 million from $83 million in the comparable 1995 period due to higher credit card and other consumer net charge-offs. Both higher levels of consumer loans and loss rates contributed to the higher charge-offs. Management expects the higher level of charge-offs experienced in the first quarter of 1996 to continue as the Corporation continues its efforts to shift the mix of the loan portfolio to a higher consumer concentration, and credit losses continue to return to more normalized levels.
     The allowance for credit losses was $2.3 billion, or 1.81 percent of net loans, leases and factored accounts receivable, on March 31, 1996 compared to $2.2 billion, or 1.85 percent, on December 31, 1995. The allowance for credit losses was 268 percent of nonperforming loans on March 31, 1996 compared to 306 percent on December 31, 1995. Future economic conditions will impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

Gains on Sales of Securities
     Gains on the sales of securities were $14 million in the first quarter of 1996 compared to $1 million in the first quarter of 1995, primarily reflecting the Corporation's sales of lower-yielding U.S. Treasuries and certain securities acquired in acquisitions.

Noninterest Income
     As presented in Table 4, noninterest income increased $159 million to $885 million in the first quarter of 1996, reflecting diverse fee generating activities as described below:

* Service charges on deposit accounts increased $52 million, or 25 percent, over the first quarter of 1995, attributable to growth in the number of households served, in part due to acquisitions, and higher fees.
* Mortgage servicing and related fees grew $26 million, or 124 percent, to $47 million in the first quarter of 1996, primarily due to acquisitions of several mortgage banking operations and servicing portfolios. The average portfolio of loans serviced more than doubled from $40.6 billion in the first quarter of 1995 to $83.1 billion in the first quarter of 1996. Mortgage loan originations through the Corporation's mortgage banking subsidiary increased $1.6 billion to $3.1 billion in the first quarter of 1996 compared to $1.5 billion one year earlier, primarily reflecting changes in the interest rate environment.
* Origination volume in the first quarter of 1996 consisted of approximately $1.2 billion of retail loan volume and $1.9 billion of correspondent loan volume.
     In conducting its mortgage banking activities, the Corporation is exposed to fluctuations in interest rates. Loans originated for sale to third parties expose the Corporation to interest rate risk for the period between loan commitment date and subsequent delivery. Additionally, the value of the Corporation's mortgage servicing rights is affected by changes in prepayment rates. To manage risks associated with mortgage banking activities, the Corporation enters into various instruments including option contracts, forward delivery contracts and certain rate swaps. The contract notional amount of these instruments approximated $6.9 billion on March 31, 1996. Net unrealized gains associated with these contracts were $20.8 million on March 31, 1996.
* Investment banking income totaled $99 million in the first quarter of 1996, an increase of 102 percent over the first quarter of 1995, primarily reflecting higher gains on venture capital sales and increased debt underwriting volume. The Global Finance syndication group was agent or co-agent on 84 deals totaling $37.8 billion this quarter, compared to 64 deals totaling $56.5 billion in the first quarter of 1995. Additionally, fee income associated with the Capital Markets group's asset-backed financing arrangements on behalf of customers increased as this group arranged 14 asset-backed financings totaling $1.8 billion in the first quarter of 1996.
* Other service fee income increased 55 percent to $45 million in the first quarter of 1996 compared to the first quarter of 1995. The $16 million increase was primarily due to increased fees associated with leasing activities and acquisitions.
* Asset management and fiduciary service fees declined $5 million, principally reflecting the sale of Corporate Trust, the Corporation's trust business that dealt with bond servicing and administration.
* Miscellaneous income totaled $103 million in the first quarter of 1996, an increase of $26 million, or 34 percent, over the first quarter of 1995. Miscellaneous income included certain prepayment fees and net gains on sales of miscellaneous investments and business activities, premises, venture capital investments and other similar items.
* Trading account profits and fees, including foreign exchange income, totaled $68 million in the first quarter of 1996, a decrease of $15 million from $83 million for the same period in 1995 primarily due to a lower level of foreign exchange income.

     An analysis of trading account profits and fees by major business activity follows (in millions):

                            Three Months Ended
                                March 31
                            ------------------
                              1996    1995
                            ------------------
Securities trading            $ 10   $ 35
Interest rate contracts         56     24
Foreign exchange contracts      (7)     9
Other                            9     15
                            ------------------
                              $ 68   $ 83
                            ==================


     In addition to trading account profits and fees, the Capital Markets group also generates investment banking income and brokerage income as described above.

Noninterest Expense
     As presented in Table 5, the Corporation's noninterest expense increased 8 percent to $1.4 billion in the first quarter of 1996 compared to $1.3 billion for the same period one year earlier. Excluding the impact of acquisitions, noninterest expense increased only 3 percent in the first quarter of 1996 compared to the first quarter of 1995.
     Increased expenditures in selected areas to increase revenue growth, such as enhancing customer sales and optimizing product delivery channels, contributed to the year-over-year increase. These increases were partially offset by lower deposit insurance, lower expenses as a result of selling the merchant discount credit card unit at the end of the first quarter of 1995 and Corporate Trust in the fourth quarter of 1995 and expense savings associated with streamlining and consolidating the infrastructure of several General Bank administrative and support areas as well as modifying certain business activities.
     A summary of the significant components of noninterest expense for the first quarter of 1996 compared to the first quarter of 1995 is as follows:
* Personnel expense increased $37 million over 1995, primarily due to the impact of acquisitions. Excluding the $33 million impact of acquisitions, personnel expense remained relatively flat between the first quarter of 1996 and the first quarter of 1995.
* Equipment expense increased 14 percent to $106 million in the first quarter of 1996 over the first quarter of 1995, reflecting enhancements to computer resources and product delivery systems.
* Marketing expense increased $9 million to $67 million in the first quarter of 1996, primarily attributable to the Corporation's sponsorship of the 1996 Olympic Summer Games.
* Professional fees increased $12 million to $49 million in the first quarter of 1996 compared to the first quarter of 1995. This increase was primarily due to an increase in consulting fees for projects to enhance revenue growth.
* The Corporation's deposit insurance expense decreased $44 million, or 86 percent, to $7 million in the first quarter of 1996 from $51 million in the first quarter of 1995, primarily reflecting reductions in insurance rates charged by the FDIC beginning June 1, 1995.

* The Corporation's combined other general operating expenses increased $59 million to $148 million in the first quarter of 1996 compared to the first quarter of 1995. Included in the first quarter 1996 expense was a $40-million pre-tax charge reflecting the estimated loss associated with fraudulent commercial loan transactions. Management currently anticipates no additional charges will be incurred in connection with these transactions.

Income Taxes
     The Corporation's income tax expense was $276 million in the first quarter of 1996 compared to $231 million for the same period of 1995. The effective tax rate was 35.0 percent of pretax income in the first quarter of 1996, compared to
34.8 percent for the full year 1995 and 34.3 percent in the first quarter of 1995.

Balance Sheet Review And Liquidity Risk Management
     The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and capital position.
     Table 6 provides an analysis of the sources and uses of funds for the quarters ended March 31, 1996 and 1995 based on average levels. Market-based funds increased $7.3 billion during the first quarter of 1996 over the same period during 1995, but comprised a smaller portion of total sources of funds, at 35 percent for the first quarter of 1996 compared to 38 percent during the first quarter of 1995. Average long-term debt increased $10.0 billion in the first quarter of 1996 over levels for the comparable 1995 period and represented 9 percent of total sources of funds compared to 5 percent during the same period of 1995.
     Customer-based funds increased $9.6 billion in the first quarter of 1996 compared to the first quarter of 1995 primarily due to deposits acquired in recent acquisitions. As a percentage of total sources, customer-based funds decreased to 45 percent in the first quarter of 1996 from 47 percent in the first quarter of 1995.
     Loans and leases, the Corporation's primary use of funds, increased $19.5 billion during the first quarter of 1996 compared to the same period of 1995 and comprised 59 percent of total uses of funds for both periods. The ratio of average loans and leases to customer-based funds increased to 132 percent in the first quarter of 1996 compared to 124 percent in the first quarter of 1995 due to strong loan growth, including acquisitions, and the use of market-based funds and term debt to support earning asset growth.
     Cash and cash equivalents were $7.5 billion on March 31, 1996, a decrease of $983 million from December 31, 1995. During the first quarter of 1996, net cash used in operating activities was $4.5 billion, net cash provided by investing activities was $4.2 billion and net cash used in financing activities was $673 million. For further information on cash flows, see the Consolidated Statement of Cash Flows in the consolidated financial statements.
     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation assesses the level of liquidity necessary to meet its cash requirements by monitoring its assets and liabilities and modifying these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. The following discussion provides an overview of significant on- and off-balance sheet components.

Securities
     The securities portfolio on March 31, 1996 consisted of securities held for investment totaling $4.1 billion and securities available for sale totaling $17.8 billion compared to $4.4 billion and $19.4 billion, respectively, on December 31, 1995.
     On March 31, 1996, the market value of the Corporation's portfolio of securities held for investment reflected net unrealized depreciation of $17 million. On December 31, 1995, the market value of securities held for investment equaled the book value of the portfolio.
     The valuation reserve for securities available for sale and marketable equity securities increased shareholders' equity by $111 million on March 31, 1996, reflecting pretax appreciation of $31 million and $144 million on securities available for sale and marketable equity securities, respectively. The valuation reserve increased shareholders' equity by $323 million on December 31, 1995. The decrease in the valuation reserve was primarily attributable to maturities and sales of securities during the first quarter of 1996 as well as the general increase in interest rates when comparing December 31, 1995 to March 31, 1996.
     The estimated average maturities of the securities held for investment and securities available for sale portfolios were 1.45 years and 4.69 years, respectively, on March 31, 1996 compared with 1.65 years and 2.96 years, respectively, on December 31, 1995, a reflection of mortgage-backed securities obtained primarily through acquisitions and the investment activity and maturities and sales which occurred during the first quarter of 1996.

Nonperforming Assets
     As presented in Table 7, on March 31, 1996, nonperforming assets were $985 million, or .79 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $853 million, or .73 percent, on December 31, 1995. Nonperforming loans increased to $841 million on March 31, 1996 from $706 million on December 31, 1995. Approximately one-half of the increase in nonperforming loans was related to acquisitions while the remainder was attributable to the continuation of a return to more normal levels of credit quality. The allowance coverage of nonperforming loans was 268 percent on March 31, 1996 compared to 306 percent on December 31, 1995.

Allowance for Credit Losses
     The Corporation's allowance for credit losses was $2.3 billion on March 31, 1996 compared to $2.2 billion on December 31, 1995. Table 8 provides an analysis of the changes in the allowance for credit losses. The provision for credit losses was $85 million higher in the first quarter of 1996 than in the first quarter of 1995, primarily as a result of growth and higher charge-offs in the consumer loan portfolio, which typically has higher loss levels than other types of lending, compared to unusually low levels in prior periods. Total net charge-offs increased $72 million in the current quarter to $155 million, or .50 percent of average loans, leases and factored accounts receivable, versus $83 million, or .32 percent, in the prior year's quarter. The increases were primarily concentrated in credit card and other consumer net charge-offs which increased $20 million and $24 million, respectively. The 45-percent growth in average credit card loan levels from the first quarter of 1995 to the first quarter of 1996 led to increased charge-offs which generally occur as the portfolios season. Additionally, an increase in the rate of personal bankruptcies in 1995 and into 1996 contributed to higher charge-offs.
Management anticipates that the credit losses experienced in the first quarter of 1996 reflect more typical loss levels for this type of lending than the lower charges experienced in prior periods and that losses at these or higher levels will continue for the near future. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

Concentrations of Credit Risk
     Real Estate - Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, OREO and other credit exposures are presented in Table 9. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.
     Total nonresidential real estate commercial and construction loans were $9.3 billion and $9.2 billion on March 31, 1996 and December 31, 1995, respectively, and declined as a percentage of net loans, leases and factored accounts receivable to 7 percent on March 31, 1996 from 8 percent on December 31, 1995. During the first quarter of 1996, the Corporation recorded real estate net charge-offs of $10 million, or .39 percent of average real estate loans, compared to $3 million, or .13 percent, in the first quarter of 1995. Nonperforming real estate commercial and construction loans totaled $195 million and $212 million on March 31, 1996 and December 31, 1995, respectively.
     The exposures included in Table 9 do not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security or as an abundance of caution, and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the table, on March 31, 1996, the Corporation had approximately $7.6 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.

     Other Industries - Table 10 presents selected industry credit exposures. Commercial loans, factored accounts receivable and lease financing are included in the table. Other credit exposures as represented include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position. Commercial loan outstandings as a percentage of net loans, leases and factored accounts receivable remained at 41 percent and totaled $50.4 billion and $48.0 billion on March 31, 1996 and December 31, 1995, respectively. Net charge-offs of commercial loans totaled $20 million, or .16 percent of average commercial loans in the first quarter of 1996 compared to $3 million, or .04 percent in the first quarter of 1995. See Note 6 to the consolidated financial statements for information regarding the distribution of loans on March 31, 1996 and December 31, 1995.
     Consumer - Total consumer loan outstandings on March 31, 1996 and December 31, 1995 were $57.0 billion and $52.8 billion, respectively. In addition to the credit card loans reported in the financial statements, on March 31, 1996, the Corporation managed $2.2 billion of credit card receivables which had been sold. Total average credit card receivables managed by the Card Services group totaled $7.6 billion in the first quarter of 1996 compared to $5.7 billion in the first quarter of 1995. In December 1995, the Corporation securitized approximately $1.1 billion of indirect auto loans. On a managed portfolio basis, that is, taking into account the credit card and indirect auto loan securitizations, net charge-offs as a percentage of average managed consumer loans in the first quarter of 1996 were 3.79 percent for credit card and 1.05 percent for other consumer loans. This compares to net charge-off ratios on a managed basis of
4.12 percent and 1.06 percent, respectively, for the fourth quarter of 1995 and
3.73 percent and .79 percent, respectively, for the first quarter of 1995.

Market Risk
     In the normal course of conducting business activities, the Corporation is exposed to market risk which includes both price and liquidity risk. Price risk arises from fluctuations in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the values of financial instruments. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current and future financial commitments or that the Corporation may not be able to liquidate financial instruments at market prices. Risk management procedures and policies have been established and are utilized to manage the Corporation's exposure to market risk. The strategy of the Corporation with respect to market risk is to maximize net income while maintaining an acceptable level of risk to changes in market rates. While achievement of this goal requires a balance between profitability, liquidity and market price risk, there are opportunities to enhance revenues through controlled risks. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are the securities portfolio and interest rate swaps, and management of the mix, yields or rates and maturities of assets and of the wholesale and retail funding sources of the Corporation.
     Table 11 represents the Corporation's interest rate gap position on March 31, 1996. Based on contractual maturities or repricing dates (or anticipated dates where no contractual maturity or repricing date exists), interest-sensitive assets and liabilities are placed in maturity categories. The Corporation's near-term cumulative interest rate gap position is a reflection of the strength of the customer-deposit gathering franchise which provides the Corporation with a relatively stable core deposit base. These funds have been deployed in longer-term interest earning assets, primarily loans and securities. A gap analysis is limited in its usefulness as it represents a one-day position, which is continually changing and not necessarily indicative of the Corporation's position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate movements.

     On March 31, 1996, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100-basis-point rise or fall in interest rates over the next 12 months was estimated to be less than 2 percent of net income when compared to stable rates. Additionally, on March 31, 1996, a 100-basis-point parallel increase in interest rates from March 31, 1996 levels was estimated to result in a change of less than 1 percent in the market value of the Corporation's total shareholders' equity.
     To estimate potential losses that could result from adverse market movements, the Corporation uses a daily earnings at risk methodology. Earnings at risk estimates are measured on a daily basis at the individual trading unit level, by type of trading activity and for all trading activities in the aggregate. Daily reports of estimates compared to respective limits are reviewed by senior management, and trading strategies are adjusted accordingly. In addition to these simulations, portfolios which have significant option positions are stress tested continually to simulate the potential loss that might occur due to unexpected market movements in each market.
     Earnings at risk represents a one-day measurement of pre-tax earnings at risk from movements in market prices using the assumption that positions cannot be rehedged during the period of any prescribed price and volatility change. A 99-percent confidence level is utilized, which indicates that actual trading profits and losses may deviate from expected levels and exceed estimates approximately one day out of every 100 days of trading activity. Earnings at risk is measured on both a gross and uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On March 31, 1996, the gross estimates for aggregate interest rate, foreign exchange and equity and commodity trading activities were $45.1 million, $7.3 million and $2.9 million, respectively. Alternatively, using a statistical measure which is more likely to capture the effects of market movements, the estimate on March 31, 1996 for aggregate trading activities was $19.8 million.
     Average daily Capital Markets-related revenues in the first quarter of 1996 approximated $1.4 million. During the first quarter of 1996, the Corporation's Capital Markets-related activities resulted in positive daily revenues for approximately 71 percent of total trading days.
     The Capital Markets-related revenue stream is quite stable. In the first quarter of 1996, the standard deviation of Capital Markets-related revenues was $3.1 million. Using this data, one can conclude that the aggregate Capital Markets activities should not result in exposure of more than $5.8 million for any one day, assuming 99-percent confidence. Daily earnings at risk will average considerably more than this due to the assumption of no evasive actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio.

Off Balance Sheet
     The Corporation utilizes interest rate contracts in its asset and liability management (ALM) process. Interest rate contracts allow the Corporation to adjust its interest rate risk position without exposure to risk of loss of principal and funding requirements, as these contracts do not involve the exchange of notional amounts, only payment or receipt of interest. The interest payments can be based on a fixed rate or a variable index.

     The Corporation uses non-leveraged generic, index amortizing, collateralized mortgage obligation (CMO) and basis swaps. Generic swaps involve the exchange of fixed and variable interest rates based on the contractual underlying notional amounts. Index amortizing and CMO swaps also involve the exchange of fixed and variable interest rates; however, their notional amounts decline and their maturities vary based on certain interest rate indices in the case of index amortizing swaps and mortgage prepayment rates in the case of CMO swaps. Basis swaps involve the exchange of payments based on the contractual underlying notional amounts where both the pay rate and the receive rate are floating rates based on different indices.
     In its ALM process, the Corporation also purchases interest rate caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate.
     As presented in the footnotes to Table 3, net interest receipts and payments on these contracts have been included in interest income and expense on the underlying instruments. On March 31, 1996, there were no realized deferred gains or losses associated with terminated ALM contracts.
     Table 12 summarizes the notional amount and the activity of ALM interest rate swaps for the three months ended March 31, 1996. As reflected in the table, the gross notional amount of the Corporation's ALM swap program on March 31, 1996 was $29.3 billion, with the Corporation receiving fixed on $18.2 billion, primarily converting variable-rate commercial loans to fixed rate and converting the cost of certain fixed-rate long-term debt to variable rate, and receiving variable on $10.2 billion, fixing the cost of certain variable-rate liabilities, primarily market-based funds. Approximately $2.4 billion of additions to the ALM swap program, primarily receive fixed swaps, are related to acquisitions. On March 31, 1996, the net receive fixed position was $8.0 billion, representing an increase from the net receive fixed position of $3.9 billion on December 31, 1995.
     The gross notional amount of caps, floors and other option products on March 31, 1996 was $3.5 billion. Such instruments primarily relate to term debt and securities available for sale. Approximately $1.0 billion of caps and floors were acquired through acquisitions. On March 31, 1996, the net unrealized depreciation of caps, floors and other option products was $2 million.
     Table 13 summarizes the maturities, average pay and receive rates and the market value on March 31, 1996 of the Corporation's ALM contracts. Floating rates represent the last repricing and will change in the future based on movements in one-, three- and six-month LIBOR rates. Maturities for CMO and amortizing swaps are based on interest rates implied by the forward curve on March 31, 1996 and may differ from actual maturities depending on future interest rate movements and resultant prepayment patterns.
     The net unrealized depreciation of the ALM swap portfolio on March 31, 1996 was $202 million compared to $75 million on December 31, 1995, reflecting the increase in interest rates. The unrealized depreciation in the estimated value of the ALM interest rate swap portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet position should not be viewed in isolation.
Derivative - Dealer Positions
     Credit risk associated with derivatives positions is measured as the net replacement cost the Corporation could incur should counterparties with contracts in a gain position completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value to the Corporation. In managing derivatives credit risk, the Corporation considers both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives.

     Table 14 presents both the notional/contract amounts on March 31, 1996 and December 31, 1995 and the current credit risk amounts (the net replacement cost of contracts in a gain position on March 31, 1996 and December 31, 1995) of the Corporation's derivatives-dealer positions. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in Table 14 do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements. On March 31, 1996, the credit risk associated with the Corporation's asset and liability management positions was not material.
     In managing credit risk associated with its derivatives activities, the Corporation deals with creditworthy counterparties, primarily U.S. and foreign commercial banks and broker-dealers.
     A portion of the Corporation's derivatives-dealer activity is exchange-traded. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk to the Corporation is minimal. Of the $4.3-billion current credit risk amount reported in Table 14, $994 million relates to exchange-traded instruments. This compares to a total credit risk amount of $3.8 billion on December 31, 1995, which included $791 million related to exchange-traded instruments.
     During the first quarter of 1996, there were no credit losses associated with derivative transactions. In addition, on March 31, 1996, there were no nonperforming derivatives positions.

Capital
     Shareholders' equity totaled $13.6 billion on March 31, 1996 compared to $12.8 billion on December 31, 1995. Net earnings retention of $335 million coupled with the acquisition of Bank South, which resulted in the issuance of
26.3 million shares of common stock and an increase of $685 million in shareholders' equity, were the primary reasons for the increase. The increase was partially offset by net depreciation of $215 million in the market value of securities available for sale during the first quarter of 1996.
     Presented below are the Corporation's regulatory capital ratios on March 31, 1996 and December 31, 1995:

                              March 31  December 31
                                1996       1995
- ---------------------------------------------------
Risk-Based Capital Ratios
   Tier 1 Capital               7.35%       7.24%
   Total Capital               11.71       11.58

Leverage Capital Ratio          6.19        6.27

     The Corporation's regulatory capital ratios on March 31, 1996 compare favorably with the regulatory minimums of 4 percent for Tier 1, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)
																				                                                         Three Months
																				                                                        Ended March 31
                                                                      --------------------------
                                                      																			1996				         1995
                                                                      --------------------------
Income statement
  Income from earning assets...................................						 $   3,573    	 	 $   3,070
  Interest expense.............................................							    2,016    	 		    1,763
  Net interest income (taxable-equivalent).....................							    1,584    	 		    1,335
  Net interest income..........................................						    	1,557    	 		    1,307
  Provision for credit losses..................................							      155    	 		       70
  Gains on sales of securities.................................							       14    	 		        1
  Noninterest income...........................................							      885    	 		      726
  Other real estate owned expense..............................							        -    	  		       2
  Merger-related charge........................................							      118    	 		        -
  Other noninterest expense....................................						    	1,394    	 		    1,288
  Income before income taxes...................................							      789    	 		      674
  Income tax expense...........................................							      276    	 		      231
  Net income...................................................							      513    	 		      443
  Net income applicable to common shareholders.................							      509    	 		      441
  Net income (excluding merger-related charge).................							      590    	 		      443
  Average common shares issued (in thousands)..................						   300,279    	 	   276,415
Per common share
  Earnings.....................................................						 $    1.70    	 	 $    1.60
  Earnings (excluding merger-related charge)...................							     1.95    	 		     1.60
  Cash dividends paid..........................................							      .58    	 		      .50
  Common shareholders' equity (quarter-end)....................							    44.92    	 		    41.07
Balance sheet (quarter-end)
  Total assets.................................................						   194,375    	 	   183,854
  Total loans, leases and factored accounts receivable,
    net of unearned income.....................................						   124,344    	 	   106,928
  Total deposits...............................................						   109,622    	 	   100,743
  Long-term debt...............................................						    18,659    	 		    9,816
  Common shareholders' equity..................................						    13,444    	 	    11,312
  Total shareholders' equity...................................						    13,557    	 	    11,346
Performance ratios
  Return on average assets.....................................							      .99 %			        1.01 %
  Return on average assets (excluding merger-related charge)...							     1.14 			         1.01
  Return on average common shareholders' equity (1)............						    	15.71 			        16.03
  Return on average common shareholders' equity
    (excluding merger-related charge) (1)......................							    18.07 			        16.03
  Risk-based capital ratios
    Tier 1.....................................................							     7.35 			         7.25
    Total......................................................						    	11.71 			        11.06
  Leverage capital ratio.......................................							     6.19 			         6.15
  Total equity to total assets.................................							     6.97 			         6.17
  Market price per share of common stock
  Close at the end of the quarter..............................						 $  80 1/8	       $  50 3/4
  High for the quarter.........................................						    81 3/8		         51 3/4
  Low for the quarter..........................................						    64 3/8		         44 5/8

(1)  Average common shareholders' equity does not include the effect of market value adjustments to securities available
     for sale and 	marketable equity securities.

Table 2
Business Unit Summary
For the Three Months Ended March 31
(Dollars in Millions)

                                                												 General Bank		       Global Finance		       Financial Services
                                                         -------------------------------------------------------------------
                                               												1996     		1995		     1996	       1995	         1996		     1995
                                                         -------------------------------------------------------------------
Net interest income (taxable-equivalent)................ $  1,152   $    907   $    278	   $    304      $   144	   $   117
Noninterest income......................................      580	       479	       277	        231	          27	        16
                                                         -------------------------------------------------------------------
  Total revenue.........................................    1,732	     1,386	       555	        535	         171	       133
Provision for credit losses.............................      114	        41	         8	          -	          33	        29
Gains on sale of securities.............................        6	         -	         -	          -	           -	         -
Other real estate owned expense (income)................        1	         1	        (3)	        (2)           3	         3
Noninterest expense.....................................    1,011	       951	       286	        279	          78	        58
                                                         -------------------------------------------------------------------
Income before income taxes..............................      612	       393	       264	        258	          57	        43
Income tax expense......................................      226	       144	        97	         95	          21	        17
                                                         -------------------------------------------------------------------
Net income (1).......................................... $    386   $    249   $    167	   $    163      $    36	   $    26
                                                         ===================================================================

Net interest yield (4)..................................     4.87 %     4.43 %     2.98 %(2)   3.39 %(2)    7.45 %     7.16 %

Return on equity........................................   	   22 %	      17 %	      18 %	       17 % 	       13 %	      12 %

Efficiency ratio........................................   	 58.4 %	    68.6 %	   51.7 %	      52.1 % 	     45.5 % 	   44.1 %

Average (3)(4)
  Total loans and leases, net of unearned income........ $ 81,056   $ 64,008   $ 35,207    $ 33,593      $ 7,734	   $ 6,617
  Total deposits........................................   87,059     77,563	     7,648	      6,805            -	         -
  Total assets..........................................  102,571    	88,352	    78,151	     66,230        8,286	     7,111

Period end (3)(4)
  Total loans and leases, net of unearned income........   80,220    	65,181	    36,520	     34,251        7,720	     6,988
  Total deposits........................................   88,625	    77,943	     7,758	      6,471            -	         -

(1)  Business Unit results are presented on a fully allocated basis but do not include $76 million net expense for 1996 and
     $5 million net income for 1995, which represents earnings associated with unassigned capital, gains on sales of securities, merger-related charges and other corporate activities.
(2)  Global Finance's net interest yield excludes the impact of trading-related activities.  Including trading related activities, the net interest yield was 1.67 percent and 1.80 percent for the first three months of 1996 and 1995, respectively.
(3)  The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Units.
(4)  1995 average and period end balances and net interest yield have been restated to reflect the current organizational structure.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
													                                                     First Quarter 1996			        Fourth Quarter 1995
                                                           ----------------------------------------------------------
												                                                  Average						                Average
												                                                  Balance		 Income			          Balance		 Income
												                                                   Sheet		     or		  Yields/ 	  Sheet		     or		  Yields/
                                                												  Amounts		 Expense	  Rates	   Amounts		 Expense	  Rates
                                                           ----------------------------------------------------------
Earning assets
 Loans and leases, net of unearned income  (1)
  Commercial (2)..........................................  $   49,319 	$   987 	 8.05 %	$   47,077 	$   971 	 8.18 %
  Real estate commercial..................................		     6,774 	    149 	 8.82 		     6,649 	    157 	 9.39
  Real estate construction................................		     3,154 	     69 	 8.85 		     3,016 		    72 	 9.44
                                                           ----------------------------------------------------------
    Total commercial......................................	     59,247 	  1,205 	 8.18 	     56,742 	  1,200 	 8.39
                                                           ----------------------------------------------------------
  Residential mortgage....................................	     27,352 	    534 	 7.83 	     23,573 	    459 	 7.78
  Credit card.............................................		     6,590 	    206 	12.59 		     5,709 	    182 	12.69
  Other consumer..........................................	     23,850 	    593 	 9.99 	     22,852 	    581 	10.09
                                                           ----------------------------------------------------------
    Total consumer........................................	     57,792 	  1,333 	 9.26 	     52,134 	  1,222 	 9.33
                                                           ----------------------------------------------------------
  Foreign ................................................		     2,392 	     45 	 7.54 		     2,100 		    40 	 7.65
  Lease financing.........................................		     3,851 	     72 	 7.46 		     3,628 		    68 	 7.48
                                                           ----------------------------------------------------------
    Total loans and leases, net...........................     123,282 	  2,655 	 8.65 	    114,604 	  2,530 	 8.77
                                                           ----------------------------------------------------------
 Securities
  Held for investment.....................................	     	4,292 	     60 	 5.62 	     12,945 	    186 	 5.72
  Available for sale (3)..................................	     22,997 	    365 	 6.37 	     10,689 	    174 	 6.45
                                                           ----------------------------------------------------------
    Total securities......................................	     27,289 	    425 	 6.25 	     23,634 	    360 	 6.05
                                                           ----------------------------------------------------------
 Loans held for sale......................................		     1,331 	     25 	 7.55 		       644 		    12 	 7.34
 Time deposits placed and other
  short-term investments..................................	     	1,056 	     18 	 6.90 		     1,634 		    28 	 6.77
 Federal funds sold.......................................		       525 	      8 	 5.89 		       534 		     8 	 6.02
 Securities purchased under agreements to resell..........	     13,870 	    183 	 5.29 	     12,088 	    163 	 5.36
 Trading account securities (4)...........................	     18,213 	    286 	 6.33 	     16,196 	    285 	 6.99
                                                           ----------------------------------------------------------
    Total earning assets (5)..............................	    185,566 	  3,600 	 7.80 	    169,334 	  3,386 	 7.95
Cash and cash equivalents.................................	     	7,998 						                 7,500
Factored accounts receivable..............................		     1,010 						                 1,221
Other assets, less allowance for credit losses............	     14,043 					                 13,638
                                                           ----------------------------------------------------------
    Total assets..........................................  $  208,617 					             $  191,693
                                                           ==========================================================
Interest-bearing liabilities
  Savings.................................................  $    9,361 	     55 	 2.35 	 $	   8,287 		    49 	 2.34
  NOW and money market deposit accounts...................	     29,692 	    192 	 2.61 	     27,233 	    185 	 2.71
  Consumer CDs and IRAs...................................	     29,469 	    397 	 5.42 	     24,682 	    339 	 5.44
  Negotiated CDs, public funds and other time deposits....	     	3,273 	     44 	 5.42 		     2,946 		    42 	 5.74
  Foreign time deposits...................................	     11,902 	    170 	 5.73 	     13,546 	    211 	 6.18
  Federal funds purchased.................................	     	6,817 	     92 	 5.41 		     5,599 		    81 	 5.78
  Securities sold under agreements to repurchase (6)......	     33,705 	    455 	 5.43 	     30,136 	    440 	 5.79
  Commercial paper........................................		     2,821 	     39 	 5.62 		     2,871 		    43 	 5.89
  Other short-term borrowings (6).........................		     4,455 	     65 	 5.89 		     4,550 		    78 	 6.72
  Trading account liabilities (4).........................	     12,485 	    191 	 6.16 	     11,125 	    185 	 6.60
  Long-term debt (7)......................................	     18,885 	    316 	 6.68 	     17,276 	    295 	 6.83
                                                           ----------------------------------------------------------
    Total interest-bearing liabilities....................	    162,865 	  2,016 	 4.97 	    148,251 	  1,948 	 5.22
                                                           ----------------------------------------------------------
Noninterest-bearing sources
  Noninterest-bearing deposits............................	     23,209 					                 21,908
  Other liabilities.......................................		     9,399 					                  9,631
  Shareholders' equity....................................	     13,144 					                 11,903
                                                           ----------------------------------------------------------
    Total liabilities and shareholders' equity............  $  208,617 					             $  191,693
                                                           ==========================================================
Net interest spread.......................................		      2.83 										                              2.73
Impact of noninterest-bearing sources.....................		       .60 										                               .65
                                                           ----------------------------------------------------------
Net interest income/yield on earning assets...............			 	$ 1,584 	          3.43 %	            $ 1,438 		3.38 %
                                                           ==========================================================

(1)  Nonperforming loans are included in the respective average loan balances.  Income on such nonperforming loans is recognized on a cash basis.
(2)  Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate.
     Interest rate swaps decreased interest income $19 in the first quarter of 1996 and $34, $49, $65 and $61 in the fourth, third, second and first quarters of 1995, respectively.
(3)  The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4)  The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.
(5)  Interest income includes taxable-equivalent adjustments of $27 in the first quarter of 1996 and $25, $29, $31 and $28  in the fourth, third, second and first quarters of 1995, respectively.
(6)  Securities sold under agreements to repurchase and other short-term borrowings interest expense includes net interest rate swap expense related to swaps fixing the cost of certain of these liabilities.  Such increases (decreases) in interest expense were $21 in the first quarter of 1996 and $12, $4, ($1) and $13 in the fourth, third, second and first quarters of
     1995, respectively.
(7)  Long-term debt interest expense includes net interest rate swap expense related to swaps primarily converting the cost of certain fixed-rate debt to variable rate.  Such increases (decreases) in interest expense were ($3) in the first quarter of
     1996 and $1 in both the second and first quarters of 1995, respectively.

Table 3 (continued)
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
													                                                     Third Quarter 1995			       Second Quarter 1995
                                                           ----------------------------------------------------------
												                                                  Average						                Average
												                                                  Balance		 Income			          Balance 		Income
												                                                   Sheet		     or 		 Yields/ 	  Sheet 		    or		  Yields/
                                                												  Amounts		 Expense	  Rates	   Amounts		 Expense	  Rates
                                                           ----------------------------------------------------------
Earning assets
 Loans and leases, net of unearned income  (1)
  Commercial  (2).........................................  $   46,574 	$   953 	 8.12 %	$   46,525 	$   954 	 8.22 %
  Real estate commercial..................................		     7,116 	    168 	 9.38 		     7,395 	    171 	 9.29
  Real estate construction................................		     3,091 		    75 	 9.63 		     3,216 		    78 	 9.76
                                                           ----------------------------------------------------------
    Total commercial......................................      56,781 	  1,196 	 8.36 	     57,136 	  1,203 	 8.45
                                                           ----------------------------------------------------------
  Residential mortgage....................................	     21,581 	    420 	 7.78 	     19,242 	    378 	 7.84
  Credit card.............................................		     5,014 	    164 	12.94 		     4,775 	    156 	13.13
  Other consumer.......................................... 	    22,638 	    583 	10.19 	     21,609 	    544 	10.11
                                                           ----------------------------------------------------------
    Total consumer........................................	     49,233 	  1,167 	 9.41 	     45,626 	  1,078 	 9.47
                                                           ----------------------------------------------------------
  Foreign ................................................		     2,034 		    40 	 7.73 		     2,048 		    41 	 7.96
  Lease financing.........................................	     	3,407 		    65 	 7.65 		     3,114 		    58 	 7.43
                                                           ----------------------------------------------------------
    Total loans and leases, net...........................	    111,455 	  2,468 	 8.79 	    107,924 	  2,380 	 8.84
                                                           ----------------------------------------------------------
 Securities
  Held for investment ....................................	     14,101 	    205 	 5.77 	     17,457 	    235 	 5.40
  Available for sale (3)..................................	     11,891 	    188 	 6.28 	     10,730 	    170 	 6.33
                                                           ----------------------------------------------------------
    Total securities......................................	     25,992 	    393 	 6.01 	     28,187 	    405 	 5.76
                                                           ----------------------------------------------------------
 Loans held for sale......................................		       424 		     8 	 7.36 		       153 		     3 	 8.06
 Time deposits placed and other
  short-term investments..................................     		2,031 		    32 	 6.32 		     2,310 		    42 	 7.29
 Federal funds sold.......................................		       747 		    11 	 6.14 		       714 		    12 	 6.24
 Securities purchased under agreements to resell..........	     14,740 	    240 	 6.45 	     16,820 	    273 	 6.53
 Trading account securities (4)...........................	     13,063 	    275 	 8.37 	     15,834 	    307 	 7.77
                                                           ----------------------------------------------------------
    Total earning assets (5)..............................	    168,452 	  3,427 	 8.08 	    171,942 	  3,422 	 7.98
Cash and cash equivalents.................................	     	7,449 					               	  8,024
Factored accounts receivable..............................	     	1,201 						                 1,181
Other assets, less allowance for credit losses............	     13,399 					                 13,155
                                                           ----------------------------------------------------------
    Total assets..........................................  $  190,501 					             $  194,302
                                                           ==========================================================
Interest-bearing liabilities
  Savings.................................................  $    8,455 		    51 	 2.37 	 $    8,656 		    51 	 2.40
  NOW and money market deposit accounts................... 	    27,160 	    183 	 2.67 	     27,608 	    185 	 2.68
  Consumer CDs and IRAs...................................	     24,786 	    335 	 5.36 	     25,075 	    325 	 5.20
  Negotiated CDs, public funds and other time deposits....		     2,830 		    41 	 5.72 		     3,046 		    42 	 5.51
  Foreign time deposits...................................	     13,921 	    220 	 6.27 	     15,107 	    239 	 6.36
  Federal funds purchased.................................	     	6,109 		    90 	 5.84 		     5,654 		    87 	 6.17
  Securities sold under agreements to repurchase (6)......	     30,179 	    465 	 6.11 	     34,445 	    547 	 6.37
  Commercial paper........................................		     2,803 		    43 	 6.10 		     2,806 		    44 	 6.30
  Other short-term borrowings (6).........................		     5,833 		    93 	 6.30 		     6,546 	    101 	 6.16
  Trading account liabilities (4).........................	     11,891 	    240 	 8.03 	     13,660 	    249 	 7.31
  Long-term debt (7)......................................	     14,127 	    246 	 6.98 	     10,209 	    185 	 7.22
                                                           ----------------------------------------------------------
    Total interest-bearing liabilities....................	    148,094 	  2,007 	 5.38 	    152,812 	  2,055 	 5.39
                                                           ----------------------------------------------------------
Noninterest-bearing sources
  Noninterest-bearing deposits............................      21,519 					                 21,077
  Other liabilities.......................................		     9,401 						                 9,200
  Shareholders' equity....................................	     11,487 					                 11,213
                                                           ----------------------------------------------------------
    Total liabilities and shareholders' equity............  $  190,501 			       		      $  194,302
                                                           ==========================================================
Net interest spread.......................................				            		      2.70 						                  2.59
Impact of noninterest-bearing sources.....................						                   .65 						                   .60
                                                           ----------------------------------------------------------
Net interest income/yield on earning assets...............				          $ 1,420 	 3.35 %	            $ 1,367 		3.19 %
                                                           ==========================================================

(1)  Nonperforming loans are included in the respective average loan balances.  Income on such nonperforming loans is recognized on a cash basis.
(2)  Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate.
     Interest rate swaps decreased interest income $19 in the first quarter of 1996 and $34, $49, $65 and $61 in the fourth, third, second and first quarters of 1995, respectively.
(3)  The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4)  The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.
(5)  Interest income includes taxable-equivalent adjustments of $27 in the first quarter of 1996 and $25, $29, $31 and $28  in the fourth, third, second and first quarters of 1995, respectively.
(6)  Securities sold under agreements to repurchase and other short-term borrowings interest expense includes net interest rate swap expense related to swaps fixing the cost of certain of these liabilities.  Such increases (decreases) in interest expense were $21 in the first quarter of 1996 and $12, $4, ($1) and $13 in the fourth, third, second and first quarters of
     1995, respectively.
(7)  Long-term debt interest expense includes net interest rate swap expense related to swaps primarily converting the cost of certain fixed-rate debt to variable rate.  Such increases (decreases) in interest expense were ($3) in the first quarter of
     1996 and $1 in both the second and first quarters of 1995, respectively.

Table 3 (continued)
Quarterly Taxable-Equivalent Data
(Dollars in Millions)
													                                                     First Quarter 1995
                                                            ----------------------------
												                                                  Average
												                                                  Balance	 	Income
												                                                   Sheet		    or 		  Yields/
                                               											 	  Amounts		 Expense	  Rates
                                                            ----------------------------
Earning assets
 Loans and leases, net of unearned income  (1)
  Commercial  (2).........................................  $   45,238 	$   919 	 8.24 %
  Real estate commercial..................................	     	7,630 	    173 	 9.16
  Real estate construction................................	     	3,100 		    77 	10.07
                                                            ----------------------------
    Total commercial .....................................	     55,968 	  1,169 	 8.47
                                                            ----------------------------
  Residential mortgage....................................	     17,780 	    343 	 7.76
  Credit card.............................................		     4,543 	    139 	12.36
  Other consumer..........................................	     20,624 	    501 	 9.85
                                                            ----------------------------
    Total consumer........................................	     42,947 	    983 	 9.25
                                                            ----------------------------
  Foreign ................................................	     	1,961 		    36 	 7.50
  Lease financing.........................................	     	2,951 		    58 	 7.86
                                                            ----------------------------
    Total loans and leases, net...........................	    103,827 	  2,246 	 8.76
                                                            ----------------------------
 Securities
  Held for investment ....................................	     17,648 	    238 	 5.45
  Available for sale (3)..................................	     	7,728 	    110 	 5.80
                                                            ----------------------------
    Total securities......................................	     25,376 	    348 	 5.56
                                                            ----------------------------
 Loans held for sale......................................		        61 		     1 	 9.10
 Time deposits placed and other
  short-term investments..................................     		2,297 		    40 	 7.01
 Federal funds sold.......................................	     	1,105 		    16 	 6.02
 Securities purchased under agreements to resell..........	     13,909 	    214 	 6.23
 Trading account securities (4)...........................	     11,574 	    233 	 8.16
                                                            ----------------------------
    Total earning assets (5)..............................	    158,149 	  3,098 	 7.93
Cash and cash equivalents.................................	     	8,321
Factored accounts receivable..............................		     1,048
Other assets, less allowance for credit losses............		     9,997
                                                            ----------------------------
    Total assets..........................................  $  177,515
                                                            ============================
Interest-bearing liabilities
  Savings.................................................  $    8,911 		    53 	 2.39
  NOW and money market deposit accounts...................	     28,577 	    187 	 2.66
  Consumer CDs and IRAs...................................	     24,818 	    291 	 4.76
  Negotiated CDs, public funds and other time deposits....	     	3,151 		    41 	 5.30
  Foreign time deposits...................................	     13,844 	    211 	 6.18
  Federal funds purchased.................................	     	4,438 		    64 	 5.83
  Securities sold under agreements to repurchase (6)......	     26,547 	    411 	 6.28
  Commercial paper........................................	     	2,734 		    41 	 6.13
  Other short-term borrowings (6).........................		     5,847 		    82 	 5.74
  Trading account liabilities (4).........................	     11,427 	    222 	 7.87
  Long-term debt (7)......................................	     	8,888 	    160 	 7.22
                                                            ----------------------------
    Total interest-bearing liabilities....................	    139,182 	  1,763 	 5.13
                                                            ----------------------------
Noninterest-bearing sources
  Noninterest-bearing deposits............................	     19,984
  Other liabilities.......................................	     	7,157
  Shareholders' equity....................................	     11,192
                                                            ----------------------------
    Total liabilities and shareholders' equity............  $  177,515
                                                            ============================
Net interest spread.......................................				         		         2.80
Impact of noninterest-bearing sources.....................						                   .61
                                                            ----------------------------
Net interest income/yield on earning assets...............              $ 1,335 		3.41 %
                                                            ============================

(1)  Nonperforming loans are included in the respective average loan balances.  Income on such nonperforming loans is recognized on a cash basis.
(2)  Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate.
     Interest rate swaps decreased interest income $19 in the first quarter of 1996 and $34, $49, $65 and $61 in the fourth, third, second and first quarters of 1995, respectively.
(3)  The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4)  The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.
(5)  Interest income includes taxable-equivalent adjustments of $27 in the first quarter of 1996 and $25, $29, $31 and $28  in the fourth, third, second and first quarters of 1995, respectively.
(6)  Securities sold under agreements to repurchase and other short-term borrowings interest expense includes net interest rate swap expense related to swaps fixing the cost of certain of these liabilities.  Such increases (decreases) in interest expense were $21 in the first quarter of 1996 and $12, $4, ($1) and $13 in the fourth, third, second and first quarters of
     1995, respectively.
(7)  Long-term debt interest expense includes net interest rate swap expense related to swaps primarily converting the cost of certain fixed-rate debt to variable rate.  Such increases (decreases) in interest expense were ($3) in the first quarter of
     1996 and $1 in both the second and first quarters of 1995, respectively.

Table 4
Noninterest Income
(Dollars in Millions)
												                                               Three Months
												                                              Ended March 31   	    Change
                                                       ------------------------------------
											                                              	1996    	 1995    Amount	 Percent
                                                       ------------------------------------
Service charges on deposit accounts.................... $  259    $  207	   $   52	  25.1 %
                                                       ------------------------------------
Nondeposit-related service fees
  Safe deposit rent....................................	     9 	       9    	 	  -	  	  -
  Mortgage servicing and related fees..................	    47 	      21		      26	 123.8
  Fees on factored accounts receivable.................	    16  	     17		      (1)  (5.9)
  Investment banking income............................	    99	       49		      50  102.0
  Other service fees...................................	    45 	      29		      16	  55.2
                                                       ------------------------------------
    Total nondeposit-related service fees..............	   216		     125		      91	  72.8
                                                       ------------------------------------
Asset management and fiduciary service fees............	   105		     110		      (5)	 (4.5)
                                                       ------------------------------------
Credit card income
  Merchant discount fees...............................	     4		       7		      (3)	(42.9)
  Annual credit card fees..............................	     7		       6		       1	  16.7
  Other credit card fees...............................	    58		      54		       4	   7.4
                                                       ------------------------------------
    Total credit card income...........................	    69		      67		       2 	  3.0
                                                       ------------------------------------
Other income
  Brokerage income.....................................	    28		      24		       4	  16.7
  Trading account profits and fees.....................	    68		      83		     (15) (18.1)
  Bankers' acceptances and letters of credit fees......	    18		      18		       -	     -
  Insurance commissions and earnings...................	    19		      15		       4	  26.7
  Miscellaneous........................................	   103		      77		      26	  33.8
                                                       ------------------------------------
    Total other income.................................	   236		     217		      19	   8.8
                                                       ------------------------------------
											                                             $  885	   $  726		  $  159	  21.9
                                                       ====================================

Table 5
Noninterest Expense
(Dollars in Millions)
													                                                      Three Months
													                                                     Ended March 31 			    Change
                                                            -----------------------------------------
													                                                     1996			   1995 		Amount	  Percent
                                                            -----------------------------------------
Personnel................................................... $     662		 $   625 		$   37	      5.9 %
Occupancy, net.............................................. 	     127		     121 			    6 	     5.0
Equipment................................................... 	     106		      93 			   13 	    14.0
Marketing................................................... 	      67		      58 			    9 	    15.5
Professional fees........................................... 	      49		      37 			   12 	    32.4
Amortization of intangibles................................. 	      26		      30 			   (4) 	  (13.3)
Credit card................................................. 	      17		      14 			    3 	    21.4
Deposit insurance........................................... 	       7		      51 			  (44) 	  (86.3)
Data processing............................................. 	      61		      63 			   (2) 	   (3.2)
Telecommunications.......................................... 	      41		      36 			    5 	    13.9
Postage and courier......................................... 	      38		      34 			    4 	    11.8
Other general operating..................................... 	     148		      89 			   59 	    66.3
General administrative and miscellaneous.................... 	      45		      37 			    8 	    21.6
                                                            -----------------------------------------
												                                                  $  1,394		 $ 1,288 		$  106 	     8.2
                                                            =========================================

Table 6
Sources and Uses of Funds
(Average Dollars in Millions)

													                                                      Three Months Ended March 31
                                                       -------------------------------------------------
												                                                    1996 					                1995
                                                       -------------------------------------------------
											                                               Amount 	     Percent		     Amount 	  Percent
                                                       -------------------------------------------------
Composition of sources
   Savings, NOW, money market deposit accounts
      and consumer CDs and IRAs...................      $   68,522 		     32.8 % 	  $  62,306 	   35.1 %
   Noninterest-bearing deposits...................          23,209 		     11.1		       19,984 	   11.3
   Customer-based portion of negotiated CDs.......           1,695 		       .8		        1,502 	     .8
                                                       -------------------------------------------------
      Customer-based funds........................          93,426 		     44.7		       83,792 	   47.2
   Market-based funds.............................          73,763 		     35.4		       66,486 	   37.5
   Long-term debt.................................          18,885 		      9.1		        8,888 	    5.0
   Other liabilities..............................           9,399 		      4.5		        7,157 	    4.0
   Shareholders' equity...........................          13,144 		      6.3		       11,192 	    6.3
                                                       -------------------------------------------------
      Total sources...............................      $  208,617 	     100.0 % 	  $ 177,515 	  100.0 %
                                                       =================================================

Composition of uses
   Loans and leases, net of unearned income.......      $  123,282 		     59.1 % 	  $ 103,827 	   58.5 %
   Securities held for investment.................           4,292 		      2.1   	     17,648 	    9.9
   Securities available for sale..................          22,997 		     11.0   	      7,728 	    4.4
   Federal funds sold and securities purchased
      under agreements to resell..................          14,395 		      6.9   	     15,014 	    8.5
   Trading account securities.....................          18,213 		      8.7   	     11,574 	    6.5
   Other..........................................           2,387 		      1.2   	      2,358 	    1.3
                                                       -------------------------------------------------
      Total earning assets........................         185,566 		     89.0   	    158,149 	   89.1
   Factored accounts receivable...................           1,010 		       .5		        1,048 	     .6
   Other assets...................................          22,041 		     10.5		       18,318 	   10.3
                                                       -------------------------------------------------
      Total uses..................................      $  208,617 	     100.0 % 	  $ 177,515 	  100.0 %
                                                       =================================================

Table 7
Nonperforming Assets
(Dollars in Millions)
            								                      	  March 31	  December 31	   September 30	  June 30	 	March 31
							  		                                    1996 	       1995 		        1995 		      1995 	 	  1995
                                             ------------------------------------------------------------
Nonperforming loans
  Commercial..............................	  $   359      $   271 		    $   412 		    $   463 		$   406
  Real estate commercial..................	      180 	        196 		        176 		        184 	 	   209
  Real estate construction................	       15 		        16 	    	     46 	          65 		     71
                                             ------------------------------------------------------------
        Total commercial..................	      554 		       483 		        634 		        712 		    686
                                             ------------------------------------------------------------
  Residential mortgage....................	      138 		        87 		         81 		         76 		     66
  Other consumer .........................	      136 		       130 		        126 		        111 		     88
                                             ------------------------------------------------------------
        Total consumer....................	      274 		       217 		        207 		        187 		    154
                                             ------------------------------------------------------------
  Foreign.................................	        - 		         - 		          - 		          3 			     6
  Lease financing ........................	       13 		         6 			         7 			         3 			     8
                                             ------------------------------------------------------------
      Total nonperforming loans...........	      841 		       706 		        848 		        905 		    854
                                             ------------------------------------------------------------

Other real estate owned...................	      144 		       147 		        190 		        194 		    221
                                             ------------------------------------------------------------

      Total nonperforming assets..........	  $   985 	    $   853 	     $ 1,038 	     $ 1,099 	 $ 1,075
                                             ============================================================

Nonperforming assets as a percentage of
  Total assets............................	      .51 %		      .46 %		       .57 %		       .60 %		   .58 %
  Loans, leases and factored accounts
    receivable, net of unearned income,
    and other real estate owned...........	      .79 		       .73 		        .90 		        .99 		   1.00
Loans past due 90 days or more and not
  classified as nonperforming.............	  $   173 	    $   174 	     $   137 	     $   143 	 $   129

Table 8
Allowance For Credit Losses
(Dollars in Millions)
															                                                                       Three Months
															                                                                      Ended March 31
                                                                        --------------------------------------
															                                                                1996			               1995
                                                                        --------------------------------------
Balance on January 1...............................................	     $    2,163 	          $    2,186
                                                                        --------------------------------------
Loans, leases and factored accounts receivable charged off
  Commercial.......................................................		           (34) 		               (20)
  Real estate commercial...........................................		           (13) 		                (7)
  Real estate construction.........................................		             -			                 (3)
                                                                        --------------------------------------
    Total commercial...............................................		           (47)		                (30)
                                                                        --------------------------------------
  Residential mortgage.............................................		            (4)		                 (2)
  Credit card......................................................		           (65)		                (39)
  Other consumer...................................................		           (87)		                (59)
                                                                        --------------------------------------
    Total consumer.................................................		          (156)		               (100)
                                                                        --------------------------------------
  Foreign..........................................................		             - 			                 -
  Lease financing..................................................		            (1)		                  -
  Factored accounts receivable.....................................		            (6)		                 (4)
                                                                        --------------------------------------
    Total loans, leases and factored accounts
      receivable charged off.......................................		          (210) 		              (134)
                                                                        --------------------------------------


Recoveries of loans, leases and factored accounts
  receivable previously charged off
  Commercial.......................................................		            14 		                 17
  Real estate commercial...........................................		             3 		                  3
  Real estate construction.........................................		             - 			                 4
                                                                        --------------------------------------
    Total commercial...............................................		            17 		                 24
                                                                        --------------------------------------
  Residential mortgage.............................................		             1 		                  -
  Credit card......................................................		            12 		                  6
  Other consumer...................................................		            22 		                 18
                                                                        --------------------------------------
    Total consumer.................................................		            35 		                 24
                                                                        --------------------------------------
  Foreign..........................................................		             -			                  -
  Lease financing..................................................		             - 			                 1
  Factored accounts receivable.....................................		             3 		                  2
                                                                        --------------------------------------
    Total recoveries of loans, leases and
      factored accounts receivable previously charged off..........		            55 		                 51
                                                                        --------------------------------------
    Net charge-offs................................................		          (155)		                (83)
                                                                        --------------------------------------

Provision for credit losses........................................		           155 		                 70
Allowance applicable to loans of purchased companies and other.....		            90 		                  1
                                                                        --------------------------------------
Balance on March 31 ...............................................	     $    2,253 	          $    2,174
                                                                        ======================================

Loans, leases and factored accounts receivable,
  net of unearned income, outstanding on March 31..................	     $  124,344 	          $  106,928
Allowance for credit losses as a percentage of
  loans, leases and factored accounts receivable,
  net of unearned income, outstanding on March 31..................		          1.81 %  		            2.03 %
Average loans, leases and factored accounts receivable,
  net of unearned income, outstanding during the period............	     $  124,292 	          $  104,875
Net charge-offs as a percentage of average loans, leases and factored accounts recevable, net of unearned income,
  outstanding during the period....................................		           .50 %		               .32 %
Allowance for credit losses as a percentage of nonperforming loans.	         267.71 		             254.49

Table 9
Real Estate Commercial and Construction Loans, Other Real Estate Owned and
Other Real Estate Credit Exposures
March 31, 1996
(Dollars in Millions)

                                                                                              Other
                                                                Loans (1)     								    	   Credit
                                                        --------------------------
										                                             	Outstanding 	Nonperforming			OREO			Exposures (2)
                                                        ---------------------------------------------------

By Geographic Region:
Maryland, District of Columbia and Virginia.......... $    2,067 	  $      80 		   $   56 	     $    434
Florida..............................................      1,926 	         40 		       14 	          155
North Carolina and South Carolina....................      1,615 	         38 		       13 	           65
Other states.........................................      3,677 	         37 		       16 	          813
                                                      -----------------------------------------------------
                                        										    $    9,285 	  $     195 		   $   99 	     $  1,467
                                                      =====================================================


By Property Type:

Shopping centers/retail.............................. $    1,501   	$      21 		   $    5 	     $     153
Apartments...........................................      1,472 	         11 		        - 	           650
Office buildings.....................................      1,362 	         28 		       14 	            26
Residential..........................................      1,275 	         10 		        5 	            31
Hotels...............................................        836 	          9 		        1 	            58
Land and land development............................        698 	         31 		       51 	            79
Industrial/warehouse.................................        597 	         19 		        4 	            37
Commercial-other.....................................        349 	         35 		        9 	           325
Resorts/golf courses.................................        209 	          1 		        - 	             -
Multiple use.........................................         81 	          5 		        1 	             6
Other................................................        905 	         25 		        9 	           102
                                                      ------------------------------------------------------
                                        										    $    9,285   	$     195 		   $   99 	     $   1,467
                                                      ======================================================

(1) On March 31, 1996, the Corporation had unfunded binding real estate commercial and construction loan commitments.
(2) Other credit exposures include letters of credit and loans held for sale.

Table 10
Selected Industry Credit Exposures
March 31, 1996
(Dollars in Millions)

                                     					  Loans, Leases and Factored Accounts
							                                   	  Receivable, net of unearned income					   Other
                                     --------------------------------------------      Credit
						                               	Outstanding	  	Nonperforming		    Unfunded		    Exposures (1)
                                     --------------------------------------------     -------------
Communications......................  $   4,003 		    $    3 		       $   4,163 		    $    329
Health care.........................     3,613 		         19		            2,832 		         791
Leisure and sports..................     3,245 		         25		            2,117 		         368
Oil and gas.........................     2,894 		         33		            3,015 		         695
Retail..............................     2,871 		         84		            2,964 		         566
Textiles and apparel................     2,677 		         34		            1,158 		         419
Automotive..........................     2,651 		          9		            1,483 		          93
Food................................     2,640 		         21		            2,555 		         380
Machinery and equipment.............     2,577 		          7 		           2,342 		         223
Finance companies...................     1,908 		          1 		           5,396 		         104
Construction........................     1,657 		         26 		           1,067 		         178
Electronics.........................     1,451 		         22 		           1,848 		         153
Forest products and paper...........     1,442 		          8 		           1,734 		         254
Utilities...........................       969 		          - 		           2,506 		         215
Banks...............................       673 		          - 		           1,479 		       2,185
Brokers and dealers.................       419 		          - 		           1,039 		         982

(1) Other credit exposures include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position.

Table 11
Interest Rate Gap Analysis
March 31, 1996
(Dollars in Millions)


                                                											Interest-Sensitive							                Over 12
																					                   ---------------------------------------------------------  Months and
                                                                                                  Noninterest-
                          					    		  	  30-Day 	   3-Month    6-Month	    12-Month 	    Total	    Sensitive 		    Total
- ---------------------------------------------------------------------------------------------------------------------------
Earning assets
   Loans and leases, net of
     unearned income....................$ 50,204 	  $ 12,356   $  5,001     $  8,848    $ 76,409 		 $ 46,760  	   $ 123,169
   Securities held for investment.......      93 	       189 	      750 	      1,190	      2,222 		    1,882 	        4,104
   Securities available for sale........      91 	       279 	      288 	      1,685	      2,343 		   15,428 	       17,771
   Loans held for sale..................   2,221 	         - 	        - 	          -	      2,221 	         - 	        2,221
   Time deposits placed and other
     short-term investments.............     688 		      127    	   134 	         61	      1,010 	        16 	        1,026
   Trading account securities...........  15,289 		        - 	        - 	          -	     15,289 	         - 	       15,289
   Federal funds sold and securities
     purchased under agreements
     to resell..........................   6,193 		        -        		- 	          -	      6,193 	         - 	        6,193
                                        -----------------------------------------------------------------------------------
     Total..............................  74,779 	    12,951 	    6,173 	     11,784	    105,687 	    64,086 	      169,773
                                        -----------------------------------------------------------------------------------

Interest-bearing liabilities
   Savings..............................   9,479 		        - 	        - 		         -       9,479 	         - 	        9,479
   NOW and money market deposit
      accounts..........................  30,432 		        - 	        - 	          -	     30,432 	         - 	       30,432
   Consumer CDs and IRAs................   4,590 	     4,679 	    6,450 	      6,459	     22,178 	     7,553 	       29,731
   Negotiated CDs, public funds and
      other time deposits...............     946 		      959 	      650 	        425	      2,980 	       393 	        3,373
   Foreign time deposits................   6,699 	     2,126 	    2,359 	      1,297	     12,481 	        25 	       12,506
   Borrowed funds.......................  30,653 	     3,479 	      666 	        700	     35,498 	         - 	       35,498
   Short sales..........................   7,333 	         -	         - 	          -	      7,333 	         - 	        7,333
   Long-term debt.......................   4,325 	     5,264 	      571 	        470 	    10,630 	     8,029 	       18,659
                                        ------------------------------------------------------------------------------------
      Total.............................  94,457 	    16,507    	10,696 	      9,351	    131,011 	    16,000 	      147,011
Noninterest-bearing, net................       - 	         - 	        - 	          -	          - 	    22,762 	       22,762
                                        ------------------------------------------------------------------------------------
      Total.............................  94,457 	    16,507 	   10,696 	      9,351	    131,011 	    38,762      $ 169,773
                                        ------------------------------------------------------------------------------------
Interest rate gap....................... (19,678)	    (3,556)    (4,523)	      2,433     (25,324)	    25,324
Effect of asset and liability management
   interest rate swaps, futures and
   other off-balance sheet items........  (7,313)	    (8,291)	      334 	      2,488     (12,782) 	   12,782
                                        -------------------------------------------------------------------------
Adjusted interest rate gap..............$(26,991)	  $(11,847)  $ (4,189)	   $  4,921    $(38,106) 	  $38,106
                                        =========================================================================
Cumulative adjusted interest rate gap...$(26,991)   $(38,838)  $(43,027)	   $(38,106)
                                        ==============================================

Table 12
Asset and Liability Management Interest Rate Swaps Notional Contracts
(Dollars in Millions)

                                               												  Index										       	                                     Total
						   	     	                        Generic		  	  Amortizing	        	CMO			            Total  			                 Interest
					                             Receive  	  	Pay 		  Receive	     Receive    Pay	    Receive      Pay			                Rate
						                            Fixed	      Fixed		  Fixed	        Fixed    Fixed	    Fixed 	    Fixed       Basis     Swaps
                                 --------------------------------------------------------------------------------------------------
Balance on December 31, 1995.... $  5,963	  $  9,908	$  5,911	   $  1,964    $  75   $ 13,838   $  9,983       $ 486    $ 24,307
	Additions......................    6,882	       474	     295		       961 	      -      8,138 	      474         500       9,112
	Maturities/Other...............   (2,356)	     (285)  (1,236) 	     (214) 	    (4)    (3,806)	     (289)          -      (4,095)
                                 --------------------------------------------------------------------------------------------------
Balance on March 31, 1996....... $ 10,489	  $ 10,097	$  4,970	   $  2,711    $  71   $ 18,170   $ 10,168       $ 986    $ 29,324
                                 ==================================================================================================

Table 13
Asset and Liability Management Interest Rate Swaps
March 31, 1996
(Dollars in Millions, Average Maturity in Years)
                                      							                               Expected Maturity
                                            ------------------------------------------------------------------------------- Average
							                              Market 											                                                               After Expected
							                              Value       Total       1996	     1997	     1998	        1999		      2000	       2000	 Maturity
                                    ------------------------------------------------------------------------------------------------
Asset Conversion Swaps
  Receive fixed generic............ $   (34)														                                                                      2.58
    Notional amount................            $  8,175 	  $ 1,350 	  $   575 	  $  2,000	    $  2,250	   $  2,000 		       -
    Weighted average receive rate..		              5.72 %     4.72 %     4.45 %      5.89 %       6.09 %      6.19 % 		     -
    Weighted average pay rate......		              5.48

  Receive fixed amortizing.........     (51)											                                                                         1.03
    Notional amount................            $  4,970    $ 2,165 	  $ 1,982 	  $    708 	   $     14    $    101 		       -
    Weighted average receive rate.. 	              5.00 %     4.91 %     4.93 %      5.14 %       6.98 %      6.98 %		      -
    Weighted average pay rate......		              5.49

  Receive fixed CMO................     (24)													                                                                       2.13
    Notional amount................		          $  2,711	   $   622	   $   446    $    493     $  1,150 	         -		        -
    Weighted average receive rate..		              5.70 %     5.71 %     5.15 %      5.11 %       6.16 %	        -		        -
    Weighted average pay rate......		              5.38

  Pay fixed generic................     (17)	                                            							                                3.09
                                     ---------
    Notional amount................		          $    461	   $    58    $    15	   $      7     $    374    $      1 	  $     6
    Weighted average pay rate......		              7.48 %     7.53 %   	 7.64 %      7.82 %       7.41 %      9.78 %     9.78 %
    Weighted average receive rate..		              5.44

  Total asset conversion swaps..... $  (126)
                                    =========
    Notional amount................		          $ 16,317	   $ 4,195    $ 3,018    $  3,208     $  3,788    $  2,102 	  $     6

Liability Conversion Swaps
  Receive fixed generic............ $   (24)											                                                                         5.67
    Notional amount................		          $  2,314	   $    27    $   583    $      6     $     34    $    312    $ 1,352
    Weighted average receive rate..		              6.62 %     6.29 %     6.61 %      6.54 %       9.80 %      6.79 %     6.51 %
    Weighted average pay rate......		              5.57

  Pay fixed generic................     (53)													                                                                        .49
    Notional amount................	           $  9,636 	  $ 8,537    $   925    $    100		          -	   $     74 		       -
    Weighted average pay rate......		              6.60 %     6.50 %	    7.52 %      6.10 %	         -	       7.42 %		      -
    Weighted average receive rate..		              5.28

  Pay fixed CMO....................       1                                                                                     1.45
	                                   ---------
    Notional amount................		          $     71	   $    16    $    16    $     39		          -  	        -		        -
    Weighted average pay rate......		              4.44 %     4.44 %     4.44 %      4.44 %	         - 	         -		        -
    Weighted average receive rate..		              5.31

  Total liability conversion swaps. $   (76)
                                    =========
    Notional amount................		          $ 12,021	   $ 8,580    $ 1,524    $    145      $    34	   $    386 	  $ 1,352
- ------------------------------------------------------------------------------------------------------------------------------------

  Total receive fixed swaps		       $  (133)													                                                                       2.48
    Notional amount................		          $ 18,170	   $ 4,164    $ 3,586    $  3,207      $  3,448	  $  2,413 	  $ 1,352
    Weighted average receive rate..		              5.64 %     4.98 %     5.16 %      5.60 %        6.15 %     6.30 %     6.51 %
    Weighted average pay rate......		              5.48

  Total pay fixed swaps	                (69)												                                                                         .62
    Notional amount................		          $ 10,168	   $ 8,611    $   956    $    146      $    374	  $     75 	  $     6
    Weighted average pay rate......		              6.62 %     6.50 %     7.47 %      5.74 %        7.41 %     7.46 %	    9.78 %
    Weighted average receive rate..		              5.29

  Basis Swaps				                         -                                                                                     1.61
                                    ---------
    Notional amount................		          $    986 	  $   100 	  $   371    $    500		           -		        - 	  $    15
    Weighted average receive rate..		              5.46 %
    Weighted average pay rate......		              5.39

  Total Swaps...................... $  (202)
                                    =========
    Notional amount................		          $ 29,324	   $12,875	   $ 4,913    $  3,853      $  3,822	  $  2,488 	  $ 1,373

- ------------------------------------------------------------------------------------------------------------------------------------

On March 31, 1996, in addition to the above interest rate swaps, the Corporation had approximately $2.3 billion notional of receive fixed generic interest rate swaps associated primarily with credit card securitizations.  On March 31, 1996, these positions had an unrealized market value of negative $19 million, a weighted average receive rate of 5.80 percent, a pay rate of 5.48 percent and an average maturity of 3.90 years.

Table 14
Derivatives - Dealer Positions
(Dollars in Millions)
												                                            March 31 		             December 31
												                                              1996 		                   1995
                                            --------------------------------------------------------------
									                                  	Contract/		    Credit Risk		    Contract/		    Credit Risk
										                                   Notional		     Amount (1)		     Notional		     Amount (1)
- -------------------------------------------------------------------------------------------------------

Interest Rate Contracts
	Swaps..........................		          $ 146,502 	 	    $	  1,026 	     $ 123,946 	 	 $     989
	Futures and forwards...........			           185,104 			           33 		      193,774 			        37
	Written options................			           273,986 			            - 		      233,976 			         -
	Purchased options..............			           262,834 			        1,364 		      236,317 			     1,310
                                                             -----------                    -----------

Foreign Exchange Contracts
	Swaps..........................			             1,132 			           25 		        1,196			         21
	Spot, futures and forwards.....			            93,852 			          562 		       70,199			        532
	Written options................			            53,993 			            - 		       42,227			          -
	Purchased options..............			            58,797 			          422 		       44,273			        350
                                                             -----------                    -----------

Commodity and Other Contracts
	Swaps..........................			               636 			          115			          757			        141
	Futures and forwards...........			             3,264 			            2		         3,231 			         3
	Written options................			            11,345 			            -		        15,476			          -
	Purchased options..............			            15,990 			          808		        16,344			        600
                                                             -----------                    -----------
	  Total before cross product netting						                      4,357 						                  3,983
                                                             -----------                    -----------
	  Cross product netting........							                            104 						                    183
                                                             -----------                    -----------
	  Net replacement cost.........						                        $  4,253 						                  3,800
                                                             ===========                    ===========

(1)	Represents the net replacement cost the Corporation could incur should counterparties with contracts in a gain position
	to the Corporation completely fail to perform under the terms of those 	contracts.  Amounts include accrued interest.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

      a.  Exhibits

          Exhibit 11 - Earnings Per Common Share Computation

          Exhibit 12(a) - Ratio of Earnings to Fixed Charges

          Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred Dividends

          Exhibit 27 - Financial Data Schedule

      b.  Reports on Form 8-K

            The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1996:

            Current Report on Form 8-K dated January 10, 1996, and filed January 12, 1996, Items 5 and 7.

            Current  Report  on Form 8-K dated  December  21,
            1995, and filed February 1, 1996, Items 5 and 7.

            Current Report on Form 8-K dated March 5, 1996, and filed March 8, 1996, Items 5 and 7.

                           Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NationsBank Corporation
                                                -----------------------
                                                Registrant

Date:    May 10, 1996                          /s/        Marc D. Oken
                                               ------------------------
                                               Marc D. Oken
                                               Executive Vice President
                                               and Chief Accounting Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)

                    NationsBank Corporation
                           Form 10-Q
                       Index to Exhibits


Exhibit   Description                                                Page
- -------   -----------                                                ----

11        Earnings Per Common Share Computation..................     43

12(a)     Ratio of Earnings to Fixed Charges.....................     44

12(b)     Ratio of Earnings to Fixed Charges and Preferred
             Dividends...........................................     45

27        Financial Data Schedule................................     46