Form 10-Q
period 1996-06-30
NATIONSBANK CORP
filed 1996-08-14
CIK 70858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the quarterly period ended              June 30, 1996

                                                         OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the transition period from                         to

                          Commission file number 1-6523

                             NationsBank Corporation
             (Exact name of registrant as specified in its charter)

                      North Carolina                       56-0906609
               (State or other jurisdiction               (I.R.S. Employer
             of incorporation or organization)           Identification No.)

          NationsBank Corporate Center, Charlotte, North Carolina 28255
             (Address of principal executive offices and zip code)

                                 (704) 386-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On July 31, 1996, there were 291,169,674 shares of NationsBank Corporation Common Stock outstanding.

                            NATIONSBANK CORPORATION

                            JUNE 30, 1996 FORM 10-Q

                                     INDEX



                                                                                           Page



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Statement of Income for the Three Months and Six Months
             Ended June 30, 1996 and 1995...................................................3

             Consolidated Balance Sheet on June 30, 1996 and December 31, 1995..............4

             Consolidated Statement of Cash Flows for the Six Months Ended
             June 30, 1996 and 1995.........................................................5

             Consolidated Statement of Changes in Shareholders' Equity for
             the Six Months Ended June 30, 1996 and 1995....................................6

             Notes to Consolidated Financial Statements.....................................7

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial

Condition...................................................................................12

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders............................36

Item 6.      Exhibits and Reports on Form 8-K...............................................37

Signature...................................................................................38

Index to Exhibits...........................................................................39


Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)


                                                                               Three Months             Six Months
                                                                               Ended June 30           Ended June 30
                                                                           1996           1995        1996        1995

Income from Earning Assets
     Interest and fees on loans ....................................    $   2,540     $   2,311    $   5,113    $   4,487
     Lease financing income ........................................           75            51          141          101
     Interest and dividends on securities
         Held for investment .......................................           49           232          107          466
         Available for sale ........................................          296           162          652          268
     Interest and fees on loans held for sale ......................           19             3           44            4
     Interest on time deposits placed and
         other short-term investments ..............................           17            42           35           82
     Federal funds sold ............................................            5            12           13           28
     Securities purchased under agreements to resell ...............          149           273          332          487
     Trading account securities ....................................          292           305          578          538
          Total income from earning assets .........................        3,442         3,391        7,015        6,461
Interest Expense
     Deposits ......................................................          848           842        1,706        1,625
     Borrowed funds ................................................          550           779        1,201        1,377
     Trading account liabilities ...................................          147           249          338          471
     Long-term debt ................................................          310           185          626          345
          Total interest expense ...................................        1,855         2,055        3,871        3,818
Net interest income ................................................        1,587         1,336        3,144        2,643
Provision for credit losses ........................................          155            70          310          140
Net credit income ..................................................        1,432         1,266        2,834        2,503
Gains / (losses) on sales of securities ............................           (6)            4            8            5
Noninterest income .................................................          917           730        1,802        1,456
Other real estate owned expense.....................................            7             1            7            3
Merger-related charge ..............................................            -             -          118            -
Other noninterest expense ..........................................        1,405         1,288        2,799        2,576
Income before income taxes .........................................          931           711        1,720        1,385
Income tax expense .................................................          326           244          602          475
Net income .........................................................     $    605     $     467      $ 1,118    $     910
Net income available to common shareholders ........................     $    601     $     465      $ 1,110    $     906
Per-share information
      Earnings per common share ....................................     $   2.00     $    1.71      $  3.70    $    3.31
      Fully diluted earnings per common share ......................     $   1.98     $    1.70      $  3.65    $    3.28
      Dividends per common share ...................................     $    .58     $     .50      $  1.16    $    1.00
Average common shares issued (in thousands) ........................      300,462       271,717      300,370      274,053


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)


                                                                                                             June 30   December 31
                                                                                                               1996        1995
Assets
 Cash and cash equivalents...............................................................................$       7,557    $   8,448
 Time deposits placed and other short-term investments ...................................................       1,226        1,296
 Securities
  Held for investment, at cost (market value - $3,285 and $4,432) ........................................       3,304        4,432
  Available for sale .....................................................................................      15,806       19,415
   Total securities ......................................................................................      19,110       23,847

 Loans held for sale .....................................................................................       1,555        1,663
 Federal funds sold ......................................................................................         229          111
 Securities purchased under agreements to resell .........................................................       7,331        6,119
 Trading account assets ..................................................................................      21,560       18,867
 Loans and leases, net of unearned income ................................................................     122,643      116,042
 Factored accounts receivable ............................................................................       1,062          991
   Loans, leases and factored accounts receivable, net of unearned income ................................     123,705      117,033

 Allowance for credit losses .............................................................................      (2,292)      (2,163)
 Premises, equipment and lease rights, net ...............................................................       2,721        2,508
 Customers' acceptance liability .........................................................................         935          918
 Interest receivable .....................................................................................       1,461        1,597
 Mortgage servicing rights ...............................................................................         862          707
 Goodwill ................................................................................................       1,487        1,139
 Core deposit and other intangibles ......................................................................         404          375
 Other assets ............................................................................................       4,457        4,833
                                                                                                             $ 192,308    $ 187,298
Liabilities
 Deposits
  Noninterest-bearing....................................................................................$      24,242    $  23,414
  Savings ................................................................................................       8,667        8,257
  NOW and money market deposit accounts ..................................................................      30,590       28,160
  Time ...................................................................................................      32,938       27,971
  Foreign time ...........................................................................................      11,687       12,889
   Total deposits ........................................................................................     108,124      100,691

 Federal funds purchased .................................................................................       4,024        5,940
 Securities sold under agreements to repurchase ..........................................................      18,895       23,034
 Trading account liabilities .............................................................................      13,143       15,177
 Commercial paper ........................................................................................       2,933        2,773
 Other short-term borrowings .............................................................................       3,741        4,143
 Liability to factoring clients ..........................................................................         592          580
 Acceptances outstanding .................................................................................         935          918
 Accrued expenses and other liabilities ..................................................................       5,369        3,466
 Long-term debt ..........................................................................................      20,527       17,775
   Total liabilities .....................................................................................     178,283      174,497

   Contingent liabilities and other financial commitments (Note 4)

Shareholders' Equity
 Preferred stock: authorized - 45,000,000 shares; issued - 5,346,543 and 2,473,081 shares ................         176          105
 Common stock: authorized - 800,000,000 shares; issued - 301,082,855 and 274,268,773 shares ..............       5,130        4,655
 Retained earnings .......................................................................................       8,779        7,826
 Other, including loan to ESOP trust .....................................................................         (60)         215
   Total shareholders' equity ............................................................................      14,025       12,801

                                                                                                             $ 192,308    $ 187,298

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in Millions)

                                                                                                             Six Months
                                                                                                            Ended June 30
                                                                                                          1996          1995

Operating Activities
    Net income......................................................................................$     1,118 $         910
    Reconciliation of net income to net cash (used) provided by operating activities
          Provision for credit losses ...............................................................        310         140
          Gains on sales of securities ..............................................................         (8)         (5)
          Depreciation and premises improvements amortization .......................................        151         139
          Amortization of intangibles ...............................................................         58          61
          Deferred income tax expense ...............................................................         85         119
          Net change in trading instruments .........................................................     (4,759)     (2,039)
          Net (increase) decrease in interest receivable ............................................        207        (168)
          Net increase (decrease) in interest payable ...............................................       (385)        183
          Net (increase) decrease in loans held for sale ............................................        109        (395)
          Other operating activities ................................................................      3,167        (735)
              Net cash (used) provided by operating activities ......................................         53      (1,790)
Investing Activities
    Proceeds from maturities of securities held for investment ......................................      1,131       3,758
    Purchases of securities held for investment .....................................................         (2)       (414)
    Proceeds from sales and maturities of securities available for sale .............................     15,003      16,044
    Purchases of securities available for sale ......................................................     (6,180)    (20,234)
    Net increase in federal funds sold and securities
          purchased under agreements to resell ......................................................     (1,025)       (279)
    Net (increase) decrease in time deposits placed and other short-term investments ................         52        (195)
    Net collections (originations) of loans and leases ..............................................        313      (6,356)
    Purchases of loans and leases ...................................................................     (7,019)     (1,961)
    Proceeds from sales and securitizations of loans and leases .....................................      5,810         794
    Purchases and originations of mortgage servicing rights .........................................       (218)       (492)
    Purchases of factored accounts receivable .......................................................     (3,684)     (3,898)
    Collections of factored accounts receivable .....................................................      3,597       3,770
    Net purchases of premises and equipment .........................................................       (219)       (165)
    Proceeds from sales of other real estate owned ..................................................         83         117
    Sales/(acquisitions) of business activities, net of cash ........................................       (155)       (585)
              Net cash provided (used) by investing activities ......................................      7,487     (10,096)
Financing Activities
    Net increase (decrease) in deposits .............................................................     (2,228)        551
    Net increase (decrease) in federal funds purchased and securities
          sold under agreements to repurchase .......................................................     (7,061)      6,476
    Net increase (decrease) in other short-term borrowings and commercial paper .....................       (545)      1,687
    Proceeds from issuance of long-term debt ........................................................      3,620       2,576
    Retirement of long-term debt ....................................................................     (1,768)       (350)
    Proceeds from issuance of common stock ..........................................................         57          96
    Cash dividends paid .............................................................................       (357)       (278)
    Common stock repurchased ........................................................................       (157)       (453)
    Other financing activities ......................................................................          8           6
              Net cash provided (used) by financing activities ......................................     (8,431)     10,311
Net decrease in cash and cash equivalents ...........................................................       (891)     (1,575)
Cash and cash equivalents on January 1 ..............................................................      8,448       9,582
Cash and cash equivalents on June 30 ................................................................   $  7,557    $  8,007


Loans transferred to other real estate owned amounted to $77 and $47 for the six months ended June 30, 1996 and 1995, respectively.


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)

                                                                                                                           Total
                                                                                                                           Share-
                                                   Preferred       Common Stock        Retained     Loan to               holders'
                                                    Stock        Shares     Amount      Earnings   ESOP Trust   Other     Equity

Balance on December 31, 1994....................$        111     276,452    $  4,740    $  6,451   $    (76)   $ (215) $    11,011
 Net income .....................................                                            910                               910
 Cash dividends
  Common ........................................                                           (274)                             (274)
  Preferred .....................................                                             (4)                               (4)
 Common stock issued under dividend
  reinvestment and employee plans ...............                  1,950          84                               12           96
 Common stock repurchased .......................                 (8,635)       (453)                                         (453)
 Net change in unrealized gains/(losses)
  on securities available for sale and
  marketable equity securities ..................                                                                   216         216
 Other ..........................................         (2)         45           2                       6         (4)          2
Balance on June 30, 1995........................$        109     269,812    $  4,373    $  7,083   $    (70)   $      9    $ 11,504


Balance on December 31, 1995....................$        105     274,269    $  4,655    $  7,826   $    (63)   $    278    $ 12,801
 Net income .....................................                                          1,118                              1,118
 Cash dividends
  Common ........................................                                           (349)                              (349)
  Preferred .....................................                                             (8)                                (8)
 Common stock issued under dividend
  reinvestment and employee plans ...............                  1,182          43                                 14          57
 Stock issued in acquisitions ...................         73      27,718         586         192                      2         853
 Common stock repurchased .......................                 (2,110)       (157)                                          (157)
 Net change in unrealized gains/(losses)
  on securities available for sale and
  marketable equity securities ..................                                                                  (298)       (298)
 Other ..........................................         (2)         24           3                      7                       8
Balance on June 30, 1996........................$        176     301,083    $  5,130    $  8,779   $    (56)   $     (4) $    14,025


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

         The consolidated financial statements include the accounts of NationsBank Corporation and its subsidiaries (the Corporation). Significant intercompany accounts and transactions have been eliminated in consolidation.
         The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
         Accounting policies followed in the presentation of interim financial results are presented on pages 51, 52 and 53 of the Corporation's 1995 Annual Report to Shareholders, incorporated by reference into the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Trading Account Assets and Liabilities

         The fair values of the components of trading account assets and liabilities on June 30, 1996 and December 31, 1995 and the average fair values for the six months ended June 30, 1996 were (dollars in millions):



                                                                                       Average for
                                                                                         the Six
                                                   June 30         December 31         Months Ended
                                                    1996               1995            June 30, 1996

Securities owned
    U.S. Treasury securities ...................... $11,400       $  10,364          $13,145
     Securities of other U.S. Government agencies
       and corporations............................   1,679           1,508            1,900
    Certificates of deposit, bankers' acceptances
        and commercial paper.......................     470             555              671
    Corporate debentures ..........................     814           1,443            1,032
    Foreign sovereign instruments .................   1,505             576              375
    Other securities...............................     950             402              939
        Total securities owned ....................  16,818          14,848           18,062
Derivative-dealer positions .......................   4,742           4,019            3,908
        Total trading account assets .............. $21,560       $  18,867          $21,970

Short sales
    U.S. Treasury securities ...................... $ 8,570       $  11,066          $ 9,800
    Securities of other U.S. Government agencies
        and corporations...........................       1              16               25
    Corporate debentures...........................     532             683              567
    Other securities...............................     325              17              307
        Total short sales .........................   9,428          11,782           10,699
Derivative-dealer positions .......................   3,715           3,395            3,205
        Total trading account liabilities ......... $13,143         $15,177          $13,904


         Derivatives-dealer positions presented in the table above represent the fair values of interest rate, foreign exchange, equity and commodity-related products, including financial futures, forward settlement and option contracts and swap agreements associated with the Corporation's derivative trading activities.

Note 3 - Debt

         In the second quarter of 1996, the Corporation issued $913 million of senior notes due 2002 to 2006, $273 million of which bear interest at floating rates and $640 million of which bear interest at fixed rates ranging from 6.65% to 7.125%. Subordinated notes in the amount of $105 million were issued by the Corporation, due 2011 with interest rates ranging from 7.5% to 7.75%. Also during the second quarter of 1996, the Corporation issued $331 million of senior notes due 1999 to 2003 under a Euro medium-term note program which notes bear interest at floating rates.
          Of debt issued in the three months ended June 30, 1996, $371 million of fixed-rate debt with interest rates ranging from 6.65 % to 7.75 % was swapped to floating rates at spreads over LIBOR.
         Under the bank note program jointly maintained by NationsBank, N.A., NationsBank, N.A. (South) and NationsBank of Texas, N.A., bank notes may be offered from time to time up to $9.0 billion with fixed or floating rates and maturities from 30 days to 15 years from date of issue. On June 30, 1996, there were short-term bank notes outstanding of $2.5 billion. In addition, NationsBank of Texas, N.A. and NationsBank, N.A. together had outstanding bank notes of $3.0 billion on June 30, 1996 that were classified as long-term debt.
         On June 30, 1996 and December 31, 1995, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion which will expire in 1997. These lines were supported by fees paid directly by the Corporation to unaffiliated banks.
         On June 28, 1996, the Corporation filed a shelf registration statement to offer up to an aggregate of $3 billion in senior or subordinated debt securities, or common or preferred stock. The registration statement was declared effective in July 1996.
         On July 5, 1996, the Corporation announced plans to offer up to $4.5 billion of senior or subordinated notes exclusively to non-United States residents under a new Euro medium-term note program. This program replaces the $1.5 billion program announced in late 1995.
         Between June 30, 1996 and August 9, 1996, the Corporation issued an additional $858 million of senior notes due 1999 to 2006, $738 million of which bear interest at floating rates and $120 million of which are denominated in Japanese yen and bear interest at fixed rates ranging from 3.10 % to 3.51 %. This includes $500 million of floating rate senior notes issued by the Corporation on July 3, 1996 to non-United States residents under its Euro medium-term note program. The Euro medium-term notes bear interest at a spread of 15 basis points over the London interbank offered rate and are due in July 2002. During this same period, the Corporation issued a $25 million subordinated note bearing interest at 7.875 %, maturing in 2011. As of August 9, 1996, the Corporation had approximately $4.0 billion of capacity available under its existing shelf registration statements and $3.3 billion available under the Euro medium-term note program.

Note 4 - Commitments and Contingencies

         The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding (dollars in millions):

                                     June 30     December 31
                                       1996          1995
Commitments to extend credit
  Credit card commitments.........  $   23,135     $  21,033
  Other loan commitments..........      75,673        66,638
Standby letters of credit and
  financial guarantees............       9,196         8,356
Commercial letters of credit......         997           986

         On June 30, 1996 and December 31, 1995, indemnified securities lending transactions totaled $2.6 billion. Collateral, with a market value of $2.6 billion and $2.7 billion for the respective periods, was obtained by the Corporation in support of these transactions.
         On June 30, 1996, the Corporation had commitments to purchase and sell when-issued securities of $6.8 billion and $4.3 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $4.4 billion and $4.3 billion, respectively, on December 31, 1995.
         See Tables 13 and 14 and the accompanying discussion in Item 2 regarding the Corporation's derivatives used for risk management purposes. See Table 15 and the accompanying discussion in Item 2 regarding the Corporation's derivative trading activities.
         In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries, and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws. Management believes, based upon the advice of counsel, that the actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Note 5 - Loans, Leases and Factored Accounts Receivable

         The distribution of loans, leases and factored accounts receivable on June 30, 1996 and December 31, 1995 was as follows (dollars in millions):



                                     June 30, 1996   December 31, 1995
                                   Amount    Percent   Amount   Percent
Domestic
 Commercial...............        $   49,366   39.9%    $47,989   41.0%
 Real estate commercial...             5,734    4.6       6,183    5.3
 Real estate construction.             3,262    2.6       2,976    2.5
      Total commercial....            58,362   47.1      57,148   48.8
 Residential mortgage.....            27,870   22.5      24,026   20.6
 Credit card..............             5,690    4.6       6,532    5.6
 Other consumer...........            23,452   19.0      22,287   19.0
      Total consumer......            57,012   46.1      52,845   45.2
 Lease financing..........             3,824    3.1       3,264    2.8
 Factored accounts receivable..        1,062     .9         991     .8
                                     120,260   97.2     114,248   97.6
Foreign...................             3,445    2.8       2,785    2.4
Total loans, leases and factored
 accounts receivable, net
 of unearned income.......        $  123,705   100%    $117,033  100.0%





         On June 30, 1996, the recorded investment in certain loans that were considered to be impaired was $522 million, all of which was classified as nonperforming. Impaired loans on June 30, 1996 were comprised of commercial loans of $388 million, real estate commercial loans of $119 million and real estate construction loans of $15 million. Of these impaired loans, $367 million had a valuation allowance of $77 million and $155 million did not have a valuation allowance primarily due to the application of interest payments against book balances or write-downs previously made with respect to these loans.
         On June 30, 1996 and December 31, 1995, nonperforming loans, including certain loans which are considered to be impaired, totaled $854 million and $706 million, respectively. Other real estate owned amounted to $138 million and $147 million on June 30, 1996 and December 31, 1995, respectively.

Note 6 - Merger-Related Charge

         During the first quarter of 1996, primarily in connection with the acquisition of Bank South Corporation, the Corporation recorded a pre-tax merger-related charge of $118 million. The charge consisted of $34 million of severance costs, $28 million for facilities consolidations and branch closures, $11 million related to cancellations of contractual obligations, and other merger-related expenses. Of the $118 million accrued charge, approximately $65 million remained at June 30, 1996 and is expected to be used in 1996.
         The following table summarizes the activity in the merger-related reserve for the six-month period ended June 30, 1996 (dollars in millions):

                                                             Six Months
                                                                Ended
                                                            June 30, 1996
Balance at  beginning of period...........................    $ -
  Establishment of reserve................................     118
  Cash payments...........................................     (59)
  Non-cash additions......................................       6
Balance on June 30, 1996..................................    $ 65


Note 7 - Employee Benefit Plans

         On June 26, 1996, the Corporation's Board of Directors approved the 1996 Associates Stock Option Award Plan. Under the plan, eligible full-time and part-time employees at the level of Vice President and below received an award of a predetermined number of stock options entitling them to purchase shares of the Corporation's common stock at the closing price of $84.25 per share on July 1, 1996. Approximately 16 million options were granted on July 1, 1996. One-half of the options are exercisable after the Corporation's stock closes at or above $100 per share for 10 consecutive trading days. The remainder of the options are exercisable after the Corporation's common stock closes at or above $120 per share for 10 consecutive trading days. Regardless of the stock price, all options will be fully exercisable July 1, 2000. No option can be exercised before January 1, 1997 or after June 29, 2001.

Note 8 - Shareholders' Equity

         On July 16, 1996, the Corporation's Board of Directors authorized the Corporation to purchase up to 20 million shares of its common stock, from time to time during the next 36 months, in open market or private transactions. Acting under such authority, on July 18, 1996, the Corporation purchased 10 million shares of its common stock pursuant to a purchase agreement with an agent of the Corporation. On July 16, 1996, the Corporation's Board of Directors also authorized the Corporation to purchase in the open market, from time to time during the next 13 months, the number of shares expected to be issued for various stock option and employee benefit plans.

Note 9 - Merger-Related Activity

         On January 9, 1996, the Corporation completed the acquisition of Bank South Corporation (Bank South), headquartered in Atlanta, Georgia. Each outstanding share of Bank South common stock was converted into .44 shares of Corporation common stock, resulting in the net issuance of 26,304,617 shares of common stock by the Corporation. Bank South's total assets, total deposits and total shareholders' equity were $7.4 billion, $5.1 billion and $685 million, respectively, on the date of acquisition. This acquisition was accounted for as a pooling of interests and does not have a material impact on the results of operations or financial condition of the Corporation.
         During January and February 1996, the Corporation acquired a banking organization in Florida and one in Texas. Combined total loans and total deposits acquired were $3.1 billion and $3.9 billion, respectively. These acquisitions were accounted for as purchases.
         During the first quarter of 1996, the Corporation recorded a merger-related charge of $118 million pre-tax, as discussed in Note 6.
         On April 25, 1996, the Corporation entered into an agreement to acquire from Bluebonnet Savings Bank, FSB (Bluebonnet) 21 branches, with aggregate deposits at June 30, 1996 of $986 million, for approximately $47 million, payable in cash. This acquisition will be accounted for as a purchase. The acquisition has been approved by Bluebonnet shareholders and various regulatory agencies and is expected to be completed in the third quarter of 1996.
         On April 29, 1996, NationsCredit Commercial Corporation, a wholly owned subsidiary of the Corporation, completed its acquisition of LDI Corporation
(LDI) by purchasing all of the outstanding shares of capital stock of LDI at an aggregate purchase price of approximately $28 million, payable in cash. LDI had assets of $247 million on the date of acquisition. This acquisition was accounted for as a purchase.
        On May 24, 1996, the Corporation completed its acquisition of the outstanding common shares not owned by the Corporation of Charter Bancshares, Inc. (Charter), a multi-bank holding company headquartered in Houston, Texas. The Corporation issued approximately 1.4 million shares of its common stock in connection with this acquisition. Prior to the acquisition, the Corporation had ownership of 42 percent of Charter. Charter had total assets and total deposits of $928 million and $720 million, respectively, on the date of  acquisition.  This  acquisition  was accounted for as a purchase.
         On August 13, 1996, the Corporation  completed the acquisition of
TAC  Bancshares, Inc.  (TAC)  and  its  subsidiary,  Chase  Federal  Bank  FSB
(Chase Federal), headquartered in Miami, Florida, for approximately $280 million, in the aggregate, paid in cash. On June 30, 1996, TAC and Chase Federal had total assets and total deposits of $2.8 billion and $2.0 billion, respectively. These acquisitions were accounted for as purchases.
         The acquisitions discussed above are not expected to have a material impact on the results of operations or financial condition of the Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EARNINGS REVIEW
         A comparison of selected operating results for the three- and six-month periods ended June 30, 1996 and 1995 is presented in TABLE 1.
         The Corporation experienced a 30-percent increase in net income to $605 million in the second quarter of 1996 over the same quarter of 1995. Earnings per common share were $2.00 and $1.71 for the second quarters of 1996 and 1995, respectively.
         Operating net income totaled $1.2 billion in the first six months of 1996, an increase of 31 percent over the same period of 1995. Earnings per common share based on operating net income were $3.95 and $3.31 for the first six months of 1996 and 1995, respectively. Including a one-time merger-related charge of $118 million ($77 million, net of tax), net income and earnings per common share were $1.1 billion and $3.70, respectively, for the first six months of 1996.
         Key performance highlights for the first six months of 1996 were:

* Operating return on average common shareholders' equity rose to 18.04 percent in the first six months of 1996 compared to 16.36 percent in the first six months of 1995. Including the merger-related charge, the return on average common shareholders' equity was 16.87 percent.

* Taxable-equivalent net interest income increased 18 percent to $3.2 billion in the first six months of 1996 over the same period in 1995 due to the impact of acquisitions, higher spreads in the securities portfolio and 10-percent loan growth net of acquisitions.

* Noninterest income increased 24 percent to $1.8 billion in the first six months of 1996 over the first six months of 1995, driven primarily by higher deposit service charges, investment banking fees and mortgage servicing fees. .

* Revenue growth continued to outpace expense growth in the first six months of 1996, improving the efficiency ratio to 56.0 percent compared to 62.0 percent in the first six months of 1995.

* Excluding the impact of acquisitions, noninterest expense increased three percent during the first six months of 1996 compared to the first six months of 1995. Including the impact of acquisitions, noninterest expense increased 9 percent.

* Provision for credit losses increased to $310 million for the first six months of 1996 compared to $140 million for the same period of 1995, reflecting growth in commercial and consumer lending as well as the continuation of a return to more normalized levels of credit losses following periods of unusually low credit losses. Nonperforming assets increased to $992 million on June 30, 1996 compared to $853 million at the end of 1995, due principally to acquisitions.

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

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                  Three Months    Six Months
                                                                Ended June 30     Ended June 30
                                                               1996     1995     1996     1995
Income Statement
Income from earning assets...................................$  3,442 $  3,391 $  7,015 $  6,461
Interest expense.............................................   1,855    2,055    3,871    3,818
Net interest income (taxable-equivalent).....................   1,611    1,367    3,195    2,702
Net interest income..........................................   1,587    1,336    3,144    2,643
Provision for credit losses..................................     155       70      310      140
Gains (losses) on sales of securities........................      (6)       4        8        5
Noninterest income...........................................     917      730    1,802    1,456
Other real estate owned expense..............................       7        1        7        3
Merger-related charge........................................       -        -      118        -
Other noninterest expense....................................   1,405    1,288    2,799    2,576
Income before income taxes...................................     931      711    1,720    1,385
Income tax expense...........................................     326      244      602      475
Net income ..................................................     605      467    1,118      910
Net income applicable to common shareholders.................     601      465    1,110      906
Net income (excluding merger-related charge).................     605      467    1,195      910
Average common shares issued (in thousands).................. 300,462  271,717  300,370  274,053

Per common share
Earnings ....................................................$   2.00     1.71     3.70     3.31
Earnings (excluding merger-related charge)...................    2.00     1.71     3.95     3.31
Cash dividends paid..........................................     .58      .50     1.16     1.00
Common shareholders' equity (period-end).....................   46.18    42.49    46.18    42.49

Balance Sheet (period-end)
Total assets................................................. 192,308  184,188  192,308  184,188
Total loans, leases and factored accounts receivable,
  net of unearned income..................................... 123,705  110,923  123,705  110,923
Total deposits............................................... 108,124  100,606  108,124  100,606
Long-term debt...............................................  20,527   10,716   20,527   10,716
Common shareholders' equity..................................  13,905   11,465   13,905   11,465
Total shareholders' equity...................................  14,025   11,504   14,025   11,504

Performance ratios
Return on average assets.....................................    1.20%     .96%    1.09%     .99%
Return on average assets (excluding merger-related charge)...    1.20      .96     1.17      .99
Return on average common shareholders' equity (1)............   18.00    16.69    16.87    16.36
Return on average common shareholders' equity
   (excluding merger-related charge)(1)......................   18.00    16.69    18.04    16.36
Risk-based capital ratios
  Tier 1.....................................................    7.58     7.03     7.58     7.03
  Total......................................................   11.93    10.90    11.93    10.90
Leverage capital ratio.......................................    6.64     5.65     6.64     5.65
Total equity to total assets.................................    7.29     6.25     7.29     6.25
Market price per share of common stock
  Close at the end of the period.............................$ 82 5/8  $ 53 5/8 $ 82 5/8 $ 53 5/8
  High for the period........................................   84 5/8   57 3/4   84 5/8   57 3/4
  Low for the period.........................................   74 3/4   49 5/8   64 3/8   44 5/8


(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

         The GENERAL BANK includes the BANKING GROUP, which contains the retail banking network and is the service provider for the consumer sector as well as small and medium-size companies. Within the GENERAL BANK, specialized services, such as the origination and servicing of home mortgage loans, the issuance and servicing of credit cards, indirect lending, dealer finance and certain insurance services, are provided throughout the Corporation's franchise, and on a nationwide basis for certain products, through the FINANCIAL PRODUCTS GROUP. The GENERAL BANK also contains the ASSET MANAGEMENT GROUP which contains NATIONSBANK INVESTMENTS AND INVESTMENT MANAGEMENT, which provides investment management services, retirement services for defined benefit and defined contribution plans, mutual funds and full-service and discount brokerage services, and the PRIVATE CLIENT GROUP, which offers banking, fiduciary and investment management services.
         The GENERAL BANK earned $796 million in the first six months of 1996, an increase of 48 percent over the same period in 1995. The BANKING GROUP'S 9 percent average loan growth net of acquisitions and the growth in deposit service fee income accounted for most of the GENERAL BANK'S increased earnings over the same period last year. The GENERAL BANK'S return on equity rose 400 basis points to 22 percent in the first six months of 1996 compared to the first six months of 1995. Taxable-equivalent net interest income in the GENERAL BANK increased $448 million reflecting the impact of acquisitions, broad-based loan growth and deposit cost containment efforts. Acquisitions accounted for just over one-half of the net interest income growth. Excluding the impact of acquisitions and securitizations, loan growth of $9.1 billion was driven by residential mortgage loans, up $6.3 billion, and credit card loans, up $2.0 billion.
         Noninterest income rose 24 percent in the first six months of 1996 to $1.2 billion led by increases in deposit service fee income, increased mortgage-related activity and acquisition-related mortgage servicing fees and a gain related to the change in control of Gartmore plc, the Corporation's partner in the Gartmore Global Partners joint venture (formerly called NationsGartmore Investment Management). Noninterest expense increased 7 percent, significantly below the total revenue growth of 24 percent. Acquisition-related and other increases in personnel and higher general operating expense partly offset by reduced deposit insurance expense accounted for most of the growth year over year. Excluding acquisitions, noninterest expense was flat. Strong revenue growth offset by a moderate increase in operating expense led to the improvement in the efficiency ratio, down 900 basis points to 58.0 percent compared to 67.0 percent in the same period in 1995.
         GLOBAL FINANCE provides comprehensive corporate and investment banking, as well as trading and distribution services to domestic and international customers through its CORPORATE FINANCE, SPECIALIZED LENDING, and CAPITAL MARKETS units. The group serves as a principal lender and investor as well as an advisor, arranger and underwriter and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, leasing, factoring, project finance and mergers and acquisitions are representative of the services provided. The CAPITAL MARKETS group underwrites, trades and distributes a wide range of securities (including bank-eligible securities and, to a limited extent, bank-ineligible securities as authorized by the Board of Governors of the Federal Reserve System under Section 20 of the Glass-Steagall Act) and trades and distributes financial futures, forward settlement contracts, option contracts, swap agreements and other derivative products in certain interest rate, foreign exchange, commodity and equity markets and spot and forward foreign exchange contracts through two principal units, NATIONSBANC - CRT (CRT) and NATIONSBANC CAPITAL MARKETS, INC. (NCMI).
         GLOBAL FINANCE earned $314 million in the first six months of 1996 compared to $306 million in the first six months of 1995. Taxable-equivalent net interest income for the first six months of 1996 was $586 million compared to $603 million in the first six months of 1995 reflecting narrower commercial loan spreads resulting from increased competitive pressure on commercial loan pricing and the Corporation's efforts to reduce commercial real estate outstandings.
             Noninterest income in the first six months increased 17 percent over the same period last year driven by strong investment banking fees which increased $69 million to $163 million and a gain on the sale of Panmure Gordon, the Corporation's British brokerage firm. Noninterest expense for the period rose only 5 percent leading to an improved 53.6 percent efficiency ratio, compared to 54.2 percent year-to-date 1995.
         FINANCIAL SERVICES is composed of a holding company, NATIONSCREDIT CORPORATION, which includes NATIONSCREDIT CONSUMER CORPORATION, primarily a consumer finance operation, and NATIONSCREDIT COMMERCIAL CORPORATION, primarily a commercial finance operation. NATIONSCREDIT CONSUMER CORPORATION provides personal, mortgage and automobile loans to consumers and retail finance programs to dealers.

NATIONSCREDIT COMMERCIAL CORPORATION consists of seven divisions that specialize in one or more of the following commercial financing areas: equipment loans and leasing; loans for debt restructuring, mergers and acquisitions and working capital; real estate, golf/recreational and health care financing; and inventory financing to manufacturers, distributors and dealers.
         FINANCIAL SERVICES' earnings of $77 million in the first six months of 1996 increased 40 percent over the same period in 1995. Taxable-equivalent net interest income increased $45 million resulting from 14 percent growth in average loans and leases. The increase in provision for credit losses was driven mainly by loan growth, but also by higher loss rates. The net interest yield of
7.39 percent was up 21 basis points from 1995, due principally to lower funding costs. Noninterest income more than doubled to $67 million in the first six months in 1996, reflecting increased warrant gains and higher loan prepayment fees. Noninterest expense increased $37 million, or 31 percent, driven by office consolidation costs and higher personnel expense associated with the expansion of consumer finance operations. The return on equity rose to 13 percent in the first six months of 1996.




 Table 2
 Business Unit Summary
 For the Six Months Ended June 30
 (Dollars in Millions)



                                                   General Bank              Global Finance               Financial Services
                                                  1996         1995          1996         1995            1996         1995
 Net interest income (taxable-equivalent)....... $  2,292    $ 1,844     $   586      $   603         $     290    $     245
 Noninterest income.............................    1,222        989         513          437                67           30
     Total revenue..............................    3,514      2,833       1,099        1,040               357          275
 Provision for credit losses....................      216         82          17           -                 77           58
 Gains on sale of securities....................        6          -           -           -                  -            -
 Other real estate owned expense (income).......        6          4         (3)           (7)                5            7
 Noninterest expense............................    2,037      1,896         589           563              155          118
 Income before income taxes.....................    1,261        851         496           484              120           92
 Income tax expense.............................      465        312         182           178               43           37
 Net income (1)................................. $    796    $   539 $       314      $    306  $         $  77     $     55

 Net interest yield (4).........................     4.79%      4.49 %      3.03% (2)     3.38 %  (2)      7.39%        7.18%

 Return on equity...............................       22%        18 %        16%           16 %             13%          12%

 Efficiency ratio...............................     58.0%      67.0 %      53.6%         54.2 %           43.4%        43.0%

 Average (3)(4)
      Total loans and leases, net of unearned
         income.................................   $ 80,029   $65,458 $   36,077      $     33,983     $  7,868    $   6,886
     Total deposits.............................     87,473    77,431      8,375             7,006            -            -
     Total assets...............................    102,909    88,513     79,041            70,408        8,384        7,371

 Period end (3)(4)
      Total loans and leases, net of unearned
       income...................................     79,201    68,513     35,995            34,632        8,094        7,345
     Total deposits.............................     87,148    78,288      9,343             6,867            -            -

 (1) Business Unit results are presented on a fully allocated basis but do not include $69 million net expense for 1996 and $10 million net income for 1995, which represents earnings associated with unassigned capital, gains on sales of securities, merger-related charges and other corporate activities.
 (2) Global Finance's net interest yield excludes the impact of trading-related activities. Including trading-related activities, the net interest yield was 1.75 percent and 2.00 percent for the first six months of 1996 and 1995, respectively.

 (3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Units.

 (4) 1995 average and period end balances and net interest yield have been restated to reflect current organizational structure.


RESULTS OF OPERATIONS

NET INTEREST INCOME
         TABLES 3 and 4 present the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters and the first six months of 1996, respectively.
         Taxable-equivalent net interest income increased $244 million to $1.6 billion in the second quarter of 1996 compared to the second quarter of 1995 and $493 million to $3.2 billion in the first six

  Table 3
  Quarterly Taxable-Equivalent Data
  (Dollars in Millions)


                                                         Second Quarter 1996   First Quarter 1996
                                                     Average                 Average
                                                     Balance Income          Balance Income
                                                      Sheet    or   Yields/   Sheet    or   Yields/
                                                     Amounts Expense Rates   Amounts Expense Rates

 Earning assets
    Loans and leases, net of unearned income(1)
       Commercial (2).........................      $49,983 $1,000  8.04 %  $49,319  $ 987  8.05 %
       Real estate commercial.................        6,288    141  9.07      6,774    149  8.82
       Real estate construction...............        3,229     71  8.83      3,154     69  8.85
           Total commercial ..................       59,500  1,212  8.19     59,247  1,205  8.18
       Residential mortgage...................       27,728    542  7.82     27,352    534  7.83
       Credit card............................        6,057    173 11.45      6,590    206 12.59
       Other consumer.........................       23,441    578  9.93     23,850    593  9.99
           Total consumer.....................       57,226  1,293  9.07     57,792  1,333  9.26
       Foreign ...............................        2,746     45  6.56      2,392     45  7.54
       Lease financing........................        4,254     80  7.59      3,851     72  7.46
           Total loans and leases, net........      123,726  2,630  8.54    123,282  2,655  8.65
    Securities................................
      Held for investment ....................        3,731     51  5.45      4,292     60  5.62
      Available for sale (3)..................       18,328    303  6.64     22,997    365  6.37
           Total securities...................       22,059    354  6.44     27,289    425  6.25
    Loans held for sale.......................        1,156     19  6.49      1,331     25  7.55
    Time deposits placed and other
      short-term investments..................        1,263     17  5.28      1,056     18  6.90
    Federal funds sold........................          397      5  5.75        525      8  5.89
    Securities purchased under agreements
      to resell...............................       12,075    149  4.99     13,870    183  5.29
    Trading account securities (4)............       17,912    292  6.53     18,213    286  6.33
           Total earning assets (5)...........      178,588  3,466  7.80    185,566  3,600  7.80
 Cash and cash equivalents....................        7,928                   7,998
 Factored accounts receivable.................        1,124                   1,010
 Other assets, less allowance for credit losses      15,156                  14,043
          Total assets........................     $202,796                $208,617
 Interest-bearing liabilities.................
    Savings...................................      $ 9,336     52  2.27   $  9,361     55  2.35
    NOW and money market deposit accounts.....       30,155    191  2.52     29,692    192  2.61
    Consumer CDs and IRAs.....................       29,698    389  5.28     29,469    397  5.42
    Negotiated CDs, public funds and other
      time deposits...........................        3,331     46  5.53      3,273     44  5.42
    Foreign time deposits.....................       12,867    170  5.34     11,902    170  5.73
    Federal funds purchased...................        4,433     59  5.37      6,817     92  5.41
    Securities sold under agreements to
      repurchase (6)..........................       28,924    391  5.44     33,705    455  5.43
    Commercial paper..........................        3,064     42  5.49      2,821     39  5.62
    Other short-term borrowings (6)...........        3,968     58  5.80      4,455     65  5.89
    Trading account liabilities (4)...........        8,912    147  6.63     12,485    191  6.16
    Long-term debt (7)........................       19,730    310  6.30     18,885    316  6.68
           Total interest-bearing liabilities.      154,418  1,855  4.83    162,865  2,016  4.97
 Noninterest-bearing sources..................
    Noninterest-bearing deposits..............       24,601                  23,209
    Other liabilities.........................       10,225                   9,399
    Shareholders' equity......................       13,552                  13,144
           Total liabilities and shareholders'
              equity..........................     $202,796                $208,617
 Net interest spread..........................                      2.97                    2.83
 Impact of noninterest-bearing sources........                       .65                     .60
 Net interest income/yield on earning assets..              $1,611  3.62 %          $1,584  3.43 %



      Fourth Quarter 1995           Third Quarter 1995             Second Quarter 1995
  Average                      Average                        Average
  Balance   Income             Balance    Income              Balance    Income
   Sheet      or    Yields/     Sheet       or     Yields/     Sheet       or     Yields/
  Amounts   Expense  Rates     Amounts    Expense   Rates     Amounts    Expense   Rates


 $  47,077 $    971   8.18 %  $  46,574  $    953    8.12 %  $  46,525  $    954    8.22 %
     6,649      157   9.39        7,116       168    9.38        7,395       171    9.29
     3,016       72   9.44        3,091        75    9.63        3,216        78    9.76
    56,742    1,200   8.39       56,781     1,196    8.36       57,136     1,203    8.45
    23,573      459   7.78       21,581       420    7.78       19,242       378    7.84
     5,709      182  12.69        5,014       164   12.94        4,775       156   13.13
    22,852      581  10.09       22,638       583   10.19       21,609       544   10.11
    52,134    1,222   9.33       49,233     1,167    9.41       45,626     1,078    9.47
     2,100       40   7.65        2,034        40    7.73        2,048        41    7.96
     3,628       68   7.48        3,407        65    7.65        3,114        58    7.43
   114,604    2,530   8.77      111,455     2,468    8.79      107,924     2,380    8.84

    12,945      186   5.72       14,101       205    5.77       17,457       235    5.40
    10,689      174   6.45       11,891       188    6.28       10,730       170    6.33
    23,634      360   6.05       25,992       393    6.01       28,187       405    5.76
       644       12   7.34          424         8    7.36          153         3    8.06

     1,634       28   6.77        2,031        32    6.32        2,310        42    7.29
       534        8   6.02          747        11    6.14          714        12    6.24
    12,088      163   5.36       14,740       240    6.45       16,820       273    6.53
    16,196      285   6.99       13,063       275    8.37       15,834       307    7.77
   169,334    3,386   7.95      168,452     3,427    8.08      171,942     3,422    7.98
     7,500                        7,449                          8,024
     1,221                        1,201                          1,181
    13,638                       13,399                         13,155
 $ 191,693                    $ 190,501                      $ 194,302

 $   8,287       49   2.34    $   8,455        51    2.37    $   8,656        51    2.40
    27,233      185   2.71       27,160       183    2.67       27,608       185    2.68
    24,682      339   5.44       24,786       335    5.36       25,075       325    5.20
     2,946       42   5.74        2,830        41    5.72        3,046        42    5.51
    13,546      211   6.18       13,921       220    6.27       15,107       239    6.36
     5,599       81   5.78        6,109        90    5.84        5,654        87    6.17
    30,136      440   5.79       30,179       465    6.11       34,445       547    6.37
     2,871       43   5.89        2,803        43    6.10        2,806        44    6.30
     4,550       78   6.72        5,833        93    6.30        6,546       101    6.16
    11,125      185   6.60       11,891       240    8.03       13,660       249    7.31
    17,276      295   6.83       14,127       246    6.98       10,209       185    7.22
   148,251    1,948   5.22      148,094     2,007    5.38      152,812     2,055    5.39

    21,908                       21,519                         21,077
     9,631                        9,401                          9,200
    11,903                       11,487                         11,213
 $ 191,693                    $ 190,501                      $ 194,302
                      2.73                           2.70                           2.59
                       .65                            .65                            .60
            $  1,438  3.38 %              $  1,420   3.35 %              $  1,367   3.19 %




(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate. Such increases (decreases) in interest income were $3 and ($19) in the second and first quarters of 1996, respectively, and ($34), ($49) and ($65) in the fourth, third, and second quarters of 1995, respectively.
(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.
(5) Interest income includes taxable-equivalent adjustments of $24 and $27 in the second and first quarters of 1996, respectively, and $25, $29 and $31 in the fourth, third and second quarters of 1995, respectively.
(6) Securities sold under agreements to repurchase and other short-term borrowings interest expense includes net interest rate swap expense related to swaps fixing the cost of certain of these liabilities. Such increases (decreases) in interest expense were $26 and $21 in the second and first quarters of 1996, respectively, and $12, $4 and ($1) in the fourth, third and second quarters of 1995, respectively.
(7) Long-term debt interest expense includes net interest rate swap expense related to swaps primarily converting the cost of certain fixed-rate debt to variable rate. Such increases (decreases) in interest expense were ($2) and ($3) in the second and first quarters of 1996, respectively, and $1 in the second quarter of 1995.

 Table 4
 Six Month Taxable-Equivalent Data
 (Dollars in Millions)


                                     Six Months Ended June 30
                                                  1996                           1995
                                      Average                        Average
                                      Balance    Income              Balance    Income
                                       Sheet       or     Yields/     Sheet       or     Yields/
                                       Amounts   Expense    Rates     Amounts   Expense    Rates

 Earning assets
    Loans and leases, net of unearned income  (1)
      Commercial  (2)............     $ 49,652 $   1,987      8.05 % $ 45,884 $   1,873      8.23 %
       Real estate commercial....        6,531       290      8.94      7,512       344      9.23
       Real estate construction..        3,191       140      8.84      3,159       155      9.91
           Total commercial .....       59,374     2,417      8.19     56,555     2,372      8.46
       Residential mortgage......       27,540     1,076      7.82     18,515       721      7.80
      Credit card................        6,324       379     12.05      4,660       295     12.75
      Other consumer.............       23,645     1,171      9.96     21,119     1,045      9.98
           Total consumer........       57,509     2,626      9.17     44,294     2,061      9.36
       Foreign ..................        2,569        90      7.01      2,004        77      7.74
       Lease financing...........        4,052       152      7.53      3,033       116      7.64
           Total loans and leases,
             net.................      123,504     5,285      8.60    105,886     4,626      8.80
    Securities
      Held for investment .......        4,012       111      5.54     17,552       473      5.43
      Available for sale (3).....       20,662       668      6.49      9,238       280      6.11
           Total securities......       24,674       779      6.34     26,790       753      5.66
    Loans held for sale..........        1,243        44      7.06        107         4      8.33
    Time deposits placed and other
      short-term investments.....        1,160        35      6.02      2,304        82      7.15
    Federal funds sold...........          461        13      5.83        908        28      6.10
    Securities pruchased under
     agreements to resell.......        12,973       332      5.15     15,373       487      6.39
    Trading account securities (4)      18,062       578      6.43     13,715       540      7.93
           Total earning assets (5)    182,077     7,066      7.80    165,083     6,520      7.96
 Cash and cash equivalents.......        7,963                          8,172
 Factored accounts receivable....        1,067                          1,115
 Other assets, less allowance for
    credit losses................       14,600                         11,585
          Total assets...........     $205,707                       $185,955
 Interest-bearing liabilities
    Savings......................     $  9,349       107      2.31   $  8,783       104      2.39
    NOW and money market deposit
       accounts...............          29,924       383      2.57     28,090       372      2.67
    Consumer CDs and IRAs........       29,583       786      5.35     24,947       616      4.98
    Negotiated CDs, public and
       other time................        3,302        90      5.47      3,098        83      5.40
    Foreign time deposits........       12,384       340      5.53     14,479       450      6.27
    Federal funds purchased......        5,625       151      5.39      5,050       151      6.02
    Securities sold under agreements
      to repurchase (6)..........       31,315       846      5.43     30,518       958      6.33
    Commercial paper.............        2,943        81      5.55      2,770        85      6.22
    Other short-term borrowings (6)      4,210       123      5.85      6,197       183      5.96
    Trading account liabilities (4)     10,699       338      6.36     12,550       471      7.56
    Long-term debt (7)...........       19,308       626      6.49      9,552       345      7.21
          Total interest-bearing
            liabilities.........       158,642     3,871      4.90    146,034     3,818      5.27
 Noninterest-bearing sources
    Noninterest-bearing deposits.       23,905                         20,533
    Other liabilities............        9,812                          8,186
    Shareholders' equity.........       13,348                         11,202
          Total liabilities and
           shareholders' equity..     $205,707                       $185,955
 Net interest spread.............                             2.90                           2.69
    Impact of noninterest-bearing
     sources.....................                              .62                            .61
    Net interest income/yield on
      earning assets.............               $  3,195      3.52 %           $  2,702      3.30%

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate. Interest rate swaps decreased interest income $16 and $126 in 1996 and 1995, respectively.
(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(4) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.
(5) Interest income includes taxable-equivalent adjustments of $51 and $59 in 1996 and 1995, respectively.
(6) Securities sold under agreements to repurchase and other short-term borrowings interest expense includes net interest rate swap expense related to swaps fixing the cost of certain of these liabilites. Such increases in interest expense were $47 and $12 in 1996 and 1995, respectively.
(7) Long-term debt interest expense includes net interest rate swap expense related to swaps primarily converting the cost of certain fixed-rate debt to variable rate. Such increases (decreases) in interest expense were ($5) and $2 in 1996 and 1995, respectively.

months of 1996 compared to the first six months of 1995. The increase was attributable to acquisitions of several banking operations, higher spreads in the securities portfolio, loan growth and an increase in noninterest-bearing deposits. The increase was partially offset by the impact of securitizations and the use of term debt. As the growth in earning assets has outpaced customer deposit growth, the Corporation has shifted to alternative funding sources such as the issuance of term debt. Securitizations lowered net interest income by $63 million and $99 million in the second quarter and first six months of 1996, respectively. Securitizations of loans do not significantly affect the Corporation's earnings. As the Corporation's role changes from that of a lender to that of a servicer, net credit income, including provision for credit losses, related to such loans is reflected as noninterest income.

         Of the $546-million increase in interest income for the first six months of 1996 compared to 1995, $661 million was due to higher average earning assets, and was partially offset by a $115-million decrease relating to lower yields on average earning assets. Interest expense increased $53 million with $318 million resulting primarily from the impact of higher levels of average interest-bearing liabilities partially offset by the $265-million impact of lower rates on average interest-bearing liabilities.
         Loan growth is expected to continue, but is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product and geographic concentrations.
         The net interest yield was 3.62 percent in the second quarter of 1996 and 3.52 percent in the first six months of 1996 compared to 3.19 percent and
3.30 percent in the comparable periods of 1995. The increase in the net interest yield reflected the sale of treasury securities, the reinvestment of cash from the sale of low-yielding securities into higher-spread products and an increase in noninterest-bearing deposits when compared to 1995.

PROVISION FOR CREDIT LOSSES
         The provision for credit losses was $155 million in the second quarter of 1996 compared to $70 million in the second quarter of 1995, reflecting the industry-wide trend towards higher losses compared to lower levels in prior periods. Net charge-offs in the second quarter of 1996 increased to $157 million from $83 million in the comparable 1995 period due to increases of $30 million in commercial net charge-offs, $12 million in real estate commercial net charge-offs, $15 million in other consumer net charge-offs, and $10 million in credit card net charge-offs. In the second quarter of 1996, $18 million of the increase in total commercial net charge-offs was attributed to the bulk sale of $110 million of loans, primarily commercial real estate.
         The provision for credit losses of $310 million for the first six months of 1996 represented an increase of $170 million over the same period in 1995. The increase was attributed primarily to an increase in total commercial net charge-offs of $67 million as well as increases of $30 million in credit card net charge-offs and $39 million in other consumer net charge-offs. Management expects the higher level of charge-offs experienced in the first half of 1996 to continue as the Corporation continues its efforts to shift the mix of the loan portfolio to a higher consumer concentration, and credit losses continue to return to more normalized levels.
         The allowance for credit losses was $2.3 billion on June 30, 1996 and $2.2 billion on December 31, 1995, or 1.85 percent of net loans, leases and factored accounts receivable for both periods. The allowance for credit losses was 268 percent of nonperforming loans on June 30, 1996 compared to 306 percent on December 31, 1995. Future economic conditions will continue to impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

NONINTEREST INCOME
         As presented in TABLE 5, noninterest income increased $187 million and $346 million to $917 million and $1.8 billion in the second quarter and the first six months of 1996, respectively, reflecting diverse fee generating activities as described below:
  * Service charges on deposit accounts increased $64 million and $116 million over the second quarter and first six months of 1995, respectively, attributable to growth in the number of households served, in part due to acquisitions, and higher fees.
  * Mortgage servicing and other mortgage-related fees grew $24 million and $50 million, or 71 percent and 91 percent, over the second quarter and first six months of 1995. The average portfolio of loans serviced increased 46 percent from $58.4 billion in the first six months of 1995 to $85.2 billion in the first six months of 1996. Mortgage loan originations through the Corporation's mortgage banking subsidiary increased $600 million to $3.1 billion in the second quarter of 1996 and increased $2.1 billion to $6.2 billion in the first six months of 1996 compared to the same periods one year earlier, primarily reflecting changes in the interest rate environment. Origination volume in the second quarter consisted of approximately $1.3 billion of retail loan volume and $1.8 billion of correspondent loan volume.
          In conducting its mortgage banking activities, the Corporation is exposed to fluctuations in interest rates. Loans originated for sale to third parties expose the Corporation to interest rate risk for the period between loan commitment date and subsequent delivery date. Additionally, the value of the Corporation's mortgage servicing rights is affected by changes in prepayment rates. To manage risks associated with mortgage banking activities, the Corporation enters into various financial instruments including option contracts, forward delivery contracts and certain rate swaps. The contract notional amount of these instruments approximated $6.8 billion on June 30, 1996. Net unrealized losses associated with these contracts were $36 million on June 30, 1996.
 * Investment banking income totaled $66 million and $165 million in the second quarter and first six months of 1996, respectively, an increase of 47 percent and 76 percent over the comparable periods of 1995, primarily reflecting increased underwriting volume and higher agency and management fees. The GLOBAL FINANCE syndication group was agent or co-agent on 216 deals totaling $147 billion in the first half of 1996, compared to 163 deals totaling $138 billion one year earlier.
 * Asset management and fiduciary service fees declined $6 million and $11 million in the second quarter and first six months of 1996, respectively, reflecting the impact of the sale of Corporate Trust. Corporate Trust, which dealt with bond servicing and administration, was sold in December 1995. Excluding the impact of this sale, asset management fees increased $10 million, or 5 percent, in the six months ended June 30, 1996.
 * Credit card income increased $19 million and $21 million in the second quarter and first six months of 1996, respectively, primarily due to increased purchase volume and interchange rates and securitizations of credit card loans, which result in net interest income from securitized credit card loans being removed from net interest income and reflected in credit card income. Credit card securitizations increased noninterest income by $15 million and $27 million in the second quarter and first six months of 1996, respectively. Excluding the impact of securitizations, credit card income for the six months ended June 30, 1996 declined slightly due to sale of the merchant discount credit card unit at the end of the first quarter of 1995.
 * Trading account profits and fees, including foreign exchange income, totaled $82 million and $150 million in the second quarter and first six months of 1996, respectively, an increase of $20 million and $5 million over the same periods in 1995.

          An analysis of trading account profits and fees by major business activity follows (in millions):

                                     Three Months Ended   Six Months Ended
                                            June 30           June 30
                                         1996    1995       1996    1995
        Securities trading........... $   36    $  28     $   46    $  63
        Interest rate contracts......     34       17         90       41
        Foreign exchange contracts...     (2)      (3)        (9)       6
        Other........................     14       20         23       35
                                      $   82    $  62     $  150    $ 145

         In addition to trading account profits and fees, the CAPITAL MARKETS group also generates investment banking income and brokerage income.

 * Miscellaneous income totaled $119 million and $222 million in the second quarter and the first six months of 1996, respectively, an increase of $30 million and $56 million, or 34 percent, over the second quarter and first six months of 1995, respectively. Miscellaneous income includes certain prepayment fees and other fees such as net gains on sales of miscellaneous investments, business activities, premises, venture capital investments and other similar items.



 Table 5
 Noninterest Income
 (Dollars in Millions)

                                               Three Months                                Six Months
                                               Ended June 30           Change             Ended June 30        Change
                                            1996          1995    Amount    Percent      1996       1995    Amount    Percent

Service charges on deposit accounts....   $    276      $  212   $   64     30.2 %     $   535    $   419    $  116    27.7%
 Nondeposit-related service fees
       Safe deposit rent................          6           6        -       -            15         15         -       -
       Mortgage servicing
             and mortgage-related fees..         58          34       24    70.6           105         55        50    90.9
       Fees on factored accounts
             receivable.................         15          16       (1)   (6.3)           31         33        (2)   (6.1)
        Investment banking income.......         66          45       21    46.7           165         94        71    75.5
        Other service fees..............         40          29       11    37.9            85         58        27    46.6
            Total nondeposit-related
                 service fees...........        185         130       55    42.3           401        255       146    57.3
 Asset management and fiduciary
     service fees.......................        112         118       (6)   (5.1)          217        228       (11)   (4.8)
 Credit card income
     Merchant discount fees.............          2           -        2     N/M             6          7        (1)  (14.3)
     Annual credit card fees............          8           6        2    33.3            15         12         3    25.0
     Other credit card fees.............         70          55       15    27.3           128        109        19    17.4
          Total credit card income......         80          61       19    31.1           149        128        21    16.4
 Other income
     Brokerage income...................         30          25        5    20.0            58         49         9    18.4
     Trading account profits
         and fees.......................         82          62       20    32.3           150        145         5     3.4
     Bankers' acceptances and
          letters of credit fees........         15          18       (3)  (16.7)           33         36        (3)   (8.3)
     Insurance commissions and
          earnings......................         18          15        3    20.0            37         30         7    23.3
      Miscellaneous.....................        119          89       30    33.7           222        166        56    33.7
         Total other income.............        264         209       55    26.3           500        426        74    17.4
                                           $    917      $  730   $  187    25.6       $ 1,802    $  1,456   $  346    23.8

 N/M - Not meaningful

NONINTEREST EXPENSE
         As presented in TABLE 6, the Corporation's noninterest expense increased nine percent in the second quarter and first six months of 1996 compared to the same periods of 1995 to $1.4 billion and $2.8 billion, respectively. Excluding acquisitions, noninterest expense increased only three percent in both the second quarter and the first six months of 1996 compared to the same 1995 periods.
         Expenditures in selected areas to generate continued revenue growth, such as enhancing customer sales and optimizing product delivery channels, contributed to the year-over-year increase. These increases were partially offset by lower deposit insurance and expense savings associated with streamlining and consolidating the infrastructure of several GENERAL BANK administrative and support areas as well as modifying certain business activities.
         A discussion of the significant components of noninterest expense for the second quarter and first six months of 1996 compared to the second quarter and the first six months of 1995 are as follows:
 * Personnel expense increased $59 million and $96 million in the second quarter and first six months of 1996, respectively, over the comparable 1995 periods, primarily due to the impact of acquisitions.
 * Equipment expense increased 12 percent and 13 percent in the second quarter and first six months of 1996, respectively, over the same periods in 1995, reflecting acquisitions and enhancements to computer resources and product delivery systems.
 * Marketing expense increased $16 million and $25 million in the second quarter and the first six months of 1996, respectively, primarily attributable to the Corporation's sponsorship of the 1996 Olympic Summer Games.
 * Professional fees increased $21 million and $33 million in the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. This increase was primarily due to an increase in consulting and technical support fees for projects to enhance revenue growth.
 * The Corporation's deposit insurance expense decreased $44 million and $88 million in the second quarter and the first six months of 1996, respectively, compared to the same periods of 1995, primarily reflecting reductions in insurance rates charged by the FDIC beginning June 1, 1995.
 * The Corporation's other general operating expenses increased $30 million and $89 million in the second quarter and first six months of 1996, respectively, compared to the second quarter and first six months of 1995. Included in the year-to-date expenses is a $40-million pre-tax charge reflecting the estimated loss associated with a customer's fraudulent commercial loan transactions.




 Table 6
 Noninterest Expense
 (Dollars in Millions)


                                             Three Months                          Six Months
                                             Ended June 30        Change          Ended June 30        Change
                                             1996     1995    Amount   Percent    1996     1995    Amount    Percent
Personnel ..............................   $  684   $  625   $   59       9.4%  $1,346   $1,250   $   96       7.7%
Occupancy, net .........................      127      123        4       3.3      254      244       10       4.1
Equipment ..............................      110       98       12      12.2      216      191       25      13.1
Marketing ..............................       67       51       16      31.4      134      109       25      22.9
Professional fees ......................       64       43       21      48.8      113       80       33      41.3
Amortization of intangibles ............       32       31        1       3.2       58       61       (3)     (4.9)
Credit card ............................       14       12        2      16.7       31       26        5      19.2
Deposit insurance ......................        7       51      (44)    (86.3)      14      102      (88)    (86.3)
Data processing ........................       62       60        2       3.3      123      123        -        -
Telecommunications .....................       41       37        4      10.8       82       73        9      12.3
Postage and courier ....................       36       33        3       9.1       74       67        7      10.4
Other general operating ................      114       84       30      35.7      262      173       89      51.4
General administrative and miscellaneous       47       40        7      17.5       92       77       15      19.5
                                           $1,405   $1,288   $  117       9.1   $2,799   $2,576   $  223       8.7

INCOME TAXES
         The Corporation's income tax expense for the second quarter and first six months of 1996 was $326 million and $602 million, respectively, for an effective rate of 35.0 percent of pretax income. Tax expense in the second quarter and first six months of 1995 was $244 million and $475 million, respectively, for an effective rate of 34.3 percent.

BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT
         The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and capital position.
         TABLE 7 provides an analysis of the sources and uses of funds for the two six-month periods ended June 30, 1996 and 1995 based on average levels. Market-based funds decreased $3.8 billion in the first six months of 1996 over the same period of 1995, and comprised a smaller portion of total sources of funds, at 34 percent for the first six months of 1996 compared to 39 percent during the same period of 1995. Average long-term debt increased $9.8 billion in the first six months of 1996 over 1995 levels for the comparable period and represented 9 percent of total sources of funds compared to 5 percent during the same period of 1995.

 Table 7
 Sources and Uses of Funds
 (Average Dollars in Millions)


                                                   Six Months Ended June 30
                                                   1996                 1995
                                             Amount    Percent    Amount    Percent
Composition of sources
  Savings, NOW, money market deposit
    accounts and consumer CDs and IRAs...... $ 68,856    33.4%   $ 61,820     33.3%
  Noninterest-bearing deposits..............   23,905    11.6      20,533     11.0
  Customer-based portion of negotiated
    CDs.....................................    1,143      .6       1,508       .8
    Customer-based funds....................   93,904    45.6      83,861     45.1
  Market-based funds........................   69,335    33.7      73,154     39.4
  Long-term debt............................   19,308     9.4       9,552      5.1
  Other liabilities.........................    9,812     4.8       8,186      4.4
  Shareholders' equity......................   13,348     6.5      11,202      6.0
    Total sources........................... $205,707   100.0%   $185,955    100.0%

Composition of uses
  Loans and leases, net of unearned income.. $123,504    60.0%   $105,886     56.9%
  Securities held for investment............    4,012     2.0      17,552      9.4
  Securities available for sale.............   20,662    10.0       9,238      5.0
  Federal funds sold and securities purchased
    under agreements to resell..............   13,434     6.5      16,281      8.8
  Trading account securities................   18,062     8.8      13,715      7.4
  Other.....................................    2,403     1.2       2,411      1.3
    Total earning assets....................  182,077    88.5     165,083     88.8
  Factored accounts receivable..............    1,067      .5       1,115       .6
  Other assets..............................   22,563    11.0      19,757     10.6
    Total uses.............................. $205,707   100.0%    185,955    100.0%


         Customer-based funds increased $10.0 billion in the first six months of 1996 compared to the first six months of 1995 primarily due to deposits acquired in recent acquisitions. As a percentage of total sources, customer-based funds remained relatively constant at 46 percent in the first six months of 1996 compared to 45 percent in the first six months of 1995.
         Loans and leases, the Corporation's primary use of funds, increased $17.6 billion during the first six months of 1996 compared to the same period of 1995 and comprised 60 percent of total uses of funds compared to 57 percent during the same period of 1995. The ratio of average loans and leases to customer-based funds increased to 132 percent in the first six months of 1996 compared to 126 percent in the first six months of 1995 due to loan growth resulting from acquisitions and the use of term debt to support earning asset growth.
         Cash and cash equivalents were $7.6 billion on June 30, 1996, a decrease of $891 million from December 31, 1995. During the first six months of 1996, net cash provided by operating activities was $53 million, net cash provided by investing activities was $7.5 billion and net cash used in financing activities was $8.4 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows in the consolidated financial statements.
         Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation assesses the level of liquidity necessary to meet its cash requirements by monitoring its assets and liabilities and modifying these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and issue debt, is designed to cover the liquidity needs of the Corporation. The following discussion provides an overview of significant on- and off-balance sheet components.

SECURITIES
         The securities portfolio on June 30, 1996 consisted of securities held for investment totaling $3.3 billion and securities available for sale totaling $15.8 billion compared to $4.4 billion and $19.4 billion, respectively, on December 31, 1995.
         On June 30, 1996, the market value of the Corporation's portfolio of securities held for investment reflected net unrealized depreciation of $19 million. On December 31, 1995, the market value of securities held for investment equaled the book value of the portfolio.
         The valuation reserve for securities available for sale and marketable equity securities increased shareholders' equity by $28 million on June 30, 1996, reflecting pretax depreciation of $119 million on securities available for sale and appreciation of $159 million on marketable equity securities. The valuation reserve increased shareholders' equity by $323 million on December 31, 1995. The decrease in the valuation reserve was primarily attributable to maturities, sales of securities and the general increase in interest rates during the first six months of 1996.
         The estimated average maturities of the securities held for investment and securities available for sale portfolios were 1.45 years and 4.95 years, respectively, on June 30, 1996 compared with 1.65 years and 2.96 years, respectively, on December 31, 1995, a reflection of mortgage-backed securities obtained primarily through securitization of residential mortgages, acquisitions and the investment activity which occurred during the first six months of 1996.

NONPERFORMING ASSETS
         As presented in TABLE 8, on June 30, 1996, nonperforming assets were $992 million, or .80 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $853 million, or .73 percent, on December 31, 1995. Nonperforming loans increased to $854 million on June 30, 1996 from $706 million on December 31, 1995. Approximately one half of the increase in nonperforming assets was related to acquisitions while the remainder was attributable to the continuation of a return toward more normal levels of credit quality. The allowance coverage of nonperforming loans was 268 percent on June 30, 1996 compared to 306 percent on December 31, 1995.

Table 8
Nonperforming Assets
(Dollars in Millions)

                                          June 30   March 31   December 31 September 30  June 30
                                           1996       1996       1995        1995         1995
Nonperforming loans
    Commercial........................... $ 388     $ 359       $ 271       $ 412        $463
    Real estate commercial...............   119       180         196         176         184
    Real estate construction.............    15        15          16          46          65
        Total commercial.................   522       554         483         634         712
    Residential mortgage.................   174       138          87          81          76
    Other consumer ......................   135       136         130         126         111
        Total consumer...................   309       274         217         207         187
    Foreign..............................    -          -           -           -           3
    Lease financing .....................    23        13           6           7           3
            Total nonperforming loans....   854       841         706         848         905

Other real estate owned..................   138       144         147         190         194

            Total nonperforming assets...  $992     $ 985        $853      $1,038      $1,099

Nonperforming assets as a percentage of
    Total assets.........................   .52 %     .51 %       .46 %       .57 %        .60 %
    Loans, leases and factored accounts
        receivable, net of unearned income,
        and other real estate owned......   .80        .79         .73         .90          .99
Loans past due 90 days or more and not
    classified as nonperforming..........   $153    $  173       $ 174       $ 137        $143


ALLOWANCE FOR CREDIT LOSSES
         The Corporation's allowance for credit losses was $2.3 billion on June 30, 1996 compared to $2.2 billion on December 31, 1995. TABLE 9 provides an analysis of the changes in the allowance for credit losses. The provision for credit losses was $85 million higher in the second quarter of 1996 than in the second quarter of 1995, primarily as a result of loan growth and higher charge-offs in the commercial and consumer loan portfolios. Total net charge-offs increased $74 million in the current quarter to $157 million, or .50 percent of average loans, leases and factored accounts receivable, versus $83 million, or .31 percent, in the prior year's quarter. Of the increase in net charge-offs, $43 million was associated with the total commercial loan portfolio, where a bulk sale of certain commercial and commercial real estate loans resulted in net charge-offs of $18 million. The remaining increase in net charge-offs was due to a 25-percent growth in average consumer loans over the second quarter of 1995. Additionally, an increase in the rate of personal bankruptcies in 1995 and into 1996 contributed to higher charge-offs. The net charge-offs of $312 million for the first six months of 1996 represented an increase of $146 million over the same period in 1995. Management anticipates that the credit losses experienced in the first half of 1996 reflect a move toward more typical loss levels than the lower charges experienced in prior periods and that losses at these or higher levels will continue for the near future. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

  Table 9
  Allowance For Credit Losses
  (Dollars in Millions)

                                               Three Months                       Six Months
                                               Ended June 30                    Ended June 30
                                             1996         1995              1996              1995

  Beginning balance..................    $   2,253      $ 2,174       $  2,163             $   2,186
  Loans, leases and factored
   accounts receivable charged off
       Commercial....................          (50)         (20)          (84)                   (40)
       Real estate commercial........          (16)          (6)          (29)                   (13)
       Real estate construction......           (3)          (3)           (3)                    (6)
               Total commercial......          (69)         (29)         (116)                   (59)
       Residential mortgage..........           (2)          (2)           (6)                    (4)
       Credit card...................          (61)         (43)         (126)                   (82)
       Other consumer................          (81)         (60)         (168)                  (119)
               Total consumer........         (144)        (105)         (300)                  (205)
       Lease financing........                  (1)          -             (2)                     -
       Factored accounts
        receivable...................          (10)          (6)          (16)                   (10)
            Total loans,
      leases and factored
      accounts receivable
      charged off....................          (224)       (140)          (434)                 (274)


  Recoveries of loans, leases and
          factored accounts receivable
           previously charged off
          Commercial..................            22         22              36                     39
          Real estate commercial......             3          5               6                      8
          Real estate construction....             2          3               2                      7
                  Total commercial....            27          30             44                     54
          Residential mortgage........             -           1              1                      1
          Credit card.................            14           6             26                     12
          Other consumer..............            24          18             46                     36
                  Total consumer......            38          25             73                     49
          Lease financing.............             -          -              -                       1
          Factored accounts
            receivable................             2          2              5                        4
                  Total recoveries of
          loans, leases and factored
            accounts receivable previously
              charged off.............            67          57             122                     108
                  Net charge-offs.....          (157)        (83)           (312)                   (166)

  Provision for credit losses.........           155          70             310                     140
  Allowance applicable to loans of
   purchased companies and other......            41           3             131                       4
  Balance on June 30..................    $    2,292      $2,164       $   2,292             $     2,164

  Loans, leases and factored accounts
      receivable,
          net of unearned income,
    outstanding end of period.........    $  123,705    $110,923       $ 123,705              $  110,923
  Allowance for credit losses as
      a percentage of
          loans, leases and factored
          accounts receivable,
          net of unearned income,
    outstanding end of period.........         1.85%       1.95%           1.85%                    1.95%
  Average loans, leases and factored
   accounts receivable,
          net of unearned income,
    outstanding during the period.....   $   124,850      $109,105     $ 124,571               $   107,001
  Net charge-offs as a percentage of
          average loans, leases and
          factored accounts receivable,
    net of unearned income,
          outstanding during the
         period.......................           .50%         .31%         .50%                      .31%
  Allowance for credit losses as
   a percentage of nonperforming
   loans..............................         268.34        239.09       268.34                    239.09


 Table 10
 Real Estate Commercial and Construction Loans, Other Real Estate Owned and Other Real Estate Credit Exposures
 June 30, 1996
 (Dollars in Millions)


                                                                                  Other
                                                  Loans (1)                      Credit
                                          Outstanding    Nonperforming   OREO   Exposures(2)


 By Geographic Region:
 Maryland, District of Columbia and
   Virginia...............................    $1,826         $48        $48       $ 392
 Florida..................................     1,849          26         15         135
 North Carolina and South Carolina........     1,462          25         15          48
 Other states.............................     3,859          35         19         592
                                              $8,996        $134        $97      $1,167


 By Property Type:

 Apartments...............................    $1,534        $  9        $ -      $  451
 Shopping centers/retail..................     1,459           8          4         109
 Office buildings.........................     1,262          16         14          26
 Residential.............................      1,193           9          3          45
 Hotels...................................       760           8          2          62
 Land and land development................       642          18         49          83
 Industrial/warehouse.....................       574          17          4          24
 Commercial-other.........................       405          19         15         260
 Resorts/golf courses.....................       210           -          -           -
 Multiple use.............................        86           6          1           6
 Other....................................       871          24          5         101
                                              $8,996        $134        $97      $1,167

 (1) On June 30, 1996, the Corporation had unfunded binding real estate commercial and construction loan commitments. (2) Other credit exposures include letters of credit and loans held for sale.





CONCENTRATIONS OF CREDIT RISK
         REAL ESTATE - Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, OREO and other credit exposures are presented in TABLE 10 . The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.
         Total nonresidential real estate commercial and construction loans were $9.0 billion and $9.2 billion on June 30, 1996 and December 31, 1995, respectively, and declined as a percentage of net loans, leases and factored accounts receivable to 7.2 percent on June 30, 1996 from 7.8 percent on December 31, 1995. During the second quarter of 1996, the Corporation recorded real estate net charge-offs of $14 million, or .60 percent of average real estate loans, compared to $1 million, or .03 percent, in the second quarter of 1995. The majority of the real estate net chargeoffs were related to a bulk sale of certain commercial real estate loans. During the first six months of 1996, the Corporation had real estate net charge-offs of $24 million, or .49 percent of average real estate loans, compared to $4 million, or .08 percent, in the first half of 1995. Nonperforming real estate commercial and construction loans totaled $134 million and $212 million on June 30, 1996 and December 31, 1995, respectively.

 Table 11
 Selected Industry Credit Exposures
 June 30, 1996
 (Dollars in Millions)


                             Loans, Leases and Factored Accounts
                             Receivable, Net of Unearned Income       Other
                                                       Unfunded       Credit
                            Outstanding Nonperforming Commitments   Exposures (1)

 Communications............ $    4,181     $   3      $   4,858   $    297
 Health care...............      3,501        20          2,917        786
 Leisure and sports........      3,328        25          2,127        355
 Textiles and apparel......      2,936        45          1,312        436
 Oil and gas...............      2,872        30          3,451        578
 Retail....................      2,677        64          2,939        639
 Automotive................      2,503        12          1,527        101
 Food......................      2,501        21          2,487        314
 Machinery and equipment...      2,470         4          2,241        274
 Finance companies.........      1,702         1          5,931        125
 Construction..............      1,617        34          1,115        163
 Forest products and paper.      1,488        10          2,055        275
 Electronics...............      1,476        26          2,082        141
 Utilities.................      1,008         -          3,025        207
 Banks.....................        949         1          1,537      2,369
 Brokers and dealers.......        423         -            876        664

 (1) Other credit exposures include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position.











         The exposures included in TABLE 10 do not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security or as an abundance of caution, and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the table, on June 30, 1996, the Corporation had approximately $7.7 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.
         OTHER INDUSTRIES - TABLE 11 presents selected industry credit exposures. Commercial loans, factored accounts receivable and lease financing are included in the table. Other credit exposures as represented include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position. Commercial loan outstandings as a percentage of net loans, leases and factored accounts receivable remained relatively constant at 39.9 percent on June 30, 1996 compared to 41.0 percent on December 31, 1995 and totaled $49.4 billion and $48.0 billion on June 30, 1996 and December 31, 1995, respectively. Net charge-offs of commercial loans totaled $28 million, or .23 percent of average commercial loans in the second quarter of 1996 compared to net recoveries of $2 million, or .02 percent in the second quarter of 1995. For the first half of 1996, the Corporation had commercial net charge-offs of $48 million, or .20 percent of average commercial loans, compared to $1 million or
 .01 percent for the first half of 1995.
         CONSUMER - Consumer loan outstandings as a percentage of net loans, leases and factored accounts receivable remained relatively constant at 46.1 percent on June 30, 1996 compared to 45.2 percent on December 31, 1995 and totaled $57.0 billion and $52.8 billion on June 30, 1996 and December 31, 1995, respectively. In addition to the credit card loans reported in the financial statements, the Corporation manages credit card receivables which have been sold. Total average credit card receivables managed by the CARD SERVICES group were $7.9 billion in the second quarter of 1996 compared to $5.9 billion in the second quarter of 1995. On June 30, 1996, the Corporation completed a securitization of $900 million of credit card receivables. On a managed portfolio basis, which includes both on balance sheet receivables and credit card, indirect auto loan and consumer finance securitizations, net charge-offs as a percentage of average managed consumer loans in the second quarter of 1996 were 4.36 percent for credit card and .99 percent for other consumer loans. This compares to net charge-off ratios on a managed basis of
3.79 percent for credit card loans and 1.05 percent for other consumer loans for the first quarter of 1996 and 3.87 percent and .77 percent, respectively, for the second quarter of 1995. Net charge-offs as a percentage of average managed consumer loans in the first half of 1996 were 4.08 percent for credit card and
1.03 percent for other consumer loans. This compares to net charge-off ratios on a managed basis of 3.79 percent for credit card loans and .78 percent for other consumer loans for the first half of 1995.
         See NOTE 5 to the consolidated financial statements for information regarding the distribution of loans on June 30, 1996 and December 31, 1995.

MARKET RISK
         In the normal course of conducting business activities, the Corporation is exposed to market risk which includes both price and liquidity risk. Price risk arises from fluctuations in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the values of financial instruments. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current and future financial commitments or that the Corporation may not be able to liquidate financial instruments at market prices. Risk management procedures and policies have been established and are utilized to manage the Corporation's exposure to market risk. The strategy of the Corporation with respect to market risk is to maximize net income while maintaining an acceptable level of risk to changes in market rates. While achievement of this goal requires a balance between profitability, liquidity and market price risk, there are opportunities to enhance revenues through controlled risks. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are the securities portfolio and interest rate swaps, and management of the mix, yields or rates and maturities of assets and of the wholesale and retail funding sources of the Corporation.
         TABLE 12 represents the Corporation's interest rate gap position on June 30, 1996. Based on contractual maturities or repricing dates (or anticipated dates where no contractual maturity or repricing date exists), interest-sensitive assets and liabilities are placed in maturity categories. The Corporation's near-term cumulative interest rate gap position is a reflection of the strength of the customer-deposit gathering franchise which provides the Corporation with a relatively stable core deposit base. These funds have been deployed in longer-term interest earning assets, primarily loans and securities. A gap analysis is limited in its usefulness as it represents a one-day position, which is continually changing and not necessarily indicative of the Corporation's position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate movements.
         On June 30, 1996, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100-basis-point rise or fall in interest rates over the next 12 months was estimated to be less than 1 percent of net income when compared to stable rates. Additionally, on June 30, 1996, a 100-basis-point parallel increase in interest rates from June 30, 1996 levels was estimated to result in a change of less than 2 percent in the market value of the Corporation's total shareholders' equity.
         To estimate potential losses that could result from adverse market movements, the Corporation uses a daily earnings at risk methodology. Earnings at risk estimates are measured on a daily basis at the individual trading unit level, by type of trading activity and for all trading activities in the aggregate. Daily reports of estimates compared to respective limits are reviewed by senior management, and trading strategies are adjusted accordingly. In addition to these simulations, portfolios which have significant option positions are stress tested continually to simulate the potential loss that might occur due to unexpected market movements in each market.
         Earnings at risk represents a one-day measurement of pre-tax earnings at risk from movements in market prices using the assumption that positions cannot be rehedged during the period of any prescribed price and volatility change. A 99-percent confidence level is utilized, which indicates that actual trading profits and losses may deviate from expected levels and exceed estimates approximately one day out of every 100 days of trading activity. Earnings at risk is measured on both a gross and uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On June 30, 1996, the gross estimates for aggregate interest rate, foreign exchange and equity and commodity trading activities were $52.9 million, $4.2 million and $2.3 million, respectively. Alternatively, using a statistical measure which is more likely to capture the effects of market movements, the estimate on June 30, 1996 for aggregate trading activities was $21.0 million.
         Average daily CAPITAL MARKETS-related revenues in the second quarter of 1996 approximated $1.4 million. During the second quarter of 1996, the Corporation's CAPITAL MARKETS-related activities resulted in positive daily revenues for approximately 73 percent of total trading days. In the second quarter of 1996, the standard deviation of CAPITAL MARKETS-related revenues was $3.2 million. Using this data, one can conclude that the aggregate Capital Markets activities should not result in exposure of more than $6.0 million for any one day, assuming 99-percent confidence. Daily earnings at risk will average considerably more than this due to the assumption of no evasive actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio.


Table 12
Interest Rate Gap Analysis
June 30, 1996
(Dollars in Millions)

                                                                                               Over 12
                                                                                             Months and
                                                       Interest-Sensitive                    Noninterest-
                                       30-Day    3-Month    6-Month    12-Month      Total   Sensitive      Total

Earning assets
   Loans and leases, net of
      unearned income................    $51,078   $11,815   $5,153     $8,126        $76,172    $46,471     $122,643
   Securities held for investment....         82       179      169      1,268          1,698      1,606        3,304
   Securities available for sale.....        172       280      463      2,194          3,109     12,697       15,806
   Loans held for sale...............      1,555         -        -          -          1,555          -        1,555
   Time deposits placed and other
      short-term investments.........        916       211       95          4          1,226          -        1,226
   Trading account securities........     16,818         -        -          -         16,818          -       16,818
   Federal funds sold and securities
      purchased under agreements
      to resell......................      7,560         -        -          -          7,560          -        7,560
      Total.................              78,181    12,485    5,880     11,592        108,138     60,774      168,912

Interest-bearing liabilities
   Savings...........................      8,667         -        -          -          8,667          -        8,667
   NOW and money market deposit
      accounts.......................     30,590         -        -          -         30,590          -       30,590
   Consumer CDs and IRAs.............      4,307     5,201    5,783      6,785         22,076      7,372       29,448
   Negotiated CDs, public funds and
      other time deposits............      1,134       969      668        394          3,165        325        3,490
   Foreign time deposits...............    7,399     2,270    1,559        312         11,540        147       11,687
   Borrowed funds......................   25,846     1,903    1,254        590         29,593          -       29,593
   Short sales.........................    9,428          -       -          -          9,428          -        9,428
   Long-term debt......................    4,427      6,711     175        473         11,786      8,741       20,527
      Total............................   91,798     17,054     9,439    8,554       126,845      16,585      143,430
Noninterest-bearing, net...............        -          -         -        -             -      25,482       25,482
      Total............................   91,798     17,054     9,439    8,554       126,845      42,067     $168,912
Interest rate gap......................  (13,617)    (4,569)   (3,559)   3,038       (18,707)     18,707
Effect of asset and liability management
   interest rate swaps, futures and
   other off-balance sheet items.......   (9,862)    (8,587)     (311)    1,330      (17,430)   17,430
   Adjusted interest rate gap.......... $(23,479)  $(13,156)  $(3,870) $  4,368    $ (36,137)  $36,137
Cumulative adjusted interest rate gap.. $(23,479)  $(36,635) $(40,505) $(36,137)



Table 13
Asset and Liability Management Interest Rate Swaps Notional Contracts (Dollars in Millions)


                                                            Index                                                     Total
                                            Generic      Amortizing       CMO                  Total                 Interest
                                      Receive     Pay      Receive   Receive    Pay     Receive     Pay                Rate
                                       Fixed     Fixed      Fixed     Fixed    Fixed     Fixed     Fixed     Basis    Swaps

Balance on December 31, 1995......... $ 5,963   $9,908     $5,911     $1,964   $75      $13,838     $9,983   $ 486    $24,307
 Additions...........................  12,202      478        295        961     -       13,458        478     600     14,536
 Maturities/Other....................  (3,731)    (384)    (1,843)      (547)  (10)      (6,121)      (394)      -     (6,515)
Balance on June 30, 1996............. $14,434   $10,002    $4,363     $2,378   $65      $21,175    $10,067  $1,086    $32,328




OFF BALANCE SHEET

DERIVATIVES - ASSET AND LIABILITY MANAGEMENT POSITIONS

         The Corporation utilizes interest rate contracts in its asset and liability management (ALM) process. Interest rate contracts allow the Corporation to adjust its interest rate risk position without exposure to risk of loss of the underlying principal or funding requirements, as these contracts do not involve the exchange of notional amounts, only payment or receipt of cash flows. The periodic interest payments can be based on a fixed rate or a variable index.
         The Corporation uses non-leveraged generic, index amortizing, collateralized mortgage obligation (CMO) and basis swaps. Generic swaps involve the exchange of fixed rate and variable rate interest payments based on the contractual underlying notional amounts. Index amortizing and CMO swaps also involve the exchange of fixed rate and variable rate interest payments; however, the notional amounts may decline and their maturities vary based on certain interest rate indices in the case of index amortizing swaps and mortgage prepayment rates in the case of CMO swaps. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts where both the pay rate and the receive rate are floating rates based on different indices.
         In its ALM process, the Corporation also purchases interest rate caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate.
         As presented in the footnotes to TABLE 3, net interest receipts and payments on these contracts have been included in interest income and expense on the underlying instruments. On June 30, 1996, there were no realized deferred gains or losses associated with terminated ALM contracts.
         TABLE 13 summarizes the notional amount and the activity of ALM interest rate swap contracts for the six months ended June 30, 1996. As reflected in the table, the gross notional amount of the Corporation's ALM swap program on June 30, 1996 was $32.3 billion, with the Corporation receiving fixed on $21.2 billion, primarily converting variable-rate commercial loans to fixed rate, and receiving variable on $10.1 billion, fixing the cost of certain variable-rate liabilities, primarily market-based funds. The increase in the notional amount of ALM interest rate swap contracts from December 31, 1995 was primarily due to acquisitions and management of the Corporation's risk profile. On June 30, 1996, the net receive fixed position was $11.1 billion, representing an increase from the net receive fixed position of $3.9 billion on December 31, 1995.
         The gross notional amount of option products, primarily caps and floors, on June 30, 1996 was $4.3 billion. Such instruments primarily relate to term debt, consumer loans and securities available for sale. On June 30, 1996, the net unrealized appreciation of option products, primarily caps and floors, was $2 million.
         TABLE 14 summarizes the maturities, average pay and receive rates and the market value on June 30, 1996 of the Corporation's ALM contracts. Floating rates represent the last repricing and will change in the future based on movements in one-, three- and six-month LIBOR rates. Maturities for CMO and amortizing swaps are based on interest rates implied by the forward yield curve on June 30, 1996 and may differ from actual maturities depending on future interest rate movements and resultant prepayment patterns.

Table 14
Asset and Liability Management Interest Rate Swaps
June 30, 1996
(Dollars in Millions, Average Maturity in Years)



                                            Expected Maturity                                                      Average
                                     Market                                                               After    Expected
                                     Value    Total     1996      1997      1998      1999      2000      2000     Maturity
Asset Conversion Swaps
Receive fixed generic...............$  (76)                                                                            3.23
 Notional amount.....................        $11,800       -    $  500   $ 2,000  $  3,200  $  5,600    $  500
 Weighted average receive rate.......           6.25%      -      4.59%     5.89%     6.29%     6.46%     6.72%
 Weighted average pay rate...........           5.52

Receive fixed amortizing............   (51)                                                                           1.07
 Notional amount.....................       $   4,363   $ 1,175 $2,137   $   900  $     11  $    140        -
 Weighted average receive rate.......            5.06%     5.04%  4.91%     5.11%     6.98%     6.98%       -
 Weighted average pay rate...........            5.53

Receive fixed CMO...................   (34)                                                                            2.14
 Notional amount.....................       $   2,378   $   318 $  432   $   480  $  1,148        -         -
 Weighted average receive rate.......            5.61%     5.23%  5.13%     5.09%     6.11%       -         -
 Weighted average pay rate...........            5.47

Pay fixed generic...................   (12)                                                                           3.02
 Notional amount.....................       $     440   $    33 $   15   $     7  $    374  $      1   $    10
 Weighted average pay rate...........            7.60%     7.64%  7.75%     7.92%     7.52%     9.78%     9.52%
 Weighted average receive rate.......            5.54

Total asset conversion swaps........$ (173)
 Notional amount.....................       $  18,981    $1,526 $3,084   $ 3,387  $  4,733   $ 5,741    $  510

Liability Conversion Swaps
Receive fixed generic...............$  (59)                                                                           5.74
 Notional amount.....................        $  2,634   $     2 $  658   $    31  $     34   $   312    $1,597
 Weighted average receive rate.......            6.76%     6.51%  6.94%     6.35%     9.80%     6.79%     6.62%
 Weighted average pay rate...........            5.69

Pay fixed generic...................   (34)                                                                            .22
 Notional amount.....................        $  9,562   $ 8,537 $  925  $    100        -         -         -
 Weighted average pay rate...........            6.69%     6.50%  8.14%     9.31%       -         -         -
 Weighted average receive rate.......            5.28


Pay fixed CMO.......................     1                                                                             1.32
 Notional amount.....................        $     65   $    10   $ 16  $     39        -         -         -
 Weighted average pay rate...........            4.44%     4.44%  4.44%     4.44%       -         -         -
 Weighted average receive rate.......            5.45

Total liability conversion swaps....$  (92)
 Notional amount...........................  $ 12,261   $ 8,549 $1,599   $   170   $    34   $   312   $ 1,597


Total receive fixed swaps...........$ (220)                                                                           2.98
 Notional amount.....................        $ 21,175    $1,495 $3,727    $3,411   $ 4,393   $ 6,052   $ 2,097
 Weighted average receive rate.......            6.00%     5.08%  5.25%     5.57%     6.27%     6.49%     6.64%
 Weighted average pay rate...........            5.54

Total pay fixed swaps...............   (45)                                                                             .35
 Notional amount.....................        $ 10,067   $ 8,580 $  956    $  146   $   374   $     1   $    10
 Weighted average pay rate...........            6.71%     6.50%  8.07%     7.94%     7.52%     9.78%     9.52%
 Weighted average receive rate.......            5.29

Basis Swaps.........................     -                                                                            1.40
 Notional amount.....................        $  1,086   $   100 $  371   $   600        -         -    $    15
 Weighted average receive rate.......            5.47%
 Weighted average pay rate...........            5.53

Total Swaps.........................$ (265)
 Notional amount.....................        $ 32,328   $10,175 $5,054    $4,157  $  4,767  $  6,053    $2,122


On June 30, 1996, in addition to the above interest rate swaps, the Corporation had approximately $1.3 billion notional of receive fixed generic interest rate swaps associated primarily with a credit card securitization. On June 30, 1996, these positions had an unrealized market value of negative $32 million, a weighted average receive rate of 5.25 percent, a pay rate of 5.81 percent and an average maturity of 3.26 years.

         The net unrealized depreciation of the ALM swap portfolio on June 30, 1996 was $265 million compared to $75 million on December 31, 1995, reflecting the increase in interest rates. The unrealized depreciation in the estimated value of the ALM interest rate swap portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet position should not be viewed in isolation.

DERIVATIVES - DEALER POSITIONS
         Credit risk associated with derivative positions is measured as the net replacement cost the Corporation could incur should counterparties with contracts in a gain position completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value to the Corporation. In managing derivative credit risk, the Corporation considers both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives.
         TABLE 15 presents the notional or contract amounts on June 30, 1996 and December 31, 1995 and the current credit risk amounts (the net replacement cost of contracts in a gain position on June 30, 1996 and December 31, 1995) of the Corporation's derivatives-dealer positions which are primarily executed in the over the counter market. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in TABLE 15 do not consider the value of any collateral, but generally take into



 Table 15
 Derivatives - Dealer Positions
 (Dollars in Millions)


                                        June 30             December 31
                                          1996                1995
                                 Contract/ Credit Risk Contract/  Credit Risk
                                  Notional   Amount(1)  Notional   Amount(1)

 Interest Rate Contracts
  Swaps........................ $  170,843    $ 1,076    $123,946      $989
  Futures and forwards.........    196,109        326     193,774        37
  Written options .............    354,571          -     233,976         -
  Purchased options ...........    310,109      1,078     236,317     1,310

 Foreign Exchange Contracts
  Swaps........................     1,250          21       1,196        21
  Spot, futures and forwards...   108,841         787      70,199       532
  Written options..............    74,572           -      42,227         -
  Purchased options............    75,389         577      44,273       350

 Commodity and Other Contracts
  Swaps........................       777          87         757       141
  Futures and forwards.........     2,503           1       3,231         3
  Written options..............    22,891           -      15,476         -
  Purchased options............    25,967         543      16,344       600
   Total before cross product
     netting...................                 4,496                 3,983
   Cross product netting.......                    98                   183
   Net replacement cost........                $4,398                $3,800




(1) Represents the net replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.

consideration the effects of legally enforceable master netting agreements. On June 30, 1996, the credit risk associated with the Corporation's asset and liability management positions was not significant.
         In managing credit risk associated with its derivatives activities, the Corporation deals with creditworthy counterparties, primarily U.S. and foreign commercial banks, broker-dealers and corporates.
         A portion of the Corporation's derivatives-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk to the Corporation is minimal. Of the $4.4-billion current credit risk amount reported in TABLE 15, $782 million relates to exchange-traded instruments. This compares to a total credit risk amount of $3.8 billion on December 31, 1995, which included $791 million related to exchange-traded instruments.
         During the first six months of 1996, there were no credit losses associated with derivative transactions. In addition, on June 30, 1996, there were no nonperforming derivative positions.

CAPITAL
         Shareholders' equity totaled $14.0 billion on June 30, 1996 compared to $12.8 billion on December 31, 1995. Net earnings retention of $761 million coupled with the acquisition of Bank South, which resulted in the issuance of
26.3 million shares of common stock and an increase of $685 million in shareholders' equity, were the primary reasons for the increase. The increase was partially offset by net depreciation of $298 million in the market value of securities available for sale during the first six months of 1996.
         Presented below are the Corporation's regulatory capital ratios on June 30, 1996 and December 31, 1995:



                         June 30   December 31
                           1996      1995
Risk-Based Capital Ratios
     Tier 1 Capital......    7.58%     7.24%
     Total Capital.......   11.93     11.58

Leverage Capital Ratio...    6.64      6.27





         The Corporation's regulatory capital ratios on June 30, 1996 compare favorably with the regulatory minimums of 4 percent for Tier 1, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent.

Table 16
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)



                                                                     1996 Quarters
                                                                   First       Second

Income statement
Income from earning assets...................................    $  3,573    $  3,442
Interest expense.............................................       2,016       1,855
Net interest income (taxable-equivalent).....................       1,584       1,611
Net interest income..........................................       1,557       1,587
Provision for credit losses..................................         155         155
Gains (losses) on sales of securities........................          14          (6)
Noninterest income...........................................         885         917
Other real estate owned expense..............................           -           7
Merger-related charge........................................         118           -
Other noninterest expense....................................       1,394       1,405
Income before income taxes...................................         789         931
Income tax expense...........................................         276         326
Net income ..................................................         513         605
Net income applicable to common shareholders.................         509         601
Net income (excluding merger-related charge).................         590         605
Average common shares issued (in thousands)..................     300,279     300,462

Per common share
Earnings ....................................................   $    1.70    $   2.00
Earnings (excluding merger-related charge)...................        1.95        2.00
Cash dividends paid..........................................         .58         .58
Common shareholders' equity (period-end).....................       44.92       46.18

Balance sheet (period-end)
Total assets.................................................     194,375     192,308
Total loans, leases and factored accounts receivable,
  net of unearned income.....................................     124,344     123,705
Total deposits...............................................     109,622     108,124
Long-term debt...............................................      18,659      20,527
Common shareholders' equity..................................      13,444      13,905
Total shareholders' equity...................................      13,557      14,025

Performance ratios
Return on average assets.....................................         .99%       1.20%
Return on average assets (excluding merger-related charge)...        1.14        1.20
Return on average common shareholders' equity (1)............       15.71       18.00
Return on average common shareholders' equity (excluding
  merger-related charge) (1).................................       18.07       18.00
Risk-based capital ratios
  Tier 1.....................................................        7.35        7.58
  Total......................................................       11.71       11.93
Leverage capital ratio.......................................        6.19        6.64
Total equity to total assets.................................        6.97        7.29
Market price per share of common stock
  Close at the end of the period.............................   $   80 1/8   $  82 5/8
  High for the period........................................       81 3/8      84 5/8
  Low for the period.........................................       64 3/8      74 3/4


 (1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

    a.   The Annual Meeting of Shareholders was held on April 24, 1996.

    b. The following are voting results on each of the matters which were submitted to the shareholders:


                                                           Against
                                                             or                     Broker
                                                  For       Withheld  Abstentions   Nonvotes

     1.    To elect 20 Directors
              Ronald W. Allen.............    242,955,641  1,159,553
              William M. Barnhardt........    243,030,626  1,084,568

              Thomas E. Capps.............    242,997,952  1,117,242
              Charles W. Coker............    243,039,958  1,075,236
              Thomas G. Cousins...........    243,065,266  1,049,928
              Alan T. Dickson.............    243,052,491  1,062,703
              W. Frank Dowd, Jr...........    243,024,362  1,090,832
              Paul Fulton.................    242,959,863  1,155,331
              Timothy L. Guzzle...........    243,032,928  1,082,266
              W. W. Johnson...............    243,044,183  1,071,011
              Hugh L. McColl, Jr..........    243,042,143  1,073,051
              John J. Murphy..............    242,966,068  1,149,126
              John C. Slane...............    242,982,449  1,132,745
              John W. Snow................    242,941,106  1,174,088
              Meredith R. Spangler........    243,039,950  1,075,244
              Robert H. Spilman...........    243,009,960  1,105,234
              Ronald Townsend.............    242,939,366  1,175,828
              E. Craig Wall, Jr...........    243,057,101  1,058,093
              Jackie M. Ward..............    242,940,077  1,175,117
              Virgil R. Williams..........    243,033,952  1,081,242

     2.    To consider and act upon a
           proposal to approve and adopt
           the NationsBank Corporation
           Directors' Stock Plan..........    230,832,999  9,517,984    3,736,948   27,263
     3.    To consider and act upon a
           proposal to ratify the action
           of the Board of Directors in
           selecting Price Waterhouse LLP
           as independent public accountants
           to audit the books of the
           Corporation and its subsidiaries
           for the current year..........     242,425,041    588,335    1,101,818


Item 6.  Exhibits and Reports on Form 8-K

             a. Exhibits

                  Exhibit 11 - Earnings Per Common Share Computation

                  Exhibit 12(a) - Ratio of Earnings to Fixed Charges

                  Exhibit 12(b) - Ratio of Earnings to Fixed Charges and
                                  Preferred Dividends

                  Exhibit 27 - Financial Data Schedule

             b. Reports on Form 8-K

                  The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1996:

                  Current Report on Form 8-K dated April 15, 1996, and filed April 17, 1996, Items 5 and 7.

                  Current Report on Form 8-K dated May 14, 1996, and filed May 16, 1996, Items 5 and 7.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NationsBank Corporation
                                        Registrant

Date:    August 13, 1996                /s/      Marc D. Oken
        ------------------              ------------------------------
                                            Marc D. Oken
                                        Executive Vice President
                                        and Chief Accounting Officer
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                    NationsBank Corporation
                           Form 10-Q
                       Index to Exhibits


Exhibit  Description                                             Page

11       Earnings Per Common Share Computation....................40

12(a)    Ratio of Earnings to Fixed Charges ......................41

12(b)    Ratio of Earnings to Fixed Charges and Preferred
            Dividends.............................................42

27       Financial Data Schedule..................................43