Form 10-Q
period 1996-09-30
NATIONSBANK CORP
filed 1996-11-13
CIK 70858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


         For the quarterly period ended         September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On October 31, 1996, there were 287,440,645 shares of NationsBank Corporation Common Stock outstanding.

                       This page intentionally left blank.

NATIONSBANK CORPORATION

SEPTEMBER 30, 1996 FORM 10-Q

INDEX


                                                                                                               Page


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Statement of Income for the Three Months and Nine Months
             Ended September 30, 1996 and 1995.................................................................. 4

             Consolidated Balance Sheet on September 30, 1996 and December 31, 1995..............................5

             Consolidated Statement of Cash Flows for the Nine Months Ended
             September 30, 1996 and 1995.........................................................................6

             Consolidated Statement of Changes in Shareholders' Equity for
             the Nine Months Ended September 30, 1996 and 1995...................................................7

             Notes to Consolidated Financial Statements..........................................................8

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial

Condition.......................................................................................................13

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...................................................................36

Signature.......................................................................................................37

Index to Exhibits...............................................................................................38


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NationsBank Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(Dollars in Millions Except Per-Share Information)



                                                          THREE MONTHS             NINE MONTHS
                                                        ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                         1996        1995       1996        1995
INCOME FROM EARNING ASSETS
     Interest and fees on loans ....................   $  2,521   $  2,392   $  7,634   $  6,879
     Lease financing income ........................         78         58        219        159
     Interest and dividends on securities
         Held for investment .......................         44        202        151        668
         Available for sale ........................        268        181        920        449
     Interest and fees on loans held for sale ......         20          8         64         12
     Interest on time deposits placed and
         other short-term investments ..............         20         32         55        114
     Federal funds sold ............................          6         11         19         39
     Securities purchased under agreements to resell        153        240        485        727
     Trading account securities ....................        313        274        891        812
                                                       ---------------------------------------------
          Total income from earning assets .........      3,423      3,398     10,438      9,859
                                                       ---------------------------------------------
INTEREST EXPENSE
     Deposits ......................................        822        830      2,528      2,455



     Borrowed funds ................................        499        691      1,700      2,068
     Trading account liabilities ...................        163        240        501        711
     Long-term debt ................................        344        246        970        591
                                                       ---------------------------------------------
          Total interest expense ...................      1,828      2,007      5,699      5,825
                                                       ---------------------------------------------
NET INTEREST INCOME ................................      1,595      1,391      4,739      4,034

PROVISION FOR CREDIT LOSSES ........................        145        100        455        240
                                                       ---------------------------------------------
NET CREDIT INCOME ..................................      1,450      1,291      4,284      3,794
GAINS ON SALES OF SECURITIES .......................         26          3         34          8
NONINTEREST INCOME .................................        886        776      2,688      2,232
OTHER REAL ESTATE OWNED EXPENSE ....................          6          7         13         10
MERGER-RELATED CHARGE ..............................       --         --          118       --

OTHER NONINTEREST EXPENSE ..........................      1,400      1,245      4,199      3,821
                                                       ---------------------------------------------
INCOME BEFORE INCOME TAXES .........................        956        818      2,676      2,203
INCOME TAX EXPENSE .................................        331        288        933        763
                                                       ---------------------------------------------
NET INCOME .........................................   $    625   $    530   $  1,743   $  1,440
                                                       ---------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ........   $    622   $    528   $  1,732   $  1,434
                                                       ---------------------------------------------
PER-SHARE INFORMATION
      Earnings per common share ....................   $   2.12   $   1.95   $   5.82   $   5.26
                                                       ---------------------------------------------
      Fully diluted earnings per common share ......   $   2.09   $   1.93   $   5.73   $   5.19
                                                       ---------------------------------------------

      Dividends per common share ...................   $    .58   $    .50   $   1.74   $   1.50
                                                       ---------------------------------------------
AVERAGE COMMON SHARES ISSUED (IN THOUSANDS) ........    292,633    270,306    297,772    272,790
                                                       ---------------------------------------------


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)



                                                                                               SEPTEMBER 30    December 31
                                                                                                    1996         1995

ASSETS
   Cash and cash equivalents ................................................................   $   8,866    $   8,448
   Time deposits placed and other short-term investments ....................................       1,553        1,296
   Securities
      Held for investment, at cost (market value - $3,025 and $4,432) .......................       3,035        4,432
      Available for sale ....................................................................      13,334       19,415
                                                                                               ---------------------------
         Total securities ...................................................................      16,369       23,847
                                                                                               ---------------------------

   Loans held for sale ......................................................................       1,135        1,663
   Federal funds sold .......................................................................          63          111
   Securities purchased under agreements to resell ..........................................       7,626        6,119
   Trading account assets ...................................................................      19,709       18,867
   Loans and leases, net of unearned income .................................................     120,829      116,042
   Factored accounts receivable .............................................................       1,249          991
                                                                                               ---------------------------
         Loans, leases and factored accounts receivable, net of unearned income .............     122,078      117,033
                                                                                               ---------------------------

   Allowance for credit losses ..............................................................      (2,319)      (2,163)
   Premises, equipment and lease rights, net ................................................       2,752        2,508
   Customers' acceptance liability ..........................................................         990          918
   Interest receivable ......................................................................       1,216        1,597
   Mortgage servicing rights ................................................................         944          707
   Goodwill .................................................................................       1,576        1,139
   Core deposit and other intangibles .......................................................         426          375
   Other assets .............................................................................       4,687        4,833
                                                                                               ---------------------------
                                                                                                $ 187,671    $ 187,298
                                                                                               ---------------------------
LIABILITIES
   Deposits
      Noninterest-bearing ...................................................................   $  25,990    $  23,414
      Savings ...............................................................................       8,757        8,257
      NOW and money market deposit accounts .................................................      30,520       28,160
      Time ..................................................................................      33,778       27,971
      Foreign time ..........................................................................       9,087       12,889
                                                                                               ---------------------------
         Total deposits .....................................................................     108,132      100,691
                                                                                               ---------------------------

   Federal funds purchased ..................................................................       2,370        5,940
   Securities sold under agreements to repurchase ...........................................      18,210       23,034
   Trading account liabilities ..............................................................      12,686       15,177
   Commercial paper .........................................................................       2,881        2,773
   Other short-term borrowings ..............................................................       2,542        4,143
   Liability to factoring clients ...........................................................         694          580
   Acceptances outstanding ..................................................................         990          918
   Accrued expenses and other liabilities ...................................................       3,828        3,466
   Long-term debt ...........................................................................      22,034       17,775
                                                                                               ---------------------------
         Total liabilities ..................................................................     174,367      174,497
                                                                                               ---------------------------

         Contingent liabilities and other financial commitments (Note 5)

SHAREHOLDERS' EQUITY

   Preferred stock: authorized - 45,000,000 shares; issued - 5,280,406 and 2,473,081 shares .         174          105


   Common stock: authorized - 800,000,000 shares; issued - 288,111,941 and 274,268,773 shares       3,956        4,655
   Retained earnings ........................................................................       9,235        7,826
   Other, including loan to ESOP trust ......................................................         (61)         215
                                                                                               ---------------------------
         Total shareholders' equity .........................................................      13,304       12,801
                                                                                               ---------------------------


                                                                                                $ 187,671    $ 187,298
                                                                                               ---------------------------


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------


(Dollars in Millions)                                                                                         NINE MONTHS
                                                                                                                 ENDED
                                                                                                               SEPTEMBER 30
                                                                                                ------------------------------------
                                                                                                        1996              1995
                                                                                                ------------------------------------
OPERATING ACTIVITIES
    Net income                                                                                   $         1,743  $           1,440
    Reconciliation of net income to net cash provided (used) by operating activities
          Provision for credit losses                                                                        455                240
          Gains on sales of securities                                                                      (34)                (8)
          Depreciation and premises improvements amortization                                                231                209
          Amortization of intangibles                                                                         91                 90
          Deferred income tax expense                                                                        128                119
          Net change in trading instruments                                                              (3,365)            (6,251)
          Net (increase) decrease in interest receivable                                                     471              (324)
          Net increase (decrease) in interest payable                                                      (480)                362
          Net (increase) decrease in loans held for sale                                                     529              (136)
          Net increase in liability to factoring clients                                                     115                133
          Other operating activities                                                                       1,484                 67
                                                                                                ------------------------------------

              Net cash provided (used) by operating activities                                             1,368            (4,059)
                                                                                                ------------------------------------
INVESTING ACTIVITIES
    Proceeds from maturities of securities held for investment                                             1,398              4,662
    Purchases of securities held for investment                                                              (5)              (540)
    Proceeds from sales and maturities of securities available for sale                                   23,142             22,464
    Purchases of securities available for sale                                                           (8,831)           (23,873)
    Net (increase) decrease in federal funds sold and securities
          purchased under agreements to resell                                                           (1,153)              4,292
    Net (increase) decrease in time deposits placed and other short-term investments                       (275)                194
    Net collections (originations) of loans and leases                                                        42            (9,331)
    Purchases of loans and leases                                                                       (10,356)            (4,151)
    Proceeds from sales and securitizations of loans and leases                                           10,647              2,066
    Purchases and originations of mortgage servicing rights                                                (332)              (580)
    Purchases of factored accounts receivable                                                            (5,802)            (5,996)
    Collections of factored accounts receivable                                                            5,525              5,722
    Net purchases of premises and equipment                                                                (305)              (232)
    Proceeds from sales of other real estate owned                                                           112                143
    Sales (acquisitions) of business activities, net of cash                                                 442              (667)
                                                                                                ------------------------------------
              Net cash provided (used) by investing activities                                            14,249            (5,827)
                                                                                                ------------------------------------
FINANCING ACTIVITIES
    Net decrease in deposits                                                                             (4,986)            (2,043)
    Net increase (decrease) in federal funds purchased and securities
          sold under agreements to repurchase                                                            (9,399)              3,613
    Net decrease in other short-term borrowings and commercial paper                                     (2,371)              (364)
    Proceeds from issuance of long-term debt                                                               6,163              8,268
    Retirement of long-term debt                                                                         (2,807)            (1,000)
    Proceeds from issuance of common stock                                                                    74                184
    Cash dividends paid                                                                                    (529)              (415)
    Common stock repurchased                                                                             (1,345)              (522)
    Other financing activities                                                                                 1               (30)
                                                                                                ------------------------------------
              Net cash provided (used) by financing activities                                          (15,199)              7,691
                                                                                                ------------------------------------
Net increase (decrease) in cash and cash equivalents                                                         418            (2,195)
Cash and cash equivalents on January 1                                                                     8,448              9,582
                                                                                                ------------------------------------
Cash and cash equivalents on September 30                                                       $          8,866  $           7,387
                                                                                                ------------------------------------

Loans transferred to other real estate owned amounted to $101 and $73 for the nine months ended September 30, 1996 and 1995, respectively.


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Dollars in Millions, Shares in Thousands)



                                                                                    Common
                                                         Preferred                  Stock                Retained         Loan to
                                                                        ----------------------------
                                                         Stock          Shares           Amount          Earnings        ESOP Trust
                                                     -------------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1994                         $      111           276,452    $      4,740    $      6,451     $      (76)
   Net income                                                                                               1,440
   Cash dividends
      Common                                                                                                (409)
      Preferred                                                                                               (6)
   Common stock issued under dividend
      reinvestment and employee plans                                       3,750             166
   Common stock repurchased                                               (9,733)           (522)
   Net change in unrealized gains/(losses)
      on securities available for sale and
      marketable equity securities
   Other                                                    (4)                75               4                               6
                                                     -------------------------------------------------------------------------------
BALANCE ON SEPTEMBER 30, 1995                        $      107           270,544    $      4,388    $      7,476     $      (70)
                                                     ===============================================================================


BALANCE ON DECEMBER 31, 1995                         $      105           274,269    $      4,655    $      7,826     $      (63)
   Net income                                                                                               1,743
   Cash dividends
      Common                                                                                                (518)
      Preferred                                                                                              (11)
   Common stock issued under dividend
      reinvestment and employee plans                                       1,444              54
   Stock issued in acquisitions                              73            27,718             586             192
   Common stock repurchased                                              (15,398)         (1,345)
   Net change in unrealized gains/(losses)
      on securities available for sale and
      marketable equity securities
   Other                                                    (4)                79               6               3               7
                                                     -------------------------------------------------------------------------------

BALANCE ON SEPTEMBER 30, 1996                        $      174           288,112    $      3,956    $      9,235     $      (56)
                                                     ===============================================================================




                                                                           Total
                                                                        Shareholders'
                                                              Other        Equity
                                                     -------------------------------
BALANCE ON DECEMBER 31, 1994                           $     (215)    $      11,011
   Net income                                                                 1,440
   Cash dividends
      Common                                                                  (409)
      Preferred                                                                 (6)
   Common stock issued under dividend
      reinvestment and employee plans                           18              184
   Common stock repurchased                                                   (522)
   Net change in unrealized gains/(losses)
      on securities available for sale and
      marketable equity securities                             241              241
   Other                                                       (4)                2
                                                     -------------------------------
BALANCE ON SEPTEMBER 30, 1995                          $        40    $      11,941
                                                     ===============================


BALANCE ON DECEMBER 31, 1995                           $       278    $      12,801
   Net income                                                                 1,743
   Cash dividends
      Common                                                                  (518)
      Preferred                                                                (11)
   Common stock issued under dividend
      reinvestment and employee plans                           20               74
   Stock issued in acquisitions                                  2              853
   Common stock repurchased                                                 (1,345)
   Net change in unrealized gains/(losses)
      on securities available for sale and
      marketable equity securities                           (306)            (306)
   Other                                                         1               13
                                                     -------------------------------
BALANCE ON SEPTEMBER 30, 1996                          $       (5)    $      13,304
                                                     ===============================



See accompanying notes to consolidated financial statements.

NATIONSBANK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of NationsBank Corporation and its subsidiaries (the Corporation). Significant intercompany accounts and transactions have been eliminated in consolidation.
         The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results of interim periods have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
         Accounting policies followed in the presentation of interim financial results are presented on pages 51, 52 and 53 of the Corporation's 1995 Annual Report to Shareholders, incorporated by reference into the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, as updated by the following.
          In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125), which provides accounting and disclosure guidance for certain asset transfers and liabilities extinguishments, such as servicing of financial assets, securitizations, repurchase agreements, factoring arrangements, loan syndications and securities lending. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments occurring subsequent to December 31, 1996. The Corporation does not expect the adoption of this standard to have a material impact on its results of operations or financial condition.

NOTE 2 - MERGER-RELATED ACTIVITY

         On August 13, 1996, the Corporation completed the acquisition of TAC Bancshares, Inc. (TAC) and its subsidiary, Chase Federal Bank FSB (Chase Federal), headquartered in Miami, Florida, for approximately $280 million, in the aggregate, paid in cash. On the date of acquisition, TAC and Chase Federal had total assets and total deposits of $2.8 billion and $2.0 billion, respectively. These acquisitions were accounted for as purchases.
         On August 31, 1996, the Corporation acquired aggregate deposits of approximately $970 million from Bluebonnet Savings Bank, FSB (Bluebonnet). The purchase price for this acquisition was approximately $46 million, paid in cash. This acquisition was accounted for as a purchase.
         On August 29, 1996, the Corporation entered into an agreement to acquire Boatmen's Bancshares, Inc. (Boatmen's), headquartered in St. Louis, Missouri. Each outstanding share of Boatmen's common stock will be converted into .6525 shares of Corporation common stock or, at the election of each holder of Boatmen's common stock, an amount in cash as specified in the acquisition agreement. At least 60 percent of the aggregate purchase price paid to Boatmen's shareholders will be in shares of the Corporation's common stock and the balance will be paid in cash. On September 30, 1996, Boatmen's had approximately 158 million shares of common stock outstanding. Boatmen's total assets and deposits on September 30, 1996 were $40.7 billion and $30.6 billion, respectively. Appropriate matters relating to this merger, which will be accounted for as a purchase, are subject to approval by the Corporation's and Boatmen's shareholders and various regulatory agencies. The acquisition is expected to close during January 1997.
         The Corporation currently intends to consummate the acquisition of First Federal Savings Bank of Brunswick, Georgia (Brunswick) in the first half of 1997 and will issue approximately 1.3 million shares of its common stock. On September 30, 1996, Brunswick had total assets and deposits of $259 million and $218 million, respectively.

NOTE 3 - TRADING ACCOUNT ASSETS AND LIABILITIES

         The fair values of the components of trading account assets and liabilities on September 30, 1996 and December 31, 1995 and the average fair values for the nine months ended September 30, 1996 were (dollars in millions):



                                                                                                              Average for
                                                                                                               The Nine
                                                                             September 30     December 31     Months Ended
                                                                                1996              1995     September 30, 1996
                                                                           --------------------------------------------------
Securities owned
    U.S. Treasury securities ..............................................     $10,095         $10,364         $13,025
    Securities of other U.S. Government agencies and corporations .........       1,123           1,508           1,649
    Certificates of deposit, bankers' acceptances and commercial paper ....         423             555             589
    Corporate debentures ..................................................       1,282           1,443           1,448
    Foreign sovereign instruments .........................................       2,023             576             825
    Other securities ......................................................         733             402             808
                                                                                -------         -------         -------
        Total securities owned ............................................      15,679          14,848          18,344
Derivatives-dealer positions ..............................................       4,030           4,019           3,974
                                                                                =======         =======         =======
        Total trading account assets ......................................     $19,709         $18,867         $22,318
                                                                                =======         =======         =======

Short sales
    U.S. Treasury securities ..............................................     $ 8,567         $11,066         $ 9,536
    Corporate debentures ..................................................         495             683             560
    Other securities ......................................................         254              33             317
                                                                                -------         -------         -------
         Total short sales ................................................       9,316          11,782          10,413
Derivatives-dealer positions ..............................................       3,370           3,395           3,199
                                                                                =======         =======         =======
        Total trading account liabilities .................................     $12,686         $15,177         $13,612
                                                                                =======         =======         =======



         Derivatives-dealer positions presented in the table above represent the fair values of interest rate, foreign exchange, equity and commodity-related products, including financial futures, forward settlement and option contracts and swap agreements associated with the Corporation's derivative trading activities.

NOTE 4 - DEBT

         In the third quarter of 1996, the Corporation issued $2.4 billion in long term debt, including $1.4 billion of senior notes and $1.0 billion of subordinated notes, with maturities ranging from 1999 to 2016. Of the $2.4 billion issued, $1.7 billion bear interest at fixed rates and $700 million bear interest at floating rates.
         Of debt issued in the three months ending September 30, 1996, $205 million of fixed rate debt was swapped to floating rates at spreads over LIBOR.
         Under the bank note program jointly maintained by NationsBank, N.A., NationsBank, N.A. (South) and NationsBank of Texas, N.A., bank notes may be offered from time to time up to $9.0 billion with fixed or floating rates and maturities from 30 days to 15 years from date of issue.
         On September 30, 1996, there were short-term bank notes outstanding of $1.3 billion. In addition, NationsBank of Texas, N.A. and NationsBank, N.A. together had outstanding bank notes of $3.1 billion on September 30, 1996 that were classified as long-term debt. On September 30, 1996 and December 31, 1995, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion which will expire in 1997. These lines were supported by fees paid directly by the Corporation to unaffiliated banks. From October 1, 1996 through November 8, 1996, the Corporation issued an additional $271 million in long term debt, with maturities ranging from 1999 to 2011, of which $145 million bear interest at floating rates and $126 million bear interest at fixed rates.

         As of November 8, 1996, the Corporation had approximately $2.3 billion of capacity available under its existing shelf registration statements and $3.2 billion available under the Euro medium-term note program.
         On October 9, 1996, the Corporation filed a shelf registration statement to offer up to an aggregate of $3 billion in senior or subordinated debt or equity securities.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding (dollars in millions):



                                                      SEPTEMBER 30   December 31
                                                          1996          1995
--------------------------------------------------------------------------------
Commitments to extend credit
     Credit card commitments ...................         $23,501       $21,033
     Other loan commitments ....................          78,379        66,638
Standby letters of credit and
     financial guarantees ......................           9,279         8,356
Commercial letters of credit ...................             885           986







         On September 30, 1996 and December 31, 1995, indemnified securities lending transactions totaled $7.9 billion and $2.6 billion, respectively. Collateral, with a market value of $8.1 billion and $2.7 billion for the respective periods, was obtained by the Corporation in support of these transactions.
         On September 30, 1996, the Corporation had commitments to purchase and sell when-issued securities of $5.1 billion and $5.3 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $4.4 billion and $4.3 billion, respectively, on December 31, 1995.
         See TABLES 12 and 13 and the accompanying discussion in Item 2 regarding the Corporation's derivatives used for risk management purposes. See TABLE 14 and the accompanying discussion in Item 2 regarding the Corporation's derivative trading activities.
         In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries, and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws. Management believes, based upon the advice of counsel, that the actions and proceedings and losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

NOTE 6 - LOANS, LEASES AND FACTORED ACCOUNTS RECEIVABLE

         The composition of loans, leases and factored accounts receivable on September 30, 1996 and December 31, 1995 was as follows (dollars in millions):


                                           September 30, 1996     December 31, 1995
                                          -------------------------------------------
                                             Amount     Percent    Amount     Percent
                                          -------------------------------------------
Domestic
     Commercial ........................    $ 50,142      41.0 % $ 47,989     41.0 %
     Real estate commercial ............       5,449       4.5     6,183       5.3
     Real estate construction ..........       3,183       2.6     2,976       2.5
                                           -----------------------------------------
          Total commercial .............      58,774      48.1    57,148      48.8
                                           -----------------------------------------
     Residential mortgage ..............      28,090      23.0    24,026      20.6
     Credit card .......................       6,253       5.1     6,532       5.6
     Other consumer ....................      20,420      16.8    22,287      19.0
                                           -----------------------------------------
          Total consumer ...............      54,763      44.9    52,845      45.2
                                           -----------------------------------------
     Lease financing ...................       3,933       3.2     3,264       2.8
     Factored accounts receivable.......       1,249       1.0       991        .8
                                           -----------------------------------------
                                             118,719      97.2   114,248      97.6
Foreign ................................       3,359       2.8     2,785       2.4
                                           -----------------------------------------
Total loans, leases and factored
     accounts receivable, net
     of unearned income ................    $122,078     100.0%  $117,033  100.0 %
                                           ========================================









         On September 30, 1996, the recorded investment in certain loans that were considered to be impaired was $614 million, all of which was classified as nonperforming. Impaired loans on September 30, 1996 were comprised of commercial loans of $413 million, real estate commercial loans of $165 million and real estate construction loans of $36 million. Of these impaired loans, $428 million had a valuation allowance of $59 million and $186 million did not have a valuation allowance primarily due to the application of interest payments against book balances or write-downs previously made with respect to these loans.
         On September 30, 1996 and December 31, 1995, nonperforming loans, including certain loans which are considered to be impaired, totaled $984 million and $706 million, respectively. Other real estate owned amounted to $151 million and $147 million on September 30, 1996 and December 31, 1995, respectively.

NOTE 7 - MERGER-RELATED CHARGE

         During the first quarter of 1996, primarily in connection with the acquisition of Bank South Corporation, the Corporation recorded a pre-tax merger-related charge of $118 million. The charge consisted of $34 million of severance costs, $28 million for facilities consolidations and branch closures, $11 million related to cancellations of contractual obligations, and other merger-related expenses. Of the $118 million accrued charge, approximately $55 million remained at September 30, 1996 and is expected to be used within twelve months of the acquisition.
         The following table summarizes the activity in the merger-related reserve for the nine-month period ended September 30, 1996 (dollars in millions):



                                                        Nine Months
                                                           Ended
                                                    September 30, 1996
                                                 ------------------------
Balance at  beginning of period ..................         $-
  Establishment of reserve .......................        118
  Cash payments ..................................        (74)
  Non-cash additions .............................         11
                                                        -----
Balance on September 30, 1996 ....................      $  55
                                                        -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EARNINGS REVIEW
         A comparison of selected operating results for the three- and nine-month periods ended September 30, 1996 and 1995 is presented in TABLE 1.
         The Corporation experienced an 18-percent increase in net income to $625 million in the third quarter of 1996 over the same quarter of 1995. Earnings per common share were $2.12 and $1.95 for the third quarters of 1996 and 1995, respectively.
         Operating net income totaled $1.8 billion in the first nine months of 1996, an increase of 26 percent over the same period of 1995. Earnings per common share based on operating net income were $6.07 and $5.26 for the first nine months of 1996 and 1995, respectively. Including a one-time merger-related charge of $118 million ($77 million, net of tax), net income and earnings per common share were $1.7 billion and $5.82, respectively, for the first nine months of 1996.
         Key performance highlights for the first nine months of 1996 were:

* Operating return on average common shareholders' equity rose to 18.36 percent in the first nine months of 1996 compared to 17.02 percent in the first nine months of 1995. Including the merger-related charge, the return on average common shareholders' equity was 17.58 percent.

* Taxable-equivalent net interest income increased 17 percent to $4.8 billion in the first nine months of 1996 over the same period in 1995 due to the impact of acquisitions, higher spreads in the securities portfolio, growth in average consumer loans and an increase in noninterest- bearing deposits.

* Noninterest income increased 20 percent to $2.7 billion in the first nine months of 1996 over the first nine months of 1995, driven primarily by higher deposit account service charges, investment banking fees and mortgage servicing and mortgage-related fees.

* Revenue growth continued to outpace expense growth in the first nine months of 1996, improving the efficiency ratio to 55.97 percent compared to 60.14 percent in the first nine months of 1995.

* Excluding the impact of acquisitions, other noninterest expense increased four percent during the first nine months of 1996 compared to the first nine months of 1995. Including the impact of acquisitions, other noninterest expense increased 10 percent.

* Provision for credit losses increased to $455 million for the first nine months of 1996 compared to $240 million for the same period of 1995, reflecting growth in commercial and consumer lending as well as the continuation of a return to more normalized levels of credit losses following periods of unusually low credit losses. Nonperforming assets increased to $1.1 billion on September 30, 1996 compared to $853 million at the end of 1995, due in part to acquisitions.

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

TABLE 1
SELECTED OPERATING RESULTS
(Dollars in Millions Except Per-Share Information)

                                                                                               THREE MONTHS           NINE MONTHS
                                                                                            ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                                                                           -----------------------------------------
                                                                                              1996       1995      1996       1995
                                                                                           -----------------------------------------
Income Statement
   Income from earning assets  ....................................................        $   3,423  $  3,398  $ 10,438 $  9,859
   Interest expense ...............................................................            1,828     2,007     5,699    5,825
   Net interest income (taxable-equivalent) .......................................            1,616     1,420     4,811    4,122
   Net interest income ............................................................            1,595     1,391     4,739    4,034
   Provision for credit losses ....................................................              145       100       455      240
   Gains on sales of securities ...................................................               26         3        34        8
   Noninterest income .............................................................              886       776     2,688    2,232
   Other real estate owned expense ................................................                6         7        13       10
   Merger-related charge ..........................................................                -         -       118        -
   Other noninterest expense ......................................................            1,400     1,245     4,199    3,821
   Income before income taxes .....................................................              956       818     2,676    2,203
   Income tax expense .............................................................              331       288       933      763
   Net income .....................................................................              625       530     1,743    1,440
   Net income applicable to common shareholders ...................................              622       528     1,732    1,434
   Net income (excluding merger-related charge) ...................................              625       530     1,820    1,440
   Average common shares issued (in thousands) ....................................          292,633   270,306   297,772  272,790
Per common share
   Earnings .......................................................................        $    2.12  $   1.95  $   5.82 $   5.26
   Earnings (excluding merger-related charge) .....................................             2.12      1.95      6.07     5.26
   Cash dividends paid ............................................................              .58       .50      1.74     1.50
   Common shareholders' equity (period-end) .......................................            45.77     44.00     45.77    44.00
Balance sheet (period-end)
   Total assets ...................................................................          187,671   182,138   187,671  182,138
   Total loans, leases and factored accounts receivable,
     net of unearned income .......................................................          122,078   114,601   122,078  114,601
   Total deposits .................................................................          108,132    97,870   108,132   97,870
   Long-term debt .................................................................           22,034    15,741    22,034   15,741
   Common shareholders' equity ....................................................           13,186    11,904    13,186   11,904
   Total shareholders' equity .....................................................           13,304    11,941    13,304   11,941
Performance ratios
   Return on average assets .......................................................             1.26%     1.10%     1.15%    1.03%
   Return on average assets (excluding merger-related charge) .....................             1.26      1.10      1.20     1.03
   Return on average common shareholders' equity (1) ..............................            19.00     18.29     17.58    17.02
   Return on average common shareholders' equity (excluding merger-related charge) (1)         19.00     18.29     18.36    17.02
   Risk-based capital ratios
     Tier 1 .......................................................................             7.05      7.16      7.05     7.16
     Total ........................................................................            12.05     11.23     12.05    11.23
   Leverage capital ratio .........................................................            6.30      5.96      6.30     5.96
   Total equity to total assets ...................................................             7.09      6.56      7.09     6.56
Market price per share of common stock
     Close at the end of the period ...............................................        $  86 7/8  $ 67 1/4  $ 86 7/8 $ 67 1/4
     High for the period ..........................................................           94 1/8    68 7/8    94 1/8   68 7/8
     Low for the period ...........................................................           76 3/8    53 3/4    64 3/8   44 5/8

   (1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

--------------------------------------------------------------------------------

         The net interest income of the Business Units reflects a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each Business Unit based on an assessment of its inherent risk.

         The GENERAL BANK includes the BANKING GROUP, which contains the retail banking network and is the service provider for the consumer sector as well as small and medium-size companies. Within the GENERAL BANK, specialized services, such as the origination and servicing of home mortgage loans, the issuance and servicing of credit cards, indirect lending, dealer finance and certain insurance services, are provided throughout the Corporation's franchise, and on a nationwide basis for certain products, through the FINANCIAL PRODUCTS GROUP. The GENERAL BANK also contains the ASSET MANAGEMENT GROUP which includes INVESTING AND INVESTMENT MANAGEMENT, which provides retirement services for defined benefit and defined contribution plans, full-service and discount brokerage services, and investment advisory services including advising the Nations Fund family of mutual funds, and the PRIVATE CLIENT GROUP, which offers banking, fiduciary and investment management services.
         The GENERAL BANK earned $1.2 billion in the first nine months of 1996, an increase of 41 percent over the same period in 1995. The BANKING GROUP'S 7-percent average loan growth net of acquisitions and the growth in deposit service fee income accounted for most of the GENERAL BANK'S increased earnings over the same period last year. The GENERAL BANK'S return on equity rose 373 basis points to 23 percent in the first nine months of 1996 compared to the first nine months of 1995. Taxable-equivalent net interest income in the GENERAL BANK increased $622 million reflecting the impact of acquisitions, broad-based loan growth and deposit cost containment efforts. Acquisitions accounted for over half of the net interest income growth. Excluding the impact of acquisitions and securitizations, loan growth of $8 billion was primarily driven by growth in consumer loans.
         Noninterest income rose 25 percent in the first nine months of 1996 to $1.9 billion led by increases in deposit service fee income, increased mortgage-related activity and acquisition-related mortgage servicing fees, a gain related to the change in control of Gartmore plc, the Corporation's partner in the Gartmore Global Partners joint venture (formerly called NationsGartmore Investment Management), and a gain on the sale of certain consumer loans. Noninterest expense increased 11 percent, compared to the total revenue growth of 23 percent. Acquisition-related and other increases in personnel and higher general operating expense partly offset by reduced deposit insurance expense accounted for most of the growth year over year. Excluding acquisitions, noninterest expense increased only 3 percent. Strong revenue growth offset by a moderate increase in operating expense led to the improvement in the efficiency ratio, down to 58.1 percent compared to 64.6 percent in the same period in 1995.

         GLOBAL FINANCE provides comprehensive corporate and investment banking, as well as trading and distribution services to domestic and international customers through its CORPORATE FINANCE, SPECIALIZED LENDING and CAPITAL MARKETS units. The group serves as a principal lender and investor as well as an advisor, arranger and underwriter and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, leasing, factoring, project finance and mergers and acquisitions are representative of the services provided. The CAPITAL MARKETS group underwrites, trades and distributes a wide range of securities (including bank-eligible securities and, to a limited extent, bank-ineligible securities as authorized by the Board of Governors of the Federal Reserve System). The group trades and distributes financial futures, forward settlement contracts, option contracts, swap agreements and other derivative products in certain interest rate, foreign exchange, commodity and equity markets and spot and forward foreign exchange contracts through two principal units, NATIONSBANC - CRT (CRT) and NATIONSBANC CAPITAL MARKETS, INC. (NCMI).
         GLOBAL FINANCE earned $449 million in the first nine months of 1996 compared to $472 million in the first nine months of 1995. Taxable-equivalent net interest income for the first nine months of 1996 was $898 million compared to $901 million in the first nine months of 1995 reflecting narrower commercial loan spreads resulting from increased competitive pressure on commercial loan pricing and the Corporation's efforts to reduce commercial real estate outstandings.

            Noninterest income in the first nine months increased 5 percent over the same period last year driven by strong investment banking fees which increased $105 million to $248 million and a gain on the sale of Panmure Gordon, the Corporation's British brokerage firm. Noninterest expense for the period rose 4 percent leading to a 54.1-percent efficiency ratio compared to 53.3 percent year-to-date 1995.

         FINANCIAL SERVICES is primarily comprised of a holding company, NATIONSCREDIT CORPORATION, which includes NATIONSCREDIT CONSUMER CORPORATION, primarily a consumer finance operation, and NATIONSCREDIT COMMERCIAL CORPORATION, primarily a commercial finance operation. NATIONSCREDIT CONSUMER CORPORATION provides personal, mortgage and automobile loans to consumers and retail finance programs to dealers. NATIONSCREDIT COMMERCIAL CORPORATION consists of seven divisions that specialize in one or more of the following commercial financing areas: equipment loans and leasing; loans for debt restructuring, mergers and acquisitions and working capital; real estate, golf/recreational and health care financing; and inventory financing to manufacturers, distributors and dealers.
         FINANCIAL SERVICES' earnings of $121 million in the first nine months of 1996 increased 36 percent over the same period in 1995. Taxable-equivalent net interest income increased $48 million resulting from 13 percent growth in average loans and leases. The increase in provision for credit losses was driven mainly by loan growth, but also by higher consumer loss rates. The net interest yield of 7.22 percent decreased 3 basis points from 1995. Noninterest income doubled to $91 million in the first nine months in 1996, reflecting increased warrant gains and higher loan prepayment fees. Noninterest expense increased $49 million, or 27 percent, driven by office consolidation costs and higher personnel expense associated with the expansion of consumer finance operations. The return on equity was 14 percent in the first nine months of 1996.



    TABLE 2
    BUSINESS UNIT SUMMARY
    For the Nine Months Ended September 30
    (Dollars in Millions)







                                                            General Bank       Global Finance        Financial Services
                                                    -------------------------------------------------------------------
                                                      1996         1995        1996        1995        1996      1995
                                                    -------------------------------------------------------------------

Net interest income (taxable-equivalent) .........   $  3,444   $  2,822   $    898    $    901    $    430    $    382
Noninterest income ...............................      1,872      1,496        726         690          91          46
                                                    -------------------------------------------------------------------
    Total revenue ................................      5,316      4,318      1,624       1,591         521         428
Provision for credit losses ......................        313        154         40        --           102          86
Gains on sale of securities ......................         23       --         --          --          --          --
Other real estate owned expense (income) .........         11          5         (4)         (5)          7          10
Noninterest expense ..............................      3,086      2,790        878         848         232         183
                                                    -------------------------------------------------------------------
Income before income taxes .......................      1,929      1,369        710         748         180         149
Income tax expense ...............................        710        506        261         276          59          60
                                                    -------------------------------------------------------------------
Net income (1) ...................................    $ 1,219    $   863     $  449      $  472      $  121      $   89
                                                    ===================================================================

Net interest yield (4) ...........................     4.73 %     4.54 %   3.15 % (2)    3.61 % (2)   7.22 %   7.25 %

Return on equity .................................       23 %       19 %        16 %        16 %        14 %   13 %

Efficiency ratio .................................     58.1 %     64.6 %      54.1 %      53.3 %      44.5 %   42.8 %

Average (3)(4)
    Total loans and leases, net of unearned income   $ 79,372   $ 67,175   $ 35,984    $ 34,115    $  7,935    $  7,043
    Total deposits ...............................     87,650     77,314      8,342       7,089        --          --
    Total assets .................................    103,898     88,743     78,550      71,177       8,451       7,532

Period end (3)(4)
    Total loans and leases, net of unearned income     76,752     72,069     36,447      34,530       8,207       7,473
    Total deposits ...............................     89,015     76,866      9,312       6,643        --          --


(1) Business Unit results are presented on a fully allocated basis but do not include $45 million net expense for 1996 and $16 million net income for 1995, which represents earnings associated with unassigned capital, gains on sales of securities, merger-related charges and other corporate activities.

(2) Global Finance's net interest yield excludes the impact of trading-related activities. Including trading related activities, the net interest yield was 1.78 percent and 1.99 percent for the first nine months of 1996 and 1995, respectively.

(3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Units.

(4) 1995 average and period end balances and net interest yield have been restated to reflect current organizational structure.

--------------------------------------------------------------------------------
             TABLE 3
             QUARTERLY TAXABLE-EQUIVALENT DATA
             (Dollars in Millions)


                                                                Third Quarter 1996                        Second Quarter 1996
                                                       --------------------------------------   ------------------------------------
                                                         Average                                  Average
                                                         Balance       Income                     Balance    Income
                                                          Sheet          or         Yields/       Sheet        or          Yields/
                                                         Amounts       Expense       Rates        Amounts    Expense        Rates
                                                       -------------  ---------     --------   -----------  ----------    ---------
Earning assets
   Loans and leases, net of unearned income  (1) ......
      Commercial  (2) .................................  $48,920       $1,011          8.23 %      $49,983   $1,000          8.04 %
      Real estate commercial ..........................    5,921          138          9.25          6,288      141          9.07
      Real estate construction ........................    3,195           74          9.15          3,229       71          8.83
                                                       -----------------------------------------------------------------------------
          Total commercial ............................   58,036        1,223          8.38         59,500    1,212          8.19
                                                       -----------------------------------------------------------------------------
      Residential mortgage ............................   27,990          545          7.77         27,728      542          7.82
      Credit card .....................................    5,903          169         11.38          6,057      173         11.45
      Other consumer ..................................   22,026          544          9.84         23,441      578          9.93
                                                       -----------------------------------------------------------------------------
          Total consumer ..............................   55,919        1,258          8.97         57,226    1,293          9.07
                                                       -----------------------------------------------------------------------------
      Foreign .........................................    2,813           46          6.59          2,746       45          6.56
      Lease financing .................................    4,429           85          7.60          4,254       80          7.59
                                                       -----------------------------------------------------------------------------
          Total loans and leases, net .................  121,197        2,612          8.58        123,726    2,630          8.54
                                                       -----------------------------------------------------------------------------
   Securities .........................................
     Held for investment ..............................    3,173           46          5.73          3,731       51          5.45
     Available for sale (3) ...........................   16,388          273          6.66         18,328      303          6.64
                                                       -----------------------------------------------------------------------------
          Total securities ............................   19,561          319          6.51         22,059      354          6.44
                                                       -----------------------------------------------------------------------------
   Loans held for sale ................................    1,025           20          7.87          1,156       19          6.49
   Time deposits placed and other
     short-term investments ...........................    1,430           20          5.74          1,263       17          5.28
   Federal funds sold .................................      361            6          6.39            397        5          5.75
   Securities purchased under agreements to resell ....   11,828          153          5.14         12,075      149          4.99
   Trading account securities (4) .....................   18,897          314          6.60         17,912      292          6.53
                                                       -----------------------------------------------------------------------------
          Total earning assets (5) ....................  174,299        3,444          7.87        178,588    3,466          7.80
Cash and cash equivalents .............................    7,597                                     7,928
Factored accounts receivable ..........................    1,150                                     1,124
Other assets, less allowance for credit losses ........   14,877                                    15,156
                                                       -----------------------------------------------------------------------------
         Total assets ................................. $197,923                                  $202,796
                                                       ============================================================================
Interest-bearing liabilities
   Savings ............................................   $8,798           48          2.15         $9,336       52          2.27
   NOW and money market deposit accounts ..............   30,485          189          2.49         30,155      191          2.52
   Consumer CDs and IRAs (6) ..........................   30,092          394          5.21         29,698      389          5.28
   Negotiated CDs, public funds and other time deposits    3,314           46          5.50          3,331       46          5.53
   Foreign time deposits ..............................   10,836          145          5.31         12,867      170          5.34
   Federal funds purchased ............................    3,631           49          5.39          4,433       59          5.37
   Securities sold under agreements to repurchase (6) .   26,309          355          5.36         28,924      391          5.44
   Commercial paper ...................................    3,129           44          5.59          3,064       42          5.49
   Other short-term borrowings (6) ....................    2,999           51          6.76          3,968       58          5.80
   Trading account liabilities (4) ....................    9,848          163          6.57          8,912      147          6.63
   Long-term debt (7) .................................   21,067          344          6.53         19,730      310          6.30
                                                       -----------------------------------------------------------------------------
          Total interest-bearing liabilities ..........  150,508        1,828          4.84        154,418    1,855          4.83
                                                       -----------------------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits .......................   24,190                                    24,601
   Other liabilities ..................................   10,092                                    10,225
   Shareholders' equity ...............................   13,133                                    13,552
                                                       ============================================================================
          Total liabilities and shareholders' equity .. $197,923                                  $202,796
                                                       -----------------------------------------------------------------------------
Net interest spread ...................................                                3.03                                  2.97
Impact of noninterest-bearing sources .................                                 .66                                   .65
                                                       ============================================================================

Net interest income/yield on earning assets ...........                $1,616          3.69 %               $1,611          3.62 %
                                                       =============================================================================


(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.

(2) Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate. Interest rate swaps increased (decreased) interest income $11, $3 and ($19) in the third, second and first quarters of 1996, respectively, and ($34) and ($49) in the fourth and third quarters of 1995, respectively.

(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.

(4) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.

(5) Interest income includes taxable-equivalent adjustments of $21, $24 and $27 in the third, second and first quarters of 1996, respectively, and $25 and $29 in the fourth and third quarters of 1995, respectively.

(6) Securities sold under agreements to repurchase, other short-term borrowings and consumer CDs interest expense includes net interest rate swap expense related to swaps fixing the cost of certain of these liabilities. Interest rate swaps increased interest expense $16, $26 and $21 in the third, second and first quarters of 1996, respectively, and $12 and $4 in the fourth and third quarters of 1995, respectively.

(7) Long-term debt interest expense includes net interest rate swap expense related to swaps primarily converting the cost of certain fixed-rate debt to variable rate. Interest rate swaps decreased interest expense $3, $2 and $3 in the third, second and first quarters of 1996, respectively.




              First Quarter 1996                           Fourth Quarter 1995                      Third  Quarter 1995
---------------------------------------------------------------------------------------------------------------------------------
   Average                                         Average                                   Average
   Balance          Income                         Balance     Income                        Balance       Income
    Sheet             or           Yields/         Sheet         or          Yields/          Sheet          or          Yields/
   Amounts          Expense         Rates          Amounts     Expense       Rates            Amounts       Expense       Rates
-------------     ----------      ---------       ---------   ---------    ----------       ----------     ---------     --------
     $49,319           $987           8.05 %       $47,077       $971          8.18 %       $46,574          $953           8.12 %
       6,774            149           8.82           6,649        157          9.39           7,116           168           9.38
       3,154             69           8.85           3,016         72          9.44           3,091            75           9.63
---------------------------------------------------------------------------------------------------------------------------------
      59,247          1,205           8.18          56,742      1,200          8.39          56,781         1,196           8.36
---------------------------------------------------------------------------------------------------------------------------------
      27,352            534           7.83          23,573        459          7.78          21,581           420           7.78
       6,590            206          12.59           5,709        182         12.69           5,014           164          12.94
      23,850            593           9.99          22,852        581         10.09          22,638           583          10.19
---------------------------------------------------------------------------------------------------------------------------------
      57,792          1,333           9.26          52,134      1,222          9.33          49,233         1,167           9.41
---------------------------------------------------------------------------------------------------------------------------------
       2,392             45           7.54           2,100         40          7.65           2,034            40           7.73
       3,851             72           7.46           3,628         68          7.48           3,407            65           7.65
---------------------------------------------------------------------------------------------------------------------------------
     123,282          2,655           8.65         114,604      2,530          8.77         111,455         2,468           8.79
---------------------------------------------------------------------------------------------------------------------------------

       4,292             60           5.62          12,945        186          5.72          14,101           205           5.77
      22,997            365           6.37          10,689        174          6.45          11,891           188           6.28
---------------------------------------------------------------------------------------------------------------------------------
      27,289            425           6.25          23,634        360          6.05          25,992           393           6.01
---------------------------------------------------------------------------------------------------------------------------------
       1,331             25           7.55             644         12          7.34             424             8           7.36

       1,056             18           6.90           1,634         28          6.77           2,031            32           6.32
         525              8           5.89             534          8          6.02             747            11           6.14
      13,870            183           5.29          12,088        163          5.36          14,740           240           6.45
      18,213            286           6.33          16,196        285          6.99          13,063           275           8.37
---------------------------------------------------------------------------------------------------------------------------------
     185,566          3,600           7.80         169,334      3,386          7.95         168,452         3,427           8.08
       7,998                                         7,500                                    7,449
       1,010                                         1,221                                    1,201
      14,043                                        13,638                                   13,399
---------------------------------------------------------------------------------------------------------------------------------
    $208,617                                      $191,693                                 $190,501
=================================================================================================================================
      $9,361             55           2.35          $8,287         49          2.34          $8,455            51           2.37
      29,692            192           2.61          27,233        185          2.71          27,160           183           2.67
      29,469            397           5.42          24,682        339          5.44          24,786           335           5.36
       3,273             44           5.42           2,946         42          5.74           2,830            41           5.72
      11,902            170           5.73          13,546        211          6.18          13,921           220           6.27
       6,817             92           5.41           5,599         81          5.78           6,109            90           5.84
      33,705            455           5.43          30,136        440          5.79          30,179           465           6.11
       2,821             39           5.62           2,871         43          5.89           2,803            43           6.10
       4,455             65           5.89           4,550         78          6.72           5,833            93           6.30
      12,485            191           6.16          11,125        185          6.60          11,891           240           8.03
      18,885            316           6.68          17,276        295          6.83          14,127           246           6.98
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
     162,865          2,016           4.97         148,251      1,948          5.22         148,094         2,007           5.38
---------------------------------------------------------------------------------------------------------------------------------

      23,209                                        21,908                                   21,519
       9,399                                         9,631                                    9,401
      13,144                                        11,903                                   11,487
---------------------------------------------------------------------------------------------------------------------------------
    $208,617                                      $191,693                                 $190,501

=================================================================================================================================
                                      2.83                                     2.73                                         2.70
                                       .60                                      .65                                          .65
---------------------------------------------------------------------------------------------------------------------------------
                     $1,584           3.43 %                   $1,438          3.38 %                      $1,420           3.35 %
=================================================================================================================================


TABLE 4
NINE MONTH TAXABLE-EQUIVALENT DATA
(Dollars in Millions)


                                                                                  Nine Months Ended September 30
                                                                -------------------------------------------------------------------
                                                                           1996                                  1995
                                                                -------------------------------------------------------------------
                                                                 Average                            Average
                                                                 Balance  Income                    Balance     Income
                                                                  Sheet     or         Yields/       Sheet        or       Yields/
                                                                 Amounts  Expense       Rates       Amounts     Expense     Rates
                                                                -------------------------------------------------------------------
Earning assets
   Loans and leases, net of unearned income  (1)
     Commercial  (2) ......................................       $49,406  $2,998        8.11 %     $46,116      $2,826      8.19 %
      Real estate commercial ..............................         6,326     428        9.04         7,379         512      9.27
      Real estate construction ............................         3,193     214        8.94         3,136         230      9.82
                                                                -------------------------------------------------------------------
          Total commercial ................................        58,925   3,640        8.25        56,631       3,568      8.42
                                                                -------------------------------------------------------------------
      Residential mortgage ................................        27,691   1,621        7.81        19,548       1,141      7.79
     Credit card ..........................................         6,182     548       11.84         4,779         459     12.82
     Other consumer .......................................        23,102   1,715        9.92        21,631       1,628     10.06
                                                                -------------------------------------------------------------------
          Total consumer ..................................        56,975   3,884        9.10        45,958       3,228      9.38
                                                                -------------------------------------------------------------------
      Foreign .............................................         2,651     136        6.86         2,014         117      7.74
      Lease financing .....................................         4,178     237        7.55         3,160         181      7.64
                                                                -------------------------------------------------------------------
          Total loans and leases, net .....................       122,729   7,897        8.59       107,763       7,094      8.80
                                                                -------------------------------------------------------------------
   Securities
     Held for investment ..................................         3,730     157        5.60        16,389         678      5.53
     Available for sale (3) ...............................        19,227     941        6.53        10,132         468      6.18
                                                                -------------------------------------------------------------------
          Total securities ................................        22,957   1,098        6.38        26,521       1,146      5.78
                                                                -------------------------------------------------------------------
   Loans held for sale ....................................         1,170      64        7.30           214          12      7.64
   Time deposits placed and other
     short-term investments ...............................         1,250      55        5.91         2,212         114      6.89
   Federal funds sold .....................................           427      19        5.99           854          39      6.11
   Securities purchased under agreements to resell                 12,588     485        5.15        15,160         727      6.41
   Trading account securities (4) .........................        18,344     892        6.49        13,495         815      8.07
                                                                -------------------------------------------------------------------
          Total earning assets (5).........................       179,465  10,510        7.82       166,219       9,947      8.00
Cash and cash equivalents .................................         7,840                             7,928
Factored accounts receivable ..............................         1,095                             1,144
Other assets, less allowance for credit losses ............        14,693                            12,196
                                                                -------------------------------------------------------------------
         Total assets .....................................      $203,093                          $187,487
                                                                -------------------------------------------------------------------
Interest-bearing liabilities
   Savings .................................................       $9,164     155        2.26        $8,673         155      2.39
   NOW and money market deposit accounts ...................       30,111     572        2.54        27,777         555      2.67
   Consumer CDs and IRAs (6) ...............................       29,754   1,180        5.30        24,892         951      5.11
   Negotiated CDs, public funds and other time deposits ....        3,306     136        5.48         3,008         124      5.50
   Foreign time deposits ...................................       11,865     485        5.46        14,291         670      6.27
   Federal funds purchased .................................        4,955     200        5.39         5,407         241      5.95
   Securities sold under agreements to repurchase (6).......       29,634   1,201        5.41        30,405       1,423      6.26
   Commercial paper ........................................        3,005     125        5.57         2,781         128      6.18
   Other short-term borrowings (6) .........................        3,806     174        6.09         6,072         276      6.07
   Trading account liabilities (4) .........................       10,413     501        6.43        12,328         711      7.71
   Long-term debt (7) ......................................       19,898     970        6.50        11,094         591      7.10
                                                                -------------------------------------------------------------------
          Total interest-bearing liabilities ...............      155,911   5,699        4.88       146,728       5,825      5.31
                                                                -------------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits ............................       24,000                            20,866
   Other liabilities .......................................        9,906                             8,594
   Shareholders' equity ....................................       13,276                            11,299
                                                                --------------------------------  ------------------------
          Total liabilities and shareholders' equity .......     $203,093                          $187,487
                                                                ===================================================================
Net interest spread ........................................                             2.94                                2.69
Impact of noninterest-bearing sources ......................                              .64                                 .62
Net interest income/yield on earning assets ................               $4,811        3.58 %                  $4,122      3.31 %
                                                                ===================================================================


(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.

(2) Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate. Interest rate swaps decreased interest income $5 and $175 in 1996 and 1995, respectively.

(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.

(4) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.

(5) Interest income includes taxable-equivalent adjustments of $72 and $88 in 1996 and 1995, respectively.

(6) Securities sold under agreements to repurchase, other short-term borrowings and consumer CDs interest expense includes net interest rate swap expense related to swaps fixing the cost of certain of these liabilities. Interest rate swaps increased interest expense $63 and $14 in 1996 and 1995, respectively.

(7) Long-term debt interest expense includes net interest rate swap expense related to swaps primarily converting the cost of certain fixed-rate debt to variable rate. Interest rate swaps increased (decreased) interest expense ($8) and $2 in 1996 and 1995, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         TABLES 3 and 4 present the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters and the first nine months of 1996 and 1995, respectively.
         Taxable-equivalent net interest income increased $196 million to $1.6 billion in the third quarter of 1996 compared to the third quarter of 1995 and $689 million to $4.8 billion in the first nine months of 1996 compared to the first nine months of 1995. The increase was attributable to acquisitions of several banking operations, higher spreads in the securities portfolio, loan growth and an increase in noninterest-bearing deposits. The increase was partially offset by the impact of securitizations and the use of term debt. Securitizations lowered net interest income by $86 million and $184 million in the third quarter and first nine months of 1996, respectively. Securitizations of loans do not significantly affect the Corporation's earnings. As the Corporation's role changes from that of a lender to that of a servicer, net credit income, including provision for credit losses, related to such loans is reflected as noninterest income.
         Of the $563-million increase in interest income for the first nine months of 1996 compared to the same period in 1995, $779 million was due to higher average earning assets, and was partially offset by a $216-million decrease relating to lower yields on average earning assets, primarily loans and leases, due to changes in the interest rate environment. Interest expense decreased $126 million with $478 million resulting primarily from the impact of lower rates on average interest-bearing liabilities partially offset by the $352-million impact of higher levels of average interest-bearing liabilities.
         Loan growth is expected to continue, but is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product and geographic concentrations.
         The net interest yield was 3.69 percent in the third quarter of 1996 and 3.58 percent in the first nine months of 1996 compared to 3.35 percent and
3.31 percent in the comparable periods of 1995. The increase in the net interest yield reflected the sale of treasury securities and the reinvestment of cash from the sale of low-yielding securities into higher-spread products when compared to 1995.

PROVISION FOR CREDIT LOSSES
         The provision for credit losses was $145 million in the third quarter of 1996 compared to $100 million in the third quarter of 1995, reflecting the industry-wide trend towards higher losses compared to lower levels in prior periods. Net charge-offs in the third quarter of 1996 increased to $135 million from $99 million in the comparable 1995 period due to increases of $17 million in total commercial net charge-offs, $16 million in other consumer net charge-offs and $6 million in credit card net charge-offs.
         The provision for credit losses of $455 million for the first nine months of 1996 represented an increase of $215 million over the same period in 1995. The increase was attributed primarily to an increase in commercial and real estate commercial net charge-offs of $62 million and $19 million, respectively, as well as increases of $57 million in other consumer net charge-offs and $36 million in credit card net charge-offs. Management expects the higher level of charge-offs experienced in the first nine months of 1996 to continue as the Corporation continues its efforts to shift the mix of the loan portfolio to a higher consumer concentration and credit losses continue to return to more normalized levels.
         The allowance for credit losses was $2.3 billion on September 30, 1996 and $2.2 billion on December 31, 1995, or 1.90 and 1.85 percent of net loans, leases and factored accounts receivable on September 30, 1996 and December 31, 1995, respectively. The allowance for credit losses was 236 percent of nonperforming loans on September 30, 1996 compared to 306 percent on December 31, 1995. Future economic conditions will continue to impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

GAINS ON SALES OF SECURITIES
         Gains on the sales of securities were $26 million in the third quarter of 1996 compared to $3 million in the third quarter of 1995, primarily reflecting the Corporation's sales of U.S. Treasuries and mortgage-backed securities. Gains on sales of securities for the first nine months of 1996 were $34 million compared to $8 million in the comparable 1995 period.

NONINTEREST INCOME
         As presented in TABLE 5, noninterest income increased $110 million and $456 million to $886 million and $2.7 billion in the third quarter and the first nine months of 1996, respectively, compared to the same periods of 1995 reflecting diverse fee generating activities as described below:
(Diamond)   Service charges on deposit  accounts  increased $59 million and $175 million  over the  third  quarter  and  first  nine  months of 1995, respectively,  attributable  to growth in the  number of  households served, in part due to acquisitions, and higher fees.
(Diamond)   Mortgage servicing and other  mortgage-related  fees grew 43 percent and 72 percent over the third quarter and first nine months of 1995, respectively.  The average portfolio of loans serviced  increased 35 percent from $64.9 billion in the first nine months of 1995 to $87.8 billion in the first nine months of 1996. Mortgage loan originations through the Corporation's mortgage banking subsidiary decreased $900 million to $3.1 billion in the third  quarter of 1996 and  increased
            $1.2  billion  to $9.3  billion  in the  first  nine  months of 1996 compared to the same periods one year earlier,  primarily reflecting changes in the interest rate environment.  Origination volume in the third quarter consisted of approximately $1.2 billion of retail loan volume and $1.9 billion of correspondent and wholesale loan volume.
               In conducting its mortgage banking activities, the Corporation is exposed to fluctuations in interest rates. Loans originated for sale to third parties  expose the  Corporation  to interest rate risk for the period  between loan  commitment  date and  subsequent  delivery
            date.   Additionally,   the  value  of  the  Corporation's  mortgage
            servicing  rights is affected  by changes in  prepayment  rates.  To manage  risks  associated  with  mortgage  banking  activities,  the
            Corporation  enters into  various  financial  instruments  including option contracts, forward delivery contracts and certain rate swaps.
            The contract notional amount of these instruments  approximated $6.8 billion on September 30, 1996. Net unrealized losses associated with these contracts were $26 million on September 30, 1996.
(Diamond)   Investment  banking  income  totaled $85 million and $250 million in the third  quarter  and  first  nine  months of 1996,  respectively, increases of 70 percent and 74 percent over the  comparable  periods of  1995,  primarily  reflecting  gains  on the  sale of  stock  and increased  underwriting volume. The GLOBAL FINANCE syndication group was agent or  co-agent  on 369 deals  totaling  $233  billion in the first  nine  months of 1996,  compared  to 257 deals  totaling  $184 billion one year earlier.
(Diamond)   Asset management and fiduciary  service fees declined $5 million and
            $16  million in the third  quarter  and first  nine  months of 1996, respectively,  reflecting the impact of the sale of Corporate Trust.
            Corporate Trust, which dealt with bond servicing and administration, was sold in December 1995.  Excluding the impact of this sale, asset management  fees  increased  five  percent in the nine months  ended
            September 30, 1996.
(Diamond)   Credit  card  income  increased  $12  million and $33 million in the third quarter and first nine months of 1996, respectively, primarily
            due  to  increased   purchase  volume  and  interchange   rates  and
            securitizations  of credit card loans,  which result in net interest income from  securitized  credit card loans being  removed  from net interest  income and reflected in  noninterest  income.  Credit card securitizations  increased noninterest income by $20 million and $47 million  in the  third  quarter  and  first  nine  months  of  1996, respectively.
(Diamond)   Trading account profits and fees, including foreign exchange income, were $39 million and $189 million in the third quarter and first nine months of 1996, respectively, decreases of $59 million and $54 million compared the same periods in 1995, a reflection of less favorable market conditions during 1996.

          An analysis of trading account profits and fees by major business activity follows (in millions):

                          Three Months Ended  Nine Months Ended

                              September 30     September 30
                          -------------------------------------
                          1996       1995      1996     1995
                          -------------------------------------
Securities trading .......   $  31    $  34   $  77    $  97
Interest rate contracts ..      22       53     112       94
Foreign exchange contracts     (16)      10     (25)      16
Other ....................       2        1      25       36
                            ---------------------------------

                             $  39    $  98   $ 189    $ 243
                            ---------------------------------



            In addition to trading account profits and fees, the CAPITAL MARKETS group also generates investment banking income and brokerage income.

(Diamond)   Miscellaneous  income  totaled  $108 million and $330 million in the third quarter and the first nine months of 1996, respectively, increases of $44 million and $100 million over the third quarter and first nine months of 1995, respectively. Miscellaneous income includes certain prepayment fees and other fees such as net gains on sales of miscellaneous investments, business activities, premises, venture capital investments and other similar items.


TABLE 5
NONINTEREST INCOME
(Dollars in Millions)


                                           THREE MONTHS                       NINE MONTHS
                                          ENDED SEPTEMBER 30   CHANGE      ENDED SEPTEMBER 30      CHANGE
                                          --------------------------------------------------------------------
                                          1996    1995    Amount  Percent    1996      1995    Amount   Percent
                                          ---------------------------------------------------------------------
Service charges on deposit accounts .   $  289   $  230   $   59    25.7 %  $  824   $  649   $  175    27.0 %
                                        -----------------------------------------------------------------------
Nondeposit-related service fees
      Safe deposit rent .............        7        6        1      16.7      22       21        1       4.8
      Mortgage servicing
            and mortgage-related fees       53       37       16      43.2     158       92       66      71.7
      Fees on factored accounts
            receivable ..............       17       19       (2)    (10.5)     48       52       (4)     (7.7)
       Investment banking income ....       85       50       35      70.0     250      144      106      73.6
       Other service fees ...........       42       33        9      27.3     127       91       36      39.6
                                        -----------------------------------------------------------------------
           Total nondeposit-related
                service fees ........      204      145       59      40.7     605      400      205      51.3
                                        -----------------------------------------------------------------------
Asset management and fiduciary
    service fees ....................      103      108       (5)     (4.6)    320      336      (16)     (4.8)
                                        -----------------------------------------------------------------------
Credit card income
    Merchant discount fees ..........     --       --       --      N/M          6        7       (1)    (14.3)
    Annual credit card fees .........        5        6       (1)    (16.7)     20       18        2      11.1
    Other credit card fees ..........       75       62       13      21.0     203      171       32      18.7
                                        -----------------------------------------------------------------------
         Total credit card income ...       80       68       12      17.6     229      196       33      16.8
                                        -----------------------------------------------------------------------
Other income
    Brokerage income ................       25       28       (3)    (10.7)     83       77        6       7.8
    Trading account profits
        and fees ....................       39       98      (59)    (60.2)    189      243      (54)    (22.2)
    Bankers' acceptances and
         letters of credit fees .....       18       18     --      --          51       54       (3)     (5.6)
    Insurance commissions and
         earnings ...................       20       17        3      17.6      57       47       10      21.3
     Miscellaneous ..................      108       64       44      68.8     330      230      100      43.5
                                        -----------------------------------------------------------------------
        Total other income ..........      210      225      (15)     (6.7)    710      651       59       9.1
                                        -----------------------------------------------------------------------
                                        $  886   $  776   $  110      14.2  $2,688   $2,232   $  456      20.4
                                        -----------------------------------------------------------------------

     N/M - NOT MEANINGFUL

NONINTEREST EXPENSE
         As presented in TABLE 6, the Corporation's noninterest expense increased 12 percent in the third quarter and 10 percent in the first nine months of 1996 compared to the same periods of 1995 to $1.4 billion and $4.2 billion, respectively. Excluding acquisitions, noninterest expense increased only six percent and four percent in the third quarter and the first nine months of 1996, respectively, compared to the same 1995 periods.
         Expenditures in selected areas to generate continued revenue growth, such as enhancing customer sales and optimizing product delivery channels, contributed to the year-over-year increase. These increases were partially offset by lower deposit insurance and expense savings associated with streamlining and consolidating the infrastructure of several GENERAL BANK administrative and support areas as well as modifying certain business activities.
         A discussion of the significant components of noninterest expense for the third quarter and first nine months of 1996 compared to the third quarter and the first nine months of 1995 follows:
(Diamond)   Personnel  expense  increased  $61 million  and $157  million in the third quarter and first nine months of 1996, respectively,  over the comparable  1995 periods,  primarily due to an increase in personnel
            and   contracted   temporary   services  for  the   transition   and
            implementation of revenue enhancement projects.

(Diamond)   Occupancy expense increased $13 million and $23 million in the third quarter and the first nine months of 1996, respectively, primarily due to the impact of acquisitions.

(Diamond)   Equipment  expense  increased 11 percent and 12 percent in the third quarter and first nine months of 1996,  respectively,  over the same
            periods  in  1995,  reflecting   acquisitions  and  enhancements  to
            computer resources and product delivery systems.

(Diamond)   Marketing  expense increased $30 million in the first nine months of
            1996 compared to the same period of 1995, primarily attributable to the Corporation's sponsorship of the 1996 Olympic Summer Games.

(Diamond)   Professional fees increased $20 million and $53 million in the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. These increases were primarily due to an increase in consulting and technical support fees for projects to enhance revenue growth.

(Diamond)   The Corporation's deposit insurance expense decreased $80 million in the first nine months of 1996 compared to the same period of 1995, primarily due to reductions in insurance rates charged by the FDIC beginning June 1, 1995. The $8 million increase in the third quarter of 1996 compared to the third quarter of 1995 reflects a refund received last year.

(Diamond The Corporation's other general operating expenses increased $10 million and $99 million in the third quarter and first nine months of 1996, respectively, compared to the third quarter and first nine months of 1995. Included in the year-to-date expenses are $43 million of pre-tax charges reflecting the estimated losses associated with certain customers' fraudulent commercial transactions.





     TABLE 6
     NONINTEREST EXPENSE
     (Dollars in Millions)


                                             THREE MONTHS                        NINE MONTHS
                                          ENDED SEPTEMBER 30     CHANGE      ENDED SEPTEMBER 30      CHANGE
                                          -------------------------------------------------------------------------
                                            1996      1995    Amount  Percent   1996    1995    Amount    Percent
                                          -------------------------------------------------------------------------
Personnel ..............................   $  686   $  625   $   61       9.8% $2,032   $1,875   $  157       8.4 %
Occupancy, net .........................      135      122       13      10.7     389      366       23       6.3
Equipment ..............................      112      101       11      10.9     328      292       36      12.3
Marketing ..............................       54       49        5      10.2     188      158       30      19.0
Professional fees ......................       62       42       20      47.6     175      122       53      43.4
Amortization of intangibles ............       33       29        4      13.8      91       90        1       1.1
Credit card ............................       17       14        3      21.4      48       40        8      20.0
Deposit insurance ......................        9        1        8     800.0      23      103      (80)    (77.7)
Data processing ........................       57       51        6      11.8     180      174        6       3.4
Telecommunications .....................       44       37        7      18.9     126      110       16      14.5
Postage and courier ....................       37       34        3       8.8     111      101       10       9.9
Other general operating ................      107       97       10      10.3     369      270       99      36.7
General administrative and miscellaneous       47       43        4       9.3     139      120       19      15.8
                                           -------------------------------------------------------------------------
                                           $1,400   $1,245   $  155      12.4  $4,199   $3,821   $  378       9.9
                                           -------------------------------------------------------------------------

INCOME TAXES
         The Corporation's income tax expense for the third quarter and first nine months of 1996 was $331 million and $933 million, respectively, for an effective rate of 35 percent of pretax income. Tax expense in the third quarter and first nine months of 1995 was $288 million and $763 million, respectively, for an effective rate of 35 percent for both periods.

BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT
         The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and capital position.
         Average market-based funds decreased $6.5 billion in the first nine months of 1996 over the same period of 1995, and comprised a smaller portion of total sources of funds, at 33 percent for the first nine months of 1996 compared to 39 percent during the same period of 1995. Average long-term debt increased $8.8 billion in the first nine months of 1996 over 1995 levels for the comparable period and represented 10 percent of total sources of funds compared to 6 percent during the same period of 1995.
         Average customer-based funds increased $10.0 billion in the first nine months of 1996 compared to the first nine months of 1995 primarily due to deposits acquired in recent acquisitions. As a percentage of total sources, average customer-based funds remained relatively constant at 46 percent in the first nine months of 1996 compared to 45 percent in the first nine months of 1995.
         Average loans and leases, the Corporation's primary use of funds, increased $15.0 billion during the first nine months of 1996 compared to the same period of 1995 due to the impact of acquisitions and comprised 61 percent of total uses of funds compared to 58 percent during the same period of 1995. The ratio of average loans and leases to average customer-based funds was 131 percent in the first nine months of 1996 compared to 129 percent in the first nine months of 1995.
         Cash and cash equivalents were $8.9 billion on September 30, 1996, an increase of $418 million from December 31, 1995. During the first nine months of 1996, net cash provided by operating activities was $1.4 billion, net cash provided by investing activities was $14.2 billion and net cash used in financing activities was $15.2 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows in the consolidated financial statements.
         Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation assesses the level of liquidity necessary to meet its cash requirements by monitoring its assets and liabilities and modifying these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and issue debt, is designed to cover the liquidity needs of the Corporation. The following discussion provides an overview of significant on- and off-balance sheet components.

SECURITIES
         The securities portfolio on September 30, 1996 consisted of securities held for investment totaling $3.0 billion and securities available for sale totaling $13.3 billion compared to $4.4 billion and $19.4 billion, respectively, on December 31, 1995.
         On September 30, 1996, the market value of the Corporation's portfolio of securities held for investment reflected net unrealized depreciation of $10 million. On December 31, 1995, the market value of securities held for investment equaled the book value of the portfolio.
         The valuation reserve for securities available for sale and marketable equity securities increased shareholders' equity by $20 million on September 30, 1996, reflecting pretax depreciation of $74 million on securities available for sale and appreciation of $103 million on marketable equity securities. The valuation reserve increased shareholders' equity by $323 million on December 31, 1995. The decrease in the valuation reserve was primarily attributable to maturities and sales of securities and the general increase in interest rates when comparing September 30, 1996 to December 31, 1995.
         The estimated average maturities of the securities held for investment and securities available for sale portfolios were 1.29 years and 6.38 years, respectively, on September 30, 1996 compared with 1.65 years and 2.96 years, respectively, on December 31, 1995, a reflection of mortgage-backed securities obtained primarily through securitization of residential mortgages, acquisitions and the investment activity which occurred during the first nine months of 1996.

NONPERFORMING ASSETS
         As presented in TABLE 7, on September 30, 1996, nonperforming assets were $1.1 billion, or .93 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $853 million, or .73 percent, on December 31, 1995. Nonperforming loans increased to $984 million on September 30, 1996 from $706 million on December 31, 1995. Approximately half of the increase in nonperforming assets was related to acquisitions while the remainder was attributable to the continuation of a return toward more normal levels of credit quality. The allowance coverage of nonperforming loans was 236 percent on September 30, 1996 compared to 306 percent on December 31, 1995.


Table 7
Nonperforming Assets
(Dollars in Millions)

                                          September 30 June 30  March 31 December 31 September 30
                                                1996     1996    1996     1995         1995

Nonperforming loans
    Commercial ............................   $  413   $  388   $  359    $  271    $    412
    Real estate commercial ................      165      119      180       196         176
    Real estate construction ..............       36       15       15        16          46
                                           ------------------------------------------------------
        Total commercial ..................      614      522      554       483         634
                                           ------------------------------------------------------
    Residential mortgage ..................      203      174      138        87          81
    Other consumer ........................      135      135      136       130         126
                                           ------------------------------------------------------
        Total consumer ....................      338      309      274       217         207
                                           ------------------------------------------------------
    Lease financing .......................       32       23       13         6           7
                                           ------------------------------------------------------
            Total nonperforming loans .....      984      854      841       706         848
                                           ------------------------------------------------------

Other real estate owned ...................      151      138      144       147         190
                                           ------------------------------------------------------

            Total nonperforming assets ....   $1,135   $  992   $  985      $853   $   1,038
                                           =======================================================
Nonperforming assets as a percentage of
    Total assets ..........................      .61%     .52%     .51%      .46%        .57%
    Loans, leases and factored accounts
        receivable, net of unearned income,
        and other real estate owned .......      .93      .80      .79       .73         .90
Loans past due 90 days or more and not
    classified as nonperforming ...........   $  201   $  153   $  173      $174   $     137









ALLOWANCE FOR CREDIT LOSSES
         The Corporation's allowance for credit losses was $2.3 billion on September 30, 1996 compared to $2.2 billion on December 31, 1995. TABLE 8 provides an analysis of the changes in the allowance for credit losses. The provision for credit losses of $145 million in the third quarter of 1996 was $45 million higher than in the third quarter of 1995, primarily as a result of loan growth and higher charge-offs in the commercial and consumer loan portfolios. Total net charge-offs increased $36 million in the current quarter to $135 million, or .44 percent of average loans, leases and factored accounts receivable, versus $99 million, or .35 percent, in the prior year's quarter. The increases were primarily concentrated in total commercial, other consumer, and credit card net charge-offs which increased $17 million, $16 million, and $6 million, respectively. The increase in credit card net charge-offs was partially due to an 18-percent growth in average credit card loans over the third quarter of 1995. Additionally, an increase in the rate of personal bankruptcies in 1996 contributed to higher net charge-offs in the other consumer and credit card portfolios. The net charge-offs of $447 million for the first nine months of 1996 represented an increase of $182 million over the same period in 1995.
          Management anticipates that the credit losses experienced in the first nine months of 1996 reflect a move toward more typical loss levels than the lower charges experienced in prior periods and that losses

 Table 8
 Allowance For Credit Losses
 (Dollars in Millions)

                                                                                Three  Months                Nine  Months

                                                                              Ended   September 30        Ended September  30

                                                                    ---------------------------------------------------------

                                                                          1996          1995             1996            1995
                                                                    ---------------------------------------------------------


Beginning balance                                                    $    2,292   $    2,164       $     2,163   $      2,186
                                                                    ---------------------------------------------------------
 Loans, leases and factored accounts receivable charged off
      Commercial ...............................................           (36)         (21)             (120)           (62)
      Real estate commercial ...................................            (3)          (3)              (32)           (16)
      Real estate construction .................................              -          (3)               (3)            (9)
                                                                    ---------------------------------------------------------
           Total commercial ....................................           (39)         (27)             (155)           (87)
                                                                    ---------------------------------------------------------
      Residential mortgage .....................................            (3)          (2)               (9)            (6)
      Credit card ..............................................           (64)         (49)             (190)          (131)
      Other consumer ...........................................           (84)         (64)             (252)          (182)
                                                                    ---------------------------------------------------------
           Total consumer ......................................          (151)        (115)             (451)          (319)
                                                                    ---------------------------------------------------------
      Lease financing ..........................................            (1)            -               (3)              -
      Factored accounts receivable .............................            (3)          (9)              (19)           (19)
                                                                    ---------------------------------------------------------
            Total loans, leases and factored accounts
                receivable charged off .........................          (194)        (151)             (628)          (425)
                                                                    ---------------------------------------------------------


 Recoveries of loans, leases and factored accounts
       receivable previously charged off
      Commercial ...............................................             16           18                52             56
      Real estate commercial ...................................              4            5                10             13
      Real estate construction .................................              -            2                 2              9
                                                                    ---------------------------------------------------------
           Total commercial ....................................             20           25                64             78
                                                                    ---------------------------------------------------------
      Residential mortgage .....................................              1            -                 2              1
      Credit card ..............................................             16            7                42             19
      Other consumer ...........................................             20           16                66             53
                                                                    ---------------------------------------------------------
           Total consumer ......................................             37           23               110             73
                                                                    ---------------------------------------------------------
      Lease financing ..........................................              1            -                 1              1
      Factored accounts receivable .............................              1            4                 6              8
                                                                    ---------------------------------------------------------
            Total recoveries of loans, leases and
                factored accounts receivable previously charged
                off ...........................................              59           52               181            160

                                                                    ---------------------------------------------------------
           Net charge-offs ....................................            (135)         (99)             (447)          (265)
                                                                    ----------------------------------------------------------

Provision for credit losses                                                 145          100               455            240
Allowance applicable to loans of purchased companies and other               17            1               148              5
                                                                    ---------------------------------------------------------
Balance on September 30                                              $    2,319   $    2,166       $     2,319   $      2,166
                                                                    ==========================================================

 Loans, leases and factored accounts receivable,
      net of unearned income, outstanding end of period .......      $  122,078   $  114,601       $   122,078   $    114,601
 Allowance for credit losses as a percentage of
       loans, leases and factored accounts receivable,
      net of unearned income, outstanding end of period ........          1.90%        1.89%             1.90%          1.89%
 Average loans, leases and factored accounts receivable,
      net of unearned income, outstanding during the period ....     $  122,347   $  112,656       $   123,824   $    108,907
 Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
      outstanding during the period ............................           .44%         .35%              .48%           .33%
Allowance for credit losses as a percentage of nonperforming loans ..   235.64       255.57            235.64         255.57



at these or higher levels will continue for the near future. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

Table 9
Real Estate Commercial and Construction
Loans, Other Real Estate Owned and
Other Real Estate Credit Exposures
September 30, 1996
(Dollars in Millions)



                                                              Loans (1)
                                                                                                               Other
                                                 -------------------------------------                         Credit
                                                 Outstanding            Nonperforming       OREO            Exposures (2)
                                                 -------------------------------------------------------------------------

By Geographic Region:

Maryland, District of Columbia and Virginia ....       $1,742                $59               $44                   $390
Florida ........................................        1,735                 30                13                    140
North Carolina and South Carolina ..............        1,437                 34                16                     67
Other states ...................................        3,718                 78                35                    382
                                                 -------------------------------------------------------------------------
                                                       $8,632               $201              $108                   $979
                                                 -------------------------------------------------------------------------


By Property Type:

Apartments .....................................       $1,512                $13                $-                   $309
Shopping centers/retail ........................        1,325                 12                 3                    193
Office buildings ...............................        1,255                 25                11                     17
Residential ....................................        1,205                 15                 9                     33
Hotels .........................................          684                  7                 2                     62
Land and land development ......................          574                 18                49                     82
Industrial/warehouse ...........................          461                 18                 3                     19
Commercial-other ...............................          262                 15                10                    177
Resorts/golf courses ...........................          218                  -                 -                      -
Unsecured ......................................          161                  3                 -                     11
Multiple use ...................................          104                  5                 1                      6
Other ..........................................          871                 70                20                     70
                                                 -------------------------------------------------------------------------
                                                       $8,632               $201              $108                   $979
                                                 -------------------------------------------------------------------------

(1) On September 30, 1996, the Corporation had unfunded binding real estate commercial and construction loan commitments.
(2) Other credit exposures include letters of credit and loans held for sale.


CONCENTRATIONS OF CREDIT RISK
         REAL ESTATE - Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, OREO and other credit exposures are presented in TABLE 9. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.
         Total nonresidential real estate commercial and construction loans were $8.6 billion and $9.2 billion on September 30, 1996 and December 31, 1995, respectively, decreasing 70 basis points from 7.8 percent of net loans, leases and factored accounts receivable on December 31, 1995 to 7.1 percent on September 30, 1996. During the third quarters of 1996 and 1995, the Corporation recorded real estate net recoveries of $1 million. During the first nine months of 1996, the Corporation had real estate net charge-offs of $23 million, or .32 percent of average real estate loans, compared to $3 million, or .04 percent, in the first nine months of 1995. A significant portion of the 1996 net charge-offs were associated with the bulk sale of $110 million of loans in the second quarter of 1996. Nonperforming real estate commercial and construction loans totaled $201 million and $212 million on September 30, 1996 and December 31, 1995, respectively.
         The exposures included in TABLE 9 do not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security or as an abundance of caution, and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the table, on September 30, 1996, the Corporation had approximately $7.8 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.



Table 10
Selected Industry Credit Exposures
September 30, 1996
(Dollars in Millions)



                                                         Loans, Leases and Factored Accounts

                                                        Receivable, Net of Unearned Income
                                          ---------------------------------------------------------------       Other
                                                                                       Unfunded                Credit
                                              Outstanding         Nonperforming       Commitments             Exposures (1)
                                          ---------------------------------------------------------------    ----------------

Communications .............................     $4,262                 $3              $4,757                   $353
Health care ................................      3,685                 17               3,133                    821
Leisure and sports .........................      3,221                 21               2,125                    344
Textiles and apparel .......................      2,992                 50               1,422                    366
Retail .....................................      2,807                 48               3,018                    539
Oil and gas ................................      2,749                 30               3,586                    744
Machinery and equipment, excluding defense..      2,379                  4               2,508                    288
Food, including agribusiness ...............      2,358                 16               2,307                    284
Automotive, excluding trucking .............      2,352                 13               2,236                     81
Construction ...............................      1,506                 21               1,169                    178
Forest products and paper ..................      1,473                 46               2,008                    271
Computers and electronics ..................      1,327                 15               2,382                    151
Utilities ..................................      1,156                  1               3,046                    248
Finance companies ..........................        963                  1               5,419                     85
Banks ......................................        961                  1               1,533                  2,384
Mortgage bankers ...........................        803                  -                 988                     46
Brokers and dealers ........................        283                  -               1,145                    690


(1) Other credit exposures include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position.


         OTHER INDUSTRIES - TABLE 10 presents selected industry credit exposures. Commercial loans, factored accounts receivable and lease financing are included in the table. Other credit exposures as represented include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position. Commercial loan outstandings were 41 percent of net loans, leases and factored accounts receivable on September 30, 1996 and December 31, 1995, and totaled $50.1 billion and $48.0 billion on September 30, 1996 and December 31, 1995, respectively. Net charge-offs of commercial loans totaled $20 million, or .16 percent of average commercial loans, in the third quarter of 1996 compared to net charge-offs of $3 million, or .03 percent, in the third quarter of 1995. For the first nine months of 1996, the Corporation had commercial net charge-offs of $68 million, or .19 percent of average commercial loans, compared to $6 million or .02 percent for the first nine months of 1995.
         CONSUMER - Consumer loan outstandings as a percentage of net loans, leases and factored accounts receivable remained relatively constant at 44.9 percent on September 30, 1996 compared to 45.2 percent on December 31, 1995 and totaled $54.8 billion and $52.8 billion on September 30, 1996 and December 31, 1995, respectively. In addition to the credit card and other consumer loans reported in the financial statements, the Corporation manages credit card and consumer receivables which have been sold.

         Total average credit card receivables managed by the CARD SERVICES group were $8.4 billion in the third quarter of 1996 compared to $6.1 billion in the third quarter of 1995. Net charge-off ratios for the managed credit card portfolio were 4.67 percent and 4.36 percent for the third and second quarters of 1996, respectively, and 4.06 percent for the third quarter of 1995.
         Total average managed other consumer loans were $24.6 billion for the third quarter of 1996 including the impact of the July 31, 1996 securitization of $2.1 billion of indirect auto loans. The consumer managed portfolio, which includes both on balance sheet receivables and indirect auto loan and consumer finance securitizations, experienced net charge-offs as a percentage of average managed consumer loans of 1.12 percent and .99 percent for the third and second quarters of 1996, respectively, and .83 percent for the third quarter of 1995.
         In the first nine months of 1996, net charge-offs as a percentage of average managed consumer loans were 4.29 percent for credit card and 1.06 percent for other consumer loans. This compares to net charge-off ratios on a managed basis of 3.88 percent for credit card loans and .80 percent for other consumer loans for the first nine months of 1995.
         See NOTE 6 to the consolidated financial statements for information regarding the distribution of loans on September 30, 1996 and December 31, 1995.

MARKET RISK
         In the normal course of conducting business activities, the Corporation is exposed to market risk which includes both price and liquidity risk. Price risk arises from fluctuations in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the values of financial instruments. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current and future financial commitments or that the Corporation may not be able to liquidate financial instruments at market prices. Risk management procedures and policies have been established and are utilized to manage the Corporation's exposure to market risk. The strategy of the Corporation with respect to market risk is to maximize net income while maintaining an acceptable level of risk to changes in market rates. While achievement of this goal requires a balance between profitability, liquidity and market price risk, there are opportunities to enhance revenues through controlled risks. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are the securities portfolio and interest rate swaps, and management of the mix, yields or rates and maturities of assets and of the wholesale and retail funding sources of the Corporation.
         TABLE 11 represents the Corporation's interest rate gap position on September 30, 1996. Based on contractual maturities or repricing dates (or anticipated dates where no contractual maturity or repricing date exists), interest-sensitive assets and liabilities are placed in maturity categories. The Corporation's near-term cumulative interest rate gap position is a reflection of the strength of the customer-deposit gathering franchise which provides the Corporation with a relatively stable core deposit base. These funds have been deployed in longer-term interest earning assets, primarily loans and securities. A gap analysis is limited in its usefulness as it represents a one-day position, which is continually changing and not necessarily indicative of the Corporation's position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate movements.
         On September 30, 1996, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100-basis-point rise or fall in interest rates over the next 12 months was estimated to be less than 1 percent of net income when compared to stable rates.
         To estimate potential losses that could result from adverse market movements, the Corporation uses a daily earnings at risk methodology. Earnings at risk estimates are measured on a daily basis at the individual trading unit level, by type of trading activity and for all trading activities in the aggregate. Daily reports of estimates compared to respective limits are reviewed by senior management, and trading strategies are adjusted accordingly. In addition to these simulations, portfolios which have significant option positions are stress tested continually to simulate the potential loss that might occur due to unexpected market movements in each market.
         Earnings at risk represents a one-day measurement of pre-tax earnings at risk from movements in market prices using the assumption that positions cannot be rehedged during the period of any prescribed price and volatility change. A 99-percent confidence level is utilized, which indicates that actual trading profits and losses may deviate from expected levels and exceed estimates approximately one day out of every 100 days of trading activity. Earnings at risk is measured on both a gross and uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On September 30, 1996, the gross estimates for aggregate interest rate, foreign exchange and equity and commodity trading activities were $53 million, $3 million and $4 million, respectively. Alternatively, using a statistical measure which is more likely to capture the effects of market movements, the estimate on September 30, 1996 for aggregate trading activities was $24 million.
         Average daily CAPITAL MARKETS-related revenues in the third quarter of 1996 approximated $1 million. During the third quarter of 1996, the Corporation's CAPITAL MARKETS-related activities resulted in positive daily revenues for approximately 75 percent of total trading days. In the third quarter of 1996, the standard deviation of CAPITAL MARKETS-related revenues was $3 million. Using this data, one can conclude that the aggregate Capital Markets activities should not result in exposure of more than $6 million for any one day, assuming 99-percent confidence. Daily earnings at risk will average considerably more than this due to the assumption of no evasive actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio.


   Table 11
   Interest Rate Gap Analysis
   September 30, 1996
   (Dollars in Millions)



                                                                                                              Over 12
                                                                   Interest-Sensitive                       Months and
                                        ------------------------------------------------------------------ Noninterest-
                                          30-Day        3-Month       6-Month       12-Month     Total      Sensitive     Total
   --------------------------------------------------------------------------------------------------------------------------------

   Earning assets
      Loans and leases, net of
         unearned income                   $50,211        $11,783        $4,571        $7,917     $74,482      $46,347    $120,829
      Securities held for investment            46            135         1,002           556       1,739        1,296       3,035
      Securities available for sale          1,713            306         1,421           858       4,298        9,036      13,334
      Loans held for sale                    1,135              -             -             -       1,135            -       1,135
      Time deposits placed and other
         short-term investments              1,061            464            24             4       1,553            -       1,553
      Trading account securities            15,679              -             -             -      15,679            -      15,679
      Federal funds sold and
         securities purchased under
         agreements to resell                7,689              -             -             -       7,689            -       7,689
                                        -------------------------------------------------------------------------------------------
         Total                              77,534         12,688         7,018         9,335     106,575       56,679     163,254
                                        --------------------------------------------------------------------------------------------

   Interest-bearing liabilities
      Savings                                8,757              -             -             -       8,757            -       8,757
      NOW and money market deposit
         accounts                           30,520              -             -             -      30,520            -      30,520
      Consumer CDs and IRAs                  4,377          4,707         6,172         6,718      21,974        8,794      30,768
      Negotiated CDs, public funds
       and other time deposits                 969            786           511           424       2,690          320       3,010
      Foreign time deposits                  6,754          1,841           355           137       9,087            -       9,087
      Borrowed funds                        23,242          1,458           953           350      26,003            -      26,003
      Short sales                            9,316              -             -             -       9,316            -       9,316
      Long-term debt                         4,493          6,889           276           331      11,989       10,045      22,034
                                        -------------------------------------------------------------------------------------------
         Total                              88,428         15,681         8,267         7,960     120,336       19,159     139,495
   Noninterest-bearing, net                      -              -             -             -           -       23,759      23,759
                                        -------------------------------------------------------------------------------------------
         Total                              88,428         15,681         8,267         7,960     120,336       42,918    $163,254
                                        -------------------------------------------------------------------------------------------
   Interest rate gap                      (10,894)        (2,993)       (1,249)         1,375    (13,761)       13,761
   Effect of asset and liability
   management interest rate swaps, futures
   and other off-balance sheet items      (11,427)       (14,740)         (391)         1,768    (24,790)       24,790
                                        -------------------------------------------------------------------------------
   Adjusted interest rate gap            $(22,321)      $(17,733)      $(1,640)        $3,143   $(38,551)      $38,551
                                        -------------------------------------------------------------------------------
   Cumulative adjusted interest          $(22,321)      $(40,054)     $(41,694)     $(38,551)
   rate gap
                                        ------------------------------------------------------


Table 12
Asset and Liability Management
Interest Rate Swaps Notional
Contracts
(Dollars in Millions)


                                                        Index
                                     Generic           Amortizing         CMO                  Total                       Total
                              ----------------------- ------------ -------------------   -------------------             Interest
                                Receive      Pay       Receive     Receive     Pay       Receive     Pay                   Rate
                                 Fixed      Fixed       Fixed       Fixed     Fixed       Fixed      Fixed       Basis     Swaps
                              ----------------------- ------------ -------------------   -------------------  --------- ----------

Balance on December 31, 1995       $5,963     $9,908       $5,911     $1,964      $75      $13,838   $9,983       $486    $24,307
    Additions                      20,410        478          295        961        -       21,666      478        860     23,004
    Maturities/Other               (3,733)    (8,928)      (2,538)      (706)     (15)      (6,977)  (8,943)      (100)   (16,020)
                              ----------------------- ------------ -------------------   -------------------  --------- ----------
Balance on September 30, 1996     $22,640     $1,458       $3,668     $2,219      $60      $28,527   $1,518     $1,246    $31,291
                              ----------------------- ------------ -------------------   -------------------  --------- ----------






OFF BALANCE SHEET

DERIVATIVES - ASSET AND LIABILITY MANAGEMENT POSITIONS

         The Corporation utilizes interest rate contracts in its asset and liability management (ALM) process. Interest rate contracts allow the Corporation to adjust its interest rate risk position without exposure to risk of loss of the underlying principal or funding requirements, as these contracts do not involve the exchange of notional amounts, only payment or receipt of cash flows. The periodic interest payments can be based on a fixed rate or a variable index.
         The Corporation uses non-leveraged generic, index amortizing, collateralized mortgage obligation (CMO) and basis swaps. Generic swaps involve the exchange of fixed rate and variable rate interest payments based on the contractual underlying notional amounts. Index amortizing and CMO swaps also involve the exchange of fixed rate and variable rate interest payments; however, the notional amounts may decline and their maturities vary based on certain interest rate indices in the case of index amortizing swaps and mortgage prepayment rates in the case of CMO swaps. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts where both the pay rate and the receive rate are floating rates based on different indices.
         In its ALM process, the Corporation also purchases interest rate caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate.
         As presented in the footnotes to TABLE 3, net interest receipts and payments on these contracts have been included in interest income and expense on the underlying instruments. On September 30, 1996, there were no realized deferred gains or losses associated with terminated ALM contracts.
         TABLE 12 summarizes the notional amount and the activity of ALM interest rate swap contracts for the nine months ended September 30, 1996. As reflected in the table, the gross notional amount of the Corporation's ALM swap program on September 30, 1996 was $31.3 billion. Excluding basis swaps, the Corporation was receiving fixed on $28.5 billion, primarily converting variable-rate commercial loans to fixed-rate, and receiving variable on $1.5 billion, fixing the cost of certain variable-rate liabilities, primarily market-based funds. On September 30, 1996, the net receive fixed position was $27.0 billion, representing an increase from the net receive fixed position of $3.9 billion on December 31, 1995. The net receive fixed position of ALM interest rate swap contracts was increased from December 31, 1995 to modify the interest rate characteristics of certain variable rate assets, in order to maintain the Corporation's relatively neutral posture to changes in interest rates after the sale and securitization of fixed rate assets during 1996.
         The gross notional amount of option products, primarily caps and floors, on September 30, 1996 was $4.9 billion. Such instruments primarily relate to term debt, consumer loans and securities available for sale. On September 30, 1996, the net unrealized appreciation of option products was $1.4 million.
         TABLE 13 summarizes the maturities, average pay and receive rates and the market value on September 30, 1996 of the Corporation's ALM contracts. Floating rates represent the last repricing and will change in the future based on movements in one-, three- and six-month LIBOR rates. Maturities for CMO and amortizing swaps are based on interest rates implied by the forward yield curve on September 30, 1996 and may differ from actual maturities depending on future interest rate movements and resultant prepayment patterns.

Table 13
Asset and Liability Management Interest Rate Swaps
September 30, 1996
(Dollars in Millions, Average Maturity in Years)



                                                                                 Expected Maturity                          Average
                                            Market                                                                   After  Expected
                                            Value   Total    1996        1997      1998      1999       2000         2000   Maturity

Asset Conversion Swaps
     Receive fixed generic                $  (33)                                                                               3.41
          Notional amount                         $19,610       -      $    500   $ 2,000   $ 5,850    $ 7,060   $  4,200
          Weighted average receive rate              6.42%      -          4.59%     5.89%     6.44%      6.48%      6.76%
          Weighted average pay rate                  5.60

     Receive fixed amortizing                (35)                                                                                .94
          Notional amount                         $ 3,668    $  593    $  2,103   $   834   $    12    $   126          -
          Weighted average receive rate              5.07%     5.04%       4.93%     5.12%     6.98%      6.98%         -
          Weighted average pay rate                  5.62

     Receive fixed CMO                       (27)                                                                               2.03
          Notional amount                         $ 2,219    $  157    $    433   $   481   $ 1,148          -          -
          Weighted average receive rate              5.64%     5.34%       5.13%     5.09%     6.11%         -          -
          Weighted average pay rate                  5.47

     Pay fixed generic                       (11)                                                                               2.93
                                         --------
          Notional amount                         $   416    $    9    $     15   $     7   $   374    $     1     $   10
          Weighted average pay rate                  7.60%     7.71%       7.75%     7.92%     7.52%      9.78%      9.54%
          Weighted average receive rate              5.53

     Total asset conversion swaps         $ (106)
                                         --------
          Notional amount                         $25,913    $  759    $  3,051    $3,322    $7,384    $ 7,187    $ 4,210

Liability Conversion Swaps
     Receive fixed generic                $  (54)                                                                               5.70
          Notional amount                         $ 3,030       -       $   658    $   31    $   34    $   312    $ 1,995
          Weighted average receive rate              6.86%      -          6.94%     6.35%     9.80%      6.79%      6.81%
          Weighted average pay rate                  5.76

     Pay fixed generic                       (17)                                                                                .63
          Notional amount                         $ 1,042    $   17      $  925   $   100         -          -          -
          Weighted average pay rate                  8.26%     8.51%       8.14%     9.31%        -          -          -
          Weighted average receive rate              5.75

     Pay fixed CMO                             1                                                                                1.18
                                         --------
          Notional amount                         $    60    $    5      $   16   $    39         -          -          -
          Weighted average pay rate                  4.44%     4.44%       4.44%     4.44%        -          -          -
          Weighted average receive rate              5.47

     Total liability conversion swaps     $  (70)
                                         --------
          Notional amount                         $ 4,132    $   22      $1,599   $   170    $   34    $   312    $ 1,995
 -----------------------------------------------------------------------------------------------------------------------------------


     Total receive fixed swaps            $  (149)                                                                              3.23
          Notional amount                         $28,527    $  750      $3,694   $ 3,346    $7,044   $  7,498    $ 6,195
          Weighted average receive rate              6.23%     5.10%       5.26%     5.58%     6.40%      6.50%      6.78%
          Weighted average pay rate                  5.61

     Total pay fixed swaps                   (27)                                                                               1.28
          Notional amount                         $ 1,518    $   31      $  956   $   146    $  374   $      1    $    10
          Weighted average pay rate                  7.93%     7.62%       8.07%     7.94%     7.52%      9.78%      9.54%
          Weighted average receive rate              5.68

     Basis Swaps                            -                                                                               1.58
                                         -------
          Notional amount                         $ 1,246    $  -        $  371   $   700    $  150          -     $   25
          Weighted average receive rate              5.45%
          Weighted average pay rate                  5.60

     Total Swaps                          $ (176)
                                          -------
          Notional amount                         $31,291    $  781      $5,021  $  4,192    $7,568     $7,499   $ 6,230
 -----------------------------------------------------------------------------------------------------------------------------------



On September 30, 1996, in addition to the above interest rate swaps, the Corporation had approximately $1.3 billion notional of receive fixed generic interest rate swaps associated primarily with a credit card securitization. On September 30, 1996, these positions had an unrealized market value of negative $28 million, a weighted average receive rate of 5.25 percent, a pay rate of 5.81 percent and an average maturity of 3.01 years.

         The net unrealized depreciation of the ALM swap portfolio on September 30, 1996 was $176 million compared to $75 million on December 31, 1995, reflecting an increase in interest rates when comparing September 30, 1996 to December 31, 1995. The unrealized depreciation in the estimated value of the ALM interest rate swap portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

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



Table 14
Derivatives - Dealer Positions
(Dollars in Millions)





                                                               September 30 1996                December 31  1995

                                                          ----------------------------- ---------------------------
                                                             Contract/    Credit Risk     Contract/    Credit Risk
                                                             Notional      Amount (1)      Notional    Amount (1)
                                                          ----------------------------- ---------------------------

Interest Rate Contracts
  Swaps..................................................    $211,053       $1,068         $123,946       $989
  Futures and forwards...................................     158,912          475          193,774         37
  Written options........................................     317,118            -          233,976          -
  Purchased options......................................     288,263          771          236,317      1,310

Foreign Exchange Contracts
  Swaps..................................................       1,461           38            1,196         21
  Spot, futures and forwards.............................     127,968          884           70,199        532
  Written options........................................      72,855            -           42,227          -
  Purchased options......................................      72,486          327           44,273        350

Commodity and Other Contracts
   Swaps.................................................         775           58              757        141
   Futures and forwards..................................       2,706            -            3,231          3
   Written options.......................................      13,580            -           15,476          -
   Purchased options.....................................      13,433          496           16,344        600
                Total before cross product netting.......                 ---------                  ----------
                Cross product netting....................                    4,117                       3,983
                Net replacement cost.....................                 ---------                  ----------
                                                                                94                         183
                                                                          ---------                 ----------
                                                                            $4,023                      $3,800
                                                                          ---------                 ----------

(1)Represents  the net  replacement  cost the  Corporation  could  incur  should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.

         TABLE 14 presents the notional or contract amounts on September 30, 1996 and December 31, 1995 and the current credit risk amounts (the net replacement cost of contracts in a gain position on September 30, 1996 and December 31, 1995) of the Corporation's derivatives-dealer positions which are primarily executed in the over-the-counter market. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in TABLE 14 do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements. On September 30, 1996, the credit risk associated with the Corporation's asset and liability management positions was not significant.
         In managing credit risk associated with its derivatives activities, the Corporation deals with creditworthy counterparties, primarily U.S. and foreign commercial banks, broker-dealers and corporates.
         A portion of the Corporation's derivatives-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk to the Corporation is minimal. Of the $4.0 billion current credit risk amount reported in TABLE 14, $651 million relates to exchange-traded instruments. This compares to a total credit risk amount of $3.8 billion on December 31, 1995, which included $791 million related to exchange-traded instruments.
         During the first nine months of 1996, there were no credit losses associated with derivative transactions. In addition, on September 30, 1996, there were no nonperforming derivative positions.

CAPITAL

         Shareholders' equity totaled $13.3 billion on September 30, 1996 compared to $12.8 billion on December 31, 1995. Net earnings retention of $1.2 billion coupled with the acquisition of Bank South, which resulted in the issuance of 26.3 million shares of common stock and an increase of $685 million in shareholders' equity, were the primary reasons for the increase. The increase was partially offset by the net depreciation of $306 million in the market value of securities available for sale and marketable equity securities and repurchase of 15.4 million shares of common stock for approximately $1.3 billion during the first nine months of 1996. Such repurchases were authorized in July 1996 by the Board of Directors for up to 20 million shares of common stock over a 36-month period.
         Presented below are the Corporation's regulatory capital ratios on September 30, 1996 and December 31, 1995:


                                September 30         December 31
                                   1996                1995
------------------------------------------------------------
Risk-Based Capital Ratios
     Tier 1 Capital                 7.05  %            7.24   %
     Total Capital                 12.05              11.58

Leverage Capital Ratio              6.30               6.27





         The Corporation's regulatory capital ratios on September 30, 1996 compare favorably with the regulatory minimums of 4 percent for Tier 1, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent.

Table 15
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)


                                                                                                   1996  Quarters
                                                                                        -----------------------------------
                                                                                            First     Second       Third
                                                                                        -----------------------------------

Income Statement
   Income from earning assets ........................................................    $ 3,573    $ 3,442    $  3,423
   Interest expense ..................................................................      2,016      1,855       1,828
   Net interest income (taxable-equivalent) ..........................................      1,584      1,611       1,616
   Net interest income ...............................................................      1,557      1,587       1,595
   Provision for credit losses .......................................................        155        155         145
   Gains (losses) on sales of securities .............................................         14         (6)         26
   Noninterest income ................................................................        885        917         886
   Other real estate owned expense ...................................................       --            7           6
   Merger-related charge .............................................................        118       --          --
   Other noninterest expense .........................................................      1,394      1,405       1,400
   Income before income taxes ........................................................        789        931         956
   Income tax expense ................................................................        276        326         331
   Net income ........................................................................        513        605         625
   Net income applicable to common shareholders ......................................        509        601         622
   Net income (excluding merger-related charge) ......................................        590        605         625
   Average common shares issued (in thousands) .......................................    300,279    300,462     292,633
Per common share
   Earnings ..........................................................................  $    1.70  $    2.00   $    2.12
   Earnings (excluding merger-related charge) ........................................       1.95       2.00        2.12
   Cash dividends paid ...............................................................        .58        .58         .58
   Common shareholders' equity (period-end) ..........................................      44.92      46.18       45.77
Balance sheet (period-end)
   Total assets ......................................................................    194,375    192,308     187,671
   Total loans, leases and factored accounts receivable,
     net of unearned income ..........................................................    124,344    123,705     122,078
   Total deposits ....................................................................    109,622    108,124     108,132
   Long-term debt ....................................................................     18,659     20,527      22,034
   Common shareholders' equity .......................................................     13,444     13,905      13,186
   Total shareholders' equity ........................................................     13,557     14,025      13,304
Performance ratios
   Return on average assets ..........................................................        .99%      1.20%       1.26%
   Return on average assets (excluding merger-related charge) ........................       1.14       1.20        1.26
   Return on average common shareholders' equity (1) .................................      15.71      18.00       19.00
   Return on average common shareholders' equity (excluding merger-related charge) (1)      18.07      18.00       19.00
   Risk-based capital ratios
     Tier 1 ..........................................................................       7.35       7.58        7.05
     Total ...........................................................................      11.71      11.93       12.05
   Leverage capital ratio ............................................................       6.19       6.64        6.30
   Total equity to total assets ......................................................       6.97       7.29        7.09
Market price per share of common stock
     Close at the end of the period ..................................................    $80 1/8  $  82 5/8  $   86 7/8
     High for the period .............................................................     81 3/8     84 5/8      94 1/8
     Low for the period ..............................................................     64 3/8     74 3/4      76 3/8


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

             a. Exhibits

                  Exhibit 11 - Earnings Per Common Share Computation

                  Exhibit 12(a) - Ratio of Earnings to Fixed Charges

                  Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred Dividends

                  Exhibit 27 - Financial Data Schedule

             b. Reports on Form 8-K

                  The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1996:

                  Current Report on Form 8-K dated July 3, 1996, and filed July 5, 1996, Items 5 & 7.

                  Current Report on Form 8-K dated July 15, 1996, and filed July 31, 1996, Items 5 & 7.

                  Current Report on Form 8-K, dated August 29, 1996, and filed September 6, 1996, as amended by a Form 8-K/A-1 filed on September 11, 1996, Items 5 & 7. The following financial statements of the business to be acquired (Boatmen's) were filed as part of this Current Report on Form 8-K, as amended:
                  Consolidated Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995 and 1994; Consolidated Statements of Income for the six months ended June 30, 1996 and 1995 (unaudited) and for the years ended December 31, 1995 and 1994; Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 1996 and 1995 (unaudited) and for the years ended December 31, 1995 and 1994; and Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited) and for the years ended December 31, 1995 and 1994. In addition, the registrant filed the following unaudited pro forma financial information as part of this Current Report on Form 8-K, as amended: Pro Forma Condensed Balance Sheet as of June 30, 1996; Pro Forma Condensed Statement of Income for the six months ended June 30, 1996; and Pro Forma Condensed Statement of Income for the year ended December 31, 1995.

                  Current Report on Form 8-K, dated September 18, 1996, and filed September 20, 1996, as amended by a Form 8-K/A-1 filed on September 23, 1996, Items 5 & 7.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NationsBank Corporation
                                        Registrant

Date:    November  13, 1996             /s/       Marc D. Oken
        ---------------------           ------------------------------
                                            Marc D. Oken
                                        Executive Vice President
                                        and Chief Accounting Officer
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             NationsBank Corporation
                                    Form 10-Q
                                Index to Exhibits


Exhibit           Description

11                Earnings Per Common Share Computation

12(a)             Ratio of Earnings to Fixed Charges

12(b)             Ratio of Earnings to Fixed Charges and Preferred
                     Dividends

27                Financial Data Schedule