Form 10-K
period 1996-12-31
NATIONSBANK CORP
filed 1997-03-28
CIK 70858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1996 -- Commission File Number 1-6523
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

                        TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock                                                                  New York Stock Exchange
                                                                              London Stock Exchange
                                                                              Pacific Stock Exchange
                                                                              Tokyo Stock Exchange
7 3/4% Debentures, due 2002                                                   American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or in any amendment to this Form 10-K. [ ]
Aggregate market value of shares of voting stock held by all persons, other than shares beneficially owned by persons who may be deemed to be affiliates (as defined in SEC Rule 405), is approximately $41,994,576,000 computed by reference to the closing price of Common Stock of $58.00 per share on March 20, 1997, on the New York Stock Exchange Composite Transactions List, as reported in published financial sources, a stated price of $42.50 per share of the ESOP Convertible Preferred Stock, Series C, and the stated value of $100 per share of the 7% Cumulative Redeemable Preferred Stock, Series B.
Of the registrant's only class of Common Stock, there were 741,505,154 shares outstanding as of March 7, 1997.
                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT OF THE REGISTRANT                                 FORM 10-K REFERENCE LOCATIONS
1996 Annual Report to Shareholders                                                      PARTS I, II and IV
1997 Proxy Statement                                                                    PART III

                                     PART I
ITEM 1. BUSINESS
GENERAL
     The registrant is a North Carolina corporation and a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), with its principal assets being the stock of its subsidiaries. Through its banking subsidiaries (the "Banks") and its various non-banking subsidiaries, the registrant provides banking and banking-related services, primarily throughout the Mid-Atlantic, Midwest, Southeast and Southwest. The principal executive offices of the registrant are located at NationsBank Corporate Center in Charlotte, North Carolina 28255.
     On February 27, 1997, the registrant completed a two-for-one split of its common stock (the "Split"). All financial data included in this Annual Report on Form 10-K has been restated to reflect the Split.
ACQUISITIONS AND DISPOSITIONS
     On January 9, 1996, the registrant completed the acquisition of Bank South Corporation ("BKSO"). As of the acquisition date, BKSO had assets of approximately $7.4 billion and deposits of approximately $5.1 billion. The registrant issued 0.88 shares of its common stock for each outstanding share of BKSO common stock, for an aggregate purchase price of approximately 53 million shares of the registrant's common stock (adjusted for the Split).
     On January 10, 1996, the registrant completed the acquisition of CSF Holdings, Inc. ("CSF"). As of the acquisition date, CSF had assets of approximately $4.8 billion and deposits of approximately $3.8 billion. The purchase price was approximately $516 million and was paid in cash.
     On January 31, 1996, the registrant completed the acquisition of Sun World, N.A. ("Sun World"). As of the acquisition date, Sun World had assets of approximately $136 million and deposits of approximately $123 million. The purchase price was approximately $16 million and was paid in cash.
     On April 29, 1996, the registrant, through NationsCredit Commercial Corporation, its wholly owned, indirect subsidiary engaged primarily in the commercial financial services business, completed the acquisition of LDI Corporation ("LDI"). As of the acquisition date, LDI had assets of approximately $247 million. The purchase price was approximately $28 million and was paid in cash.
     On May 24, 1996, the registrant completed the acquisition of Charter Bancshares, Inc. ("CBI"). As of the acquisition date, CBI had assets of approximately $928 million and deposits of approximately $720 million. The registrant issued 0.77 shares of its common stock for each outstanding share of CBI common stock, for an aggregate purchase price of approximately 2.8 million shares of the registrant's common stock (adjusted for the Split). Prior to this acquisition, the registrant owned approximately 42% of CBI.
     On August 13, 1996, the registrant completed the acquisition of TAC Bancshares, Inc. ("TAC") and its subsidiary, Chase Federal Bank FSB ("Chase Federal"). As of the acquisition date, TAC and Chase Federal had total assets and total deposits of $2.8 billion and $2.0 billion, respectively. The purchase price was approximately $280 million, in the aggregate, and was paid in cash.
     On August 31, 1996, the registrant acquired aggregate deposits of approximately $970 million from Bluebonnet Savings Bank, FSB. The purchase price was approximately $46 million and was paid in cash.
     In connection with the divestiture of its affinity loan business, on September 27, 1996, the registrant, through one of its banking subsidiaries, NationsBank, N.A., sold approximately $393 million in loan account receivables to Household Bank, f.s.b. and approximately $728 million in loan account receivables to MBNA America Bank, N.A. The sales prices for these transactions were approximately $433 million and $784 million, respectively, and were received in cash.
     On January 7, 1997, the registrant completed the acquisition of Boatmen's Bancshares, Inc. ("BBI"). As of the acquisition date, BBI had assets of approximately $41.2 billion and deposits of approximately $32.0 billion. In the acquisition, each outstanding share of BBI common stock was converted into 1.305 shares of the registrant's common stock (adjusted for the Split) or, at the shareholder's election, $63.11 in cash, for an aggregate
                                       1
purchase price of approximately 195 million shares of the registrant's common stock (adjusted for the Split) and $371 million in cash.
     The registrant currently intends to consummate the acquisition of First Federal Savings Bank of Brunswick, Georgia ("Brunswick") in the second quarter of 1997. As of December 31, 1996, Brunswick had assets of approximately $254 million and deposits of approximately $220 million. The registrant expects to issue approximately 2.4 million shares of its common stock in the acquisition (adjusted for the Split).
     As part of its operations, the registrant regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions and other businesses of a type eligible for bank holding company ownership or control. In addition, the registrant regularly analyzes the values of, and submits bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. As a general rule, the registrant publicly announces such material acquisitions when a definitive agreement has been reached.
OPERATIONS
     The registrant provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. The registrant manages its business activities through three major business units: the General Bank, Global Finance and Financial Services.
     The General Bank provides comprehensive services in the retail and commercial banking fields, including the origination and servicing of home mortgage loans, the issuance and servicing of credit cards (through a Delaware subsidiary), indirect lending, dealer finance and certain insurance services. The General Bank also provides full service and discount brokerage services and investment advisory services, including advising the Nations Funds family of mutual funds, as well as banking, fiduciary and investment management services through subsidiaries of the registrant. The registrant has announced its intent to sell its line of business that provides retirement services for defined benefit and defined contribution plans. As of January 7, 1997, the General Bank operated approximately 2,600 banking offices in the states of Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia and the District of Columbia. The General Bank also provides fully automated 24-hour cash dispensing and depositing services throughout the states in which it is located, through over 5,000 automated teller machines.
     Global Finance provides comprehensive corporate and investment banking services to domestic and international customers. Global Finance serves as a principal lender and investor, as well as an advisor, and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, leasing, factoring, project finance and mergers and acquisitions are representative of the services provided. These services are provided through various domestic offices as well as offices located in London, Singapore, Bogota, Mexico City, Grand Cayman, Nassau, Seoul, Tokyo, Osaka, Mumbai (formerly Bombay), Jakarta, Taipei, Sao Paulo, Frankfurt and Hong Kong. Global Finance also underwrites, distributes and makes markets in high-grade and high-yield securities, is a primary dealer of U.S. Government securities and is a market maker in derivatives products, including swap agreements, option contracts, forward settlement contracts, financial futures and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Finance takes positions to support client demands and its own account. Major centers for such activities are Charlotte, Chicago, London, New York, Singapore and Tokyo.
     Financial Services is primarily comprised of NationsCredit Corporation, a holding company, which includes NationsCredit Consumer Corporation and NationsCredit Commercial Corporation. NationsCredit Consumer Corporation, which has approximately 264 offices located in 32 states, provides personal, mortgage and automobile loans to consumers and retail finance programs to dealers. NationsCredit Commercial Corporation consists of divisions that specialize in the following areas of commercial finance: equipment loans and leases; loans for debt restructuring, mergers and acquisitions and working capital; real estate, golf/recreational and health care financing; and inventory financing to manufacturers, distributors and dealers.
     Additional information about the registrant and its operations is incorporated by reference from Table Two (page 19) and the narrative comments under the caption "Management's Discussion and Analysis -- Business Unit Operations" (pages 19 through 22) in the registrant's 1996 Annual Report to Shareholders.
                                       2

PRIMARY MARKET AREAS
     The registrant provides banking and banking-related services primarily throughout the Mid-Atlantic (Maryland, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, Kentucky, North Carolina, South Carolina and Tennessee) and the Southwest (Arkansas, New Mexico, Oklahoma and Texas). The registrant serves an aggregate of over 13 million customers in these regions, and management believes that these are dynamic regions in which to be located. Personal income levels in these regions as a whole rose 5.1% between 1995 and 1996, and the population in these areas as a whole rose an estimated 1.2% between 1995 and 1996. The number of housing permits authorized increased 8.4% between 1995 and 1996, ranging from an increase of 2.95% in the Mid-Atlantic to an increase of 11.84% in the Midwest. Between 1995 and 1996, the levels of unemployment in these regions as a whole fell by approximately .20 percentage points, for an average unemployment rate of 4.98% in 1996.
     The registrant has the leading deposit market share position in Georgia, Kansas, Maryland, New Mexico, Oklahoma, Texas and Virginia. In addition, the registrant ranks second in terms of deposit market share in Arkansas, the District of Columbia, Missouri and South Carolina, third in Florida, fourth in North Carolina, fifth in Tennessee and sixth in Iowa. The registrant has less than 1% of the market share in Illinois and Kentucky.
GOVERNMENT SUPERVISION AND REGULATION
  GENERAL
     As a registered bank holding company, the registrant is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller"), and as state chartered banks, which are subject to regulation, supervision and examination by the relevant state regulators. The Banks are also subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC") and other federal regulatory agencies. The registrant also owns a federal savings bank which is subject to supervision, regulation and examination by the Office of Thrift Supervision. In addition to banking laws, regulations and regulatory agencies, the registrant and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the registrant and its ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the registrant.
     The activities of the registrant, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as the registrant, are required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any company.
     Bank holding companies are also required to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of any bank which is not already majority-owned by the bank holding company. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state, beginning September 29, 1995, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law).
                                       3

     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such DE NOVO branching. Of those states in which the Banks are located, Delaware, Maryland, New Mexico, North Carolina, Oklahoma and Virginia have enacted legislation to "opt in", thereby permitting interstate branching prior to June 1, 1997, and Texas has adopted legislation to "opt out" of the interstate branching provisions (which Texas law currently expires on September 2, 1999). To the extent permitted under these laws, the registrant plans to consolidate the Banks (with the exception of NationsBank of Delaware, N.A.) into a single bank as soon as practicable. The registrant currently operates four interstate banks (i.e., banks with banking centers in more than one state):
NationsBank, N.A., headquartered in Charlotte, North Carolina, with offices in Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia; NationsBank, N.A. (South), headquartered in Atlanta, Georgia, with offices in Florida and Georgia; NationsBank, N.A. (Midwest), headquartered in Kansas City, Missouri, with offices in Kansas and Missouri; and The Boatmen's National Bank of St. Louis, headquartered in St. Louis, Missouri, with offices in Illinois and Missouri. As previously described, the registrant regularly evaluates merger and acquisition opportunities, and it anticipates that it will continue to evaluate such opportunities in light of the new legislation.
     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills and the impact they might have on the registrant and its subsidiaries cannot be determined at this time.
  CAPITAL AND OPERATIONAL REQUIREMENTS
     The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The registrant's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1996 were 7.76% and 12.66%, respectively.
     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. The registrant's leverage ratio at December 31, 1996 was 7.09%. Management believes that the registrant meets its leverage ratio requirement.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event
                                       4
of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent, or 3 percent in some cases. Under these guidelines, each of the Banks is considered well capitalized.
     Banking agencies have also adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the determination of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, those banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.
  DISTRIBUTIONS
     The registrant's funds for cash distributions to its shareholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, however, is dividends received from the Banks. Each of the Banks is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.
     In addition to the foregoing, the ability of the registrant and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the registrant, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
  SOURCE OF STRENGTH
     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC -- either as a result of default of a banking or thrift subsidiary of the registrant or related to FDIC assistance provided to a subsidiary in danger of default -- the other Banks may be assessed for the FDIC's loss, subject to certain exceptions. ADDITIONAL INFORMATION
     The following information set forth in the 1996 Annual Report to Shareholders of the registrant is hereby incorporated by reference:
          Table Three (page 21) for average balance sheet amounts, related taxable-equivalent interest earned or paid, and related average yields earned and rates paid.
                                       5

          Table Four (page 23) and the narrative comments under the caption "Net Interest Income" (page 22) for changes in taxable-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.
          The narrative comments under the caption "Securities" (pages 27 and
     28) and Note Three (pages 56 through 58) of the Notes To Consolidated Financial Statements for information on the book values, maturities and weighted average yields of the securities (by category) of the registrant.
          Tables Seven (page 28), Eight (page 29) and Nineteen (page 41) for distribution of loans, leases and factored accounts receivable, selected loan maturity data and interest-rate risk.
          Table Fourteen (page 36), the narrative comments under the caption "Credit Risk Management And Credit Portfolio Review -- Nonperforming Assets" (pages 36 and 37), and Note One (page 54) of the Notes To Consolidated Financial Statements for information on the nonperforming assets of the registrant. Table Fifteen (page 36) for information on loans past due 90 days or more and still accruing interest. The narrative comments under the captions "Credit Risk Management And Credit Portfolio Review" (pages 32 through 35) and "Loans And Leases" (pages 28 and 29) and Tables Seventeen and Eighteen (pages 38 and 39) for a discussion of the characteristics of the loan and lease portfolio.
          Tables Twelve (page 34) and Thirteen (page 35), the narrative comments under the captions "Provision for Credit Losses" (pages 22 through 24) and "Credit Risk Management And Credit Portfolio Review -- Allowance for Credit Losses" (page 35) and Note One (page 54) of the Notes To Consolidated Financial Statements for information on the credit loss experience of the registrant.
          Table Three (page 21) and the narrative comments under the caption "Deposits" (page 29) for deposit information.
          "Six-Year Consolidated Statistical Summary" (page 73) for return on assets, return on equity and dividend payout ratio for 1991 through 1996, inclusive.
          Table Nine (page 30) and Note Six (pages 60 and 61) of the Notes To Consolidated Financial Statements for information on the short-term borrowings of the registrant.
          All tables, graphs, charts, summaries and narrative on pages 17 through 47 and pages 72 and 73 for additional data on the consolidated operations of the registrant and its majority-owned subsidiaries.
COMPETITION
     The activities in which the registrant and its three major business units (the General Bank, Global Finance and Financial Services) engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and without the United States. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and location of offices.
     The commercial banking business in the various local markets served by the registrant's three major business units is highly competitive. The General Bank, Global Finance and Financial Services compete with other commercial banks, savings and loan associations, finance companies and other businesses which provide similar services. The three major business units actively compete in commercial lending activities with local, regional and international banks and non-bank financial organizations, some of which are larger than certain of the registrant's non-banking subsidiaries and the Banks. In its consumer lending operations, the competitors of the three major business units include other banks, savings and loan associations, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the registrant's non-banking subsidiaries compete with other banking and investment banking firms, investment advisory firms, brokerage firms, mutual funds and other organizations offering similar services. The registrant's mortgage banking subsidiary competes with commercial banks, savings and loan associations, government agencies, mortgage brokers and other non-bank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banks also compete with other banks, trust companies, insurance agents,
                                       6
financial counselors and other fiduciaries for personal trust business. The registrant and its three major business units also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as commercial banks, savings and loan associations and credit unions, as well as money market mutual funds.
     The registrant's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and
Regulation -- General" for a more detailed discussion of interstate banking and branching legislation and certain state legislation.
EMPLOYEES
     As of December 31, 1996, the registrant and its subsidiaries had 62,971 full-time equivalent employees. Of the foregoing employees, 35,766 were employed by the General Bank, 5,178 were employed by Global Finance, 3,129 were employed by Financial Services, 14,815 were employed by NationsBanc Services, Inc. (a subsidiary providing operational support services to the registrant and its subsidiaries) and the remainder were employed by the registrant holding company and the registrant's other subsidiaries. As of December 31, 1996, BBI and its subsidiaries had 19,028 full-time equivalent employees. None of the registrant's domestic employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.
ITEM 2.  PROPERTIES
     The principal offices of the registrant, as well as the General Bank and Global Finance, are located in the 60-story NationsBank Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the registrant. The registrant occupies approximately 512,000 square feet at market rates under a lease which expires in 2002, and approximately 593,000 square feet of office space is available for lease to third parties at market rates. At December 31, 1996, substantially all of the space was occupied by the registrant or subject to existing third party leases or letters of intention to lease.
     The principal offices of Financial Services are located in approximately 136,000 square feet of space leased by NationsCredit Corporation and NationsCredit Consumer Corporation in Irving, Texas, under a lease which expires in 2006, and 40,000 square feet of space leased by NationsCredit Commercial Corporation in Stamford, Connecticut, under a lease which expires in 1998.
     The registrant also leases or owns a significant amount of space in Albuquerque, New Mexico; Atlanta, Georgia; Baltimore, Maryland; Dallas, Texas; Richmond, Virginia; St. Louis, Missouri; and Wichita, Kansas; as well as additional premises in Charlotte and throughout its franchise. As of January 7, 1997, the registrant and its subsidiaries owned or leased approximately 3,340 locations in 22 states, the District of Columbia and 10 foreign countries.
ITEM 3.  LEGAL PROCEEDINGS
     In the ordinary course of business, the registrant and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings substantial money damages are asserted against the registrant and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws. Management believes, based upon the advice of counsel, that these actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the registrant's financial position or results of operations.
                                       7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A special meeting of shareholders was held on December 20, 1996 (the "Special Meeting"). The registrant's Common Stock and ESOP Convertible Preferred Stock, Series C, voted together as a single class on the matters submitted to the shareholders at the Special Meeting. The following are voting results on each of these matters:

                                                      Against
                                                        or                              Broker
                                        For          Withheld        Abstentions       Nonvotes
1. The issuance of shares of the
   registrant's Common Stock and
   Convertible Preferred Stock,
   Series A, in the merger with
   Boatmen's Bancshares, Inc....    212,153,684       1,702,058       1,119,123       23,662,030
2. The amendment of the
   registrant's Restated
   Articles of Incorporation to
   increase the number of
   authorized shares of Common
   Stock to 1,250,000,000.......    231,010,690       6,040,086       1,586,119                0
3. The amendment and restatement
   of the NationsBank
   Corporation Key Employee
   Stock Plan...................    189,481,251      22,637,568       2,811,251       23,706,825

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
     Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each executive officer and the principal accounting officer of the registrant are listed below along with such officer's business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any officer and any other person pursuant to which any officer was selected.
     Andrew B. Craig, III, age 66, Chairman of the Board of the registrant. Mr. Craig was Chairman of the Board and Chief Executive Officer of Boatmen's Bancshares, Inc. from 1988 until January 7, 1997 when Boatmen's Bancshares, Inc. was merged with the registrant at which time he was elected as Chairman of the Board and a director of the registrant. He also served as President of Boatmen's Bancshares, Inc. from 1985 to 1994.
     Fredric J. Figge, II, age 60, Chairman, Corporate Risk Policy of the registrant and of the Banks. Mr. Figge was named Chairman, Corporate Risk Policy in October 1993 and prior to that time served as Chairman, Credit Policy of the registrant and of the Banks. He first became an officer in 1987.
     James H. Hance, Jr., age 52, Vice Chairman and Chief Financial Officer of the registrant. Mr. Hance was named Chief Financial Officer in August 1988, also served as Executive Vice President from March 1987 to October 1993 and was named Vice Chairman in October 1993. He first became an officer in 1987. He also serves as a director of NationsBank, N.A., NationsBank of Tennessee, N.A. and various other subsidiaries of the registrant.
     Kenneth D. Lewis, age 49, President of the registrant. Mr. Lewis was named to his present position in October 1993. Prior to that time, from June 1990 to October 1993 he served as President of the registrant's General Bank. He first became an officer in 1971. Mr. Lewis also serves as Chairman and a director of NationsBank, N.A., as President and a director of NationsBank, N.A. (South) and as a director of NationsBank of Texas, N.A.
     Hugh L. McColl, Jr., age 61, Chief Executive Officer of the registrant and Chief Executive Officer of the Banks. Mr. McColl was Chairman of the registrant from September 1983 until December 31, 1991, and from December 31, 1992 until January 7, 1997. He first became an officer in 1962. He also serves as a director of the registrant.
                                       8

     Marc D. Oken, age 50, Executive Vice President and Principal Accounting Officer of the registrant. He first became an officer in 1989.
     F. William Vandiver, Jr., age 55, President of NationsBank Global Finance, which includes Corporate Finance/Capital Markets, Real Estate and Specialized Lending. Mr. Vandiver was named President of NationsBank Global Finance in January 1996. In 1984, he was named Investment Banking Company executive and president in 1988. He has been an officer since 1968. He also serves as President and a director of NationsBank, N.A.
                                    PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS
     The principal market on which the registrant's common stock (the "Common Stock") is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange and the Pacific Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low sales prices of Common Stock on the New York Stock Exchange Composite Transactions List, restated to give effect to the Split, for the periods indicated:

       QUARTER                HIGH        LOW
1995   first                  $25 7/8    $22 5/16
       second                  28 7/8    24 13/16
       third                   34 7/16   26 7/8
       fourth                  37 3/8    32
1996   first                   40 11/16  32 3/16
       second                  42 5/16   37 3/8
       third                   47 1/16   38 3/16
       fourth                  52 5/8    43 1/8

     As of January 7,, 1997, there were 145,657 record holders of Common Stock. During 1995 and 1996, the registrant paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated, restated to give effect to the Split:

       QUARTER                   DIVIDEND
1995   first                       $.25
       second                       .25
       third                        .25
       fourth                       .29
1996   first                        .29
       second                       .29
       third                        .29
       fourth                       .33

     For additional information regarding the registrant's ability to pay dividends, see "Government Supervision and Regulation -- Distributions." Note Nine (page 63) of the Notes To Consolidated Financial Statements in the registrant's 1996 Annual Report to Shareholders is hereby incorporated by reference.
ITEM 6.  SELECTED FINANCIAL DATA
     The information set forth in Table One (page 18) in the registrant's 1996 Annual Report to Shareholders is hereby incorporated by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     All of the information set forth under the captions "Management's Discussion and Analysis -- 1996 Compared to 1995" (pages 17 through 43), "Management's Discussion and Analysis -- 1995 Compared to 1994" (pages 43 through 47), "Report of Management" (page 48) and all tables, graphs and charts presented under
                                       9
the foregoing captions in the 1996 Annual Report to Shareholders of the registrant are hereby incorporated by reference.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following information set forth in the 1996 Annual Report to Shareholders of the registrant is hereby incorporated by reference:
     The Consolidated Financial Statements and Notes To Consolidated Financial Statements of NationsBank Corporation and Subsidiaries, together with the report thereon of Price Waterhouse LLP dated January 10, 1997 (pages 48 through 71); the unaudited information presented in Table Twenty (page 44); and the narrative comments under the caption "Fourth Quarter Review" (page 43).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in or disagreements with accountants on accounting and financial disclosure.
                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information set forth under the caption "Election of Directors" on pages 2 through 8 of the definitive 1997 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on April 23, 1997 (the "1997 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with the registrant, business experience, directorships in other public companies, service on the registrant's Board and certain family relationships, and information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the 1997 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference. The information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.
ITEM 11.  EXECUTIVE COMPENSATION
     Information with respect to current remuneration of executive officers, certain proposed remuneration to them, their options and certain indebtedness and other transactions set forth in the 1997 Proxy Statement (i) under the caption "Board of Directors' Compensation" on pages 11 and 12 thereof, (ii) under the caption "Executive Compensation" on pages 12 and 13 thereof, (iii) under the caption "Retirement Plans" on pages 13 and 14 thereof, (iv) under the caption "Deferred Compensation Plan" on page 14 thereof, (v) under the caption "Special Compensation Arrangement" on page 14 thereof, (vi) under the caption "Compensation Committee Interlocks and Insider Participation" on page 18 thereof, and (vii) under the caption "Certain Transactions" on pages 18 and 19 thereof, is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The security ownership information required by Item 403 of Regulation S-K relating to persons who beneficially own more than 5% of the outstanding shares of Common Stock, ESOP Preferred Stock or 7% Cumulative Redeemable Preferred Stock, Series B, as well as security ownership information relating to directors, nominees and named executive officers individually and directors and executive officers as a group, is hereby incorporated by reference to the ownership information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 8 through 10 of the 1997 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information with respect to relationships and related transactions between the registrant and any director, nominee for director, executive officer, security holder owning 5% or more of the registrant's voting securities or any member of the immediate family of any of the above, as set forth in the 1997 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" on page 18 and under the caption "Certain Transactions" on pages 18 and 19 thereof, is, to the extent such information is required by Item 404 of Regulation S-K, hereby incorporated by reference.
                                       10

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
          a. The following documents are filed as part of this report:

                                                                                                          PAGE IN
                                                                                                           ANNUAL
                                                                                                          REPORT*
         (1)   Financial Statements:
               Report of Independent Accountants.......................................................   48
               Consolidated Statement of Income for each of the three years ended
                 December 31, 1996.....................................................................   49
               Consolidated Balance Sheet at December 31, 1996 and 1995................................   50
               Consolidated Statement of Cash Flows for each of the three years ended
                 December 31, 1996.....................................................................   51
               Consolidated Statement of Changes in Shareholders' Equity for each of the three years
                 ended December 31, 1996...............................................................   52
               Notes to Consolidated Financial Statements..............................................   53-71
               * Incorporated by reference from the indicated pages of the 1996 Annual Report to
                 Shareholders.
         (2)   All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          b. The following reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 1996:
             Current Report on Form 8-K dated October 15, 1996 and filed October 25, 1996, Items 5 and 7.
             Current Report on Form 8-K/A-2 dated August 29, 1996 and filed November 13, 1996, Item 7. The following financial statements of the business to be acquired (Boatmen's Bancshares, Inc.) were filed as part of this Current Report on Form 8-K/A-2:
             Consolidated Balance Sheets as of September 30, 1996 (unaudited), June 30, 1996 (unaudited) and December 31, 1995 and 1994; Consolidated Statements of Income for the nine months ended September 30, 1996 and 1995 (unaudited), the six months ended June 30, 1996 and 1995 (unaudited) and the years ended December 31, 1995 and 1994;
             Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 1996 and 1995 (unaudited), the six months ended June 30, 1996 and 1995 (unaudited) and the years ended December 31, 1995 and 1994; and
             Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited), the six months ended June 30, 1996 and 1995 (unaudited) and the years ended December 31, 1995 and 1994.
             In addition, the following unaudited pro forma financial information was filed as part of this Current Report on Form 8-K/A-2:
             Unaudited Pro Forma Condensed Balance Sheet as of September 30,
             1996;
             Unaudited Pro Forma Condensed Statement of Income for the nine months ended September 30, 1996; and
             Unaudited Pro Forma Condensed Statement of Income for the year ended December 31, 1995.
             Current Report on Form 8-K dated November 8, 1996 and filed November 14, 1996, Items 5 and 7.
                                       11

             Current Report on Form 8-K dated November 27, 1996 and filed December 4, 1996, Items 5 and 7.
             Current Report on Form 8-K dated December 10, 1996 and filed December 17, 1996, Items 5 and 7.
             Current Report on Form 8-K dated December 13, 1996 and filed December 17, 1996, Items 5 and 7.
          c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5, including executive compensation plans and arrangements which are identified separately by asterisk).
     With the exception of the information herein expressly incorporated by reference, the 1996 Annual Report to Shareholders and the 1997 Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.
                                       12

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        NATIONSBANK CORPORATION
Date: March 28, 1997                    By: */s/ Hugh L. McColl, Jr.
                                                 HUGH L. MCCOLL, JR.
                                              CHIEF EXECUTIVE OFFICER
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                        TITLE                           DATE
                                                  Chief Executive Officer and Director          March  28, 1997
        */s/  Hugh L. McColl, Jr.                  (Principal Executive Officer)
             (HUGH L. MCCOLL, JR.)
                                                  Vice Chairman and                             March  28, 1997
        */s/  James H. Hance, Jr.                   Chief Financial Officer
             (JAMES H. HANCE, JR.)                  (Principal Financial Officer)
                                                  Executive Vice President                      March  28, 1997
        */s/      Marc D. Oken                      (Principal Accounting Officer)
                 (MARC D. OKEN)

        */s/  Andrew B. Craig, III                Chairman of the Board                         March  28, 1997
             (ANDREW B. CRAIG, III)

        */s/    Ronald W. Allen                   Director                                      March  28, 1997
               (RONALD W. ALLEN)

        */s/    Ray C. Anderson                   Director                                      March  28, 1997
               (RAY C. ANDERSON)

        */s/  William M. Barnhardt                Director                                      March  28, 1997
             (WILLIAM M. BARNHARDT)

        */s/ B. A. Bridgewater, JR.               Director                                      March  28, 1997
            (B. A. BRIDGEWATER, JR.)

        */s/    Thomas E. Capps                   Director                                      March  28, 1997
               (THOMAS E. CAPPS)

        */s/   Charles W. Coker                   Director                                      March  28, 1997
              (CHARLES W. COKER)

        */s/   Thomas G. Cousins                  Director                                      March  28, 1997
              (THOMAS G. COUSINS)

        */s/    Alan T. Dickson                   Director                                      March  28, 1997
               (ALAN T. DICKSON)

        */s/   W. Frank Dowd, Jr.                 Director                                      March  28, 1997
              (W. FRANK DOWD, JR.)

        */s/      Paul Fulton                     Director                                      March  28, 1997
                 (PAUL FULTON)

                                      II-1

                   SIGNATURE                                        TITLE                           DATE
        */s/   Timothy L. Guzzle                  Director                                      March  28, 1997
              (TIMOTHY L. GUZZLE)

        */s/     C. Ray Holman                    Director                                      March  28, 1997
                (C. RAY HOLMAN)

        */s/     W. W. Johnson                    Director                                      March  28, 1997
                (W. W. JOHNSON)

        */s/ Russell W. Meyer, Jr.                Director                                      March  28, 1997
            (RUSSELL W. MEYER, JR.)

                                                  Director                                      March    , 1997
                (JOHN J. MURPHY)

        */s/   Richard B. Priory                  Director                                      March  28, 1997
              (RICHARD B. PRIORY)

        */s/     John C. Slane                    Director                                      March  28, 1997
                (JOHN C. SLANE)

        */s/  O. Temple Sloan, Jr.                Director                                      March  28, 1997
             (O. TEMPLE SLOAN, JR.)

        */s/      John W. Snow                    Director                                      March  28, 1997
                 (JOHN W. SNOW)

        */s/  Meredith R. Spangler                Director                                      March  28, 1997
             (MEREDITH R. SPANGLER)

        */s/   Robert H. Spilman                  Director                                      March  28, 1997
              (ROBERT H. SPILMAN)

        */s/    Albert E. Suter                   Director                                      March  28, 1997
               (ALBERT E. SUTER)

        */s/    Ronald Townsend                   Director                                      March  28, 1997
               (RONALD TOWNSEND)

        */s/     Jackie M. Ward                   Director                                      March  28, 1997
                (JACKIE M. WARD)

        */s/   Virgil R. Williams                 Director                                      March  28, 1997
              (VIRGIL R. WILLIAMS)

*By: /s/ Charles M. Berger
         CHARLES M. BERGER, ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

EXHIBIT NO.                                               DESCRIPTION
     3.        (a)    Restated Articles of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K dated
                      December 31, 1996.
               (b)    Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of registrant's Annual Report on Form 10-K dated March 29,
                      1996 (the "1995 Form 10-K").
     4.        (a)    Specimen certificate of registrant's Common Stock, incorporated by reference to Exhibit
                      4.1 of registrant's Registration No. 33-45542.
               (b)    Specimen certificate of registrant's ESOP Convertible Preferred Stock, Series C, incorporated by reference to Exhibit 4(c) of registrant's Annual Report on Form 10-K dated
                      March 25, 1992.
               (c)    Indenture dated as of August 1, 1982 between registrant and Morgan Guaranty Trust Company of New York, pursuant to which registrant issued its 7 3/4% Debentures, due 2002, incorporated by reference to Exhibit 4.2 of registrant's Registration No. 2-78530.
               (d)    Indenture dated as of September 1, 1989 between registrant and The Bank of New York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; its 10.20%
                      Subordinated Notes, due 2015; its 9 1/8% Subordinated Notes, due 2001; and its 8 1/8%
                      Subordinated Notes, due 2002, incorporated by reference to Exhibit 4.1 of registrant's
                      Registration No. 33-30717.
               (e)    Indenture dated as of January 1, 1992 between registrant and BankAmerica Trust Company of
                      New York, pursuant to which registrant issued its 6 5/8% Senior Notes, due 1998, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-54784.
               (f)    Indenture dated as of November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant's Amendment to Application or Report on Form 8 dated March 1, 1993.
               (g)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of January
                      1, 1992 between registrant and BankAmerica National Trust Company (formerly BankAmerica
                      Trust Company of New York), pursuant to which registrant issued its Senior Medium-Term
                      Notes, Series A, B and C; its 5 1/8% Senior Notes, due 1998; and its 5 3/8% Senior Notes,
                      due 2000, incorporated by reference to Exhibit 4.1 of registrant's Current Report on Form
                      8-K dated July 6, 1993.
               (h)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of
                      November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated Medium-Term Notes, Series A and B; its 6 1/2% Subordinated Notes,
                      due 2003; and its 7 3/4% Subordinated Notes, due 2004, incorporated by reference to
                      Exhibit 4.4 of registrant's Current Report on Form 8-K dated July 6, 1993.
               (i)    Indenture dated as of January 1, 1995 between registrant and BankAmerica National Trust
                      Company, pursuant to which registrant issued its Floating Rate Senior Notes, due 1998; its
                      7% Senior Notes, due, 2003; its 7% Senior Notes, due 2001; and its Senior Medium-Term
                      Notes, Series D, E and F, incorporated by reference to Exhibit 4.1 of registrant's
                      Registration No. 33-57533.
               (j)    Indenture dated as of January 1, 1995 between registrant and The Bank of New York, pursuant to which registrant issued its 7 5/8% Subordinated Notes, due 2005; its 7 3/4%
                      Subordinated Notes, due 2015; its 7 1/4% Subordinated Notes, due 2025; its 6 1/2%
                      Subordinated Notes, due 2006; its 7.80% Subordinated Notes, due 2016; and its Subordinated
                      Medium-Term Notes, Series D, E and F, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-57533.
               (k)    Fiscal and Paying Agency Agreement dated as of July 5, 1995, between registrant and The
                      Chase Manhattan Bank, N.A. (London Branch), pursuant to which registrant issued its
                      Floating Rate Senior Notes, due 2000, incorporated by reference to Exhibit 4(l) of the
                      1995 Form 10-K.
               (l)    Agency Agreement dated as of November 8, 1995 between registrant and The Chase Manhattan
                      Bank, N.A. (London Branch), pursuant to which registrant issued its Senior Euro
                      Medium-Term Notes, as amended and restated dated as of
                      July 5, 1996.

                                      E-1

EXHIBIT NO.                                            DESCRIPTION
               (m)    Issuing and Paying Agency Agreement dated as of April 10, 1995 between NationsBank,
                      N.A. (as successor to NationsBank, N.A. (Carolinas)), NationsBank of Texas, N.A. and
                      NationsBank, N.A. (South) (as successor to NationsBank of Georgia, N.A.), as Issuers, and Bankers Trust Company, as Issuing and Paying Agent, incorporated by reference to
                      Exhibit 4(n) of the 1995 Form 10-K.
               (n)    Articles of Association of NationsBank, N.A. (South), incorporated by reference to
                      Exhibit 4(o) of the 1995 Form 10-K.
               (o)    Statement of Designation relating to the NationsBank, N.A. (South) Series H Preferred
                      Stock, incorporated by reference to Exhibit 4(p) of the 1995 Form 10-K.
               (p)    Statement of Designation relating to the NationsBank, N.A. (South) Series 1993A
                      Preferred Stock, incorporated by reference to Exhibit 4(q) of the 1995 Form 10-K.
               (q)    Specimen certificate of registrant's 7% Cumulative Redeemable Preferred Stock, Series
                      B.
               (r)    Indenture dated as of November 27, 1996 between the registrant and The Bank of New
                      York, incorporated by reference to Exhibit 4.10 of registrant's Registration No.
                      333-15375.
               (s)    First Supplemental Indenture dated as of December 4, 1996 to the Indenture dated as of November 27, 1996 between the registrant and The Bank of New York pursuant to which the registrant issued its 7.84% Junior Subordinated Deferrable Interest Notes
                      due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current Report on
                      Form 8-K dated November 27, 1996.
               (t)    Second Supplemental Indenture dated as of December 17, 1996 to the Indenture dated as of November 27, 1996 between the registrant and The Bank of New York pursuant to which the registrant issued its 7.83% Junior Subordinated Deferrable Interest Notes
                      due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current Report on
                      Form 8-K dated December 10, 1996.
               (u)    Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between the registrant and The Bank of New York pursuant to which the registrant issued its Floating Rate Junior Subordinated Deferrable Interest
                      Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current
                      Report on Form 8-K dated January 22, 1997.
               (v)    The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.
    10.        (a)    Limited Partnership Agreement of CSC Associates, L. P., between The Citizens and
                      Southern Corporation and Cousins Properties Incorporated dated as of September 29,
                      1989, including Transfer of Partnership Interest between The Citizens and Southern
                      Corporation and C&S Premises, Inc. and First Amendment thereto, both of which are incorporated by reference to Exhibit 10(ss) of registrant's Annual Report on Form
                      10-K dated March 25, 1992; and Second Amendment thereto dated as of December 31,
                      1990, incorporated by reference to Exhibit 10(a) of registrant's Annual Report on
                      Form 10-K dated March 30, 1995.
               (b)    The NationsBank Retirement Savings Plan, as effective January 1, 1993, incorporated        *
                      by reference to Exhibit 10(d) of registrant's Annual Report on Form 10-K dated March
                      30, 1994; Amendment thereto dated as of December 31, 1993, incorporated by reference to Exhibit 10(c) of registrant's Annual Report on Form 10-K dated March 30, 1995;
                      Amendments thereto dated as of December 31, 1994 and August 1, 1995, both of which are incorporated by reference to Exhibit 10(b) of the 1995 Form 10-K; and Amendments
                      thereto dated as of December 31, 1995, January 1, 1996, June 30, 1996 and October 1,
                      1996.
               (c)    Investment Trust Agreement Under The NationsBank Retirement Savings Plan, as               *
                      effective January 1, 1993, incorporated by reference to Exhibit 10(e) of registrant's
                      Annual Report on Form 10-K dated March 30, 1994.
               (d)    ESOP Trust Agreement Under The NationsBank Retirement Savings Plan, as effective           *
                      January 1, 1993, incorporated by reference to Exhibit 10(f) of registrant's Annual
                      Report on Form 10-K dated March 30, 1994.
               (e)    Ancillary Trust Agreement for the Investment Trust of The NationsBank Retirement           *
                      Savings Plan, as effective January 1, 1993, incorporated by reference to Exhibit
                      10(g) of registrant's Annual Report on Form 10-K dated March 30, 1994.

                                      E-2

EXHIBIT NO.                                            DESCRIPTION
               (f)    Independent Agency Agreement for the Investment Trust of The NationsBank Retirement        *
                      Savings Plan, as effective January 1, 1993, incorporated by reference to Exhibit
                      10(h) of registrant's Annual Report on Form 10-K dated March 30, 1994.
               (g)    NationsBank Corporation and Designated Subsidiaries Directors' Retirement Plan,            *
                      incorporated by reference to Exhibit 10(f) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(i) of registrant's Annual Report on Form 10-K dated March
                      30, 1995; and Amendment thereto dated as of April 24, 1996.
               (h)    NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement      *
                      Plan, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on
                      Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 27,
                      1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to
                      Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25, 1992;
                      Amendments thereto dated as of December 3, 1992 and December 15, 1992, both of which are incorporated by reference to Exhibit 10(l) of registrant's Annual Report on Form
                      10-K dated March 24, 1993; and Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995.
               (i)    NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan for         *
                      Key Employees, incorporated by reference to Exhibit 10(k) of registrant's Annual
                      Report on Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28,
                      1989, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on
                      Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March
                      25, 1992; and Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of registrant's Annual Report on Form 10-K dated March 24,
                      1993.
               (j)    1986 Restricted Stock Award Plan of NationsBank Corporation, as amended, incorporated      *
                      by reference to Exhibit 10(n) of registrant's Annual Report on Form 10-K dated March
                      24, 1993.
               (k)    The NationsBank Pension Plan, as effective January 1, 1993, incorporated by reference      *
                      to Exhibit 10(n) of registrant's Annual Report on Form 10-K dated March 30, 1994;
                      Amendments thereto dated as of September 28, 1994, December 15, 1994 and December 28,
                      1994, all of which are incorporated by reference to Exhibit 10(m) of registrant's
                      Annual Report on Form 10-K dated March 30, 1995; Amendments thereto dated as of June
                      28, 1995, July 5, 1995, August 24, 1995 and September 28, 1995, all of which are incorporated by reference to Exhibit 10(k) of the 1995 Form 10-K; and Amendments
                      thereto dated as of December 31, 1995, June 26, 1996 and October 2, 1996.
               (l)    NationsBank Corporation and Designated Subsidiaries Supplemental Retirement Plan,          *
                      incorporated by reference to Exhibit 10(o) of registrant's Annual Report on Form 10-K dated March 30, 1994; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(k) of registrant's Annual Report on Form 10-K dated March 28,
                      1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to
                      Exhibit 10(k) of registrant's Annual Report on Form 10-K dated March 27, 1991;
                      Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit
                      10(bb) of registrant's Annual Report on Form 10-K dated March 25, 1992; Amendments thereto dated as of December 3, 1992 and December 4, 1992, both of which are incorporated by reference to Exhibit 10(p) of registrant's Annual Report on Form 10-K dated March 24, 1993; and Amendment thereto dated as of July 5, 1995, incorporated by reference to Exhibit 10(l) of the 1995 Form 10-K.

                                      E-3

EXHIBIT NO.                                            DESCRIPTION
               (m)    NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement      *
                      Plan for Senior Management Employees, incorporated by reference to Exhibit 10(o) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(l) of registrant's
                      Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June
                      27, 1990, incorporated by reference to Exhibit 10(1) of registrant's Annual Report on
                      Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form
                      10-K dated March 25, 1992; Amendments thereto dated as of December 3, 1992 and
                      December 15, 1992, both of which are incorporated by reference to Exhibit 10(q) of registrant's Annual Report on Form 10-K dated March 24, 1993; and Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(o) of registrant's Annual Report on Form 10-K dated March 30, 1995.
               (n)    Split Dollar Agreement dated as of February 1, 1990 between registrant and Hugh L.         *
                      McColl III, as Trustee for the benefit of Hugh L. McColl, Jr. and Jane S. McColl, incorporated by reference to Exhibit 10(s) of registrant's Annual Report on Form 10-K dated March 27, 1991.
               (o)    NationsBank Corporation Benefit Security Trust dated as of June 27, 1990,                  *
                      incorporated by reference to Exhibit 10(t) of registrant's Annual Report on Form 10-K dated March 27, 1991; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of registrant's Annual Report on Form 10-K dated March 24, 1993; and Trustee Removal/Appointment Agreement dated as of December
                      19, 1995, incorporated by reference to Exhibit 10(o) of the 1995 Form 10-K.
               (p)    The NationsBank Retirement Savings Restoration Plan, as amended and restated               *
                      effective July 1, 1996.
               (q)    Employment Arrangement with Fredric J. Figge, II dated July 27, 1987, incorporated by      *
                      reference to Exhibit 10(tt) of registrant's Annual Report on Form 10-K dated March
                      25, 1992.
               (r)    NationsBank Corporation Executive Incentive Compensation Plan, as amended and              *
                      restated effective July 1, 1996.
               (s)    NationsBank Corporation Key Employee Deferral Plan, as amended and restated effective      *
                      July 1, 1996.
               (t)    NationsBank Corporation Director Deferral Plan, as amended and restated effective          *
                      April 24, 1996.
               (u)    Special Trust Agreement under The NationsBank Pension Plan, as effective December 31,      *
                      1994, incorporated by reference to Exhibit 10(y) of registrant's Annual Report on
                      Form 10-K dated March 30, 1995.
               (v)    NationsBank Corporation Key Employee Stock Plan, as amended and restated effective
                      December 20, 1996.                                                                         *
               (w)    NationsBank Corporation Directors' Stock Plan, incorporated by reference to Exhibit        *
                      99.1 of registrant's Registration No. 333-02875.
               (x)    Amendment to Restricted Stock Award Plan Agreements with Hugh L. McColl, Jr. dated         *
                      December 20, 1996.
               (y)    Agreement and Plan of Merger, by and between Boatmen's Bancshares, Inc. and registrant, dated as of August 29, 1996, incorporated by reference to Exhibit 2.1 of registrant's Registration No. 333-16189; Amendment thereto, dated as of November 11,
                      1996, incorporated by reference to Exhibit 2.2 of registrant's Registration No.
                      333-16189; and Amendment thereto, dated as of January 6, 1997.
               (z)    Employment Agreement, dated as of September 26, 1996, by and between registrant and        *
                      Andrew B. Craig, III, incorporated by reference to Exhibit 10.1 of registrant's
                      Registration No. 333-16189.
               (aa)   Employment Agreement, dated as of January 30, 1996, as amended May 17, 1996, by and        *
                      between Boatmen's Bancshares, Inc. and Andrew B. Craig, III, incorporated by reference to Exhibit 10.2 of registrant's Registration No. 333-16189.
    11.        Earnings per share computation.
    12.        (a) Ratio of Earnings to Fixed Charges.
               (b) Ratio of Earnings to Fixed Charges and Preferred Dividends.
    13.        1996 Annual Report to Shareholders. This exhibit contains only those portions of the Annual
               Report that are incorporated by reference herein.

                                      E-4

EXHIBIT NO.                                            DESCRIPTION
    21.        List of Subsidiaries of Registrant.
    23.        Consent of Price Waterhouse LLP.
    24.        (a) Power of Attorney.
               (b) Corporate Resolution.
    27.        Financial Data Schedule.

* Denotes executive compensation plan or arrangement.
                                      E-5