Form 10-Q
period 1997-03-31
NATIONSBANK CORP
filed 1997-05-15
CIK 70858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the quarterly period ended         March 31, 1997
                                                --------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the transition period from                         to
                                        -----------------------    ------------

                          Commission file number 1-6523
                                                 ------

                             NationsBank Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                  56-0906609
----------------------------------                     -------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

          NationsBank Corporate Center, Charlotte, North Carolina 28255
          -------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (704) 386-5000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On April 30, 1997, there were 719,175,950 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

March 31, 1997 Form 10-Q

Index


                                                                                                               Page

Part I.  Financial Information

Item 1.  Financial Statements

             Consolidated Statement of Income for the Three Months Ended March 31,
             1997 and 1996....................................................................................... 4

             Consolidated Balance Sheet on March 31, 1997 and December 31, 1996.................................. 5

             Consolidated Statement of Cash Flows for the Three Months Ended
             March 31, 1997 and 1996............................................................................  6

             Consolidated Statement of Changes in Shareholders' Equity for
             the Three Months Ended March 31, 1997 and 1996.....................................................  7

             Notes to Consolidated Financial Statements.........................................................  8

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial
         Condition.............................................................................................. 13

Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K..................................................................  33

Signature....................................................................................................... 34

Index to Exhibits............................................................................................... 35



Part I. Financial Information

Item 1. Financial Statements


NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions Except Per-Share Information)
                                                                                             Three Months
                                                                                           Ended March 31
                                                                                ----------------------------------------
                                                                                   1997                 1996
                                                                                ----------------------------------------

Income from Earning Assets
     Interest and fees on loans                                                         $3,007               $2,573
     Lease financing income                                                                 98                   66
     Interest and dividends on securities
         Held for investment                                                                22                   58
         Available for sale                                                                351                  356
     Interest and fees on loans held for sale                                               17                   25
     Interest on time deposits placed and
         other short-term investments                                                       28                   18
     Federal funds sold                                                                      5                    8
     Securities purchased under agreements to resell                                       183                  183
     Trading account securities                                                            316                  286
                                                                                ----------------------------------------
          Total income from earning assets                                               4,027                3,573
                                                                                ----------------------------------------
Interest Expense
     Deposits                                                                              998                  858
     Borrowed funds                                                                        509                  651
     Trading account liabilities                                                           165                  191
     Long-term debt                                                                        405                  316
                                                                                ----------------------------------------
          Total interest expense                                                         2,077                2,016
                                                                                ----------------------------------------
Net interest income                                                                      1,950                1,557
Provision for credit losses                                                                190                  155
                                                                                ----------------------------------------
Net credit income                                                                        1,760                1,402
Gains on sales of securities                                                                43                   14
Noninterest income                                                                       1,113                  885
Other real estate owned income                                                              (2)                   0
Merger-related charge                                                                        0                  118
Other noninterest expense                                                                1,810                1,394
                                                                                ----------------------------------------
Income before income taxes                                                               1,108                  789
Income tax expense                                                                         399                  276
                                                                                ----------------------------------------
Net income                                                                                $709                 $513
                                                                                ========================================
Net income available to common shareholders                                               $705                 $509
                                                                                ========================================
Per-share information
      Earnings per common share                                                          $0.97                $0.85
                                                                                ========================================
      Fully diluted earnings per common share                                            $0.94                $0.84
                                                                                ========================================

      Dividends per common share                                                         $0.33                $0.29
                                                                                ========================================
Average common shares issued (in thousands)                                            730,413              600,558
                                                                                ========================================



See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)


                                                                                                   March 31  December 31
                                                                                                     1997        1996
                                                                                                 -------------------------

Assets
  Cash and cash equivalents                                                                      $  11,008    $   8,933
  Time deposits placed and other short-term investments                                              2,065        1,843
  Securities
    Held for investment, at cost (market value - $1,832 and $2,110)                                  1,836        2,110
    Available for sale                                                                              20,010       12,277
                                                                                                 ----------    ---------
      Total securities                                                                              21,846       14,387
                                                                                                 ----------    ---------
  Loans held for sale                                                                                1,182        1,215
  Federal funds sold                                                                                   184           77
  Securities purchased under agreements to resell                                                    8,395        6,882
  Trading account assets                                                                            25,545       18,689

  Loans and leases, net of unearned income                                                         147,508      121,583
  Factored accounts receivable                                                                       1,208        1,047
  Allowance for credit losses                                                                       (2,785)      (2,315)
                                                                                                 -----------   ---------
    Loans, leases and factored accounts receivable, net of unearned income
      and allowance for credit losses                                                              145,931      120,315
                                                                                                 -----------   ---------
  Premises, equipment and lease rights, net                                                          3,467        2,712
  Customers' acceptance liability                                                                    1,165          858
  Interest receivable                                                                                1,399        1,159
  Mortgage servicing rights                                                                          1,194          946
  Goodwill                                                                                           7,725        1,640
  Core deposit and other intangibles                                                                   841          390
  Other assets                                                                                       7,011        5,748
                                                                                                 -----------   ---------
                                                                                                 $ 238,958    $ 185,794
                                                                                                 ===========  ==========
Liabilities
  Deposits
    Noninterest-bearing                                                                          $  33,106    $  25,738
    Savings                                                                                         10,289        8,498
    NOW and money market deposit accounts                                                           42,503       31,128
    Time                                                                                            42,585       33,081
    Foreign time                                                                                     8,324        8,053
                                                                                                 -----------  ----------
      Total deposits                                                                               136,807      106,498
                                                                                                 -----------  ----------
  Federal funds purchased                                                                            3,000        3,536
  Securities sold under agreements to repurchase                                                    26,119       15,842
  Trading account liabilities                                                                       14,013       11,752
  Commercial paper                                                                                   3,023        2,787
  Other short-term borrowings                                                                        2,384        1,836
  Liability to factoring clients                                                                       672          597
  Acceptances outstanding                                                                            1,165          858
  Accrued expenses and other liabilities                                                             4,572        4,429
  Trust preferred securities                                                                         1,458          965
  Long-term debt                                                                                    25,086       22,985
                                                                                                 -----------  ----------
      Total liabilities                                                                            218,299      172,085
                                                                                                 -----------  ----------

      Contingent liabilities and other financial commitments (Note 6)

Shareholders' Equity

  Preferred stock: authorized - 45,000,000 shares; issued - 5,229,801 and 5,220,459 shares             173          171

  Common stock: authorized - 1,250,000,000 shares; issued - 727,575,263 and 573,492,308 shares      10,513        3,855
  Retained earnings                                                                                 10,135        9,673
  Other, including loan to ESOP trust                                                                 (162)          10
                                                                                                 -----------  ----------
      Total shareholders' equity                                                                    20,659       13,709
                                                                                                 -----------  ----------
                                                                                                 $ 238,958    $ 185,794
                                                                                                 ===========  ==========



See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------
(Dollars in Millions)


                                                                                                           Three Months
                                                                                                          Ended March 31
                                                                                                        ------------------
                                                                                                         1997        1996
                                                                                                        ------------------
Operating Activities
    Net income                                                                                        $    709    $    513
    Reconciliation of net income to net cash used in operating activities
          Provision for credit losses                                                                      190         155
          Gains on sales of securities                                                                     (43)        (14)
          Depreciation and premises improvements amortization                                              111          75
          Amortization of intangibles                                                                      101          26
          Deferred income tax expense                                                                       98          43
          Net change in trading instruments                                                             (4,567)     (4,803)
          Net decrease in interest receivable                                                               52         190
          Net decrease in interest payable                                                                 (36)       (410)
          Net decrease (increase) in loans held for sale                                                  (557)
          Net increase in liability to factoring clients                                                    75         102
          Other operating activities                                                                      (882)        150
                                                                                                        --------    --------
                Net cash used in operating activities                                                   (4,160)     (4,530)
                                                                                                        --------    --------

Investing Activities
    Proceeds from maturities of securities held for investment                                             385         332
    Purchases of securities held for investment                                                           (107)         (2)
    Proceeds from sales and maturities of securities available for sale                                 11,736       9,757
    Purchases of securities available for sale                                                          (8,243)     (4,667)
    Net (increase) decrease in federal funds sold and securities
          purchased under agreements to resell                                                          (1,173)        314
    Net (increase) decrease in time deposits placed and other short-term investments                      (425)        252
    Purchases and net originations of loans and leases                                                  (3,865)     (3,828)
    Proceeds from sales and securitizations of loans and leases                                          2,055       2,414
    Purchases and originations of mortgage servicing rights                                               (147)       (107)
    Purchases of factored accounts receivable                                                           (1,859)     (1,844)
    Collections of factored accounts receivable                                                          1,694       1,655
    Net purchases of premises and equipment                                                               (112)        (79)
    Proceeds from sales of other real estate owned                                                          38          42
    Sales / acquisitions of business activities, net of cash                                             2,461         (19)
                                                                                                        --------    --------
                Net cash provided by investing activities                                                2,438       4,220
                                                                                                        --------    --------


Financing Activities
    Net decrease in deposits                                                                            (1,551)        (10)
    Net increase (decrease) in federal funds purchased and securities
          sold under agreements to repurchase                                                            6,719      (1,640)
    Net decrease in other short-term borrowings and commercial paper                                      (506)        (19)
    Proceeds from issuance of trust preferred securities                                                   492           0
    Proceeds from issuance of long-term debt                                                             2,059       1,753
    Retirement of long-term debt                                                                          (325)       (455)
    Proceeds from issuance of common stock                                                                 423          35
    Cash dividends paid                                                                                   (249)       (178)
    Common stock repurchased                                                                            (3,312)       (157)
    Other financing activities                                                                              47          (2)
                                                                                                        --------    --------
                Net cash provided by (used in) financing activities                                      3,797        (673)
                                                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents                                                     2,075        (983)
Cash and cash equivalents on January 1                                                                   8,933       8,448
                                                                                                        --------    --------
Cash and cash equivalents on March 31                                                                 $ 11,008    $  7,465
                                                                                                        ========    ========




Loans transferred to other real estate owned amounted to $36 and $46 for the three months ended March 31, 1997 and 1996, respectively. Mortgage loans converted to mortgage-backed securities amounted to $232 for the three months ended March 31, 1996.

See accompanying notes to consolidated financial statements.


NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions, Shares in Thousands)
                                                                                                                          Total
                                                                                                                          Share-
                                               Preferred       Common Stock        Retained     Loan to                  holders'
                                                 Stock      Shares      Amount     Earnings    ESOP Trust     Other      Equity
                                             --------------------------------------------------------------------------------------
Balance on December 31, 1995                   $    105     548,538    $  4,655    $  7,826    $    (63)   $    278    $ 12,801
   Net income                                                                           513                                 513
   Cash dividends
     Common                                                                            (174)                               (174)
     Preferred                                                                           (4)                                 (4)
   Common stock issued under dividend
     reinvestment and employee plans                          1,662          28                                   7          35
   Stock issued in acquisitions                      73      52,610         491         192                       2         758
   Common stock repurchased                                  (4,220)       (157)                                           (157)
   Net change in unrealized gains/(losses)
     on securities available for sale and
     marketable equity securities                                                                              (215)       (215)
   Other                                             (2)         46           3                                  (1)       --
                                             -------------------------------------------------------------------------------------
Balance on March 31, 1996                      $    176     598,636    $  5,020    $  8,353    $    (63)   $     71    $ 13,557
                                             =====================================================================================



Balance on December 31, 1996                   $    171     573,492    $  3,855    $  9,673    $    (48)   $     58    $ 13,709
   Net income                                                                           709                                 709
   Cash dividends
     Common                                                                            (245)                               (245)
     Preferred                                                                           (4)                                 (4)
   Common stock issued under dividend
     reinvestment and employee plans                         11,807         449                                 (26)        423
   Stock issued in acquisitions                      82     195,204       9,440                                           9,522
   Common stock repurchased                                 (56,574)     (3,312)                                         (3,312)
   Conversion of preferred stock                    (81)      3,644          81                                              --
   Net change in unrealized gains/(losses)
     on securities available for sale and
     marketable equity securities                                                                              (201)       (201)
   Other                                              1           2                       2                      55          58
                                             -------------------------------------------------------------------------------------
Balance on March 31, 1997                      $    173     727,575    $ 10,513    $ 10,135    $    (48)   $   (114)   $ 20,659
                                             =====================================================================================



See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

         On February 27, 1997, NationsBank completed a 2-for-1 split of its common stock. All prior period financial data included in this Form 10-Q was restated to reflect the impact of the stock split.

         The consolidated financial statements include the accounts of NationsBank Corporation and its majority-owned subsidiaries (the Corporation). All significant intercompany accounts and transactions have been eliminated.

         The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications.

         Accounting policies followed in the presentation of interim financial results are presented on pages 53, 54 and 55 of the 1996 Annual Report to Shareholders, incorporated by reference into the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, as updated by the following.

         The recoverability of goodwill and other intangibles is evaluated periodically if events or circumstances indicate a possible inability to realize their carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow projections.

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share, where appropriate, and is effective for financial statements for periods ending after December 15, 1997. Adoption of this standard will not have a material effect on the Corporation's reported earnings per share.

Note 2 - Merger-Related Activity

         On January 7, 1997, the Corporation completed the acquisition of Boatmen's Bancshares, Inc. (Boatmen's), headquartered in St. Louis, Missouri. Each outstanding share of Boatmen's common stock was converted into 1.305 shares of the Corporation's common stock (adjusted for 2-for-1 stock split) or, at the election of each holder of Boatmen's common stock, an amount in cash as specified in the merger agreement, resulting in the issuance of approximately 195 million shares of the Corporation's common stock valued at $9.4 billion on the date of the merger and aggregate cash payments of $371 million to Boatmen's shareholders. The Corporation accounted for this acquisition as a purchase; therefore, the results of operations of Boatmen's are included in the consolidated financial statements of the Corporation from the date of acquisition. Intangible assets resulting from the purchase of Boatmen's were approximately $6.4 billion. The allocation of the purchase price for Boatmen's is preliminary and may change as certain estimates and contingencies are finalized, although any adjustments are not expected to be material. On the date of the acquisition, Boatmen's unaudited total assets and total deposits were approximately $41.2 billion and $32.0 billion, respectively.

         The following table presents condensed pro forma consolidated results of operations for the first quarter of 1996 as if the acquisition of Boatmen's had occurred on January 1, 1996. This information combines the historical results of operations of the Corporation and Boatmen's after the effect of estimated preliminary purchase accounting adjustments. A cash election of 40 percent in the Boatmen's acquisition has been assumed since the Corporation expects to repurchase shares of its common stock from time to time so that the pro forma impact of the Boatmen's acquisition will be the issuance of approximately 60 percent of the aggregate consideration in the Corporation's common stock and 40 percent of the aggregate consideration in cash. The actual cash election in the transaction was approximately 4 percent. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the period presented and is not necessarily indicative of operating results to be expected in future periods.

Unaudited Pro Forma Results of Operations
For the three months ended March 31, 1996
(Dollars in millions, except per-share information)



Net interest income                           $1,860
Net income                                       493
Net income available to common shareholders      487

Earnings per common share                        .68
Fully diluted earnings per common share          .67


Note 3 - Trading Account Assets and Liabilities

         The fair values of the components of trading account assets and liabilities on March 31, 1997 and December 31, 1996 and the average fair values for the three months ended March 31, 1997 were (dollars in millions):




                                                                                                                     First Quarter
                                                                                       March 31      December 31          1997
                                                                                         1997            1996            Average
                                                                                      ----------------------------------------------
Securities owned
    U.S. Treasury securities                                                          $10,898          $6,914            $10,143
    Securities of other U.S. Government agencies and corporations                       1,598           2,096              1,923
    Certificates of deposit, bankers' acceptances and commercial paper                    501             501                478
    Corporate debt                                                                      2,919           1,552              1,628
    Foreign sovereign instruments                                                       4,407           3,396              7,370
    Other securities                                                                    1,384             932              1,306
                                                                                     --------        --------           --------
        Total securities owned                                                         21,707          15,391             22,848
Derivatives-dealer positions                                                            3,838           3,298              3,821
                                                                                     --------        --------           --------
        Total trading account assets                                                  $25,545         $18,689            $26,669
                                                                                     ========        ========           ========

Short sales
    U.S. Treasury securities                                                           $8,392          $7,143             $7,986
    Corporate debt                                                                        377             452                489
    Other securities                                                                    1,373             309              1,474
                                                                                     --------        --------           --------
        Total short sales                                                              10,142           7,904              9,949
Derivatives-dealer positions                                                            3,871           3,848              3,677
                                                                                     --------        --------           --------
        Total trading account liabilities                                             $14,013         $11,752            $13,626
                                                                                     ========        ========           ========






         Derivatives-dealer positions presented in the table above represent the fair values of interest rate, foreign exchange, equity and commodity-related products, including financial futures, forward settlement and option contracts and swap agreements associated with the Corporation's derivative trading activities.

Note 4 - Loans, Leases and Factored Accounts Receivable

         The distribution of loans, leases and factored accounts receivable on March 31, 1997 and December 31, 1996 was as follows (dollars in millions):


                                               March 31, 1997           December 31, 1996
                                            ----------------------------------------------
                                              Amount    Percent       Amount      Percent
                                            ----------------------------------------------
Domestic
     Commercial                              $60,590      40.8%     $50,270         41.0%
     Real estate commercial                    8,604       5.8        5,445          4.4
     Real estate construction                  3,760       2.5        2,863          2.3
                                            ----------------------------------------------
          Total commercial                    72,954      49.1       58,578         47.7
                                            ---------------------------------------------
     Residential mortgage                     33,258      22.4       27,963         22.8
     Credit card                               7,039       4.7        6,747          5.5
     Other consumer                           25,908      17.4       20,595         16.8
                                            ---------------------------------------------
          Total consumer                      66,205      44.5       55,305         45.1
                                            ---------------------------------------------
     Lease financing                           4,713       3.2        4,198          3.4
     Factored accounts receivable              1,208       0.8        1,047          0.9
                                            ---------------------------------------------
                                             145,080      97.6      119,128         97.1
Foreign                                        3,636       2.4        3,502          2.9
                                            ---------------------------------------------
Total loans, leases and factored
     accounts receivable, net
     of unearned income                     $148,716     100.0%    $122,630        100.0%
                                            ==============================================





         On March 31, 1997, the recorded investment in certain loans that were considered to be impaired was $594 million, all of which were classified as nonperforming. Impaired loans on March 31, 1997 were comprised of commercial loans of $398 million, real estate commercial loans of $162 million and real estate construction loans of $34 million. Of these impaired loans, $216 million had a valuation allowance of $41 million and $378 million did not have a valuation allowance primarily due to the application of interest payments against book balances or write-downs previously made with respect to these loans.

         On March 31, 1997 and December 31, 1996, nonperforming loans, including certain loans which are considered to be impaired, totaled $1.1 billion and $890 million, respectively. Other real estate owned amounted to $168 million and $153 million on March 31, 1997 and December 31, 1996, respectively.

Note 5 - Debt

         In the first quarter of 1997, the Corporation issued $428 million in long-term debt, including $378 million of senior notes and $50 million of subordinated notes, with maturities ranging from 2002 to 2037. Of the $428 million issued, $68 million of fixed rate debt was converted to floating rates through interest rate swaps at spreads ranging from 5 to 13 basis points over the three-month London interbank offered rate (LIBOR). The remaining $360 million of debt issued bears interest at spreads ranging from 17.5 to 20 basis points over three-month LIBOR.

         As a result of the merger with Boatmen's during the first quarter of 1997, the Corporation and its banking subsidiaries assumed payment obligations on $608 million in long-term debt with interest rates ranging from 5.19 percent to 12.0 percent and maturities ranging from 1998 to 2016.

         On February 3, 1997, one of the Corporation's grantor trust subsidiaries (Capital Trust III) issued $500 million of trust preferred securities (Preferred Securities) representing undivided beneficial interests in the assets of the respective grantor trust subsidiary, which constitutes $516 million aggregate principal amount of the Corporation's Junior Subordinated Deferrable Interest Notes bearing interest at 3-month LIBOR plus 55 basis points due 2027. Such notes and Preferred Securities are redeemable beginning in 2007.

         On March 18, 1997, Main Place Real Estate Investment Trust, an indirect subsidiary of NationsBank, N.A., issued, under its shelf registration statement, $1.0 billion of Mortgage-Backed Bonds, Series 1997-1, due 2000, bearing interest at three-month LIBOR plus 5 basis points. The series was initially collateralized by approximately $2.0 billion of mortgage loans.

         On April 22, 1997, one of the Corporation's grantor trust subsidiaries (Capital Trust IV) issued $500 million of Preferred Securities representing undivided beneficial interests in the assets of the respective grantor trust subsidiary, which constitutes $516 million aggregate principal amount of the Corporation's Junior Subordinated Deferrable Interest Notes bearing interest at
8.25 percent due 2027. Such notes and Preferred Securities are redeemable beginning in 2007.

         Under the bank note program jointly maintained by NationsBank, N.A., NationsBank, N.A. (South) and NationsBank of Texas, N.A., up to $9.0 billion of bank notes may be offered from time to time with fixed or floating rates and maturities from 30 days to 15 years from date of issue. On March 31, 1997, there were short-term bank notes outstanding of $522 million. In addition, NationsBank of Texas, N.A. and NationsBank, N.A. had outstanding bank notes of $4.1 billion on March 31, 1997 that were classified as long-term debt.

         On March 31, 1997 and December 31, 1996, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion which expire in 1997. These lines were supported by fees paid directly by the Corporation to unaffiliated banks.

         From April 1 through May 7, 1997, the Corporation issued an additional $170 million in long term debt, including $120 million of senior notes and $50 million of subordinated notes with maturities ranging from 2000 to 2012. Of the additional $170 million issued, $120 million bear interest at floating rates and $50 million bear interest at fixed rates.

         As of May 7, the Corporation had the authority to issue approximately $4.8 billion of corporate debt securities and preferred and common stock under its existing shelf registration statements and $3.3 billion of corporate debt securities under the Euro medium-term note program.

Note 6 - Commitments and Contingencies

         The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding (dollars in millions):

                                 March 31   December 31
                                   1997        1996
 ---------------------------------------------------------
 Commitments to extend credit
        Credit card commitments   $28,060      $24,255
        Other loan commitments     90,302       82,506
 Standby letters of credit and
        financial guarantees       10,891       10,060
 Commercial letters of credit         923          761

         On March 31, 1997 and December 31, 1996, indemnified securities lending transactions totaled $7.5 billion and $7.1 billion, respectively. Collateral, with a market value of $7.7 billion on March 31, 1997 and $7.2 billion on December 31, 1996, was obtained by the Corporation in support of these transactions.

         On March 31, 1997, the Corporation had commitments to purchase and sell when-issued securities of $6.3 billion and $7.6 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $7.4 billion each on December 31, 1996.

         See Tables 6 and 7 and the accompanying discussion in Item 2 regarding the Corporation's derivatives used for risk management purposes. See Table 8 and the accompanying discussion in Item 2 regarding the Corporation's derivative trading activities.

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

Note 7 - Employee Benefit Plans

         On March 26, 1997, the Corporation's Board of Directors approved an amendment to the 1996 Associates Stock Option Award Plan. Under the amendment, all active benefits-eligible associates through the vice president level who had not previously received an award under the 1996 Associates Stock Option Award Plan received a one-time award of a predetermined number of stock options entitling them to purchase shares of the Corporation's common stock at the closing price of $56 1/8 per share on April 1, 1997. Rehired associates who previously received an award under this plan and did not exercise any portion of the award also were eligible for the award. Options to purchase approximately 4 million shares of the Corporation's common stock were granted on April 1, 1997. One-half of the options are vested and exercisable after the Corporation's common stock closes at or above $68 per share for ten consecutive trading days and no earlier than April 1, 1998. The remainder of the options are vested and exercisable after the Corporation's common stock closes at or above $80 per share for ten consecutive trading days and no earlier than April 1, 1998. In any event, the options vest and are exercisable on July 1, 2000. The options expire on July 1, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Earnings Review

         Table 1 presents a comparison of selected operating results for the three months ended March 31, 1997 and 1996.

         Net income for the first quarter of 1997 increased 38 percent to $709 million from $513 million in the first quarter of 1996. Earnings per common share and fully diluted earnings per common share were $.97 and $.94, respectively, for the first quarter of 1997, compared to $.85 and $.84 in the comparable prior year period. Excluding a merger-related charge of $118 million ($77 million, net of tax), net income for the first quarter of 1996 was $590 million, earnings per common share were $.98 and fully diluted earnings per common share were $.96.

         The acquisition of Boatmen's caused most of the increases in income and expense categories in the first three months of 1997 compared to the same period in 1996. Most increases in the categories on the balance sheets when comparing December 31, 1996 and March 31, 1997 are also attributable to the acquisition. Other significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.

Key performance highlights for the first quarter of 1997 were:

   o Taxable-equivalent net interest income increased 25 percent to $2.0 billion in the first quarter of 1997. The net interest yield increased to 3.83 percent compared to 3.43 percent in the first quarter of 1996.

   o Provision for credit losses covered net charge-offs and totaled $190 million in the first quarter of 1997 compared to $155 million in the same period of 1996. Net charge-offs totaled $184 million compared to $155 million in the first quarter of 1996. Net charge-offs as a percentage of average loans, leases and factored accounts receivable remained unchanged at .50 percent in the first three months of 1997 compared to the same period in 1996. Nonperforming assets increased to $1.2 billion on March 31, 1997 compared to $1.0 billion on December 31, 1996.

   o Noninterest income increased 26 percent to $1.1 billion in the first quarter of 1997, driven primarily by higher deposit account service charges, asset management and fiduciary service fees, trading profits and fees and mortgage servicing and mortgage-related fees.

   o Noninterest expense increased 30 percent to $1.8 billion. Excluding the Boatmen's acquisition, noninterest expense increased approximately 3 percent.

   o The return on average common shareholders' equity decreased to 13.96 percent in the first quarter of 1997.

   o Cash basis ratios, which measure operating performance excluding intangible assets and the related amortization expense, improved with cash basis fully diluted earnings per share rising 22 percent to $1.07 and return on average tangible common shareholders' equity increasing over 700 basis points to
     26.38 percent. The cash basis efficiency ratio was 55.3 percent. When compared to the first quarter of 1996 operating cash basis ratios, cash basis fully diluted earnings per share for the first quarter of 1997 increased 7 percent and return on average tangible common shareholders' equity increased approximately 450 basis points.

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

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                                                         Three Months
                                                                                                       Ended March 31
                                                                                   ------------------------------------------------
                                                                                               1997                   1996
                                                                                   ------------------------------------------------
Income Statement
Income from earning assets                                                                     $      4,027    $          3,573
Interest expense                                                                                      2,077               2,016
Net interest income (taxable-equivalent)                                                              1,978               1,584
Net interest income                                                                                   1,950               1,557
Provision for credit losses                                                                             190                 155
Gains on sales of securities                                                                             43                  14
Noninterest income                                                                                    1,113                 885
Other real estate owned income                                                                            2                   0
Merger-related charge                                                                                     0                 118
Other noninterest expense                                                                             1,810               1,394
Income before income taxes                                                                            1,108                 789
Income tax expense                                                                                      399                 276
Net income                                                                                              709                 513
Net income applicable to common shareholders                                                            705                 509
Net income (excluding merger-related charge)                                                            709                 590
Average common shares issued (in thousands)                                                         730,413             600,558
Per common share
Earnings                                                                                       $       0.97    $              0.85
Earnings (excluding merger-related charge)                                                             0.97                   0.98
Fully diluted earnings                                                                                 0.94                   0.84
Fully diluted earnings (excluding merger-related charge)                                               0.94                   0.96
Cash dividends paid                                                                                    0.33                   0.29
Common shareholders' equity (period-end)                                                              28.22                  22.46
Balance sheet (period-end)
Total assets                                                                                        238,958             194,375
Total loans, leases and factored accounts receivable,
  net of unearned income                                                                            148,716             124,344

Total deposits                                                                                      136,807             109,622
Long-term debt                                                                                       25,086              18,659
Common shareholders' equity                                                                          20,534              13,444
Total shareholders' equity                                                                           20,659              13,557
Performance ratios
Return on average assets                                                                               1.19%                  0.99%
Return on average assets (excluding merger-related charge)                                             1.19                   1.14
Return on average common shareholders' equity (1)                                                     13.96                  15.71
Return on average common shareholders' equity (excluding merger-related charge) (1)                   13.96                  18.07
   Risk-based capital ratios
  Tier 1                                                                                               7.06                   7.35
  Total                                                                                               11.58                  11.71
Leverage capital ratio                                                                                 6.19                   6.19
Total equity to total assets                                                                           8.65                   6.97
Cash basis financial data (2)
Cash basis earnings per common share                                                           $       1.10    $              0.89
Cash basis earnings per common share (excluding merger-related charge)                                 1.10                   1.02
Cash basis fully diluted earnings per common share                                                     1.07                   0.88
Cash basis fully diluted earnings per common share (excluding merger-related charge)                   1.07                   1.00
Return on average tangible assets                                                                      1.40%                  1.05%
Return on average tangible assets (excluding merger-related charge)                                    1.40                   1.20
Return on average tangible common shareholders' equity (1)                                            26.38                  19.14
Return on average tangible common shareholders' equity (excluding merger-related charge) (1)          26.38                  21.85
Market price per share of common stock
  Close at the end of the period                                                               $       55.5    $             40.0625
  High for the period                                                                                    65                  40.6875
  Low for the period                                                                                     48                  32.1875



(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

Table 2
Business Unit Summary
For the Three Months Ended March 31
(Dollars in Millions)



                                                         General Bank             Global Finance         Financial Services
                                                  ----------------------------------------------------------------------------------
                                                       1997        1996         1997         1996          1997            1996
                                                  ----------------------------------------------------------------------------------
Net interest income (taxable-equivalent)             $1,464      $1,152         $329         $278          $141            $144
Noninterest income                                      781         580          274          277            57              27
                                                  ----------------------------------------------------------------------------------
    Total revenue                                     2,245       1,732          603          555           198             171
Provision for credit losses                             118         114           32            8            39              33
Gains on sale of securities                               0           6            0            0             0               0
Other real estate owned expense (income)                  3           1           (7)          (3)            2               3
Noninterest expense                                   1,408       1,011          322          286            80              78
                                                  ----------------------------------------------------------------------------------
Income before income taxes                              716         612          256          264            77              57
Income tax expense                                      276         226           94           97            26              21
                                                  ----------------------------------------------------------------------------------
Net income (1)                                         $440        $386         $162         $167           $51             $36
                                                  ==================================================================================

Cash basis earnings (4)                                $526        $404         $174         $171           $55             $39

Net interest yield                                     4.62%       4.87%       2.83%(2)      2.98%(2)      6.83%            7.45%

Average equity to average assets                       8.36        6.91         5.15         4.89         13.95           14.13

Return on average equity                                 15          22           14           18            17              13
Tangible return on average tangible equity (4)           26          26           17           18            22              16

Efficiency ratio                                       62.7        58.4         53.4         51.7          40.5            45.5
Cash basis efficiency ratio (4)                        58.8        57.3         51.6         50.7          38.8            43.6

Average (3)
    Total loans and leases, net of unearned income  $96,855     $81,056      $41,706      $35,207        $8,303          $7,734
    Total deposits                                  117,193      87,059        9,214        7,648             0               0
    Total assets                                    139,045     102,571       88,612       78,151         8,854           8,286

Period end (3)
    Total loans and leases, net of unearned income   97,293      80,220       42,645       36,520         8,464           7,720
    Total deposits                                  118,135      88,625       11,258        7,758             0               0



(1) Business Unit results are presented on a fully allocated basis but do not include $56 million net income for 1997 and $76 million net expense for 1996, which represent earnings associated with unassigned capital, gains on sales of certain securities, merger-related charges and other corporate activities.

(2) Global Finance's net interest yield excludes the impact of trading-related activities. Including trading-related activities, the net interest yield was 1.73 percent and 1.67 percent for the first three months of 1997 and 1996, respectively.

(3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Units.

(4) Cash basis calculations exclude intangible assets and the related amortization expense.

------------------------------------------------------------------------------



         The General Bank and Global Finance business unit results reflect the impact of the purchase of Boatmen's, which resulted in an increase in goodwill of approximately $5.8 billion and approximately $57 million of related amortization expense on a consolidated basis for the first quarter of 1997. As a result, the returns on average equity and efficiency ratios compare unfavorably to the first three months of 1996. Accordingly, business unit earnings, the return on average equity and the efficiency ratio excluding the impact of intangibles and related amortization expense are presented in Table 2 along with information based on actual operating results.

         The General Bank includes the Banking Group, which contains the retail banking network and is the service provider of banking services to the consumer sector as well as small and medium-size companies. Within the General Bank, specialized services, such as the origination and servicing of home mortgage loans, the issuance and servicing of credit cards, indirect lending, dealer finance and certain insurance services, are provided throughout the Corporation's franchise, and on a nationwide basis for certain products, through the Financial Products Group. The General Bank also contains the Asset Management Group, which includes businesses that provide full-service and discount brokerage, investment advisory and investment management services. The Private Client Group is part of the Asset Management Group as well and offers banking, fiduciary and investment management services.

         The General Bank earned $440 million in the first three months of 1997, an increase of 14 percent over the same period in 1996. The acquisition of Boatmen's accounted for most of the General Bank's increased earnings over the same period last year. Taxable-equivalent net interest income in the General

Bank increased $312 million primarily reflecting the impact of the Boatmen's acquisition and deposit cost containment efforts. The net interest yield decreased 25 basis points due to changes in the earning asset mix related to the Boatmen's acquisition. Excluding the impact of acquisitions, securitizations and loan sales, loans grew $3.4 billion due to higher mortgage loans, up $5.2 billion, and credit card loans, up $1.1 billion, partly offset by a slight decline in the commercial portfolio.

         Noninterest income rose 35 percent in the first three months of 1997 to $781 million due primarily to the Boatmen's acquisition. Excluding the impact of Boatmen's, deposit account service charges and credit card income increased approximately 15 percent and 12 percent, respectively. Noninterest expense increased 39 percent to $1.4 billion due primarily to acquisition-related personnel expenses, which accounted for half of the increase year over year, with the remaining increase across most major categories. Excluding acquisitions, noninterest expense was unchanged. The cash basis efficiency ratio increased to 58.8 percent for the first quarter of 1997 compared to the same period in 1996 due to the inclusion of Boatmen's less efficient expense base and incremental funding costs related to the acquisition. The tangible return on average tangible equity remained unchanged at 26 percent, the result of revenue growth offset by a proportionate increase in operating expenses and higher equity levels resulting from the Boatmen's acquisition.

         Global Finance provides comprehensive corporate and investment banking, as well as trading and distribution services to domestic and international customers through its Corporate Finance/Capital Markets, Real Estate and Specialized Lending units. The group serves as a principal lender and investor as well as an advisor, arranger and underwriter and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, leasing, factoring, project finance and mergers and acquisitions are representative of the services provided. The Corporate Finance/Capital Markets group underwrites, trades and distributes a wide range of securities (including bank-eligible securities and, to a limited extent, bank-ineligible securities as authorized by the Board of Governors of the Federal Reserve System under Section 20 of the Glass-Steagall Act) and trades and distributes financial futures, forward settlement contracts, option contracts, swap agreements and other derivative products in certain interest rate, foreign exchange, commodity and equity markets and spot and forward foreign exchange contracts through two principal units, NationsBanc - CRT (CRT) and NationsBanc Capital Markets, Inc. (NCMI).

         Global Finance earned $162 million in the first three months of 1997 compared to $167 million in the first three months of 1996, the result of higher levels of noninterest and provision expenses due in part to the Boatmen's acquisition. Taxable-equivalent net interest income for the first three months of 1997 was $329 million compared to $278 million in the first three months of 1996 reflecting loan growth due primarily to the Boatmen's acquisition partially offset by narrower commercial loan spreads resulting from increased competitive pressure on commercial loan pricing.

         Noninterest income in the first three months of 1997 declined slightly over the same period last year driven by a decline in investment banking fees, partly offset by increases in most other categories. Noninterest expense for the period rose 13 percent to $322 million across most major categories, the result of the acquisition of Boatmen's. The cash basis efficiency ratio increased to
51.6 percent due to the higher level of expenses associated with the Boatmen's acquisition. The tangible return on average tangible equity decreased to 17 percent, the result of a 9-percent increase in total revenue more than offset by higher operating expenses and higher equity levels resulting from the Boatmen's acquisition.

         Financial Services is composed of a holding company, NationsCredit Corporation, which includes NationsCredit Consumer Corporation, primarily a consumer finance operation, and NationsCredit Commercial Corporation, primarily a commercial finance operation. NationsCredit Consumer Corporation provides personal, mortgage and automobile loans to consumers and retail finance programs to dealers. NationsCredit Commercial Corporation consists of divisions that specialize in one or more of the following commercial financing areas: equipment loans and leasing; loans for debt restructuring, mergers and acquisitions and working capital; real estate, golf/recreational and health care financing; and inventory financing to manufacturers, distributors and dealers.

         Financial Services' earnings of $51 million in the first three months of 1997 increased 42 percent over the same period in 1996. Taxable-equivalent net interest income decreased $3 million resulting from lower yields partly offset by a 7-percent growth in average loans and leases. The increase in provision for credit losses was driven mainly by loan growth and partly offset by lower loss rates. The net interest yield of 6.83 percent was down 62 basis points from 1996, due principally to increased competitive pressure.

Noninterest income more than doubled to $57 million in the first three months in 1997, reflecting gains associated with the sale of 29 branches during the first quarter of 1997. Noninterest expense increased 3 percent to $80 million for the first three months of 1997. Revenue growth more than offset expense growth due to the gains on branch sales, resulting in a cash basis efficiency ratio of 38.8 percent for the first quarter of 1997. The tangible return on average tangible equity rose approximately 600 basis points to 22 percent, primarily attributable to the aforementioned gains on branch sales.

Results of Operations

Net Interest Income

         An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters is presented in Table 3.

         Taxable-equivalent net interest income increased 25 percent to nearly $2 billion in the first quarter of 1997 compared to $1.6 billion in the first quarter of 1996 due to the acquisition of Boatmen's, the reinvestment of proceeds from the sale of low-yielding securities into higher-spread products and core loan growth, partially offset by the impact of the sale of certain consumer loans in the third quarter of 1996. While securitizations lowered net interest income by $41 million in the first quarter of 1997 compared to the first quarter of 1996, they do not significantly affect the Corporation's earnings. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income.

         Of the $455-million increase in interest income for the first three months of 1997 compared to the same period in 1996, $452 million was due to higher average earning assets with $3 million resulting from higher yields on average earning assets. Interest expense increased $61 million with $200 million resulting from higher levels of average interest-bearing liabilities offset by a $139 million favorable impact of lower rates paid on average interest-bearing liabilities.

         The net interest yield increased 40 basis points to 3.83 percent in the first quarter of 1997 compared to the same period of 1996 primarily reflecting the reinvestment of proceeds from the sale of low-yielding securities into higher-spread products.

         Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product and geographic concentrations.

Provision for Credit Losses

         The provision for credit losses covered net charge-offs and was $190 million in the first quarter of 1997 compared to $155 million in the comparable prior year quarter, reflecting the impact of the acquisition of Boatmen's. As presented in the analysis of the allowance for credit losses in Table 9, net charge-offs increased $29 million to $184 million in the first quarter of 1997 compared to the first quarter of 1996 due primarily to increases in credit card and other consumer charge-offs partially offset by a decrease in total commercial charge-offs. The increase in net charge-offs in the first quarter of 1997 was primarily due to the acquisition of Boatmen's. Total net charge-offs remained unchanged at .50 percent of average loans, leases and factored accounts receivable during the first quarter of 1997 versus 1996. Excluding increases that resulted from the acquisition of Boatmen's, management expects charge-offs to grow as the Corporation maintains its efforts to shift the mix of the loan portfolio to a higher consumer concentration.

         The allowance for credit losses was $2.8 billion, or 1.87 percent of net loans, leases and factored accounts receivable, on March 31, 1997 compared to $2.3 billion, or 1.89 percent, at the end of 1996 with the increase in the allowance attributable to the acquisition of Boatmen's. The allowance for credit losses was 265 percent of nonperforming loans on March 31, 1997 compared to 260 percent on December 31, 1996. Future economic conditions will impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)


                                                                   First Quarter 1997              Fourth Quarter 1996
                                                            -----------------------------------------------------------------
                                                            Average                          Average
                                                            Balance      Income              Balance     Income
                                                             Sheet         or      Yields/    Sheet        or       Yields/
                                                            Amounts     Expense    Rates     Amounts    Expense     Rates
                                                            -------     -------    -------   -------    -------     -------
Earnings assets
  Loans and leases, net of unearned income (1)
    Commercial (2)                                          $59,542     $1,229     8.38%     $49,987     $1,044     8.30%
    Real estate commercial                                    8,646        190     8.90        5,388        122     9.00
    Real estate construction                                  3,778         84     8.98        3,084         67     8.74
                                                           ---------------------------------------------------------------
      Total commercial                                       71,966      1,503     8.47       58,459      1,233     8.39
                                                           ---------------------------------------------------------------
    Residential mortgage                                     32,072        621     7.78       28,174        548     7.77
    Credit card                                               7,170        205    11.60        6,363        185    11.58
    Other consumer                                           26,872        632     9.54       20,581        503     9.69
                                                           ---------------------------------------------------------------
      Total consumer                                         66,114      1,458     8.91       55,118      1,236     8.93
                                                           ---------------------------------------------------------------
    Foreign                                                   3,283         56     6.86        2,701         47     6.89
    Lease financing                                           5,316        103     7.79        4,614         87     7.66
                                                           ---------------------------------------------------------------
      Total loans and leases, net                           146,679      3,120     8.61      120,892      2,603     8.57
                                                           ---------------------------------------------------------------
  Securities
    Held for investment                                       1,920         29     6.05        2,585         36     5.55
    Available for sale (3)                                   20,740        356     6.89       11,540        205     7.10
                                                           ---------------------------------------------------------------
      Total securities                                       22,660        385     6.82       14,125        241     6.82
                                                           ---------------------------------------------------------------
  Loans held for sale                                         1,062         17     6.49          802         15     7.31
  Federal funds sold                                            343          5     5.70          273          4     5.79
  Securities purchased under agreements to resell            13,027        183     5.70       12,018        158     5.21
  Time deposits placed and other
    short-term investments                                    2,228         28     5.11        1,991         25     4.86
  Trading account securities (4)                             22,848        317     5.60       21,148        334     6.32
                                                           ---------------------------------------------------------------
      Total earning assets (5)                              208,847      4,055     7.85      171,249      3,380     7.86
Cash and cash equivalents                                     9,178                            7,720
Factored accounts receivable                                  1,078                            1,256
Other assets, less allowance for credit losses               23,103                           14,096
                                                           ---------------------------------------------------------------
      Total assets                                         $242,206                         $194,321
                                                           ===============================================================
Interest-bearing liabilities
  Savings                                                  $ 10,220         53     2.10     $  8,607         46     2.12
  NOW and money market deposit accounts                      42,138        273     2.64       30,634        191     2.47
  Consumer CDs and IRAs (6)                                  39,458        507     5.21       30,870        405     5.22
  Negotiated CDs, public funds and other time deposits        3,555         47     5.31        2,544         35     5.53
  Foreign time deposits                                       9,278        118     5.14        9,139        117     5.10
  Federal funds purchased                                     4,469         59     5.35        3,915         51     5.21
  Securities sold under agreements to repurchase (6)         29,607        358     4.90       25,192        330     5.22
  Commercial paper                                            3,041         41     5.53        2,850         40     5.59
  Other short-term borrowings (6)                             2,711         51      n/m        1,971         34     6.99
  Trading account liabilities (4)                             9,949        165     6.73        9,314        152     6.48
  Long-term debt (7)                                         25,244        405     6.50       22,702        367     6.53
                                                           ---------------------------------------------------------------
      Total interest-bearing liabilities                    179,670      2,077     4.68      147,738      1,768     4.77
                                                           ---------------------------------------------------------------
Noninterest-bearing sources
  Noninterest-bearing deposits                               30,327                           23,971
  Other liabilities                                          11,555                            9,388
  Shareholders' equity                                       20,654                           13,224
                                                           ---------------------------------------------------------------
      Total liabilities and shareholders' equity           $242,206                         $194,321
                                                           ===============================================================
Net interest spread                                                                3.17                             3.09
Impact of noninterest-bearing sources                                               .66                              .66
                                                           ---------------------------------------------------------------
Net interest income/yield on earning assets                            $ 1,978     3.83%                $ 1,612     3.75%
                                                           ===============================================================



n/m-not meaningful


(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.

(2) Commercial loan interest income includes net interest rate swap revenues related to swaps converting variable-rate commercial loans to fixed rate. Interest rate swaps increased (decreased) interest income $50 in the first quarter of 1997 and $31, $11, $3 and ($19) in the fourth, third, second and first quarters of 1996, respectively.

(3) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.

(4) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.

(5) Interest income includes taxable-equivalent adjustments of $28 in the first quarter of 1997 and $22, $21, $24 and $27 in the fourth, third, second and first quarters of 1996, respectively.

(6) Securities sold under agreements to repurchase, other short-term borrowings and consumer CDs interest expense includes net interest rate swap expense related to swaps fixing the cost of certain of these liabilities. Interest rate swaps increased (decreased) interest expense ($1) in the first quarter of 1997 and $3, $16, $26 and $21 in the fourth, third, second and first quarters of 1996, respectively.

(7) Long-term debt interest expense includes net interest rate swap expense related to swaps primarily converting the cost of certain fixed-rate debt to variable rate. Interest rate swaps decreased interest expense $9 in the first quarter of 1997 and $4, $3, $2 and $3 in the fourth, third, second and first quarter of 1996, respectively. Long-term debt includes trust preferred securities.

       Third Quarter 1996           Second Quarter 1996            First Quarter 1996
--------------------------------------------------------------------------------------------
Average                        Average                       Average
Balance     Income             Balance    Income             Balance      Income
 Sheet        or     Yields/    Sheet       or    Yields/     Sheet         or      Yields/
Amounts     Expense  Rates     Amounts    Expense  Rates     Amounts      Expense    Rates
-------     -------  -------   -------    ------- -------    --------     -------   -------

 $48,920   $1,011    $8.23%    $49,983   $1,000    8.04%     $49,319        $987      8.05%
   5,921      138     9.25       6,288      141    9.07        6,774         149      8.82
   3,195       74     9.15       3,229       71    8.83        3,154          69      8.85
--------------------------------------------------------------------------------------------
  58,036    1,223     8.38      59,500    1,212    8.19       59,247       1,205      8.18
--------------------------------------------------------------------------------------------
  27,990      545     7.77      27,728      542    7.82       27,352         534      7.83
   5,903      169    11.38       6,057      173   11.45        6,590         206     12.59
  22,026      544     9.84      23,441      578    9.93       23,850         593      9.99
--------------------------------------------------------------------------------------------
  55,919    1,258     8.97      57,226    1,293    9.07       57,792       1,333      9.26
--------------------------------------------------------------------------------------------
   2,813       46     6.59       2,746       45    6.56        2,392          45      7.54
   4,429       85     7.60       4,254       80    7.59        3,851          72      7.46
--------------------------------------------------------------------------------------------
 121,197    2,612     8.58     123,726    2,630    8.54      123,282       2,655      8.65
--------------------------------------------------------------------------------------------
   3,173       46     5.73       3,731       51    5.45        4,292          60      5.62
  16,388      273     6.66      18,328      303    6.64       22,997         365      6.37
--------------------------------------------------------------------------------------------
  19,561      319     6.51      22,059      354    6.44       27,289         425      6.25
--------------------------------------------------------------------------------------------
   1,025       20     7.87       1,156       19    6.49        1,331          25      7.55
     361        6     6.39         397        5    5.75          525           8      5.89
  11,828      153     5.14      12,075      149    4.99       13,870         183      5.29
   1,430       20     5.74       1,263       17    5.28        1,056          18      6.90
  18,897      314     6.60      17,912      292    6.53       18,213         286      6.33
--------------------------------------------------------------------------------------------
 174,299    3,444     7.87     178,588    3,466    7.80      185,566       3,600      7.80
   7,597                         7,928                         7,998
   1,150                         1,124                         1,010
  14,877                        15,156                        14,043
--------------------------------------------------------------------------------------------
$197,923                      $202,796                      $208,617
============================================================================================
$  8,798       48     2.15    $  9,336       52    2.27     $  9,361          55      2.35
  30,485      189     2.49      30,155      191    2.52       29,692         192      2.61
  30,092      394     5.21      29,698      389    5.28       29,469         397      5.42
   3,314       46     5.50       3,331       46    5.53        3,273          44      5.42
  10,836      145     5.31      12,867      170    5.34       11,902         170      5.73
   3,631       49     5.39       4,433       59    5.37        6,817          92      5.41
  26,309      355     5.36      28,924      391    5.44       33,705         455      5.43
   3,129       44     5.59       3,064       42    5.49        2,821          39      5.62
   2,999       51     6.76       3,968       58    5.80        4,455          65      5.89
   9,848      163     6.57       8,912      147    6.63       12,485         191      6.16
  21,067      344     6.53      19,730      310    6.30       18,885         316      6.68
--------------------------------------------------------------------------------------------
 150,508    1,828     4.84     154,418    1,855    4.83      162,865       2,016      4.97
--------------------------------------------------------------------------------------------
  24,190                        24,601                        23,209
  10,092                        10,225                         9,399
  13,133                        13,552                        13,144
--------------------------------------------------------------------------------------------
$197,923                      $202,796                      $208,617
============================================================================================
                      3.03                         2.97                               2.83
                       .66                          .65                                .60
--------------------------------------------------------------------------------------------
           $1,616     3.69%              $1,611    3.62%                  $1,584      3.43%
============================================================================================



Gains on Sales of Securities

         Gains on the sales of securities were $43 million in the first quarter of 1997 compared to $14 million in the first quarter of 1996. The increase reflects the Corporation's sale of a significant portion of the Boatmen's portfolio subsequent to the acquisition date. The increase also reflects the sale of low-yielding securities and the reinvestment of the proceeds from such sales into higher-yielding assets.

Noninterest Income



Table 4
Noninterest Income
(Dollars in Millions)


                                                                     Three Months
                                                                    Ended March 31              Change
                                                                --------------------------------------------
                                                                  1997           1996     Amount    Percent
                                                                --------------------------------------------
Service charges on deposit accounts                               $360           $259     $101         39.0%
                                                                --------------------------------------------
Nondeposit-related service fees
      Safe deposit rent                                             11              9        2         22.2
      Mortgage servicing and mortgage-related fees                  70             47       23         48.9
      Fees on factored accounts receivable                          15             16       (1)        (6.3)
      Investment banking income                                     83             99      (16)       (16.2)
      Other service fees                                            51             45        6         13.3
                                                                --------------------------------------------
           Total nondeposit-related service fees                   230            216       14          6.5
                                                                --------------------------------------------
Asset management and fiduciary service fees                        166            105       61         58.1
                                                                --------------------------------------------
Credit card income
    Merchant discount fees                                           0              4       (4)      (100.0)
    Annual credit card fees                                          7              7        0          0.0
    Other credit card fees                                          77             58       19         32.8
                                                                --------------------------------------------
         Total credit card income                                   84             69       15         21.7
                                                                --------------------------------------------
Other income
    Brokerage income                                                33             28        5         17.9
    Trading account profits and fees                                97             68       29         42.6
    Bankers' acceptances and letters of credit fees                 20             18        2         11.1
    Insurance commissions and earnings                              25             19        6         31.6
    Miscellaneous                                                   98            103       (5)        (4.9)
                                                                --------------------------------------------
        Total other income                                         273            236       37         15.7
                                                                --------------------------------------------
                                                                $1,113           $885     $228         25.8
                                                                ============================================



         As presented in Table 4, noninterest income increased 26 percent to $1.1 billion in the first quarter of 1997, primarily reflecting the acquisition of Boatmen's as described below:

o Service charges on deposit accounts increased 39 percent over the same period of 1996, due primarily to the acquisition of Boatmen's. Excluding the impact of the Boatmen's acquisition, service charges increased approximately 11 percent.

o Mortgage servicing and related fees increased 49 percent to $70 million in the first quarter of 1997 due primarily to the acquisition of the Boatmen's mortgage portfolio. Including acquisitions, the average portfolio of loans serviced increased 41 percent from $83.1 billion in the first quarter of 1996 to $117.0 billion in the first quarter of 1997. Mortgage loan originations through the Corporation's mortgage subsidiary were unchanged at $3.1 billion in the first quarters of 1997 and 1996. Lower levels of mortgage loan originations due to changes in the interest rate environment were offset by Boatmen's mortgage activity. Origination volume in the first quarter of 1997 consisted of approximately $2.0 billion of correspondent and wholesale loan volume and $1.1 billion of retail loan volume.

         In conducting its mortgage banking activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. The value of the Corporation's mortgage servicing rights is also affected by changes in prepayment rates. To manage risks associated with mortgage banking activities, the Corporation enters into various financial instruments including option contracts, forward delivery contracts and certain rate swaps. The contract notional amount of these instruments approximated $8.9 billion on March 31, 1997. Net unrealized losses associated with these contracts were $25 million on March 31, 1997.

o Investment banking income decreased 16 percent to $83 million in the first quarter of 1997, reflecting lower gains on principal investing activity (investing in equity or equity-related transactions on behalf of clients).

         An analysis of investment banking income by major business activity follows (in millions):



                                             Three Months Ended
                                                   March 31
                                             -------------------
                                               1997         1996
                                             -------------------
Syndications                                    $19          $17
Securities underwriting                          25           19
Principal investment activities                  23           50
Other                                            16           13
                                             -------------------
                                                $83          $99
                                             ===================





o Asset management and fiduciary service fees increased $61 million to $166 million in the first quarter of 1997, reflecting the impact of the Boatmen's acquisition.

o Credit card income increased 22 percent to $84 million in the first quarter of 1997, primarily due to the acquisition of Boatmen's. Credit card income includes $8 million from credit card securitizations.

o Trading account profits and fees totaled $97 million in the first quarter of 1997, an increase of $29 million from $68 million in the first quarter of 1996.

         An analysis of trading account profits and fees by major business activity follows (in millions):


                                               Three Months Ended
                                                     March 31
                                              --------------------
                                              1997            1996
                                              --------------------
Securities trading                             $19             $10
Interest rate contracts                         41              56
Foreign exchange contracts                      17              (7)
Other                                           20               9
                                              ---------------------
                                               $97             $68
                                              =====================






o Miscellaneous income totaled $98 million in the first quarter of 1997, a decrease of $5 million compared to the same period of 1996. Miscellaneous income includes certain prepayment fees and other fees such as net gains on sales of miscellaneous investments, business activities, premises, venture capital investments and other similar items.

Noninterest Expense

         As presented in Table 5, the Corporation's noninterest expense increased 30 percent to $1.8 billion in the first quarter of 1997 from $1.4 billion in the same period of 1996. Excluding the impact of the Boatmen's acquisition, noninterest expense increased approximately 3 percent.

         A discussion of the significant components of noninterest expense in the first quarter of 1997 compared to the first quarter of 1996 follows:

o Personnel expense increased $219 million over 1996, primarily due to the impact of the acquisition of Boatmen's. On March 31, 1996, the Corporation had approximately 81,000 full-time equivalent employees compared to approximately 63,000 full-time equivalent employees on December 31, 1996.

o Occupancy expense increased 19 percent to $151 million in the first quarter of 1997 compared to the same period of 1996 due to the acquisition of Boatmen's.

o Equipment expense increased approximately $49 million in the first quarter of 1997 over the same period of 1996, reflecting the acquisition of Boatmen's as well as enhancements to computer resources throughout the Corporation and to product delivery systems, such as the Model Banking initiative, PC banking, direct banking and data base management.

o Professional fees increased $26 million, reflecting higher consulting and technical support fees for projects to enhance revenue growth and for the development and installation of infrastructure enhancements.

o Intangibles amortization expense increased $75 million in the first quarter of 1997 compared to the first quarter of 1996, reflecting the impact of the Boatmen's acquisition.

o Other general operating expenses decreased $22 million to $126 million in the first quarter of 1997. Included in the first quarter 1996 expense was a $40 million pre-tax charge reflecting the estimated loss associated with fraudulent commercial loan transactions.



Table 5
Noninterest Expense
(Dollars in Millions)


                                               Three Months
                                              Ended March 31            Change
                                            -----------------------------------------
                                              1997     1996       Amount     Percent
                                            -----------------------------------------
Personnel                                     $881     $662       $219          33.1%
Occupancy, net                                 151      127         24          18.9
Equipment                                      155      106         49          46.2
Marketing                                       75       67          8          11.9
Professional fees                               75       49         26          53.1
Amortization of intangibles                    101       26         75         288.5
Credit card                                     15       17         (2)        (11.8)
Deposit insurance                                7        7          0           0.0
Data processing                                 70       61          9          14.8
Telecommunications                              54       41         13          31.7
Postage and courier                             49       38         11          28.9
Other general operating                        126      148        (22)        (14.9)
General administrative and miscellaneous        51       45          6          13.3
                                            -----------------------------------------
                                            $1,810   $1,394       $416          29.8
                                            =========================================



Income Taxes

         The Corporation's income tax expense for the first quarter of 1997 was $399 million, for an effective tax rate of 36.0 percent of pretax income. Income tax expense for the first quarter of 1996 was $276 million, for an effective rate of 35.0 percent. The increase in the effective tax rate was due to the increase in non-deductible goodwill amortization resulting from the acquisition of Boatmen's.

Balance Sheet Review and Liquidity Risk Management

         The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and capital position.

         Average customer-based funds increased $30.7 billion in the first three months of 1997 over the same period in 1996 primarily due to deposits obtained in acquisitions over the past year. As a percentage of total sources, average customer-based funds represented 52 percent in the first three months of 1997 compared to 46 percent in the first three months of 1996.

         Average market-based funds decreased $13.1 billion in the first three months of 1997 compared to the same period in 1996 and comprised a smaller portion of total sources of funds at 24 percent for the first three months of 1997 compared to 35 percent during the same period of 1996, the result of increases in customer-based funds from the Boatmen's acquisition and term debt. Average long-term debt increased $6.4 billion in the first three months of 1997 over 1996 levels for the comparable period and represented 10 percent of total sources of funds compared to 9 percent during the first three months of 1996. The increase in long-term debt is the result of borrowings to fund the cash portion of the Boatmen's purchase price.

         Average loans and leases, the Corporation's primary use of funds, increased $23.4 billion during the first three months of 1997 despite higher levels of securitized loans compared to the same period of 1996 due to the impact of acquisitions and core loan growth, comprising 61 percent of total uses of funds compared to 59 percent during the same period of 1996. The ratio of average loans and leases to customer-based funds was 117 percent in the first three months of 1997 compared to 130 percent in the first three months of 1996.

         The average securities portfolio as a percentage of total uses decreased to 9 percent in the first three months of 1997 from 13 percent in the first three months of 1996, the result of management's focus on the reduction of low-yielding assets.

         Cash and cash equivalents were $11.0 billion on March 31, 1997, an increase of $2.1 billion from December 31, 1996. During the first three months of 1997, net cash used in operating activities was $4.2 billion, net cash provided by investing activities was $2.4 billion and net cash provided by financing activities was $3.8 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows in the consolidated financial statements.

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

Securities

         The securities portfolio on March 31, 1997 consisted of securities held for investment totaling $1.8 billion and securities available for sale totaling $20.0 billion compared to $2.1 billion and $12.3 billion, respectively, on December 31, 1996. The increase in the available for sale portfolio from December 31, 1996 to March 31, 1997 was due to the addition of higher-yielding mortgage-backed securities in the first quarter.

         On March 31, 1997, the market value of the Corporation's portfolio of securities held for investment reflected net unrealized depreciation of $4 million. On December 31, 1996, the market value of securities held for investment approximated the book value of the portfolio.

         The valuation reserve for securities available for sale and marketable equity securities decreased shareholders' equity by $115 million on March 31, 1997, reflecting pretax depreciation of $294 million on securities available for sale and pretax appreciation of $102 million on marketable equity securities. The valuation reserve increased shareholders' equity by $86 million on December 31, 1996. The decrease in the valuation reserve was primarily attributable to an increase in interest rates when comparing March 31, 1997 to December 31, 1996.

         The estimated average maturities of securities held for investment and securities available for sale portfolios were 1.53 years and 6.13 years, respectively, on March 31, 1997 compared with 1.47 years and 6.91 years, respectively, on December 31, 1996.

Off-Balance Sheet

Derivatives - Asset and Liability Management Positions

         The Corporation utilizes interest rate and foreign exchange contracts in its asset and liability management (ALM) process.

         Interest rate contracts allow the Corporation to efficiently manage its interest rate risk position. The Corporation primarily uses non-leveraged generic and basis swaps. Generic swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amounts. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. As presented in the footnotes to Table 3, net interest receipts and payments on these contracts have been included in interest income and expense on the underlying instruments.

         Table 6 summarizes the notional amounts and the activity of ALM interest rate contracts for the three months ended March 31, 1997. As reflected in the table, the gross notional amount of the Corporation's ALM swap program on March 31, 1997 was $38.1 billion, with the Corporation receiving fixed on $36.0 billion, primarily converting variable-rate commercial loans to fixed-rate, and receiving variable on $422 million. The net receive fixed position of $35.6 billion increased from the net receive fixed position of $26.7 billion on December 31, 1996 as a result of the Corporation modifying the interest rate characteristics of certain variable-rate assets in order to maintain the Corporation's relatively neutral posture to changes in interest rates.


Table 6
Asset and Liability Management Interest Rate Notional Contracts
(Dollars in Millions)

                                                                                                                            Total
                                                          Generic                                                         Interest
                                          --------------------------------------
                                                Receive           Pay                            Total        Option       Rate
                                                 Fixed           Fixed              Basis        Swaps        Products   Contracts
                                          ----------------------------------------------------------------------------------------
Balance on December 31, 1996               $ 27,740            $ 1,035            $  1,346     $ 30,121     $ 6,395        36,516
   Additions                                   9,968               187                 290       10,445       3,075        13,520
   Maturities, Terminations and Other        (1,684)              (800)                  -       (2,484)          -        (2,484)
                                          ----------------------------------------------------------------------------------------
Balance on March 31, 1997                  $ 6,024             $  422             $  1,636     $ 38,082     $ 9,470        47,552
                                          ========================================================================================



         Table 7 summarizes the expected maturities, weighted average pay and receive rates and the unrealized loss on March 31, 1997 of the Corporation's ALM swaps. Floating rates represent the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The net unrealized depreciation of the ALM swap portfolio on March 31, 1997 was $530 million compared to unrealized appreciation of $69 million on December 31, 1996, reflecting the increase in interest rates during the first quarter. The amount of net realized deferred losses associated with terminated ALM swaps was $39 million on March 31, 1997.

         In its ALM process, the Corporation also utilizes interest rate option products, primarily caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Table 6 also includes a summary of the notional amount and the activity of ALM interest rate option contracts for the three months ended March 31, 1997. At March 31, 1997, the Corporation had a gross notional amount of $9.5 billion in outstanding interest rate option contracts used for ALM purposes. Such instruments are primarily linked to term debt, short-term borrowings and pools of residential mortgages. Table 7 also includes a summary of the expected maturities and the net unrealized loss of the Corporation's ALM options contracts. On March 31, 1997, the net unrealized depreciation of ALM option products was $7 million.

         The Corporation uses foreign currency swaps to manage the foreign exchange risk associated with foreign-denominated liabilities. At March 31, 1997, these contracts had a notional value of $540 million and reflected unrealized depreciation of $47 million. Unrealized gains and losses associated with ALM foreign currency swaps are included as adjustments to income or expense on the linked asset or liability.

         The net unrealized depreciation in the estimated value of the ALM interest rate and foreign exchange contract portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

         For a discussion of the Corporation's management of risk associated with mortgage banking activities, see Noninterest Income.

Table 7
Asset and Liability Management Interest Rate Contracts
March 31, 1997
(Dollars in Millions, Average Expected Maturity in Years)


                                                                           Expected Maturity
                                  ---------------------------------------------------------------------------------------
                                                                                                                 Average
                                    Unrealized                                                          After   Expected
                                    Gain/(Loss)   Total     1997     1998     1999     2000     2001    2001    Maturity
                                  ---------------------------------------------------------------------------------------
   Asset Conversion Swaps
Receive fixed generic              $   (366)                                                                       3.44
   Notional amount                               $ 30,246  $   36  $ 2,680  $ 7,135   $ 7,810  $ 8,400 $ 4,185
   Weighted average receive rate                     6.46%   6.50%    5.96%    6.44%     6.47%   6.57%    6.57%
   Weighted average pay rate                         5.54

Pay fixed generic                        (1)                                                                       4.52
                                  ----------
   Notional amount                               $     10  $    1  $     1  $     1   $     1  $    1  $     5
   Weighted average pay rate                         9.78%   9.78%    9.78%    9.78%     9.78%   9.78%    9.78%
   Weighted average receive rate                     6.80

Total asset conversion swaps         $ (367)
                                  ==========
   Notional amount                               $ 30,256  $   37  $ 2,681  $ 7,136   $ 7,811  $8,401  $ 4,190


   Liability Conversion Swaps
Receive fixed generic                $ (156)                                                                       6.61
   Notional amount                               $  5,778  $   75  $    28  $   702   $   308  $1,429  $ 3,236
   Weighted average receive rate                     6.82%   8.27%    6.32%    7.27%     6.79%   6.40%    6.87%
   Weighted average pay rate                         5.80

Pay fixed generic                        (6)                                                                       1.73
                                  ----------
   Notional amount                               $    412  $  125  $   100  $   110   $    66  $    -  $    11
   Weighted average pay rate                         8.18%  10.35%    9.31%    6.05%     6.20%      -%    6.60%
   Weighted average receive rate                     5.43

Total liability conversion swaps     $ (162)
                                  ==========
   Notional amount                               $  6,190  $  200  $   128  $   812   $   374  $1,429  $ 3,247
-------------------------------------------------------------------------------------------------------------------------
Total receive fixed swaps            $ (522)                                                                       3.95
   Notional amount                               $ 36,024  $  111  $ 2,708  $ 7,837   $ 8,118  $9,829  $ 7,421
   Weighted average receive rate                     6.52%   7.69%    5.96%    6.51%     6.48%   6.54%    6.70%
   Weighted average pay rate                         5.58

Total pay fixed swaps                    (7)                                                                       1.79
   Notional amount                               $    422  $  126  $   101  $   111   $    67  $    1  $    16
   Weighted average pay rate                         8.22%  10.34%    9.31%    6.08%     6.25%   9.78%    7.60%
   Weighted average receive rate                     5.46%

Basis Swaps                          $  (1)                                                                        1.53
                                  ----------
   Notional amount                               $  1,636  $  371  $   700  $   350   $    90  $   25  $   100
   Weighted average receive rate                     5.52%
   Weighted average pay rate                         5.54

Total Swaps                          $(530)
                                  ==========
   Notional amount                               $ 38,082  $  608  $ 3,509  $ 8,298   $ 8,275  $9,855  $ 7,537
-------------------------------------------------------------------------------------------------------------------------

Option Products
   Notional amount                      (7)      $  9,470  $  600  $ 2,425  $ 3,575   $    25  $1,086  $ 1,759
-------------------------------------------------------------------------------------------------------------------------

Total Interest Rate Contracts        $(537)
                                  ==========
   Notional amount                               $ 47,552  $1,208  $ 5,934  $11,873   $ 8,300  $10,941 $ 9,296



On March 31, 1997, in addition to the above interest rate swaps, the Corporation had a $500 million notional receive fixed generic interest rate swap associated with a credit card securitization. On March 31, 1997, this position had an unrealized market value of negative $37 million, a weighted average receive rate of 5.96 percent, a pay rate of 5.61 percent and an expected maturity of 6.71 years.


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

         Table 8 presents the notional or contract amounts on March 31, 1997 and December 31, 1996 and the current credit risk amounts (the net replacement cost of contracts in a gain position on March 31, 1997 and December 31, 1996) of the Corporation's derivatives-dealer positions which are primarily executed in the over-the-counter market. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in Table 8 do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements. On March 31, 1997, the credit risk associated with the Corporation's asset and liability management positions was not significant.

         In managing credit risk associated with its derivatives activities, the Corporation deals with creditworthy counterparties, primarily U.S. and foreign commercial banks, broker-dealers and corporates.



Table 8
Derivatives - Dealer Positions
(Dollars in Millions)

                                                    March 31                     December 31
                                                     1997                           1996
                                        ---------------------------------------------------------
                                            Contract/     Credit Risk    Contract/   Credit Risk
                                             Notional     Amount (1)      Notional    Amount (1)
-------------------------------------------------------------------------------------------------
Interest Rate Contracts
     Swaps                                   $274,417   $  1,568        $252,187   $    927
     Futures and forwards                     197,350          7         186,333          5
     Written options                          335,247          -         298,594          -
     Purchased options                        324,632        555         294,591        561

Foreign Exchange Contracts
     Swaps                                      1,174        172           1,303         24
     Spot, futures and forwards                78,661      1,089          94,028      1,137
     Written options                           57,816          -          63,081          -
     Purchased options                         55,776        415          61,716        352

Commodity and Other Contracts
     Swaps                                        681         37             812         81
     Futures and forwards                       1,862          3           2,728          -
     Written options                           14,857          -          14,064          -
     Purchased options                         15,195        363          13,828        357
                                                           ------                   -------
        Total before cross product netting                 4,209                      3,444
                                                           ------                   -------
        Cross product netting                                298                        286
                                                           ------                   -------
        Net replacement cost                            $  3,911                   $  3,158
                                                           ======                   =======


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

         During 1997, there were no credit losses associated with derivative transactions. In addition, on March 31, 1997, there were no nonperforming derivative positions.

Allowance for Credit Losses

         The Corporation's allowance for credit losses was $2.8 billion on March 31, 1997 compared to $2.3 billion on December 31, 1996. Table 9 provides an analysis of the changes in the allowance for credit losses. The provision for credit losses of $190 million in the first quarter of 1997 was $35 million higher than in the first quarter of 1996, primarily as a result of the Boatmen's acquisition and higher charge-offs in the consumer loan portfolios. Total net charge-offs remained unchanged at .50 percent of average loans, leases and factored accounts receivable during the first quarter of 1997 versus 1996. Increases in credit

   Table 9
   Allowance For Credit Losses
   (Dollars in Millions)

                                                                           Three Months
                                                                           Ended March 31
                                                                    -------------------------
                                                                        1997          1996
                                                                    -------------------------
Balance on January 1                                                 $   2,315     $   2,163
                                                                    -------------------------
Loans, leases and factored accounts receivable charged off
  Commercial                                                               (27)          (34)
  Real estate commercial                                                    (4)          (13)
  Real estate construction                                                   0             0
                                                                    -------------------------
    Total commercial                                                       (31)          (47)
                                                                    -------------------------
  Residential mortgage                                                      (4)           (4)
  Credit card                                                             (108)          (65)
  Other consumer                                                          (100)          (87)
                                                                    -------------------------
    Total consumer                                                        (212)         (156)
                                                                    -------------------------
  Lease financing                                                           (4)           (1)
  Factored accounts receivable                                              (4)           (6)
                                                                    -------------------------
    Total loans, leases and factored accounts
      receivable charged off                                              (251)         (210)
                                                                    -------------------------


Recoveries of loans, leases and factored accounts
  receivable previously charged off
  Commercial                                                                18            14
  Real estate commercial                                                     2             3
  Real estate construction                                                   1             0
                                                                    -------------------------
    Total commercial                                                        21            17
                                                                    -------------------------
  Residential mortgage                                                       1             1
  Credit card                                                               19            12
  Other consumer                                                            25            22
                                                                    -------------------------
    Total consumer                                                          45            35
                                                                    -------------------------
  Factored accounts receivable                                               1             3
                                                                    -------------------------
    Total recoveries of loans, leases and
      factored accounts receivable previously charged off                   67            55
                                                                    -------------------------
    Net charge-offs                                                       (184)         (155)
                                                                    -------------------------

Provision for credit losses                                                190           155
Allowance applicable to loans of purchased companies and other             464            90
                                                                    -------------------------
Balance on March 31                                                  $   2,785     $   2,253
                                                                    =========================
Loans, leases and factored accounts receivable,
  net of unearned income, outstanding end of period                  $ 148,716     $ 124,344
Allowance for credit losses as a percentage of
  loans, leases and factored accounts receivable,
  net of unearned income, outstanding end of period                       1.87%         1.81%
Average loans, leases and factored accounts receivable,
  net of unearned income, outstanding during the period              $ 147,757     $ 124,292
Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
  outstanding during the period                                           0.50%         0.50%
Allowance for credit losses as a percentage of nonperforming loans      264.82        267.71





card and other consumer net charge-offs of $36 million and $10 million, respectively, were partially offset by a decrease of $20 million in commercial net charge-offs. Industry-wide deterioration in consumer credit quality was the primary reason for higher credit card net charge-offs in the first quarter of 1997. Higher other consumer net charge-offs in the first quarter of 1997 were primarily attributable to the Boatmen's acquisition.

         Excluding increases that resulted from the acquisition of Boatmen's, management expects charge-offs to grow as the Corporation maintains its efforts to shift the mix of the loan portfolio to a higher consumer concentration. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

Nonperforming Assets

         As presented in Table 10, on March 31, 1997, nonperforming assets were $1.2 billion, or .82 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $1.0 billion, or .85 percent, on December 31, 1996. Nonperforming loans increased to $1.1 billion on March 31, 1997 from $890 million on December 31, 1996. The increase in nonperforming loans was primarily due to the acquisition of Boatmen's. The allowance coverage of nonperforming loans was 265 percent on March 31, 1997 compared to 260 percent on December 31, 1996.




Table 10
Nonperforming Assets
(Dollars in Millions)

                                                 March 31  December 31 September 30   June 30    March 31
                                                   1997       1996        1996          1996       1996
                                                ----------------------------------------------------------
Nonperforming loans
  Commercial                                       $398       $342        $413          $388       $359
  Real estate commercial                            162        145         165           119        180
  Real estate construction                           34         28          36            15         15
                                                ----------------------------------------------------------
   Total commercial                                 594        515         614           522        554
                                                ----------------------------------------------------------
  Residential mortgage                              256        215         203           174        138
  Other consumer                                    156        135         135           135        136
                                                ----------------------------------------------------------
   Total consumer                                   412        350         338           309        274
                                                ----------------------------------------------------------
  Lease financing                                    45         25          32            23         13
                                                ----------------------------------------------------------
     Total nonperforming loans                    1,051        890         984           854        841
                                                ----------------------------------------------------------

Other real estate owned                             168        153         151           138        144
                                                ----------------------------------------------------------

     Total nonperforming assets                  $1,219     $1,043      $1,135          $992       $985
                                                ==========================================================

Nonperforming assets as a percentage of
Total assets                                      0.51%      0.56%       0.61%         0.52%      0.51%
  Loans, leases and factored accounts
   receivable, net of unearned income,
   and other real estate owned                    0.82       0.85        0.93          0.80       0.79
Loans past due 90 days or more and not
   classified as nonperforming                    $320       $245        $201          $153       $173



Concentrations of Credit Risk

         In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Summarized below are areas of significant credit risk.

         Real Estate - Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, OREO and other credit exposures are presented in Table 11. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.

         Total nonresidential real estate commercial and construction loans totaled $12.4 billion, or 8 percent of net loans, leases and factored accounts receivable, on March 31, 1997 compared to $8.3 billion, or 7 percent, at the end of 1996. During the first quarter of 1997, the Corporation recorded real estate net charge-offs of $1 million, or .04 percent of average real estate loans, compared to net charge-offs of $10 million, or .39 percent, in the first quarter of 1996. Nonperforming real estate commercial and construction loans were $196 million on March 31, 1997 compared to $173 million on December 31, 1996 due primarily to the acquisition of Boatmen's.

         The exposures included in Table 11 do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security or as an abundance of caution and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on March 31, 1997, the Corporation had approximately $8.3 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.



   Table 11
   Real Estate Commercial and Construction Loans, Other Real Estate Owned and Other Real Estate Credit Exposures
   March 31, 1997
   (Dollars in Millions)

                                                                             Loans (1)
                                                                ------------------------------                         Other
                                                                                                                       Credit
                                                                Outstanding       Nonperforming         OREO          Exposures (2)
                                                                -------------------------------------------------------------------
   By Geographic Region (3):
   Missouri, Kansas, Illinois, Iowa and Arkansas                      $2,842         $30                  $18             $116
   Florida and Georgia                                                 2,659          72                   45              261
   Texas, Oklahoma and New Mexico                                      2,243          16                    7              131
   Maryland, District of Columbia and Virginia                         1,575          38                   27              356
   North Carolina and South Carolina                                   1,478          35                    8               62
   Other states                                                        1,567           5                    2              323
                                                                ---------------------------------------------------------------
                                                                     $12,364        $196                 $107           $1,249
                                                                ===============================================================
   By Property Type:

   Apartments                                                         $2,000         $24                   $1             $447
   Residential                                                         1,875          17                    2               36
   Shopping centers/retail                                             1,852          15                    5              242
   Office buildings                                                    1,687          13                   32               13
   Hotels                                                              1,058          16                    0               47
   Industrial/warehouse                                                  922          17                    2               18
   Land and land development                                             862          26                   46               79
   Commercial-other                                                      415          20                   11              107
   Resorts/golf courses                                                  297           0                    0                0
   Unsecured                                                             179           4                    0              144
   Multiple use                                                          112           5                    1                0
   Other                                                               1,105          39                    7              116
                                                                ---------------------------------------------------------------
                                                                     $12,364        $196                 $107           $1,249
                                                                ===============================================================


(1) On March 31, 1997, the Corporation had unfunded binding real estate commercial and construction loan commitments.

(2)  Other credit exposures include letters of credit and loans held for sale.

(3)  Distribution based on geographic location of collateral.




         Other Industries - Table 12 presents selected industry credit exposures. Commercial loans, factored accounts receivable and lease financings are included in the table. Other credit exposures as presented include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position. Commercial loan outstandings totaled $60.6 billion and $50.3 billion on March 31, 1997 and December 31, 1996, respectively, or 41 percent of net loans, leases and factored accounts receivable. Net charge-offs of commercial loans totaled $9 million, or .07 percent of average commercial loans, in the first quarter of 1997, versus $20 million, or .16 percent, in the first quarter of 1996. Commercial loans past due 90 days or more and still accruing interest were $82 million, or .14 percent of commercial loans, on March 31, 1997 and $38 million, or .08 percent, on December 31, 1996 with the increase due in part to the acquisition of Boatmen's. Nonperforming commercial loans were $398 million and $342 million on March 31, 1997 and December 31, 1996, respectively. The increase was primarily attributable to the acquisition of Boatmen's.




   Table 12
   Selected Industry Credit Exposures
   March 31, 1997
   (Dollars in Millions)


                                                        Loans, Leases and Factored Accounts
                                                         Receivable, Net of Unearned Income
                                                      --------------------------------------        Other
                                                                                      Unfunded      Credit
                                                      Outstanding   Nonperforming   Commitments    Exposures (1)
                                                      ----------------------------------------------------------

   Communications                                        $5,029           $19        $5,714           $369
   Health care                                            4,631            12         3,625            910
   Food, including agribusiness                           3,962            31         2,941            368
   Leisure and sports                                     3,576            41         2,360            221
   Retail                                                 3,305            24         3,642            541
   Automotive, excluding trucking                         3,268             7         2,250             97
   Machinery and equipment, excluding defense             3,083            16         3,179            312
   Oil and gas                                            2,969            34         4,032            715
   Textiles and apparel                                   2,782            34         1,564            465
   Construction                                           2,031            28         1,548            191
   Forest products and paper                              1,842            13         1,995            283
   Computers and electronics                              1,801             3         2,524            168
   Transportation, excluding air and trucking             1,775             5         1,451             72
   Utilities                                              1,680             3         3,956            251
   Professional services                                  1,468             6         1,647            107
   Chemicals and plastics                                 1,398             2         1,850            177
   Finance companies                                      1,150             1         4,899            172
   Education and government                               1,085             5           910          1,022
   Banks                                                  1,010             0         1,991          2,845
   Brokers and dealers                                      399             0         1,349          1,102


(1) Other credit exposures include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position.




         Consumer - On March 31, 1997 and December 31, 1996, total consumer loan outstandings were $66.2 billion and $55.3 billion, respectively, representing 45 percent of net loans, leases and factored accounts receivable. Net charge-offs in the consumer portfolio were $167 million in the first quarter of 1997 compared to $121 million in the first quarter of 1996, reflecting the impact of the Boatmen's acquisition and loan growth. Note 4 to the unaudited consolidated financial statements details the components of the Corporation's consumer loan portfolio. In addition to the credit card and other consumer loans reported in the financial statements, the Corporation manages credit card and consumer receivables which have been sold. Accordingly, the average managed portfolio information discussed below includes both on-balance sheet and securitized loans.

         Total average credit card receivables managed by the Card Services group (excluding private label credit cards) increased to $9.4 billion in the first quarter of 1997 compared to $7.6 billion in the first quarter of 1996 as the Corporation maintains its efforts to shift the loan portfolio mix to a higher consumer concentration. Average securitized credit card loans totaled $2.6 billion during the first quarter of 1997. During the first quarter of 1996, average securitized credit card loans were $1.2 billion. Net charge-off ratios for the managed credit card portfolio were 6.09 percent for the first quarter of 1997 and 3.79 percent for the first quarter of 1996 due to industry-wide deterioration in consumer credit quality.

         Total average managed other consumer loans, including direct and indirect consumer loans and home equity lines, were $29.9 billion in the first quarter of 1997 compared to total average managed other consumer loans of $25.4 billion in the first quarter of 1996. The consumer managed portfolio, which includes indirect auto loan and consumer finance securitizations, experienced net charge-offs as a percentage of average managed consumer loans of
1.15 percent in the first quarter of 1997 and 1.08 percent in the first quarter of 1996.

         Total consumer loans past due 90 days or more and still accruing interest were $217 million on March 31, 1997 compared to $180 million on December 31, 1996, or .33 percent of total consumer loans for both periods.
The increase was primarily attributable to the acquisition of Boatmen's. Total consumer nonperforming loans were $412 million and $350 million on March 31, 1997 and December 31, 1996, respectively, with the increase due partially to the acquisition of Boatmen's as well as the industry-wide deterioration in consumer credit quality.

Market Risk Management

         In the normal course of conducting business activities, the Corporation is exposed to market risk which includes both price and liquidity risk. Price risk arises from fluctuations in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the values of financial instruments. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current and future financial commitments or that the Corporation may not be able to liquidate financial instruments at market prices. Risk management procedures and policies have been established and are utilized to manage the Corporation's exposure to market risk. The strategy of the Corporation with respect to market risk is to maximize net income while maintaining an acceptable level of risk to changes in market rates. While achievement of this goal requires a balance between profitability, liquidity and market price risk, there are opportunities to enhance revenues through controlled risks. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are the securities portfolio, interest rate swaps, and management of the mix, yields and rates and maturities of assets and the wholesale and retail funding sources of the Corporation.

         On March 31, 1997, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be less than 2 percent of net income when compared to stable rates.

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

         Earnings at risk is measured on both a gross and uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On March 31, 1997, the gross estimates for aggregate interest rate, foreign exchange and equity and commodity trading activities were $52 million, $2 million and $3 million, respectively. Alternately, using a statistical measure which is more likely to capture the effects of market movements, the uncorrelated estimate on March 31, 1997 for aggregate trading activities was $21 million.

         Average daily trading-related revenues in the first quarter of 1997 approximated $2 million. During the first quarter of 1997, the Corporation's trading-related activities resulted in positive daily revenues for approximately 83 percent of total trading days. In the first quarter of 1997, the standard deviation of trading-related revenues was $3 million. Using this data, one can conclude that the aggregate trading activities should not result in exposure of more than $4 million for any one day, assuming 99-percent confidence. When comparing daily earnings at risk to trading-related revenues, daily earnings at risk will average considerably more due to the assumption of no evasive actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio.

Capital

         Shareholders' equity was $20.7 billion on March 31, 1997 compared to $13.7 billion on December 31, 1996. The acquisition of Boatmen's, which resulted in the issuance of approximately 195 million shares of common stock and an increase of $9.5 billion in shareholders' equity, was the primary reason for the increase. The increase was partially offset by the repurchase of approximately 57 million shares of common stock for approximately $3.3 billion.

         Presented below are the Corporation's regulatory capital ratios on March 31, 1997 and December 31, 1996:


                                               March 31           December 31
                                                 1997                1996
-------------------------------------------------------------------------------
Risk-Based Capital Ratios
Tier 1 Capital                                     7.06%                 7.76%
Total Capital                                     11.58                 12.66

Leverage Captial Ratio                             6.19                  7.09

         The Corporation's and its significant banking subsidiaries' regulatory capital ratios on March 31, 1997 compare favorably with the regulatory minimums of 4 percent for Tier 1, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent. The Corporation and its significant banking subsidiaries were considered well-capitalized on March 31, 1997.

Part II.     Other Information

Item 6.  Exhibits and Reports on Form 8-K

             a. Exhibits

                  Exhibit 3 (ii) - Bylaws of NationsBank Corporation

                  Exhibit 11 - Earnings Per Common Share Computation

                  Exhibit 12(a) - Ratio of Earnings to Fixed Charges

                  Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred Dividends

                  Exhibit 27 - Financial Data Schedule

             b. Reports on Form 8-K

                  The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1997:

                  Current Report on Form 8-K dated December 31, 1996, and filed January 16, 1997, Items 2, 5 & 7.

                  Current Report on Form 8-K dated January 22, 1997, and filed February 3, 1997, Items 5 & 7.


                  Current Report on Form 8-K dated January 7, 1997, and filed March 28, 1997, Items 5 & 7. Item 5(a) Consolidated financial statements of Boatmen's Bancshares, Inc. for the year ended December 31, 1996. Item 5(b) Pro Forma Condensed Financial Information as of December 31, 1996 and for the year then ended and explanatory notes.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NationsBank Corporation
                                           -----------------------
                                           Registrant

Date:    May 15, 1997                      /s/      Marc D. Oken
         ------------                        ---------------------
                                             Marc D. Oken
                                             Executive Vice President
                                             and Chief Accounting Officer
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)

                             NationsBank Corporation
                                    Form 10-Q
                                Index to Exhibits


Exhibit           Description
-------           -----------

 3 (ii)           Bylaws of NationsBank Corporation

11                Earnings Per Common Share Computation

12(a)             Ratio of Earnings to Fixed Charges

12(b)             Ratio of Earnings to Fixed Charges and Preferred
                     Dividends

27                Financial Data Schedule