Form 10-Q
period 1997-06-30
NATIONSBANK CORP
filed 1997-08-14
CIK 70858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     For the quarterly period ended June 30, 1997

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


     For the transition period from ___________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On July 31, 1997, there were 711,946,957 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

June 30, 1997 Form 10-Q

Index

                                                                                      Page
                                                                                      ----
Part I. Financial Information

Item 1. Financial Statements

          Consolidated Statement of Income for the Three Months and Six Months
          Ended June 30, 1997 and 1996 .............................................    3

          Consolidated Balance Sheet on June 30, 1997 and December 31, 1996 ........    4

          Consolidated Statement of Cash Flows for the Six Months Ended
          June 30, 1997 and 1996 ...................................................    5

          Consolidated Statement of Changes in Shareholders' Equity for
          the Six Months Ended June 30, 1997 and 1996 ..............................    6

          Notes to Consolidated Financial Statements ...............................    7

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial
         Condition .................................................................   12

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders ........................   37

Item 5. Other Information ..........................................................   39

Item 6. Exhibits and Reports on Form 8-K ...........................................   39

Signature ..........................................................................   40

Index to Exhibits ..................................................................   41

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
-----------------------------------------------------------------------------------------------------
(Dollars in Millions Except Per-Share Information)
                                                              Three Months             Six Months
                                                              Ended June 30            Ended June 30
                                                       ----------------------------------------------
                                                            1997        1996         1997        1996
                                                       ----------------------------------------------
Income from Earning Assets
     Interest and fees on loans ....................   $   3,088   $   2,540    $   6,095   $   5,113
     Lease financing income ........................         100          75          198         141
     Interest and dividends on securities
         Held for investment .......................          20          49           42         107
         Available for sale ........................         352         296          703         652
     Interest and fees on loans held for sale ......          16          19           33          44
     Interest on time deposits placed and
         other short-term investments ..............          31          17           59          35
     Federal funds sold ............................           8           5           13          13
     Securities purchased under agreements to resell         161         149          344         332
     Trading account securities ....................         333         292          649         578
                                                       ----------------------------------------------
          Total income from earning assets .........       4,109       3,442        8,136       7,015
                                                       ----------------------------------------------
Interest Expense
     Deposits ......................................         995         848        1,993       1,706
     Borrowed funds ................................         524         550        1,033       1,201
     Trading account liabilities ...................         160         147          325         338
     Long-term debt ................................         442         310          847         626
                                                       ----------------------------------------------
          Total interest expense ...................       2,121       1,855        4,198       3,871
                                                       ----------------------------------------------
Net interest income ................................       1,988       1,587        3,938       3,144
Provision for credit losses ........................         190         155          380         310
                                                       ----------------------------------------------
Net credit income ..................................       1,798       1,432        3,558       2,834
Gains (losses) on sales of securities ..............          29          (6)          72           8
Noninterest income .................................       1,165         917        2,278       1,802
Other real estate owned expense ....................           4           7            2           7
Merger-related charge ..............................          --          --           --         118
Other noninterest expense ..........................       1,798       1,405        3,608       2,799
                                                       ----------------------------------------------
Income before income taxes .........................       1,190         931        2,298       1,720
Income tax expense .................................         428         326          827         602
                                                       ----------------------------------------------
Net income .........................................   $     762   $     605    $   1,471   $   1,118
                                                       ==============================================
Net income available to common shareholders ........   $     759   $     601    $   1,464   $   1,110
                                                       ==============================================
Per-share information
      Earnings per common share ....................   $    1.05   $    1.00    $    2.02   $    1.85
                                                       ==============================================
      Fully diluted earnings per common share ......   $    1.02   $     .99    $    1.96   $    1.82
                                                       ==============================================
      Dividends per common share ...................   $     .33   $     .29    $     .66   $     .58
                                                       ==============================================
Average common shares issued (in thousands) ........     720,020     600,924      725,188     600,741
                                                       ==============================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)
                                                                                                     June 30    December 31
                                                                                                       1997         1996
---------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents ..................................................................   $  10,024    $   8,933
   Time deposits placed and other short-term investments ......................................       1,524        1,843
   Securities
      Held for investment, at cost (market value - $1,549 and $2,110) .........................       1,548        2,110
      Available for sale ......................................................................      19,716       12,277
                                                                                                  ----------------------
         Total securities .....................................................................      21,264       14,387
                                                                                                  ----------------------

   Loans held for sale ........................................................................       1,447        1,215
   Federal funds sold .........................................................................         423           77
   Securities purchased under agreements to resell ............................................       8,517        6,882
   Trading account assets .....................................................................      26,952       18,689

   Loans and leases, net of unearned income ...................................................     149,320      121,583
   Factored accounts receivable ...............................................................       1,126        1,047
   Allowance for credit losses ................................................................      (2,790)      (2,315)
                                                                                                  ----------------------
         Loans, leases and factored accounts receivable, net of unearned income
            and allowance for credit losses ...................................................     147,656      120,315
                                                                                                  ----------------------

   Premises and equipment, net ................................................................       3,138        2,712
   Customers' acceptance liability ............................................................       1,158          858
   Interest receivable ........................................................................       1,540        1,159
   Mortgage servicing rights ..................................................................       1,196          946
   Goodwill ...................................................................................       7,760        1,640
   Core deposit and other intangibles .........................................................         810          390
   Other assets ...............................................................................       6,953        5,748
                                                                                                  ----------------------
                                                                                                  $ 240,362    $ 185,794
                                                                                                  ======================
Liabilities
   Deposits
      Noninterest-bearing .....................................................................   $  34,251    $  25,738
      Savings .................................................................................       9,935        8,498
      NOW and money market deposit accounts ...................................................      40,961       31,128
      Time ....................................................................................      41,181       33,081
      Foreign time ............................................................................       8,721        8,053
                                                                                                  ----------------------
         Total deposits .......................................................................     135,049      106,498
                                                                                                  ----------------------

   Federal funds purchased ....................................................................       6,116        3,536
   Securities sold under agreements to repurchase .............................................      26,976       15,842
   Trading account liabilities ................................................................      12,654       11,752
   Commercial paper ...........................................................................       2,794        2,787
   Other short-term borrowings ................................................................       2,463        1,836
   Liability to factoring clients .............................................................         593          597
   Acceptances outstanding ....................................................................       1,158          858
   Accrued expenses and other liabilities .....................................................       5,160        4,429
   Trust preferred securities .................................................................       1,955          965
   Long-term debt .............................................................................      25,474       22,985
                                                                                                  ----------------------
         Total liabilities ....................................................................     220,392      172,085
                                                                                                  ----------------------

         Contingent liabilities and other financial commitments (Note 6)

Shareholders' Equity
   Preferred stock: authorized - 45,000,000 shares; issued - 2,329,856 and 5,220,459 shares ...         101          171
   Common stock: authorized - 1,250,000,000 shares; issued - 711,403,885 and 573,492,308 shares       9,223        3,855
   Retained earnings ..........................................................................      10,656        9,673
   Other, including loan to ESOP trust ........................................................         (10)          10
                                                                                                  ----------------------
         Total shareholders' equity ...........................................................      19,970       13,709
                                                                                                  ----------------------
                                                                                                  $ 240,362    $ 185,794
                                                                                                  ======================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                                              Six Months
                                                                                                  Ended June 30
                                                                                             --------------------
                                                                                                 1997        1996
                                                                                             --------------------
Operating Activities
    Net income ...........................................................................   $  1,471    $  1,118
    Reconciliation of net income to net cash (used in) provided by operating activities
          Provision for credit losses ....................................................        380         310
          Gains on sales of securities ...................................................        (72)         (8)
          Depreciation and premises improvements amortization ............................        212         151
          Amortization of intangibles ....................................................        212          58
          Deferred income tax expense ....................................................        239          85
          Net change in trading instruments ..............................................     (7,334)     (4,759)
          Net (increase) decrease in interest receivable .................................        (89)        207
          Net decrease in interest payable ...............................................        (34)       (385)
          Net (increase) decrease in loans held for sale .................................       (232)        109
          Other operating activities .....................................................       (459)      3,167
                                                                                             --------------------
                Net cash (used in) provided by operating activities ......................     (5,706)         53
                                                                                             --------------------

Investing Activities
    Proceeds from maturities of securities held for investment ...........................        585       1,131
    Purchases of securities held for investment ..........................................       (119)         (2)
    Proceeds from sales and maturities of securities available for sale ..................     17,807      15,003
    Purchases of securities available for sale ...........................................    (13,100)     (6,180)
    Net increase in federal funds sold and securities purchased under agreements to resell     (1,534)     (1,025)
    Net decrease in time deposits placed and other short-term investments ................        115          52
    Purchases and net originations of loans and leases ...................................     (8,148)     (6,706)
    Proceeds from sales and securitizations of loans and leases ..........................      3,914       5,810
    Purchases and originations of mortgage servicing rights ..............................       (193)       (218)
    Purchases of factored accounts receivable ............................................     (3,796)     (3,684)
    Collections of factored accounts receivable ..........................................      3,707       3,597
    Net sales (purchases) of premises and equipment ......................................        118        (219)
    Proceeds from sales of other real estate owned .......................................         99          83
    Sales and acquisitions of business activities, net of cash ...........................      2,434        (155)
                                                                                             --------------------
                Net cash provided by investing activities ................................      1,889       7,487
                                                                                             --------------------

Financing Activities
    Net decrease in deposits .............................................................     (3,476)     (2,228)
    Net increase (decrease) in federal funds purchased and securities
          sold under agreements to repurchase ............................................     10,693      (7,061)
    Net decrease in other short-term borrowings and commercial paper .....................       (656)       (545)
    Proceeds from issuance of trust preferred securities .................................        990          --
    Proceeds from issuance of long-term debt .............................................      3,183       3,620
    Retirement of long-term debt .........................................................     (1,061)     (1,768)
    Proceeds from issuance of common stock ...............................................        922          57
    Cash dividends paid ..................................................................       (489)       (357)
    Common stock repurchased .............................................................     (5,118)       (157)
    Other financing activities ...........................................................        (80)          8
                                                                                             --------------------
                Net cash provided by (used in) financing activities ......................      4,908      (8,431)
                                                                                             --------------------
Net increase (decrease) in cash and cash equivalents .....................................      1,091        (891)
Cash and cash equivalents on January 1 ...................................................      8,933       8,448
                                                                                             --------------------
Cash and cash equivalents on June 30 .....................................................   $ 10,024    $  7,557
                                                                                             ====================


Loans transferred to other real estate owned amounted to $82 and $77 for the six months ended June 30, 1997 and 1996, respectively. Mortgage loans converted to mortgage-backed securities amounted to $505 and $1,640 for the six months ended June 30, 1997 and 1996, respectively.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions, Shares in Thousands)

                                                                                                                            Total
                                                                      Common Stock                                          Share-
                                                      Preferred    -----------------     Retained   Loan to                 holders'
                                                         Stock     Shares      Amount    Earnings   ESOP Trust      Other   Equity
                                                     ------------------------------------------------------------------------------
Balance on December 31, 1995 .....................   $    105     548,538    $  4,655    $  7,826   $    (63)   $    278   $ 12,801
    Net income ...................................                                          1,118                             1,118
    Cash dividends
        Common ...................................                                           (349)                             (349)
        Preferred ................................                                             (8)                               (8)
    Common stock issued under employee plans .....                  2,364          43                                 14         57
    Stock issued in acquisitions .................         73      55,436         586         192                      2        853
    Common stock repurchased .....................                 (4,220)       (157)                                         (157)
    Net change in unrealized gains/(losses)
        on securities available for sale and
        marketable equity securities .............                                                                  (298)      (298)
    Other ........................................         (2)         48           3                      7                      8
                                                     ------------------------------------------------------------------------------
Balance on June 30, 1996 .........................   $    176     602,166    $  5,130    $  8,779   $    (56)   $     (4)  $ 14,025
                                                     ==============================================================================


Balance on December 31, 1996 .....................   $    171     573,492    $  3,855    $  9,673   $    (48)   $     58   $ 13,709
    Net income ...................................                                          1,471                             1,471
    Cash dividends
        Common ...................................                                           (482)                             (482)
        Preferred ................................                                             (7)                               (7)
    Common stock issued under employee plans .....                 22,452         943                                (21)       922
    Stock issued in acquisitions .................         82     197,652       9,467                                         9,549
    Common stock repurchased .....................                (85,840)     (5,118)                                       (5,118)
    Redemption of preferred stock ................        (73)                                                                  (73)
    Conversion of preferred stock ................        (81)      3,644          81
    Net change in unrealized gains/(losses)
        on securities available for sale and
        marketable equity securities .............                                                                   (10)       (10)
    Other ........................................          2           4          (5)          1          8           3          9
                                                     ------------------------------------------------------------------------------
Balance on June 30, 1997 .........................   $    101     711,404    $  9,223    $ 10,656   $    (40)   $     30   $ 19,970
                                                     ==============================================================================


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

     On February 27, 1997, NationsBank completed a 2-for-1 split of its common stock. All prior period financial data included in this Form 10-Q has been restated to reflect the impact of the stock split.

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

     Accounting policies followed in the presentation of interim financial results are presented on pages 53, 54 and 55 of the 1996 Annual Report to Shareholders, incorporated by reference into the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, as updated by Note 1 on page 8 of the Corporation's quarterly report on Form 10-Q for March 31, 1997 and the following.

     In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income" (SFAS 130) and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Each statement is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in financial statements. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and specifies new disclosure requirements for operating segment financial information.

Note 2 - Merger-Related Activity

     On January 7, 1997, the Corporation completed the acquisition of Boatmen's Bancshares, Inc. (Boatmen's), headquartered in St. Louis, Missouri, resulting in the issuance of approximately 195 million shares of the Corporation's common stock valued at $9.4 billion and aggregate cash payments of $371 million to Boatmen's shareholders. The Corporation accounted for this acquisition as a purchase; therefore, the results of operations of Boatmen's are included in the consolidated financial statements of the Corporation from the date of acquisition. On the date of the acquisition, Boatmen's unaudited total assets and total deposits were approximately $41.2 billion and $32.0 billion, respectively.

     The following table presents condensed pro forma consolidated results of operations for the three months and six months ended June 30, 1996 as if the acquisition of Boatmen's had occurred on January 1, 1996. This information combines the historical results of operations of the Corporation and Boatmen's after the effect of purchase accounting adjustments. The cash portion of the purchase price is assumed to be 40 percent since the Corporation expects to repurchase shares of its common stock from time to time so that the pro forma impact of the Boatmen's acquisition will be the issuance of approximately 60 percent of the aggregate consideration in the Corporation's common stock and 40 percent of the aggregate consideration in cash. The actual cash election made by the Boatmen's shareholders in the transaction was approximately 4 percent. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods.

Unaudited Pro Forma Results of Operations
For the three months and six months ended June 30, 1996
(Dollars in millions, except per-share information)

                                                       Three Months   Six Months
                                                       ------------   ----------
Net interest income ..................................       $1,901       $3,761
Net income ...........................................          623        1,116
Net income available to common shareholders ..........          618        1,105

Earnings per common share ............................          .85         1.53
Fully diluted earnings per common share ..............          .84         1.51

     On June 28, 1997, the Corporation entered into an agreement to acquire Montgomery Securities (Montgomery), an investment banking and institutional brokerage firm headquartered in San Francisco, California. The purchase price will consist primarily of $840 million in cash and approximately 5.3 million unregistered shares of the Corporation's common stock for an aggregate amount of approximately $1.2 billion. As part of the agreement, the Corporation will create a $100-million pool for the long-term retention of key Montgomery non-partner personnel. The pool will be funded 50 percent by options to purchase shares of common stock of the Corporation and 50 percent by cash. Montgomery had 1996 revenues of approximately $600 million and unaudited assets of approximately $2.0 billion on June 30, 1997. The acquisition, which is subject to approval by various regulatory agencies and other customary closing conditions, will be accounted for as a purchase and is expected to close during the fourth quarter of 1997.

     On June 1, 1997, the branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 took effect, allowing banking companies to consolidate their subsidiary bank operations across state lines. Accordingly, the Corporation merged two of its banking subsidiaries, NationsBank, N.A. (South) and NationsBank, N.A., on June 1, 1997. The surviving entity of this merger was NationsBank, N.A. Between June 1, 1997 and August 15, 1997, the Corporation merged 49 other banking subsidiaries located in various states into NationsBank, N.A. As of August 15, 1997, NationsBank, N.A. had banking operations in the following states: Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Virginia and the District of Columbia. The Corporation expects to continue the consolidation of other banking subsidiaries throughout 1997 and 1998.

Note 3 - Trading Account Assets and Liabilities

     The fair values of the components of trading account assets and liabilities on June 30, 1997 and December 31, 1996 and the average fair values for the six months ended June 30, 1997 were (dollars in millions):

                                                                                                                        Average for
                                                                                                                          the Six
                                                                                              June 30      December 31  Months Ended
                                                                                                1997            1996   June 30, 1997
                                                                                              --------------------------------------
Securities owned
    U.S. Treasury securities ..........................................................        $10,906        $ 6,914        $10,780
    Securities of other U.S. Government agencies and corporations .....................          1,349          2,096          1,722
    Certificates of deposit, bankers' acceptances and commercial paper ................            571            501            584
    Corporate debt ....................................................................          3,339          1,552          1,342
    Foreign sovereign debt ............................................................          5,664          3,396          6,876
    Mortgage-backed securities ........................................................          1,455            502          1,203
    Other securities ..................................................................            361            430            313
                                                                                               -------        -------        -------
        Total securities owned ........................................................         23,645         15,391         22,820
Derivatives-dealer positions ..........................................................          3,307          3,298          4,469
                                                                                               -------        -------        -------
        Total trading account assets ..................................................        $26,952        $18,689        $27,289
                                                                                               =======        =======        =======

Short sales

    U.S. Treasury securities ..........................................................        $ 7,971        $ 7,143        $ 7,815
    Corporate debt ....................................................................            100            452            291
    Foreign sovereign debt ............................................................            703             --            872
    Other securities ..................................................................            618            309            683
                                                                                               -------        -------        -------
        Total short sales .............................................................          9,392          7,904          9,661
Derivatives-dealer positions ..........................................................          3,262          3,848          4,190
                                                                                               -------        -------        -------
        Total trading account liabilities .............................................        $12,654        $11,752        $13,851
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

Note 4 - Loans, Leases, and Factored Accounts Receivable

     The distribution of loans, leases, and factored accounts receivable on June 30, 1997 and December 31, 1996 was as follows (dollars in millions):


                                                                               June 30, 1997                     December 31, 1996
                                                                        ------------------------------------------------------------
                                                                         Amount          Percent            Amount           Percent
                                                                        ------------------------------------------------------------
Domestic
       Commercial ..........................................            $ 60,558            40.3%           $ 50,270          41.0%
       Real estate commercial ..............................               8,189             5.4               5,445           4.4
       Real estate construction ............................               3,708             2.5               2,863           2.3
                                                                        ------------------------------------------------------------
            Total commercial ...............................              72,455            48.2              58,578          47.7
                                                                        ------------------------------------------------------------
       Residential mortgage ................................              33,985            22.6              27,963          22.8
       Credit card .........................................               7,242             4.8               6,747           5.5
       Other consumer ......................................              26,374            17.5              20,595          16.8
                                                                        ------------------------------------------------------------
            Total consumer .................................              67,601            44.9              55,305          45.1
                                                                        ------------------------------------------------------------
       Lease financing .....................................               4,998             3.3               4,198           3.4
       Factored accounts receivable ........................               1,126              .8               1,047            .9
                                                                        ------------------------------------------------------------
                                                                         146,180            97.2             119,128          97.1
Foreign ....................................................               4,266             2.8               3,502           2.9
                                                                        ------------------------------------------------------------
Total loans, leases and factored
       accounts receivable, net
       of unearned income ..................................            $150,446            100.0%          $122,630         100.0%
                                                                        ===========================================================

     On June 30, 1997 the recorded investment in certain loans that were considered to be impaired was $650 million, all of which were classified as nonperforming. Impaired loans on June 30, 1997 were comprised of commercial loans of $429 million, real estate commercial loans of $206 million, and real estate construction loans of $15 million. Of these impaired loans, $516 million had a valuation allowance of $78 million and $134 million did not have a valuation allowance due primarily to the application of interest payments against book balances or charge-offs previously made with respect to these loans.

     On June 30, 1997 and December 31, 1996, nonperforming loans, including certain loans which are considered to be impaired, totaled $1.1 billion and $890 million, respectively. Other real estate owned amounted to $150 million and $153 million on June 30, 1997 and December 31, 1996, respectively.

Note 5 - Debt

     In the second quarter of 1997, the Corporation issued $185 million in long-term debt, comprised of $120 million of senior notes and $65 million of subordinated notes, with maturities ranging from 2002 to 2012. Of the $185 million issued, $146 million of fixed-rate debt was converted to floating rates through interest rate swaps at spreads ranging from 6 to 10 basis points over the three-month London interbank offered rate (LIBOR). The remaining $39 million of debt issued bears interest at spreads ranging from 3 to 7 basis points over the three-month LIBOR.

     Under the bank note program jointly maintained by NationsBank, N.A. and NationsBank of Texas, N.A., up to $9.0 billion of bank notes may be offered from time to time with fixed or floating rates and maturities from 30 days to 15 years from date of issue. On June 30, 1997, there were short-term bank notes outstanding of $1.4 billion. In addition, NationsBank of Texas, N.A. and NationsBank, N.A. had outstanding bank notes of $4.6 billion on June 30, 1997 that were classified as long-term debt.

     On April 22, 1997, one of the Corporation's grantor trust subsidiaries (Capital Trust IV) issued $500 million of Preferred Securities representing undivided beneficial interests in the assets of the respective grantor trust subsidiary. The sole assets of Capital Trust IV on June 30, 1997 were $516 million aggregate principal amount of the Corporation's Junior Subordinated Deferrable Interest Notes bearing interest at 8.25 percent due 2027. Such notes and Preferred Securities are redeemable beginning in April 2007.

     On February 3, 1997, one of the Corporation's grantor trust subsidiaries (Capital Trust III) issued $500 million of Preferred Securities representing undivided beneficial interests in the assets of the respective grantor trust subsidiary. The sole assets of Capital Trust III on June 30, 1997 were $516 million aggregate principal amount of the Corporation's Junior Subordinated Deferrable Interest Notes bearing interest at three-month LIBOR plus 55 basis points due 2027. Such notes and Preferred Securities are redeemable beginning in January 2007.

     In the fourth quarter of 1996, one of the Corporation's grantor trust subsidiaries (NB Capital Trust II) issued $365 million of Preferred Securities representing undivided beneficial interests in the assets of the respective grantor trust subsidiary. The sole assets of NB Capital Trust II on June 30, 1997 were $376 million aggregate principal amount of the Corporation's Junior Subordinated Deferrable Interest Notes bearing interest at 7.83% due 2026. Such notes and Preferred Securities are redeemable beginning in December 2006.

     In the fourth quarter of 1996, one of the Corporation's grantor trust subsidiaries (NB Capital Trust I) issued $600 million of Preferred Securities representing undivided beneficial interests in the assets of the respective grantor trust subsidiary. The sole assets of NB Capital Trust I on June 30, 1997 were $619 million aggregate principal amount of the Corporation's Junior Subordinated Deferrable Interest Notes bearing interest at 7.84% due 2026. Such notes and Preferred Securities are redeemable beginning in December 2001.

     On June 30, 1997 and December 31, 1996, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion which expire in November 1997. These lines were supported by fees paid directly by the Corporation to unaffiliated banks.

     From July 1 through August 7, 1997, the Corporation issued an additional $935 million in long-term debt, including $795 million of floating-rate senior notes and $140 million of fixed-rate subordinated notes with maturities ranging from 1999 to 2012.

     As of August 7, the Corporation had the authority to issue approximately $4.2 billion of corporate debt securities and preferred and common stock under its existing shelf registration statements and $2.8 billion of corporate debt securities under its Euro medium-term note program.

Note 6 - Commitments and Contingencies

     The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding (dollars in millions):

                                                        June 30      December 31
                                                          1997            1996
================================================================================
Commitments to extend credit
       Credit card commitments .................         $27,476         $24,255
       Other loan commitments ..................          90,409          82,506
Standby letters of credit and
       financial guarantees ....................          11,079          10,060
Commercial letters of credit ...................           1,117             761

     On June 30, 1997 and December 31, 1996, indemnified securities lending transactions totaled $5.4 billion and $7.1 billion, respectively. Collateral, with a market value of $5.5 billion and $7.2 billion for the respective periods, was obtained by the Corporation in support of these transactions.

     On June 30, 1997, the Corporation had commitments to purchase and sell when-issued securities of $5.8 billion and $5.1 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $7.4 billion each on December 31, 1996.

     See Tables 7 and 8 and the accompanying discussion in Item 2 regarding the Corporation's derivatives used for risk management purposes. See Table 9 and the accompanying discussion in Item 2 regarding the Corporation's derivative trading activities.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Earnings Review

     Table 1 presents a comparison of selected operating results for the three months and six months ended June 30, 1997 and 1996.

     Net income for the second quarter of 1997 increased 26 percent to $762 million from $605 million in the second quarter of 1996. Earnings per common share and fully diluted earnings per common share were $1.05 and $1.02, respectively, for the second quarter of 1997, compared to $1.00 and $.99 in the comparable prior year period.

     Net income for the first six months of 1997 increased 32 percent to $1.5 billion from $1.1 billion for the first six months of 1996. Earnings per common share and fully diluted earnings per common share were $2.02 and $1.96, respectively, for the six months ended June 30, 1997, compared to $1.85 and $1.82 for the comparable prior year period. Excluding a merger-related charge of $118 million ($77 million, net of tax), net income for the first six months of 1996 was $1.2 billion, earnings per common share were $1.98 and fully diluted earnings per common share were $1.95.

     For the three and six month periods ended June 30, 1997, the increases over the prior year in income, expense, and balance sheet categories were due largely to the Boatmen's acquisition but were also driven by internal growth. Other significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.

Key performance highlights for the first six months of 1997 were:

o Taxable-equivalent net interest income increased 25 percent to $4.0 billion in the first six months of 1997. Excluding the impact of the Boatmen's acquisition and securitizations, net interest income increased approximately 6 percent. The net interest yield increased to 3.86 percent compared to 3.52 percent in the first six months of 1996.

o Provision for credit losses covered net charge-offs and totaled $380 million for the first six months of 1997 compared to $310 million for the same period in 1996. Net charge-offs as a percentage of average loans, leases and factored accounts receivable remained constant at .50 percent for the first six months of 1997 and 1996 while net charge-offs totaled $368 million for the six months ended June 30, 1997 compared to $312 million for the same year-ago period. Higher net charge-offs in 1997 were primarily the result of an increase in the loans, leases, and factored accounts receivable portfolio, attributable to the Boatmen's acquisition and internal growth as well as deterioration in consumer credit quality experienced on an industry-wide basis. Higher total consumer net charge-offs were partially offset by lower net charge-offs in the commercial loan portfolio. Nonperforming assets increased to $1.3 billion on June 30, 1997 compared to $1.0 billion on December 31, 1996, due primarily to the Boatmen's acquisition, and to a lesser extent, deterioration in consumer credit quality experienced on an industry-wide basis.

o Noninterest income increased 26 percent to $2.3 billion in the first six months of 1997, driven primarily by higher deposit account service charges, asset management and fiduciary service fees, mortgage servicing and other mortgage-related income, investment banking income and credit card income. Excluding the acquisition of Boatmen's, noninterest income increased approximately 4 percent.

o Other noninterest expense increased 29 percent to $3.6 billion. Excluding the Boatmen's acquisition, noninterest expense remained essentially unchanged and the cash basis efficiency ratio decreased 70 basis points to
     54.13 for the first six months of 1997.

o Cash basis ratios, which measure operating performance excluding intangible assets and the related amortization expense, improved with cash basis fully diluted earnings per share rising 17 percent to $2.24 for the six months ended June 30, 1997 compared to the same year-ago period. For the six months ended June 30, 1997, return on average tangible common shareholders' equity increased 783 basis points to 28.41 percent.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)
                                                                                     Three Months                   Six Months
                                                                                    Ended June 30                  Ended June 30
                                                                          ---------------------------------------------------------
                                                                                 1997           1996            1997           1996
                                                                          ---------------------------------------------------------
Income Statement
   Income from earning assets .........................................   $     4,109    $     3,442     $     8,136    $     7,015
   Interest expense ...................................................         2,121          1,855           4,198          3,871
   Net interest income (taxable-equivalent) ...........................         2,017          1,611           3,995          3,195
   Net interest income ................................................         1,988          1,587           3,938          3,144
   Provision for credit losses ........................................           190            155             380            310
   Gains (losses) on sales of securities ..............................            29             (6)             72              8
   Noninterest income .................................................         1,165            917           2,278          1,802
   Other real estate owned expense ....................................             4              7               2              7
   Merger-related charge ..............................................            --             --              --            118
   Other noninterest expense ..........................................         1,798          1,405           3,608          2,799
   Income before income taxes .........................................         1,190            931           2,298          1,720
   Income tax expense .................................................           428            326             827            602
   Net income .........................................................           762            605           1,471          1,118
   Net income available to common shareholders ........................           759            601           1,464          1,110
   Net income (excluding merger-related charge) .......................           762            605           1,471          1,195
   Average common shares issued (in thousands) ........................       720,020        600,924         725,188        600,741
Per common share
   Earnings ...........................................................   $      1.05    $      1.00     $      2.02    $      1.85
   Earnings (excluding merger-related charge) .........................          1.05           1.00            2.02           1.98
   Fully diluted earnings .............................................          1.02            .99            1.96           1.82
   Fully diluted earnings (excluding merger-related charge) ...........          1.02            .99            1.96           1.95
   Cash dividends paid ................................................           .33            .29             .66            .58
   Common shareholders' equity (period-end) ...........................         27.99          23.09           27.99          23.09
Balance sheet (period-end)
   Total assets .......................................................       240,362        192,308         240,362        192,308
   Total loans, leases and factored accounts receivable,
     net of unearned income ...........................................       150,446        123,705         150,446        123,705
   Total deposits .....................................................       135,049        108,124         135,049        108,124
   Long-term debt .....................................................        25,474         20,527          25,474         20,527
   Common shareholders' equity ........................................        19,909         13,905          19,909         13,905
   Total shareholders' equity .........................................        19,970         14,025          19,970         14,025
Performance ratios
   Return on average assets ...........................................          1.27%          1.20%           1.23%          1.09%
   Return on average assets (excluding merger-related charge) .........          1.27           1.20            1.23           1.17
   Return on average common shareholders' equity (1) ..................         15.25          18.00           14.60          16.87
   Return on average common shareholders' equity (excluding
      merger-related charge) (1) ......................................         15.25          18.00           14.60          18.04
   Efficiency ratio ...................................................         56.48          55.57           57.51          56.00
   Total equity to total assets .......................................          8.31           7.29            8.31           7.29
Risk-based capital ratios (period-end)
   Tier 1 .............................................................          6.83           7.58            6.83           7.58
   Total ..............................................................         11.32          11.93           11.32          11.93
   Leverage capital ratio .............................................          6.05           6.64            6.05           6.64
Cash basis financial data (2)
   Earnings per common share ..........................................   $      1.21    $      1.05     $      2.31    $      1.95
   Earnings per common share (excluding merger-related charge) ........          1.21           1.05            2.31           2.07
   Fully diluted earnings per common share ............................          1.17           1.04            2.24           1.92
   Fully diluted earnings per common share
      (excluding merger-related charge) ...............................          1.17           1.04            2.24           2.05
   Return on average tangible assets ..................................          1.51%          1.28%           1.46%          1.16%
   Return on average tangible assets
      (excluding merger-related charge) ...............................          1.51           1.28            1.46           1.24
   Return on average tangible common shareholders' equity (1) .........         30.59          22.00           28.41          20.58
   Return on average tangible common shareholders' equity
      (excluding merger-related charge) (1) ...........................         30.59          22.00           28.41          21.93
   Efficiency ratio ...................................................         53.00          54.31           54.13          54.83
   Ending tangible equity to tangible assets ..........................          4.92           6.37            4.92           6.37
Market price per share of common stock
     Close at the end of the period ...................................   $  64  9/16    $  41  5/16    $   64  9/16   $   41  5/16
     High for the period ..............................................      70             42  5/16        70             42  5/16
     Low for the period ...............................................      54             37   3/8        48             32  3/16

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


--------------------------------------------------------------------------------
Table 2
Business Unit Summary

For the Six Months Ended June 30
(Dollars in Millions)


                                                             General Bank            Global Finance               Financial Services
                                                       -----------------------------------------------------------------------------
                                                           1997        1996        1997            1996            1997        1996
                                                       -----------------------------------------------------------------------------
Net interest income (taxable-equivalent) ...........   $  2,950    $  2,292    $    687        $    586        $    280    $    290
Noninterest income .................................      1,600       1,222         594             513              84          67
                                                       -----------------------------------------------------------------------------
     Total revenue .................................      4,550       3,514       1,281           1,099             364         357
Provision for credit losses ........................        256         216          46              17              78          77
Gains on sales of securities .......................         19           6          --              --              --          --
Other real estate owned expense(income) ............          6           6          (8)             (3)              4           5
Noninterest expense ................................      2,809       2,037         639             589             160         155
                                                       -----------------------------------------------------------------------------
Income before income taxes .........................      1,498       1,261         604             496             122         120
Income tax expense .................................        581         465         219             182              38          43
                                                       -----------------------------------------------------------------------------
Net income(1) ......................................   $    917    $    796    $    385        $    314        $     84    $     77
                                                       =============================================================================

Cash basis earnings(2) .............................   $  1,099    $    838    $    408        $    323        $     91    $     84

Net interest yield .................................       4.71%       4.79%       2.97%(4)        3.03%(4)        6.63%       7.39%

Average equity to average assets ...................       8.43        6.93        5.28            4.94           14.16       14.16

Return on average equity ...........................         16          22          17              16              13          13
Tangible return on average tangible equity(2) ......         28          27          19              17              17          17

Efficiency ratio ...................................       61.7        58.0        49.9            53.6            44.0        43.4
Cash basis efficiency ratio(2) .....................       57.7        56.8        48.1            52.8            42.0        41.5

Average(3)
     Total loans and leases, net of unearned
     Income ........................................   $ 96,837    $ 80,029    $ 42,354        $ 36,077        $  8,442    $  7,868
     Total deposits ................................    117,136      87,473       9,443           8,375              --          --
     Total assets ..................................    137,712     102,909      88,222          79,041           8,927       8,384

Period end(3)
     Total loans and leases, net of unearned
     income ........................................     97,929      79,201      43,028          35,955           8,834       8,094
     Total deposits ................................    116,303      87,148      11,842           9,343              --          --


(1) Business Unit results are presented on a fully allocated basis but do not include $85 million of net income for 1997 and $69 million of net expense for 1996, which represent earnings associated with unassigned capital, gains on sales of certain securities, merger-related charges and other corporate activities.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

(3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Units.

(4) Global Finance's net interest yield excludes the impact of trading-related activites. Including trading-related activities, the net interest yield was 1.79 percent and 1.75 percent for the first six months of 1997 and 1996, respectively.

     The General Bank and Global Finance business unit results reflect the impact of the purchase of Boatmen's, which resulted in an increase in goodwill of approximately $5.9 billion and approximately $119 million of related amortization expense on a consolidated basis for the first six months of 1997. This additional expense had an unfavorable impact on the return on average equity and efficiency ratios for both the General Bank and Global Finance in 1997. Table 2 presents information based on actual operating results including business unit earnings, the return on average equity and the efficiency ratio excluding the impact of goodwill and other intangibles and related amortization expense.

     The General Bank includes the Banking Group, which contains the retail banking network and is the service provider of banking services to the consumer sector as well as small and medium-size companies. Within the General Bank, specialized services, such as the origination and servicing of home mortgage loans, the issuance and servicing of credit cards, indirect lending, dealer finance and certain insurance services, are provided throughout the Corporation's franchise, and on a nationwide basis for certain products, through the Financial Products Group. The General Bank also contains the Asset Management Group, which includes businesses that provide full-service and discount brokerage, investment advisory and investment management services. The Private Client Group is part of the Asset Management Group and provides asset management, banking and trust services for individuals, targeting established wealth, active wealth, business owners, corporate executives, and the private foundations established by them.

     The General Bank earned $917 million in the first six months of 1997, an increase of 15 percent over the same period in 1996. The acquisition of Boatmen's accounted for a large portion of the General Bank's increased earnings over the same period last year with internal growth also contributing to the increase. Taxable-equivalent net interest income in the General Bank increased $658 million, primarily reflecting the impact of the Boatmen's acquisition and deposit expense management efforts. Excluding the impact of the Boatmen's acquisition, total loans declined compared to the same period in 1996 including decreases in consumer loans resulting from higher levels of securitizations and the sale of certain consumer loans in the third quarter of 1996.

     Noninterest income rose 31 percent in the first six months of 1997 to $1.6 billion due primarily to the Boatmen's acquisition. Excluding the impact of Boatmen's, deposit account service charges and asset management and fiduciary service fees increased 13 percent and 4 percent, respectively, with the remaining increase due to higher credit card fees. Noninterest expense increased 38 percent to $2.8 billion due primarily to the acquisition of Boatmen's, which resulted in an increase in full-time equivalent employees and additional amortization expense, with the remaining increase across most major expense categories. Excluding acquisitions, noninterest expense was virtually flat. The cash basis efficiency ratio, which was impacted by the inclusion of Boatmen's less efficient expense base and incremental funding costs, showed only a slight increase to 57.7 percent for the first six months of 1997 compared to the same period in 1996. The tangible return on average tangible equity increased approximately 100 basis points to 28 percent, the result of revenue growth which offset an increase in operating expenses and higher equity levels resulting from the Boatmen's acquisition.

     Global Finance provides comprehensive corporate and investment banking services to domestic and international customers through its Corporate Finance/Capital Markets, Specialized Lending, Real Estate, and Transaction Products units. The Global Finance group serves as a principal lender and investor as well as an advisor and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, leasing, factoring, project finance and mergers and acquisitions consulting are representative of the services provided. Global Finance is a primary dealer of U.S. Government securities and also underwrites, distributes and makes markets in high-grade and high-yield securities. Additionally, Global Finance is a market maker in derivatives products which include swap agreements, option contracts, forward settlement contracts, financial futures and other derivatives products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Finance takes positions to support client demands and its own account. Through the acquisition of Montgomery Securities, Global Finance expects to begin offering equity underwriting services as early as the fourth quarter of 1997, when the acquisition is expected to close.

     Global Finance earned $385 million in the first six months of 1997 compared to $314 million in the first six months of 1996, the result of higher levels of net interest income and noninterest income, which more than offset higher noninterest and provision expenses. Taxable-equivalent net interest income for the first six months of 1997 was $687 million compared to $586 million in the first six months of 1996 reflecting loan growth partially offset by increased funding costs and competitive pressure on commercial loan pricing.

     Noninterest income in the first six months of 1997 rose 16 percent to $594 million reflecting higher securities underwriting and other investment banking income. Noninterest expense for the period rose 8 percent to $639 million. The increase was the result of the Boatmen's acquisition and related amortization expense as well as slightly higher personnel expenses. The cash basis efficiency ratio improved 470 basis points to 48.1 percent. The tangible return on average tangible equity increased 200 basis points to 19 percent, reflecting revenue growth partially offset by higher operating expenses.

     Financial Services is primarily composed of a holding company, NationsCredit Corporation, which includes NationsCredit Consumer Corporation, primarily a consumer finance operation, and NationsCredit Commercial Corporation, primarily a commercial finance operation. NationsCredit Consumer Corporation provides personal, mortgage and automobile loans to consumers and retail finance programs to dealers. NationsCredit Commercial Corporation consists of divisions that specialize in one or more of the following commercial financing areas: equipment loans and leasing; loans for debt restructuring, mergers and acquisitions and working capital; real estate, golf/recreational and health care financing; and inventory financing to manufacturers, distributors and dealers.

     Financial Services' earnings of $84 million in the first six months of 1997 increased 9 percent over the same period in 1996. Taxable-equivalent net interest income decreased $10 million resulting from lower yields partly offset by 7-percent growth in average loans and leases. The net interest yield of 6.63 percent was down 76 basis points from 1996, due principally to increased competitive pressure. Noninterest income rose 25 percent to $84 million in the first six months in 1997, reflecting gains associated with the sale of 29 branches during the first quarter of 1997. Noninterest expense for the period increased 3 percent to $160 million leading to a cash basis efficiency ratio of
42.0 percent compared to 41.5 percent for the first six months of 1996. The tangible return on average tangible equity remained flat at 17 percent compared to the first six months of 1996.

Results of Operations

Net Interest Income

     An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters and first six months of 1997 and 1996 is presented in Tables 3 and 4, respectively.

     Taxable-equivalent net interest income increased 25 percent to $2.0 billion in the second quarter of 1997 and amounted to $4.0 billion in the first six months of 1997 compared to the same periods of 1996 due primarily to the acquisition of Boatmen's. Excluding the impact of the Boatmen's acquisition and securitizations, net interest income increased approximately 6 percent for both the second quarter and first half of 1997. Taxable-equivalent net interest income was positively impacted by the reinvestment of proceeds from the sale of low-yielding securities into higher-spread products, core loan growth and deposit expense management, which was partially offset by the impact of the sale of certain consumer loans in the third quarter of 1996 and an increased reliance on long-term debt. While securitizations lowered net interest income by $77 million in the second quarter of 1997 and $162 million in the first half of 1997, they do not significantly affect the Corporation's earnings. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income.

     Of the $672-million increase in interest income for the second quarter of 1997 compared to the same period in 1996, $583 million was due to higher average earning assets with $89 million resulting from higher yields on average earning assets. The $1.1-billion increase in interest income for the first six months of 1997 compared to the first half of 1996 was the result of a $1.0-billion increase due to higher average earning assets and $92 million resulted from higher yields on average earning assets. Interest expense increased $266 million for the second quarter of 1997, with $289 million resulting from higher levels of average interest-bearing liabilities offset by a $23-million favorable impact of lower rates paid on average interest-bearing liabilities. The $327-million increase in interest expense for the first six months of 1997 was the result of a $487-million increase from higher levels of average interest-bearing liabilities offset by the $160-million favorable impact of lower rates paid on average interest-bearing liabilities.

     The net interest yield increased 27 basis points to 3.89 percent in the second quarter of 1997 and 34 basis points to 3.86 percent in the first six months of 1997 compared to the same periods of 1996 primarily reflecting the reinvestment of proceeds from the sale of low-yielding securities into higher-spread products. The positive impact of the acquisition of Boatmen's was offset by additional funding costs related to the acquisition.

                      [This page left blank intentionally]

      Table 3
      Quarterly Taxable-Equivalent Data
      (Dollars in Millions)


                                                                   Second Quarter 1997              First Quarter 1997
                                                           -------------------------------------------------------------------------
                                                           Average                            Average
                                                           Balance     Income                 Balance     Income
                                                             Sheet      or         Yields/      Sheet        or         Yields/
                                                           Amounts    Expense       Rates     Amounts     Expense       Rates
                                                           -------    -------       -----     -------     -------       -----
  Earning assets
    Loans and leases, net of unearned income (1)
      Commercial ......................................   $ 60,133   $  1,265        8.43%   $ 59,542    $  1,229       8.38%
      Real estate commercial ..........................      8,446        191        9.09       8,646         190       8.90
      Real estate construction ........................      3,765         88        9.43       3,778          84       8.98
                                                          --------------------------------------------------------------------
          Total commercial ............................     72,344      1,544        8.56      71,966       1,503       8.47
                                                          --------------------------------------------------------------------
      Residential mortgage ............................     33,848        658        7.79      32,072         621       7.78
      Credit card .....................................      7,102        211       11.93       7,170         205      11.60
      Other consumer ..................................     26,154        628        9.61      26,872         632       9.54
                                                          --------------------------------------------------------------------
          Total consumer ..............................     67,104      1,497        8.94      66,114       1,458       8.91
                                                          --------------------------------------------------------------------
      Foreign .........................................      3,119         56        7.29       3,283          56       6.86
      Lease financing .................................      5,546        107        7.69       5,316         103       7.79
                                                          --------------------------------------------------------------------
          Total loans and leases, net .................    148,113      3,204        8.67     146,679       3,120       8.61
                                                          --------------------------------------------------------------------
   Securities
     Held for investment ..............................      1,647         24        5.94       1,920          29       6.05
     Available for sale (2) ...........................     20,851        361        6.93      20,740         356       6.89
                                                          --------------------------------------------------------------------
          Total securities ............................     22,498        385        6.86      22,660         385       6.82
                                                          --------------------------------------------------------------------
   Loans held for sale ................................        819         16        7.91       1,062          17       6.49
   Federal funds sold .................................        538          8        6.06         343           5       5.70
   Securities purchased under agreements to resell ....     10,940        161        5.91      13,027         183       5.70
   Time deposits placed and other
     short-term investments ...........................      2,303         31        5.36       2,228          28       5.11
   Trading account securities (3) .....................     22,793        333        5.84      22,848         317       5.60
                                                          --------------------------------------------------------------------
          Total earning assets (4) ....................    208,004      4,138        7.97     208,847       4,055       7.85
Cash and cash equivalents .............................      8,637                              9,178
Factored accounts receivable ..........................      1,188                              1,078
Other assets, less allowance for credit losses ........     22,679                             23,103
                                                          --------------------------------------------------------------------
         Total assets .................................   $240,508                           $242,206
                                                         =====================================================================
Interest-bearing liabilities
   Savings ............................................   $ 10,096         50        2.00    $ 10,220          53       2.10
   NOW and money market deposit accounts ..............     41,792        272        2.60      42,138         273       2.64
   Consumer CDs and IRAs ..............................     38,481        501        5.22      39,458         507       5.21
   Negotiated CDs, public funds and other time deposits      3,459         47        5.47       3,555          47       5.31
   Foreign time deposits ..............................      9,523        125        5.30       9,278         118       5.14
   Federal funds purchased ............................      3,421         48        5.64       4,469          59       5.35
   Securities sold under agreements to repurchase .....     30,196        381        5.07      29,607         358       4.90
   Commercial paper ...................................      2,956         42        5.67       3,041          41       5.53
   Other short-term borrowings ........................      2,220         53         n/m       2,711          51        n/m
   Trading account liabilities (3) ....................      9,376        160        6.85       9,949         165       6.73
   Long-term debt (5) .................................     27,260        442        6.49      25,244         405       6.50
                                                          --------------------------------------------------------------------
          Total interest-bearing liabilities (6) ......    178,780      2,121        4.76     179,670       2,077       4.68
                                                          --------------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits .......................     31,310                             30,327
   Other liabilities ..................................     10,361                             11,555
   Shareholders' equity ...............................     20,057                             20,654
                                                          --------------------------------------------------------------------
          Total liabilities and shareholders' equity ..   $240,508                           $242,206
                                                          --------------------------------------------------------------------
Net interest spread ...................................                              3.21                               3.17
Impact of noninterest-bearing sources .................                               .68                                .66
                                                          --------------------------------------------------------------------
Net interest income/yield on earning assets ...........              $  2,017       3.89%                $  1,978       3.83%
                                                         ====================================================================
n/m = not meaningful

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.

(2) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.

(3) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.

(4) Interest income includes taxable-equivalent adjustments of $29 and $28 in the second and first quarters of 1997, respectively, and $22, $21 and $24 in the fourth, third and second quarters of 1996, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $34 and $48 in the second and first quarters of 1997, respectively, and $31, $11 and $3 in the fourth, third and second quarters of 1996, respectively.

(5)  Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which (decreased) increased interest expense on the underlying linked liabilities ($11) and ($10) in the second and first quarters of 1997, respectively, and ($1), $13 and $24 in the fourth, third and second quarters of 1996, respectively.

         Fourth Quarter 1996             Third Quarter 1996                  Second Quarter 1996
------------------------------------------------------------------------------------------------------------------
  Average                            Average                            Average
  Balance     Income                 Balance     Income                 Balance     Income
   Sheet       or         Yields/      Sheet        or        Yields/     Sheet       or        Yields/
  Amounts    Expense       Rates     Amounts     Expense       Rates    Amounts    Expense       Rates
  -------    -------       -----     -------     -------       -----    -------    -------       -----
 $ 49,987   $  1,044        8.30%   $ 48,920    $  1,011       8.23%   $ 49,983   $  1,000       8.04%
    5,388        122        9.00       5,921         138       9.25       6,288        141       9.07
    3,084         67        8.74       3,195          74       9.15       3,229         71       8.83
---------------------------------------------------------------------------------------------------------
   58,459      1,233        8.39      58,036       1,223       8.38      59,500      1,212       8.19
---------------------------------------------------------------------------------------------------------
   28,174        548        7.77      27,990         545       7.77      27,728        542       7.82
    6,363        185       11.58       5,903         169      11.38       6,057        173      11.45
   20,581        503        9.69      22,026         544       9.84      23,441        578       9.93
---------------------------------------------------------------------------------------------------------
   55,118      1,236        8.93      55,919       1,258       8.97      57,226      1,293       9.07
---------------------------------------------------------------------------------------------------------
    2,701         47        6.89       2,813          46       6.59       2,746         45       6.56
    4,614         87        7.66       4,429          85       7.60       4,254         80       7.59
---------------------------------------------------------------------------------------------------------
  120,892      2,603        8.57     121,197       2,612       8.58     123,726      2,630       8.54
---------------------------------------------------------------------------------------------------------

    2,585         36        5.55       3,173          46       5.73       3,731         51       5.45
   11,540        205        7.10      16,388         273       6.66      18,328        303       6.64
---------------------------------------------------------------------------------------------------------
   14,125        241        6.82      19,561         319       6.51      22,059        354       6.44
---------------------------------------------------------------------------------------------------------
      802         15        7.31       1,025          20       7.87       1,156         19       6.49
      273          4        5.79         361           6       6.39         397          5       5.75
   12,018        158        5.21      11,828         153       5.14      12,075        149       4.99

    1,991         25        4.86       1,430          20       5.74       1,263         17       5.28
   21,148        334        6.32      18,897         314       6.60      17,912        292       6.53
---------------------------------------------------------------------------------------------------------
  171,249      3,380        7.86     174,299       3,444       7.87     178,588      3,466       7.80
    7,720                              7,597                              7,928
    1,256                              1,150                              1,124
   14,096                             14,877                             15,156
---------------------------------------------------------------------------------------------------------
 $194,321                           $197,923                           $202,796
==============================================================================================================

 $  8,607         46        2.12    $  8,798          48       2.15    $  9,336         52       2.27
   30,634        191        2.47      30,485         189       2.49      30,155        191       2.52
   30,870        405        5.22      30,092         394       5.21      29,698        389       5.28
    2,544         35        5.53       3,314          46       5.50       3,331         46       5.53
    9,139        117        5.10      10,836         145       5.31      12,867        170       5.34
    3,915         51        5.21       3,631          49       5.39       4,433         59       5.37
   25,192        330        5.22      26,309         355       5.36      28,924        391       5.44
    2,850         40        5.59       3,129          44       5.59       3,064         42       5.49
    1,971         34        6.99       2,999          51       6.76       3,968         58       5.80
    9,314        152        6.48       9,848         163       6.57       8,912        147       6.63
   22,702        367        6.53      21,067         344       6.53      19,730        310       6.30
---------------------------------------------------------------------------------------------------------
  147,738      1,768        4.77     150,508       1,828       4.84     154,418      1,855       4.83
---------------------------------------------------------------------------------------------------------

   23,971                             24,190                             24,601
    9,388                             10,092                             10,225
   13,224                             13,133                             13,552
---------------------------------------------------------------------------------------------------------
 $194,321                           $197,923                           $202,796
---------------------------------------------------------------------------------------------------------
                            3.09                               3.03                               2.97
                             .66                                .66                                .65
----------------------------------------------------------------------------------------------------------
             $ 1,612        3.75%                $ 1,616       3.69%              $  1,611        3.62%
============================================================================================================

Table 4
Six Month Taxable-Equivalent Data
(Dollars in Millions)

                                                                                            Six Months Ended June 30
                                                                       -------------------------------------------------------------
                                                                                   1997                             1996
                                                                       -------------------------------------------------------------
                                                                        Average                         Average
                                                                        Balance   Income                Balance     Income
                                                                         Sheet      or      Yields/      Sheet        or     Yields/
                                                                        Amounts   Expense    Rates      Amounts     Expense  Rates
                                                                       -------------------------------------------------------------
Earning assets
   Loans and leases, net of unearned income  (1)
     Commercial ....................................................   $ 59,840   $  2,494     8.40%   $ 49,652    $  1,987    8.05%
     Real estate commercial .......................................       8,545        381     8.99       6,531         290    8.94
     Real estate construction .....................................       3,771        172     9.21       3,191         140    8.84
                                                                       -------------------------------------------------------------
          Total commercial .........................................     72,156      3,047     8.52      59,374       2,417    8.19
                                                                       -------------------------------------------------------------
     Residential mortgage .........................................      32,965      1,279     7.78      27,540       1,076    7.82
     Credit card ...................................................      7,136        416    11.76       6,324         379   12.05
     Other consumer ................................................     26,511      1,260     9.58      23,645       1,171    9.96
                                                                       -------------------------------------------------------------
          Total consumer ...........................................     66,612      2,955     8.92      57,509       2,626    9.17
                                                                       -------------------------------------------------------------
     Foreign ......................................................       3,201        112     7.07       2,569          90    7.01
     Lease financing ..............................................       5,431        210     7.74       4,052         152    7.53
                                                                       -------------------------------------------------------------
          Total loans and leases, net ..............................    147,400      6,324     8.64     123,504       5,285    8.60
                                                                       -------------------------------------------------------------
   Securities
     Held for investment ...........................................      1,782         54     6.00       4,012         111    5.54
     Available for sale (2) ........................................     20,796        717     6.91      20,662         668    6.49
                                                                       -------------------------------------------------------------
          Total securities .........................................     22,578        771     6.84      24,674         779    6.34
                                                                       -------------------------------------------------------------
   Loans held for sale .............................................        940         33     7.11       1,243          44    7.06
   Time deposits placed and other
     short-term investments ........................................      2,266         59     5.24       1,160          35    6.02
   Federal funds sold ..............................................        441         13     5.92         461          13    5.83
   Securities purchased under agreements to resell .................     11,978        344     5.79      12,973         332    5.15
   Trading account securities (3) ..................................     22,820        649     5.72      18,062         578    6.43
                                                                       -------------------------------------------------------------
          Total earning assets (4) .................................    208,423      8,193     7.91     182,077       7,066    7.80
Cash and cash equivalents ..........................................      8,906                           7,963
Factored accounts receivable .......................................      1,133                           1,067
Other assets, less allowance for credit losses .....................     22,890                          14,600
                                                                       -------------------------------------------------------------
         Total assets ..............................................   $241,352                        $205,707
                                                                       =============================================================
Interest-bearing liabilities
   Savings .........................................................   $ 10,158        103     2.05    $  9,349         107    2.31
   NOW and money market deposit accounts ...........................     41,964        545     2.62      29,924         383    2.57
   Consumer CDs and IRAs ...........................................     38,967      1,008     5.21      29,583         786    5.35
   Negotiated CDs, public funds and other time deposits ............      3,507         94     5.39       3,302          90    5.47
   Foreign time deposits ...........................................      9,401        243     5.22      12,384         340    5.53
   Federal funds purchased .........................................      3,942        107     5.48       5,625         151    5.39
   Securities sold under agreements to repurchase ..................     29,903        739     4.98      31,315         846    5.43
   Commercial paper ................................................      2,998         83     5.60       2,943          81    5.55
   Other short-term borrowings .....................................      2,463        104      n/m       4,210         123    5.85
   Trading account liabilities (3) .................................      9,661        325     6.79      10,699         338    6.36
   Long-term debt (5) ..............................................     26,258        847     6.50      19,308         626    6.49
                                                                       -------------------------------------------------------------
          Total interest-bearing liabilities (6) ...................    179,222      4,198     4.72     158,642       3,871    4.90
                                                                       -------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits ....................................     30,821                          23,905
   Other liabilities ...............................................     10,955                           9,812
   Shareholders' equity ............................................     20,354                          13,348
                                                                       -------------------------------------------------------------
          Total liabilities and shareholders' equity ...............   $241,352                        $205,707
                                                                       -------------------------------------------------------------
Net interest spread ................................................                           3.19                            2.90
Impact of noninterest-bearing sources ..............................                            .67                             .62
                                                                       ------------------------------------------------------------
Net interest income/yield on earning assets ........................              $  3,995     3.86%               $  3,195    3.52%
                                                                       =============================================================

n/m = not meaningful

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.

(2) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.

(3) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.

(4) Interest income includes taxable-equivalent adjustments of $57 and $51 in 1997 and 1996, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying linked assets $82 and ($16) in 1997 and 1996, respectively.

(5)  Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which (decreased) increased interest expense on the underlying linked liabilities ($21) and $42 in 1997 and 1996, respectively.

     Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product and geographic concentrations.

Provision for Credit Losses

     The provision for credit losses was $190 million and $380 million in the second quarter and first half of 1997, respectively, compared to $155 million and $310 million in the comparable prior-year periods. For the second quarter and first half of 1997, the provision for credit losses covered net charge-offs of $184 million and $368 million, respectively. Higher provision expense in 1997 was due primarily to higher net charge-offs resulting from an increase in the loans, leases, and factored accounts receivable portfolio, attributable to the Boatmen's acquisition and internal growth as well as deterioration in consumer credit quality experienced on an industry-wide basis. Higher total consumer net charge-offs were partially offset by lower net charge-offs in the commercial loan portfolio. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Allowance for Credit Losses" and "Concentrations of Credit Risk" sections of the Management's Discussion and Analysis.

     Future economic conditions will impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

Gains on Sales of Securities

     Gains on the sales of securities were $72 million for the first six months of 1997 compared to $8 million in the first six months of 1996. The increase reflects the Corporation's sale of a significant portion of the Boatmen's portfolio subsequent to the acquisition date. The increase also reflects the sale of lower-yielding securities and the reinvestment of the proceeds from such sales into higher-spread products.

Noninterest Income

     As presented in Table 5, noninterest income increased to $1.2 billion and $2.3 billion in the second quarter and first six months of 1997, or 27 percent and 26 percent, respectively, reflecting the acquisition of Boatmen's and strong internal growth as described by the following:

o Service charges on deposit accounts increased 37 percent and 38 percent over the second quarter and first six months of 1996, respectively, due primarily to the acquisition of Boatmen's. Excluding the impact of the Boatmen's acquisition, service charges increased approximately 11 percent for both periods.

o Mortgage servicing and other mortgage-related income increased 16 percent to $67 million in the second quarter of 1997 and 31 percent to $137 million in the first six months of 1997 due to the acquisition of the Boatmen's mortgage servicing portfolio. Including acquisitions, the average portfolio of loans serviced increased 39 percent from $85.2 billion in the first six months of 1996 to $118.5 billion in the first six months of 1997. Mortgage loan originations through the Corporation's mortgage subsidiary increased from $6.2 billion for the first six months of 1996 to $6.4 billion for the same period in 1997. The increase in loan originations experienced in 1997 was due to the acquisition of Boatmen's. Excluding the Boatmen's acquisition, loan originations during the first half of 1997 were essentially unchanged from the same period in 1996 resulting from changes in the interest rate environment. Origination volume for the first half of 1997 consisted of approximately $3.9 billion of correspondent and wholesale loan volume and $2.5 billion of retail loan volume.

          In conducting its mortgage banking activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. The value of the Corporation's mortgage servicing rights is also affected by changes in prepayment rates. To manage risks associated with mortgage banking activities, the Corporation enters into various financial instruments including option contracts, forward delivery contracts and certain rate swaps. The contract notional amount of these instruments approximated $8.9 billion on June 30, 1997. Net unrealized losses associated with these contracts were $25 million on June 30, 1997.

------------------------------------------------------------------------------------------------------------------------------------
Table 5
Noninterest Income
(Dollars in Millions)
                                                             Three Months                          Six Months
                                                            Ended June 30         Change          Ended June 30         Change
                                                           -------------------------------------------------------------------------
                                                            1997      1996    Amount   Percent    1997     1996     Amount   Percent
                                                           -------------------------------------------------------------------------
Service charges on deposit accounts ....................   $  379     $276     $103     37.3%    $  739   $  535     $204      38.1%
                                                           -------------------------------------------------------------------------
Nondeposit-related service fees
      Safe deposit rent ................................        8        6        2     33.3         19       15        4      26.7
      Mortgage servicing and other
            mortgage-related income ....................       67       58        9     15.5        137      105       32      30.5
      Fees on factored accounts receivable .............       15       15       --       --         30       31       (1)     (3.2)
       Investment banking income .......................      114       66       48     72.7        197      165       32      19.4
       Other service fees ..............................       51       40       11     27.5        102       85       17      20.0
                                                           -------------------------------------------------------------------------
           Total nondeposit-related
                service fees ...........................      255      185       70     37.8        485      401       84      20.9
                                                           -------------------------------------------------------------------------
Asset management and fiduciary
    service fees .......................................      173      112       61     54.5        339      217      122      56.2
                                                           -------------------------------------------------------------------------
Credit card income
    Merchant discount fees .............................       --        2       (2)  (100.0)        --        6       (6)   (100.0)
    Annual credit card fees ............................        6        8       (2)   (25.0)        13       15       (2)    (13.3)
    Other credit card fees .............................       88       70       18     25.7        165      128       37      28.9
                                                           -------------------------------------------------------------------------
         Total credit card income ......................       94       80       14     17.5        178      149       29      19.5
                                                           -------------------------------------------------------------------------
Other income
    Brokerage income ...................................       39       30        9     30.0         72       58       14      24.1
    Trading account profits and fees ...................       77       82       (5)    (6.1)       174      150       24      16.0
    Bankers' acceptances and
         letters of credit fees ........................       24       15        9     60.0         44       33       11      33.3
    Insurance commissions and earnings .................       26       18        8     44.4         51       37       14      37.8
     Miscellaneous .....................................       98      119      (21)   (17.6)       196      222      (26)    (11.7)
                                                           -------------------------------------------------------------------------
        Total other income .............................      264      264       --       --        537      500       37       7.4
                                                           -------------------------------------------------------------------------
                                                           $1,165     $917     $248     27.0     $2,278   $1,802     $476      26.4
                                                           =========================================================================

------------------------------------------------------------------------------------------------------------------------------------

o Investment banking income increased 73 percent to $114 million in the second quarter of 1997 and 19 percent to $197 million for the first six months of 1997, reflecting higher securities underwriting fees and other investment banking income. For the first half of 1997 compared to the same period in 1996, higher fees were partially offset by lower gains on principal investing activities (investing in equity or equity-related transactions on behalf of clients). An analysis of investment banking income by major business activity follows (in millions):

                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        ------------------     ----------------
                                         1997       1996        1997      1996
                                        ------------------     ----------------
Syndications .........................   $ 36       $34         $ 56      $ 51
Securities underwriting ..............     34        16           59        35
Principal investment activities ......     22        10           45        59
Other ................................     22         6           37        20
                                        ------------------     ----------------
                                         $114       $66         $197      $165
                                        ==================     ================

o Asset management and fiduciary service fees increased 55 percent to $173 million in the second quarter of 1997 and 56 percent to $339 million for the first six months of 1997, reflecting the impact of the Boatmen's acquisition and internal growth of approximately 4 percent.

o Credit card income increased 18 percent to $94 million in the second quarter of 1997 and 20 percent to $178 million for the first six months of 1997 due primarily to higher fees associated with the acquisition of Boatmen's and internal growth of approximately 5 percent. Credit card income includes $8 million and $16 million from credit card securitizations for the three and six months ended June 30, 1997, respectively.

o Trading account profits and fees totaled $77 million and $174 million in the second quarter and first six months of 1997, respectively, a decrease of $5 million and an increase of $24 million, respectively, compared to the same periods in 1996.

     An analysis of trading account profits and fees by major business activity follows (in millions):

                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        ------------------     ----------------
                                         1997       1996        1997      1996
                                        ------------------     ----------------
Securities trading....................    $21       $36         $ 40      $ 46
Interest rate contracts...............     40        34           81        90
Foreign exchange contracts............     11        (2)          28        (9)
Other ................................      5        14           25        23
                                        ------------------     ----------------
                                          $77       $82         $174      $150
                                        ==================     ================

o Miscellaneous income totaled $98 million and $196 million in the second quarter and first six months of 1997, respectively, reflecting decreases of $21 million and $26 million compared to the same respective periods in 1996. Miscellaneous income includes net gains on sales of miscellaneous investments, business activities, premises, venture capital investments and other similar items.

Noninterest Expense

     As presented in Table 6, the Corporation's noninterest expense increased 28 percent and 29 percent to $1.8 billion and $3.6 billion in the second quarter and first six months of 1997, respectively, compared to the same periods of 1996. Excluding the impact of the Boatmen's acquisition and related transition expenses, noninterest expense remained essentially unchanged in the second quarter and first half of 1997 and the cash basis efficiency ratio declined 70 basis points to 54.13 percent for the first half of 1997.

     A discussion of the significant components of noninterest expense in the second quarter and first six months of 1997 follows:

o Personnel expense increased $197 million and $416 million in the second quarter and first six months of 1997, respectively, over the comparable 1996 periods, due primarily to the impact of the Boatmen's acquisition. On June 30, 1997, the Corporation had approximately 79,000 full-time equivalent employees compared to approximately 63,000 full-time equivalent employees on December 31, 1996. Excluding the impact of the Boatmen's acquisition, full-time equivalent employees at June 30, 1997 were essentially unchanged compared to December 31, 1996 levels.

o Occupancy expense increased 22 percent to $155 million in the second quarter of 1997, and 21 percent to $306 million in the first six months of 1997 compared to the same periods in 1996 due to the acquisition of Boatmen's.

------------------------------------------------------------------------------------------------------------------------------------

Table 6
Noninterest Expense
(Dollars in Millions)
                                                              Three Months                          Six Months
                                                             Ended June 30         Change           Ended June 30          Change
                                                            -----------------------------------------------------------------------
                                                             1997     1996     Amount  Percent     1997     1996     Amount  Percent
                                                            -----------------------------------------------------------------------
Personnel ...............................................   $  881   $  684     $197     28.8%    $1,762   $1,346     $416     30.9%
Occupancy, net ..........................................      155      127       28     22.0        306      254       52     20.5
Equipment ...............................................      139      110       29     26.4        294      216       78     36.1
Marketing ...............................................       75       67        8     11.9        150      134       16     11.9
Professional fees .......................................       78       64       14     21.9        153      113       40     35.4
Amortization of intangibles .............................      111       32       79    246.9        212       58      154    265.5
Credit card .............................................       17       14        3     21.4         32       31        1      3.2
Deposit insurance .......................................        5        7       (2)   (28.6)        12       14       (2)   (14.3)
Data processing .........................................       59       62       (3)    (4.8)       129      123        6      4.9
Telecommunications ......................................       54       41       13     31.7        108       82       26     31.7
Postage and courier .....................................       47       36       11     30.6         96       74       22     29.7
Other general operating .................................      120      114        6      5.3        246      262      (16)    (6.1)
General administrative and miscellaneous ................       57       47       10     21.3        108       92       16     17.4
                                                            -----------------------------------------------------------------------
                                                            $1,798   $1,405     $393     28.0     $3,608   $2,799     $809     28.9
                                                            ========================================================================

------------------------------------------------------------------------------------------------------------------------------------

o Equipment expense increased approximately $29 million and $78 million in the second quarter and first six months of 1997, respectively, compared to the same periods of 1996, reflecting the acquisition of Boatmen's as well as enhancements to computer resources throughout the Corporation and to product delivery systems, such as the Model Banking initiative, PC Banking, direct banking, and data base management.

o Professional fees increased $14 million and $40 million in the second quarter and first six months of 1997, respectively, compared to the same year-ago periods, reflecting higher consulting and technical support fees for projects to enhance revenue growth and for the development and installation of infrastructure enhancements.

o Intangibles amortization expense increased to $111 million and $212 million in the second quarter and first six months of 1997, respectively, compared to the same periods in the prior year, reflecting the impact of the Boatmen's acquisition.

o Other general operating expenses decreased $16 million for the first six months in 1997 versus the same period in 1996. Included in the 1996 year-to-date expenses was a $40-million pre-tax charge reflecting the estimated loss associated with fraudulent commercial loan transactions.

o Noninterest expense includes the cost of projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 and are included in professional, data processing, and equipment expenses. The Corporation expects to complete the Year 2000 conversion projects by the end of 1998. These costs, which are expensed as incurred, have been immaterial to date and are not expected to have a material impact on the Corporation's earnings in the future.

Income Taxes

     The Corporation's income tax expense for the second quarter and first six months of 1997 was $428 million and $827 million, respectively, for an effective tax rate of 36 percent of pretax income compared to $326 million and $602 million for the second quarter and first half of 1996, respectively, for an effective rate of 35 percent. The increase in the effective tax rate was due to the increase in non-deductible goodwill amortization resulting from the acquisition of Boatmen's.

Balance Sheet Review and Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The average balances discussed below can be derived from Table 4.

     Average customer-based funds increased $29.4 billion in the first six months of 1997 over the same period in 1996 due primarily to deposits obtained in acquisitions over the past year. As a percentage of total sources, average customer-based funds represented 52 percent in the first six months of 1997 compared to 47 percent in the first six months of 1996.

     Average market-based funds decreased $8.8 billion in the first six months of 1997 compared to the same period in 1996 and comprised a smaller portion of total sources of funds at 24 percent for the first six months of 1997 compared to 33 percent during the same period of 1996, due primarily to increases in customer-based funds resulting from the Boatmen's acquisition and long-term debt. Average long-term debt increased $7.0 billion in the first six months of 1997 over 1996 levels for the comparable period and represented 11 percent of total sources of funds compared to 9 percent during the first six months of 1996. The increase in long-term debt was the result of borrowings to fund the cash portion of the Boatmen's purchase price.

     Average loans and leases, the Corporation's primary use of funds, increased $23.9 billion during the first six months of 1997 and comprised approximately 60 percent of total uses of funds in 1997 and 1996. This increase in average loans and leases was due to the acquisition of Boatmen's and core loan growth. The ratio of average loans and leases to customer-based funds was 118 percent in the first six months of 1997 compared to 129 percent in the first six months of 1996.

     The average securities portfolio as a percentage of total uses decreased to 9 percent in the first six months of 1997 from 12 percent in the first six months of 1996, the result of management's continued focus on the reduction of low-yielding assets.

     Average other assets increased $9.2 billion in the first six months of 1997 compared to the same period in 1996 due primarily to an increase in intangible assets related to the acquisition of Boatmen's.

     Cash and cash equivalents were $10.0 billion on June 30, 1997, an increase of $1.1 billion from December 31, 1996. During the first six months of 1997, net cash used in operating activities was $5.7 billion, net cash provided by investing activities was $1.9 billion and net cash provided by financing activities was $4.9 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows in the consolidated financial statements.

     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. Management believes the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

     The following discussion provides an overview of significant on- and off-balance sheet components.

Securities

     The securities portfolio on June 30, 1997 consisted of securities held for investment totaling $1.5 billion and securities available for sale totaling $19.7 billion compared to $2.1 billion and $12.3 billion, respectively, on December 31, 1996. The increase in the available for sale portfolio from December 31, 1996 was due primarily to the addition of higher-yielding mortgage-backed securities in the first quarter of 1997.

     On June 30, 1997, the market value of the Corporation's portfolio of securities held for investment reflected net unrealized appreciation of $1 million. On December 31, 1996, the market value of securities held for investment approximated the book value of the portfolio.

     The valuation reserve for securities available for sale and marketable equity securities increased shareholders' equity by $76 million on June 30, 1997, reflecting pretax appreciation of $143 million on marketable equity securities and depreciation of $26 million on securities available for sale. The valuation reserve increased shareholders' equity by $86 million on December 31, 1996. The decrease in the valuation reserve was primarily attributable to an increase in interest rates when comparing June 30, 1997 to December 31, 1996.

     The estimated average maturities of securities held for investment and securities available for sale portfolios were 1.55 years and 6.61 years, respectively, on June 30, 1997 compared with 1.47 years and 6.91 years, respectively, on December 31, 1996.

Off-Balance Sheet

Derivatives - Asset and Liability Management Positions

     The Corporation utilizes interest rate and foreign exchange contracts in its asset and liability management (ALM) process.

     Interest rate contracts allow the Corporation to efficiently manage its interest rate risk position. The Corporation uses non-leveraged generic and basis swaps. Generic swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amounts. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. As presented in the footnotes to Tables 3 and 4, net interest receipts and payments on these contracts have been included in interest income and expense on the underlying instruments.

------------------------------------------------------------------------------------------------------------------------------------
Table 7
Asset and Liability Management Interest Rate Notional Contracts
(Dollars in Millions)

                                                             Generic                                                         Total
                                                      ----------------------                                                Interest
                                                       Receive        Pay                       Total         Option          Rate
                                                        Fixed        Fixed          Basis       Swaps        Products      Contracts
                                                      ------------------------------------------------------------------------------
Balance on December 31, 1996 ....................     $ 27,740      $  1,035      $  1,346     $ 30,121      $  6,395      $ 36,516
  Additions .....................................       10,368         1,587         1,179       13,134         3,100        16,234
  Maturities, terminations and other ............       (6,384)         (980)           --       (7,364)       (1,600)       (8,964)
                                                      ------------------------------------------------------------------------------
Balance on June 30, 1997 ........................     $ 31,724      $  1,642      $  2,525     $ 35,891      $  7,895      $ 43,786
                                                      ==============================================================================

------------------------------------------------------------------------------------------------------------------------------------

     Table 7 summarizes the notional amount and the activity of ALM interest rate contracts for the six months ended June 30, 1997. As reflected in the table, the gross notional amount of the Corporation's ALM swap program on June 30, 1997 was $35.9 billion, with the Corporation receiving fixed on $31.7 billion, primarily converting variable-rate commercial loans to fixed-rate, and receiving variable on $1.6 billion. The net receive fixed position of $30.1 billion increased from the net receive fixed position of $26.7 billion on December 31, 1996 in order to maintain the Corporation's relatively neutral posture to changes in interest rates. The net receive fixed position primarily modifies the interest rate characteristics of certain variable-rate assets.

     Table 8 summarizes the expected maturities, weighted average pay and receive rates and the unrealized gains (losses) on June 30, 1997 of the Corporation's ALM swaps. Floating rates represent the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The net unrealized depreciation of the ALM swap portfolio on June 30, 1997 was $8 million compared to unrealized appreciation of $69 million on December 31, 1996, reflecting the increase in interest rates when comparing June 30, 1997 to December 31, 1996. The amount of net realized deferred losses associated with terminated ALM swaps was $16 million on June 30, 1997.

     In its ALM process, the Corporation also utilizes interest rate option products, primarily caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Table 7 includes a summary of the notional amount and the activity of ALM interest rate option contracts for the six months ended June 30, 1997. At June 30, 1997, the Corporation had a gross notional amount of $7.9 billion in outstanding interest rate option contracts used for ALM purposes. Such instruments are primarily linked to term debt, short-term borrowings and pools of residential mortgages. Table 8 includes a summary of the expected maturities and the net unrealized loss of the Corporation's ALM option contracts. On June 30, 1997, the net unrealized depreciation of ALM option products was $3 million.

     The Corporation uses foreign currency swaps to manage the foreign exchange risk associated with foreign-denominated liabilities. At June 30, 1997, these contracts had a notional value of $542 million and reflected net unrealized depreciation of $17 million. Unrealized gains and losses associated with ALM foreign currency swaps are included as adjustments to income or expense on the linked asset or liability.

     The net unrealized depreciation in the estimated value of the ALM interest rate and foreign exchange contract portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage banking activities, see the "Noninterest Income" section of the Management's Discussion and Analysis.

------------------------------------------------------------------------------------------------------------------------------------
Table 8
Asset and Liability Management Interest Rate Contracts
June 30, 1997
(Dollars in Millions, Average Expected Maturity in Years)

                                                                        Expected Maturity
                                             ------------------------------------------------------------------------------  Average
                                   Unrealized                                                                     After     Expected
                                   Gain/(Loss)  Total       1997       1998       1999       2000       2001      2001      Maturity
                                   -------------------------------------------------------------------------------------------------
Asset Conversion Swaps
Receive fixed generic.............   $    (1)                                                                                   3.33
   Notional amount................             $25,600    $    --    $ 2,680    $ 4,310    $ 6,325    $ 8,100    $ 4,185
   Weighted average receive rate..                6.41%        --%      5.96%      6.26%      6.40%      6.57%      6.57%
   Weighted average pay rate......                5.75

Pay fixed generic.................        (9)                                                                                   2.85
                                     -------
   Notional amount................             $ 1,318    $     1    $     1    $   251    $ 1,001    $     1    $    63
   Weighted average pay rate......                6.67%      9.78%      9.78%      6.46%      6.70%      9.78%      6.95%
   Weighted average receive rate..                5.82

Total asset conversion swaps......   $   (10)
                                     =======
   Notional amount................             $26,918    $     1    $ 2,681    $ 4,561    $ 7,326    $ 8,101    $ 4,248

Liability Conversion Swaps........
Receive fixed generic.............   $     9                                                                                    6.37
   Notional amount................             $ 6,124    $    --    $    98    $   716    $   308    $ 1,436    $ 3,566
   Weighted average receive rate..                6.81%        --%      6.03%      7.27%      6.79%      6.41%      6.90%
   Weighted average pay rate......                6.06

Pay fixed generic.................        (8)                                                                                   1.77
                                     -------
   Notional amount................             $   324    $   125    $   100    $    --    $    40    $    --    $    59
   Weighted average pay rate......                8.97%     10.35%      9.31%        --%      6.53%        --%      7.16%
   Weighted average receive rate..                5.66

Total liability conversion swaps..   $     1
                                     =======
   Notional amount................             $ 6,488    $   125    $   198    $   716    $   348    $ 1,436    $ 3,625

------------------------------------------------------------------------------------------------------------------------------------

Total receive fixed swaps.........   $     8                                                                                    3.92
   Notional amount................             $31,724    $    --    $ 2,778    $ 5,026    $ 6,633    $ 9,536    $ 7,751
   Weighted average receive rate..                6.49%        --%      5.96%      6.41%      6.42%      6.54%      6.72%
   Weighted average pay rate......                5.81

Total pay fixed swaps.............       (17)                                                                                   2.64
   Notional amount................             $ 1,642    $   126    $   101    $   251    $ 1,041    $     1    $   122
   Weighted average pay rate......                7.13%     10.34%      9.31%      6.46%      6.69%      9.78%      7.05%
   Weighted average receive rate..                5.79

Basis Swaps.......................   $     1                                                                                    1.61
                                     -------
   Notional amount................             $ 2,525    $   371    $   700    $ 1,100    $   160    $    25    $   169
   Weighted average receive rate..                5.75%
   Weighted average pay rate......                5.81

Total Swaps.......................   $    (8)
                                     =======
   Notional amount................             $35,891    $   497    $ 3,579    $ 6,377    $ 7,834    $ 9,562    $ 8,042

------------------------------------------------------------------------------------------------------------------------------------
Option Products
   Notional amount................        (3)  $ 7,895    $    --    $ 2,425    $ 3,575    $    25    $   336    $ 1,534

------------------------------------------------------------------------------------------------------------------------------------

Total Interest Rate Contracts.....   $   (11)
   Notional amount................   =======   $43,786    $   497    $ 6,004    $ 9,952    $ 7,859    $ 9,898    $ 9,576

------------------------------------------------------------------------------------------------------------------------------------
On June 30, 1997, in addition to the above interest rate swaps, the Corporation had a $500 million notional receive fixed generic interest swap associated with a credit card securitization. On this position had an unrealized market value of negative $20 million, a receive rate of 5.96 percent, a pay rate of 5.94 percent and an expected maturity of 6.46 years.
------------------------------------------------------------------------------------------------------------------------------------

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

     Table 9 presents the notional or contract amounts on June 30, 1997 and December 31, 1996 and the current credit risk amounts (the net replacement cost of contracts in a gain position on June 30, 1997 and December 31, 1996) of the Corporation's derivatives-dealer positions which are primarily executed in the over-the-counter market. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in Table 9 do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements. On June 30, 1997, the credit risk associated with the Corporation's asset and liability management positions was not significant.

     In managing credit risk associated with its derivatives activities, the Corporation deals with creditworthy counterparties, primarily U.S. and foreign commercial banks, broker-dealers and corporates.

-------------------------------------------------------------------------------------

Table 9
Derivatives - Dealer Positions
(Dollars in Millions)
                                                 June 30               December 31
                                                   1997                  1996
                                          --------------------------------------------
                                           Contract/ Credit Risk Contract/ Credit Risk
                                            Notional  Amount(1)  Notional   Amount (1)
-------------------------------------------------------------------------------------

Interest Rate Contracts
   Swaps ................................   $307,581   $  1,167   $252,187   $    927
   Futures and forwards .................    112,394          6    186,333          5
   Written options ......................    336,040         --    298,594         --
   Purchased options ....................    314,564        570    294,591        561

Foreign Exchange Contracts
   Swaps ................................      1,372        100      1,303         24
   Spot, futures and forwards ...........     73,209        672     94,028      1,137
   Written options ......................     49,634         --     63,081         --
   Purchased options ....................     47,416        323     61,716        352

Commodity and Other Contracts
   Swaps ................................        823         34        812         81
   Futures and forwards .................      2,838         18      2,728         --
   Written options ......................     14,815         --     14,064         --
   Purchased options ....................     14,963        278     13,828        357
                                                       --------              --------
     Total before cross product netting .                 3,168                 3,444
                                                       --------              --------
     Cross product netting ..............                   286                   286
                                                       --------              --------
     Net replacement cost ...............              $  2,882              $  3,158
                                                       ========              ========

(1) Represents the net replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.

-------------------------------------------------------------------------------------

     A portion of the Corporation's derivatives-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk to the Corporation is minimal.

     During 1997, there were no credit losses associated with derivative transactions. In addition, on June 30, 1997, there were no nonperforming derivative positions.

Allowance for Credit Losses

     The Corporation's allowance for credit losses was $2.8 billion, or 1.85 percent of net loans, leases, and factored accounts receivable on June 30, 1997 compared to $2.3 billion, or 1.89 percent, on December 31, 1996, with the increase in the allowance attributable to the acquisition of Boatmen's. The allowance for credit losses was 250 percent of nonperforming loans on June 30, 1997 compared to 260 percent on December 31, 1996.

------------------------------------------------------------------------------------------------------------------------------------

 Table 10
 Allowance For Credit Losses
 (Dollars in Millions)

                                                                           Three Months                       Six Months
                                                                           Ended June 30                    Ended June 30
                                                                     ---------------------------------------------------------------
                                                                        1997             1996             1997            1996
                                                                     ---------------------------------------------------------------
 Beginning balance.................................................. $     2,785      $  $2,253       $     2,315      $  $2,163
                                                                     ---------------------------------------------------------------
 Loans, leases and factored accounts receivable charged off
    Commercial......................................................         (15)           (50)              (42)           (84)
    Real estate commercial..........................................         (14)           (16)              (18)           (29)
    Real estate construction........................................          (1)            (3)               (1)            (3)
                                                                     ---------------------------------------------------------------
      Total commercial..............................................         (30)           (69)              (61)          (116)
                                                                     ---------------------------------------------------------------
    Residential mortgage............................................          (3)            (2)               (7)            (6)
    Credit card.....................................................        (117)           (61)             (225)          (126)
    Other consumer..................................................         (98)           (81)             (198)          (168)
                                                                     ---------------------------------------------------------------
      Total consumer................................................        (218)          (144)             (430)          (300)
                                                                     ---------------------------------------------------------------
    Foreign.........................................................          (3)             -                (3)             -
    Lease financing.................................................          (2)            (1)               (6)            (2)
    Factored accounts receivable....................................          (6)           (10)              (10)           (16)
                                                                     ---------------------------------------------------------------
      Total loans, leases and factored accounts
        receivable charged off......................................        (259)          (224)             (510)          (434)
                                                                     ---------------------------------------------------------------

 Recoveries of loans, leases and factored accounts
    receivable previously charged off
    Commercial......................................................          17             22                35             36
    Real estate commercial..........................................           5              3                 7              6
    Real estate construction........................................           2              2                 3              2
                                                                     ---------------------------------------------------------------
      Total commercial..............................................          24             27                45             44
                                                                     ---------------------------------------------------------------
    Residential mortgage............................................           1              -                 2              1
    Credit card.....................................................          20             14                39             26
    Other consumer..................................................          27             24                52             46
                                                                     ---------------------------------------------------------------
      Total consumer................................................          48             38                93             73
                                                                     ---------------------------------------------------------------
    Foreign.........................................................           -              -                 -              -
    Lease financing.................................................           1              -                 1              -
    Factored accounts receivable....................................           2              2                 3              5
                                                                     ---------------------------------------------------------------
      Total recoveries of loans, leases and
        factored accounts receivable previously charged off.........          75             67               142            122
                                                                     ---------------------------------------------------------------
      Net charge-offs...............................................        (184)          (157)             (368)          (312)
                                                                     ---------------------------------------------------------------

 Provision for credit losses........................................         190            155               380            310
 Allowance applicable to loans of purchased companies and other.....          (1)            41               463            131
                                                                     ---------------------------------------------------------------
 Balance on June 30................................................. $     2,790      $  $2,292       $     2,790      $  $2,292
                                                                     ===============================================================

 Loans, leases and factored accounts receivable,
    net of unearned income, outstanding end of period............... $   150,446      $ 123,705       $   150,446      $ 123,705
 Allowance for credit losses as a percentage of
    loans, leases and factored accounts receivable,
    net of unearned income, outstanding end of period ..............        1.85%          1.85%             1.85%          1.85%
 Average loans, leases and factored accounts receivable,
    net of unearned income, outstanding during the period........... $   149,301      $ 124,850       $   148,533      $ 124,571
 Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
    outstanding during the period...................................         .49%           .50%              .50%           .50%
 Allowance for credit losses as a percentage of nonperforming loans.      249.66         268.34            249.66         268.34

------------------------------------------------------------------------------------------------------------------------------------

     Table 10 provides an analysis of the changes in the allowance for credit losses. During the second quarter of 1997, higher credit card net charge-offs caused most of the $27-million increase in total net charge-offs, which amounted to $184 million, or .49 percent of average loans, leases and factored accounts receivable, slightly lower than .50 percent for the same period in 1996. During the second quarter of 1997, increases in credit card and other consumer net charge-offs of $50 million and $14 million, respectively, were partially offset by a decrease of $36 million in total commercial net charge-offs when compared to 1996. Higher credit card net charge-offs were due primarily to deterioration in consumer credit quality experienced on an industry-wide basis with increases in other consumer net charge-offs related to growth in other consumer loans, primarily due to the acquisition of Boatmen's. In addition, net charge-offs increased $56 million to $368 million for the first half of 1997 compared to the same period in 1996, or .50 percent of average loans, leases, and factored accounts receivable for both 1997 and 1996 six-month periods, attributable to the factors mentioned above.

     Excluding increases that resulted from the acquisition of Boatmen's, management expects charge-offs to grow as the Corporation maintains its efforts to shift the mix of the loan portfolio to a higher consumer loan concentration. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provisions for credit losses.

Nonperforming Assets

-----------------------------------------------------------------------------------------------
Table 11
Nonperforming Assets
(Dollars in Millions)
                                                June 30   March 31   December 31   September 30  June 30
                                                  1997      1997         1996         1996         1996
                                                 -------------------------------------------------------
Nonperforming loans:
  Commercial .................................   $  429    $  398       $  342       $  413       $  388
  Real estate commercial .....................      206       162          145          165          119
  Real estate construction ...................       15        34           28           36           15
                                                 -------------------------------------------------------
    Total commercial .........................      650       594          515          614          522
                                                 -------------------------------------------------------
  Residential mortgage .......................      254       256          215          203          174
  Other consumer .............................      166       156          135          135          135
                                                 -------------------------------------------------------
    Total consumer ...........................      420       412          350          338          309
                                                 -------------------------------------------------------
  Lease financing ............................       47        45           25           32           23
                                                 -------------------------------------------------------
    Total nonperforming loans ................    1,117     1,051          890          984          854
                                                 -------------------------------------------------------

Other real estate owned ......................      150       168          153          151          138
                                                 -------------------------------------------------------

    Total nonperforming assets ...............   $1,267    $1,219       $1,043       $1,135       $  992
                                                 =======================================================

Nonperforming assets as a percentage of
  Total assets ...............................      .53%      .51%         .56%         .61%         .52%
  Loans, leases and factored accounts
    receivable, net of unearned income,
    and other real estate owned ..............      .84       .82          .85          .93          .80
Loans past due 90 days or more and
  not classified as nonperforming.............   $  315    $  320       $  245       $  201       $  153

--------------------------------------------------------------------------------------------------------

     As presented in Table 11, on June 30, 1997, nonperforming assets were $1.3 billion, or .84 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $1.0 billion, or .85 percent, on December 31, 1996. Nonperforming loans increased to $1.1 billion on June 30, 1997 from $890 million on December 31, 1996. The increase in nonperforming loans was due primarily to the acquisition of Boatmen's and, to a lesser extent, deterioration in consumer credit quality experienced on an industry-wide basis. The allowance coverage of nonperforming loans was 250 percent on June 30, 1997 compared to 260 percent on December 31, 1996.

Concentrations of Credit Risk

     In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Summarized below are areas of significant credit risk.

-------------------------------------------------------------------------------------------------

Table 12
Real Estate Commercial and Construction Loans, Other Real Estate
Owned and Other Real Estate Credit Exposures
June 30, 1997
(Dollars in Millions)
                                                  Loans (1)                            Other
                                          --------------------------                   Credit
                                          Outstanding  Nonperforming     OREO        Exposures(2)
                                          -------------------------------------------------------
By Geographic Region (3):

    Florida and Georgia .................   $2,610           $49          $30            $181
    Missouri, Kansas, Illinois, Iowa
      and Arkansas ......................    2,478            32           18             116
    Texas, Oklahoma and New Mexico ......    2,250            22            8             237
    Maryland, District of Columbia
      and Virginia ......................    1,515            69           22             334
    North Carolina and South Carolina ...    1,314            26            9              23
    Other states ........................    1,730            23            2             446
                                           --------------------------------------------------
                                           $11,897          $221          $89          $1,337
                                           ==================================================
    By Property Type:

    Apartments ..........................   $2,017           $10           $-            $619
    Residential .........................    1,797            16            7              67
    Office buildings ....................    1,707            13           14              30
    Shopping centers/retail .............    1,693            75            5             189
    Hotels ..............................      954            18            1              46
    Industrial/warehouse ................      950            16            2              19
    Land and land development ...........      782            21           40              89
    Commercial-other ....................      350            16           13             149
    Resorts/golf courses ................      297             -            -               -
    Unsecured ...........................      254             3            -              43
    Multiple use ........................      102             4            1               -
    Other ...............................      994            29            6              86
                                           --------------------------------------------------
                                           $11,897          $221          $89          $1,337
                                           ==================================================

(1) On June 30, 1997, the Corporation had unfunded binding real estate commercial and construction loan commitments.

(2)  Other credit exposures include letters of credit and loans held for sale.

(3)  Distribution based on geographic location of collateral.

-------------------------------------------------------------------------------------------------

     Real Estate - Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, OREO and other credit exposures are presented in Table 12. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.

     Total nonresidential real estate commercial and construction loans totaled $11.9 billion, or 8 percent of net loans, leases and factored accounts receivable, on June 30, 1997 compared to $8.3 billion, or 7 percent, at the end of 1996 with the increase due to the acquisition of Boatmen's. During the second quarter of 1997, the Corporation recorded real estate net charge-offs of $8 million, or .27 percent of average real estate loans, compared to net charge-offs of $14 million, or .60 percent, in the second quarter of 1996. During the first six months of 1997, the Corporation had real estate net charge-offs of $9 million, or .15 percent of average real estate loans, compared to $24 million, or .49 percent, in the first half of 1996. Real estate loans past due 90 days or more and still accruing interest were $21 million, or .18 percent of real estate loans, on June 30, 1997 and $18 million, or .22 percent, on December 31, 1996. Nonperforming real estate commercial and construction loans were $221 million on June 30, 1997 compared to $173 million on December 31, 1996 due primarily to the acquisition of Boatmen's.

     The exposures included in Table 12 do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security or as an abundance of caution and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on June 30, 1997, the Corporation had approximately $8.5 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.

     Other Industries - Table 13 presents selected industry credit exposures. Commercial loans, factored accounts receivable and lease financings are included in the table. Other credit exposures as presented include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position. Commercial loan outstandings totaled $60.6 billion, or 40 percent of net loans, leases and factored accounts receivable on June 30, 1997 and $50.3 billion, or 41 percent of net loans, leases and factored accounts receivable on December 31, 1996. Net recoveries of commercial loans totaled $2 million in the second quarter of 1997 versus net charge-offs of $28 million, or .23 percent of average loans, leases, and factored accounts receivable, in the second quarter of 1996. For the first half of 1997, the Corporation had commercial net charge-offs of $7 million, or .02 percent of average commercial loans, compared to $48 million, or .20 percent of average commercial loans, in the first half of 1996. Commercial loans past due 90 days or more and still accruing interest were $39 million, or .06 percent of commercial loans, on June 30, 1997 and $38 million, or .08 percent, on December 31, 1996. Nonperforming commercial loans were $429 million and $342 million on June 30, 1997 and December 31, 1996, respectively. The increase was primarily attributable to the acquisition of Boatmen's.

-------------------------------------------------------------------------------------------------------

Table 13
Selected Industry Credit Exposures
June 30, 1997
(Dollars in Millions)
                                       Loans, Leases and Factored Accounts
                                        Receivable, Net of Unearned Income
                                       ------------------------------------           Other
                                                                                      Credit
                                        Outstanding       Nonperforming             Exposures(1)
                                       --------------------------------------------------------
Communications .......................     $5,132              $19                      $268
Health care ..........................      4,657               15                       963
Leisure and sports ...................      4,039               51                       210
Food, including agribusiness .........      3,715               27                       351
Machinery and equipment, excluding ...
  defense ............................      3,283               13                       272
Retail ...............................      3,122              103                       728
Oil and gas ..........................      3,092               37                       591
Textiles and apparel .................      3,088               43                       506
Automotive, excluding trucking .......      2,963                7                        73
Construction .........................      2,139               25                       193
Utilities ............................      1,997                -                       262
Forest products and paper ............      1,983               11                       260
Aviation .............................      1,972               34                       255
Transportation, excluding air and
  trucking ...........................      1,870                6                        77
Computers and electronics ............      1,774                4                       132
Professional services ................      1,737                7                        98
Steel and metal ......................      1,411                7                       235
Chemicals and plastics ...............      1,365                2                       152
Education and government .............      1,153                7                     1,049
Finance companies ....................      1,083                -                       134
Banks ................................      1,021                1                     2,621
Brokers and dealers ..................        356                -                     1,042

(1) Other credit exposures include loans held for sale, letters of credit, bankers' acceptances and derivatives exposures in a gain position.

---------------------------------------------------------------------------------------------------

     Consumer - On June 30, 1997 and December 31, 1996, total consumer loan outstandings were $67.6 billion and $55.3 billion, respectively, representing 45 percent of net loans, leases and factored accounts receivable. Net charge-offs in the total consumer portfolio were $170 million, or 1.02 percent, in the second quarter of 1997 compared to $106 million, or .74 percent, in the second quarter of 1996. Consumer net charge-offs for the first six months of 1997 were $337 million, or 1.02 percent, compared to $227 million, or .79 percent, for the same period in 1996. Credit card net charge-offs caused most of the increase in total consumer net charge-offs due primarily to deterioration in consumer credit quality experienced on an industry-wide basis. Higher net charge-offs in the other consumer portfolio accounted for the rest of the increase, due to an increase in other consumer loans, primarily the result of the Boatmen's acquisition. Note 4 to the unaudited consolidated financial statements details the components of the Corporation's consumer loan portfolio. In addition to the credit card and other consumer loans reported in the financial statements, the Corporation manages credit card and consumer receivables which have been sold.

     Total average credit card receivables managed by the Card Services group (excluding private label credit cards) increased to $9.3 billion during the first six months of 1997 compared to $7.7 billion during the same year-ago period as the Corporation maintains its efforts to shift the loan portfolio mix to a higher consumer concentration. Average securitized credit card loans totaled $2.6 billion during the second quarter and first six months of 1997. During the second quarter and first six months of 1996, average securitized credit card loans were $2.2 billion and $1.7 billion, respectively. Net charge-off ratios for the managed credit card portfolio were 6.26 percent and
6.18 percent for the second quarter and first six months of 1997, respectively, and 4.36 percent and 4.08 percent for the comparable 1996 periods, reflecting deterioration in consumer credit quality experienced on an industry-wide basis.

     Total average managed other consumer loans, including direct and indirect consumer loans and home equity lines, were $28.8 billion and $29.4 billion in the second quarter and first six months of 1997, respectively, and $24.9 billion and $25.1 billion in the comparable 1996 periods. The consumer managed portfolio, which includes indirect auto loan and consumer finance securitizations, experienced net charge-offs as a percentage of average managed consumer loans of 1.08 percent and 1.12 percent in the second quarter and first six months of 1997, respectively, and .99 percent and 1.03 percent in the comparable 1996 periods.

     Total consumer loans past due 90 days or more and still accruing interest were $247 million, or .37 percent of total consumer loans on June 30, 1997 compared to $180 million, or .33 percent of total consumer loans on December 31, 1996. Total consumer nonperforming loans were $420 million and $350 million on June 30, 1997 and December 31, 1996, respectively. The increases in these categories were due to deterioration in consumer credit quality experienced on an industry-wide basis and the acquisition of Boatmen's.

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

     On June 30, 1997, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be less than 1 percent of net income when compared to stable rates.

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

     Earnings at risk is measured on both a gross and an uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On June 30, 1997, the gross estimates of potential losses with respect to interest rate, foreign exchange and equity and commodity trading activities were $64 million, $5 million and $3 million, respectively. Alternately, using a statistical measure which is more likely to capture the effects of market movements, the uncorrelated estimate on June 30, 1997 for aggregate trading activities was $25 million.

     Average daily trading-related revenues during the first six months of 1997 approximated $2 million. During the first half of 1997, the Corporation's trading-related activities resulted in positive daily revenues for approximately 81 percent of total trading days. During the first six months of 1997, the standard deviation of trading-related revenues was $3 million. Using this data, one can conclude that the aggregate trading activities should not result in exposure of more than $5 million for any one day, assuming 99-percent confidence. When comparing daily earnings at risk to trading-related revenues, daily earnings at risk will average considerably more due to the assumption of no evasive actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio.

Capital

     Shareholders' equity was $20.0 billion on June 30, 1997 compared to $13.7 billion on December 31, 1996. The acquisition of Boatmen's, which resulted in the issuance of approximately 195 million shares of common stock and an increase of $9.5 billion in shareholders' equity, was the primary reason for the increase. The increase was partially offset by the repurchase of approximately 86 million shares of common stock for approximately $5.1 billion.

     Presented below are the Corporation's regulatory capital ratios on June 30, 1997 and December 31, 1996:

                                       June 30       December 31
                                        1997            1996
================================================================
Risk-Based Capital Ratios
Tier 1 Capital .......................   6.83%           7.76%
Total Capital ........................  11.32           12.66

Leverage Capital Ratio ...............   6.05            7.09

     The Corporation's and its significant banking subsidiaries' regulatory capital ratios on June 30, 1997 exceeded the regulatory minimums of 4 percent for Tier 1 risk-based capital, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent. The Corporation and its significant banking subsidiaries were considered well-capitalized on June 30, 1997.

-----------------------------------------------------------------------------------

Table 14
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                  1997 Quarters
                                                            -----------------------
                                                              First         Second
                                                            -----------------------
Income Statement
  Income from earning assets ............................   $  4,027       $  4,109
  Interest expense ......................................      2,077          2,121
  Net interest income (taxable-equivalent) ..............      1,978          2,017
  Net interest income ...................................      1,950          1,988
  Provision for credit losses ...........................        190            190
  Gains on sales of securities ..........................         43             29
  Noninterest income ....................................      1,113          1,165
  Other real estate owned (income) expense ..............         (2)             4
  Other noninterest expense .............................      1,810          1,798
  Income before income taxes ............................      1,108          1,190
  Income tax expense ....................................        399            428
  Net income ............................................        709            762
  Net income applicable to common shareholders ..........        705            759
  Average common shares issued (in thousands) ...........    730,413        720,020
Per common share
  Earnings ..............................................   $    .97       $   1.05
  Cash dividends paid ...................................        .33            .33
  Common shareholders' equity (period-end) ..............      28.22          27.99
Balance sheet (period-end)
  Total assets ..........................................    238,958        240,362
  Total loans, leases and factored accounts receivable,
    net of unearned income ..............................    148,716        150,446
  Total deposits ........................................    136,807        135,049
  Long-term debt ........................................     25,086         25,474
  Common shareholders' equity ...........................     20,534         19,909
  Total shareholders' equity ............................     20,659         19,970
Performance ratios
  Return on average assets ..............................       1.19%          1.27%
  Return on average common shareholders' equity(1) ......      13.96          15.25
  Total equity to total assets ..........................       8.65           8.31
Risk-based capital ratios
  Tier 1 ................................................       7.06           6.83
  Total .................................................      11.58          11.32
  Leveraged capital ratio ...............................       6.19           6.05
Market price per shares of common stock
  Close at end of the period ............................    $55 1/2        $64 9/16
  High for the period ...................................     68             70
  Low for the period ....................................     48             54

(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     a. The Annual Meeting of Shareholders was held on April 23, 1997.

     b. The following are voting results on each of the matters which were submitted to the shareholders:

                                                                   Against
                                                                      or                                     Broker
                                                    For             Withheld         Abstentions             Nonvotes
                                                    ---             --------         -----------             --------
     1.    To elect 26 Directors

              Ronald W. Allen.............      628,024,477           3,590,511
              Ray C. Anderson.............      628,268,613           3,346,375
              William M. Barnhardt........      628,059,684           3,555,304
              B.A. Bridgewater, Jr........      627,598,823           4,016,165
              Thomas E. Capps.............      628,043,494           3,571,494
              Charles W. Coker............      628,115,372           3,499,616
              Thomas G. Cousins...........      628,205,625           3,409,363
              Andrew B. Craig, III .......      627,706,972           3,908,016
              Alan T. Dickson.............      628,127,304           3,487,684
              Paul Fulton.................      628,152,418           3,462,570
              Timothy L. Guzzle...........      628,235,655           3,379,333
              C. Ray Holman...............      627,942,056           3,672,932
              W. W. Johnson...............      628,169,715           3,445,273
              Hugh L. McColl, Jr..........      627,963,992           3,650,996
              Russell W. Meyer, Jr........      628,244,461           3,370,527
              John J. Murphy..............      599,003,896          32,611,092
              Richard B. Priory...........      627,909,173           3,705,815
              John C. Slane...............      575,254,053          56,360,935
              O. Temple Sloan, Jr.........      628,257,999           3,356,989
              John W. Snow................      627,952,063           3,662,925
              Meredith R. Spangler........      628,191,632           3,423,356
              Robert H. Spilman...........      628,070,339           3,544,649
              Albert E. Suter.............      628,240,824           3,374,164
              Ronald Townsend.............      627,991,221           3,623,767
              Jackie M. Ward..............      627,842,703           3,772,285
              Virgil R. Williams..........      628,214,974           3,400,014

     2.    To consider and act upon a
           proposal to approve and adopt
           an amendment to the
           NationsBank Corporation
           Executive Incentive
           Compensation Plan..............      587,934,610          34,802,133      8,878,245

                                                                   Against
                                                                      or                                     Broker
                                                    For             Withheld         Abstentions             Nonvotes
                                                    ---             --------         -----------             --------
     3.    To consider and act upon a
           proposal to ratify the action
           of the Board of Directors in
           selecting Price Waterhouse LLP
           as independent public
           accountants to audit the books
           of the Corporation and its
           subsidiaries for the current
           year...........................      627,264,776           1,233,899       3,116,313

     4.    To consider and act upon a
           shareholder proposal
           requesting that the
           Corporation change the date of
           the Annual Meeting.............       27,454,306         519,989,450      13,916,980              70,254,252

     5.    To consider and act upon a
           shareholder proposal
           requesting that the
           Corporation not increase
           salaries of executive officers
           or grant stock options to
           executive officers and
           directors in the event the
           dividend is reduced............       67,030,055         483,915,019      10,415,664              70,254,250

Item 5. Other Information

     On August 1,1997, the Registrant announced a settlement of claims brought by certain customers who bought non-depository investments from NationsSecurities and its predecessors. This comprehensive agreement resolves all customer class-action claims against NationsSecurities.
     A copy of the press release announcing this settlement agreement is filed as Exhibit 99.1 to this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

        Exhibit 3(a)  - Restated Articles of Incorporation of Registrant, as in
                        effect on the date hereof, incorporated by reference to
                        Exhibit 3.1 of Registrant's Current Report on Form 8-K dated December 31, 1996.

        Exhibit 3(b)  - Amended and Restated Bylaws of Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of Registrant's Form 10-Q dated May 15, 1997.

        Exhibit 11    - Earnings Per Common Share Computation

        Exhibit 12(a) - Ratio of Earnings to Fixed Charges

        Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred
                        Dividends

        Exhibit 27    - Financial Data Schedule

        Exhibit 99.1  - Press Release dated August 1, 1997 with respect to the
                        Registrant's settlement of claims brought by customers who bought non-depository investments from NationsSecurities and its predecessors.

     b. Reports on Form 8-K

          The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1997:

          Current Report on Form 8-K dated March 31, 1997, and filed April 21, 1997, Items 2, 5 & 7.

          Current Report on Form 8-K dated April 15, 1997, and filed April 22, 1997, Items 5 & 7.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     NationsBank Corporation
                                                --------------------------------
                                                Registrant

Date:    August 14, 1997                        /s/ Marc D. Oken
        ------------------                      ------------------------------
                                                    Marc D. Oken
                                                Executive Vice President
                                                and Chief Accounting Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                             NationsBank Corporation
                                    Form 10-Q
                                Index to Exhibits


Exhibit           Description
-------           -----------

3(a) Restated Articles of Incorporation of Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated December 31, 1996.

3(b) Amended and Restated Bylaws of Registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of Registrant's Form 10-Q dated May 15, 1997.

11    Earnings Per Common Share Computation

12(a) Ratio of Earnings to Fixed Charges

12(b) Ratio of Earnings to Fixed Charges and Preferred Dividends

27    Financial Data Schedule

99.1  Press Release dated August 1, 1997 with respect to the
      Registrant's settlement of claims brought by customers who bought non-depository investments from NationsSecurities and its predecessors.