Form 10-Q
period 1997-09-30
NATIONSBANK CORP
filed 1997-11-14
CIK 70858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934, AS AMENDED


     For the quarterly period ended September 30, 1997
                                    -------------------

                                       OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


     For the transition period from _____________ to ____________________

                          Commission file number 1-6523

                             NationsBank Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                          56-0906609
  ----------------------------                                ----------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          NationsBank Corporate Center, Charlotte, North Carolina 28255
-------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (704) 386-5000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    ------

On October 31, 1997, there were 711,148,401 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

September 30, 1997 Form 10-Q

Index


                                                                                                               Page
                                                                                                               ----
Part I.  Financial Information

Item 1.  Financial Statements

             Consolidated Statement of Income for the Three Months and Nine Months
             Ended September 30, 1997 and 1996 .................................................................  3

             Consolidated Balance Sheet on September 30, 1997 and December 31, 1996 ............................  4

             Consolidated Statement of Cash Flows for the Nine Months Ended
             September 30, 1997 and 1996 .......................................................................  5

             Consolidated Statement of Changes in Shareholders' Equity for
             the Nine Months Ended September 30, 1997 and 1996 .................................................  6

             Notes to Consolidated Financial Statements ........................................................  7

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial
         Condition ............................................................................................. 13

Part II.     Other Information

Item 2.      Changes in Securities and Use of Proceeds ......................................................... 38

Item 6.      Exhibits and Reports on Form 8-K .................................................................. 38

Signature ...................................................................................................... 40

Index to Exhibits .............................................................................................. 41

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
--------------------------------------------------------------------------------
(Dollars in Millions Except Per-Share Information)

                                                                          Three Months                    Nine Months
                                                                       Ended September 30             Ended September 30
                                                                   --------------------------------------------------------
                                                                      1997           1996           1997              1996
                                                                   --------------------------------------------------------
Income from Earning Assets
     Interest and fees on loans .................................. $  3,052        $  2,521        $  9,147        $  7,634
     Lease financing income ......................................      106              78             304             219
     Interest and dividends on securities
         Held for investment .....................................       22              44              64             151
         Available for sale ......................................      415             268           1,118             920
     Interest and fees on loans held for sale ....................       24              20              57              64
     Interest on time deposits placed and
         other short-term investments ............................       26              20              85              55
     Federal funds sold ..........................................        6               6              19              19
     Securities purchased under agreements to resell .............      152             153             496             485
     Trading account securities ..................................      352             313           1,001             891
                                                                   --------------------------------------------------------
          Total income from earning assets .......................    4,155           3,423          12,291          10,438
                                                                   --------------------------------------------------------
Interest Expense
     Deposits ....................................................      980             822           2,973           2,528
     Borrowed funds ..............................................      571             499           1,604           1,700
     Trading account liabilities .................................      163             163             488             501
     Long-term debt ..............................................      469             344           1,316             970
                                                                   --------------------------------------------------------
          Total interest expense .................................    2,183           1,828           6,381           5,699
                                                                   --------------------------------------------------------
Net interest income ..............................................    1,972           1,595           5,910           4,739
Provision for credit losses ......................................      190             145             570             455
                                                                   --------------------------------------------------------
Net credit income ................................................    1,782           1,450           5,340           4,284
Gains on sales of securities .....................................       19              26              91              34
Noninterest income ...............................................    1,224             886           3,502           2,688
Other real estate owned expense ..................................        5               6               7              13
Merger-related charge ............................................       --              --              --             118
Other noninterest expense ........................................    1,788           1,400           5,396           4,199
                                                                   --------------------------------------------------------
Income before income taxes .......................................    1,232             956           3,530           2,676
Income tax expense ...............................................      444             331           1,271             933
                                                                   --------------------------------------------------------
Net income ....................................................... $    788        $    625        $  2,259        $  1,743
                                                                   ========================================================
Net income available to common shareholders ...................... $    786        $    622        $  2,250        $  1,732
                                                                   ========================================================
Per-share information
      Earnings per common share .................................. $   1.11        $   1.06        $   3.13        $   2.91
                                                                   ========================================================
      Fully diluted earnings per common share .................... $   1.08        $   1.05        $   3.04        $   2.87
                                                                   ========================================================
      Dividends per common share ................................. $    .33        $    .29        $    .99        $    .87
                                                                   ========================================================
Average common shares issued (in thousands) ......................  708,278         585,266         719,489         595,545
                                                                   ========================================================


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)
                                                                                                   September 30       December 31
                                                                                                       1997              1996
---------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents .....................................................................     $   9,273       $   8,933
   Time deposits placed and other short-term investments .........................................         2,070           1,843
   Securities
      Held for investment, at cost (market value - $1,306 and $2,110) ............................         1,301           2,110
      Available for sale .........................................................................        34,239          12,277
                                                                                                 --------------------------------
         Total securities ........................................................................        35,540          14,387
                                                                                                 --------------------------------

   Loans held for sale ...........................................................................         2,654           1,215
   Federal funds sold ............................................................................           152              77
   Securities purchased under agreements to resell ...............................................         9,149           6,882
   Trading account assets ........................................................................        24,259          18,689

   Loans and leases, net of unearned income ......................................................       138,352         121,583
   Factored accounts receivable ..................................................................         1,230           1,047
   Allowance for credit losses ...................................................................        (2,783)         (2,315)
                                                                                                 --------------------------------
         Loans, leases and factored accounts receivable, net of unearned income
            and allowance for credit losses ......................................................       136,799         120,315
                                                                                                 --------------------------------

   Premises and equipment, net ...................................................................         3,144           2,712
   Customers' acceptance liability ...............................................................         1,179             858
   Interest receivable ...........................................................................         1,576           1,159
   Mortgage servicing rights .....................................................................         1,186             946
   Goodwill ......................................................................................         7,619           1,640
   Core deposit and other intangibles ............................................................           785             390
   Other assets .................................................................................          7,052           5,748
                                                                                                 --------------------------------
                                                                                                       $ 242,437       $ 185,794
                                                                                                 ================================
Liabilities
   Deposits
      Noninterest-bearing ........................................................................     $  33,010       $  25,738
      Savings ....................................................................................         9,533           8,498
      NOW and money market deposit accounts ......................................................        40,141          31,128
      Time .......................................................................................        39,876          33,081
      Foreign time ...............................................................................         7,887           8,053
                                                                                                 --------------------------------
         Total deposits ..........................................................................       130,447         106,498
                                                                                                 --------------------------------

   Federal funds purchased .......................................................................         4,731           3,536
   Securities sold under agreements to repurchase ................................................        35,017          15,842
   Trading account liabilities ...................................................................        13,033          11,752
   Commercial paper ..............................................................................         2,510           2,787
   Other short-term borrowings ...................................................................         1,519           1,836
   Liability to factoring clients ................................................................           685             597
   Acceptances outstanding .......................................................................         1,179             858
   Accrued expenses and other liabilities ........................................................         4,799           4,429
   Trust preferred securities ....................................................................         1,955             965
   Long-term debt ................................................................................        26,245          22,985
                                                                                                 --------------------------------
         Total liabilities .......................................................................       222,120         172,085
                                                                                                 --------------------------------

         Contingent liabilities and other financial commitments (Note 6)

Shareholders' Equity
   Preferred stock: authorized - 45,000,000 shares; issued - 2,222,190 and 5,220,459 shares ......            95             171
   Common stock: authorized - 1,250,000,000 shares; issued - 705,347,889 and 573,492,308 shares ..         8,833           3,855
   Retained earnings .............................................................................        11,209           9,673
   Other, including loan to ESOP trust ...........................................................           180              10
                                                                                                 --------------------------------
         Total shareholders' equity ..............................................................        20,317          13,709
                                                                                                 --------------------------------
                                                                                                       $ 242,437       $ 185,794
                                                                                                 ================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                                                     Nine Months
                                                                                                       Ended September 30
                                                                                                ---------------------------------
                                                                                                       1997             1996
                                                                                                ---------------------------------
Operating Activities
    Net income ..............................................................................   $         2,259     $      1,743
    Reconciliation of net income to net cash (used in) provided by operating activities
          Provision for credit losses ......................................................                570              455
          Gains on sales of securities .....................................................                (91)             (34)
          Depreciation and premises improvements amortization ..............................                316              231
          Amortization of intangibles ......................................................                323               91
          Deferred income tax expense ......................................................                343              128
          Net change in trading instruments ................................................             (4,260)          (3,365)
          Net (increase) decrease in interest receivable ...................................               (125)             471
          Net decrease in interest payable .................................................                (35)            (480)
          Net (increase) decrease in loans held for sale ...................................             (1,439)             529
          Other operating activities .......................................................               (823)           1,599
                                                                                                ---------------------------------
                Net cash (used in) provided by operating activities ........................             (2,962)           1,368
                                                                                                ---------------------------------


Investing Activities
    Proceeds from maturities of securities held for investment .............................                836            1,398
    Purchases of securities held for investment ............................................               (121)              (5)
    Proceeds from sales and maturities of securities available for sale ....................             23,887           23,142
    Purchases of securities available for sale .............................................            (26,854)          (8,831)
    Net increase in federal funds sold and securities purchased under agreements to resell .             (1,896)          (1,153)
    Net increase in time deposits placed and other short-term investments ..................               (431)            (275)
    Purchases and net originations of loans and leases .....................................            (11,460)         (10,314)
    Proceeds from sales and securitizations of loans and leases ............................             11,313           10,647
    Purchases and originations of mortgage servicing rights ................................               (247)            (332)
    Purchases of factored accounts receivable ..............................................             (5,939)          (5,802)
    Collections of factored accounts receivable ............................................              5,740            5,525
    Net sales (purchases) of premises and equipment ........................................                  6             (305)
    Proceeds from sales of other real estate owned .........................................                135              112
    Sales and acquisitions of business activities, net of cash .............................              2,383              442
                                                                                                ---------------------------------
                Net cash (used in) provided by investing activities ........................             (2,648)          14,249
                                                                                                ---------------------------------


Financing Activities
    Net decrease in deposits ...............................................................             (8,002)          (4,986)
    Net increase (decrease) in federal funds purchased and securities
          sold under agreements to repurchase ..............................................             17,348           (9,399)
    Net decrease in other short-term borrowings and commercial paper .......................             (1,884)          (2,371)
    Proceeds from issuance of trust preferred securities ...................................                990                -
    Proceeds from issuance of long-term debt ...............................................              4,582            6,163
    Retirement of long-term debt ...........................................................             (1,673)          (2,807)
    Proceeds from issuance of common stock .................................................              1,182               74
    Cash dividends paid ....................................................................               (723)            (529)
    Common stock repurchased ...............................................................             (5,769)          (1,345)
    Other financing activities .............................................................               (101)               1
                                                                                                ---------------------------------
                Net cash provided by (used in) financing activities ........................              5,950          (15,199)
                                                                                                ---------------------------------
Net increase in cash and cash equivalents ..................................................                340              418
Cash and cash equivalents on January 1 .....................................................              8,933            8,448
                                                                                                ---------------------------------
Cash and cash equivalents on September 30 ..................................................    $         9,273     $      8,866
                                                                                                =================================
Loans transferred to other real estate owned amounted to $132 and $101 for the nine months ended September 30, 1997 and 1996, respectively. Loans securitized and retained in the securities portfolio amounted to $7,040 and $3,459 for the nine months ended September 30, 1997 and 1996, respectively.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
--------------------------------------------------------------------------------
(Dollars in Millions, Shares in Thousands)

                                                                                                                            Total
                                                                 Common Stock                                               Share-
                                              Preferred    -------------------------   Retained     Loan to                holders'
                                                Stock        Shares         Amount     Earnings    ESOP Trust   Other      Equity
                                             ---------------------------------------------------------------------------------------
Balance on December 31, 1995 ................$     105         548,538   $     4,655   $  7,826    $  (63)   $      278   $  12,801
   Net income ...............................                                             1,743                               1,743
   Cash dividends
     Common .................................                                              (518)                               (518)
     Preferred ..............................                                               (11)                                (11)
   Common stock issued under employee plans..                    2,888            54                                 20          74
   Stock issued in acquisitions .............       73          55,436           586        192                       2         853
   Common stock repurchased .................                  (30,796)       (1,345)                                        (1,345)
   Net change in unrealized gains (losses)
     on securities available for sale and
     marketable equity securities ...........                                                                      (306)       (306)
   Other ....................................       (4)            158             6          3         7             1          13
                                             ---------------------------------------------------------------------------------------
Balance on September 30, 1996 ...............$     174         576,224   $     3,956   $  9,235    $  (56)   $       (5)  $  13,304
                                             =======================================================================================


Balance on December 31, 1996 ................$     171         573,492   $     3,855   $  9,673    $  (48)   $       58   $  13,709
   Net income ...............................                                             2,259                               2,259
   Cash dividends
     Common .................................                                              (714)                               (714)
     Preferred ..............................                                                (9)                                 (9)
   Common stock issued under employee plans..                   26,233         1,200                                (18)      1,182
   Stock issued in acquisitions .............       82         197,652         9,467                                          9,549
   Common stock repurchased .................                  (95,862)       (5,769)                                        (5,769)
   Redemption of preferred stock ............      (73)                                                                         (73)
   Conversion of preferred stock ............      (85)          3,822            85
   Net change in unrealized gains (losses)...
     on securities available for sale and
     marketable equity securities ...........                                                                       176         176
   Other ....................................                       11            (5)                   8             4           7
                                             ---------------------------------------------------------------------------------------

Balance on September 30, 1997 ...............$      95         705,348   $     8,833   $ 11,209    $  (40)   $      220   $  20,317
                                             =======================================================================================


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

     Accounting policies followed in the presentation of interim financial results are presented on pages 53, 54 and 55 of the 1996 Annual Report to Shareholders, incorporated by reference into the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, as updated by Note 1 on page 7 of the Corporation's quarterly report on Form 10-Q for June 30, 1997.

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

     The following table presents condensed pro forma consolidated results of operations for the three months and nine months ended September 30, 1996 as if the acquisition of Boatmen's had occurred on January 1, 1996. This information combines the historical results of operations of the Corporation and Boatmen's after the effect of purchase accounting adjustments. Estimates of purchase accounting adjustments are based on information available at this time. The cash portion of the purchase price is assumed to be 35 percent, reflecting the Corporation's repurchase of approximately 65 million shares of its common stock through August 1997. The actual cash election made by the Boatmen's shareholders in the transaction was approximately 4 percent with the remaining 96 percent of the aggregate consideration being paid in the Corporation's common stock. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods.

Unaudited Pro Forma Results of Operations
For the three months and nine months ended September 30, 1996
(Dollars in millions, except per-share information)

                                                  Three Months     Nine Months
Net interest income ...........................         $1,910          $5,679
Net income ....................................            624           1,751
Net income available to common shareholders ...            620           1,735

Earnings per common share .....................            .86            2.38
Fully diluted earnings per common share .......            .85            2.35


     On October 1, 1997, the Corporation completed its acquisition of Montgomery Securities (Montgomery), an investment banking and institutional brokerage firm headquartered in San Francisco, California. The purchase price consisted of $840 million in cash and approximately 5.3 million unregistered shares of the Corporation's common stock for an aggregate purchase price of approximately $1.2 billion. Montgomery had 1996 revenues of approximately $600 million and total assets of approximately $3.0 billion on the date of acquisition. The acquisition was accounted for as a purchase.

     On August 29, 1997, the Corporation announced that it had reached a definitive agreement to merge with Barnett Banks, Inc. (Barnett), a multi-bank holding company headquartered in Jacksonville, Florida (the merger). The merger, which is expected to close in the first quarter of 1998, is subject to the approval of the shareholders of the Corporation and of Barnett, as well as certain regulatory authorities. Pursuant to the agreement, the Corporation will issue 1.1875 shares of its common stock for each outstanding share of Barnett common stock. Approximately 245 million shares will be issued in the transaction, which will be accounted for as a pooling of interests. On September 30, 1997, Barnett's total assets, total deposits and shareholder's equity were $43.2 billion, $32.9 billion and $3.6 billion, respectively.

     On June 1, 1997, the branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Act) took effect, allowing banking companies to consolidate their subsidiary bank operations across state lines. Pursuant to the provisions of the Act, the Corporation now operates its primary banking subsidiaries under three main charters: NationsBank, N.A., NationsBank of Texas, N.A. and NationsBank of Delaware, N.A., which operates the Corporation's credit card business. The Corporation expects to continue the consolidation of other banking subsidiaries throughout 1997 and 1998.

Note 3 - Trading Account Assets and Liabilities

     The fair values of the components of trading account assets and liabilities on September 30, 1997 and December 31, 1996 and the average fair values for the nine months ended September 30, 1997 were (dollars in millions):

                                                                                                               Average for
                                                                                                                 the Nine
                                                                             September 30      December 31     Months Ended
                                                                                 1997             1996       September 30, 1997
                                                                                 ----             ----       ------------------
Securities owned
    U.S. Treasury securities .............................................      $ 8,363          $ 6,914          $10,979
    Securities of other U.S. Government agencies and corporations ........        1,360            2,096            1,493
    Certificates of deposit, bankers' acceptances and commercial paper ...          749              501              617
    Corporate debt .......................................................        1,721            1,552            1,639
    Foreign sovereign debt ...............................................        5,967            3,396            6,300
    Mortage-backed securities ............................................        2,232              502            1,398
    Other securities .....................................................          352              430              327
                                                                                -------          -------          -------
        Total securities owned ...........................................       20,744           15,391           22,753
Derivatives-dealer positions .............................................        3,515            3,298            4,292
                                                                                -------          -------          -------
        Total trading account assets .....................................      $24,259          $18,689          $27,045
                                                                                =======          =======          =======

Short sales
    U.S. Treasury securities .............................................      $ 7,861          $ 7,143          $ 8,123
    Corporate debt .......................................................          466              452              249
    Foreign sovereign debt ...............................................          784               --              830
    Other securities .....................................................          713              309              651
                                                                                -------          -------          -------
        Total short sales ................................................        9,824            7,904            9,853
Derivatives-dealer positions .............................................        3,209            3,848            3,904
                                                                                -------          -------          -------
        Total trading account liabilities ................................      $13,033          $11,752          $13,757
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

Note 4 - Loans, Leases, and Factored Accounts Receivable

         The distribution of loans, leases, and factored accounts receivable on September 30, 1997 and December 31, 1996 was as follows (dollars in millions):

                                               September 30, 1997                December 31, 1996
                                          -------------------------------------------------------------
                                            Amount             Percent        Amount            Percent
                                          -------------------------------------------------------------
Domestic
     Commercial .......................    $ 57,084              40.9%       $ 50,270              41.0%
     Real estate commercial ...........       7,334               5.2           5,445               4.4
     Real estate construction .........       3,897               2.8           2,863               2.3
                                          -------------------------------------------------------------
          Total commercial ............      68,315              48.9          58,578              47.7
                                           ------------------------------------------------------------
     Residential mortgage .............      27,678              19.8          27,963              22.8
     Credit card ......................       6,482               4.7           6,747               5.5
     Other consumer ...................      26,683              19.1          20,595              16.8
                                          -------------------------------------------------------------
          Total consumer ..............      60,843              43.6          55,305              45.1
                                           ------------------------------------------------------------
     Lease financing ..................       5,062               3.6           4,198               3.4
     Factored accounts receivable .....       1,230               0.9           1,047               0.9
                                           ------------------------------------------------------------
                                            135,450              97.0         119,128              97.1
Foreign ...............................       4,132               3.0           3,502               2.9
                                           ------------------------------------------------------------
Total loans, leases and factored
     accounts receivable, net
     of unearned income ...............    $139,582             100.0%       $122,630             100.0%
                                           ============================================================


     On September 30, 1997, the recorded investment in certain loans that were considered to be impaired was $594 million, all of which were classified as nonperforming. Impaired loans on September 30, 1997 were comprised of commercial loans of $371 million, real estate commercial of $205 million, and real estate construction of $18 million. Of these impaired loans, $427 million had a valuation allowance of $78 million and $167 million did not have a valuation allowance due primarily to the application of interest payments against book balances or write-downs previously made with respect to these loans.

     On September 30, 1997 and December 31, 1996, nonperforming loans, including certain loans which are considered to be impaired, totaled $1.1 billion and $890 million, respectively. Other real estate owned amounted to $160 million and $153 million on September 30, 1997 and December 31, 1996, respectively.

     In the third quarter of 1997, the Corporation securitized $4.2 billion of commercial loans comprised of two series of $2.1 billion each. The bonds are backed by investment and near-investment grade commercial loans. Series 1997-1 matures in 2000 and was priced at a weighted average of 13 basis points over the three-month London interbank offered rate (LIBOR). Series 1997-2 matures in 2002 and was priced at a weighted average of 16 basis points over three-month LIBOR.

     Approximately $4.5 billion of 5, 7, 10 and 15 year residential mortgage loans were securitized and retained in the securities portfolio through one transaction that occurred during the third quarter of 1997. Also securitized through several transactions during the first nine months of 1997 was approximately $3.0 billion of residential mortgage loans with approximately $2.5 billion of these loans retained in the securities portfolio.

Note 5 - Debt

     In the third quarter of 1997, the Corporation issued $1.2 billion in long-term debt, comprised of $1.0 billion of senior notes and $200 million of subordinated notes, with maturities ranging from 1999 to 2012. Of the $1.2 billion issued, $300 million of fixed-rate debt was converted to floating rates through interest rate swaps at spreads ranging from 2 basis points below three-month LIBOR to 14 basis points over three-month LIBOR. The remaining $900 million of debt issued bears interest at spreads ranging from 1 basis point below three-month LIBOR to 18.5 basis points over three-month LIBOR.

     Under the bank note program jointly maintained by NationsBank, N.A. and NationsBank of Texas, N.A., up to $9.0 billion of bank notes may be offered from time to time with fixed or floating rates and maturities from 30 days to 15 years from date of issue. On September 30, 1997, there were short-term bank notes outstanding of $118 million. In addition, NationsBank of Texas, N.A. and NationsBank, N.A. had outstanding bank notes of $4.3 billion on September 30, 1997 that were classified as long-term debt.

     Since October 1996, the Corporation formed four wholly owned grantor trusts (Capital Trusts I, II, III and IV) to issue preferred securities and to invest the proceeds of such preferred securities into notes of the Corporation. The sole assets of each of the Capital Trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such Capital Trusts. The terms of the preferred securities as of September 30, 1997 are summarized as follows (dollars in millions):

                                            Capital Trust I       Capital Trust II       Capital Trust III      Capital Trust IV
                                                (Issued                (Issued                (Issued                (Issued
                                            December 1996)         December 1996)         February 1997)           April 1997)
                                          -----------------------------------------------------------------------------------------
Face amount issued .......................           $600                   $365                   $500                   $500
Aggregate principal amount of the Notes ..            619                    376                    516                    516
Interest rate                                        7.84%                  7.83%           3-mo. LIBOR                   8.25%
                                                                                               +55 bps
Redeemable ...............................  December 2001          December 2006           January 2007             April 2007
Maturity .................................  December 2026          December 2026           January 2027             April 2027


     On September 30, 1997, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion of which $1.0 billion expires in October 1998 and $500 million expires in October 2002. These lines were supported by fees paid directly by the Corporation to unaffiliated banks.

     As of November 6, the Corporation had the authority to issue approximately $4.1 billion of corporate debt securities and preferred and common stock under its existing shelf registration statements and $2.7 billion of corporate debt securities under its Euro medium-term note program.

Note 6 - Commitments and Contingencies

     The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding (dollars in millions):


                                               September 30        December 31
                                                   1997               1996
================================================================================
Commitments to extend credit
       Credit card commitments ..........   $         27,220    $        24,255
       Other loan commitments ...........            100,216             82,506
Standby letters of credit and
       financial guarantees .............             10,825             10,060
Commercial letters of credit ............                900                761


     On September 30, 1997 and December 31, 1996, indemnified securities lending transactions totaled $2.2 billion and $7.1 billion, respectively. Collateral, with a market value of $2.3 billion and $7.2 billion for the respective periods, was obtained by the Corporation in support of these transactions.

     On September 30, 1997, the Corporation had commitments to purchase and sell when-issued securities of $6.1 billion and $5.2 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $7.4 billion each on December 31, 1996.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The Corporation's September 30, 1997 report on Form 10-Q contains certain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Users of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report as well as those in the Corporation's most recent report on Form 10-K. The Corporation undertakes no obligation to update any forward-looking statements made. Certain factors that may cause actual results to differ materially from the forward-looking statements include: interest rate, market and monetary fluctuations, monetary and fiscal policies and laws, inflation, general economic conditions, competition and economic conditions in the geographic regions and industries in which the Corporation operates, introduction and acceptance of new products and enhancements, mergers and acquisitions and their integration into the Corporation, and management's ability to manage these and other risks.

Earnings Review

     Table 1 presents a comparison of selected operating results for the three months and nine months ended September 30, 1997 and 1996.

     Net income for the third quarter of 1997 increased 26 percent to $788 million from $625 million in the third quarter of 1996. Earnings per common share and fully diluted earnings per common share were $1.11 and $1.08, respectively, for the third quarter of 1997, compared to $1.06 and $1.05 in the comparable prior year period.

     Net income for the first nine months of 1997 increased 30 percent to $2.3 billion from $1.7 billion for the first nine months of 1996. Earnings per common share and fully diluted earnings per common share were $3.13 and $3.04, respectively, for the nine months ended September 30, 1997, compared to $2.91 and $2.87 for the comparable prior year period. Excluding a merger-related charge of $118 million ($77 million, net of tax), net income for the first nine months of 1996 was $1.8 billion, earnings per common share were $3.04 and fully diluted earnings per common share were $3.00.

     For the three and nine month periods ended September 30, 1997, the increases over the prior year in income, expense, and balance sheet categories were due largely to the Boatmen's acquisition while income and most balance sheet categories were also impacted by internal growth. Other significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.

Key performance highlights for the first nine months of 1997 were:

o Taxable-equivalent net interest income increased 25 percent to $6.0 billion in the first nine months of 1997. Excluding the impact of the Boatmen's acquisition, loan sales and securitizations, net interest income increased approximately 6 percent. The net interest yield increased to 3.84 percent compared to 3.58 percent in the first nine months of 1996.

o The provision for credit losses covered net charge-offs and totaled $570 million for the first nine months of 1997 compared to $455 million for the same period in 1996. Net charge-offs as a percentage of average loans, leases and factored accounts receivable increased slightly to .51 percent for the first nine months of 1997 compared to .48 percent for the same period in 1996, while net charge-offs totaled $567 million for the nine months ended September 30, 1997 compared to $447 million for the same year-ago period. Higher net charge-offs for the nine months ended September 30, 1997 were primarily the result of an increase in the average loans, leases, and factored accounts receivable portfolio, attributable to both the Boatmen's acquisition and internal growth as well as deterioration in consumer credit quality experienced on an industry-wide basis. Higher total consumer net charge-offs were partially offset by lower net charge-offs in the commercial loan portfolio. Nonperforming assets increased to $1.3 billion on September 30, 1997 compared to $1.0 billion on December 31, 1996, due primarily to the Boatmen's acquisition, and to a lesser extent, deterioration in consumer credit quality experienced on an industry-wide basis.

Table 1
Selected Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                                     Three Months                 Nine Months
                                                                                  Ended September 30          Ended September 30
                                                                              -----------------------------------------------------
                                                                                  1997           1996          1997         1996
                                                                              -----------------------------------------------------
Income Statement
   Income from earning assets ............................................... $   4,155      $   3,423      $  12,291     $  10,438
   Interest expense .........................................................     2,183          1,828          6,381         5,699
   Net interest income (taxable-equivalent) .................................     2,001          1,616          5,996         4,811
   Net interest income ......................................................     1,972          1,595          5,910         4,739
   Provision for credit losses ..............................................       190            145            570           455
   Gains on sales of securities .............................................        19             26             91            34
   Noninterest income .......................................................     1,224            886          3,502         2,688
   Other real estate owned expense ..........................................         5              6              7            13
   Merger-related charge ....................................................        --             --             --           118
   Other noninterest expense ................................................     1,788          1,400          5,396         4,199
   Income before income taxes ...............................................     1,232            956          3,530         2,676
   Income tax expense .......................................................       444            331          1,271           933
   Net income ...............................................................       788            625          2,259         1,743
   Net income available to common shareholders ..............................       786            622          2,250         1,732
   Net income (excluding merger-related charge) .............................       788            625          2,259         1,820
   Average common shares issued (in thousands) ..............................   708,278        585,266        719,489       595,545
Per common share
   Earnings ................................................................. $    1.11      $    1.06      $    3.13     $    2.91
   Earnings (excluding merger-related charge) ...............................      1.11           1.06           3.13          3.04
   Fully diluted earnings ...................................................      1.08           1.05           3.04          2.87
   Fully diluted earnings (excluding merger-related charge) .................      1.08           1.05           3.04          3.00
   Cash dividends paid ......................................................       .33            .29            .99           .87
   Common shareholders' equity (period-end) .................................     28.73          22.88          28.73         22.88
Balance sheet (period-end)
   Total assets .............................................................   242,437        187,671        242,437       187,671
   Total loans, leases and factored accounts receivable,
     net of unearned income .................................................   139,582        122,078        139,582       122,078
   Total deposits ...........................................................   130,447        108,132        130,447       108,132
   Long-term debt ...........................................................    26,245         22,034         26,245        22,034
   Common shareholders' equity ..............................................    20,262         13,186         20,262        13,186
   Total shareholders' equity ...............................................    20,317         13,304         20,317        13,304
Performance ratios
   Return on average assets .................................................      1.29%          1.26%          1.25%         1.15%
   Return on average assets (excluding merger-related charge) ...............      1.29           1.26           1.25          1.20
   Return on average common shareholders' equity (1) ........................     15.91          19.00          15.03         17.58
   Return on average common shareholders' equity
     (excluding merger-related charge) (1) ..................................     15.91          19.00          15.03         18.36
   Efficiency ratio .........................................................     55.47          55.92          56.82         55.97
   Total equity to total assets .............................................      8.38           7.09           8.38          7.09
Risk-based capital ratios (period-end)
   Tier 1 ...................................................................      7.00           7.05           7.00          7.05
   Total ....................................................................     11.56          12.05          11.56         12.05
   Leverage capital ratio ...................................................      6.16           6.30           6.16          6.30
Cash basis financial data (2)
   Earnings per common share ................................................ $    1.27      $    1.12      $    3.58     $    3.06
   Earnings per common share (excluding merger-related charge) ..............      1.27           1.12           3.58          3.19
   Fully diluted earnings per common share ..................................      1.23           1.11           3.48          3.02
   Fully diluted earnings per common share (excluding merger-related charge)       1.23           1.11           3.48          3.15
   Return on average tangible assets ........................................      1.53%          1.34%          1.48%         1.22%
   Return on average tangible assets (excluding merger-related charge) ......      1.53           1.34           1.48          1.27
   Return on average tangible common shareholders' equity (1) ...............     31.96          23.56          29.55         21.56
   Return on average tangible common shareholders' equity
     (excluding merger-related charge) (1)...................................     31.96          23.56          29.55         22.46
   Efficiency ratio .........................................................     52.04          54.63          53.42         54.75
   Ending tangible equity to tangible assets ................................      5.09           6.09           5.09          6.09
Market price per share of common stock
     Close at the end of the period ......................................... $ 61  7/8      $43  7/16      $61   7/8     $ 43 7/16
     High for the period ....................................................  71 11/16       47  1/16       71 11/16       47 1/16
     Low for the period .....................................................   56  5/8       38  3/16       48             32 3/16

(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

o Noninterest income increased 30 percent to $3.5 billion in the first nine months of 1997. This growth was attributable to higher levels of income from virtually all areas, including service charges on deposit accounts, asset management and fiduciary service fees, trading account profits and fees, investment banking income and a gain on the sale of an out-of-market credit card portfolio. Excluding the acquisition of Boatmen's, noninterest income increased approximately 8 percent.

o Other noninterest expense increased 29 percent to $5.4 billion. Excluding the Boatmen's acquisition and related transition expenses, noninterest expense remained essentially unchanged.

o Cash basis ratios, which measure operating performance excluding intangible assets and the related amortization expense, improved with cash basis fully diluted earnings per share rising 15 percent to $3.48 for the nine months ended September 30, 1997 compared to $3.02 for the same year-ago period. For the nine months ended September 30, 1997, return on average tangible common shareholders' equity increased 799 basis points to 29.55 percent compared to 21.56 percent for the same year-ago period. The cash basis efficiency ratio improved to 53.42 percent for the first nine months of 1997, a decrease of 133 basis points.

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

     The General Bank and Global Finance business unit results reflect the impact of the purchase of Boatmen's, which resulted in an increase in goodwill of approximately $5.9 billion and approximately $173 million of related amortization expense on a consolidated basis for the first nine months of 1997. This additional expense had an unfavorable impact on the return on average equity and efficiency ratios for both the General Bank and Global Finance in 1997. Table 2 presents information based on actual operating results including business unit earnings, the return on average equity and the efficiency ratio excluding the impact of goodwill and other intangibles and related amortization expense.

     The General Bank includes the Banking Group, which contains the retail banking network and is the service provider to the consumer sector as well as small and medium-size companies. Within the General Bank, specialized services are provided throughout the Corporation's franchise, which include the origination and servicing of home mortgage loans, the issuance and servicing of credit cards, indirect lending, dealer finance and certain insurance services. In addition, certain products are provided by the Financial Products Group on a nationwide basis. The General Bank also contains the Asset Management Group, which includes businesses that provide full-service and discount brokerage, investment advisory and investment management services. The Private Client Group is part of the Asset Management Group and provides asset management, banking and trust services for individuals, targeting established wealth, active wealth, business owners, corporate executives, and the private foundations established by them.

     The General Bank earned $1.4 billion in the first nine months of 1997, an increase of 19 percent over the same period in 1996. The acquisition of Boatmen's accounted for a large portion of the General Bank's increased earnings over the same period last year with internal growth also contributing to the increase. Taxable-equivalent net interest income in the General Bank increased $969 million, primarily reflecting the impact of the Boatmen's acquisition and deposit expense management efforts. The net interest yield improved 24 basis points in the first nine months of 1997, reflecting higher yields from the loan portfolio and deposit expense management efforts. Excluding the impact of the Boatmen's acquisition, total loans declined from the same period in 1996, attributable to $7.5 billion of mortgage loan securitizations during the first nine months of 1997.

     Noninterest income in the General Bank rose 35 percent in the first nine months of 1997 to $2.5 billion due to higher service charges on deposit accounts, asset management and fiduciary service fees and credit card income, attributable primarily to the acquisition of Boatmen's but also reflecting the impact of internal growth of approximately 13 percent for service charges on deposit accounts and approximately 5 percent for credit card income. Higher deposit account service charges were the result of changes in deposit pricing throughout the NationsBank franchise. Also contributing to the increase was a gain on the sale of a $306-million out-of-market credit card portfolio during the third quarter of 1997. Noninterest expense increased 36 percent to $4.2 billion due primarily to the acquisition of Boatmen's, which resulted in an increase in full-time equivalent employees and additional amortization expense, with the remaining increase across most major expense categories. Excluding the Boatmen's acquisition, noninterest expense was virtually flat. The cash basis efficiency ratio was 56.5 percent, an improvement of 100 basis points over the first nine months of 1996. The tangible return on average tangible equity increased approximately 300 basis points to 29 percent, the result of revenue growth which offset an increase in operating expenses and higher equity levels resulting from the Boatmen's acquisition.

Table 2
Business Unit Summary
For the Nine Months Ended September 30
(Dollars in Millions)

                                                          General Bank            Global Finance             Financial Services
                                                     ------------------------------------------------------------------------------
                                                       1997        1996        1997            1996           1997         1996
                                                     ------------------------------------------------------------------------------
Net interest income (taxable-equivalent) .........   $  4,413    $  3,444    $  1,047        $    898        $    428    $    430
Noninterest income ...............................      2,526       1,872         862             726             110          91
                                                     ------------------------------------------------------------------------------
    Total revenue ................................      6,939       5,316       1,909           1,624             538         521
Provision for credit losses ......................        402         313          52              40             116         102
Gains on sales of securities .....................         27          23           2              --              --          --
Other real estate owned expense (income) .........         10          11          (9)             (4)              6           7
Noninterest expense ..............................      4,203       3,086         953             878             240         232
                                                     ------------------------------------------------------------------------------
Income before income taxes .......................      2,351       1,929         915             710             176         180
Income tax expense ...............................        904         710         334             261              57          59
                                                     ------------------------------------------------------------------------------
Net income (1) ...................................   $  1,447    $  1,219    $    581        $    449        $    119    $    121
                                                     ==============================================================================

Cash basis earnings (2) ..........................   $  1,726    $  1,248    $    615        $    452        $    129    $    131

Net interest yield ...............................       4.97%       4.73%       2.97%(4)        3.15%(4)        6.66%       7.22%

Average equity to average assets .................       8.97        6.87        5.34            4.92           14.28       14.22

Return on average equity .........................         17          23          16              16              12          14
Tangible return on average tangible equity (2) ...         29          26          19              17              16          18

Efficiency ratio .................................       60.6        58.1        49.9            54.1            44.6        44.5
Cash basis efficiency ratio (2) ..................       56.5        57.5        48.2            53.9            42.8        42.6

Average (3)
    Total loans and leases, net of unearned income   $ 96,156    $ 79,372    $ 42,749        $ 35,984        $  8,528    $  7,935
    Total deposits ...............................    115,537      87,650       9,769           8,342              --          --
    Total assets .................................    129,087     103,898      88,571          78,550           9,005       8,451

Period end (3)
    Total loans and leases, net of unearned income     90,287      76,752      40,337          36,447           9,160       8,207
    Total deposits ...............................    116,529      89,015      10,626           9,312              --          --

(1) Business Unit results are presented on a fully allocated basis but do not include $108 million of net income for 1997 and $45 million of net expense for 1996, which represent earnings associated with unassigned capital, gains on sales of certain securities, merger-related charges and other corporate activities.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

(3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Units.

(4) Global Finance's net interest yield excludes the impact of trading-related activities. Including trading-related activities, the net interest yield was 1.80 percent and 1.78 percent for the first nine months of 1997 and 1996, respectively.


     Global Finance provides comprehensive corporate and investment banking services to domestic and international customers through its Corporate Finance/Capital Markets, Specialized Lending, Real Estate, and Transaction Products units. The Global Finance group serves as a principal lender and investor as well as an advisor and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, leasing, factoring, project finance and mergers and acquisitions consulting are representative of the services provided. Global Finance is a primary dealer of U.S. Government securities and also underwrites, distributes and makes markets in high-grade and high-yield securities. Additionally, Global Finance is a market maker in derivatives products which include swap agreements, option contracts, forward settlement contracts, financial futures and other derivatives products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Finance takes positions to support client demands and its own account. Through the acquisition of Montgomery, which closed on October 1, 1997, Global Finance began offering equity underwriting services.

     Global Finance earned $581 million in the first nine months of 1997 compared to $449 million in the first nine months of 1996, the result of higher levels of net interest income and noninterest income, which more than offset higher noninterest and provision expenses. Taxable-equivalent net interest income for the first nine months of 1997 was $1.0 billion compared to $898 million in the first nine months of 1996 reflecting loan growth partially offset by increased funding costs and competitive pressure on commercial loan pricing. The Global Finance loan portfolio increased $3.9 billion to $40.3 billion on September 30, 1997 over September 30, 1996 levels as the result of core loan growth and the acquisition of Boatmen's. This increase was net of the securitization of $4.2 billion of commercial loans as discussed in Note 4.

     Noninterest income in the first nine months of 1997 rose 19 percent to $862 million reflecting higher securities underwriting and other investment banking income. Noninterest expense for the period rose 9 percent to $953 million, the result of the Boatmen's acquisition and related amortization expense as well as higher personnel expenses. Excluding the impact of the Boatmen's acquisition, noninterest expense was essentially unchanged. The cash basis efficiency ratio improved 570 basis points to 48.2 percent. The tangible return on average tangible equity increased approximately 200 basis points to 19 percent, reflecting revenue growth partially offset by higher operating expenses.

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

     Financial Services' earnings of $119 million in the first nine months of 1997 were flat in comparison to the same period in 1996. Taxable-equivalent net interest income decreased $2 million resulting from lower yields partly offset by 7-percent growth in average loans and leases. The net interest yield of 6.66 percent was down 56 basis points from 1996 due principally to increased competitive pressure on loan pricing. Noninterest income rose 21 percent to $110 million in the first nine months of 1997. The increase reflected gains associated with the sale of 29 branches during the first quarter of 1997. Noninterest expense for the period increased 3 percent to $240 million while the cash basis efficiency ratio remained essentially unchanged at 42.8 percent. The tangible return on average tangible equity decreased to 16 percent for the first nine months of 1997 compared to 18 percent for the same period in 1996, the result of flat earnings on a higher equity base.

Results of Operations

Net Interest Income

     An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters and first nine months of 1997 and 1996 is presented in Tables 3 and 4, respectively.

     Taxable-equivalent net interest income increased approximately 24 percent to $2.0 billion in the third quarter of 1997 and amounted to $6.0 billion in the first nine months of 1997 compared to $1.6 billion and $4.8 billion for the same respective 1996 periods. The increases were due primarily to the acquisition of Boatmen's. Excluding the impact of the Boatmen's acquisition, loan sales and

Table 3
Quarterly Taxable-Equivalent Data
(Dollars in Millions)

                                                                   Third Quarter 1997               Second Quarter 1997
                                                          --------------------------------   -------------------------------
                                                            Average                           Average
                                                            Balance     Income                Balance      Income
                                                             Sheet        or       Yields/     Sheet         or       Yields/
                                                            Amounts     Expense     Rates     Amounts      Expense     Rates
                                                            -------     -------     -----     -------      -------     -----
Earning assets
   Loans and leases, net of unearned income (1)
      Commercial ......................................   $  59,826    $   1,258     8.34%   $  60,133    $   1,265    8.43%
      Real estate commercial ..........................       7,747          172     8.82        8,446          191    9.09
      Real estate construction ........................       3,731           83     8.81        3,765           88    9.43
                                                          ------------------------------------------------------------------
          Total commercial ............................      71,304        1,513     8.42       72,344        1,544    8.56
                                                          ------------------------------------------------------------------
      Residential mortgage ............................      32,318          635     7.84       33,848          658    7.79
      Credit card .....................................       6,841          209    12.10        7,102          211   11.93
      Other consumer ..................................      26,482          640     9.60       26,154          628    9.61
                                                          ------------------------------------------------------------------
          Total consumer ..............................      65,641        1,484     9.00       67,104        1,497    8.94
                                                          ------------------------------------------------------------------
      Foreign .........................................       3,770           66     6.89        3,119           56    7.29
      Lease financing .................................       5,821          112     7.68        5,546          107    7.69
                                                          ------------------------------------------------------------------
          Total loans and leases, net .................     146,536        3,175     8.61      148,113        3,204    8.67
                                                          ------------------------------------------------------------------
   Securities
     Held for investment ..............................       1,424           22     6.23        1,647           24    5.94
     Available for sale (2) ...........................      24,625          427     6.92       20,851          361    6.93
                                                          ------------------------------------------------------------------
          Total securities ............................      26,049          449     6.88       22,498          385    6.86
                                                          ------------------------------------------------------------------
   Loans held for sale ................................       1,253           24     7.40          819           16    7.91
   Federal funds sold .................................         408            6     5.94          538            8    6.06
   Securities purchased under agreements to resell ....      11,060          152     5.45       10,940          161    5.91
   Time deposits placed and other
     short-term investments ...........................       1,755           26     5.93        2,303           31    5.36
   Trading account securities (3) .....................      22,617          352     6.21       22,793          333    5.84
                                                          ------------------------------------------------------------------
          Total earning assets (4) ....................     209,678        4,184     7.93      208,004        4,138    7.97
Cash and cash equivalents .............................       8,552                              8,637
Factored accounts receivable ..........................       1,199                              1,188
Other assets, less allowance for credit losses ........      22,438                             22,679
                                                          ------------------------------------------------------------------
         Total assets .................................   $ 241,867                          $ 240,508
                                                          ------------------------------------------------------------------
Interest-bearing liabilities
   Savings ............................................   $   9,754           49     1.98    $  10,096           50    2.00
   NOW and money market deposit accounts ..............      40,665          262     2.55       41,792          272    2.60
   Consumer CDs and IRAs ..............................      37,549          493     5.21       38,481          501    5.22
   Negotiated CDs, public funds and other time deposits       3,114           43     5.54        3,459           47    5.47
   Foreign time deposits ..............................       9,668          133     5.43        9,523          125    5.30
   Federal funds purchased ............................       3,615           53     5.81        3,421           48    5.64
   Securities sold under agreements to repurchase .....      31,937          420     5.22       30,196          381    5.07
   Commercial paper ...................................       2,951           43     5.72        2,956           42    5.67
   Other short-term borrowings ........................       1,801           55      n/m        2,220           53     n/m
   Trading account liabilities (3) ....................      10,231          163     6.30        9,376          160    6.85
   Long-term debt (5) .................................      28,416          469     6.60       27,260          442    6.49
                                                          ------------------------------------------------------------------
          Total interest-bearing liabilities (6) ......     179,701        2,183     4.83      178,780        2,121    4.76
                                                          ------------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits .......................      31,901                             31,310
   Other liabilities ..................................      10,587                             10,361
   Shareholders' equity ...............................      19,678                             20,057
                                                          ------------------------------------------------------------------
          Total liabilities and shareholders' equity ..   $ 241,867                          $ 240,508
                                                          ------------------------------------------------------------------
Net interest spread ...................................                              3.10                              3.21
Impact of noninterest-bearing sources .................                               .70                               .68
                                                          ------------------------------------------------------------------
Net interest income/yield on earning assets ...........                $   2,001     3.80%                 $  2,017    3.89%
                                                          ------------------------------------------------------------------

      n/m= not meaningful

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

(4) Interest income includes taxable-equivalent adjustments of $29, $29 and $28 in the third, second and first quarters of 1997, respectively, and $22 and $21 in the fourth and third quarters of 1996, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $25, $34 and $48 in the third, second and first quarters of 1997, respectively, and $31 and $11 in the fourth and third quarters of 1996, respectively.

(5)  Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which (decreased) increased interest expense on the underlying linked liabilities ($8), ($11) and ($10) in the third, second and first quarters of 1997, respectively, and ($1) and $13 in the fourth and third quarters of 1996, respectively.

          First Quarter 1997               Fourth Quarter 1996                Third Quarter 1996
--------------------------------   -------------------------------    -------------------------------
  Average                           Average                            Average
  Balance     Income                Balance      Income                Balance      Income
   Sheet        or       Yields/     Sheet         or       Yields/     Sheet         or       Yields/
  Amounts     Expense     Rates     Amounts      Expense     Rates     Amounts      Expense     Rates
  -------     -------     -----     -------      -------     -----     -------      -------     -----
  $ 59,542    $ 1,229      8.38%   $  49,987     $ 1,044     8.30%    $  48,920     $ 1,011      8.23%
     8,646        190      8.90        5,388         122     9.00         5,921         138      9.25
     3,778         84      8.98        3,084          67     8.74         3,195          74      9.15
 -------------------------------------------------------------------------------------------------------
    71,966      1,503      8.47       58,459       1,233     8.39        58,036       1,223      8.38
 -------------------------------------------------------------------------------------------------------
    32,072        621      7.78       28,174         548     7.77        27,990         545      7.77
     7,170        205     11.60        6,363         185    11.58         5,903         169     11.38
    26,872        632      9.54       20,581         503     9.69        22,026         544      9.84
 -------------------------------------------------------------------------------------------------------
    66,114      1,458      8.91       55,118       1,236     8.93        55,919       1,258      8.97
 -------------------------------------------------------------------------------------------------------
     3,283         56      6.86        2,701          47     6.89         2,813          46      6.59
     5,316        103      7.79        4,614          87     7.66         4,429          85      7.60
 -------------------------------------------------------------------------------------------------------
   146,679      3,120      8.61      120,892       2,603     8.57       121,197       2,612      8.58
 -------------------------------------------------------------------------------------------------------

     1,920         29      6.05        2,585          36     5.55         3,173          46      5.73
    20,740        356      6.89       11,540         205     7.10        16,388         273      6.66
 -------------------------------------------------------------------------------------------------------
    22,660        385      6.82       14,125         241     6.82        19,561         319      6.51
 -------------------------------------------------------------------------------------------------------
     1,062         17      6.49          802          15     7.31         1,025          20      7.87
       343          5      5.70          273           4     5.79           361           6      6.39
    13,027        183      5.70       12,018         158     5.21        11,828         153      5.14

     2,228         28      5.11        1,991          25     4.86         1,430          20      5.74
    22,848        317      5.60       21,148         334     6.32        18,897         314      6.60
 -------------------------------------------------------------------------------------------------------
   208,847      4,055      7.85      171,249       3,380     7.86       174,299       3,444      7.87
     9,178                             7,720                              7,597
     1,078                             1,256                              1,150
    23,103                            14,096                             14,877
 -------------------------------------------------------------------------------------------------------
  $242,206                         $ 194,321                          $ 197,923
 -------------------------------------------------------------------------------------------------------

  $ 10,220         53      2.10      $ 8,607          46     2.12       $ 8,798          48      2.15
    42,138        273      2.64       30,634         191     2.47        30,485         189      2.49
    39,458        507      5.21       30,870         405     5.22        30,092         394      5.21
     3,555         47      5.31        2,544          35     5.53         3,314          46      5.50
     9,278        118      5.14        9,139         117     5.10        10,836         145      5.31
     4,469         59      5.35        3,915          51     5.21         3,631          49      5.39
    29,607        358      4.90       25,192         330     5.22        26,309         355      5.36
     3,041         41      5.53        2,850          40     5.59         3,129          44      5.59
     2,711         51       n/m        1,971          34     6.99         2,999          51      6.76
     9,949        165      6.73        9,314         152     6.48         9,848         163      6.57
    25,244        405      6.50       22,702         367     6.53        21,067         344      6.53
 -------------------------------------------------------------------------------------------------------
   179,670      2,077      4.68      147,738       1,768     4.77       150,508       1,828      4.84
 -------------------------------------------------------------------------------------------------------

    30,327                            23,971                             24,190
    11,555                             9,388                             10,092
    20,654                            13,224                             13,133
 -------------------------------------------------------------------------------------------------------
 $ 242,206                         $ 194,321                          $ 197,923
 -------------------------------------------------------------------------------------------------------
                           3.17                              3.09                                3.03
                            .66                               .66                                 .66
 -------------------------------------------------------------------------------------------------------
              $ 1,978      3.83%                 $ 1,612     3.75%                  $ 1,616      3.69%
 -------------------------------------------------------------------------------------------------------

Table 4
Nine Month Taxable-Equivalent Data
(Dollars in Millions)

                                                                               Nine Months Ended September 30
                                                          -----------------------------------------------------------------
                                                                          1997                              1996
                                                          -------------------------------   -------------------------------
                                                            Average                          Average
                                                            Balance     Income               Balance       Income
                                                             Sheet        or      Yields/     Sheet          or      Yields/
                                                            Amounts     Expense    Rates     Amounts       Expense    Rates
                                                          -----------------------------------------------------------------
Earning assets
   Loans and leases, net of unearned income (1)
     Commercial .......................................   $  59,835    $   3,752     8.38%   $  49,406    $   2,998    8.11%
     Real estate commercial ...........................       8,276          553     8.94        6,326          428    9.04
     Real estate construction .........................       3,758          255     9.07        3,193          214    8.94
                                                          -----------------------------------------------------------------
          Total commercial ............................      71,869        4,560     8.48       58,925        3,640    8.25
                                                          -----------------------------------------------------------------
     Residential mortgage .............................      32,747        1,914     7.80       27,691        1,621    7.81
     Credit card ......................................       7,036          625    11.87        6,182          548   11.84
     Other consumer ...................................      26,501        1,900     9.58       23,102        1,715    9.92
                                                          -----------------------------------------------------------------
          Total consumer ..............................      66,284        4,439     8.95       56,975        3,884    9.10
                                                          -----------------------------------------------------------------
     Foreign ..........................................       3,393          178     7.00        2,651          136    6.86
     Lease financing ..................................       5,563          322     7.72        4,178          237    7.55
                                                          -----------------------------------------------------------------
          Total loans and leases, net .................     147,109        9,499     8.63      122,729        7,897    8.59
                                                          -----------------------------------------------------------------
   Securities
     Held for investment ..............................       1,662           76     6.07        3,730          157    5.60
     Available for sale (2) ...........................      22,086        1,144     6.91       19,227          941    6.53
                                                          -----------------------------------------------------------------
          Total securities ............................      23,748        1,220     6.85       22,957        1,098    6.38
                                                          -----------------------------------------------------------------
   Loans held for sale ................................       1,045           57     7.26        1,170           64    7.30
   Time deposits placed and other
     short-term investments ...........................       2,093           85     5.43        1,250           55    5.91
   Federal funds sold .................................         430           19     5.93          427           19    5.99
   Securities purchased under agreements to resell ....      11,668          496     5.68       12,588          485    5.15
   Trading account securities (3) .....................      22,753        1,001     5.88       18,344          892    6.49
                                                          -----------------------------------------------------------------
          Total earning assets (4) ....................     208,846       12,377     7.92      179,465       10,510    7.82
Cash and cash equivalents .............................       8,787                              7,840
Factored accounts receivable ..........................       1,155                              1,095
Other assets, less allowance for credit losses ........      22,738                             14,693
                                                          -----------------------------------------------------------------
         Total assets .................................     241,526                            203,093
                                                          -----------------------------------------------------------------
Interest-bearing liabilities
   Savings ............................................   $  10,022    $     152     2.03    $   9,164    $     155    2.26
   NOW and money market deposit accounts ..............      41,526          807     2.60       30,111          572    2.54
   Consumer CDs and IRAs ..............................      38,489        1,501     5.21       29,754        1,180    5.30
   Negotiated CDs, public funds and other time deposits       3,374          137     5.44        3,306          136    5.48
   Foreign time deposits ..............................       9,491          376     5.29       11,865          485    5.46
   Federal funds purchased ............................       3,832          160     5.58        4,955          200    5.39
   Securities sold under agreements to repurchase .....      30,588        1,159     5.07       29,634        1,201    5.41
   Commercial paper ...................................       2,982          126     5.64        3,005          125    5.57
   Other short-term borrowings ........................       2,241          159      n/m        3,806          174    6.09
   Trading account liabilities (3) ....................       9,853          488     6.62       10,413          501    6.43
   Long-term debt (5) .................................      26,985        1,316     6.50       19,898          970    6.50
                                                          -----------------------------------------------------------------
          Total interest-bearing liabilities (6) ......     179,383        6,381     4.75      155,911        5,699    4.88
                                                          -----------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits .......................      31,185                             24,000
   Other liabilities ..................................      10,832                              9,906
   Shareholders' equity ...............................      20,126                             13,276
                                                          -----------------------------------------------------------------
          Total liabilities and shareholders' equity ..   $ 241,526                          $ 203,093
                                                          =================================================================
Net interest spread ...................................                              3.17                              2.94
Impact of noninterest-bearing sources .................                               .67                               .64
Net interest income/yield on earning assets ...........                $   5,996     3.84%                $   4,811    3.58%
                                                          =================================================================
     n/m= not meaningful

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

(4) Interest income includes taxable-equivalent adjustments of $86 and $72 in 1997 and 1996, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying linked assets $107 and ($5) in 1997 and 1996, respectively.

(5)  Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which (decreased) increased interest expense on the underlying linked liabilities ($29) and $55 in 1997 and 1996, respectively.

securitizations, net interest income increased approximately 6 percent over 1996 levels for both the third quarter and first nine months of 1997. For the first nine months of 1997, taxable-equivalent net interest income was positively impacted by core loan growth, an increase in spreads between deposits and market funding and the improved contribution of the securities portfolios, which was partially offset by the impact of the sale of certain consumer loans in the third quarter of 1996 and an increased reliance on long-term debt. While securitizations lowered net interest income by $78 million in the third quarter of 1997 and $240 million in the first nine months of 1997, they do not significantly affect the Corporation's earnings. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income.

     Of the $740-million increase in interest income for the third quarter of 1997, $706 million was due to higher average earning assets with $34 million resulting from higher yields on average earning assets. The $1.9-billion increase in interest income for the first nine months of 1997 was the result of a $1.7-billion increase due to higher average earning assets and $127 million from higher yields on average earning assets. Interest expense increased $355 million for the third quarter of 1997, resulting from higher levels of average interest-bearing liabilities. The $682-million increase in interest expense for the first nine months of 1997 was the result of an $838-million increase from higher levels of average interest-bearing liabilities partially offset by the $156-million favorable impact of lower rates paid on average interest-bearing liabilities.

     The net interest yield increased 11 basis points to 3.80 percent in the third quarter of 1997 and 26 basis points to 3.84 percent in the first nine months of 1997, primarily reflecting the improved contribution of the securities portfolio and deposit expense management efforts. The positive impact of the acquisition of Boatmen's on the net interest yield was offset by additional funding costs related to the acquisition.

     Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product and geographic concentrations.

Provision for Credit Losses

     The provision for credit losses was $190 million and $570 million in the third quarter and first nine months of 1997, respectively, compared to $145 million and $455 million in the comparable prior-year periods. Higher provision expense for the first nine months of 1997 was due to higher net charge-offs resulting from an increase in the loans, leases, and factored accounts receivable portfolio, attributable to both the Boatmen's acquisition and internal growth, as well as deterioration in consumer credit quality experienced on an industry-wide basis, partially offset by lower net charge-offs in the commercial loan portfolio. For the first nine months of 1997, the provision for credit losses covered net charge-offs of $567 million. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Allowance for Credit Losses" and "Concentrations of Credit Risk" sections of Management's Discussion and Analysis of Results of Operations and Financial Condition.

Gains on Sales of Securities

     Gains on the sales of securities were $19 million and $91 million for the third quarter and first nine months of 1997, respectively, compared to $26 million and $34 million for the same respective periods in 1996. The increase for the first nine months of 1997 reflects the Corporation's sale of a significant portion of the Boatmen's portfolio subsequent to the acquisition date as well as the sale of lower-yielding securities and the reinvestment of the proceeds from such sales into higher-spread products.

Noninterest Income

     As presented in Table 5, noninterest income increased 38 percent to $1.2 billion and 30 percent to $3.5 billion in the third quarter and first nine months of 1997, respectively, over noninterest income for the same periods in 1996, reflecting the acquisition of Boatmen's. Excluding the Boatmen's acquisition, noninterest income increased approximately 8 percent during the first nine months of 1997.

o Service charges on deposit accounts increased 39 percent over both the third quarter and first nine months of 1996, respectively, due primarily to the acquisition of Boatmen's and the impact of changes in deposit pricing throughout the NationsBank franchise. Excluding the impact of the Boatmen's acquisition, service charges increased approximately 13 percent and 12 percent in the third quarter and first nine months of 1997, respectively.


Table 5
Noninterest Income
(Dollars in Millions)

                                                   Three Months                      Nine Months
                                                Ended September 30    Change      Ended September 30     Change
                                                -------------------------------------------------------------------
                                                  1997     1996   Amount  Percent   1997     1996   Amount  Percent
                                                -------------------------------------------------------------------
Service charges on deposit accounts .........   $  402   $  289   $  113   39.1%   $1,141   $  824   $  317    38.5%
                                                -------------------------------------------------------------------
Nondeposit-related service fees
      Safe deposit rent .....................        9        7        2   28.6        28       22        6    27.3
      Mortgage servicing
            and other mortgage-related income       69       53       16   30.2       206      158       48    30.4
      Fees on factored accounts receivable ..       17       17       --     --        47       48       (1)   (2.1)
      Investment banking income .............      102       85       17   20.0       299      250       49    19.6
      Other service fees ....................       47       42        5   11.9       149      127       22    17.3
                                                -------------------------------------------------------------------
           Total nondeposit-related
                service fees ................      244      204       40   19.6       729      605      124    20.5
                                                -------------------------------------------------------------------
Asset management and fiduciary
    service fees ............................      168      103       65   63.1       507      320      187    58.4
                                                -------------------------------------------------------------------
Credit card income ..........................       95       80       15   18.8       273      229       44    19.2
                                                -------------------------------------------------------------------
Other income
    Brokerage income ........................       39       25       14   56.0       111       83       28    33.7
    Trading account profits and fees ........       65       39       26   66.7       239      189       50    26.5
    Bankers' acceptances and
         letters of credit fees .............       26       18        8   44.4        70       51       19    37.3
    Insurance commissions and earnings ......       26       20        6   30.0        77       57       20    35.1
    Miscellaneous ...........................      159      108       51   47.2       355      330       25     7.6
                                                -------------------------------------------------------------------
        Total other income ..................      315      210      105   50.0       852      710      142    20.0
                                                -------------------------------------------------------------------
                                                $1,224   $  886   $  338   38.1    $3,502   $2,688   $  814    30.3
                                                ===================================================================

o Mortgage servicing and other mortgage-related income increased 30 percent in the third quarter and first nine months of 1997 to $69 million and $206 million, respectively, due to the acquisition of the Boatmen's mortgage portfolio. The average portfolio of loans serviced increased 36 percent from $87.8 billion in the first nine months of 1996 to $119.4 billion in the first nine months of 1997. Mortgage loan originations through the Corporation's mortgage subsidiary increased from $9.3 billion for the first nine months of 1996 to $10.5 billion for the same period in 1997. The increase in loan originations experienced in 1997 was due to the acquisition of Boatmen's and the Corporation's efforts to maintain the mortgage servicing portfolio at target levels. Origination volume for the first nine months of 1997 consisted of approximately $6.4 billion of correspondent and wholesale loan volume and $4.1 billion of retail loan volume.

          In conducting its mortgage banking activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. The value of the Corporation's mortgage servicing rights is also affected by changes in prepayment rates. To manage risk associated with mortgage banking activities, the Corporation enters into various financial instruments including option contracts, forward delivery contracts and certain rate swaps. The contract notional amount of these instruments approximated $10 billion on September 30, 1997. Net unrealized gains associated with these contracts were $9 million on September 30, 1997.

o Investment banking income increased 20 percent in the third quarter and first nine months of 1997 to $102 million and $299 million, respectively, as a result of higher securities underwriting fees, reflecting continued growth in this business activity. Gains on principal investing activities (investing in equity or equity-related transactions) increased $11 million in the third quarter of 1997 over the same period in 1996 as a result of the sale of several interests in principal investments during the current quarter.

          An analysis of investment banking income by major business activity follows (in millions):

                                                  Three Months Ended                      Nine Months Ended
                                                     September 30                            September 30
                                          ---------------------------------       --------------------------------
                                                1997               1996                 1997              1996
                                          ---------------------------------       --------------------------------
Syndications ........................     $          24      $          24        $          80    $           75
Securities underwriting .............                31                 19                   90                54
Principal investment activities .....                17                  6                   62                65
Other ...............................                30                 36                   67                56
                                          ---------------------------------       --------------------------------
                                          $         102      $          85        $         299    $          250
                                          =================================       ================================


o Asset management and fiduciary service fees increased 63 percent to $168 million in the third quarter of 1997 and 58 percent to $507 million for the first nine months of 1997, reflecting the impact of the Boatmen's acquisition. Fourth quarter asset management fees are expected to reflect the impact of the Corporation's sale of certain institutional and corporate trust businesses primarily acquired through the purchase of Boatmen's.

o Credit card income increased 19 percent for the third quarter and first nine months of 1997 to $95 million and $273 million, respectively, due primarily to the acquisition of Boatmen's and internal growth of approximately 5 percent. Credit card income includes $6 million and $22 million from credit card securitizations for the three and nine months ended September 30, 1997, respectively.

o Trading account profits and fees totaled $65 million and $239 million in the third quarter and first nine months of 1997, an increase of $26 million and $50 million over the same periods in 1996.

          An analysis of trading account profits and fees by major business activity follows (in millions):

                                                  Three Months Ended                      Nine Months Ended
                                                     September 30                            September 30
                                          ---------------------------------       --------------------------------
                                                1997               1996                 1997              1996
                                          ---------------------------------       --------------------------------
Securities trading ..................     $           5      $          31         $         45    $           77
Interest rate contracts .............                42                 22                  123               112
Foreign exchange contracts ..........                 8                (16)                  36               (25)
Other ...............................                10                  2                   35                25
                                          ---------------------------------       --------------------------------
                                          $          65      $          39         $        239    $          189
                                          =================================       ================================


o Miscellaneous income totaled $159 million and $355 million in the third quarter and first nine months of 1997, respectively. Included in miscellaneous income for the third quarter of 1997 was the gain on the sale of an out-of-market credit card portfolio. Miscellaneous income also includes certain prepayment fees and other fees such as net gains on sales of miscellaneous investments, business activities, premises and other similar items.

Noninterest Expense

     As presented in Table 6, the Corporation's noninterest expense increased 28 percent and 29 percent to $1.8 billion and $5.4 billion in the third quarter and first nine months of 1997, respectively, over noninterest expense in the same periods of 1996. Excluding the impact of the Boatmen's acquisition and related transition expenses, noninterest expense remained essentially unchanged in the third quarter of 1997 and first nine months of 1997 while the cash basis efficiency ratio declined 133 basis points to 53.42 for the first nine months of 1997.

     A discussion of the significant components and changes in noninterest expense for the third quarter and first nine months of 1997 compared to noninterest expense for the same periods in 1996 follows:


Table 6
Noninterest Expense
(Dollars in Millions)

                                                  Three Months                                 Nine Months
                                               Ended September 30           Change          Ended September 30          Change
                                            ----------------------------------------------------------------------------------------
                                               1997         1996      Amount    Percent       1997      1996      Amount     Percent
                                            ----------------------------------------------------------------------------------------
Personnel ................................    $   860    $   686      $ 174      25.4%      $ 2,622    $ 2,032    $  590      29.0%
Occupancy, net ...........................        160        135         25      18.5           466        389        77      19.8
Equipment ................................        151        112         39      34.8           445        328       117      35.7
Marketing ................................         77         54         23      42.6           227        188        39      20.7
Professional fees ........................         68         62          6       9.7           221        175        46      26.3
Amortization of intangibles ..............        111         33         78     236.4           323         91       232     254.9
Credit card ..............................         18         17          1       5.9            50         48         2       4.2
Deposit insurance ........................          6          9         (3)    (33.3)           18         23        (5)    (21.7)
Data processing ..........................         68         57         11      19.3           197        180        17       9.4
Telecommunications .......................         56         44         12      27.3           164        126        38      30.2
Postage and courier ......................         47         37         10      27.0           143        111        32      28.8
Other general operating ..................        109        107          2       1.9           355        369       (14)     (3.8)
General administrative and miscellaneous .         57         47         10      21.3           165        139        26      18.7
                                            ----------------------------------------------------------------------------------------
                                              $ 1,788    $ 1,400      $ 388      27.7       $ 5,396    $ 4,199   $ 1,197      28.5
                                            ========================================================================================

o Personnel expense increased $174 million and $590 million in the third quarter and first nine months of 1997, respectively, over the comparable 1996 periods, due primarily to the impact of the Boatmen's acquisition. On September 30, 1997, the Corporation had approximately 78,000 full-time equivalent employees compared to approximately 63,000 full-time equivalent employees on December 31, 1996, respectively. Excluding the impact of the Boatmen's acquisition, full-time equivalent employees at September 30, 1997 were essentially unchanged compared to December 31, 1996 levels.

o Occupancy expense increased 19 percent to $160 million in the third quarter of 1997 and 20 percent to $466 million in the first nine months of 1997 due to the acquisition of Boatmen's.

o Equipment expense increased approximately $39 million and $117 million in the third quarter and first nine months of 1997, respectively. This increase reflects the acquisition of Boatmen's as well as enhancements to data delivery channels throughout the Corporation and to product delivery systems, such as the Model Banking initiative, direct banking (including PC Banking) and data base management.

o Professional fees increased $6 million and $46 million in the third quarter and first nine months of 1997, respectively, reflecting the impact of the Boatmen's acquisition as well as higher consulting and technical support fees for projects to enhance revenue growth and for the development and installation of infrastructure enhancements.

o Intangibles amortization expense increased to $111 million and $323 million in the third quarter and first nine months of 1997, respectively, reflecting the impact of the Boatmen's acquisition.

o Other general operating expenses decreased $14 million to $355 million for the first nine months of 1997 compared to $369 million for the same period in 1996. Included in 1996 year-to-date expenses was $43 million of pre-tax charges reflecting the estimated losses associated with certain customers' fraudulent commercial transactions.

o Noninterest expense includes the cost of projects underway to ensure accurate date recognition and data processing with respect to the Year 2000 and are included in professional, data processing, and equipment expenses. The Corporation expects to substantially complete the Year 2000 conversion projects by the end of 1998. These costs, which are expensed as incurred, have been immaterial to date and are not expected to have a material impact on the Corporation's earnings in the future.

Income Taxes

     The Corporation's income tax expense for the third quarter and first nine months of 1997 was $444 million and $1.3 billion, respectively, for an effective tax rate of 36 percent of pretax income compared to $331 million and $933 million for the third quarter and first nine months of 1996, respectively, for an effective rate of 35 percent. The higher effective tax rate reflects the increase in non-deductible goodwill amortization resulting from the acquisition of Boatmen's.

Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and capital position. The average balances discussed below can be derived from Table 4. The following discussion addresses changes in average balances for the first nine months of 1997 compared to the same periods in 1996.

     Average customer-based funds increased $28.3 billion to $124.6 billion in the first nine months of 1997 due primarily to deposits obtained in acquisitions over the past year. As a percentage of total sources, average customer-based funds represented 52 percent in the first nine months of 1997 compared to 47 percent in the first nine months of 1996.

     Average market-based funds decreased $4.7 billion to $59.0 billion in the first nine months of 1997 and comprised a smaller portion of total sources of funds at 24 percent for the first nine months of 1997 compared to 31 percent during the same period of 1996. The decrease in market-based funds was the result of increased reliance on customer-based funds and long-term debt as sources of funds. The $7.1-billion increase in long-term debt was the result of borrowings to fund the cash portion of the Boatmen's purchase price.

     Average loans and leases, the Corporation's primary use of funds, increased $24.4 billion to $147.1 billion during the first nine months of 1997 and comprised approximately 61 percent of total uses of funds in 1997 and 1996. This increase in average loans and leases was due to the acquisition of Boatmen's and core loan growth. The ratio of average loans and leases to customer-based funds was 118 percent in the first nine months of 1997 compared to 127 percent in the first nine months of 1996.

     Average other assets and cash and cash equivalents increased $9.0 billion to $31.5 billion in the first nine months of 1997 due primarily to an increase in intangible assets related to the acquisition of Boatmen's.

     Cash and cash equivalents were $9.3 billion on September 30, 1997 compared to $8.9 billion on December 31, 1996. During the first nine months of 1997, net cash used in operating activities was $3.0 billion, net cash used in investing activities was $2.6 billion and net cash provided by financing activities was $6.0 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows in the consolidated financial statements.

     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. Management believes the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

     The following discussion provides an overview of significant on- and off-balance sheet components.

Securities

     The securities portfolio on September 30, 1997 consisted of securities held for investment totaling $1.3 billion and securities available for sale totaling $34.2 billion compared to $2.1 billion and $12.3 billion, respectively, on December 31, 1996. The increase in available for sale securities reflects initiatives to invest excess capital in the securities portfolio and the impact of approximately $7.0 billion of mortgage-backed securities obtained primarily through residential mortgage loans that were securitized and retained. Also contributing to the increase in available for sale securities since December 31, 1996 was the purchase of higher yielding mortgage-backed securities in the first quarter of 1997.

     On September 30, 1997, the market value of the Corporation's securities held for investment reflected net unrealized appreciation of $5 million. On December 31, 1996, the market value of securities held for investment approximated the book value of the portfolio.

     The valuation reserve for securities available for sale and marketable equity securities increased shareholder's equity by $262 million on September 30, 1997, reflecting pretax appreciation of $218 million on debt securities and $112 million on marketable equity securities. The valuation reserve increased shareholders' equity by $86 million on December 31, 1996. The increase in the valuation reserve was primarily attributable to a decrease in interest rates when comparing September 30, 1997 to December 31, 1996.

     The estimated average maturities of securities held for investment and securities available for sale portfolios were 1.53 years and 6.63 years, respectively, on September 30, 1997 compared with 1.47 years and 6.91 years, respectively, on December 31, 1996.

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

Table 7
Asset and Liability Management Interest Rate Notional Contracts
(Dollars in Millions)

                                              Generic                                                Total
                                        ====================                                        Interest
                                         Receive       Pay                   Total       Option       Rate
                                          Fixed       Fixed      Basis       Swaps      Products   Contracts
                                        ====================================================================
Balance on December 31, 1996 ........   $ 27,740    $  1,035    $  1,346    $ 30,121    $  6,395    $ 36,516
   Additions ........................     10,935       2,210       1,355      14,500       3,358      17,858
   Maturities, terminations and other    (11,072)     (1,044)       (387)    (12,503)     (1,600)    (14,103)
                                        --------------------------------------------------------------------
Balance on September 30, 1997 .......   $ 27,603    $  2,201    $  2,314    $ 32,118    $  8,153    $ 40,271
                                        ====================================================================

     Table 7 summarizes the notional amount and the activity of ALM interest rate contracts for the nine months ended September 30, 1997. As reflected in the table, the gross notional amount of the Corporation's ALM swap program on September 30, 1997 was $32.1 billion, with the Corporation receiving fixed on $27.6 billion, primarily converting variable-rate commercial loans to fixed-rate, and receiving variable on $2.2 billion. The net receive fixed position of $25.4 billion was essentially unchanged compared to the net receive fixed position of $26.7 billion on December 31, 1996. The net receive fixed position primarily modifies the interest rate characteristics of certain variable-rate assets.

     Table 8 summarizes the expected maturities, weighted average pay and receive rates and the unrealized gains/losses on September 30, 1997 of the Corporation's ALM swaps. Floating rates represent the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The net unrealized appreciation of the ALM swap portfolio on September 30, 1997 was $115 million compared to unrealized appreciation of $69 million on December 31, 1996, reflecting the decrease in interest rates when comparing September 30, 1997 to December 31, 1996. The amount of net realized deferred gains associated with terminated ALM swaps was $31.1 million on September 30, 1997.

Table 8
Asset and Liability Management Interest Rate Contracts
September 30, 1997
(Dollars in Millions, Average Expected Maturity in Years)

                                                                              Expected Maturity
                                               -------------------------------------------------------------------------    Average
                                  Unrealized                                                                       After    Expected
                                  Gain/(Loss)   Total       1997       1998       1999       2000       2001       2001     Maturity
                                  --------------------------------------------------------------------------------------------------
Asset Conversion Swaps
Receive fixed generic ............  $   96                                                                                    3.09
   Notional amount ...............             $ 21,320     $  --     $1,500     $3,810     $6,325     $6,250     $3,435
   Weighted average receive rate .                 6.39%       -- %     5.80%      6.28%      6.40%      6.49%      6.54%
   Weighted average pay rate .....                 5.70

Pay fixed generic ................     (17)                                                                                   3.44
                                    ------
   Notional amount ...............             $  1,897     $  --     $   --     $  250     $1,000     $   77     $  570
   Weighted average pay rate .....                 6.59%       -- %       -- %     6.46%      6.70%      7.41%      6.34%
   Weighted average receive rate .                 5.82

Total asset conversion swaps .....  $   79
                                    ======
   Notional amount ...............             $ 23,217     $  --     $1,500     $4,060     $7,325     $6,327     $4,005

Liability Conversion Swaps
Receive fixed generic ............  $   40                                                                                    6.19
   Notional amount ...............             $  6,283     $  --     $  288     $  805     $  308     $1,102     $3,780
   Weighted average receive rate .                 6.75%       -- %     5.95%      7.26%      6.79%      6.08%      6.89%
   Weighted average pay rate .....                 5.99

Pay fixed generic ................      (5)                                                                                   1.19
                                    ------
   Notional amount ...............             $    304     $ 125     $  100     $   --     $   70     $   --     $    9
   Weighted average pay rate .....                 8.99%     10.35%     9.31%        -- %     6.69%        -- %     6.65%
   Weighted average receive rate .                 5.66

Total liability conversion swaps .  $   35
                                    ======
   Notional amount ...............             $  6,587     $ 125     $  388     $  805     $  378     $1,102     $3,789

==================================================================================================================================

Total receive fixed swaps ........  $  136                                                                                    3.80
   Notional amount ...............             $ 27,603     $  --     $1,788     $4,615     $6,633     $7,352     $7,215
   Weighted average receive rate .                 6.47%       --- %    5.82%      6.45%      6.42%      6.43%      6.73%
   Weighted average pay rate .....                 5.77

Total pay fixed swaps ............     (22)                                                                                   3.13
   Notional amount ...............             $  2,201     $ 125     $  100     $  250     $1,070     $   77     $  579
   Weighted average pay rate .....                 6.92%     10.35%     9.31%      6.46%      6.68%      7.41%      6.35%
   Weighted average receive rate .                 5.79

Basis Swaps ......................  $    1                                                                                    1.72
                                    ------
   Notional amount ...............             $  2,314     $  --     $  700     $1,125     $  218     $  102     $  169
   Weighted average receive rate .                 5.83%
   Weighted average pay rate .....                 5.80

Total Swaps ......................  $  115
                                    ======
   Notional amount ...............              $32,118     $ 125     $2,588     $5,990     $7,921     $7,531     $7,963

----------------------------------------------------------------------------------------------------------------------------------
Option Products

   Notional amount ...............      (6)     $ 8,153     $ --      $2,450     $3,575     $  143     $  336     $1,649

----------------------------------------------------------------------------------------------------------------------------------

Total Interest Rate Contracts ....  $  109
                                    ======
   Notional amount ...............              $40,271     $ 125     $5,038     $9,565     $8,064     $7,867     $9,612
----------------------------------------------------------------------------------------------------------------------------------

On September 30, 1997, in addition to the above interest rate swaps, the Corporation had a $500 million notional receive fixed generic interest rate swap associated with a credit card securitization.

On September 30, 1997, this position had an unrealized market value of negative
$19 million, a receive rate of 5.96 percent, a pay rate of 5.94 percent and an expected maturity of 6.21 years.

     In its ALM process, the Corporation also utilizes interest rate option products, primarily caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Table 7 also includes a summary of the notional amount and the activity of ALM interest rate option contracts for the nine months ended September 30, 1997. At September 30, 1997, the Corporation had a gross notional amount of $8.2 billion in outstanding interest rate option contracts used for ALM purposes. Such instruments are primarily linked to term debt, short-term borrowings, and pools of residential mortgages. Table 8 also includes a summary of the expected maturities and the net unrealized losses of the Corporation's ALM options contracts. On September 30, 1997, the net unrealized depreciation of ALM option products was $6 million.

     The Corporation uses foreign currency swaps to manage the foreign exchange risk associated with foreign-denominated liabilities. At September 30, 1997, these contracts had a notional value of $616 million and reflected net unrealized depreciation of $26 million.

     The net unrealized appreciation in the estimated value of the ALM interest rate and foreign exchange contract portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage banking activities, see the "Noninterest Income" section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

Table 9
Derivatives - Dealer Positions
(Dollars in Millions)

                                                 September 30               December 31
                                                     1997                       1996
                                             ---------------------------------------------------
                                             Contract/  Credit Risk   Contract/      Credit Risk
                                             Notional    Amount (1)   Notional       Amount (1)
------------------------------------------------------------------------------------------------
Interest Rate Contracts
     Swaps ................................   $353,326   $  1,442       $252,187       $    927
     Futures and forwards .................    187,923          1        186,333              5
     Written options ......................    539,904         --        298,594             --
     Purchased options ....................    456,071        662        294,591            561

Foreign Exchange Contracts
     Swaps ................................      1,536        107          1,303             24
     Spot, futures and forwards ...........     71,934        597         94,028          1,137
     Written options ......................     47,456         --         63,081             --
     Purchased options ....................     43,909        342         61,716            352

Commodity and Other Contracts
     Swaps ................................      1,164         92            812             81
     Futures and forwards .................      2,414          9          2,728             --
     Written options ......................     15,081         --         14,064             --
     Purchased options ....................     14,932        329         13,828            357
                                                          --------                     --------
         Total before cross product netting                  3,581                        3,444
                                                          --------                     --------
         Cross product netting ............                    376                          286
                                                          --------                     --------
         Net replacement cost .............               $  3,205                     $  3,158
                                                          ========                     ========

(1) Represents the net replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.

     Table 9 presents the notional or contract amounts on September 30, 1997 and December 31, 1996 and the current credit risk amounts (the net replacement cost of contracts in a gain position on September 30, 1997 and December 31, 1996) of the Corporation's derivatives-dealer positions which are primarily executed in the over-the-counter market. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in Table 9 do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements. On September 30, 1997, the credit risk associated with the Corporation's ALM positions was not significant.

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

     During 1997, there have been no credit losses associated with derivative transactions. In addition, on September 30, 1997, there were no material nonperforming derivative positions.

Allowance for Credit Losses

     The Corporation's allowance for credit losses was $2.8 billion, or 1.99 percent of net loans, leases, and factored accounts receivable on September 30, 1997 compared to $2.3 billion, or 1.89 percent, on December 31, 1996, with the increase in the allowance attributable to the acquisition of Boatmen's.

     Table 10 provides an analysis of the changes in the allowance for credit losses. During the third quarter of 1997, higher credit card and commercial net charge-offs caused the $64-million increase in total net charge-offs, which amounted to $199 million, or .53 percent of average loans, leases and factored accounts receivable, compared to .44 percent for the same period in 1996. Higher credit card net charge-offs were due primarily to deterioration in consumer credit quality experienced on an industry-wide basis, while higher commercial net charge-offs were due to a $20-million charge-off of one large retail credit. During the first nine months of 1997, net charge-offs increased $120 million to $567 million in the first nine months of 1997 or .51 percent of average loans, leases, and factored accounts receivable, compared to net charge-offs of $447 million or .48 percent, for the first nine months of 1996. Higher net charge-offs were primarily the result of an increase in the average loans, leases, and factored accounts receivable portfolio, attributable to both the Boatmen's acquisition and internal growth as well as deterioration in consumer credit quality experienced on an industry-wide basis. This resulted in increases in credit card and other consumer net charge-offs, which were partially offset by lower commercial net charge-offs during the first nine months of 1997.

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

Table 10
Allowance For Credit Losses
(Dollars in Millions)

                                                                               Three Months              Nine Months
                                                                            Ended September 30        Ended September 30
                                                                         ---------------------------------------------------
                                                                             1997         1996          1997         1996
                                                                         ---------------------------------------------------
Beginning balance ....................................................   $   2,790     $   2,292     $   2,315     $   2,163
                                                                         ---------------------------------------------------
Loans, leases and factored accounts receivable charged off
       Commercial ....................................................         (47)          (36)          (89)         (120)
       Real estate commercial ........................................          (2)           (3)          (20)          (32)
       Real estate construction ......................................          --            --            (1)           (3)
                                                                         ---------------------------------------------------
             Total commercial ........................................         (49)          (39)         (110)         (155)
                                                                         ---------------------------------------------------
       Residential mortgage ..........................................          (4)           (3)          (11)           (9)
       Credit card ...................................................        (133)          (64)         (358)         (190)
       Other consumer ................................................         (94)          (84)         (292)         (252)
                                                                         ---------------------------------------------------
             Total consumer ..........................................        (231)         (151)         (661)         (451)
                                                                         ---------------------------------------------------
       Foreign .......................................................           3            --            --            --
       Lease financing ...............................................          (1)           (1)           (7)           (3)
       Factored accounts receivable ..................................          (5)           (3)          (15)          (19)
                                                                         ---------------------------------------------------
             Total loans, leases and factored accounts
                   receivable charged off ............................        (283)         (194)         (793)         (628)
                                                                         ---------------------------------------------------

Recoveries of loans, leases and factored accounts
       receivable previously charged off
       Commercial ....................................................          17            16            52            52
       Real estate commercial ........................................           2             4             9            10
       Real estate construction ......................................           2            --             5             2
                                                                         ---------------------------------------------------
             Total commercial ........................................          21            20            66            64
                                                                         ---------------------------------------------------
       Residential mortgage ..........................................          --             1             2             2
       Credit card ...................................................          28            16            67            42
       Other consumer ................................................          31            20            83            66
                                                                         ---------------------------------------------------
             Total consumer ..........................................          59            37           152           110
                                                                         ---------------------------------------------------
       Foreign .......................................................          --            --            --            --
       Lease financing ...............................................           1             1             2             1
       Factored accounts receivable ..................................           3             1             6             6
                                                                         ---------------------------------------------------
             Total recoveries of loans, leases and
                   factored accounts receivable previously charged off          84            59           226           181
                                                                         ---------------------------------------------------
             Net charge-offs .........................................        (199)         (135)         (567)         (447)
                                                                         ---------------------------------------------------

Provision for credit losses ..........................................         190           145           570           455
Allowance applicable to loans of purchased companies and other .......           2            17           465           148
                                                                         ---------------------------------------------------
Balance on September 30 ..............................................   $   2,783     $   2,319     $   2,783     $   2,319
                                                                         ===================================================

Loans, leases and factored accounts receivable,
       net of unearned income, outstanding end of period .............   $ 139,582     $ 122,078     $ 139,582     $ 122,078
Allowance for credit losses as a percentage of
       loans, leases and factored accounts receivable,
       net of unearned income, outstanding end of period .............        1.99%         1.90%         1.99%         1.90%
Average loans, leases and factored accounts receivable,
       net of unearned income, outstanding during the period .........   $ 147,735     $ 122,347     $ 148,264     $ 123,824
Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
       outstanding during the period .................................         .53%          .44%          .51%          .48%
Allowance for credit losses as a percentage of nonperforming loans ...      251.74        235.64        251.74        235.64

Nonperforming Assets

         As presented in Table 11, on September 30, 1997, nonperforming assets were $1.3 billion, or .91 percent of net loans, leases, factored accounts receivable and other real estate owned, compared to $1.0 billion, or .85 percent, on December 31, 1996. Nonperforming loans increased to $1.1 billion on September 30, 1997 from $890 million on December 31, 1996. The increase in nonperforming loans was due primarily to the acquisition of Boatmen's and, to a lesser extent, deterioration in consumer credit quality experienced on an industry-wide basis. The allowance coverage of nonperforming loans was 252 percent on September 30, 1997 compared to 260 percent on December 31, 1996.

Table 11
Nonperforming Assets
(Dollars in Millions)

                                                 September 30       June 30          March 31       December 31      September 30
                                                     1997             1997             1997             1996             1996
                                                 --------------------------------------------------------------------------------
Nonperforming loans:
    Commercial ...........................          $  371           $  429           $  398           $  342           $  413
    Real estate commercial ...............             205              206              162              145              165
    Real estate construction .............              18               15               34               28               36
                                                 --------------------------------------------------------------------------------
         Total commercial ................             594              650              594              515              614
                                                 --------------------------------------------------------------------------------
    Residential mortgage .................             266              254              256              215              203
    Other consumer .......................             207              166              156              135              135
                                                 --------------------------------------------------------------------------------
         Total consumer ..................             473              420              412              350              338
                                                 --------------------------------------------------------------------------------
    Lease financing ......................              39               47               45               25               32
                                                 --------------------------------------------------------------------------------
          Total nonperforming loans ......           1,106            1,117            1,051              890              984
                                                 --------------------------------------------------------------------------------

Other real estate owned ..................             160              150              168              153              151
                                                 --------------------------------------------------------------------------------

          Total nonperforming assets .....          $1,266           $1,267           $1,219           $1,043           $1,135
                                                 ================================================================================

Nonperforming assets as a percentage of
    Total assets .........................             .52%             .53%             .51%             .56%             .61%
    Loans, leases and factored accounts
       receivable, net of unearned income,
       and other real estate owned                     .91              .84              .82              .85              .93
Loans past due 90 days or more and
    not classified as nonperforming ......          $  314           $  315           $  320           $  245           $  201

Concentrations of Credit Risk

     In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. The following section discusses credit risk in the loan portfolio, including net charge-offs by loan categories as presented in Table 12.

Table 12
Net Charge-offs in Dollars and as a Percentage of Average Loans Outstanding (Dollars in Millions)

                                                        Three Months                               Nine Months
                                                      Ended September 30                       Ended September 30
                                            -----------------------------------------------------------------------------
                                                  1997                  1996                1997                1996
                                            -----------------------------------------------------------------------------
Commercial ............................     $  30        .20%    $  20        .16%    $  37       .08%    $  68       .19%
Real estate commercial and construction        (2)       n/m        (1)       n/m         7       .07        23       .32
                                            -----------------------------------------------------------------------------
     Total commercial .................        28        .16        19        .13        44       .08        91       .21
                                            -----------------------------------------------------------------------------
Residential mortgage ..................         4        .04         2        .02         9       .04         7       .03
Credit card ...........................       105       6.38        48       3.41       291      5.52       148      3.35
Other consumer ........................        63        .96        64       1.17       209      1.06       186      1.08
                                            -----------------------------------------------------------------------------
     Total consumer ...................       172       1.04       114        .81       509      1.03       341       .80
                                            -----------------------------------------------------------------------------
Foreign ...............................        (3)       n/m        --         --        --        --        --        --
Lease financing .......................        --         --        --         --         5       .13         2       .07
Factored accounts receivable ..........         2        .79         2        .64         9      1.06        13      1.54
                                            -----------------------------------------------------------------------------
     Total net charge-offs ............     $ 199        .53     $ 135        .44     $ 567       .51     $ 447       .48
                                            =============================================================================

Selected managed net charge-offs
     and ratios:

Managed credit cards ..................     $ 154       6.74%    $  99       4.67%    $ 440      6.36%    $ 256      4.29%
Managed other consumer loans ..........        70        .98        69       1.12       233      1.07       198      1.06

n/m= not meaningful

Net charge-offs for each loan type are calculated as a percentage of average outstanding or managed loans for each loan category.

Total net charge-offs are calculated based on total average outstanding loans, leases and factored accounts receivable.


     Real Estate - Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, OREO and other credit exposures are presented in Table 13. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.

     Total nonresidential real estate commercial and construction loans totaled $11.2 billion, or 8 percent of net loans, leases and factored accounts receivable, on September 30, 1997 compared to $8.3 billion, or 7 percent, at the end of 1996 with the increase due to the acquisition of Boatmen's. Real estate loans past due 90 days or more and still accruing interest were $21 million, or
 .19 percent of real estate loans, on September 30, 1997 and $18 million, or .22 percent, on December 31, 1996. Nonperforming real estate commercial and construction loans were $223 million on September 30, 1997 compared to $173 million on December 31, 1996 due primarily to the acquisition of Boatmen's.

     The exposures included in Table 13 do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security or as an abundance of caution and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on September 30, 1997, the Corporation had approximately $9.9 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.

Table 13
Real Estate Commercial and Construction Loans, Other Real Estate Owned and Other Real Estate Credit Exposures
September 30, 1997
(Dollars in Millions)

                                                               Loans (1)                               Other
                                                       ---------------------------                     Credit
                                                       Outstanding   Nonperforming       OREO        Exposures (2)
                                                       ----------------------------------------------------------
By Geographic Region (3):

Florida and Georgia .........................          $ 2,389          $    46          $    38          $   424
Missouri, Kansas, Illinois, Iowa and Arkansas            2,243               34               13              145
Texas, Oklahoma and New Mexico ..............            1,636               24                7              375
Maryland, District of Columbia and Virginia .            1,316               65               21              347
North Carolina and South Carolina ...........            1,213               28               12              160
Other states ................................            2,434               26                8              371
                                                       ----------------------------------------------------------
                                                       $11,231          $   223          $    99          $ 1,822
                                                       ==========================================================
By Property Type:

Apartments ..................................          $ 1,824          $     7          $    --          $   646
Residential .................................            1,723               23                6               82
Shopping centers/retail .....................            1,534               85                4              559
Office buildings ............................            1,524               14               15               42
Industrial/warehouse ........................              926               16                2               20
Hotels ......................................              912               15                1               45
Land and land development ...................              721               20               40               94
Commercial-other ............................              407               11               22              170
Resorts/golf courses ........................              378               --               --               --
Unsecured ...................................              196                3               --               23
Multiple use ................................              112                4                1                1
Other .......................................              974               25                8              140
                                                       ----------------------------------------------------------
                                                       $11,231          $   223          $    99          $ 1,822
                                                       ==========================================================

(1) On September 30, 1997, the Corporation had unfunded binding real estate commercial and construction loan commitments.

(2)  Other credit exposures include letters of credit and loans held for sale.

(3)  Distribution based on geographic location of collateral.

     Other Industries - Table 14 presents selected industry credit exposures. Commercial loans, factored accounts receivable and lease financings are included in the table. Commercial loan outstandings totaled $57.1 billion, or 41 percent of net loans, leases and factored accounts receivable on September 30, 1997 and $50.3 billion, or 41 percent of net loans, leases and factored accounts receivable on December 31, 1996. This increase, due to the addition of Boatmen's, was partially offset by the impact of the $4.2-billion commercial loan securitization.

     For the first nine months of 1997, the Corporation had commercial loan net charge-offs of $37 million, or .08 percent of average commercial loans, compared to $68 million, or .19 percent of average commercial loans, in the first nine months of 1996. Excluding a $20-million charge-off of one large retail credit, commercial loan net charge-offs were $10 million, or .07 percent of average commercial loans, in the third quarter of 1997 and $17 million, or .04 percent, for the first nine months of 1997. Commercial loans past due 90 days or more and still accruing interest were $43 million, or .08 percent of commercial loans, on September 30, 1997 and $38 million, or .08 percent, on December 31, 1996. Nonperforming commercial loans were $371 million and $342 million on September 30, 1997 and December 31, 1996, respectively, with the increase due to the acquisition of Boatmen's.

Table 14
Selected Industry Loans, Leases and Factored Accounts
Receivable, Net of Unearned Income
September 30, 1997
(Dollars in Millions)

                                                        Outstanding
                                                        -----------
Health care ........................................       $ 4,387
Food, including agribusiness .......................         3,448
Leisure and sports .................................         3,382
Media ..............................................         3,349
Textiles and apparel, excluding retail .............         3,070
Machinery and equipment, excluding defense .........         2,949
Retail .............................................         2,740
Oil and gas ........................................         2,628
Automotive, excluding trucking .....................         2,609
Transportation, excluding air and trucking .........         1,972


     Consumer - On September 30, 1997, total consumer loan outstandings were $60.8 billion, or 44 percent of net loans, leases and factored accounts receivable, compared to $55.3 billion, or 45 percent of net loans, leases and factored accounts receivable on December 31, 1996. This increase, due primarily to the addition of Boatmen's and core loan growth, was net of mortgage loan securitizations of $7.5 billion for the first nine months of 1997. Higher credit card net charge-offs experienced during the third quarter and first nine months of 1997 were the primary reason for the increase in total consumer net charge-offs, the result of deterioration in consumer credit quality experienced on an industry-wide basis. A secondary factor causing the higher levels of net charge-offs during the first nine months of 1997 was an increase in other consumer net charge-offs, primarily the result of the Boatmen's acquisition.
Note 4 to the unaudited consolidated financial statements details the components of the Corporation's consumer loan portfolio. In addition to the credit card and other consumer loans reported in the financial statements, the Corporation manages credit card and consumer receivables which have been sold.

     Average credit card receivables managed by the Card Services group (excluding private label credit cards) increased to $9.2 billion during the first nine months of 1997 compared to $8.0 billion during the same year-ago period as the Corporation maintains its efforts to shift the loan portfolio mix to a higher consumer concentration. Average securitized credit card loans totaled $2.6 billion during the third quarter and first nine months of 1997. During the third quarter and first nine months of 1996, average securitized credit card loans were $2.9 billion and $2.1 billion, respectively. Higher net charge-offs during 1997 reflect deterioration in consumer credit quality experienced on an industry-wide basis.

     Average managed other consumer loans, which includes direct and indirect consumer loans and home equity lines as well as indirect auto loan and consumer finance securitizations, were $28.8 billion and $29.2 billion in the third quarter and first nine months of 1997, respectively, and $24.6 billion and $25.0 billion in the comparable 1996 periods. Both the increase in loans and higher net charge-offs during the first nine months of 1997 were primarily due to the acquisition of Boatmen's.

     Total consumer loans past due 90 days or more and still accruing interest were $243 million, or .40 percent of total consumer loans, on September 30, 1997 compared to $180 million, or .33 percent of total consumer loans on December 31, 1996. Total consumer nonperforming loans were $473 million and $350 million on September 30, 1997 and December 31, 1996, respectively. The increases in these categories were due to deterioration in consumer credit quality experienced on an industry-wide basis and the acquisition of Boatmen's.

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

     On September 30, 1997, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be less than 2 percent of net income when compared to stable rates.

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

     Earnings at risk is measured on both a gross and an uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On September 30, 1997, the gross estimates of potential losses with respect to interest rate, foreign exchange and equity and commodity trading activities were $58 million, $2 million and $3 million, respectively. Alternately, using a statistical measure which is more likely to capture the effects of market movements, the uncorrelated estimate on September 30, 1997 for aggregate trading activities was $21 million.

     Average daily trading revenues during the first nine months of 1997 approximated $1 million. During the first nine months of 1997, the Corporation's trading activities resulted in positive daily revenues for approximately 69 percent of total trading days. During the first nine months of 1997, the standard deviation of trading revenues was $3 million. Using this data, one can conclude that the aggregate trading activities should not result in exposure of more than $5 million for any one day, assuming 99-percent confidence. When comparing daily earnings at risk to trading revenues, daily earnings at risk will average considerably more due to the assumption of no evasive actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio.

Capital

     Shareholders' equity was $20.3 billion on September 30, 1997 compared to $13.7 billion on December 31, 1996. The acquisition of Boatmen's resulted in the issuance of approximately 195 million shares of common stock and an increase of $9.5 billion in total shareholders' equity. This increase was partially offset by the repurchase of approximately 96 million shares of common stock for $5.8 billion.

     Presented below are the Corporation's regulatory capital ratios on September 30, 1997 and December 31, 1996:


                                        September 30          December 31
                                          1997                   1996
==========================================================================
Risk-Based Capital Ratios
Tier 1 Capital .........................   7.00%                  7.76%
Total Capital ..........................  11.56                  12.66

Leverage Captial Ratio .................   6.16                   7.09


     The Corporation's and its significant banking subsidiaries' regulatory capital ratios on September 30, 1997 exceeded the regulatory minimums of 4 percent for Tier 1 risk-based capital, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent. The Corporation and its significant banking subsidiaries were considered well-capitalized on September 30, 1997.

Table 15
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                                     1997 Quarters
                                                                  -------------------------------------------------
                                                                    Third               Second              First
                                                                  -------------------------------------------------
Income Statement
   Income from earning assets ..........................          $   4,155           $   4,109           $   4,027
   Interest expense ....................................              2,183               2,121               2,077
   Net interest income (taxable-equivalent) ............              2,001               2,017               1,978
   Net interest income .................................              1,972               1,988               1,950
   Provision for credit losses .........................                190                 190                 190
   Gains on sales of securities ........................                 19                  29                  43
   Noninterest income ..................................              1,224               1,165               1,113
   Other real estate owned (income) expense ............                  5                   4                  (2)
   Other noninterest expense ...........................              1,788               1,798               1,810
   Income before income taxes ..........................              1,232               1,190               1,108
   Income tax expense ..................................                444                 428                 399
   Net income ..........................................                788                 762                 709
   Net income available to common shareholders .........                786                 759                 705
   Average common shares issued (in thousands) .........            708,278             720,020             730,413
Per common share
   Earnings ............................................          $    1.11           $    1.05           $     .97
   Cash dividends paid .................................                .33                 .33                 .33
   Common shareholders' equity (period-end) ............              28.73               27.99               28.22
Balance sheet (period-end)
   Total assets ........................................            242,437             240,362             238,958
   Total loans, leases and factored accounts receivable,
     net of unearned income ............................            139,582             150,446             148,716
   Total deposits ......................................            130,447             135,049             136,807
   Long-term debt ......................................             26,245              25,474              25,086
   Common shareholders' equity .........................             20,262              19,909              20,534
   Total shareholders' equity ..........................             20,317              19,970              20,659
Performance ratios
   Return on average assets ............................               1.29%               1.27%               1.19%
   Return on average common shareholders' equity (1) ...              15.91               15.25               13.96
   Total equity to total assets ........................               8.38                8.31                8.65
Risk-based capital ratios
   Tier 1 ..............................................               7.00                6.83                7.06
   Total ...............................................              11.56               11.32               11.58
   Leverage capital ratio ..............................               6.16                6.05                6.19
Market price per share of common stock
     Close at the end of the period ....................          $ 61  7/8            $64 9/16           $  55 1/2
     High for the period ...............................           71 11/16                  70                  65
     Low for the period ................................           56   5/8                  54                  48

(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     On August 1, 1997, the Corporation acquired by merger all the outstanding shares of Gibson Security Corp., a private company, for aggregate consideration of approximately $88.7 million, of which approximately $61.6 million was paid in cash and the remainder was paid with 400,200 unregistered shares of common stock of the Corporation. The issuance of the shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) as a transaction by an issuer not involving any public offering.

Item 6.   Exhibits and Reports on Form 8-K

       a. Exhibits

              Exhibit 11 - Earnings Per Common Share Computation

              Exhibit 12(a) - Ratio of Earnings to Fixed Charges

              Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred
                              Dividends

              Exhibit 27 - Financial Data Schedule


       b. Reports on Form 8-K

          The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1997:

          Current Report on Form 8-K dated June 28, 1997, and filed July 10, 1997, Items 5&7.

          Current Report on Form 8-K dated July 2, 1997, and filed July 3, 1997, Items 5&7.

          Current Report on Form 8-K dated July 14, 1997, and filed July 18, 1997, Items 5&7.

          Current Report on Form 8-K dated August 29, 1997, and filed September 12, 1997, Items 5&7. The following financial statements of Barnett were filed as part of this Current Report on Form 8-K: Consolidated Statements of Financial Condition as of December 31, 1996 and 1995; Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994; Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996,

          1995, and 1994; and Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994. In addition, certain unaudited financial information regarding Barnett Bank, Inc. (Barnett) was filed as part of this Current Report on Form 8-K, including consolidated statements of financial condition as of June 30, 1997, and consolidated statements of income, consolidated statements of changes in shareholders' equity and consolidated statements of cash flows for the six months ended June 30, 1997 and June 30, 1996.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NationsBank Corporation
                                               ------------------------------
                                               Registrant

Date:    November 14, 1997                     /s/               Marc D. Oken
        --------------------                   ------------------------------
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