Form 10-K
period 1997-12-31
NATIONSBANK CORP
filed 1998-03-13
CIK 70858

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                ---------------
                                   Form 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 1997 -- Commission File Number 1-6523



                                ---------------
                            NationsBank Corporation
             (Exact name of registrant as specified in its charter)

      North Carolina                                          56-0906609
--------------------------------------   --------------------------------------
(State of incorporation)                    (IRS Employer Identification No.)



NationsBank Corporate Center
 Charlotte, North Carolina                                28255
--------------------------------------    -------------------------------------
(Address of principal executive offices)                (Zip Code)


           704/386-5000
--------------------------------------
(Registrant's telephone number, including area code)




SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



                 Title of each class           Name of each exchange on which registered
       Common Stock                                  New York Stock Exchange
                                                     London Stock Exchange
                                                     Pacific Stock Exchange
                                                     Tokyo Stock Exchange
       7 3/4% Debentures, due 2002                   American Stock Exchange
       8 1/2% Subordinated Capital Notes, due 1999   New York Stock Exchange
       9 7/8% Subordinated Notes, due 2001           New York Stock Exchange
       8 1/2% Subordinated Notes, due 2007           New York Stock Exchange
       10 7/8% Subordinated Notes, due 2003          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X      No
                                      ------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates is approximately $64,517,219,000 (based on the February 27, 1998, closing price of such common stock of $68.50 per share). As of March 6, 1998, there were 962,209,252 shares of the registrant's common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE



        Document of the Registrant                     Form 10-K Reference Location
    Portions of the 1998 Proxy Statement                       PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            NATIONSBANK CORPORATION


                                Form 10-K Index


                                                                                              Page
                                                                                          -----------
PART I
Item 1.    Business .....................................................................          2
           Primary Market Areas .........................................................          2
           Acquisition and Disposition Activity .........................................          2
           Government Supervision and Regulation ........................................          2
           Competition ..................................................................          5
           Employees ....................................................................          6
           Business Unit Operations .....................................................      12-14
           Net Interest Income ..........................................................      14-16
           Securities ...................................................................    22, 51,
                                                                                               57-58
           Loans, Leases and Factored Accounts Receivable ............................... 17, 22-23,
                                                                                          31-39, 52,
                                                                                               60-61
           Deposits .....................................................................         23
           Short-Term Borrowings ........................................................  23-24, 61
           Market Risk Management .......................................................      25-30
           Selected Quarterly Operating Results .........................................         41
           Six-Year Consolidated Statistical Summary ....................................      80-81
Item 2.    Properties ...................................................................          6
Item 3.    Legal Proceedings ............................................................          6
Item 4.    Submission of Matters to a Vote of Security Holders ..........................          6
Item 4A.   Executive Officers of the Registrant .........................................          7
PART II
Item 5.    Market for Registrant's Common Stock and Related Security Holder Matters .....          7
Item 6.    Selected Financial Data ......................................................          9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                                                                                                   9
           Operations ...................................................................
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ...................         45
Item 8.    Financial Statements and Supplementary Data ..................................         45
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                                                                                                  82
           Disclosure ...................................................................
PART III
Item 10.   Directors and Executive Officers of the Registrant ...........................         82
Item 11.   Executive Compensation .......................................................         82
Item 12.   Security Ownership of Certain Beneficial Owners and Management ...............         82
Item 13.   Certain Relationships and Related Transactions ...............................         82
PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............         83

                                     PART I

Item 1. BUSINESS

     NationsBank Corporation is a North Carolina corporation and a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), with its principal assets being the stock of its subsidiaries (the "Corporation"). The principal executive offices of the Corporation are located at NationsBank Corporate Center in Charlotte, North Carolina 28255.

     On February 27, 1997, the Corporation completed a two-for-one split of its common stock (the "Common Stock"). All financial data included in this Annual Report on Form 10-K reflects the impact of the stock split.

     For additional information about the Corporation and its operations, see Table Two and the narrative comments under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Unit Operations."


Primary Market Areas

     Through its banking subsidiaries (the "Banks") and various non-banking subsidiaries, the Corporation provides banking and banking-related services primarily throughout the Mid-Atlantic (Maryland, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, Kentucky, North Carolina, South Carolina and Tennessee) and the Southwest (Arkansas, New Mexico, Oklahoma and Texas). The Corporation serves an aggregate of over 16 million households in these regions, and management believes that these are dynamic regions in which to be located. Personal income levels in these regions as a whole rose 5.4 percent between 1996 and 1997, and the population in these areas as a whole rose an estimated
1.2 percent between 1996 and 1997. The number of housing permits authorized increased 2.6 percent between 1996 and 1997, ranging from a decrease of 3.05 percent in the Midwest to an increase of 5.67 percent in the Southwest. Between 1996 and 1997, the levels of unemployment in these regions as a whole fell by approximately .06 percentage points, for an average unemployment rate of 4.7 percent in 1997. These states created more than one million new jobs in 1997,
2.2 percent above 1996.

     The Corporation has the leading bank deposit market share position in Florida, Georgia, Kansas, Maryland, New Mexico and Texas. In addition, the Corporation ranks second in terms of bank deposit market share in Arkansas, Missouri and South Carolina; third in the District of Columbia, Oklahoma and Virginia; fifth in North Carolina and Tennessee; and seventh in Iowa. The Corporation has less than 1.0 percent of the bank deposit market share in Illinois and Kentucky.


Acquisition and Disposition Activity

     As part of its operations, the Corporation regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions and other businesses of a type eligible for bank holding company ownership or control. In addition, the Corporation regularly analyzes the values of, and submits bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. The Corporation also regularly considers the potential disposition of certain of its assets, branches, subsidiaries or lines of businesses. In 1997, the Corporation sold a number of business units acquired as a result of its acquisition of Boatmen's Bancshares, Inc. ("Boatmen's"), including Boatmen's corporate and institutional trust and stock transfer businesses, relocation management business, insurance premium financing business and an escrow services business. In addition, the Corporation has entered into an agreement to sell Superior Federal Bank, F.S.B., its federal savings bank headquartered in Fort Smith, Arkansas. The Corporation has also entered into an agreement to sell NationsBank of Kentucky, N.A. As a general rule, the Corporation publicly announces any material acquisitions or dispositions when a definitive agreement has been reached.

     For additional information regarding the Corporation's acquisition activity, see Note Two of the Notes To Consolidated Financial Statements.


Government Supervision and Regulation

     General

     As a registered bank holding company, the Corporation is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller"), and as state chartered banks, which are subject to regulation, supervision and examination by the relevant state regulators. The Banks are also subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC") and other federal regulatory agencies. The Corporation also owns a federal savings bank which is subject to supervision, regulation and examination by the Office of Thrift Supervision. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Corporation.

     The activities of the Corporation, and those of companies which it controls or in which it holds more than 5 percent of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as the Corporation, are required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5 percent of any class of voting stock of any company.

     Bank holding companies are also required to obtain the prior approval of the Federal Reserve Board before acquiring more than 5 percent of any class of voting stock of any bank which is not already majority-owned by the bank holding company. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state, beginning September 29, 1995, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law).

     The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. This provision, which was effective June 1, 1997, allowed each state, prior to the effective date, the opportunity to "opt out" of this provision, thereby prohibiting interstate branching within that state. Of those states in which the Banks are located, only Texas has adopted legislation to "opt out" of the interstate branching provisions (which Texas law currently expires on September 2, 1999). Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. To the extent permitted under these laws, the Corporation plans to consolidate its banking subsidiaries (with the exception of NationsBank of Delaware, N.A.) into a single bank as soon as practicable. The Corporation currently operates one interstate bank (i.e., a bank with banking centers in more than one state) which is NationsBank, N.A., headquartered in Charlotte, North Carolina, with offices in Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Virginia, Texas and the District of Columbia. Separate banks continue to operate in Delaware, Florida, Georgia, Kentucky (which it has agreed to sell), Tennessee and Texas. In addition, the Corporation has a federal savings bank headquartered in Arkansas which it has agreed to sell. As previously described, the Corporation regularly evaluates merger and acquisition opportunities, and it anticipates that it will continue to evaluate such opportunities.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

     Capital and Operational Requirements

     The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The Corporation's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1997 were 6.50 percent and 10.89 percent, respectively.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3 percent. The Corporation's leverage ratio at December 31, 1997 was 5.57 percent. Management believes that the Corporation meets its leverage ratio requirement.

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

     Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Corporation and any Bank with significant trading activity (as defined in the amendment) must incorporate a measure for market risk in their regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines are not expected to have a material impact on the Corporation or the Banks' regulatory capital ratios or their well capitalized status.

     Distributions

     The Corporation's funds for cash distributions to its shareholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, however, is dividends received from the Banks. Each of the Banks is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

     In addition to the foregoing, the ability of the Corporation and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Corporation, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.


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


Competition

     The activities in which the Corporation and its three major business units (the General Bank, Global Finance and Financial Services) engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and without the United States. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and location of offices.

     The commercial banking business in the various local markets served by the Corporation's three major business units is highly competitive. The General Bank, Global Finance and Financial Services compete with other commercial banks, savings and loan associations, finance companies and other businesses which provide similar services. The three major business units actively compete in commercial lending activities with local, regional and international banks and non-bank financial organizations, some of which are larger than certain of the registrant's non-banking subsidiaries and the Banks. In its consumer lending operations, the competitors of the three major business units include other banks, savings and loan associations, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the Corporation's non-banking subsidiaries compete with other banking and investment banking firms, investment advisory firms, brokerage firms, mutual funds and other organizations offering similar services. The Corporation's mortgage banking subsidiary competes with commercial banks, savings and loan associations, government agencies, mortgage brokers and other non-bank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banks also compete with other banks, trust companies, insurance agents, financial counselors and other fiduciaries for personal trust business. The Corporation and its three major business units also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as commercial banks, savings and loan associations and credit unions, as well as money market mutual funds.

     The Corporation's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and Regulation -- General" for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

     As of December 31, 1997, the Corporation and its subsidiaries had 80,360 full-time equivalent employees. Of the foregoing employees, 48,998 were employed by the General Bank, 6,882 were employed by Global Finance, 2,768 were employed by Financial Services, 19,416 were employed by NationsBanc Services, Inc. (a subsidiary providing operational support services to the Corporation and its subsidiaries) and the remainder were employed by the Corporation and its other subsidiaries. On January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc., which had 21,487 full-time equivalent employees as of December 31, 1997. None of the Corporation's domestic employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.


Item 2. PROPERTIES

     The principal offices of the Corporation, as well as the General Bank and Global Finance, are located in the 60-story NationsBank Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the Corporation. The Corporation occupies approximately 589,000 square feet and leases approximately 524,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. The principal offices of Financial Services are located in two buildings in Jacksonville, Florida, which are owned by a subsidiary of the Corporation. Financial Services occupies substantially all of the approximately 307,000 square feet in these facilities.

     The Corporation also leases or owns a significant amount of space in Atlanta, Georgia; Baltimore, Maryland; Dallas, Texas; Jacksonville and Tampa, Florida; Richmond and Norfolk, Virginia; and St. Louis, Missouri; as well as additional premises in Charlotte and throughout its franchise. As of January 9, 1998, the Corporation and its subsidiaries owned or leased approximately 5,300 locations in 46 states, the District of Columbia and 10 foreign countries.


Item 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including several actions brought on behalf of various classes of claimants. In certain of these actions and proceedings substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws. Management believes, based upon the advice of counsel, that these actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders was held on December 19, 1997 (the "Special Meeting"). The Corporation's Common Stock, 7% Cumulative Redeemable Preferred Stock, Series B, and ESOP Convertible Preferred Stock, Series C, voted together as a single class on the matters submitted to the shareholders at the Special Meeting. The following are voting results on each of these matters:


                                                                  Against
                                                                     or                     Broker
                                                      For         Withheld    Abstentions   Nonvotes
                                                  -----------   -----------   ---------     ---------
1. The issuance of shares of the Corporation's
   Common Stock and $2.50 Cumulative
   Convertible Preferred Stock, Series BB, in the
   merger with Barnett Banks, Inc. .............. 502,572,758    7,359,802     3,251,244        0
2. The amendment and restatement of the
   NationsBank Corporation Key Employee Stock
   Plan ......................................... 395,758,669   109,390,495    8,034,640        0

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each executive officer and the principal accounting officer of the Corporation are listed below along with such officer's business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders.

     Andrew B. Craig, III, age 66, Chairman of the Board. Mr. Craig was Chairman of the Board and Chief Executive Officer of Boatmen's Bancshares, Inc. from 1989 until January 7, 1997 when Boatmen's Bancshares, Inc. was merged with the Corporation at which time he was elected as Chairman of the Board and a director of the Corporation. He also served as President of Boatmen's Bancshares, Inc. from 1985 to 1994.

     James H. Hance, Jr., age 53, Vice Chairman and Chief Financial Officer. Mr. Hance was named Chief Financial Officer in August 1988, also served as Executive Vice President from March 1987 to October 1993 and was named Vice Chairman in October 1993. He first became an officer in 1987. He also serves as Vice Chairman and a director of NationsBank, N.A., and as a director of the Corporation, NationsBank of Tennessee, N.A. and various other subsidiaries of the Corporation.

     Kenneth D. Lewis, age 50, President. Mr. Lewis was named to his present position in October 1993. Prior to that time, from June 1990 to October 1993 he served as President of the Corporation's General Bank. He first became an officer in 1971. Mr. Lewis also serves as President and a director of NationsBank, N.A. and a director of NationsBank of Texas, N.A. and of the Corporation.

     Hugh L. McColl, Jr., age 62, Chief Executive Officer and Chief Executive Officer of the Banks. Mr. McColl was Chairman of the Corporation from September 1983 until December 31, 1991, and from December 31, 1992 until January 7, 1997. He first became an officer in 1962. He also serves as a director of the Corporation.

     Marc D. Oken, age 51, Executive Vice President and Principal Accounting Officer. He first became an officer in 1989.

     F. William Vandiver, Jr., age 56, Chairman, Corporate Risk Policy. Mr. Vandiver was named to his present position in June 1997. Prior to that time, from January 1996 to June 1997 he served as President of NationsBank Global Finance and from July 1991 to January 1996 he served as President, Specialized Finance Group. He has been an officer since 1968. He also serves as a director of NationsBank, N.A.


                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
      SECURITY HOLDER MATTERS

     The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange and the Pacific Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Transactions List for the periods indicated:



         Quarter       High         Low
         --------- ------------ -----------
  1996   first     $40 11/16    $32 3/16
         second      42 5/16      37 3/8
         third       47 1/16     38 3/16
         fourth       52 5/8      43 1/8
  1997   first            65          48
         second           70          54
         third      71 11/16      56 5/8
         fourth       66 3/8          55

     As of January 9, 1998, there were 174,488 record holders of Common Stock. During 1996 and 1997, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:



         Quarter    Dividend
         --------- ---------

  1996   first      $  .29
         second        .29
         third         .29
         fourth        .33
  1997   first         .33
         second        .33
         third         .33
         fourth        .38

     For additional information regarding the Corporation's ability to pay dividends, see "Government Supervision and Regulation -- Distributions" and Note Nine of the Notes To Consolidated Financial Statements.

     On October 1, 1997, the Corporation completed the acquisition of Montgomery Securities, an investment banking and institutional brokerage partnership, for aggregate consideration of approximately $1.1 billion, of which approximately $840 million was paid in cash and the remainder was paid with 5.3 million unregistered shares of Common Stock. The issuance of the shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) as a transaction by an issuer not involving any public offering.

Item 6. SELECTED FINANCIAL DATA
     See Table One for Selected Financial Data.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On February 27, 1997, the Corporation completed a two-for-one split of common stock. All financial data included in this Annual Report on Form 10-K reflects the impact of the stock split.

     This report contains certain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. The Corporation undertakes no obligation to update any forward-looking statements contained herein.

     The Corporation's loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios, syndications or participations of loans, the retention of residential mortgage loans generated by the mortgage subsidiary, the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and, accordingly, provision expense can be affected by local, regional and international economic conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase or sell securities are also dependent on liquidity requirements as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. Factors that may cause actual noninterest expense to differ from estimates include uncertainties relating to the Corporation's efforts to prepare its systems and technology for the Year 2000, as well as uncertainties relating to the ability of third parties with whom the Corporation has business relationships to address the Year 2000 issue in a timely and adequate manner.

     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, which policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include competition with other local, regional and international banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and without the United States; interest rate, market and monetary fluctuations; inflation; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation, and management's ability to manage these and other risks.


1997 Compared to 1996

Overview

     The Corporation is a multi-bank holding company headquartered in Charlotte, North Carolina, which provides a diversified range of banking and certain non-banking financial services both domestically and internationally through three major Business Units: the General Bank, Global Finance and Financial Services. After the merger on January 9, 1998 with Barnett Banks, Inc. (Barnett), headquartered in Jacksonville, Florida, the Corporation had approximately $310 billion in assets, making it the third largest banking company in the United States. The Corporation will account for this transaction as a pooling of interests and, accordingly, the recorded assets, liabilities, shareholders' equity, income and expenses of the Corporation and Barnett will be combined and reflected at their historical amounts.

     On January 7, 1997, the Corporation completed its acquisition of Boatmen's Bancshares, Inc. (Boatmen's), headquartered in St. Louis, Missouri. In addition, on October 1, 1997, the Corporation acquired Montgomery Securities (Montgomery), an investment banking and institutional brokerage firm headquartered in San Francisco, California. The Corporation accounted for these acquisitions as purchase business combinations; therefore, the results of operations of Boatmen's and Montgomery are included in the financial statements of the Corporation from their dates of acquisition, respectively.

     The increases over the prior year in income, expense and balance sheet categories were due largely to the Boatmen's acquisition; however, income and most balance sheet categories were also impacted by internal growth. Other significant changes in the Corporation's results of operations and financial position are described in the following sections.

     Refer to Table One and Table Nineteen for annual and quarterly selected financial data, respectively.


Key performance highlights for 1997 were:

o Net income reflected growth of approximately 30 percent over 1996, amounting to $3.08 billion for the year ended December 31, 1997 compared to $2.38 billion in 1996. Earnings per common share for 1997 increased 7 percent to $4.27 from $4.00 in 1996 and diluted earnings per common share increased 6 percent to $4.17 from $3.92 in 1996. Excluding a merger-related charge of $118 million ($77 million, net of tax), net income for 1996 was $2.5 billion and earnings per common share and diluted earnings per common share were $4.13 and $4.05, respectively.

o Taxable-equivalent net interest income increased 25 percent to $8.0 billion in 1997. Excluding the impact of the Boatmen's acquisition, loan sales and securitizations, net interest income increased approximately 6 percent. The net interest yield increased to 3.79 percent compared to 3.62 percent in 1996.

o The provision for credit losses covered net charge-offs and totaled $800 million in 1997 compared to $605 million in 1996. Net charge-offs as a percentage of average loans, leases and factored accounts receivable increased to .54 percent in 1997 compared to .48 percent in 1996, while net charge-offs totaled $798 million in 1997 compared to $598 million in 1996. Higher net charge-offs were largely the result of an increase in the average loans, leases, and factored accounts receivable portfolio, attributable to both the Boatmen's acquisition and internal growth as well as deterioration in consumer credit quality experienced on an industry-wide basis. Higher total consumer net charge-offs were partially offset by lower net charge-offs in the commercial loan portfolio. Nonperforming assets were $1.1 billion on December 31, 1997 compared to $1.0 billion on December 31, 1996, the result of the Boatmen's acquisition.

o Noninterest income increased 37 percent to $5.0 billion in 1997. This growth was attributable to higher levels of income from virtually all areas, including service charges on deposit accounts, investment banking income, asset management and fiduciary service fees and brokerage income. Excluding the acquisitions of Boatmen's and Montgomery, noninterest income increased approximately 9 percent.

o Noninterest expense increased to $7.4 billion, but was essentially unchanged if the Boatmen's and Montgomery acquisitions and related transition expenses were excluded.

o Cash basis ratios, which measure operating performance excluding intangible assets and the related amortization expense, improved with cash basis diluted earnings per common share rising 15 percent to $4.76 in 1997 compared to $4.13 in 1996. For 1997, return on average tangible common shareholders' equity increased 847 basis points to 30.6 percent compared to
   22.1 percent in 1996. The cash basis efficiency ratio was 53.8 percent in 1997, an improvement of 120 basis points from 1996 levels due to successful acquisition integration and expense management efforts.

     The remainder of management's discussion and analysis of the consolidated results of operations and financial condition of the Corporation should be read together with the consolidated financial statements and related notes presented on pages 45 through 79.

Table One
Five-Year Summary of Selected Financial Data
(Dollars in Millions Except Per-Share Information)

                                                                                        1997         1996
                                                                                    ------------ ------------
Income statement
 Interest income ..................................................................  $  16,579    $  13,796
 Interest expense .................................................................      8,681        7,467
 Net interest income (taxable-equivalent) .........................................      8,014        6,423
 Net interest income ..............................................................      7,898        6,329
 Provision for credit losses ......................................................        800          605
 Gains (losses) on sales of securities ............................................        153           67
 Noninterest income ...............................................................      5,002        3,646
 Foreclosed properties expense (income) ...........................................         10           20
 Merger-related charge ............................................................         --          118
 Other noninterest expense ........................................................      7,447        5,665
 Income before taxes and effect of change in method of accounting for income
  taxes ...........................................................................      4,796        3,634
 Income tax expense ...............................................................      1,719        1,259
 Income before effect of change in method of accounting for income taxes ..........      3,077        2,375
 Effect of change in method of accounting for income taxes ........................         --           --
 Net income .......................................................................      3,077        2,375
 Net income available to common shareholders ......................................      3,066        2,360
 Net income (excluding merger-related charge) .....................................      3,077        2,452
 Average common shares issued (in thousands) ......................................    717,450      590,216
Per common share
 Earnings before effect of change in method of accounting for income taxes ........  $   4.27     $   4.00
 Earnings .........................................................................      4.27         4.00
 Earnings (excluding merger-related charge) .......................................      4.27         4.13
 Diluted earnings .................................................................      4.17         3.92
 Diluted earnings (excluding merger-related charge) ...............................      4.17         4.05
 Cash dividends paid ..............................................................      1.37         1.20
 Shareholders' equity (year-end) ..................................................     29.87        23.69
Balance sheet (year-end)
 Total loans, leases and factored accounts receivable, net of unearned income .....    143,792      122,630
 Total assets .....................................................................    264,562      185,794
 Total deposits ...................................................................    138,194      106,498
 Long-term debt ...................................................................     27,204       22,985
 Common shareholders' equity ......................................................     21,274       13,586
 Total shareholders' equity .......................................................     21,337       13,709
Performance ratios
 Return on average assets .........................................................       1.26%        1.18%
 Return on average assets (excluding merger-related charge) .......................      1.26         1.22
 Return on average common shareholders' equity (1) ................................     15.26        17.95
 Return on average common shareholders' equity (excluding merger-related
  charge) (1) .....................................................................     15.26        18.53
 Efficiency ratio .................................................................     57.2         56.3
 Total equity to total assets .....................................................      8.07         7.38
Risk-based capital ratios (year-end)
 Tier 1 ...........................................................................      6.50         7.76
 Total ............................................................................     10.89        12.66
 Leverage capital ratio ...........................................................      5.57         7.09
Cash basis financial data (2)
 Earnings per common share ........................................................      4.89         4.21
 Earnings per common share (excluding merger-related charge) ......................      4.89         4.34
 Diluted earnings per common share ................................................      4.76         4.13
 Diluted earnings per common share (excluding merger-related charge) ..............      4.76         4.26
 Return on average tangible assets ................................................      1.49         1.26
 Return on average tangible assets (excluding merger-related charge) ..............      1.49         1.30
 Return on average tangible common shareholders' equity (1) .......................     30.59        22.12
 Return on average tangible common shareholders' equity (excluding
  merger-related charge) (1) ......................................................     30.59        22.80
 Efficiency ratio .................................................................     53.8         55.0
 Ending tangible equity to tangible assets ........................................      4.69         6.36
Market price per share of common stock
 Close at the end of the year .....................................................  $60 13/16    $  48 7/8
 High for the year ................................................................   71 11/16       52 5/8
 Low for the year .................................................................         48      32 3/16



                                                                                        1995         1994        1993
                                                                                    ------------ ----------- ------------
Income statement
 Interest income ..................................................................  $  13,220    $  10,529   $   8,327
 Interest expense .................................................................      7,773        5,318       3,690
 Net interest income (taxable-equivalent) .........................................      5,560        5,305       4,723
 Net interest income ..............................................................      5,447        5,211       4,637
 Provision for credit losses ......................................................        382          310         430
 Gains (losses) on sales of securities ............................................         29          (13)         84
 Noninterest income ...............................................................      3,078        2,597       2,101
 Foreclosed properties expense (income) ...........................................         18          (12)         78
 Merger-related charge ............................................................         --           --          30
 Other noninterest expense ........................................................      5,163        4,942       4,293
 Income before taxes and effect of change in method of accounting for income
  taxes ...........................................................................      2,991        2,555       1,991
 Income tax expense ...............................................................      1,041          865         690
 Income before effect of change in method of accounting for income taxes ..........      1,950        1,690       1,301
 Effect of change in method of accounting for income taxes ........................         --           --         200
 Net income .......................................................................      1,950        1,690       1,501
 Net income available to common shareholders ......................................      1,942        1,680       1,491
 Net income (excluding merger-related charge) .....................................      1,950        1,690       1,521
 Average common shares issued (in thousands) ......................................    544,959      549,312     515,938
Per common share
 Earnings before effect of change in method of accounting for income taxes ........  $   3.56     $   3.06    $   2.50
 Earnings .........................................................................      3.56         3.06        2.89
 Earnings (excluding merger-related charge) .......................................      3.56         3.06        2.93
 Diluted earnings .................................................................      3.52         3.03        2.86
 Diluted earnings (excluding merger-related charge) ...............................      3.52         3.03        2.90
 Cash dividends paid ..............................................................      1.04          .94         .82
 Shareholders' equity (year-end) ..................................................     23.26        19.85       18.20
Balance sheet (year-end)
 Total loans, leases and factored accounts receivable, net of unearned income .....    117,033      103,371      92,007
 Total assets .....................................................................    187,298      169,604     157,686
 Total deposits ...................................................................    100,691      100,470      91,113
 Long-term debt ...................................................................     17,775        8,488       8,352
 Common shareholders' equity ......................................................     12,759       10,976       9,859
 Total shareholders' equity .......................................................     12,801       11,011       9,979
Performance ratios
 Return on average assets .........................................................       1.03%        1.02%        .97%
 Return on average assets (excluding merger-related charge) .......................      1.03         1.02         .98
 Return on average common shareholders' equity (1) ................................     17.01        16.10       15.00
 Return on average common shareholders' equity (excluding merger-related
  charge) (1) .....................................................................     17.01        16.10       15.23
 Efficiency ratio .................................................................     59.8         62.5        62.9
 Total equity to total assets .....................................................      6.83         6.49        6.33
Risk-based capital ratios (year-end)
 Tier 1 ...........................................................................      7.24         7.43        7.41
 Total ............................................................................     11.58        11.47       11.73
 Leverage capital ratio ...........................................................      6.27         6.18        6.00
Cash basis financial data (2)
 Earnings per common share ........................................................      3.78         3.28        3.06
 Earnings per common share (excluding merger-related charge) ......................      3.78         3.28        3.10
 Diluted earnings per common share ................................................      3.73         3.25        3.03
 Diluted earnings per common share (excluding merger-related charge) ..............      3.73         3.25        3.07
 Return on average tangible assets ................................................      1.11         1.10        1.04
 Return on average tangible assets (excluding merger-related charge) ..............      1.11         1.10        1.06
 Return on average tangible common shareholders' equity (1) .......................     20.74        19.85       18.08
 Return on average tangible common shareholders' equity (excluding
  merger-related charge) (1) ......................................................     20.74        19.85       18.34
 Efficiency ratio .................................................................     58.4         61.0        61.6
 Ending tangible equity to tangible assets ........................................      6.08         5.65        5.56
Market price per share of common stock
 Close at the end of the year .....................................................  $34 13/16    $ 22 9/16   $  24 1/2
 High for the year ................................................................     37 3/8     28 11/16          29
 Low for the year .................................................................    22 5/16     21 11/16      22 1/4

(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

In 1993, return on average assets and return on equity after the tax benefit from the impact of adopting a new income tax accounting standard were 1.12% and 17.33%, respectively.

Business Unit Operations

     The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. The Corporation manages its business activities through three major business units: General Bank, Global Finance and Financial Services. The business units are managed with a focus on numerous performance objectives as presented in Table Two, including business unit earnings, return on average equity and the efficiency ratio. The table also includes certain cash basis information, which excludes the impact of intangible assets and the related amortization expense.

     The net interest income of the business units reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business unit based on an assessment of its inherent risk.

     The General Bank and Global Finance business unit results reflect the impact of the purchase of Boatmen's, which resulted in an increase in goodwill of approximately $5.9 billion and approximately $234 million of related amortization expense on a consolidated basis in 1997. This additional expense had unfavorable impacts on the return on average equity and efficiency ratios for both the General Bank and Global Finance in 1997. Global Finance's results also reflect the impact of the purchase of Montgomery.

     The General Bank provides comprehensive retail banking services for individuals and businesses. Within the General Bank, the Banking Group is the service provider to the consumer sector as well as small and medium-size companies. Subsequent to the Barnett merger, the Banking Group's delivery channels included approximately 3,000 banking centers and approximately 7,000 automated teller machines which provide fully-automated, 24-hour cash dispensing and deposit services. These delivery channels are located throughout the Corporation's franchise and serve 16 million households in 16 states and the District of Columbia. Specialized services, such as the origination and servicing of residential mortgage loans, the issuance and servicing of credit cards, indirect lending, dealer finance and certain insurance services, are provided throughout the Corporation's franchise. In addition, certain other products are provided by the Financial Products Group on a nationwide basis. The General Bank also contains the Asset Management Group, which includes businesses that provide full-service and discount brokerage, investment advisory and investment management services. The Asset Management Group also advises the Nations Funds family of mutual funds. The Private Client Group is part of the Asset Management Group and provides asset management, banking and trust services for wealthy individuals, business owners, corporate executives and the private foundations established by them.

     The General Bank's earnings increased 21 percent to $1.9 billion in 1997. The acquisition of Boatmen's accounted for a large portion of the General Bank's increased earnings over 1996 with internal growth also contributing to the increase. Taxable-equivalent net interest income in the General Bank increased $1.3 billion, primarily reflecting the impact of the Boatmen's acquisition, deposit pricing management efforts and core loan growth. The net interest yield increased slightly in 1997, reflecting higher yields from the loan portfolio and deposit pricing management efforts. Average loans increased from $78.7 billion in 1996 to $94.7 billion in 1997 with the increase due to the Boatmen's acquisition. Excluding the impact of the Boatmen's acquisition and the $8.1-billion of securitizations that occurred mainly during the third quarter of 1997, average loans and leases were essentially unchanged in 1997 compared to 1996 average levels.

     Noninterest income in the General Bank rose 37 percent to $3.4 billion due to higher service charges on deposit accounts, asset management and fiduciary service fees, mortgage servicing and other mortgage-related income and credit card income. The increase was attributable primarily to the acquisition of Boatmen's but also reflected the impact of internal growth of approximately 12 percent for service charges on deposit accounts and approximately 5 percent for credit card income. Higher deposit account service charges were the result of changes in deposit pricing throughout the Corporation's franchise. Also contributing to the increase was a gain on the sale of a $306-million out-of-market credit card portfolio during the third quarter of 1997. Noninterest expense increased 35 percent to $5.6 billion due to the acquisition of Boatmen's, which resulted in an increase in full-time equivalent employees and additional amortization expense, with the remaining increase spread across most major expense categories. Excluding the acquisition of Boatmen's, noninterest expense was virtually flat when compared to 1996. The cash basis efficiency ratio was 56.5 percent, an improvement of 80 basis points over the 1996 ratio. The return on average tangible equity increased approximately 200 basis points to 29 percent, the result of revenue growth which offset an increase in operating expenses and higher equity levels resulting from the Boatmen's acquisition.

Table Two
Business Unit Summary
For the Year Ended December 31
(Dollars in Millions)



                                                    General Bank               Global Finance           Financial Services
                                               ----------------------- ------------------------------- ---------------------
                                                   1997        1996          1997            1996         1997       1996
                                               ----------- ----------- --------------- --------------- ---------- ----------
Net interest income (taxable-equivalent) .....  $  5,878    $  4,602      $ 1,416         $ 1,202        $  583     $  572
Noninterest income ...........................     3,421       2,500        1,430           1,019           151        122
                                                --------    --------      -------         -------        ------     ------
 Total revenue ...............................     9,299       7,102        2,846           2,221           734        694
Provision for credit losses ..................       580         438           74              43           146        124
Gains on sales of securities .................        35          25            2              --            --         --
Foreclosed properties expense (income) .......         9          16           (8)             (5)            9          9
Noninterest expense ..........................     5,631       4,165        1,490           1,188           326        313
                                                --------    --------      ---------       ---------      ------     ------
Income before income taxes ...................     3,114       2,508        1,292             995           253        248
Income tax expense ...........................     1,192         916          466             360            86         82
                                                --------    --------      ---------       ---------      ------     ------
Net income (1) ...............................  $  1,922    $  1,592      $   826         $   635        $  167     $  166
                                                ========    ========      =========       =========      ======     ======
Cash basis earnings (2) ......................  $  2,296    $  1,689      $   879         $   652        $  180     $  180
Net interest yield ...........................      4.71%       4.68%        3.01%(4)        3.09%(4)      6.71%      7.10%
Average equity to average assets .............      8.5         6.8           5.5             4.9         14.4       14.1
Return on average equity .....................        17          22           17              16            13         14
Return on average tangible equity (2) ........        29          27           20              17            16         18
Efficiency ratio .............................     60.6        58.6          52.4            53.5         44.4       45.1
Cash basis efficiency ratio (2) ..............     56.5        57.3          50.5            52.7         42.6       43.1
Average (3)
 Total loans and leases, net of unearned
   income ....................................  $ 94,719    $ 78,708      $42,290         $36,117        $8,614     $8,022
 Total deposits ..............................   114,578      87,904        9,992           8,212            --         --
 Total assets ................................   134,710     104,395       89,194          78,368         9,064      8,528
Period end (3)
 Total loans and leases, net of unearned
   income ....................................    92,275      76,815       41,802          36,763         9,090      8,279
 Total deposits ..............................   112,962      90,080       11,458           8,321            --         --

(1) Business Unit results are presented on a fully allocated basis but do not include $162 million of net income for 1997 and $18 million of net expenses for 1996, which represent the net impact of earnings associated with unassigned capital, gains on sales of certain securities, merger-related charges and other corporate activities.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

(3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Units.

(4) Global Finance's net interest yield excludes the impact of trading-related activities. Including trading-related activities, the net interest yield was 1.82 percent for 1997 and 1.78 percent for 1996.


     Global Finance provides a broad array of banking, bank-related and investment banking products and services to domestic and international corporations, institutions and other customers through its Corporate Finance/ Capital Markets, Specialized Lending, Real Estate, and Transaction Products units. The Global Finance group serves as a principal lender and investor, as well as an advisor, and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, leasing, factoring, project finance and mergers and acquisitions consulting are representative of the services provided. These services are provided through various domestic and international offices. Through its Section 20 subsidiary, NationsBanc Montgomery Securities LLC, Global Finance is a primary dealer of U.S. Government Securities and underwrites, distributes and makes markets in high-grade and high-yield debt securities and equity securities. Additionally, Global Finance is a market maker in derivative products which include swap agreements, option contracts, forward settlement contracts, financial futures and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Finance takes positions to support client demands and its own account. Major centers for the above activities are Charlotte, Chicago, London, New York, San Francisco, Singapore and Tokyo.

     Global Finance earned $826 million in 1997 compared to $635 million in 1996, the result of higher levels of net interest income and noninterest income, which more than offset higher noninterest and provision expenses. Taxable-equivalent net interest income for 1997 was $1.4 billion compared to $1.2 billion in 1996 reflecting loan growth partially offset by increased funding costs and competitive pressure on commercial loan pricing. The average loans and leases portfolio increased to $42.3 billion in 1997 compared to $36.1 billion in 1996 as the result of core loan growth and the acquisition of Boatmen's. This increase was net of a securitization of $4.2 billion of commercial loans completed during the third quarter of 1997.

     Noninterest income rose 40 percent over 1996, reflecting higher securities underwriting and other investment banking income and brokerage income, due to the impact of the Montgomery acquisition and continued growth. Noninterest expense increased to $1.5 billion in 1997, due mainly to higher personnel and amortization expenses associated with the Montgomery and Boatmen's acquisitions. The cash basis efficiency ratio improved 220 basis points to 50.5 percent as revenue growth outpaced expense increases. The return on average tangible equity increased 300 basis points to 20 percent, reflecting the impact of higher earnings.

     Financial Services is primarily comprised of a holding company, NationsCredit Corporation, which includes NationsCredit Consumer Corporation and NationsCredit Commercial Corporation. NationsCredit Consumer Corporation, which has 268 branches in 41 states, provides personal, mortgage and automobile loans to consumers, and retail finance programs to dealers. NationsCredit Commercial Corporation consists of divisions that specialize in the following commercial financing areas: equipment loans and leases; loans for debt restructuring, mergers and acquisitions and working capital; real estate, golf/recreational and health care financing; and inventory financing to manufacturers, distributors and dealers. In addition, EquiCredit Corporation and Oxford Resources are two businesses obtained through the Barnett merger. EquiCredit Corporation provides sub-prime mortgage and home equity loans directly and through correspondents and Oxford Resources provides lease financing for purchasers of new and used cars.

     Financial Services' earnings of $167 million were essentially flat in comparison to 1996. Taxable-equivalent net interest income increased 2 percent resulting from a 7 percent growth in average loans and leases, which was net of securitizations of approximately $500 million. The net interest yield of 6.71 percent was down 39 basis points from 1996 due principally to increased competitive pressure on loan pricing. Noninterest income rose 24 percent to $151 million in 1997, reflecting gains associated with the sale of 29 branches during the first quarter of 1997. Noninterest expense increased 4 percent to $326 million while the cash basis efficiency ratio improved 50 basis points to
42.6 percent, the result of the gains on 1997 branch sales. The return on average tangible equity in 1997 decreased to 16 percent compared to 18 percent in 1996, the result of flat earnings on a higher equity base.


Results of Operations

Net Interest Income

     An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last three years and most recent five quarters is presented in Tables Three and Twenty, respectively. The changes in net interest income from year to year are analyzed in Table Four.

     Taxable-equivalent net interest income increased approximately 25 percent to $8.0 billion in 1997 compared to $6.4 billion in 1996 due primarily to the acquisition of Boatmen's. Excluding the impact of the Boatmen's acquisition, loan sales and securitizations, core net interest income increased approximately 6 percent over 1996. This increase was the result of the improved contribution of the securities portfolios, deposit pricing management efforts and core loan growth, partially offset by the impact of the sale of certain consumer loans in the third quarter of 1996 and an increased reliance on long-term debt. While securitizations lowered net interest income by approximately $324 million in 1997, they did not significantly affect the Corporation's earnings. When the Corporation securitizes loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income.

Table Three
12-Month Taxable-Equivalent Data
(Dollars in Millions)



                                                                      1997                            1996
                                                         ------------------------------- -------------------------------
                                                           Average                         Average
                                                           Balance     Income              Balance     Income
                                                            Sheet        or     Yields/     Sheet        or     Yields/
                                                           Amounts    Expense    Rates     Amounts    Expense    Rates
                                                         ----------- --------- --------- ----------- --------- ---------
Earning assets
 Loans and leases, net of unearned income (1)
  Commercial ...........................................  $ 59,425    $ 4,969     8.36%   $ 49,553    $ 4,042     8.16%
  Real estate commercial ...............................     8,052        721     8.95       6,090        550     9.03
  Real estate construction .............................     3,781        339     8.98       3,165        281     8.89
                                                          --------    -------    -----    --------    -------    -----
   Total commercial ....................................    71,258      6,029     8.46      58,808      4,873     8.29
                                                          --------    -------    -----    --------    -------    -----
  Residential mortgage .................................    31,404      2,445     7.79      27,813      2,169     7.80
  Credit card ..........................................     6,911        823    11.90       6,228        733    11.77
  Other consumer .......................................    26,610      2,567     9.65      22,467      2,218     9.87
                                                          --------    -------    -----    --------    -------    -----
   Total consumer ......................................    64,925      5,835     8.99      56,508      5,120     9.06
                                                          --------    -------    -----    --------    -------    -----
  Foreign ..............................................     3,427        244     7.13       2,664        183     6.87
  Lease financing ......................................     5,641        436     7.72       4,288        324     7.58
                                                          --------    -------    -----    --------    -------    -----
   Total loans and leases, net .........................   145,251     12,544     8.64     122,268     10,500     8.59
                                                          --------    -------    -----    --------    -------    -----
 Securities
  Held for investment ..................................     1,554         95     6.11       3,442        193     5.59
  Available for sale (2) ...............................    26,364      1,810     6.87      17,295      1,146     6.63
                                                          --------    -------    -----    --------    -------    -----
   Total securities ....................................    27,918      1,905     6.82      20,737      1,339     6.46
                                                          --------    -------    -----    --------    -------    -----
 Loans held for sale ...................................     1,226         88     7.19       1,078         79     7.30
 Federal funds sold and securities purchased
  under agreements to resell ...........................    12,227        684     5.59      12,834        666     5.19
 Time deposits placed and other short-term
  investments ..........................................     2,114        123     5.82       1,436         80     5.54
 Trading account securities (3) ........................    22,490      1,351     6.01      19,047      1,226     6.44
                                                          --------    -------    -----    --------    -------    -----
  Total earning assets (4) .............................   211,226     16,695     7.90     177,400     13,890     7.83
Cash and cash equivalents ..............................     8,788                           7,807
Factored accounts receivable ...........................     1,173                           1,135
Other assets, less allowance for credit losses .........    23,317                          14,543
                                                          --------                        --------
   Total assets ........................................  $244,504                        $200,885
                                                          ========                        ========
Interest-bearing liabilities
 Savings ...............................................  $  9,885        199     2.02    $  9,024        201     2.22
 NOW and money market deposit accounts .................    41,122      1,066     2.59      30,243        763     2.52
 Consumer CDs and IRAs .................................    38,096      1,989     5.22      30,034      1,585     5.28
 Negotiated CDs, public funds and other time
  deposits .............................................     3,205        175     5.48       3,114        171     5.49
 Foreign time deposits .................................     9,776        526     5.38      11,180        602     5.38
 Federal funds purchased, securities sold under
  agreements to repurchase and other
  short-term borrowings ................................    41,605      2,264     5.44      39,521      2,155     5.45
 Trading account liabilities (3) .......................    10,274        678     6.60      10,137        653     6.44
 Long-term debt (5) ....................................    27,340      1,784     6.52      20,603      1,337     6.51
                                                          --------    -------    -----    --------    -------    -----
   Total interest-bearing liabilities (6) ..............   181,303      8,681     4.79     153,856      7,467     4.85
Noninterest-bearing sources
 Noninterest-bearing deposits ..........................    31,577                          23,990
 Other liabilities .....................................    11,437                           9,776
 Shareholders' equity ..................................    20,187                          13,263
                                                          --------                        --------
   Total liabilities and shareholders' equity ..........  $244,504                        $200,885
                                                          ========                        ========
Net interest spread ....................................                          3.11                            2.98
Impact of noninterest-bearing sources ..................                           .68                             .64
                                                                      -------    -----                -------    -----
Net interest income/yield on earning assets ............              $ 8,014     3.79%               $ 6,423     3.62%
                                                                      =======    =====                =======    =====



                                                                       1995
                                                         --------------------------------
                                                           Average
                                                           Balance     Income
                                                            Sheet        or      Yields/
                                                           Amounts    Expense     Rates
                                                         ----------- --------- ----------
Earning assets
 Loans and leases, net of unearned income (1)
  Commercial ...........................................  $ 46,358    $ 3,797      8.19%
  Real estate commercial ...............................     7,195        669      9.30
  Real estate construction .............................     3,106        302      9.73
                                                          --------    -------     -----
   Total commercial ....................................    56,659      4,768      8.42
                                                          --------    -------     -----
  Residential mortgage .................................    20,562      1,600      7.78
  Credit card ..........................................     5,013        641     12.78
  Other consumer .......................................    21,940      2,209     10.07
                                                          --------    -------     -----
   Total consumer ......................................    47,515      4,450      9.37
                                                          --------    -------     -----
  Foreign ..............................................     2,036        157      7.71
  Lease financing ......................................     3,277        249      7.59
                                                          --------    -------     -----
   Total loans and leases, net .........................   109,487      9,624      8.79
                                                          --------    -------     -----
 Securities
  Held for investment ..................................    15,521        864      5.57
  Available for sale (2) ...............................    10,272        642      6.25
                                                          --------    -------     -----
   Total securities ....................................    25,793      1,506      5.84
                                                          --------    -------     -----
 Loans held for sale ...................................       322         24      7.47
 Federal funds sold and securities purchased
  under agreements to resell ...........................    15,159        937      6.18
 Time deposits placed and other short-term
  investments ..........................................     2,066        142      6.87
 Trading account securities (3) ........................    14,177      1,100      7.76
                                                          --------    -------     -----
  Total earning assets (4) .............................   167,004     13,333      7.98
Cash and cash equivalents ..............................     7,820
Factored accounts receivable ...........................     1,163
Other assets, less allowance for credit losses .........    12,560
                                                          --------
   Total assets ........................................  $188,547
                                                          ========
Interest-bearing liabilities
 Savings ...............................................  $  8,575        204      2.37
 NOW and money market deposit accounts .................    27,640        740      2.68
 Consumer CDs and IRAs .................................    24,840      1,290      5.19
 Negotiated CDs, public funds and other time
  deposits .............................................     2,992        166      5.56
 Foreign time deposits .................................    14,103        881      6.25
 Federal funds purchased, securities sold under
  agreements to repurchase and other
  short-term borrowings ................................    44,285      2,710      6.12
 Trading account liabilities (3) .......................    12,025        896      7.45
 Long-term debt (5) ....................................    12,652        886      7.00
                                                          --------    -------     -----
   Total interest-bearing liabilities (6) ..............   147,112      7,773      5.28
Noninterest-bearing sources
 Noninterest-bearing deposits ..........................    21,128
 Other liabilities .....................................     8,856
 Shareholders' equity ..................................    11,451
                                                          --------
   Total liabilities and shareholders' equity ..........  $188,547
                                                          ========
Net interest spread ....................................                           2.70
Impact of noninterest-bearing sources ..................                            .63
                                                                      -------     -----
Net interest income/yield on earning assets ............              $ 5,560      3.33%
                                                                      =======     =====

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(3) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.
(4) Interest income includes taxable-equivalent adjustments of $116, $94 and $113 in 1997, 1996 and 1995, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying linked assets $133, $26 and ($209) in 1997, 1996 and 1995, respectively.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which (decreased) increased interest expense on the underlying linked liabilities ($40), $54 and $30 in 1997, 1996 and 1995, respectively.

Table Four
Changes in Taxable-Equivalent Net Interest Income
(Dollars in Millions)


     This table presents an analysis of the year-to-year changes in net interest income on a fully taxable-equivalent basis for the years shown. The changes for each category of income and expense are divided between the portion of change attributable to the variance in average levels or yields/rates for that category. The amount of change that cannot be separated is allocated to each variance proportionately.



                                                   From 1996 to 1997                              From 1995 to 1996
                                     ---------------------------------------------- ----------------------------------------------
                                      Increase (Decrease)                            Increase (Decrease)
                                       in Income/Expense                              in Income/Expense
                                       Due to Change in                                Due to Change in
                                     ---------------------                          ----------------------
                                                                        Percentage                                      Percentage
                                      Average    Yields/                 Increase    Average     Yields/                 Increase
                                       Levels     Rates       Total     (Decrease)    Levels      Rates       Total     (Decrease)
                                     --------- ----------- ----------- ------------ --------- ------------ ----------- -----------
Interest income
 Loans and leases, net of
  unearned income
  Commercial .......................  $   823    $  104      $ 927          22.9%    $   261     $ (16)      $  245         6.5%
  Real estate commercial ...........      176        (5)       171          31.1        (100)      (19)        (119)      (17.8)
  Real estate construction .........       55         3         58          20.6           6       (27)         (21)      ( 7.0)
                                                             -------                                         ------
   Total commercial ................    1,051       105      1,156          23.7         179       (74)         105         2.2
                                                             -------                                         ------
  Residential mortgage .............      280        (4)       276          12.7         565         4          569        35.6
  Credit card ......................       81         9         90          12.3         146       (54)          92        14.4
  Other consumer ...................      401       (52)       349          15.7          52       (43)           9          .4
                                                             -------                                         ------
   Total consumer ..................      757       (42)       715          14.0         819      (149)         670        15.1
                                                             -------                                         ------
  Foreign ..........................       54         7         61          33.3          45       (19)          26        16.6
  Lease financing ..................      104         8        112          34.6          76        (1)          75        30.1
                                                             -------                                         ------
   Total loans and leases, net .....    1,985        59      2,044          19.5       1,102      (226)         876         9.1
                                                             -------                                         ------
 Securities
  Held for investment ..............     (114)       16        (98)        (50.8)       (677)        6         (671)      (77.7)
  Available for sale ...............      621        43        664          57.9         463        41          504        78.5
                                                             -------                                         ------
   Total securities ................      486        80        566          42.3        (316)      149         (167)      (11.1)
                                                             -------                                         ------
 Loans held for sale ...............       11        (2)         9          11.4          55        --           55       229.2
 Federal funds sold and
  securities purchased under
  agreements to resell .............      (32)       50         18           2.7        (132)     (139)        (271)      (28.9)
 Time deposits placed and other
  short-term investments ...........       39         4         43          53.8         (38)      (24)         (62)      (43.7)
 Trading account securities ........      211       (86)       125          10.2         335      (209)         126        11.5
                                                             -------                                         ------
   Total interest income ...........    2,672       133      2,805          20.2         818      (261)         557         4.2
                                                             -------                                         ------
Interest expense
 Savings ...........................       18       (20)        (2)         (1.0)         10       (13)          (3)      ( 1.5)
 NOW and money market
  deposit accounts .................      281        22        303          39.7          67       (44)          23         3.1
 Consumer CDs and IRAs .............      421       (17)       404          25.5         274        21          295        22.9
 Negotiated CDs, public funds
  and other time deposits ..........        5        (1)         4           2.3           7        (2)           5         3.0
 Foreign time deposits .............      (76)       --        (76)        (12.6)       (167)     (112)        (279)      (31.7)
 Federal funds purchased,
  securities sold under
  agreements to repurchase and
  other short-term borrowings ......      113        (4)       109           5.1        (276)     (279)        (555)      (20.5)
 Trading account liabilities .......        9        16         25           3.8        (130)     (113)        (243)      (27.1)
 Long-term debt ....................      440         7        447          33.4         520       (69)         451        50.9
                                                             -------                                         --------
   Total interest expense ..........    1,315      (101)     1,214          16.3         346      (652)        (306)      ( 3.9)
                                                             -------                                         --------
Net interest income ................    1,272       319      $1,591         24.8         359       504       $  863        15.5
                                                             =======                                         ========

     The net interest yield increased 17 basis points to 3.79 percent in 1997 compared to 3.62 percent in 1996, primarily reflecting the improved contribution of the securities portfolios and deposit pricing management efforts. The positive impact of the acquisition of Boatmen's on the net interest yield was offset by additional funding costs related to the acquisition.

     Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product and geographic concentrations.

Provision for Credit Losses

     The provision for credit losses was $800 million in 1997 compared to $605 million in 1996. The provision for credit losses for 1997 and 1996 covered net charge-offs of $798 million and $598 million, respectively. Higher provision expense in 1997 was due to higher net charge-offs resulting from an increase in the average loans, leases, and factored accounts receivable portfolio, attributable to both the Boatmen's acquisition and internal growth, as well as deterioration in consumer credit quality experienced on an industry-wide basis. Higher total consumer net charge-offs were partially offset by lower net charge-offs in the commercial loan portfolio. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the Credit Risk Management and Credit Portfolio Review section beginning on page 30.


Gains on Sales of Securities

     Gains on the sales of securities were $153 million in 1997 compared to $67 million in 1996. The increase in 1997 reflects the Corporation's sale of a significant portion of the Boatmen's portfolio subsequent to the acquisition date as well as the sale of lower-yielding securities and the reinvestment of the proceeds from such sales into higher-spread products.


Noninterest Income

     As presented in Table Five, noninterest income increased 37 percent to $5.0 billion in 1997, reflecting the acquisitions of Boatmen's and Montgomery. Excluding these acquisitions, noninterest income increased approximately 9 percent in 1997.


Table Five
Noninterest Income
(Dollars in Millions)



                                                                                       Change
                                                                               -----------------------
                                                              1997      1996      Amount      Percent
                                                           --------- --------- ------------ ----------
Service charges on deposit accounts ......................  $1,546    $1,121      $ 425         37.9%
Mortgage servicing and other mortgage-related income .....     287       213         74         34.7
Investment banking income ................................     627       356        271         76.1
Trading account profits and fees .........................     265       274         (9)        (3.3)
Brokerage income .........................................     234       110        124        112.7
Other nondeposit-related service fees ....................     310       262         48         18.3
Asset management and fiduciary service fees ..............     648       432        216         50.0
Credit card income .......................................     371       314         57         18.2
Other income .............................................     714       564        150         26.6
                                                            ------    ------      -------      -----
                                                            $5,002    $3,646      $1,356        37.2
                                                            ======    ======      =======      =====

o Service charges on deposit accounts amounted to $1.5 billion in 1997, an increase of 38 percent over 1996, attributable to growth in number of households served due principally to the acquisition of Boatmen's and the impact of changes in deposit pricing throughout the Corporation's franchise. Excluding the impact of the Boatmen's acquisition, service charges increased approximately 12 percent for 1997.

o Mortgage servicing and other mortgage-related income grew 35 percent to $287 million in 1997 due to the acquisition of the Boatmen's mortgage portfolio. The average portfolio of loans serviced increased 35 percent from $89.9 billion in 1996 to $121.2 billion in 1997. On December 31, 1997, the servicing portfolio, which includes mortgage loans originated by the Corporation's mortgage subsidiary as well as loans serviced on behalf of the Corporation's banking subsidiaries, totaled $126.5 billion compared to $96.4 billion on December 31, 1996. Mortgage loan originations through the Corporation's mortgage subsidiary increased to $15.2 billion in 1997 compared to $12.0 billion in 1996. The increase in loan originations experienced in 1997 was due to the acquisition of Boatmen's and the Corporation's efforts to maintain the mortgage servicing portfolio at target levels. Origination volume in 1997 consisted of approximately $5.8 billion of retail loan volume and $9.4 billion of correspondent and wholesale loan volume.

     In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was approximately $2.7 billion on December 31, 1997. Net unrealized losses associated with these contracts were $15 million on December 31, 1997. These contracts have an average expected maturity of less than 90 days.

o Investment banking income increased 76 percent to $627 million in 1997 reflecting increased levels of securities underwriting activity, syndication fees and advisory fees. Higher syndication fees were the result of 725 deals totaling $431.0 billion in 1997 compared to 566 deals totaling $346.0 billion in 1996. Securities underwriting and advisory services fees increased in 1997 reflecting the impact of the Montgomery acquisition and continued internal growth.

     An analysis of investment banking income by major business activity follows (in millions):



                                                    1997    1996
                                                   ------ -------
      Investment Banking Income
      Syndications ...............................  $201   $119
      Securities underwriting ....................   232     82
      Principal investment activities ............    70     79
      Advisory services ..........................    69      9
      Other ......................................    55     67
                                                    ----   ----
         Total investment banking income .........  $627   $356
                                                    ====   ====

o Trading account profits and fees totaled $265 million in 1997, a decrease of 3 percent from $274 million in 1996. The fair values of the components of the Corporation's trading account assets and liabilities on December 31, 1997 and 1996 as well as their average fair values for 1997 and 1996 are disclosed in Note Four to the consolidated financial statements on page 59.

     An analysis of trading account profits and fees by major business activity follows (in millions):



                                             1997    1996
                                            ------ -------
       Trading Account Profits and Fees
       Interest rate contracts ............  $141   $136
       Foreign exchange contracts .........    55      4
       Securities trading .................    24     96
       Other ..............................    45     38
                                             ----   ----
                                             $265   $274
                                             ====   ====

o Brokerage income increased 113 percent to $234 million in 1997, due mainly to the acquisition of Montgomery as well as internal growth of approximately 35 percent.

o Asset management and fiduciary service fees increased 50 percent to $648 million in 1997. An analysis of asset management and fiduciary service fees by major business activity for 1997 and 1996 as well as the market values of assets under management and administration on December 31 follows (in millions):



                                                                  1997       1996
                                                              ----------- ----------
      Asset Management and Fiduciary Service Fees
      Private Client Group ..................................  $    430    $    266
      Consumer investing ....................................        39          29
      Funds and business/institutional investment management         62          54
      Retirement services, corporate trust and other ........       117          83
                                                               --------    --------
        Total asset management and fiduciary service fees ...  $    648    $    432
                                                               ========    ========

      Market Value of Assets
      Assets under management ...............................  $103,834    $ 72,270
      Assets under administration ...........................   173,135     180,269

   The Private Client Group provides asset management and banking and trust services, primarily to individuals. Fees for these services increased $164 million in 1997 over 1996, due principally to the Boatmen's acquisition, increased sales, and market appreciation associated with assets under management. Consumer investing revenues reflect fees received as the investment advisor to the Nations Funds family of mutual funds. Funds and business/institutional investment management fees include revenues from Sovran Capital Management and TradeStreet Investment Associates, Inc., which provide institutional investors with investment management services. Retirement services and corporate trust fees include investment advisory, administrative, fiduciary, and record-keeping services for business and institutional customers. Assets under management and administration in 1997 were impacted by the Boatmen's acquisition and the third quarter 1997 sales of certain corporate and institutional trust businesses, which included businesses that provided administrative and record-keeping services for employee benefit plans.

o Credit card income increased 18 percent to $371 million in 1997 due primarily to the acquisition of Boatmen's and internal growth of approximately 5 percent. Credit card income includes $28 million and $47 million from credit card securitizations in 1997 and 1996, respectively. This decrease in credit card securitization income was mainly due to higher than expected charge-off levels.

o Other income totaled $714 million in 1997, an increase of $150 million over 1996. Other income includes certain prepayment fees and other fees such as net gains on sales of miscellaneous investments, business activities, premises and other similar items as well as insurance commissions and earnings and bankers' acceptances and letters of credit fees.


Noninterest Expense

     Contributing to the Corporation's continued earnings growth was successful acquisition integration and expense management efforts, which resulted in a 120 basis-point decrease in the cash basis efficiency ratio to 53.8 percent in 1997 compared to 55.0 percent in 1996. Excluding the impact of the Boatmen's and Montgomery acquisitions, noninterest expense was essentially unchanged between 1997 and 1996.

Table Six
Noninterest Expense
(Dollars in Millions)



                                                        1997                    1996
                                               ----------------------- ----------------------
                                                            Percent                Percent
                                                          of Taxable-            of Taxable-
                                                          Equivalent              Equivalent
                                                         Net Interest            Net Interest
                                                              and                    and
                                                          Noninterest            Noninterest       Change
                                                Amount      Income      Amount      Income     Amount    Percent
                                               -------- -------------- -------- ------------- -------- ----------
Personnel ....................................  $3,643        28.0%     $2,731       27.1%     $  912      33.4%
Occupancy, net ...............................     634         4.9         523        5.2         111      21.2
Equipment ....................................     604         4.6         451        4.5         153      33.9
Marketing ....................................     300         2.3         252        2.5          48      19.0
Professional fees ............................     312         2.4         256        2.5          56      21.9
Amortization of intangibles ..................     441         3.4         128        1.3         313     244.5
Data processing ..............................     283         2.2         237        2.4          46      19.4
Telecommunications ...........................     229         1.7         172        1.7          57      33.1
Other general operating ......................     758         5.8         728        7.2          30       4.1
General administrative and miscellaneous .....     243         1.9         187        1.9          56      29.9
                                                ------        ----      ------       ----      ------     -----
                                                $7,447        57.2%     $5,665       56.3%     $1,782      31.5
                                                ======        ====      ======       ====      ======     =====

     Based on information in Table Six, a discussion of the significant components and changes in noninterest expense in 1997 compared to 1996 levels follows:

o Personnel expense increased $912 million over 1996, due primarily to the impact of the Boatmen's and Montgomery acquisitions. On December 31, 1997, the Corporation had approximately 80,000 full-time equivalent employees compared to approximately 63,000 full-time equivalent employees on December 31, 1996. Excluding the impact of the Boatmen's and Montgomery acquisitions, full-time equivalent employees at December 31, 1997 were essentially unchanged compared to December 31, 1996 levels.

o Occupancy expense increased 21 percent to $634 million in 1997 compared to $523 million in 1996 due to the acquisition of Boatmen's.

o Equipment expense amounted to $604 million in 1997, an increase of approximately 34 percent over 1996, reflecting the Boatmen's acquisition as well as enhancements to data delivery channels and product delivery systems throughout the Corporation such as the Model Banking initiative, direct banking (including PC Banking) and data base management.

o Professional fees increased $56 million over 1996 to $312 million, reflecting the impact of the Boatmen's acquisition as well as higher consulting and technical support fees for projects to enhance revenue growth, the development and installation of infrastructure enhancements and customer-related data delivery areas.

o Intangibles amortization expense increased to $441 million in 1997, reflecting the impact of the Boatmen's acquisition.

o Other general operating expenses increased $30 million to $758 million in 1997 due to higher expenses associated with the acquisition of Boatmen's.

     Noninterest expense includes the cost of projects to ensure accurate date recognition and data processing with respect to the Year 2000 issue as it relates to the Corporation's businesses, operations, customers and vendors. A process of software inventory, analysis, modification, testing and verification and implementation is underway. The Corporation expects to substantially complete the Year 2000 software conversion projects by the end of 1998. The related costs, which are expensed as incurred, are included in professional, data processing, and equipment expenses. Year 2000 expenses incurred through the end of 1997 amounted to approximately $25 million and the total cost of the Year 2000 project is estimated to be approximately $120 million.

     Management believes that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of systems and technology. Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Corporation undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from, the Corporation, or whose financial condition or operational capability is important to the Corporation as borrowers, vendors, customers or investment opportunities. Therefore, communications with these parties have commenced to heighten their awareness of the Year 2000 issue. Over the next two years, the plans of such third parties to address the Year 2000 issue will be monitored and any identified impact on the Corporation will be evaluated.

     In addition, on January 1, 1999, several countries that are members of the European Monetary Union plan to replace their respective currencies with one common currency-the euro. Costs to prepare systems impacted by this currency change are expected to be immaterial.


Income Taxes

     The Corporation's income tax expense for 1997 and 1996 was $1.7 billion and $1.3 billion, respectively, for an effective tax rate of 35.8 percent for 1997 and 34.6 percent for 1996.

     Note Eleven to the consolidated financial statements on page 74 includes a reconciliation of federal income tax expense computed using the federal statutory rate of 35 percent to actual income tax expense.


Balance Sheet Review And Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The average balances discussed below can be derived from Table Three. The following discussion addresses changes in average balances in 1997 compared to 1996.

     Average customer-based funds increased $27.5 billion to $123.9 billion in 1997 due to deposits obtained in the Boatmen's acquisition. As a percentage of total sources, average customer-based funds increased to 51 percent in 1997 from 48 percent in 1996.

     Average market-based funds increased $817 million in 1997 to $61.7 billion and comprised a smaller portion of total sources of funds at 25 percent in 1997 compared to 30 percent in 1996. The increase in average market-based funds was due primarily to the Boatmen's acquisition. The $6.7 billion increase in long-term debt was mainly the result of borrowings to fund repurchases of shares issued in the January 7, 1997 Boatmen's acquisition.

     Average loans and leases, the Corporation's primary use of funds, increased $23.0 billion to $145.3 billion during 1997. As a percentage of total uses of funds, average loans and leases decreased to 59 percent in 1997 from 61 percent in 1996. The increase in average loans and leases was due primarily to the impact of the Boatmen's acquisition and core loan growth, partially offset by the impact of $12.8 billion of securitizations, most of which occurred in the third quarter of 1997. The ratio of average loans and leases to customer-based funds was 117 percent in 1997 and 127 percent in 1996.

     Average other assets and cash and cash equivalents increased $9.8 billion to $32.1 billion in 1997 due largely to an increase in intangible assets related to the acquisition of Boatmen's.

     Cash and cash equivalents were $10.6 billion on December 31, 1997, an increase of $1.7 billion from December 31, 1996. During 1997, net cash provided by operating activities was $266 million, net cash used in investing activities was $19.2 billion and net cash provided by financing activities was $20.5 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 49 in the consolidated financial statements.

     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation monitors its assets and liabilities and modifies these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

     The following discussion provides an overview of significant on- and off-balance sheet components.

Securities

     The securities portfolio serves a primary role in the overall context of balance sheet management by the Corporation. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity requirements and on- and off-balance sheet positions.

     The securities portfolio on December 31, 1997 consisted of securities held for investment totaling $1.2 billion and securities available for sale totaling $46.0 billion compared to $2.1 billion and $12.3 billion, respectively, on December 31, 1996. The increase in available for sale securities reflects initiatives to invest excess capital in the securities portfolio and the impact of approximately $7.5 billion of mortgage-backed securities obtained principally through residential mortgage loans that were securitized and retained primarily during the third quarter of 1997. Also contributing to the increase in available for sale securities since December 31, 1996 was the purchase of higher yielding mortgage-backed securities in the first quarter of 1997.

     On December 31, 1997, the market value of the Corporation's securities held for investment reflected net unrealized appreciation of $5 million. On December 31, 1996, the market value of the Corporation's portfolio of securities held for investment approximated the book value of the portfolio.

     The valuation allowance for securities available for sale and marketable equity securities increased shareholders' equity by $393 million on December 31, 1997, reflecting pretax appreciation of $115 million on marketable equity securities and $476 million on debt securities. The valuation allowance increased shareholders' equity by $86 million on December 31, 1996. The increase in the valuation allowance was primarily attributable to a decrease in interest rates when comparing December 31, 1997 to December 31, 1996, but also reflected the impact of higher securities balances.

     The estimated average maturities of securities held for investment and securities available for sale portfolios were 1.48 years and 5.66 years, respectively, on December 31, 1997 compared to 1.47 years and 6.91 years, respectively, on December 31, 1996. The decrease in the average expected maturity of the available for sale portfolio is attributable to purchases of securities during 1997 with shorter average maturities than the weighted average maturities of securities owned on December 31, 1996.


Loans and Leases

     Total loans and leases increased approximately 17 percent to $142.7 billion on December 31, 1997 compared to $121.6 billion on December 31, 1996. As presented in Table Three, average total loans and leases increased 19 percent to $145.3 billion in 1997 compared to $122.3 billion in 1996 due primarily to the impact of the Boatmen's acquisition and core loan growth, partially offset by the impact of $12.8 billion of securitizations, most of which occurred during the third quarter of 1997.

     Average commercial loans increased to $59.4 billion in 1997 compared to $49.6 billion in 1996, due largely to the Boatmen's acquisition and core loan growth, partially offset by the impact of a $4.2-billion commercial loan securitization that occurred during the third quarter of 1997. Average real estate commercial and construction loans increased to $11.8 billion in 1997 as a result of the addition of Boatmen's. Excluding the Boatmen's acquisition, real estate commercial and construction loans decreased, reflecting the Corporation's efforts to lower its exposure to this line of business.

     Average residential mortgage loans increased 13 percent to $31.4 billion in 1997 compared to $27.8 billion in 1996, mainly the result of the Boatmen's acquisition as well as core loan growth. The increase in mortgage loans was partially offset by the impact of $8.1 billion of mortgage loan securitizations which occurred primarily during the third quarter of 1997.

     Average credit card and other consumer loans, including direct and indirect consumer loans and home equity loans, increased $4.8 billion, primarily the result of the Boatmen's acquisition. This increase was partially offset by $500 million of other consumer loan securitizations.

     A significant source of liquidity for the Corporation is the repayment and maturities of loans. Table Seven shows selected loan maturity data on December 31, 1997 and indicates that approximately 36 percent of the selected loans had maturities of one year or less. The securitization and sale of certain loans and the use of loans as collateral in asset-backed financing arrangements are also sources of liquidity.


Table Seven
Selected Loan Maturity Data
December 31, 1997
(Dollars in Millions)


This table presents the maturity distribution and interest sensitivity of seleced loan categories (excluding residential mortgage, credit card, other consumer loans, lease financing and factored accounts receivable). Maturities are presented on a contractual basis.



                                                                                         Due after
                                                                            Due in 1      1 year
                                                                              year        through     Due after
                                                                             or less      5 years      5 years       Total
                                                                          ------------ ------------ ------------ ------------
Commercial ..............................................................   $ 20,596     $ 29,297     $ 10,291     $ 60,184
Real estate commercial ..................................................      1,914        4,229        1,078        7,221
Real estate construction ................................................      1,945        1,730          130        3,805
Foreign .................................................................      2,887          586          370        3,843
                                                                            --------     --------     --------     --------
 Total selected loans, net of unearned income ...........................   $ 27,342     $ 35,842     $ 11,869     $ 75,053
                                                                            ========     ========     ========     ========
Percent of total ........................................................       36.4%        47.8%        15.8%       100.0%
Cumulative percent of total .............................................       36.4         84.2        100.0
Sensitivity of loans to changes in interest rates-loans due after one year
 Predetermined interest rate ............................................                $  9,018     $  5,057     $ 14,075
 Floating or adjustable interest rate ...................................                  26,824        6,812       33,636
                                                                                         --------     --------     --------
                                                                                         $ 35,842     $ 11,869     $ 47,711
                                                                                         ========     ========     ========

Deposits

     Table Three provides information on the average amounts of deposits and the rates paid by deposit category. Through the Corporation's diverse retail banking network, deposits remain a primary source of funds for the Corporation. Average deposits increased 24 percent in 1997 over 1996 due to deposits acquired in the Boatmen's transaction.

     On December 31, 1997, the Corporation had domestic certificates of deposit of $100 thousand or greater totaling $8.8 billion, with $4.0 billion maturing within three months, $1.8 billion maturing within three to six months, $1.5 billion maturing within six to twelve months and $1.5 billion maturing after twelve months. Additionally, on December 31, 1997, the Corporation had other domestic time deposits of $100 thousand or greater totaling $506 million, with $78 million maturing within three months, $41 million maturing within three to six months, $78 million maturing within six to twelve months and $309 million maturing after twelve months. Foreign office certificates of deposit and other time deposits of $100 thousand or greater totaled $14.4 billion and $8.1 billion on December 31, 1997 and 1996, respectively.


Short-Term Borrowings and Trading Account Liabilities

     The Corporation uses short-term borrowings as a funding source and in its management of interest rate risk. Table Eight presents the categories of short-term borrowings.

     During 1997, total average short-term borrowings increased 5 percent to $41.6 billion and trading account liabilities (excluding derivatives-dealer positions) remained essentially unchanged from 1996 levels, amounting to $10.3 billion in 1997.

Table Eight
Short-Term Borrowings
(Dollars in Millions)



                                                       1997                 1996                 1995
                                               -------------------- -------------------- --------------------
                                                 Amount     Rate      Amount     Rate      Amount     Rate
                                               --------- ---------- --------- ---------- --------- ----------
Federal funds purchased
  On December 31 .............................  $ 4,376      5.75%   $ 3,536      6.58%   $ 5,940      5.26%
  Average during year ........................    4,111      5.56      4,694      5.35      5,455      5.91
  Maximum month-end balance during year ......    6,950        --      8,585        --      7,317        --
Securities sold under agreements to repurchase
  On December 31 .............................   39,506      5.24     15,842      5.40     23,034      5.66
  Average during year ........................   32,355      5.09     28,517      5.37     30,336      6.14
  Maximum month-end balance during year ......   39,506        --     29,582        --     38,926        --
Commercial paper
  On December 31 .............................    2,796      5.75      2,787      5.41      2,773      5.65
  Average during year ........................    2,966      5.67      2,966      5.57      2,804      6.10
  Maximum month-end balance during year ......    3,200        --      3,276        --      2,930        --
Other short-term borrowing
  On December 31 .............................    4,126      5.62      1,836      5.20      4,143      5.94
  Average during year ........................    2,173      5.62      3,344      6.22      5,690      6.20
  Maximum month-end balance during year ......    4,126        --      4,954        --      7,378        --

Long-Term Debt

     Long-term debt increased 18 percent from $23.0 billion at December 31, 1996 to $27.2 billion on December 31, 1997 mainly as a result of borrowings to fund repurchases of shares issued in the January 7, 1997 Boatmen's acquisition. During 1997, the Corporation issued $1.0 billion of trust preferred securities and $1.0 billion of mortgage backed bonds. Also during 1997, the Corporation issued approximately $5.1 billion in long-term senior and subordinated debt, including $2.1 billion which was issued under its medium-term note program and $2.5 billion under a bank note program. See Note Six to the consolidated financial statements on page 61 for further details on long-term debt.


Other

     The Corporation has commercial paper back-up lines totaling $1.5 billion of which $1.0 billion expires in October 1998 and $500 million expires in October 2002. No borrowings have been made under these lines.

     The Corporation's financial position is reflected in the following debt ratings, which include upgrades as applicable from December 31, 1996 ratings:



                                       Commercial   Senior
                                          Paper      Debt
                                      ------------ -------
  Moody's Investors Service .........      P-1       Aa3
  Standard & Poor's Corporation .....      A-1        A+
  Duff and Phelps, Inc. .............     D-1+        A+
  Fitch IBCA, Inc. ..................      F-1        A+
  Thomson BankWatch .................     TBW-1       A+

     In managing liquidity, the Corporation takes into consideration the ability of the subsidiary banks to pay dividends to the parent company. See Note Nine to the consolidated financial statements on page 68 for further details on dividend capabilities of the subsidiary banks.


Capital Resources And Capital Management

     Shareholders' equity on December 31, 1997 was $21.3 billion compared to $13.7 billion on December 31, 1996. The acquisition of Boatmen's resulted in the issuance of approximately 195 million shares of common stock and an increase of $9.5 billion in total shareholders' equity. The increase was partially offset by the repurchase of approximately 96 million shares of common stock for $5.8 billion.

     The Corporation's and its significant banking subsidiaries' regulatory capital ratios, along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, are included in Note Nine to the consolidated financial statements on page 68.


Market Risk Management

     In the normal course of conducting its business activities, the Corporation is exposed to market risk which includes both price and liquidity risk. Price risk arises from fluctuations in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the market values of financial instruments. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current and future financial commitments or that the Corporation may not be able to liquidate financial instruments at market prices. Risk management procedures and policies have been established and are utilized to manage the Corporation's exposure to market risk. The strategy of the Corporation with respect to market risk is to maximize net income while maintaining an acceptable level of risk to changes in market rates. While achievement of this goal requires a balance between profitability, liquidity and market price risk, there are opportunities to enhance revenues through controlled risks. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are its securities portfolio and interest rate contracts, and management of the mix, yields or rates and maturities of assets and of the wholesale and retail funding sources of the Corporation.

     Market risk is managed by the Corporation's Finance Committee which formulates policy based on desirable levels of market risk. In setting desirable levels of market risk, the Finance Committee considers the impact on both earnings and capital of the current outlook in market rates, potential changes in market rates, world and regional economies, liquidity, business strategies and other factors.

     In January 1997, the Securities and Exchange Commission (SEC) adopted new rules that require more comprehensive disclosures of accounting policies for derivatives as well as enhanced quantitative and qualitative disclosures of market risk for derivative and other financial instruments. The market risk disclosures must be presented for most financial instruments, which must be classified into two portfolios: financial instruments entered into for trading purposes and all other covered financial instruments (non-trading portfolio).

     For a discussion of non-trading, on-balance sheet financial instruments see Table Nine in the following Market Risk Management section on page 27. For information on market risk associated with Asset and Liability Management (ALM) activities, see the following discussion on page 28 of the Market Risk Management section and the mortgage banking section of Noninterest Income on page 18 as well as the Mortgage Servicing Rights section in Note One to the consolidated financial statements on page 53. Market risk associated with the trading portfolio is discussed in the following Market Risk Management section on page 30. The composition of the trading portfolio and related fair values are included in Note Four to the consolidated financial statements on page 59. Derivatives-dealer positions and related credit risk are presented in Note Eight to the consolidated financial statements on page 67. Accounting policies for ALM and trading derivatives are disclosed in Note One to the consolidated financial statements in the Trading Instruments and Risk Management Instruments sections on pages 51 and 54, respectively.


     Non-Trading Portfolio

     The Corporation's ALM process is used to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios and identifying and linking such off-balance sheet positions to specific assets and liabilities. Interest rate risk represents the only material market risk exposure to the Corporation's non-trading on-balance sheet financial instruments. To effectively measure and manage interest rate risk, the Corporation uses computer simulations which determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowings and off-balance sheet financial instruments. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by executive management.

     Additionally, duration and market value sensitivity measures are selectively utilized where they provide added value to the overall interest rate risk management process.

     On December 31, 1997, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months when compared to stable rates was estimated to be less than 2 percent of net income.

     Table Nine summarizes the expected maturities, unrealized gains and losses and weighted average effective yields and rates associated with the Corporation's significant non-trading, on-balance sheet financial instruments. Cash and cash equivalents, time deposits placed and other short-term investments, fed funds sold and purchased, resale and repurchase agreements, commercial paper, other short-term borrowings and foreign deposits, which are similar in nature to other short-term borrowings, are excluded from Table Nine as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market. However, these financial instruments can expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. Loans held for sale are also excluded as their carrying values approximate their fair values, generally exposing the Corporation to insignificant market risk. For further information on the fair value of financial instruments, see Note Twelve to the consolidated financial statements on page 75.

Table Nine
Non-Trading On-Balance Sheet Financial Instruments
December 31, 1997
(Dollars in Millions)


                                                         Unrealized
                                              Total     Gain/(Loss)
                                          ------------ -------------
Assets
Loans, net of unearned income (1)
 Fixed Rate
 Book value .............................   $ 58,209      $1,056
 Weighted average effective yield .......       8.77%
 Variable Rate
 Book value .............................   $ 78,592      1,343
 Weighted average effective yield .......       8.35%
Securities held for investment (2)
 Fixed Rate
 Book value .............................   $    986          4
 Weighted average effective yield .......       5.94%
 Variable Rate
 Book value .............................   $    170          1
 Weighted average effective yield .......       6.65%
Securities available for sale (2)
 Fixed Rate
 Book value .............................   $ 44,028        472
 Weighted average effective yield .......       6.41%
 Variable Rate
 Book value .............................   $  2,019          4
 Weighted average effective yield .......       7.04%
Liabilities
Total Domestic Deposits (3)
 Fixed Rate
 Book value .............................   $ 92,071      $(304)
 Weighted average effective rate ........       2.48%
 Variable Rate
 Book value .............................   $ 31,730         (3)
 Weighted average effective rate ........       5.33%
Long-term debt (excluding obligations
 under capital leases) (4) ..............
 Fixed Rate
 Book value .............................   $ 11,661       (540)
 Weighted average effective rate ........       7.18%
 Variable Rate
 Book value .............................   $ 15,489        (21)
 Weighted average effective rate ........       6.04%
Trust preferred securities (4)
 Fixed Rate
 Book value .............................   $  1,462        (67)
 Weighted average effective rate ........       8.15%
 Variable Rate
 Book value .............................   $    493         (9)
 Weighted average effective rate ........       6.62%



                                                                Expected Maturity
                                          --------------------------------------------------------------
                                                                                                 After
                                             1998       1999       2000      2001      2002      2002
                                          ---------- ---------- --------- --------- --------- ----------
Assets
Loans, net of unearned income (1)
 Fixed Rate
 Book value .............................  $18,575    $10,227    $7,695    $4,756    $ 3,021   $13,935
 Weighted average effective yield .......
 Variable Rate
 Book value .............................   29,347     10,437     8,692     6,122      7,710    16,284
 Weighted average effective yield .......
Securities held for investment (2)
 Fixed Rate
 Book value .............................      445        458        16        13          9        45
 Weighted average effective yield .......
 Variable Rate
 Book value .............................        5        144        --        21         --        --
 Weighted average effective yield .......
Securities available for sale (2)
 Fixed Rate
 Book value .............................      374      4,292     1,562     2,665     11,204    23,931
 Weighted average effective yield .......
 Variable Rate
 Book value .............................       --          3        94     1,127        213       582
 Weighted average effective yield .......
Liabilities
Total Domestic Deposits (3)
 Fixed Rate
 Book value .............................  $23,165    $ 5,874    $2,090    $  626    $   580   $59,736
 Weighted average effective rate ........
 Variable Rate
 Book value .............................    5,074      3,919     3,240     2,773      2,373    14,351
 Weighted average effective rate ........
Long-term debt (excluding obligations
 under capital leases) (4) ..............
 Fixed Rate
 Book value .............................    1,077        438       856     1,669        527     7,094
 Weighted average effective rate ........
 Variable Rate
 Book value .............................    3,411      3,031     4,193       923      1,670     2,261
 Weighted average effective rate ........
Trust preferred securities (4)
 Fixed Rate
 Book value .............................       --         --        --        --        600       862
 Weighted average effective rate ........
 Variable Rate
 Book value .............................       --         --        --        --         --       493
 Weighted average effective rate ........

(1) Expected maturities reflect the impact of prepayment assumptions.

(2) Expected maturities are based on contractual maturities.

(3) When measuring and managing market risk associated with domestic deposits, the Corporation considers its long-term relationships with depositors. The unrealized loss on domestic deposits in this table does not consider these long-term relationships.

(4) Expected maturities of long-term debt and trust preferred securities reflect the Corporation's ability to redeem such debt prior to contractual maturities.

     Risk management interest rate contracts are utilized in the ALM process. Such contracts, which are generally non-leveraged generic interest rate and basis swaps and options, allow the Corporation to effectively manage its interest rate risk position. As reflected in Table Ten, the total gross notional amount of the Corporation's ALM interest rate swaps on December 31, 1997 was $32.0 billion, with the Corporation receiving fixed on $28.2 billion, primarily converting variable-rate commercial loans to fixed rate, and receiving variable on $1.5 billion. The net receive fixed position of $26.8 billion on December 31, 1997 was essentially unchanged from December 31, 1996. In addition, the Corporation has $2.3 billion of basis swaps linked primarily to long-term debt.

     Table Ten also summarizes the expected maturities, weighted average pay and receive rates and the unrealized gains and losses on December 31, 1997 of the Corporation's ALM interest rate contracts. Floating rates represent the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates.

     The net unrealized appreciation of the ALM swap portfolio on December 31, 1997 was $280 million compared to net unrealized appreciation of $69 million on December 31, 1996, reflecting a decrease in interest rates when comparing December 31, 1997 to December 31, 1996. The amount of net realized deferred gains associated with terminated ALM swaps was $34 million on December 31, 1997 compared to $48 million of net realized deferred losses on December 31, 1996.

     To manage interest rate risk, the Corporation also utilizes interest rate option products, primarily caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. On December 31, 1997, the Corporation had a gross notional amount of $5.9 billion in outstanding interest rate option contracts used for ALM purposes compared to $6.4 billion on December 31, 1996. Such instruments are primarily linked to long-term debt, short-term borrowings and pools of similar residential mortgages and consist mainly of purchased options. On December 31, 1997, the net unrealized depreciation of ALM option products was $7 million compared to net unrealized appreciation of $2 million on December 31, 1996. The amount of net realized deferred gains associated with terminated ALM options was $13 million on December 31, 1997 compared to $4 million of net realized deferred gains on December 31, 1996.

     In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated liabilities. Foreign currency contracts involve the conversion of certain scheduled interest and principal payments denominated in foreign currencies. On December 31, 1997, these contracts had a notional value of $2.7 billion and a net market value of negative $67 million.

     The net unrealized appreciation in the estimated value of the ALM interest rate and net negative market value in the ALM foreign exchange portfolios should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage production activities, see the Noninterest Income section on page 18 and the Mortgage Servicing Rights section in Note One to the consolidated financial statements on page 53.

Table Ten
Asset and Liability Management Interest Rate Contracts
December 31, 1997
(Dollars in Millions, Average Expected Maturity in Years)



                                         Unrealized
                                        Gain/(Loss)
                                       -------------
Asset Conversion Swaps
Receive fixed generic ................     $203
 Notional amount .....................
 Weighted average receive rate .......
 Weighted average pay rate ...........
Pay fixed generic ....................      (19)
                                           ----
 Notional amount .....................
 Weighted average pay rate ...........
 Weighted average receive rate .......
Total asset conversion swaps .........     $184
                                           ====
 Notional amount .....................
Liability Conversion Swaps
Receive fixed generic ................     $100
 Notional amount .....................
 Weighted average receive rate .......
 Weighted average pay rate ...........
Pay fixed generic ....................       (3)
                                           -------
 Notional amount .....................
 Weighted average pay rate ...........
 Weighted average receive rate .......
Total liability conversion swaps .....     $ 97
                                           ======
 Notional amount .....................
 =======================================================================================================
Total receive fixed swaps ............     $303
 Notional amount .....................
 Weighted average receive rate .......
 Weighted average pay rate ...........
Total pay fixed swaps ................      (22)
 Notional amount .....................
 Weighted average pay rate ...........
 Weighted average receive rate .......
Basis Swaps ..........................       (1)
                                           -------
 Notional amount .....................
 Weighted average receive rate .......
 Weighted average pay rate ...........
Total Swaps ..........................     $280
                                           ======
 Notional amount .....................
 ========================================================================================================
Option Products
 Notional amount .....................       (7)
 Weighted average strike rate ........
 =======================================================================================================
Total Interest Rate Contracts ........     $273
                                          ======
 Notional amount .....................



                                                                       Expected Maturity
                                       ----------------------------------------------------------------------------------
                                                                                                                  After
                                           Total        1998        1999        2000        2001        2002       2002
                                       ------------ ----------- ----------- ----------- ----------- ----------- ---------
Asset Conversion Swaps
Receive fixed generic ................
 Notional amount .....................   $ 20,524     $ 1,000     $ 1,275     $ 6,325     $ 8,489     $ 3,435    $    --
 Weighted average receive rate .......       6.38%       5.67%       6.38%       6.40%       6.39%       6.54%        --%
 Weighted average pay rate ...........       5.91        5.94        5.89        5.87        5.91        5.95         --
Pay fixed generic ....................

 Notional amount .....................   $  1,371     $    --     $   250     $ 1,000     $    70     $    --    $    51
 Weighted average pay rate ...........       6.75%         --%       6.46%       6.70%       7.41%         --%      8.33%
 Weighted average receive rate .......       6.02          --        5.91        5.81        7.99          --       7.86
Total asset conversion swaps .........

 Notional amount .....................   $ 21,895     $ 1,000     $ 1,525     $ 7,325     $ 8,559     $ 3,435    $    51
Liability Conversion Swaps
Receive fixed generic ................
 Notional amount .....................   $  7,713     $ 1,687     $   826     $   308     $ 1,102     $   495    $ 3,295
 Weighted average receive rate .......       6.77%       6.69%       7.26%       6.79%       6.08%       6.92%      6.89%
 Weighted average pay rate ...........       6.24        6.57        7.51        6.13        5.97        5.85       5.92
Pay fixed generic ....................

 Notional amount .....................   $    116     $   100     $    --     $     8     $    --     $     8    $    --
 Weighted average pay rate ...........       8.86%       9.31%         --%       6.01%         --%       6.65%        --%
 Weighted average receive rate .......       5.56        5.32          --        5.84          --        5.91         --
Total liability conversion swaps .....

 Notional amount .....................   $  7,829     $ 1,787     $   826     $   316     $ 1,102     $   503    $ 3,295
 =============================================================================================================================
Total receive fixed swaps ............
 Notional amount .....................   $ 28,237     $ 2,687     $ 2,101     $ 6,633     $ 9,591     $ 3,930    $ 3,295
 Weighted average receive rate .......       6.49%       6.31%       6.73%       6.42%       6.36%       6.59%      6.89%
 Weighted average pay rate ...........       6.00        6.34        6.52        5.88        5.92        5.94       5.92
Total pay fixed swaps ................
 Notional amount .....................   $  1,487     $   100     $   250     $ 1,008     $    70     $     8    $    51
 Weighted average pay rate ...........       6.92%       9.31%       6.46%       6.69%       7.41%       6.65%      8.33%
 Weighted average receive rate .......       5.97        5.32        5.91        5.81        7.99        5.91       7.86
Basis Swaps ..........................

 Notional amount .....................   $  2,308     $   700     $ 1,125     $   218     $    96     $   169    $    --
 Weighted average receive rate .......       5.86%       5.72%       5.80%       5.91%       7.23%       5.96%        --%
 Weighted average pay rate ...........       5.92        5.85        5.84        6.00        7.27        5.92         --
Total Swaps ..........................

 Notional amount .....................   $ 32,032     $ 3,487     $ 3,476     $ 7,859     $ 9,757     $ 4,107    $ 3,346
 =============================================================================================================================
Option Products
 Notional amount .....................   $  5,902     $ 2,450     $ 2,825     $   143     $    85     $   163    $   236
 Weighted average strike rate ........       6.77%       6.35%       6.64%       8.13%       9.43%       7.70%     10.29%
 =============================================================================================================================
Total Interest Rate Contracts ........

 Notional amount .....................   $ 37,934     $ 5,937     $ 6,301     $ 8,002     $ 9,842     $ 4,270    $ 3,582



                                        Average
                                        Expected
                                        Maturity
                                       ---------
Asset Conversion Swaps
Receive fixed generic ................     3.12
 Notional amount .....................
 Weighted average receive rate .......
 Weighted average pay rate ...........
Pay fixed generic ....................     2.46

 Notional amount .....................
 Weighted average pay rate ...........
 Weighted average receive rate .......
Total asset conversion swaps .........

 Notional amount .....................
Liability Conversion Swaps
Receive fixed generic ................     5.03
 Notional amount .....................
 Weighted average receive rate .......
 Weighted average pay rate ...........
Pay fixed generic ....................     1.27

 Notional amount .....................
 Weighted average pay rate ...........
 Weighted average receive rate .......
Total liability conversion swaps .....

 Notional amount .....................
 ============================================================================================================================
Total receive fixed swaps ............     3.64
 Notional amount .....................
 Weighted average receive rate .......
 Weighted average pay rate ...........
Total pay fixed swaps ................     2.37
 Notional amount .....................
 Weighted average pay rate ...........
 Weighted average receive rate .......
Basis Swaps ..........................     1.47

 Notional amount .....................
 Weighted average receive rate .......
 Weighted average pay rate ...........
Total Swaps ..........................

 Notional amount .....................
 ============================================================================================================================
Option Products
 Notional amount .....................
 Weighted average strike rate ........
 ============================================================================================================================
Total Interest Rate Contracts ........

 Notional amount .....................

 Trading Portfolio

     The Corporation manages its exposure to market risk resulting from trading activities through a risk management function which is independent of the business units. Each major trading site is monitored by this risk management unit. Risk limits have been approved by the Corporation's Finance Committee, and daily earnings at risk limits are generally allocated to the business units. In addition to limits placed on these individual business units, limits are also imposed on the risks individual traders can take and on the amount of risk that can be concentrated in a particular product or market. Risk positions are monitored by business unit, risk management personnel and senior management on a daily basis. Business unit and risk management personnel are responsible for continual monitoring of the changing aggregate position of the portfolios under their responsibility, including projection of the profit or loss levels that could result from both normal and extreme market moves. If any market risk limits are inadvertently exceeded, the risk management unit ensures that actions are taken as necessary to bring portfolios within approved trading limits.

     To estimate potential losses that could result from adverse market movements, the factor based scenario model is used to calculate daily earnings at risk. This model breaks down yield curve movements into three underlying factors to produce sixteen yield curve scenarios used to estimate hypothetical profit or loss. Earnings at risk represents a one-day measurement of pretax earnings at risk from movements in market prices using the assumption that positions cannot be rehedged during the period of any prescribed price and volatility change. A 99-percent confidence level is utilized, which indicates that actual trading profits and losses may deviate from expected levels and exceed estimates approximately one day out of every 100 days of trading activity.

     Earnings at risk estimates are measured on a daily basis at the individual trading unit level, by type of trading activity and for all trading activities in the aggregate. Daily reports of estimates compared to respective limits are reviewed by senior management, and trading strategies are adjusted accordingly. In addition to the earnings at risk analysis, portfolios which have significant option positions are stress tested continually to simulate the potential loss that might occur due to unexpected market movements.

     Earnings at risk is measured on both a gross and uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On December 31, 1997, the gross estimates for aggregate interest rate, foreign exchange and equity and commodity trading activities were $52 million, $6 million and $3 million, respectively. Alternately, using a statistical measure which is more likely to capture the effects of market movements, the uncorrelated estimate on December 31, 1997 for aggregate trading activities was $22 million. Both measures indicate that the Corporation's primary risk exposure is related to its interest rate activities.

     Average daily trading revenues in 1997 approximated $1 million. During 1997, the Corporation's trading activities resulted in positive daily revenues for approximately 64 percent of total trading days. During 1997, the standard deviation of trading revenues was $4 million. Using this data, one can conclude that the aggregate trading activities should not result in exposure of more than $8 million for any one day, assuming 99-percent confidence. When comparing daily earnings at risk to trading revenues, daily earnings at risk will average considerably more due to the assumption of no corrective actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio. Instruments included in the Corporation's trading portfolio (including derivatives-dealer positions) and their fair values are disclosed in Notes Four and Eight of the notes to the consolidated financial statements on pages 59 and 67, respectively.


Credit Risk Management and Credit Portfolio Review

     In conducting business activities, the Corporation is exposed to the possibility that borrowers or counterparties may default on their obligations to the Corporation. Credit risk arises through the extension of loans, leases, factored accounts receivable, certain securities, letters of credit, financial guarantees and through counterparty risk on trading and capital markets transactions. To manage this risk, the Credit Policy group establishes policies and procedures to manage both on- and off-balance sheet credit risk and communicates and monitors the application of these policies and procedures throughout the Corporation.

     The Corporation's overall objective in managing credit risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a credit risk profile that is diverse in terms of product type, industry concentration, geographic distribution and borrower or counterparty concentration.

     The Credit Policy group works with lending officers, trading personnel and various other line personnel in areas that conduct activities involving credit risk and is involved in the implementation, refinement and monitoring of credit policies and procedures.

     The Corporation manages credit exposure to individual borrowers and counterparties on an aggregate basis including loans, leases, factored accounts receivable, securities, letters of credit, bankers' acceptances, derivatives and unfunded commitments. The creditworthiness of a borrower or counterparty is determined by experienced personnel, and limits are established for the total credit exposure to any one borrower or counterparty. Credit limits are subject to varying levels of approval by senior line and credit policy management. Total exposure to a borrower or counterparty is aggregated and measured against established limits.

     The originating credit officer assigns borrowers or counterparties an initial risk rating which is based on the amount of inherent credit risk and reviewed for appropriateness by senior line and credit policy personnel. Credits are monitored by line and credit policy personnel for deterioration in a borrower's or counterparty's financial condition which would impact the ability of the borrower or counterparty to perform under the contract. Risk ratings are adjusted as necessary.

     For consumer lending, credit scoring systems are utilized to provide standards for extension of credit. Consumer portfolio credit risk is monitored primarily using statistical models and actual payment experience to predict portfolio behavior.

     When required, the Corporation obtains collateral to support credit extensions and commitments. Generally, such collateral is in the form of real and personal property, cash on deposit or other highly liquid instruments. In certain circumstances, the Corporation obtains real property as security for some loans that are made on the general creditworthiness of the borrower and whose proceeds were not used for real estate-related purposes.

     The Corporation also manages exposure to a single borrower, industry, product-type or other concentration through syndications of credits, participations, loan sales and securitizations. Through Global Finance, the Corporation is a major participant in the syndications market. In a syndicated facility, each participating lender funds only its portion of the syndicated facility, therefore limiting its exposure to the borrower. The Corporation also identifies and reduces its exposure to funded borrower, product or industry concentrations through loan sales. Generally, these sales are without recourse to the Corporation.

     In conducting derivatives activities in certain jurisdictions, the Corporation reduces credit risk to any one counterparty through the use of legally enforceable master netting agreements which allow the Corporation to settle positive and negative positions with the same counterparty on a net basis. For more information on the Corporation's off-balance sheet credit risk, see Note Eight to the consolidated financial statements on page 65.

     An independent credit review group conducts ongoing reviews of credit activities and portfolios, reexamining on a regular basis risk assessments for credit exposures and overall compliance with policy.

     Loans, Leases and Factored Accounts Receivable Portfolio -- The Corporation's credit exposure is focused in its loans, leases and factored accounts receivable portfolio which totaled $143.8 billion on December 31, 1997. Table Fifteen presents a distribution of loans by category.

     Allowance for Credit Losses -- The Corporation's allowance for credit losses was $2.8 billion, or 1.94 percent of net loans, leases and factored accounts receivable on December 31, 1997, compared to $2.3 billion, or 1.89 percent, on December 31, 1996, with the increase in the allowance attributable to the acquisition of Boatmen's. Table Eleven provides an analysis of the changes in the allowance for credit losses. Total net charge-offs increased $200 million in 1997 to $798 million, or .54 percent of average loans, leases and factored accounts receivable, compared to $598 million, or .48 percent, in 1996. Higher net charge-offs were largely the result of an increase in the average loans, leases, and factored accounts receivable portfolio, attributable to both the Boatmen's acquisition and internal growth as well as deterioration in consumer credit quality experienced on an industry-wide basis. This resulted in increases in total consumer net charge-offs, which were partially offset by lower commercial net charge-offs during 1997.

Table Eleven
Allowance For Credit Losses
(Dollars in Millions)



                                                                1997           1996
                                                           -------------- --------------
Balance on January 1 .....................................    $ 2,315        $ 2,163
                                                              --------       --------
Loans, leases and factored accounts receivable
 charged off
 Commercial ..............................................       (149)          (150)
 Real estate commercial ..................................        (24)           (38)
 Real estate construction ................................         (3)            (5)
                                                              ----------     ----------
   Total commercial ......................................       (176)          (193)
                                                              ---------      ---------
 Residential mortgage ....................................        (15)           (12)
 Credit card .............................................       (474)          (272)
 Other consumer ..........................................       (406)          (329)
                                                              ---------      ---------
   Total consumer ........................................       (895)          (613)
                                                              ---------      ---------
 Lease financing .........................................        (16)            (4)
 Factored accounts receivable ............................        (19)           (26)
                                                              ---------      ---------
 Total loans, leases and factored accounts
   receivable charged off ................................     (1,106)          (836)
                                                              ---------      ---------
Recoveries of loans, leases and factored accounts
 receivable previously charged off
 Commercial ..............................................         79             66
 Real estate commercial ..................................         24             13
 Real estate construction ................................          6              2
                                                              ---------      ---------
   Total commercial ......................................        109             81
                                                              ---------      ---------
 Residential mortgage ....................................          3              2
 Credit card .............................................         79             60
 Other consumer ..........................................        108             85
                                                              ---------      ---------
   Total consumer ........................................        190            147
                                                              ---------      ---------
 Foreign .................................................         --             --
 Lease financing .........................................          2              1
 Factored accounts receivable ............................          7              9
                                                              ---------      ---------
 Total recoveries of loans, leases and factored
   accounts receivable previously charged off ............        308            238
                                                              ---------      ---------
 Net charge-offs .........................................       (798)          (598)
                                                              ---------      ---------
Provision for credit losses ..............................        800            605
Allowance applicable to loans of purchased
 companies and other .....................................        465            145
                                                              ---------      ---------
Balance on December 31 ...................................    $ 2,782        $ 2,315
                                                              =========      =========
Loans, leases and factored accounts receivable, net of
 unearned income, outstanding on December 31 .............    $143,792       $122,630
Allowance for credit losses as a percentage of loans,
 leases and factored accounts receivable, net of
 unearned income, outstanding on December 31 .............       1.94%          1.89%
Average loans, leases and factored accounts
 receivable, net of unearned income, outstanding
 during the year .........................................    $146,424       $123,403
Net charge-offs as a percentage of average loans,
 leases and factored accounts receivable, net of
 unearned income, outstanding during the year ............        .54%           .48%
Ratio of the allowance for credit losses on
 December 31 to net charge-offs ..........................        3.49           3.87
Allowance for credit losses as a percentage of
 nonperforming loans .....................................     273.34%        260.02%



                                                                1995           1994          1993
                                                           -------------- -------------- ------------
Balance on January 1 .....................................    $ 2,186        $ 2,169       $ 1,454
                                                              --------       --------      --------
Loans, leases and factored accounts receivable
 charged off
 Commercial ..............................................        (98)          (113)         (107)
 Real estate commercial ..................................        (25)           (32)          (84)
 Real estate construction ................................        (17)           (27)          (17)
                                                              --------       --------      --------
   Total commercial ......................................       (140)          (172)         (208)
                                                              --------       --------      --------
 Residential mortgage ....................................         (8)            (7)          (10)
 Credit card .............................................       (189)          (126)         (184)
 Other consumer ..........................................       (263)          (192)         (172)
                                                              ---------      ---------     --------
   Total consumer ........................................       (460)          (325)         (366)
                                                              ---------      ---------     --------
 Lease financing .........................................         (2)            (4)           (5)
 Factored accounts receivable ............................        (34)           (32)          (30)
                                                              ---------      ---------     ---------
 Total loans, leases and factored accounts
   receivable charged off ................................       (636)          (533)         (609)
                                                              ---------      ---------     ---------
Recoveries of loans, leases and factored accounts
 receivable previously charged off
 Commercial ..............................................         78             69            67
 Real estate commercial ..................................         15             17            21
 Real estate construction ................................          9             26            12
                                                              ---------      ---------     ---------
   Total commercial ......................................        102            112           100
                                                              ---------      ---------     ---------
 Residential mortgage ....................................          2              2             3
 Credit card .............................................         26             22            19
 Other consumer ..........................................         72             67            65
                                                              ---------      ---------     ---------
   Total consumer ........................................        100             91            87
                                                              ---------      ---------     ---------
 Foreign .................................................         --             --             1
 Lease financing .........................................          1              3             2
 Factored accounts receivable ............................         12             11             7
                                                              ---------      ---------     ---------
 Total recoveries of loans, leases and factored
   accounts receivable previously charged off ............        215            217           197
                                                              ---------      ---------     ---------
 Net charge-offs .........................................       (421)          (316)         (412)
                                                              ---------      ---------     ---------
Provision for credit losses ..............................        382            310           430
Allowance applicable to loans of purchased
 companies and other .....................................         16             23           697
                                                              ---------      ---------     ---------
Balance on December 31 ...................................    $ 2,163        $ 2,186       $ 2,169
                                                              =========      =========     =========
Loans, leases and factored accounts receivable, net of
 unearned income, outstanding on December 31 .............    $117,033       $103,371      $92,007
Allowance for credit losses as a percentage of loans,
 leases and factored accounts receivable, net of
 unearned income, outstanding on December 31 .............       1.85%          2.11%         2.36%
Average loans, leases and factored accounts
 receivable, net of unearned income, outstanding
 during the year .........................................    $110,650       $96,258       $80,058
Net charge-offs as a percentage of average loans,
 leases and factored accounts receivable, net of
 unearned income, outstanding during the year ............        .38%           .33%          .51%
Ratio of the allowance for credit losses on
 December 31 to net charge-offs ..........................        5.14           6.93          5.27
Allowance for credit losses as a percentage of
 nonperforming loans .....................................     306.49%        273.07%       193.38%

     Excluding increases that resulted from the acquisition of Boatmen's, management expects charge-offs in general to increase modestly in 1998, with increases in the consumer loan categories anticipated as the Corporation continues its efforts to shift the mix of the loan portfolio to a higher consumer loan concentration. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provision for credit losses.

     Portions of the allowance for credit losses are allocated to cover the estimated losses inherent in particular risk categories of loans. The allocation of the allowance for credit losses, as presented in Table Twelve, is based upon the Corporation's loss experience over a period of years and is adjusted for existing economic conditions as well as performance trends within specific portfolio segments and individual concentrations of credit.

     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Management believes that the allowance for credit losses is appropriate given its analysis of inherent credit losses on December 31, 1997.


Table Twelve
Allocation of the Allowance for Credit Losses
December 31
(Dollars in Millions)



                                1997               1996               1995               1994               1993
                         ------------------ ------------------ ------------------ ------------------ -------------------
                          Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount    Percent
                         -------- --------- -------- --------- -------- --------- -------- --------- -------- ----------
Commercial .............  $  818     29.4%   $  665     28.7%   $  626     28.9%   $  569     26.0%   $  510   23.5%
Real estate
 commercial ............     369     13.3       267     11.5       311     14.4       397     18.2       403  18.6
Real estate
 construction ..........     186      6.7       140      6.1       146      6.7       147      6.7       160    7.4
                          ------    -----    ------    -----    ------    -----    ------    -----    ------  -----
 Total commercial ......   1,373     49.4     1,072     46.3     1,083     50.0     1,113     50.9     1,073   49.5
                          ------    -----    ------    -----    ------    -----    ------    -----    ------  -----
Residential
 mortgage ..............      74      2.7        78      3.4        64      3.0        45      2.0        32    1.4
Credit card ............     279     10.0       216      9.3       209      9.7       152      7.0       119    5.5
Other consumer .........     369     13.3       281     12.1       291     13.4       211      9.7       199    9.2
                          ------    -----    ------    -----    ------    -----    ------    -----    ------  -----
 Total consumer ........     722     26.0       575     24.8       564     26.1       408     18.7       350   16.1
                          ------    -----    ------    -----    ------    -----    ------    -----    ------  -----
Foreign ................      31      1.1        23      1.0        21      1.0        19       .9         8     .4
Lease financing ........      72      2.6        61      2.6        36      1.7        26      1.2        16     .7
Factored accounts
 receivable ............      22       .8        20       .9        20       .9        13       .6        13     .6
Unallocated ............     562     20.1       564     24.4       439     20.3       607     27.7       709   32.7
                          ------    -----    ------    -----    ------    -----    ------    -----    ------  -----
                          $2,782    100.0%   $2,315    100.0%   $2,163    100.0%   $2,186    100.0%   $2,169  100.0%
                          ======    =====    ======    =====    ======    =====    ======    =====    ======  =====

     Nonperforming Assets -- On December 31, 1997, nonperforming assets were $1.1 billion, or .79 percent of net loans, leases, factored accounts receivable and foreclosed properties, compared to $1.0 billion, or .85 percent, on December 31, 1996. As presented in Table Thirteen, nonperforming loans were $1.0 billion at the end of 1997 compared to $890 million at the end of 1996. The allowance coverage of nonperforming loans was 273 percent on December 31, 1997 compared to 260 percent at the end of 1996.

     Foreclosed properties decreased to $117 million on December 31, 1997 compared to $153 million on December 31, 1996.

Table Thirteen
Nonperforming Assets
December 31
(Dollars in Millions)



                                                              1997          1996         1995         1994          1993
                                                          -----------   -----------   ---------   -----------   -----------
Nonperforming loans
 Commercial .............................................   $   293       $   342      $  271       $   362       $   474
 Real estate commercial .................................       157           145         196           201           318
 Real estate construction ...............................        18            28          16            66           142
                                                            -------       -------      ------       -------       -------
   Total commercial .....................................       468           515         483           629           934
                                                            -------       -------      ------       -------       -------
 Residential mortgage ...................................       272           215          87            66            77
 Other consumer .........................................       245           135         130            94            93
                                                            -------       -------      ------       -------       -------
   Total consumer ................................... ...       517           350         217           160           170
                                                            -------       -------      ------       -------       -------
 Foreign ................................................        --            --          --             3             8
 Lease financing ........................................        33            25           6             9            10
                                                            -------       -------      ------       -------       -------
 Total nonperforming loans ..............................     1,018           890         706           801         1,122
                                                            -------       -------      ------       -------       -------
Foreclosed properties ...................................       117           153         147           337           661
                                                            -------       -------      ------       -------       -------
 Total nonperforming assets .............................   $ 1,135       $ 1,043      $  853       $ 1,138       $ 1,783
                                                            =======       =======      ======       =======       =======
Nonperforming assets as a percentage of
 Total assets ...........................................       .43%          .56%        .46%          .67%         1.13%
 Loans, leases and factored accounts receivable, net of
   unearned income, and foreclosed properties ...........       .79           .85         .73          1.10          1.92

     The loss of income associated with nonperforming loans on December 31 and the cost of carrying foreclosed properties were:


                                                         1997       1996       1995       1994       1993
                                                       --------   --------   --------   --------   --------
Income that would have been recorded in accordance
 with original terms .................................  $ 128      $ 103      $ 102      $  96      $  80
Less income actually recorded ........................    (49)       (35)       (27)       (31)       (34)
                                                        -----      -----      -----      -----      -----
Loss of income .......................................  $  79      $  68      $  75      $  65      $  46
                                                        =====      =====      =====      =====      =====
Cost of carrying foreclosed properties ...............  $   9      $   8      $  13      $  24      $  18
                                                        =====      =====      =====      =====      =====

 On December 31, 1997, there were no material commitments to lend additional funds with respect to nonperforming loans.

     Internal loan workout units are devoted to the management and/or collection of certain nonperforming assets as well as certain performing loans. Management believes concerted collection strategies and a proactive approach to managing overall credit risk have expedited the disposition, collection and renegotiation of nonperforming and other lower-quality assets. As part of this process, management routinely evaluates all reasonable alternatives, including the sale of assets individually or in groups, and selects the optimal strategy.

     Loans Past Due 90 Days or More -- Table Fourteen presents total loans past due 90 days or more and still accruing interest. On December 31, 1997, loans past due 90 days or more and still accruing interest were $315 million, or .22 percent of net loans, leases and factored accounts receivable, compared to $245 million, or .20 percent, on December 31, 1996. The increase of $70 million was the result of deterioration in consumer credit quality experienced on an industry-wide basis and the Boatmen's acquisition.


Table Fourteen
Loans Past Due 90 Days or More and Still Accruing Interest
December 31
(Dollars in Millions)


                                                 1997                      1996
                                       ------------------------   -----------------------
                                        Amount     Percent (1)     Amount     Percent (1)
                                       --------   -------------   --------   ------------
Commercial ...........................   $ 34           .06%        $ 38          .08%
Real estate commercial ...............     10           .14           13          .24
Real estate construction .............      4           .11            5          .17
                                         ----          ----         ----         ----
 Total commercial ....................     48           .07           56          .10
                                         ----          ----         ----         ----
Residential mortgage .................     64           .23           45          .16
Credit card ..........................    149          2.17          105         1.56
Other consumer .......................     46           .17           30          .15
                                         ----          ----         ----         ----
 Total consumer ......................    259           .42          180          .33
                                         ----          ----         ----         ----
Factored accounts receivable .........      8           .74            9          .86
                                         ----          ----         ----         ----
   Total .............................   $315           .22         $245          .20
                                         ====          ====         ====         ====

(1) Represents amounts past due 90 days or more and still accruing interest as a percentage of net loans for each loan category and as a percentage of net loans, leases and factored accounts receivable for total loans.


     Concentrations of Credit Risk -- In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Seventeen and Eighteen. Table Fifteen presents the distribution of loans, leases and factored accounts receivable by category.

Table Fifteen
Distribution of Loans, Leases and Factored Accounts Receivable
December 31
(Dollars in Millions)


                                           1997                 1996
                                   -------------------- --------------------
                                     Amount    Percent    Amount    Percent
                                   ---------- --------- ---------- ---------
Domestic
 Commercial ......................  $ 60,184     41.9%   $ 50,270     41.0%
 Real estate commercial ..........     7,221      5.0       5,445      4.4
 Real estate construction ........     3,805      2.6       2,863      2.3
                                    --------    -----    --------    -----
  Total commercial ...............    71,210     49.5      58,578     47.7
                                    --------    -----    --------    -----
 Residential mortgage ............    27,761     19.3      27,963     22.8
 Credit card .....................     6,866      4.8       6,747      5.5
 Other consumer ..................    27,121     18.8      20,595     16.8
                                    --------    -----    --------    -----
  Total consumer .................    61,748     42.9      55,305     45.1
                                    --------    -----    --------    -----
 Lease financing .................     5,064      3.5       4,198      3.4
 Factored accounts
  receivable .....................     1,074       .8       1,047       .9
                                    --------    -----    --------    -----
                                     139,096     96.7     119,128     97.1
                                    --------    -----    --------    -----
Foreign
 Commercial and industrial
  companies ......................     3,070      2.2       2,229      1.8
 Banks and other financial
  institutions ...................       773       .5         599       .5
 Governments and official
  institutions ...................        --       --          --       --
 Lease financing .................       853       .6         674       .6
                                    --------    -----    --------    -----
                                       4,696      3.3       3,502      2.9
                                    --------    -----    --------    -----
Total loans, leases and
 factored accounts receivable,
 net of unearned income ..........  $143,792    100.0%   $122,630    100.0%
                                    ========    =====    ========    =====

                                           1995                 1994                 1993
                                   -------------------- -------------------- ---------------------
                                     Amount    Percent    Amount    Percent    Amount     Percent
                                   ---------- --------- ---------- --------- ---------- ----------
Domestic
 Commercial ......................  $ 47,989     41.0%   $ 44,665     43.1%   $40,808       44.3%
 Real estate commercial ..........     6,183      5.3       7,349      7.1      8,239        9.0
 Real estate construction ........     2,976      2.5       2,981      2.9      3,256        3.5
                                    --------    -----    --------    -----    -------      -----
  Total commercial ...............    57,148     48.8      54,995     53.1     52,303       56.8
                                    --------    -----    --------    -----    -------      -----
 Residential mortgage ............    24,026     20.6      17,244     16.7     12,689       13.8
 Credit card .....................     6,532      5.6       4,753      4.6      3,728        4.1
 Other consumer ..................    22,287     19.0      20,511     19.9     19,326       21.0
                                    --------    -----    --------    -----    -------      -----
  Total consumer .................    52,845     45.2      42,508     41.2     35,743       38.9
                                    --------    -----    --------    -----    -------      -----
 Lease financing .................     3,264      2.8       2,440      2.4      1,729        1.9
 Factored accounts
  receivable .....................       991       .8       1,004      1.0      1,001        1.1
                                    --------    -----    --------    -----    -------      -----
                                     114,248     97.6     100,947     97.7     90,776       98.7
                                    --------    -----    --------    -----    -------      -----
Foreign
 Commercial and industrial
  companies ......................     1,635      1.4       1,183      1.1        510         .5
 Banks and other financial
  institutions ...................       609       .5         795       .8        446         .5
 Governments and official
  institutions ...................         7       --           6       --         22         --
 Lease financing .................       534       .5         440       .4        253         .3
                                    --------    -----    --------    -----    -------      -----
                                       2,785      2.4       2,424      2.3      1,231        1.3
                                    --------    -----    --------    -----    -------      -----
Total loans, leases and
 factored accounts receivable,
 net of unearned income ..........  $117,033    100.0%   $103,371    100.0%   $92,007      100.0%
                                    ========    =====    ========    =====    =======      =====

     The following section discusses credit risk in the loan portfolio, including net charge-offs by loan categories as presented in Table Sixteen.

Table Sixteen
Net Charge-offs in Dollars and as a Percentage of Average Loans Outstanding (Dollars in Millions)


                                            1997               1996             1995             1994              1993
                                     ------------------- ---------------- ---------------- ---------------- -------------------
Commercial .........................   $70         .12%   $ 84      .17%   $ 20      .04%   $ 44      .11%    $40         .11%
Real estate commercial and
  construction .....................    (3)       n/m       28      .30      18      .17      16      .15      68         .71
                                       ------     ----    ----     ----    ----     ----    ----     ----     -----      ----
  Total commercial .................    67         .09     112      .19      38      .07      60      .11     108         .24
                                       -----      ----    ----     ----    ----     ----    ----     ----     -----      ----
Residential mortgage ...............    12         .04      10      .03       6      .03       5      .03       7         .06
Credit card ........................   395        6.02     212     3.58     163     3.40     104     2.76     165        3.99
Other consumer .....................   298        1.12     244     1.09     191      .87     125      .63     107         .65
                                       -----      ----    ----     ----    ----     ----    ----     ----     -----      ----
  Total consumer ...................   705        1.09     466      .82     360      .76     234      .60     279         .88
                                       -----      ----    ----     ----    ----     ----    ----     ----     -----      ----
Foreign ............................    --          --      --       --      --       --      --       --      (1)       n/m
Lease financing ....................    14         .24       3      .08       1      .03       1      .04       3         .18
Factored accounts receivable .......    12        1.00      17     1.45      22     1.91      21     1.68      23        2.14
                                       -----      ----    ----     ----    ----     ----    ----     ----     -----      ----
  Total net charge-offs ............   $798        .54    $598      .48    $421      .38    $316      .33     $412        .51
                                       =====      ====    ====     ====    ====     ====    ====     ====     =====      ====
Selected managed net charge-offs
  and ratios (1):
Managed credit cards ...............   $591       6.49%   $370     4.54%   $242     3.95%   $183     3.59%    $174       4.00%
Managed other consumer loans .......   332        1.14     264     1.07     191      .87     125      .63     107         .65

 n/m = not meaningful
(1) Includes both on-balance sheet and securitized loans.
   Net charge-offs for each loan type are calculated as a percentage of average outstanding or managed loans for each loan category. Total net charge-offs are calculated based on total average outstanding loans, leases and factored accounts receivable.

     Real Estate -- Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, foreclosed properties and other credit exposures are presented in Table Seventeen. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.

     Total nonresidential real estate commercial and construction loans totaled $11.0 billion, or 8 percent of net loans, leases and factored accounts receivable, on December 31, 1997 compared to $8.3 billion, or 7 percent, at the end of 1996 with the increase due to the acquisition of Boatmen's. Excluding the Boatmen's acquisition, real estate commercial and construction loans decreased as a result of the Corporation's efforts to lower its exposure to this line of business. Real estate loans past due 90 days or more and still accruing interest were $14 million, or .13 percent of total real estate loans, on December 31, 1997 compared to $18 million, or .22 percent, on December 31, 1996.

     The exposures included in Table Seventeen do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on December 31, 1997, the Corporation had approximately $9.4 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.

Table Seventeen
Real Estate Commercial and Construction Loans, Foreclosed Properties and Other Real Estate Credit Exposures
December 31, 1997
(Dollars in Millions)



                                                              Loans (1)                             Other
                                                    -----------------------------  Foreclosed      Credit
                                                     Outstanding   Nonperforming   Properties   Exposures (2)
                                                    ------------- --------------- ------------ --------------
By Geographic Region (3):
Missouri, Kansas, Illinois, Iowa and Arkansas .....    $ 2,364          $ 38           $ 6         $  156
Florida and Georgia ...............................      2,260            38            19            464
Texas, Oklahoma and New Mexico ....................      1,500            21             5            353
Maryland, District of Columbia and Virginia .......      1,249            22            14            366
North Carolina and South Carolina .................      1,209            26             6            164
Other states ......................................      2,444            30             7            624
                                                       -------          ----           ---         ------
                                                       $11,026          $175           $57         $2,127
                                                       =======          ====           ===         ======
By Property Type:
Apartments ........................................    $ 1,742          $  7           $--         $  835
Office buildings ..................................      1,720            15             7            121
Residential .......................................      1,565            24             4             75
Shopping centers/retail ...........................      1,430            44             3            461
Hotels ............................................        935            14             1            117
Industrial/warehouse ..............................        832            14             1             22
Land and land development .........................        713            19            31             95
Resorts/golf courses ..............................        412            --            --              3
Commercial-other ..................................        343            10             4            141
Unsecured .........................................        232             2            --             41
Multiple use ......................................        111             4             1              2
Other .............................................        991            22             5            214
                                                       -------          ----           ---         ------
                                                       $11,026          $175           $57         $2,127
                                                       =======          ====           ===         ======

(1) On December 31, 1997, the Corporation had unfunded binding real estate commercial and construction loan commitments.

(2) Other credit exposures include letters of credit and loans held for sale.

(3) Distribution based on geographic location of collateral.

     Other Industries -- Table Eighteen presents selected industry credit exposures, commercial loans, factored accounts receivable and lease financings. Commercial loan outstandings totaled $60.2 billion and $50.3 billion on December 31, 1997 and 1996, respectively, or 42 percent and 41 percent of net loans, leases and factored accounts receivable, respectively. This increase, due largely to the addition of Boatmen's and core loan growth, was partially offset by the impact of the $4.2-billion commercial loan securitization in the third quarter of 1997. The Corporation had commercial loan net charge-offs in 1997 of $70 million, or .12 percent of average commercial loans, compared to $84 million, or .17 percent of average commercial loans, in 1996. Excluding a $40-million charge-off of one large retail credit, commercial loan net charge-offs were $30 million, or .05 percent of average commercial loans, in 1997. Commercial loans past due 90 days or more and still accruing interest were $34 million, or .06 percent of commercial loans, on December 31, 1997 compared to $38 million, or .08 percent, on December 31, 1996. Nonperforming commercial loans were $293 million, or .49 percent of commercial loans, on December 31, 1997, compared to $342 million, or .68 percent, on December 31, 1996.

Table Eighteen
Selected Industry Loans, Leases and Factored Accounts Receivable, Net of Unearned Income
December 31, 1997
(Dollars in Millions)

                                                          Outstanding
                                                          ------------
            Health care ..........................          $4,222
            Food, including agribusiness .........           3,657
            Machinery and equipment, excluding defense       3,180
            Automotive, excluding trucking .......           3,154
            Oil and gas ..........................           3,086
            Leisure and sports ...................           3,059
            Media ................................           2,976
            Textiles and apparel, excluding retail           2,930
            Retail ...............................           2,539
            Telecommunications ...................           2,185

     Consumer -- On December 31, 1997 and 1996, total consumer loan outstandings totaled $61.7 billion and $55.3 billion, respectively, representing 43 percent of net loans, leases and factored accounts receivable on December 31, 1997. This increase, due mainly to the addition of Boatmen's and core loan growth, was net of mortgage and other consumer loan securitizations of $8.1 billion and $500 million, respectively, during 1997. Credit card net charge-offs during 1997 caused most of the increase in total consumer net charge-offs and were due mainly to deterioration in consumer credit quality experienced on an industry-wide basis. A secondary factor causing the higher levels of net charge-offs during 1997 was an increase in other consumer net charge-offs, primarily the result of the Boatmen's acquisition. In addition to the credit card and other consumer loans reported in the financial statements, the Corporation manages credit card and consumer receivables which have been securitized and is continuing its efforts to shift the loan portfolio mix to a higher consumer concentration.

     Average credit card receivables managed by the Card Services group (excluding private label credit cards) increased to $9.1 billion in 1997 compared to $8.1 billion in 1996. Average securitized credit card loans totaled $2.6 billion during 1997 compared to $2.2 billion during 1996.

     Average managed other consumer loans, which includes direct and indirect consumer loans and home equity lines, as well as indirect auto loan and consumer finance securitizations, were $29.2 billion in 1997, compared to $24.6 billion in 1996. Both the increase in loans and higher net charge-offs during 1997 were due primarily to the acquisition of Boatmen's.

     Total consumer loans past due 90 days or more and still accruing interest were $259 million, or .42 percent of total consumer loans, on December 31, 1997 compared to $180 million, or .33 percent, at the end of 1996. Total consumer nonperforming loans were $517 million, or .84 percent of total consumer loans, on December 31, 1997 compared to $350 million, or .63 percent, on December 31, 1996. The increases in these categories were due to the previously mentioned deterioration in consumer credit quality experienced on an industry-wide basis and the acquisition of Boatmen's.

     Foreign -- Foreign outstandings include loans and leases, interest-bearing deposits with foreign banks, bankers' acceptances and other investments. The Corporation's foreign commercial outstandings totaled $17.0 billion, $8.1 billion and $3.8 billion on December 31, 1997, 1996 and 1995, respectively. The Corporation had foreign outstandings of $2.3 billion with Germany, $2.4 billion with countries in Asia (primarily Japan), $3.3 billion with France and $3.8 billion with Canada on December 31, 1997. There were no foreign outstandings to any country greater than 1 percent of total assets on December 31, 1996 and 1995.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

Table Nineteen
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)


                                                                             1997 Quarters
                                                         ------------------------------------------------------
                                                            Fourth        Third        Second         First
                                                         ------------ ------------- ------------ --------------
Interest income ........................................  $   4,288     $   4,155     $  4,109      $ 4,027
Interest expense .......................................      2,300         2,183        2,121        2,077
Net interest income (taxable-equivalent) ...............      2,018         2,001        2,017        1,978
Net interest income ....................................      1,988         1,972        1,988        1,950
Provision for credit losses ............................        230           190          190          190
Gains (losses) on sales of securities ..................         62            19           29           43
Noninterest income .....................................      1,500         1,224        1,165        1,113
Foreclosed properties expense (income) .................          3             5            4           (2)
Merger-related charge ..................................         --            --           --           --
Other noninterest expense ..............................      2,051         1,788        1,798        1,810
Income before income taxes .............................      1,266         1,232        1,190        1,108
Income tax expense .....................................        448           444          428          399
Net income .............................................        818           788          762          709
Net income (excluding merger-related charge) ...........        818           788          762          709
Earnings per common share ..............................       1.15          1.11         1.05          .97
Earnings per common share (excluding
 merger-related charge) ................................       1.15          1.11         1.05          .97
Diluted earnings per common share ......................       1.12          1.08         1.02          .94
Diluted earnings per common share (excluding
 merger-related charge) ................................       1.12          1.08         1.02          .94
Dividends per common share .............................        .38           .33          .33          .33
Yield on average earning assets ........................       7.87%         7.93%        7.97%        7.85%
Rate on average interest-bearing liabilities ...........       4.89          4.83         4.76         4.68
Net interest spread ....................................       2.98          3.10         3.21         3.17
Net interest yield .....................................       3.68          3.80         3.89         3.83
Average total assets ..................................   $ 253,342     $ 241,867     $240,508     $242,206
Average total deposits .................................    132,394       132,651      134,661      134,976
Average total shareholders' equity .....................     20,366        19,678       20,057       20,654
Return on average assets ...............................       1.28%         1.29%        1.27%        1.19%
Return on average assets (excluding merger-related
 charge) ...............................................       1.28          1.29         1.27         1.19
Return on average common shareholders'
 equity (1) ............................................      15.93         15.91        15.25        13.96
Return on average common shareholders'
 equity (excluding merger-related charge) (1) ..........      15.93         15.91        15.25        13.96
Cash basis financial data (2)
 Earnings per common share .............................   $   1.31      $   1.27      $  1.21      $  1.10
 Earnings per common share (excluding
  merger-related charge) ...............................       1.31          1.27         1.21         1.10
 Diluted earnings per common share .....................       1.28          1.23         1.17         1.07
 Diluted earnings per common share (excluding
  merger-related charge) ...............................       1.28          1.23         1.17         1.07
 Return on average tangible assets .....................       1.52%         1.53%        1.51%        1.40%
 Return on average tangible assets (excluding
   merger-related charge) ...............................      1.52          1.53         1.51         1.40
 Return on average tangible common shareholders'
  equity (1) ...........................................      33.86         31.96        30.59        26.38
 Return on average tangible common shareholders'
  equity (excluding merger-related charge) (1) .........      33.86         31.96        30.59        26.38
Market price per share of common stock
 High for the period ...................................   $   66 3/8     $71 11/16     $   70      $    65
 Low for the period ....................................         55        56 5/8           54           48
 Closing price .........................................       60 13/16    61 7/8      64 9/16       55 1/2
Tier 1 capital ratio ...................................       6.50%         7.00%        6.83%        7.06%
Total capital ratio ....................................      10.89         11.56        11.32        11.58



                                                                             1996 Quarters
                                                         ------------------------------------------------------
                                                            Fourth        Third        Second         First
                                                         ------------ ------------ -------------- -------------
Interest income ........................................   $  3,358     $  3,423      $ 3,442       $   3,573
Interest expense .......................................      1,768        1,828        1,855           2,016
Net interest income (taxable-equivalent) ...............      1,612        1,616        1,611           1,584
Net interest income ....................................      1,590        1,595        1,587           1,557
Provision for credit losses ............................        150          145          155             155
Gains (losses) on sales of securities ..................         33           26           (6)             14
Noninterest income .....................................        958          886          917             885
Foreclosed properties expense (income) .................          7            6            7              --
Merger-related charge ..................................         --           --           --             118
Other noninterest expense ..............................      1,466        1,400        1,405           1,394
Income before income taxes .............................        958          956          931             789
Income tax expense .....................................        326          331          326             276
Net income .............................................        632          625          605             513
Net income (excluding merger-related charge) ...........        632          625          605             590
Earnings per common share ..............................       1.09         1.06         1.00             .85
Earnings per common share (excluding
 merger-related charge) ................................       1.09         1.06          1.00            .98
Diluted earnings per common share ......................       1.07         1.05           .99            .84
Diluted earnings per common share (excluding
 merger-related charge) ................................       1.07         1.05           .99            .96
Dividends per common share .............................        .33          .29           .29            .29
Yield on average earning assets ........................       7.86%        7.87%        7.80%           7.80%
Rate on average interest-bearing liabilities ...........       4.77         4.84          4.83           4.97
Net interest spread ....................................       3.09         3.03          2.97           2.83
Net interest yield .....................................       3.75         3.69          3.62           3.43
Average total assets ...................................   $194,321     $197,923      $202,796      $ 208,617
Average total deposits .................................    105,765      107,715       109,988        106,906
Average total shareholders' equity .....................     13,224       13,133        13,552         13,144
Return on average assets ...............................       1.29%        1.26%        1.20%            .99%
Return on average assets (excluding merger-related
 charge) ...............................................       1.29         1.26          1.20           1.14
Return on average common shareholders'
 equity (1) ............................................      19.06        19.00         18.00          15.71
Return on average common shareholders'
 equity (excluding merger-related charge) (1) ..........      19.06        19.00         18.00          18.07
Cash basis financial data (2)
 Earnings per common share .............................    $  1.16      $  1.12       $  1.05       $    .89
 Earnings per common share (excluding
  merger-related charge) ...............................       1.16         1.12          1.05           1.02
 Diluted earnings per common share .....................       1.14         1.11          1.04            .88
 Diluted earnings per common share (excluding
  merger-related charge) ...............................       1.14         1.11          1.04           1.00
 Return on average tangible assets .....................       1.38%        1.34%        1.28%           1.05%
 Return on average tangible assets (excluding
  merger-related charge) ...............................       1.38         1.34          1.28           1.20
 Return on average tangible common shareholders'
  equity (1) ...........................................      23.81        23.56         22.00          19.14
 Return on average tangible common shareholders'
  equity (excluding merger-related charge) (1) .........      23.81        23.56         22.00          21.85
Market price per share of common stock
 High for the period ...................................   $ 52 5/8     $47 1/16      $42 5/16      $40 11/16
 Low for the period ....................................     43 1/8      38 3/16       37 3/8         32 3/16
 Closing price .........................................     48 7/8      43 7/16      41 5/16         40 1/16
Tier 1 capital ratio ...................................       7.76%        7.05%        7.58%           7.35%
Total capital ratio ....................................      12.66        12.05        11.93            11.71

(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

Table Twenty
Quarterly Taxable-Equivalent Data
(Dollars in Millions)

                                                                        Fourth Quarter 1997              Third Quarter 1997
                                                                  ------------------------------- --------------------------------
                                                                    Average                         Average
                                                                    Balance     Income              Balance     Income
                                                                     Sheet        or     Yields/     Sheet        or      Yields/
                                                                    Amounts    Expense    Rates     Amounts    Expense     Rates
                                                                  ----------- --------- --------- ----------- --------- ----------
Earning assets
 Loans and leases, net of unearned income (1)
  Commercial ....................................................  $ 58,210    $1,216      8.30%   $ 59,826    $1,258       8.34%
  Real estate commercial ........................................     7,385       168      8.99       7,747       172       8.82
  Real estate construction ......................................     3,850        85      8.71       3,731        83       8.81
                                                                   --------    ------     -----    --------    ------      -----
   Total commercial .............................................    69,445     1,469      8.40      71,304     1,513       8.42
                                                                   --------    ------     -----    --------    ------      -----
  Residential mortgage ..........................................    27,419       531      7.73      32,318       635       7.84
  Credit card ...................................................     6,541       198     12.00       6,841       209      12.10
  Other consumer ................................................    26,929       667      9.83      26,482       640       9.60
                                                                   --------    ------     -----    --------    ------      -----
   Total consumer ...............................................    60,889     1,396      9.11      65,641     1,484       9.00
                                                                   --------    ------     -----    --------    ------      -----
  Foreign .......................................................     3,530        67      7.50       3,770        66       6.89
  Lease financing ...............................................     5,873       113      7.74       5,821       112       7.68
                                                                   --------    ------     -----    --------    ------      -----
   Total loans and leases, net ..................................   139,737     3,045      8.66     146,536     3,175       8.61
                                                                   --------    ------     -----    --------    ------      -----
 Securities
  Held for investment ...........................................     1,231        20      6.26       1,424        22       6.23
  Available for sale (2) ........................................    39,059       666      6.81      24,625       427       6.92
                                                                   --------    ------     -----    --------    ------      -----
   Total securities .............................................    40,290       686      6.79      26,049       449       6.88
                                                                   --------    ------     -----    --------    ------      -----
 Loans held for sale ............................................     1,762        31      7.08       1,253        24       7.40
 Federal funds sold and securities purchased under
  agreements to resell ..........................................    12,610       168      5.29      11,468       158       5.47
 Time deposits placed and other short-term investments ..........     2,175        38      6.93       1,755        26       5.93
 Trading account securities (3) .................................    21,715       350      6.41      22,617       352       6.21
                                                                   --------    ------     -----    --------    ------      -----
   Total earning assets (4) .....................................   218,289     4,318      7.87     209,678     4,184       7.93
Cash and cash equivalents .......................................     8,793                           8,552
Factored accounts receivable ....................................     1,227                           1,199
Other assets, less allowance for credit losses ..................    25,033                          22,438
                                                                   --------                        --------
   Total assets .................................................  $253,342                        $241,867
                                                                   ========                        ========
Interest-bearing liabilities
 Savings ........................................................  $  9,479        48      1.98    $  9,754        49       1.98
 NOW and money market deposit accounts ..........................    39,922       258      2.58      40,665       262       2.55
 Consumer CDs and IRAs ..........................................    36,930       488      5.24      37,549       493       5.21
 Negotiated CDs, public funds and other time deposits ...........     2,701        39      5.63       3,114        43       5.54
 Foreign time deposits ..........................................    10,622       150      5.60       9,668       133       5.43
 Federal funds purchased, securities sold under agreements to
  repurchase and other short-term borrowings ....................    47,433       659      5.51      40,304       571       5.62
 Trading account liabilities (3) ................................    11,522       190      6.54      10,231       163       6.30
 Long-term debt (5) .............................................    28,392       468      6.59      28,416       469       6.60
                                                                   --------    ------     -----    --------    ------      -----
   Total interest-bearing liabilities (6) .......................   187,001     2,300      4.89     179,701     2,183       4.83
                                                                   --------    ------     -----    --------    ------      -----
Noninterest-bearing sources
 Noninterest-bearing deposits ...................................    32,740                          31,901
 Other liabilities ..............................................    13,235                          10,587
 Shareholders' equity ...........................................    20,366                          19,678
                                                                   --------                        --------
   Total liabilities and shareholders' equity ...................  $253,342                        $241,867
                                                                   ========                        ========
Net interest spread .............................................                          2.98                             3.10
Impact of noninterest-bearing sources ...........................                           .70                              .70
                                                                               ------     -----                ------      -----
Net interest income/yield on earning assets .....................              $2,018      3.68%               $2,001       3.80%
                                                                               ======     =====                ======      =====

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

(4) Interest income includes taxable-equivalent adjustments of $30, $29, $29 and $28 in the fourth, third, second and first quarters of 1997, respectively, and $22 in the fourth quarter of 1996. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $26, $25, $34 and $48 in the fourth, third, second and first quarters of 1997, respectively, and $31 in the fourth quarter of 1996.

(5) Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying linked liabilities $11, $8, $11 and $10 in the fourth, third, second and first quarters of 1997, respectively, and $1 in the fourth quarter of 1996.

        Second Quarter 1997                   First Quarter 1997                    Fourth Quarter 1996
-----------------------------------   -----------------------------------   ------------------------------------
  Average                               Average                               Average
  Balance       Income                  Balance       Income                  Balance       Income
   Sheet          or       Yields/       Sheet          or       Yields/       Sheet          or        Yields/
Amounts        Expense      Rates       Amounts      Expense      Rates       Amounts      Expense       Rates
-----------   ---------   ---------   -----------   ---------   ---------   -----------   ---------   ----------
 $ 60,133      $1,265        8.43%     $ 59,542      $1,229        8.38%     $ 49,987      $1,044         8.30%
    8,446         191        9.09         8,646         190        8.90         5,388         122         9.00
    3,765          88        9.43         3,778          84        8.98         3,084          67         8.74
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   72,344       1,544        8.56        71,966       1,503        8.47        58,459       1,233         8.39
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   33,848         658        7.79        32,072         621        7.78        28,174         548         7.77
    7,102         211       11.93         7,170         205       11.60         6,363         185        11.58
   26,154         628        9.61        26,872         632        9.54        20,581         503         9.69
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   67,104       1,497        8.94        66,114       1,458        8.91        55,118       1,236         8.93
 --------      ------       -----      --------      ------       -----      --------      ------        -----
    3,119          56        7.29         3,283          56        6.86         2,701          47         6.89
    5,546         107        7.69         5,316         103        7.79         4,614          87         7.66
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  148,113       3,204        8.67       146,679       3,120        8.61       120,892       2,603         8.57
 --------      ------       -----      --------      ------       -----      --------      ------        -----
    1,647          24        5.94         1,920          29        6.05         2,585          36         5.55
   20,851         361        6.93        20,740         356        6.89        11,540         205         7.10
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   22,498         385        6.86        22,660         385        6.82        14,125         241         6.82
 --------      ------       -----      --------      ------       -----      --------      ------        -----
      819          16        7.91         1,062          17        6.49           802          15         7.31
   11,478         169        5.91        13,370         188        5.70        12,291         162         5.24
    2,303          31        5.36         2,228          28        5.11         1,991          25         4.86
   22,793         333        5.84        22,848         317        5.60        21,148         334         6.32
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  208,004       4,138        7.97       208,847       4,055        7.85       171,249       3,380         7.86
    8,637                                 9,178                                 7,720
    1,188                                 1,078                                 1,256
   22,679                                23,103                                14,096
 --------                              --------                              --------
 $240,508                              $242,206                              $194,321
 ========                              ========                              ========
 $ 10,096          50        2.00      $ 10,220          53        2.10      $  8,607          46         2.12
   41,792         272        2.60        42,138         273        2.64        30,634         191         2.47
   38,481         501        5.22        39,458         507        5.21        30,870         405         5.22
    3,459          47        5.47         3,555          47        5.31         2,544          35         5.53
    9,523         125        5.30         9,278         118        5.14         9,139         117         5.10
   38,793         524        5.42        39,828         509        5.18        33,928         455         5.34
    9,376         160        6.85         9,949         165        6.73         9,314         152         6.48
   27,260         442        6.49        25,244         405        6.50        22,702         367         6.53
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  178,780       2,121        4.76       179,670       2,077        4.68       147,738       1,768         4.77
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   31,310                                30,327                                23,971
   10,361                                11,555                                 9,388
   20,057                                20,654                                13,224
 --------                              --------                              --------
 $240,508                              $242,206                              $194,321
 ========                              ========                              ========
                             3.21                                  3.17                                   3.09
                              .68                                   .66                                    .66
               ------       -----                    ------       -----                    ------        -----
               $2,017        3.89%                   $1,978        3.83%                   $1,612         3.75%
               ======       =====                    ======       =====                    ======        =====

1996 Compared to 1995

     The following discussion and analysis provides a comparison of the Corporation's results of operations for the years ended December 31, 1996 and 1995. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 45 through 79.


Overview
     The Corporation's continued earnings momentum was demonstrated through a 26-percent increase in operating net income to $2.45 billion in 1996 compared to $1.95 billion in 1995. Operating earnings per common share for 1996 increased 16 percent to $4.13 from $3.56 in 1995. Including a merger-related charge of $118 million ($77 million, net of tax), net income increased 22 percent to $2.38 billion while earnings per common share rose 12 percent to $4.00 and diluted earnings per common share increased 11 percent to $3.92, respectively.


Business Unit Operations
     The General Bank's 1996 earnings increased 35 percent to $1.6 billion. Return on average equity increased approximately 300 basis points to 22 percent in 1996. Revenue growth and expense control led to a 520-basis point improvement in the efficiency ratio in 1996 to 58.6 percent.

     Global Finance's earnings rose to $635 million in 1996. Return on average equity remained constant at 16 percent in 1996. The efficiency ratio improved slightly to 53.5 percent.

     Financial Services' earnings rose 29 percent to $166 million in 1996. Return on average equity remained constant at 14 percent in 1996. The efficiency ratio was 45.1 percent in 1996 compared to 42.1 percent in 1995 due primarily to office consolidation costs in 1996.


Net Interest Income
     Taxable-equivalent net interest income increased 16 percent to $6.4 billion in 1996 compared to $5.6 billion in 1995 due to acquisitions of several banking operations, higher spreads in the securities portfolio, core loan growth and increased noninterest-bearing deposits, partially offset by the impact of securitizations and a shift in funding to long-term debt.

     The net interest yield increased 29 basis points to 3.62 percent in 1996 compared to 3.33 percent in 1995 due to the sale of low-yielding securities and the reinvestment of proceeds into higher-spread products.


Provision for Credit Losses
     The provision for credit losses covered net charge-offs and was $605 million in 1996 compared to $382 million in the prior year, reflecting the continuation of a return to more normalized levels of credit losses following periods of unusually low credit losses. Net charge-offs increased $177 million to $598 million in 1996 over 1995 due primarily to increases in commercial, other consumer and credit card net charge-offs.

     The allowance for credit losses was $2.3 billion, or 1.89 percent of net loans, leases and factored accounts receivable, on December 31, 1996 compared to $2.2 billion, or 1.85 percent, at the end of 1995. The allowance for credit losses was 260 percent of nonperforming loans on December 31, 1996 compared to 306 percent on December 31, 1995.


Noninterest Income
     Noninterest income increased 19 percent to $3.6 billion in 1996, driven primarily by higher deposit account service charges, investment banking income and mortgage servicing and other mortgage-related income.


Noninterest Expense
     Noninterest expense increased 10 percent to $5.7 billion. Excluding the impact of acquisitions, noninterest expense increased only 4 percent, the result of increased expenditures in selected areas to support revenue growth through enhancing customer sales and optimizing product and data delivery channels. Higher marketing expenses associated with the 1996 Summer Olympics also contributed to the increase in 1996 expenses.


Income Taxes

     The Corporation's income tax expense for 1996 was $1.3 billion, for an effective tax rate of 34.6 percent of pretax income. Income tax expense for 1995 was $1.0 billion, for an effective tax rate of 34.8 percent.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Management" for Quantitative and Qualitative Disclosures about Market Risk.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Management

     The management of NationsBank Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements of the Corporation. The consolidated financial statements and notes have been prepared by the Corporation in accordance with generally accepted accounting principles and, in the judgment of management, present fairly the Corporation's financial position and results of operations. The financial information contained elsewhere in this report is consistent with that in the financial statements. The financial statements and other financial information in this report include amounts that are based on management's best estimates and judgments and give due consideration to materiality.

     The Corporation maintains a system of internal accounting controls to provide reasonable assurance that assets are safe-guarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 1997, management believes that the internal controls are in place and operating effectively.

     The Internal Audit Division of the Corporation reviews, evaluates, monitors and makes recommendations on both administrative and accounting control, which acts as an integral, but independent, part of the system of internal controls.

     The independent accountants were engaged to perform an independent audit of the consolidated financial statements. In determining the nature and extent of their auditing procedures, they have evaluated the Corporation's accounting policies and procedures and the effectiveness of the related internal control system. An independent audit provides an objective review of management's responsibility to report operating results and financial condition. Their report appears on page 46.

     The Board of Directors discharges its responsibility for the Corporation's financial statements through its Audit Committee. The Audit Committee meets periodically with the independent accountants, internal auditors and management. Both the independent accountants and internal auditors have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting.




/s/ Hugh L. McColl Jr.
HUGH L. MCCOLL JR.
Chief Executive Officer



/s/ James H. Hance Jr.
JAMES H. HANCE JR.
Vice Chairman and
Chief Financial Officer

Report Of Independent Accountants

To The Board Of Directors And Shareholders Of NationsBank Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of NationsBank Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

[GRAPHIC OMITTED]




Charlotte, North Carolina
January 9, 1998

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)



                                                                                     Year Ended December 31
                                                                              -------------------------------------
                                                                                  1997         1996         1995
                                                                              ------------ ------------ -----------
Interest income
 Interest and fees on loans and leases ......................................  $  12,481    $  10,440    $  9,552
 Interest and dividends on securities .......................................      1,855        1,306       1,468
 Federal funds sold and securities purchased under agreements to resell .....        683          666         937
 Trading account securities .................................................      1,349        1,225       1,097
 Other interest income ......................................................        211          159         166
                                                                               ---------    ---------    --------
  Total interest income .............................................. ......     16,579       13,796      13,220
                                                                               ---------    ---------    --------
Interest expense
 Deposits ...................................................................      3,955        3,322       3,281
 Borrowed funds .............................................................      2,264        2,155       2,710
 Trading account liabilities ................................................        678          653         896
 Long-term debt .............................................................      1,784        1,337         886
                                                                               ---------    ---------    --------
  Total interest expense ....................................................      8,681        7,467       7,773
                                                                               ---------    ---------    --------
Net interest income .........................................................      7,898        6,329       5,447
Provision for credit losses .................................................        800          605         382
                                                                               ---------    ---------    --------
Net credit income ...........................................................      7,098        5,724       5,065
Gains on sales of securities ................................................        153           67          29
Noninterest income
 Service charges on deposit accounts ........................................      1,546        1,121         884
 Mortgage servicing and other mortgage-related income .......................        287          213         138
 Investment banking income ..................................................        627          356         192
 Trading account profits and fees ...........................................        265          274         306
 Brokerage income ...........................................................        234          110         114
 Other nondeposit-related service fees ......................................        310          262         224
 Asset management and fiduciary service fees ................................        648          432         444
 Credit card income .........................................................        371          314         277
 Other income ...............................................................        714          564         499
                                                                               ---------    ---------    --------
  Total noninterest income ..................................................      5,002        3,646       3,078
                                                                               ---------    ---------    --------
Foreclosed properties expense ...............................................         10           20          18
Merger-related charge .......................................................         --          118          --
Other noninterest expense
 Personnel ..................................................................      3,643        2,731       2,491
 Occupancy, net .............................................................        634          523         495
 Equipment ..................................................................        604          451         397
 Marketing ..................................................................        300          252         217
 Professional fees ..........................................................        312          256         182
 Amortization of intangibles ................................................        441          128         119
 Data processing ............................................................        283          237         229
 Telecommunications .........................................................        229          172         150
 Other general operating ....................................................        758          728         719
 General administrative and miscellaneous ...................................        243          187         164
                                                                               ---------    ---------    --------
  Total other noninterest expense .................................... ......      7,447        5,665       5,163
                                                                               ---------    ---------    --------
Income before income taxes ..................................................      4,796        3,634       2,991
Income tax expense ..........................................................      1,719        1,259       1,041
                                                                               ---------    ---------    --------
Net income ..................................................................  $   3,077    $   2,375    $  1,950
                                                                               =========    =========    ========
Net income available to common shareholders .................................  $   3,066    $   2,360    $  1,942
                                                                               =========    =========    ========
Per-share information (1)
 Earnings per common share ..................................................  $    4.27    $    4.00    $   3.56
                                                                               =========    =========    ========
 Diluted earnings per common share ..........................................  $    4.17    $    3.92    $   3.52
                                                                               =========    =========    ========
 Dividends per common share .................................................  $    1.37    $    1.20    $   1.04
                                                                               =========    =========    ========
Average common shares issued (in thousands) (1) .............................    717,450      590,216     544,959
                                                                               =========    =========    ========


(1) Shares and per-share data reflect a 2-for-1 stock split on February 27, 1997.


          See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries

Consolidated Balance Sheet
(Dollars in Millions)



                                                                                                  December 31
                                                                                           -------------------------
                                                                                               1997          1996
                                                                                           ------------  -----------
Assets
 Cash and cash equivalents ...............................................................   $ 10,586     $  8,933
 Time deposits placed and other short-term investments ...................................      2,395        1,843
 Securities
  Held for investment, at cost (market value -- $1,161 and $2,110)........................      1,156        2,110
  Available for sale .....................................................................     46,047       12,277
                                                                                             --------     --------
    Total securities .....................................................................     47,203       14,387
                                                                                             --------     --------
 Loans held for sale .....................................................................      2,911        1,215
 Federal funds sold and securities purchased under agreements to resell ..................     10,022        6,959
 Trading account assets ..................................................................     23,678       18,689
 Loans and leases, net of unearned income ................................................    142,718      121,583
 Factored accounts receivable ............................................................      1,074        1,047
 Allowance for credit losses .............................................................     (2,782)      (2,315)
                                                                                             --------     --------
  Loans, leases and factored accounts receivable, net of unearned income
    and allowance for credit losses ......................................................    141,010      120,315
                                                                                             --------     --------
 Premises and equipment, net .............................................................      3,225        2,712
 Customers' acceptance liability .........................................................      1,154          858
 Interest receivable .....................................................................      1,721        1,159

 Mortgage servicing rights ...............................................................      1,282          946
 Goodwill ................................................................................      8,625        1,640
 Core deposit and other intangibles ......................................................        755          390
 Other assets ............................................................................      9,995        5,748
                                                                                             --------     --------
                                                                                             $264,562     $185,794
                                                                                             ========     ========
Liabilities
 Deposits
  Noninterest-bearing ....................................................................   $ 34,674     $ 25,738
  Savings ................................................................................      9,385        8,498
  NOW and money market deposit accounts ..................................................     40,611       31,128
  Time ...................................................................................     39,131       33,081
  Foreign time ...........................................................................     14,393        8,053
                                                                                             --------     --------
    Total deposits ................................................................... ...    138,194      106,498
                                                                                             --------     --------
 Federal funds purchased and securities sold under agreements to repurchase ..............     43,882       19,378
 Trading account liabilities .............................................................     15,207       11,752
 Commercial paper ........................................................................      2,796        2,787
 Other short-term borrowings .............................................................      4,126        1,836
 Liability to factoring clients ..........................................................        591          597
 Acceptances outstanding .................................................................      1,154          858
 Accrued expenses and other liabilities ..................................................      8,116        4,429
 Trust preferred securities ..............................................................      1,955          965
 Long-term debt ..........................................................................     27,204       22,985
                                                                                             --------     --------
  Total liabilities ......................................................................    243,225      172,085
                                                                                             --------     --------
  Contingent liabilities and other financial commitments (Notes Eight and Ten)

Shareholders' Equity
 Preferred stock: authorized -- 45,000,000 shares; issued -- 2,201,728 and 5,220,459               94          171
  shares
 Common stock: authorized -- 1,250,000,000 shares; issued -- 712,188,008 and 573,492,308        9,168        3,855
  shares
 Retained earnings .......................................................................     11,754        9,673
 Other, including loan to ESOP trust .....................................................        321           10
                                                                                             --------     --------
  Total shareholders' equity .............................................................     21,337       13,709
                                                                                             --------     --------
                                                                                             $264,562     $185,794
                                                                                             ========     ========

         See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries

Consolidated Statement of Cash Flows
(Dollars in Millions)



                                                                                               Year Ended December 31
                                                                                         -----------------------------------
                                                                                             1997        1996        1995
                                                                                         ----------- ----------- -----------
Operating Activities
 Net income ............................................................................  $   3,077   $   2,375   $   1,950
 Reconciliation of net income to net cash provided by (used in) operating activities
  Provision for credit losses ..........................................................        800         605         382
  Gains on sales of securities .........................................................       (153)        (67)        (29)
  Depreciation and premises improvements amortization ..................................        424         314         280
  Amortization of intangibles ..........................................................        441         128         119
  Deferred income tax expense ..........................................................        414         346         159
  Net change in trading instruments ....................................................     (1,252)     (3,280)     (5,175)
  Net (increase) decrease in interest receivable .......................................       (270)        518        (182)
  Net increase (decrease) in interest payable ..........................................         88        (545)        208
  Net (increase) decrease in loans held for sale .......................................     (1,696)        449      (1,345)
  Other operating activities ...........................................................     (1,607)        961      (1,300)
                                                                                          ---------   ---------   ---------
   Net cash provided by (used in) operating activities .................................        266       1,804      (4,933)
                                                                                          ---------   ---------   ---------
Investing Activities
 Proceeds from maturities of securities held for investment ............................        987       2,329       5,547
 Purchases of securities held for investment ...........................................       (128)        (14)       (545)
 Proceeds from sales and maturities of securities available for sale ...................     34,603      28,998      25,556
 Purchases of securities available for sale ............................................    (48,727)    (12,708)    (27,594)
 Net (increase) decrease in federal funds sold and securities
  purchased under agreements to resell .................................................       (800)       (424)      4,931
 Net (increase) decrease in time deposits placed and other short-term investments ......       (756)       (565)        863
 Purchases and net originations of loans and leases ....................................    (20,613)    (13,822)    (18,331)
 Proceeds from sales and securitizations of loans and leases ...........................     15,180      12,286       4,681
 Purchases and originations of mortgage servicing rights ...............................       (397)       (366)       (598)
 Purchases of factored accounts receivable .............................................     (7,919)     (7,738)     (7,856)
 Collections of factored accounts receivable ...........................................      7,873       7,656       7,834
 Net purchases of premises and equipment ...............................................       (125)       (348)       (307)
 Proceeds from sales of foreclosed properties ..........................................        190         174         204
 Sales and acquisitions of business activities, net of cash ............................      1,478         416        (567)
                                                                                          ---------   ---------   ---------
   Net cash (used in) provided by investing activities .................................    (19,154)     15,874      (6,182)
                                                                                          ---------   ---------   ---------
Financing Activities
 Net decrease in deposits ..............................................................        (58)     (6,573)       (158)
 Net increase (decrease) in federal funds purchased and securities
  sold under agreements to repurchase ..................................................     20,357     (10,601)      2,909
 Net increase (decrease) in other short-term borrowings and commercial paper ...........      1,010      (3,171)     (1,244)
 Proceeds from issuance of trust preferred securities ..................................        990         965          --
 Proceeds from issuance of long-term debt ..............................................      6,127       7,230      11,393
 Retirement of long-term debt ..........................................................     (2,275)     (3,093)     (2,061)
 Proceeds from issuance of common stock ................................................      1,242         136         239
 Cash dividends paid ...................................................................       (996)       (722)       (575)
 Common stock repurchased ..............................................................     (5,769)     (1,503)       (522)
 Other financing activities ............................................................        (87)        139          --
                                                                                          ---------   ---------   ---------
   Net cash provided by (used in) financing activities .................................     20,541     (17,193)      9,981
                                                                                          ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents ...................................      1,653         485      (1,134)
Cash and cash equivalents on January 1 .................................................      8,933       8,448       9,582
                                                                                          ---------   ---------   ---------
Cash and cash equivalents on December 31 ...............................................  $  10,586   $   8,933   $   8,448
                                                                                          =========   =========   =========
Supplemental cash flow disclosure:
 Cash paid for interest ................................................................  $   8,593   $   7,974   $   7,565
 Cash paid for income taxes ............................................................        563         786         675

 Loans transferred to foreclosed properties amounted to $150, $160 and $98 in 1997, 1996 and 1995, respectively.

 Loans securitized and retained in the available for sale securities portfolio amounted to $7,532 and $4,302 in 1997 and 1996, respectively.

The fair values of noncash assets acquired and liabilities assumed in acquisitions during 1997 were approximately $49,355 and $40,992, respectively, net of cash acquired.

         See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)




                                                                                                                       Total
                                                                       Common Stock                                    Share-
                                                     Preferred  --------------------------   Retained                 holders'
                                                       Stock       Shares        Amount      Earnings      Other       Equity
                                                    ----------- ------------ ------------- ------------ ---------- -------------
Balance on December 31, 1994 ......................    $111        552,904     $ 4,740       $6,451       $ (291)    $11,011
 Net income .......................................                                           1,950                    1,950
 Cash dividends
   Common .........................................                                            (567)                    (567)
   Preferred ......................................                                              (8)                      (8)
 Common stock issued under dividend
   reinvestment and employee plans ................                  8,878         214                        25         239
 Common stock issued in acquisitions ..............                  5,996         217                                   217
 Common stock repurchased .........................                (19,466)       (522)                                 (522)
 Net change in unrealized gains (losses) on
   securities available for sale and marketable
   equity securities ..............................                                                          460         460
 Other ............................................        (6)         226           6                        21          21
                                                       -------     -------     -------        ------      ------     ---------
Balance on December 31, 1995 ......................     105        548,538       4,655        7,826          215      12,801
 Net income .......................................                                           2,375                    2,375
 Cash dividends
   Common .........................................                                            (707)                    (707)
   Preferred ......................................                                             (15)                     (15)
 Common stock issued under employee plans .........                  3,456         109                        27         136
 Stock issued in acquisitions .....................      73         55,436         586          192            2         853
 Common stock repurchased .........................                (34,196)     (1,503)                               (1,503)
 Net change in unrealized gains (losses) on
   securities available for sale and marketable
   equity securities ..............................                                                         (240)       (240)
 Other ............................................        (7)         258           8            2            6           9
                                                       -------     -------     -------       --------     ------     ---------
Balance on December 31, 1996 ......................     171        573,492       3,855        9,673           10      13,709
 Net income .......................................                                           3,077                    3,077
 Cash dividends
   Common .........................................                                            (985)                    (985)
   Preferred ......................................                                             (11)                     (11)
 Common stock issued under employee plans .........                 27,725       1,255                       (13)      1,242
 Stock issued in acquisitions .....................      82        202,966       9,746                                 9,828
 Common stock repurchased .........................                (95,862)     (5,769)                               (5,769)
 Redemption of preferred stock ....................     (73)                                                             (73)
 Conversion of preferred stock ....................     (86)         3,857          86
 Net change in unrealized gains (losses) on
   securities available for sale and marketable
   equity securities ..............................                                                          307         307
 Other ............................................                     10            (5)                     17          12
                                                       ------      -------     ----------    --------     ------     ---------
Balance on December 31, 1997 ......................    $ 94        712,188     $ 9,168       $11,754      $  321     $21,337
                                                       ======      =======     =========     ========     ======     =========

          See accompanying notes to consolidated financial statements.

     NationsBank Corporation (the Corporation) is a multi-bank holding company organized under the laws of North Carolina in 1968 and registered under the Bank Holding Company Act of 1956, as amended. Through its banking subsidiaries and its various nonbanking subsidiaries, the Corporation provides banking and banking-related services, primarily throughout the Southeast, Mid-Atlantic, Midwestern and Southwestern states.


Note One -- Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the dates of acquisition. Certain prior period amounts have been reclassified to conform to current year classifications.

     Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates made by management are discussed in these footnotes as applicable.

     On February 27, 1997, the Corporation completed a 2-for-1 split of its common stock. Accordingly, the consolidated financial statements for all years presented reflect the impact of the stock split.


Cash and Cash Equivalents

     Cash on hand, cash items in the process of collection and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.


Securities

     Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held for investment and reported at amortized cost. Other securities, except those used in trading activities, are classified as available for sale and carried at fair value with net unrealized gains and losses included in shareholders' equity on an after-tax basis. Marketable equity securities are carried at fair value with net unrealized gains and losses included in shareholders' equity, net of tax.

     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.


Loans Held for Sale

     Loans held for sale include residential mortgage, commercial real estate and other loans and are carried at the lower of aggregate cost or market value. Generally, such loans are originated with the intent of sale.


Securities Purchased Under Agreements To Resell And Securities Sold Under Agreements To Repurchase

     Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The Corporation's policy is to obtain the use of securities purchased under agreements to resell. The market value of the underlying securities which collateralize the related receivable on agreements to resell is monitored, including accrued interest, and additional collateral is requested when deemed appropriate.


Trading Instruments

     Instruments utilized in trading activities include both securities and derivatives and are stated at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. Gross unrealized gains and losses on trading derivative positions with the same counterparty are generally presented on a net basis for balance sheet reporting purposes where legally enforceable master netting agreements have been executed. Realized and unrealized gains and losses are recognized as trading account profits and fees.


Loans

     Loans are reported at their outstanding principal balances net of any charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Discounts and premiums are amortized to income using methods that approximate the interest method.


Allowance for Credit Losses

     The allowance for credit losses is primarily available to absorb losses inherent in the loans, leases and factored accounts receivable portfolios. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

     Individually identified impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.

     The Corporation's process for determining an appropriate allowance for credit losses includes management's judgment and use of estimates. The adequacy of the allowance for credit losses is reviewed regularly by management. On a quarterly basis, a comprehensive review of the adequacy of the allowance for credit losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions and performance trends within specific portfolio segments and individual concentrations of credit. Additions to the allowance for credit losses are made by charges to the provision for credit losses.


Nonperforming Loans

     Commercial loans and leases that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally classified as nonperforming loans unless well secured and in the process of collection. Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are classified as nonperforming until such time as the loan is not impaired based on the terms of the restructured agreement and the interest rate is a market rate as measured at the restructuring date. Impaired loans are included in nonperforming loans. Generally, loans which are past due 180 days or more as to principal or interest are classified as nonperforming regardless of collateral or collection status. Generally, interest accrued but not collected is reversed when a loan or lease is classified as nonperforming.

     Interest collections on nonperforming loans and leases for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

     Credit card loans that are 180 days past due are charged off and not classified as nonperforming. All other consumer loans and residential mortgages are generally charged off at 120 days past due or placed on nonperforming status upon repossession or the inception of foreclosure proceedings. Ordinarily, interest accrued but not collected is charged off along with the principal.


Foreclosed Properties

     Assets are classified as foreclosed properties upon actual foreclosure or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place.

     Foreclosed properties are carried at the lower of the recorded amount of the loan or lease for which the property previously served as collateral, or the fair value of the property less estimated costs to sell. Prior to foreclosure, the recorded amount of the loan or lease is reduced, if necessary, to the fair value, less estimated costs to sell, of the real estate to be acquired by charging the allowance for credit losses.

     Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of foreclosed properties are credited or charged to expense. Net costs of maintaining and operating foreclosed properties are expensed as incurred.


Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized principally using the straight-line method over the estimated useful lives of the assets.


Mortgage Servicing Rights

     The total cost of mortgage loans originated or purchased is allocated between the cost of the loans and the mortgage servicing rights (MSRs) based on the relative fair values of the loans and the MSRs. MSRs acquired separately are capitalized at cost. During 1997, the Corporation capitalized $397 million of MSRs. The cost of the MSRs is amortized in proportion to and over the estimated period of net servicing revenues. During 1997, amortization was $188 million.

     The fair value on December 31, 1997 of capitalized MSRs approximated the carrying value of $1.3 billion. Total loans serviced approximated $126.5 billion on December 31, 1997, including loans serviced on behalf of the Corporation's banking subsidiaries. The predominant characteristics used as the basis for stratifying MSRs are loan type and interest rate. The MSRs strata are evaluated for impairment by estimating the fair value based on anticipated future net cash flows, taking into consideration prepayment predictions. If the carrying value of the MSRs exceeds the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees. The valuation allowance on December 31, 1997, 1996 and 1995 and changes in the valuation allowance during 1997, 1996 and 1995 were insignificant.

     To manage risk associated with changes in prepayment rates, the Corporation uses various financial instruments including options and interest rate swaps. The notional amount on December 31, 1997 was $8.7 billion and the unrealized gain on such contracts was $57 million.


Goodwill and Other Intangibles

     Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is amortized on a straight-line basis over a period not to exceed 25 years. The recoverability of goodwill and other intangibles is evaluated if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation is based on various analyses, including undiscounted cash flow projections.


Income Taxes

     There are two components of income tax provision: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

     Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.


Retirement Benefits

     The Corporation has established qualified retirement plans covering full-time, salaried employees and certain part-time employees. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

     In addition, the Corporation and its subsidiaries have established unfunded supplemental benefit plans providing any benefits that could not be paid from a qualified retirement plan because of Internal Revenue Code restrictions and supplemental executive retirement plans for selected officers of the Corporation and its subsidiaries. These plans are nonqualified and, therefore, in general, a participant's or beneficiary's claim to benefits is as a general creditor.

     The Corporation and its subsidiaries have established several postretirement medical benefit plans which are not funded.


Risk Management Instruments

     Risk management instruments are utilized to modify the interest rate characteristics of related assets or liabilities or hedge against fluctuations in interest rates, currency exchange rates or other such exposures as part of the Corporation's asset and liability management process. Instruments must be designated as hedges and must be effective throughout the hedge period. To qualify as hedges, risk management instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities.

     Swaps, principally interest rate, used in the asset and liability management process are accounted for on the accrual basis with revenues or expenses recognized as adjustments to income or expense on the underlying linked assets or liabilities. In addition, gains or losses on foreign currency contracts are a component of the revaluation of the underlying foreign-denominated liabilities. Risk management swaps generally are not terminated. When terminations do occur, gains or losses are recorded as adjustments to the carrying value of the underlying assets or liabilities and recognized as income or expense over the shorter of either the remaining expected lives of such underlying assets or liabilities or the remaining life of the swap. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments and the cumulative change in value of any open positions are recognized immediately as a component of the gain or loss on disposition of such underlying assets or liabilities.

     Gains and losses associated with interest rate futures and forward contracts used as effective hedges of existing risk positions or anticipated transactions are deferred as an adjustment to the carrying value of the related asset or liability and recognized in income over the remaining term of the related asset or liability.

     Risk management instruments used to hedge or modify the interest rate characteristics of debt securities classified as available for sale are carried at fair value with unrealized gains or losses deferred as a component of shareholders' equity.

     To manage interest rate risk, the Corporation also uses interest rate option products, primarily caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Such instruments are primarily linked to long-term debt, short-term borrowings and pools of similar residential mortgages and consist mainly of purchased options. The Corporation also purchases options in the interest rate market to protect the value of certain assets, principally MSRs, against changes in prepayment rates. Option premiums are amortized over the option life on a straight-line basis. Such contracts are designated as hedges, and gains or losses are recorded as adjustments to the carrying value of the MSRs, which are subjected to impairment valuations as described in the MSRs accounting policy.

     The Corporation also utilizes forward delivery contracts and options to reduce the interest rate risk inherent in mortgage loans held for sale and the commitments made to borrowers for mortgage loans which have not been funded. These financial instruments are considered in the Corporation's lower of cost or market valuation of its mortgage loans held for sale.


Earnings Per Common Share

     Earnings per common share for all periods presented is computed by dividing net income, reduced by dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for the effect of assumed conversions, by the weighted average number of common shares outstanding and dilutive potential common shares, which include convertible preferred stock and stock options. Dilutive potential common shares are calculated using the treasury stock method.

Recently Issued Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in financial statements. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and specifies new disclosure requirements for operating segment financial information. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued. SFAS 132 revises and standardizes employers' disclosures about pension and other postretirement benefit plans. These standards are effective for fiscal years beginning after December 15, 1997. The Corporation will adopt the provisions of these standards during the first quarter of 1998.


Note Two -- Merger-Related Activity

     On January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc. (Barnett), a multi-bank holding company headquartered in Jacksonville, Florida (the Merger). Barnett's total assets, total deposits and total shareholders' equity on the date of the Merger amounted to approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. Each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's stock were issued to convert similar stock options granted to certain Barnett employees. This transaction will be accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of the Corporation and Barnett will be combined and reflected at their historical amounts.

     In connection with the Merger, the Corporation expects to incur pretax merger-related costs during the first quarter of 1998 of approximately $900 million ($642 million after-tax), which will include approximately $375 million in severance, relocation and change in control payments, $300 million of conversion costs and occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other Merger costs (including legal and investment banking fees).

     In compliance with certain requirements of the Federal Reserve Board, the Department of Justice and certain Florida authorities in connection with the Merger, the Corporation and Barnett have entered into agreements to divest certain branches of Barnett with loans and deposits aggregating approximately $2.5 billion and $4.0 billion, respectively, in various markets in Florida.

     The following table presents pro forma condensed combined results of operations of the Corporation and Barnett for the three years ended December 31, 1997, 1996 and 1995 as if the Merger had been effective at the beginning of each year presented. The Corporation and Barnett are still in the process of conforming their respective accounting policies. In management's opinion, any resulting changes will not be material.

Unaudited Pro Forma Results of Operations
(Dollars in millions, except per-share information)

                                                                   1997        1996        1995
                                                               ----------- ----------- -----------
     Reported amounts:
     Net interest income .....................................   $ 9,717     $ 8,228     $ 7,189
     Net income ..............................................     3,332       2,939       2,483
     Net income available to common shareholders .............     3,321       2,922       2,459
     Earnings per common share ...............................      3.53        3.56        3.18
     Diluted earnings per common share .......................      3.44        3.50        3.10
     Operating amounts (excluding merger-related charges):
     Net income ..............................................   $ 3,596     $ 3,016     $ 2,483
     Net income available to common shareholders .............     3,585       2,999       2,459
     Earnings per common share ...............................      3.81        3.65        3.18
     Diluted earnings per common share .......................      3.71        3.59        3.10

     On October 1, 1997, the Corporation completed the acquisition of Montgomery Securities (Montgomery), an investment banking and institutional brokerage firm headquartered in San Francisco, California. The purchase price consisted of $840 million in cash and approximately 5.3 million unregistered shares of the Corporation's common stock for an aggregate amount of approximately $1.1 billion. Montgomery had 1996 revenues of approximately $600 million and assets of approximately $3.0 billion on the date of acquisition. The Corporation accounted for this acquisition as a purchase.

     On January 7, 1997, the Corporation completed the acquisition of Boatmen's Bancshares, Inc. (Boatmen's), headquartered in St. Louis, Missouri, resulting in the issuance of approximately 195 million shares of the Corporation's common stock valued at $9.4 billion on the date of the acquisition and aggregate cash payments of $371 million to Boatmen's shareholders. On the date of the acquisition, Boatmen's total assets and total deposits were approximately $41.2 billion and $32.0 billion, respectively. The Corporation accounted for this acquisition as a purchase.

     The following table presents condensed pro forma consolidated results of operations for the year ended December 31, 1996 as if the acquisition of Boatmen's had occurred on January 1, 1996. This information combines the historical results of operations of the Corporation and Boatmen's after the effect of purchase accounting adjustments. The cash portion of the purchase price is 35 percent, which reflects the actual cash election of 4 percent paid at closing plus share repurchases completed prior to the initiation of the Barnett merger. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods.


Unaudited Pro Forma Results of Operations
(Dollars in millions, except per-share information)

                                                       1996
                                                    ---------
    Net interest income ...........................   7,588
    Net income ....................................   2,400
    Net income available to common shareholders ...   2,378
    Earnings per common share .....................    3.29
    Diluted earnings per common share .............    3.26

     The Corporation consummated the acquisition of First Federal Savings Bank of Brunswick, Georgia (Brunswick) on April 15, 1997. As of the acquisition date, Brunswick had assets of approximately $249 million and deposits of approximately $219 million. The Corporation issued approximately 2.4 million shares of its common stock in this acquisition. The Corporation accounted for this acquisition as a purchase.

     On June 1, 1997, the branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 took effect, allowing banking companies to consolidate their subsidiary bank operations across state lines. On December 31, 1997, the Corporation operated its banking activities primarily under three charters: NationsBank, N.A., NationsBank of Texas, N.A., and NationsBank of Delaware, N.A., which operates the Corporation's credit card business. The Corporation expects to continue the consolidation of other banking subsidiaries throughout 1998, including Barnett Bank, N.A.

Note Three -- Securities
     The amortized costs and market values of securities held for investment and securities available for sale on December 31 were (dollars in millions):



                                                                 Gross           Gross
                                                  Amortized    Unrealized     Unrealized      Market
Securities Held for Investment                      Cost         Gains          Losses        Value
----------------------------------------------- ------------ ------------- ---------------- ---------
1997
U.S. Treasury securities and agency debentures   $      500   $         1    $       (1)     $   500
Foreign sovereign securities ..................          32            --            --           32
Mortgage-backed securities ....................         532             2            (1)         533
Other taxable securities ......................           5            --            --            5
                                                 ----------   -----------    ------------    -------
 Total taxable ................................       1,069             3            (2)       1,070
Tax-exempt securities .........................          87             4            --           91
                                                 ----------   -----------    ------------    -------
 Total ........................................  $    1,156   $         7    $       (2)     $ 1,161
                                                 ==========   ===========    ============    =======
1996
U.S. Treasury securities and agency debentures   $      862   $        --    $       (3)     $   859
Foreign sovereign securities ..................          25            --            --           25
Mortgage-backed securities ....................       1,101             3            (4)       1,100
Other taxable securities ......................           5            --            --            5
                                                 ----------   -----------    ------------    -------
 Total taxable ................................       1,993             3            (7)       1,989
Tax-exempt securities .........................         117             4            --          121
                                                 ----------   -----------    ------------    -------
 Total ........................................  $    2,110   $         7    $       (7)     $ 2,110
                                                 ==========   ===========    ============    =======

                                                                Gross          Gross
                                                 Amortized    Unrealized     Unrealized      Market
Securities Available for Sale                      Cost         Gains          Losses        Value
----------------------------------------------- ---------    ----------      ------------   ------
1997
U.S. Treasury securities and agency debentures   $    7,937   $        86    $       (4)     $ 8,019
Foreign sovereign securities ..................       6,397            16           (20)       6,393
Mortgage-backed securities ....................      28,668           359           (25)      29,002
Other taxable securities ......................       1,064             8            --        1,072
                                                 ----------   -----------    ------------    -------
 Total taxable ................................      44,066           469           (49)      44,486
Tax-exempt securities .........................       1,505            56            --        1,561
                                                 ----------   -----------    ------------    -------
 Total ........................................  $   45,571   $       525    $      (49)     $46,047
                                                 ==========   ===========    ============    =======
1996
U.S. Treasury securities and agency debentures   $    1,437   $         5    $      (26)     $ 1,416
Foreign sovereign securities ..................         952             2            (8)         946
Mortgage-backed securities ....................       8,805            58           (45)       8,818
Other taxable securities ......................         484             5            (1)         488
                                                 ----------   -----------    -------------   -------
 Total taxable ................................      11,678            70           (80)      11,668
Tax-exempt securities .........................         591            20            (2)         609
                                                 ----------   -----------    -------------   -------
 Total ........................................  $   12,269   $        90    $      (82)     $12,277
                                                 ==========   ===========    ============    =======

     The components, expected maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation's securities portfolio on December 31, 1997 are summarized below (dollars in millions). Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                   Due after 1
                                             Due in 1 year          through 5
                                                or less               years
                                          ------------------- ---------------------
                                           Amount     Yield     Amount      Yield
                                          -------- ---------- ---------- ----------
Amortized cost of securities held for
 investment
  U.S. Treasury securities
    and agency debentures ...............   $101       4.94%   $   399       5.86%
  Foreign sovereign securities ..........      8       5.86         13       7.60
  Mortgage-backed securities ............    313       5.97        216       6.73
  Other taxable securities ..............      3       8.01         --         --
                                            ----      -----    -------      -----
    Total taxable .......................    425       5.74        628       6.19
  Tax-exempt securities .................     25       9.62         33       9.36
                                            ----      -----    -------      -----
    Total ...............................   $450       5.96    $   661       6.35
                                            ====      =====    =======      =====
Market value of securities
 held for investment ....................   $448               $   665
                                            ====               =======
Market value of securities available
 for sale
  U.S. Treasury securities and
    agency debentures ...................   $157       5.82%   $ 4,113       5.95%
  Foreign sovereign securities ..........     67      20.13      4,444       4.87
  Mortgage-backed securities ............     45       6.59     12,043       7.29
  Other taxable securities ..............     14       6.49        283      17.06
                                            ----      -----    -------      -----
    Total taxable .......................    283       9.38     20,883       6.64
  Tax-exempt securities .................     91       5.81        277       6.64
                                            ----      -----    -------      -----
    Total ...............................   $374       8.51    $21,160       6.64
                                            ====      =====    =======      =====
Amortized cost of securities
 available for sale .....................   $373               $20,958
                                            ====               =======



                                              Due after 5
                                               through 10          Due after
                                                 years              10 years              Total
                                          -------------------- ------------------ ---------------------
                                            Amount     Yield    Amount    Yield     Amount      Yield
                                          ---------- --------- -------- --------- ---------- ----------
Amortized cost of securities held for
 investment
  U.S. Treasury securities
    and agency debentures ...............  $    --        --%   $   --       --%   $   500   5.68%
  Foreign sovereign securities ..........       10      6.59         1     6.62         32   6.84
  Mortgage-backed securities ............        3      5.63        --       --        532   6.28
  Other taxable securities ..............       --        --         2     6.56          5   7.18
                                           -------      ----    ------     ----    -------   -----
    Total taxable .......................       13      6.40         3     6.74      1,069   6.02
  Tax-exempt securities .................       10      9.34        19     9.29         87   9.42
                                           -------      ----    ------     ----    -------   -----
    Total ...............................  $    23      7.70    $   22     8.89    $ 1,156   6.27
                                           =======      ====    ======     ====    =======   =====
Market value of securities
 held for investment ....................  $    24              $   24             $ 1,161
                                           =======              ======             =======
Market value of securities available
 for sale
  U.S. Treasury securities and
    agency debentures ...................  $ 3,500      6.03%   $  249     6.31%   $ 8,019   5.99%
  Foreign sovereign securities ..........      808      5.76     1,074     5.63      6,393   5.27
  Mortgage-backed securities ............   14,972      6.82     1,942     6.99     29,002   7.03
  Other taxable securities ..............      163      7.01       612     5.78      1,072   8.97
                                           -------      ----    ------     ----    -------   -----
    Total taxable .......................   19,443      6.64     3,877     6.38     44,486   6.63
  Tax-exempt securities .................      407      7.47       786     8.25      1,561   7.61
                                           -------      ----    ------     ----    -------   -----
    Total ...............................  $19,850      6.66    $4,663     6.68    $46,047   6.66
                                           =======      ====    ======     ====    =======   =====
Amortized cost of securities
 available for sale .....................  $19,632              $4,608             $45,571
                                           =======              ======             =======

     The components of gains and losses on sales of available for sale securities for the years ended December 31 were (dollars in millions):



                                                       1997       1996     1995
                                                    ---------- --------- --------
      Gross gains on sales of securities ..........    $160     $  200    $  74
      Gross losses on sales of securities .........      (7)      (133)     (45)
                                                       ------   ------    -----
      Net gains on sales of securities ............    $153     $   67    $  29
                                                       =====    ======    =====

     There were no sales of securities held for investment in 1997, 1996 or 1995.

     Excluding securities issued by the U.S. government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10 percent of consolidated shareholders' equity on December 31, 1997 or 1996.

     The income tax expense attributable to realized net gains on securities sales was $54 million, $23 million and $10 million in 1997, 1996 and 1995, respectively.

     Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $39.6 billion and $12.6 billion on December 31, 1997 and 1996, respectively.

     On December 31, 1997, the valuation allowance for securities available for sale and marketable equity securities increased shareholders' equity by $393 million, reflecting $476 million of pretax appreciation on securities available for sale and $115 million of pretax appreciation on marketable equity securities.

Note Four -- Trading Account Assets and Liabilities

     The fair values on December 31 and the average fair values for the years ended December 31 of the components of trading account assets and liabilities were (dollars in millions):



                                                                                           Average Balances
                                                                                         ---------------------
                                                                        1997      1996      1997       1996
                                                                     --------- --------- ---------- ----------
Securities owned
 U.S. Treasury securities ..........................................  $ 8,697   $ 6,914   $10,251    $13,168
 Securities of other U.S. Government agencies and corporations .....    1,375     2,096     1,585      1,843
 Certificates of deposit, bankers' acceptances and commercial
   paper ...........................................................      517       501       645        553
 Corporate debt ....................................................    1,808     1,552     1,686      1,410
 Foreign sovereign debt ............................................    4,939     3,396     6,270      1,044
 Mortgage-backed securities ........................................    2,299       502     1,698        358
 Other securities ..................................................      403       430       355        671
                                                                      -------   -------   -------    -------
   Total securities owned ................................... ......   20,038    15,391    22,490     19,047
Derivatives-dealer positions .......................................    3,640     3,298     4,261      3,791
                                                                      -------   -------   -------    -------
   Total trading account assets ............................. ......  $23,678   $18,689   $26,751    $22,838
                                                                      =======   =======   =======    =======
Short sales
 U.S. Treasury securities ..........................................  $ 8,970   $ 7,143   $ 8,308    $ 9,287
 Corporate debt ....................................................      140       452       232        535
 Foreign sovereign debt ............................................    1,825        --       968         --
 Other securities ..................................................      904       309       766        315
                                                                      -------   -------   -------    -------
   Total short sales ........................................ ......   11,839     7,904    10,274     10,137
Derivatives-dealer positions .......................................    3,368     3,848     3,848      3,170
                                                                      -------   -------   -------    -------
   Total trading account liabilities ........................ ......  $15,207   $11,752   $14,122    $13,307
                                                                      =======   =======   =======    =======

     The net change in the unrealized gain or loss on trading securities held on December 31, 1997 and 1996 was included in trading account profits and fees and amounted to a loss of $31 million for 1997 and a gain of $68 million for 1996.

     Interest rate and foreign exchange contract trading activities generated most of the Corporation's trading account profits and fees.

     Derivatives-dealer positions presented in the table above represent the fair values of interest rate, foreign exchange, equity and commodity-related products including financial futures, forward settlement and option contracts and swap agreements associated with the Corporation's derivatives trading activities. See Note Eight for additional information on derivatives-dealer positions, including credit risk.

Note Five -- Loans, Leases and Factored Accounts Receivable

     Loans, leases and factored accounts receivable on December 31 were (dollars in millions):



                                                                                   1997        1996
                                                                               ----------- ------------
 Loans
  Commercial .................................................................  $ 60,416     $ 50,488
  Real estate commercial .....................................................     7,221        5,445
  Real estate construction ...................................................     3,805        2,863
                                                                                --------     --------
   Total commercial ..........................................................    71,442       58,796
                                                                                --------     --------
  Residential mortgage .......................................................    27,831       27,948
  Credit card ................................................................     6,866        6,747
  Other consumer .............................................................    27,398       20,993
                                                                                --------     --------
   Total consumer ............................................................    62,095       55,688
                                                                                --------     --------
  Foreign ....................................................................     3,844        2,829
  Factored accounts receivable ...............................................     1,074        1,047
                                                                                --------     --------
   Total loans and factored accounts receivable ..............................   138,455      118,360
   Less unearned income ......................................................      (580)        (602)
                                                                                --------     --------
   Loans and factored accounts receivable, net of unearned income ............   137,875      117,758
                                                                                --------     --------
 Leases
  Lease receivables ..........................................................     6,175        5,134
  Estimated residual value ...................................................     1,787        1,537
  Less unearned income .......................................................    (2,045)      (1,799)
                                                                                --------     --------
   Leases, net of unearned income ............................................     5,917        4,872
                                                                                --------     --------
   Loans, leases and factored accounts receivable, net of unearned income ....  $143,792     $122,630
                                                                                ========     ========

     Transactions in the allowance for credit losses were (dollars in millions):



                                                                     1997       1996      1995
                                                                 ----------- --------- ---------
 Balance on January 1 ..........................................  $  2,315    $2,163    $2,186
                                                                  --------    ------    ------
 Loans, leases and factored accounts receivable charged off ....    (1,106)     (836)     (636)
 Recoveries of loans, leases and factored accounts receivable
  previously charged off .......................................       308       238       215
                                                                  --------    ------    ------
   Net charge offs ........................................... .      (798)     (598)     (421)
 Provision for credit losses ...................................       800       605       382
 Allowance applicable to loans of purchased companies and other        465       145        16
                                                                  --------    ------    ------
 Balance on December 31 ........................................  $  2,782    $2,315    $2,163
                                                                  ========    ======    ======

     The following table presents the recorded investment in loans that were considered to be impaired, all of which were classified as nonperforming, on December 31 (dollars in millions):



                                         1997    1996
                                        ------ -------
     Commercial .......................  $293   $342
     Real estate commercial ...........   157    145
     Real estate construction .........    18     28
                                         ----   ----
        Total impaired loans ..........  $468   $515
                                         ====   ====

     The average recorded investment in certain impaired loans for the years ended December 31, 1997, 1996 and 1995 was approximately $594 million, $542 million and $598 million, respectively. For the years ended December 31, 1997, 1996 and 1995, interest income recognized on impaired loans totaled $20 million for 1997 and $26 million for both 1996 and 1995, all of which was recognized on a cash basis.

     On December 31, 1997, 1996 and 1995, nonperforming loans, including certain loans which are considered impaired, totaled $1.0 billion, $890 million and $706 million, respectively.

     The net amount of interest recorded during each year on loans that were classified as nonperforming or restructured on December 31, 1997, 1996 and 1995 was $49 million, $35 million and $27 million, respectively. If these loans had been accruing interest at their originally contracted rates, related income would have been $128 million, $103 million and $102 million in 1997, 1996 and 1995, respectively.

     Foreclosed properties amounted to $117 million, $153 million and $147 million on December 31, 1997, 1996 and 1995, respectively. The cost of carrying foreclosed properties amounted to $9 million, $8 million and $13 million in 1997, 1996 and 1995, respectively.


Note Six -- Short-Term Borrowings and Long-Term Debt

     NationsBank, N.A. and NationsBank of Texas, N.A. maintain a program to offer up to $9.0 billion of bank notes from time to time with fixed or floating rates and maturities from 30 days to 15 years from date of issue. On December 31, 1997 and 1996, there were short-term bank notes outstanding of $304 million and $872 million, respectively. In addition, there were bank notes outstanding on December 31, 1997 and 1996 totaling $5.1 billion and $3.5 billion, respectively, which were classified as long-term debt.

     On December 31, 1997, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion of which $1.0 billion expires in October 1998 and $500 million expires in October 2002. These lines were supported by fees paid to unaffiliated banks.

The contractual maturities of long-term debt on December 31 were (dollars in millions):



                                                                          1997
                                                       -------------------------------------------
                                                          Various        Various
                                                         Fixed-Rate   Floating-Rate                    1996
                                                            Debt           Debt          Amount       Amount
                                                        Obligations    Obligations    Outstanding   Outstanding
                                                       ------------- --------------- ------------- ------------
Parent company
  Senior debt
   Due in 1997 .......................................     $   --        $    --     $    --       $   742
   Due in 1998 .......................................        924          1,065       1,989         1,414
   Due in 1999 .......................................        126          1,648       1,774         1,325
   Due in 2000 .......................................        472          1,118       1,590         1,566
   Due in 2001 .......................................        499          1,103       1,602         1,602
   Due in 2002 .......................................         20          1,455       1,475         1,268
   Thereafter ........................................        622          1,842       2,464         1,512
                                                           ------        -------     -------       -------
                                                            2,663          8,231      10,894         9,429
                                                           ------        -------     -------       -------
  Subordinated debt
   Due in 1997 .......................................         --             --          --            75
   Due in 1999 .......................................        130             --         130           130
   Due in 2001 .......................................        449             --         449           299
   Due in 2002 .......................................        350             --         350           349
   Thereafter ........................................      4,259          1,275       5,534         4,968
                                                           ------        -------     -------       -------
                                                            5,188          1,275       6,463         5,821
                                                           ------        -------     -------       -------
   Total parent company long-term debt ...............      7,851          9,506      17,357        15,250
                                                           ------        -------     -------       -------
Banking and nonbanking subsidiaries
  Senior debt
   Due in 1997 .......................................         --             --          --         1,302
   Due in 1998 .......................................        660          2,977       3,637         2,886
   Due in 1999 .......................................         99          1,410       1,509           224
   Due in 2000 .......................................        354          2,932       3,286         1,928
   Due in 2001 .......................................        178            277         455           347
   Due in 2002 .......................................         17            284         301            35
   Thereafter ........................................        125            172         297           404
                                                           ------        -------     -------       -------
                                                            1,433          8,052       9,485         7,126
                                                           ------        -------     -------       -------
  Subordinated debt
   Due in 1997 .......................................         --             --          --             5
   Due in 2004 and thereafter ........................        300              8         308           308
                                                           ------        -------     -------       -------
                                                              300              8         308           313
                                                           ------        -------     -------       -------
   Total banking and nonbanking subsidiaries long-term
    debt .............................................      1,733          8,060       9,793         7,439
                                                           ------        -------     -------       -------
                                                           $9,584        $17,566      27,150        22,689
                                                           ======        =======     -------       -------
   Obligations under capital leases ..................                                    54           296
                                                                                     -------       -------
   Total long-term debt ..............................                               $27,204       $22,985
                                                                                     =======       =======

     As part of its interest rate risk management activities, the Corporation enters into risk management interest rate contracts for certain long-term debt issuances. Through the use of interest rate swaps, $2.2 billion of fixed-rate debt with rates ranging from 5.60 percent to 8.57 percent have been effectively converted to floating rates primarily at spreads over LIBOR.

     On December 31, 1997, including the effects of interest rate contracts for certain long-term debt issuances, the weighted average effective interest rates for total long-term debt, total fixed-rate debt and total floating-rate debt (based on the rates in effect on December 31, 1997) were 6.45 percent, 7.30 percent and 5.98 percent, respectively.

     As described below, certain debt obligations outstanding on December 31, 1997 may be redeemed prior to maturity at the option of the Corporation (dollars in millions):



                                                              Amount
         Year Redeemable             Year of Maturities     Outstanding
---------------------------------   --------------------   ------------
  Currently redeemable                     2002                $ 28
          1998                             2000                 500
       1999 - 2000                      2005 - 2011             716
       2001 - 2005                      2006 - 2024             455

     Main Place Real Estate Investment Trust (MPREIT), a limited purpose subsidiary of NationsBank, N.A., had $4.0 billion of mortgage-backed bonds outstanding on December 31, 1997. Of this amount, $1.0 billion was issued during March 1997. MPREIT had outstanding mortgage loans of $16.6 billion on December 31, 1997, of which $6.0 billion served as collateral for the outstanding mortgage-backed bonds.

     Under its Euro medium-term note program, the Corporation may offer up to $4.5 billion of senior or subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. The Corporation uses foreign currency contracts to convert foreign-denominated debt into U.S. dollars. On December 31, 1997, $2.3 billion of notes was outstanding under this program.

     Since October 1996, the Corporation formed four wholly owned grantor trusts (Capital Trusts I, II, III and IV) to issue preferred securities and to invest the proceeds of such preferred securities into notes of the Corporation. Certain of the preferred securities were issued at a discount. Such preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the Capital Trusts are the Junior Subordinated Notes of the Corporation (the Notes) held by such Capital Trusts. Such securities qualify as Tier 1 Capital for regulatory purposes.

     Payment of periodic cash distributions and payment upon liquidation or redemption with respect to preferred securities is guaranteed by the Corporation to the extent of funds held by the Trusts (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation's other obligations including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the preferred securities.

     The terms of the preferred securities are summarized as follows (dollars in millions):



                                                    Capital Trust I   Capital Trust II   Capital Trust III   Capital Trust IV
                                                        (Issued            (Issued            (Issued            (Issued
                                                     December 1996)    December 1996)      February 1997)      April 1997)
                                                   ----------------- ------------------ ------------------- -----------------
 Face amount issued ..............................           $600               $365                 $500               $500
 Aggregate principal amount of the Notes .........            619                376                  516                516
 Interest rate ...................................           7.84%              7.83%         3-mo. LIBOR               8.25%
                                                                                                  +55 bps
 Redeemable ......................................   December 2001      December 2006        January 2007         April 2007
 Maturity ........................................   December 2026      December 2026        January 2027         April 2027

     As of March 6, 1998, the Corporation had the authority to issue approximately $2.9 billion of corporate debt securities and preferred and common stock under its existing shelf registration statements and $2.1 billion of corporate debt securities under the Euro medium-term note program.

Note Seven -- Shareholders' Equity and Earnings Per Common Share
     As of December 31, 1997, the Corporation had issued 2.2 million shares of ESOP Convertible Preferred Stock, Series C (ESOP Preferred Stock). The ESOP Preferred Stock has a stated and liquidation value of $42.50 per share, provides for an annual cumulative dividend of $3.30 per share and each share is convertible into 1.68 shares of the Corporation's common stock. ESOP Preferred Stock in the amount of $86 million, $7 million and $6 million in 1997, 1996, and 1995, respectively, was converted into the Corporation's common stock.

     As consideration in the merger of NationsBank, N.A. (South) and NationsBank, N.A. during the second quarter of 1997, NationsBank, N.A. exchanged approximately $73 million for preferred stock issued by NationsBank, N.A. (South) in the 1996 acquisition of Citizens Federal Bank, F.S.B. Such preferred stock consisted of approximately .5 million shares of NationsBank, N.A. (South) 8.50% Series H Noncumulative Preferred Stock and approximately 2.4 million shares of NationsBank, N.A. (South) 8.75% Series 1993A Noncumulative Preferred Stock.

     During 1997 and 1996, the Corporation repurchased approximately 96 million shares of common stock and approximately 34 million shares of common stock, respectively, under various stock repurchase programs authorized by the Board of Directors.

     Other shareholders' equity on December 31 was comprised of the following (dollars in millions):



                                                                     1997      1996
                                                                  --------- ---------
           Restricted stock award plan deferred compensation ....   $ (23)    $ (10)
           Net unrealized gains (losses)
           on available for sale securities
           and marketable equity securities, net of tax..........     393        86
           Loan to ESOP trust ...................................     (31)      (48)
           Foreign exchange translation adjustments and other ...     (18)      (18)
                                                                    -----     -----
                                                                    $ 321     $  10
                                                                    =====     =====

     In accordance with SFAS No. 128, "Earnings per Share," the calculation of earnings per common share and diluted earnings per common share is presented below (dollars in millions, except per share information, shares in thousands):




                                                                             1997           1996           1995
                                                                        -------------- -------------- -------------
 Earnings per common share computation
  Net income ..........................................................    $ 3,077        $ 2,375       $ 1,950
  Total preferred stock dividends .....................................        (11)           (15)           (8)
                                                                           ---------      ---------     ----------
  Income available to common shareholders .............................    $ 3,066        $ 2,360       $ 1,942
                                                                           ---------      ---------     ----------
  Average common shares issued ........................................    717,450        590,216       544,959
                                                                           ---------      ---------     ----------
  Earnings per common share ...........................................    $  4.27        $  4.00       $  3.56
                                                                           =========      =========     ==========
 Diluted earnings per common share computation
  Income available to common shareholders .............................    $ 3,066        $ 2,360       $ 1,942
  Total preferred stock dividends .....................................         11             15             8
  Preferred stock dividends on nonconvertible stock ...................         (4)            (8)           --
                                                                           ----------     ----------    ----------
  Effect of assumed conversions .......................................          7              7             8
                                                                           ---------      ---------     ----------
  Income available to common shareholders and assumed conversions .....    $ 3,073        $ 2,367       $ 1,950
                                                                           ---------      ---------     ----------
  Average common shares issued ........................................    717,450        590,216       544,959
  Incremental shares from assumed conversions:
   Convertible preferred stock ........................................      3,683          3,896         4,582
   Stock options ......................................................     16,658          9,235         4,726
                                                                           ---------      ---------     ----------
  Dilutive potential common shares ....................................     20,341         13,131         9,308
                                                                           ---------      ---------     ----------
  Total dilutive average common shares issued .........................    737,791        603,347       554,267
                                                                           ---------      ---------     ----------
  Diluted earnings per common share ...................................    $  4.17        $  3.92       $  3.52
                                                                           =========      =========     ==========

Note Eight -- Commitments and Contingencies and Off-Balance Sheet Financial Instruments

     In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet.


Credit Extension Commitments

     The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following summarizes commitments outstanding on December 31 (dollars in millions):



                                                               1997       1996
                                                            ---------- ----------
Commitments to extend credit
  Credit card commitments .................................  $ 27,480   $24,255
  Other loan commitments ..................................   100,405    82,506
Standby letters of credit and financial guarantees ........    11,663    10,060
Commercial letters of credit ..............................       903       761

     Commitments to extend credit are legally binding, generally have specified rates and maturities and are for specified purposes. The Corporation manages the credit risk on these commitments by subjecting these commitments to normal credit approval and monitoring processes and protecting against deterioration in the borrowers' ability to pay through adverse-change clauses which require borrowers to maintain various credit and liquidity measures. There were no unfunded commitments to any industry or country greater than 10 percent of total unfunded commitments to lend. Credit card lines are unsecured commitments which are reviewed at least annually by management. Upon evaluation of the customers' creditworthiness, the Corporation has the right to terminate or change the terms of the credit card lines. Of the December 31, 1997 other loan commitments, $37.4 billion is scheduled to expire in less than one year, $44.6 billion in one to five years and $18.4 billion after five years.

     Standby letters of credit (SBLC) and financial guarantees are issued to support the debt obligations of customers. If a SBLC or financial guarantee is drawn upon, the Corporation looks to its customer for payment. SBLCs and financial guarantees are subject to the same approval and collateral policies as other extensions of credit. Of the December 31, 1997 SBLCs and financial guarantees, $7.8 billion is scheduled to expire in less than one year, $3.6 billion in one to five years and $269 million after five years.

     Commercial letters of credit, issued primarily to facilitate customer trade finance activities, are collateralized by the underlying goods being shipped by the customer and are generally short term.

     For each of these types of instruments, the Corporation's maximum exposure to credit loss is represented by the contractual amount of these instruments. Many of the commitments are collateralized or are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent risk of loss or future cash requirements.


Derivatives

     Derivatives utilized by the Corporation include interest rate swaps, financial futures and forward settlement contracts and option contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Financial futures and forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, currency or commodity at a predetermined future date and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined rate or price at a time or during a period in the future. These option agreements can be transacted on organized exchanges or directly between parties.


     Asset and Liability Management Activities

     Risk management uses interest rate contracts in the asset and liability management (ALM) process. Such contracts, which are generally non-leveraged generic interest rate and basis swaps and options, allow the Corporation to effectively manage its interest rate risk position.

     Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amounts. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors.

     The following table outlines the Corporation's ALM contracts on December 31, 1997 (dollars in millions):



                                                       Weighted
                                            Weighted   Average
                                 Notional    Average   Receive   Unrealized
                                  Amount    Pay Rate     Rate    Gain/(Loss)
                                ---------- ---------- --------- ------------
Generic receive fixed .........  $28,237   6.00%      6.49%        $303
Generic pay fixed .............    1,487   6.92       5.97          (22)
Basis swaps ...................    2,308   5.92       5.86           (1)
Option products ...............    5,902                             (7)
                                 -------                           -------
   Total ......................  $37,934                           $273
                                 =======                           ======

     In addition to the contracts in the table above, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign-denominated liabilities. Foreign currency swaps involve the conversion of certain scheduled interest and principal payments denominated in foreign currencies. On December 31, 1997, these contracts had a notional value of $2.7 billion and a net market value of negative $67 million.

     The net unrealized appreciation in the estimated value of the ALM interest rate and net negative market value in the ALM foreign exchange contract portfolio should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.


     Credit Risk Associated with Derivatives Activities

     Credit risk associated with ALM and trading derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. In managing derivatives credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivatives activities, the Corporation deals with creditworthy counterparties, primarily U.S. and foreign commercial banks, broker-dealers and corporates. On December 31, 1997, credit risk associated with ALM activities was not significant.

     During 1997, there were no material credit losses associated with ALM or trading derivatives transactions. In addition, on December 31, 1997, there were no material nonperforming derivatives positions. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the close out and netting of transactions upon the occurrence of certain events.

     A portion of the derivatives-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is minimal.

     The table below presents the notional or contract amounts on December 31, 1997 and 1996 and the current credit risk amounts (the net replacement cost of contracts in a gain position on December 31, 1997 and 1996) of the Corporation's derivatives-dealer positions which are primarily executed in the over-the-counter market for trading purposes. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in the following table do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements.


Derivatives-Dealer Positions
(Dollars in Millions)

                                                  1997                      1996
                                        ------------------------- ------------------------
                                         Contract/   Credit Risk   Contract/   Credit Risk
                                          Notional    Amount (1)    Notional   Amount (1)
                                        ----------- ------------- ----------- ------------
Interest Rate Contracts
  Swaps ...............................  $408,254       $1,580     $252,187      $  927
  Futures and forwards ................   213,520            1      186,333           5
  Written options .....................   449,810           --      298,594          --
  Purchased options ...................   413,196          683      294,591         561
Foreign Exchange Contracts
  Swaps ...............................     1,980          127        1,303          24
  Spot, futures and forwards ..........    53,438          685       94,028       1,137
  Written options .....................    49,146           --       63,081          --
  Purchased options ...................    46,063          450       61,716         352
Commodity and Other Contracts
  Swaps ...............................       852           49          812          81
  Futures and forwards ................     2,739           --        2,728          --
  Written options .....................    13,023           --       14,064          --
  Purchased options ...................    13,011          346       13,828         357
                                                        ------                   ------
   Total before cross product netting .                  3,921                    3,444
                                                        ------                   ------
   Cross product netting ..............                    368                      286
                                                        ------                   ------
   Net replacement cost ...............                 $3,553                   $3,158
                                                        ======                   ======


(1) Represents the net replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.

     The table above includes both long and short derivatives-dealer positions. The fair value of dealer positions on December 31, 1997 and 1996, as well as their average fair values for 1997 and 1996 are disclosed in Note Four.


Securities Lending

     During 1997, the Corporation sold substantially all of its securities lending business. This transaction did not have a material impact on the Corporation's results of operations or financial position.


When Issued Securities

     When issued securities are commitments to purchase or sell securities in the time period between the announcement of a securities offering and the issuance of those securities. On December 31, 1997, the Corporation had commitments to purchase and sell when issued securities of $6.5 billion and $5.7 billion, respectively. On December 31, 1996, commitments to purchase and sell when issued securities were $7.4 billion each.


Litigation

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


Note Nine -- Regulatory Requirements And Restrictions

     The Corporation's banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank (FRB) based on a percentage of certain deposits. Average reserve balances held with the FRB to meet these requirements amounted to $184 million and $554 million for 1997 and 1996, respectively.

     The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. The subsidiary banks, including those acquired through the Barnett merger, can initiate aggregate dividend payments in 1998, without prior regulatory approval, of $1.7 billion plus an additional amount equal to their net profits for 1998, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the Office of the Comptroller of the Currency
(OCC) is the bank's net profits for that year combined with its net retained profits, as defined, for the preceding two years.

     Regulations also restrict banking subsidiaries in lending funds to affiliates. On December 31, 1997, the total amount which could be loaned to the Corporation by its banking subsidiaries, including those acquired through the Barnett merger, was approximately $1.8 billion. On December 31, 1997, no loans to the Corporation from its banking subsidiaries were outstanding.

     The Federal Reserve Board, the OCC and the Federal Deposit Insurance Corporation (collectively, the Agencies) have issued regulatory capital guidelines for U.S. banking organizations. As of December 31, 1997, the Corporation and each of its banking subsidiaries were well capitalized under this regulatory framework. There are no conditions or events since December 31, 1997 that management believes have changed either the Corporation's or its banking subsidiaries' capital classifications. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation's financial statements.

     The regulatory capital guidelines measure capital in relation to the credit risk of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of two tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. In accordance with the FRB's amendment to its capital adequacy guidelines effective for periods beginning December 31, 1997, the Corporation is now required to include its broker-dealer subsidiary, NationsBanc Montgomery Securities LLC, when calculating regulatory capital ratios. Previously, the Corporation had been required to exclude the equity, assets and off-balance sheet exposures of its broker-dealer subsidiary.

     A well-capitalized institution must maintain a Tier 1 Capital ratio of six percent and a Total Capital ratio of ten percent. In order to meet minimum regulatory capital requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent.

     The leverage ratio guidelines establish a minimum ratio of Tier 1 Capital to quarterly average assets, excluding goodwill and certain other items, of three to four percent. Banking organizations must maintain a leverage capital ratio of at least five percent to be classified as well capitalized.

     On September 12, 1996, the Agencies amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Corporation and any of its banking subsidiaries with significant trading activity, as defined in the amendment, must incorporate a measure for market risk in their regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines are not expected to have a material impact on the Corporation or its subsidiaries' regulatory capital ratios or their well capitalized status.

     The following table presents the actual capital ratios and amounts and minimum required capital amounts for the Corporation and its significant banking subsidiaries on December 31 (dollars in millions):



                                                   1997                                    1996
                                  --------------------------------------- --------------------------------------
                                                         Amount Required                         Amount Required
                                         Actual            for Minimum           Actual            for Minimum
                                  ---------------------      Capital      ---------------------      Capital
                                     Ratio     Amount        Adequacy        Ratio     Amount       Adequacy
                                  ---------- ---------- ----------------- ---------- ---------- ----------------
 Tier 1 Capital
 NationsBank Corporation ........     6.50%   $13,593        $ 8,371          7.76%   $12,384        $ 6,384
 NationsBank, N.A. ..............     7.58     10,537          5,557          7.54      5,137          2,725
 NationsBank of Texas, N.A. .....     7.36      3,221          1,751          6.78      2,468          1,456
 Total Capital
 NationsBank Corporation ........    10.89     22,787         16,742         12.66     20,208         12,770
 NationsBank, N.A. ..............    10.98     15,256         11,113         10.41      7,093          5,451
 NationsBank of Texas, N.A. .....    10.13      4,434          3,502         10.19      3,706          2,910
 Leverage Capital
 NationsBank Corporation ........     5.57     13,593          7,321          7.09     12,384          6,987
 NationsBank, N.A. ..............     5.68     10,537          5,568          6.21      5,137          3,309
 NationsBank of Texas, N.A. .....     5.63      3,221          1,715          6.23      2,468          1,585

     During 1997, several subsidiaries including NationsBank, N.A. (South) and various subsidiaries acquired in the purchase of Boatmen's were merged with and into NationsBank, N.A. The capital ratios and amounts for NationsBank, N.A. as of December 31, 1996 have not been restated to reflect the impact of such mergers. In addition, the capital ratios and amounts for NationsBank Corporation have not been restated at December 31, 1996 for amendments to the regulatory capital guidelines during 1997.


Note Ten -- Employee Benefit Plans

     The Corporation sponsors noncontributory trusteed pension plans that cover substantially all officers and employees. The plans provide defined benefits based on an employee's compensation, age at retirement and years of service. It is the policy of the Corporation to fund not less than the minimum funding amount required by the Employee Retirement Income Security Act.

The following table sets forth the plans' estimated status on December 31 (dollars in millions):



                                                                                               1997         1996
                                                                                          -------------- ----------
 Actuarial present value of benefit obligation
  Accumulated benefit obligation, including vested benefits of $1,241 and $813...........    $(1,277)      $ (840)
                                                                                             =======       ======
  Projected benefit obligation for service rendered to date .............................    $(1,301)      $ (997)
 Plan assets at fair value, primarily listed stocks, fixed income securities
 and real estate.........................................................................      1,646        1,202
                                                                                             -------       -------

 Plan assets in excess of projected benefit obligation ..................................        345          205
 Unrecognized net loss ..................................................................        264          187
 Unrecognized net transition asset being amortized ......................................         (9)         (12)
 Unrecognized prior service benefit being amortized .....................................       (138)         (33)
 Deferred investment gain ...............................................................        (39)         (39)
                                                                                             ---------     ------
  Prepaid pension cost ..................................................................    $   423       $  308
                                                                                             =========     ======

     Net periodic pension expense (benefit) for the years ended December 31 included the following components (dollars in millions):



                                                            1997      1996      1995
                                                         --------- --------- ---------
 Service cost-benefits earned during the period ........  $   45    $   43    $   35
 Interest cost on projected benefit obligation .........      95        77        74
 Actual return on plan assets ..........................    (185)     (148)     (199)
 Net amortization and deferral .........................      29        39        95
                                                          ------    ------    ------
  Net periodic pension expense (benefit) ...............  $  (16)   $   11    $    5
                                                          ======    ======    ======

     For December 31, 1997, the weighted average discount rate and rate of increase in future compensation used in determining the actuarial present value of the projected benefit obligation were 7.5 percent and 4.0 percent, respectively. The related expected long-term rate of return on plan assets was
10.0 percent. For December 31, 1996, the weighted average discount rate, rate of increase in future compensation and expected long-term rate of return on plan assets were 8.0 percent, 4.0 percent and 10.0 percent, respectively.


Health and Life Benefit Plans

     In addition to providing retirement benefits, the Corporation provides health care and life insurance benefits for active and retired employees. Substantially all of the Corporation's employees, including certain employees in foreign countries, may become eligible for postretirement benefits if they reach early retirement age while employed by the Corporation and they have the required number of years of service. Under the Corporation's current plan, eligible retirees are entitled to a fixed dollar amount for each year of service. Additionally, certain current retirees are eligible for different benefits attributable to prior plans.

     All of the Corporation's accrued postretirement benefit liability was unfunded at December 31, 1997. The "projected unit credit" actuarial method was used to determine the normal cost and actuarial liability.

     A reconciliation of the estimated status of the postretirement benefit obligation on December 31 is as follows (dollars in millions):



                                                        1997        1996
                                                     ---------- ------------
 Accumulated postretirement benefit obligation
  Retirees .........................................   $ (196)     $(148)
  Fully eligible active participants ...............      (11)        (3)
  Other active plan participants ...................      (59)       (42)
                                                       ------      -------
                                                         (266)      (193)
 Unamortized transition obligation .................      109        116
 Unamortized service cost ..........................        1          1
 Unrecognized net loss (gain) ......................       10         (1)
                                                       ------      --------
  Accrued postretirement benefit liability .........   $ (146)     $ (77)
                                                       ======      =======

     Net periodic postretirement expense (benefit) for the years ended December 31 included the following (dollars in millions):



                                                                        1997      1996      1995
                                                                     --------- --------- ---------
Service cost .......................................................   $ 3       $ 3       $ 2
Interest cost on accumulated postretirement benefit obligation .....    20        15        15
Amortization of transition obligation over 20 years ................     7         7         7
Amortization of gains ..............................................    (3)       (1)       (5)
                                                                       ------    ------    ------
  Net periodic postretirement expense ..............................   $27       $24       $19
                                                                       =====     =====     =====

     The health care cost trend rates used in determining the accumulated postretirement benefit obligation were 6.50 percent for pre-65 benefits and
4.75 percent for post-65 benefits. A one-percent change in the average health care cost trend rates would increase the accumulated postretirement benefit obligation by 6 percent and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost by 5 percent. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent and 8.0 percent at December 31, 1997 and 1996, respectively.


Savings and Profit Sharing Plans

     In addition to the retirement plans, the Corporation maintains several defined contribution savings and profit sharing plans, one of which features a leveraged employee stock ownership (ESOP) provision.

     For 1997, 1996 and 1995, the Corporation contributed approximately $45 million, $39 million and $43 million, respectively, in cash which was utilized primarily to purchase the Corporation's common stock under the terms of these plans. On December 31, 1997, an aggregate of 21,405,686 shares of the Corporation's common stock and 2,192,387 shares of ESOP preferred stock were held by the Corporation's various savings and profit sharing plans.

     Under the terms of the ESOP provision, payments to the plan for dividends on the ESOP Preferred Stock were $7 million for both 1997 and 1996 and $8 million for 1995. Interest incurred to service the ESOP debt amounted to $2 million, $3 million and $4 million for 1997, 1996 and 1995, respectively.


Stock Option and Award Plans

     At December 31, 1997, the Corporation had certain stock-based compensation plans (the Plans) which are described below. The Corporation applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock option and award plans and has elected to provide SFAS 123 disclosures as if the Corporation had adopted the fair-value based method of measuring outstanding employee stock options in 1997 and 1996 as indicated below (dollars in millions except per share data):



                                                         As Reported              Pro Forma
                                                   ----------------------- -----------------------
                                                       1997        1996        1997        1996
                                                   ----------- ----------- ----------- -----------
Net income .......................................   $ 3,077     $ 2,375     $ 2,901     $ 2,282
Net income available to common shareholders ......     3,066       2,360       2,890       2,267
Earnings per common share ........................      4.27        4.00        4.03        3.84
Diluted earnings per common share ................      4.17        3.92        3.93        3.77

     In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted average grant-date fair values of the options granted during 1997 and 1996 were based on the following assumptions:



                                                  Risk-Free             Dividend
                                               Interest Rates             Yield           Expected Lives         Volatility
                                            --------------------- --------------------- ------------------- ---------------------
                                               1997       1996       1997       1996       1997      1996      1997       1996
                                            ---------- ---------- ---------- ---------- --------- --------- ---------- ----------
1996 Associates Stock Option Award Plan ...     6.31%      6.44%      3.50%      3.55%  3 years   4 years       21.4%      20.8%
Key Employee Stock Plan ...................     6.29       5.52       3.50       3.55   7 years   7 years       27.8       24.6

     Compensation expense under the fair-value based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS 123 in 1997 and 1996 may not be indicative of future amounts.


 1996 Associates Stock Option Award Plan:

     Under the 1996 Associates Stock Option Award Plan (ASOP), as amended, the Corporation has granted to certain full- and part-time employees options to purchase an aggregate of approximately 47 million shares of the Corporation's common stock. Under the ASOP, options generally become vested once the Corporation's common stock attains certain predetermined closing market prices for at least ten consecutive trading days. Approximately 42 million of the options granted under the ASOP have vested, 32 million of which have an exercise price of $42 1/8 per share and 10 million of which have an exercise price of $49 7/16 per share. Approximately 5 million of the remaining options granted under the ASOP have an exercise price of $56 1/8 per share and, in general, become 50% vested after the Corporation's common stock closes at or above $68 per share for ten consecutive trading days and become fully (100%) vested after the Corporation's common stock closes at or above $80 per share for ten consecutive trading days, provided that such options may not vest prior to April 1, 1998. Notwithstanding the price, any outstanding unvested options generally vest and become exercisable on July 1, 2000. All options granted under the ASOP expire on June 29, 2001.


     Key Employee Stock Plan:

     The Key Employee Stock Plan (KEYSOP), as amended and restated, provides for different types of awards including stock options, restricted stock and performance shares. Under the KEYSOP, ten-year options to purchase approximately 19 million shares of common stock have been granted to certain employees at the closing market price on the respective grant dates. Options granted under the KEYSOP generally vest in three or four equal annual installments. Additionally, 645 thousand shares of restricted stock were granted during 1997. These shares generally vest in three substantially equal installments beginning January 1998.

     On January 2, 1998, ten-year options to purchase approximately 3.8 million shares of common stock at $60 3/4 per share were granted to certain employees. On February 2, 1998, ten-year options to purchase approximately 900 thousand shares of common stock at $61 7/16 per share were granted to certain employees. For both grants, options vest and become exercisable in three equal annual installments beginning one year from the date of grant. Additionally, on January 9, 1998, approximately 1.3 million shares of restricted stock and ten-year options to purchase 495 thousand shares of common stock were granted to certain former Barnett executives in connection with their employment with the Corporation. These shares of restricted stock generally vest in two or three equal annual installments. These options were granted at $59 and become fully vested and exercisable two years from date of grant.


     Other Plans:

     Additional options and restricted stock under former plans and stock options assumed in connection with various acquisitions remain outstanding and are included in the tables below. No further awards may be granted under these plans.

     The following tables present the status of the Plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended:



                                            1997                        1996                        1995
                                ---------------------------- --------------------------- --------------------------
                                                  Weighted-                   Weighted-                   Weighted-
                                                   Average                     Average                     Average
                                                   Exercise                    Exercise                   Exercise
Employee Stock Options               Shares         Price         Shares        Price         Shares        Price
------------------------------- ---------------- ----------- --------------- ----------- --------------- ----------
 Outstanding at beginning of
  year ........................     44,540,150    $  37.22      12,788,762    $  23.52      12,741,502    $  20.34
 Shares due to acquisitions ...      5,869,602       22.72       1,098,580       17.26         264,446       19.55
 Granted ......................     20,953,823       53.31      38,259,496       41.08       7,920,000       26.82
 Exercised ....................    (27,378,510)      39.53      (3,783,170)      20.69      (7,691,186)      21.39
 Forfeited ....................     (2,421,652)      49.34      (3,823,518)      40.57        (446,000)      25.43
                                   -----------    --------      ----------    --------      ----------    --------
 Outstanding at end of year ...     41,563,413       41.05      44,540,150       37.22      12,788,762       23.52
                                   ===========    ========      ==========    ========      ==========    ========
 Options exercisable at year
  end .........................     28,810,939       37.37       7,591,598       24.38       6,805,944       20.66
 Weighted-average fair value
  of options granted during
  the year ....................  $       10.93                $       7.82                $       6.91
                                 =============                ============                ============


                                                 1997                       1996                        1995
                                       ------------------------- --------------------------- --------------------------
                                                      Weighted-                   Weighted-                   Weighted-
                                                       Average                     Average                     Average
Restricted Stock Awards                                 Grant                       Grant                       Grant
(includes KEYSOP)                          Shares       Price         Shares        Price         Shares        Price
-------------------------------------- ------------- ----------- --------------- ----------- --------------- ----------
Outstanding unvested grants at
  beginning of year ..................   1,341,550    $  23.55       2,520,892    $  23.23       3,633,704    $  22.93
Granted ..............................     645,000       51.20              --          --         125,000       24.50
Vested ...............................    (876,830)      22.45      (1,106,062)      22.76      (1,136,732)      22.39
Canceled .............................     (13,020)      24.58         (73,280)      24.36        (101,080)      22.75
                                         ---------    --------      ----------    --------      ----------    --------
Outstanding unvested grants at end
  of year ............................   1,096,700       40.68       1,341,550       23.55       2,520,892       23.23
                                         =========    ========      ==========    ========      ==========    ========

     The following table summarizes information about stock options outstanding on December 31, 1997:



                                     Options Outstanding                          Options Exercisable
                    ------------------------------------------------------ ----------------------------------
                         Number       Weighted-Average                          Number
      Range of         Outstanding        Remaining      Weighted-Average     Exercisable    Weighted-Average
Exercise Prices      at December 31   Contractual Life    Exercise Price    at December 31    Exercise Price
------------------- ---------------- ------------------ ------------------ ---------------- -----------------
$  4.00-$30.00          9,385,277        6.4 years           $  23.43          7,773,277        $  22.73
$ 30.01-$46.50         18,805,751        4.8 years              40.00         16,359,651           40.78
$ 46.51-$65.50         13,372,385        6.6 years              54.91          4,678,011           49.74
                       ----------                                             ----------
$  4.00-$65.50         41,563,413        5.7 years              41.05         28,810,939           37.37
                       ==========                                             ==========

Note Eleven -- Income Taxes

     The components of income tax expense for the years ended December 31 were (dollars in millions):



                                          1997       1996        1995
                                       --------- ------------ ---------
 Current portion -- expense
  Federal ............................  $1,228      $ 862      $  814
  State ..............................      60         37          55
  Foreign ............................      17         14          13
                                        ------      -----      ------
                                         1,305        913         882
                                        ------      -----      ------
 Deferred portion -- expense (benefit)
  Federal ............................     399        340         147
  State ..............................      13         13          12
  Foreign ............................       2         (7)         --
                                        ------      --------   ------
                                           414        346         159
                                        ------      -------    ------
   Total income tax expense ..........  $1,719      $1,259     $1,041
                                        ======      =======    ======

     The preceding table does not reflect the tax effects of unrealized gains and losses on securities available for sale and marketable equity securities that are included in shareholders' equity and certain tax benefits associated with the Corporation's employee stock plans. As a result of these tax effects, shareholders' equity increased (decreased) by $60 million, $193 million and ($250) million in 1997, 1996 and 1995, respectively.

     The Corporation's current income tax expense approximates the amounts payable for those years.

     Deferred income tax expense represents the change in the deferred tax asset or liability and is discussed further below.

     A reconciliation of the expected federal income tax expense to the actual consolidated income tax expense for the years ended December 31 was as follows (dollars in millions):



                                                         1997      1996      1995
                                                      --------- --------- ---------
 Expected federal tax expense .......................  $1,679    $1,272    $1,047
 Increase (decrease) in taxes resulting from
  Tax-exempt income .................................     (55)      (37)      (32)
  State tax expense, net of federal benefit .........      52        37        55
  Goodwill amortization .............................     121        21        12
  Other .............................................     (78)      (34)      (41)
                                                       ------    ------    ------
    Total income tax expense ............. ..........  $1,719    $1,259    $1,041
                                                       ======    ======    ======

     Significant components of the Corporation's deferred tax (liabilities) assets on December 31 were as follows (dollars in millions):



                                                             1997        1996
                                                          ---------- -----------
Deferred tax liabilities
  Securities available for sale .........................  $   (198)  $    (45)
  Equipment lease financing .............................    (1,290)      (982)
  Depreciation ..........................................      (181)      (150)
  Intangibles ...........................................      (122)       (88)
  Employee retirement benefits ..........................       (65)       (88)
  Other, net ............................................      (296)      (216)
                                                           --------   --------
   Gross deferred tax liabilities .......................    (2,152)    (1,569)
                                                           --------   --------
Deferred tax assets
  Employee benefits .....................................       122         90
  Net operating loss carryforwards ......................        58         47
  Allowance for credit losses ...........................       953        791
  Foreclosed properties .................................        24         13
  Loan fees and expenses ................................        44         34
  General business credit carryforwards .................         6         10
  Other, net ............................................       267        156
                                                           --------   --------
   Gross deferred tax assets ............................     1,474      1,141
   Valuation allowance ..................................       (44)       (50)
                                                           --------   --------
   Gross deferred tax assets, net of valuation allowance      1,430      1,091
                                                           --------   --------
Net deferred tax liabilities ............................  $   (722)  $   (478)
                                                           ========   ========

     The Corporation's deferred tax assets on December 31, 1997 include a valuation allowance of $44 million representing primarily net operating loss carryforwards for which it is more likely than not that realization will not occur. The net change in the valuation allowance for deferred tax assets was a decrease of $6 million due to the realization of certain state deferred tax assets.


Note Twelve -- Fair Values of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Corporation's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below.

     In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the combined Corporation.

     The provisions of SFAS 107 do not require the disclosure of nonfinancial instruments, including intangible assets. The value of the Corporation's intangibles such as goodwill, franchise, credit card and trust relationships and MSRs, is significant.

Short-Term Financial Instruments

     The carrying values of short-term financial instruments, including cash and cash equivalents, federal funds sold and purchased, resale and repurchase agreements, and commercial paper and short-term borrowings, approximate the fair values of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities, or have an average maturity of less than 30 days and carry interest rates which approximate market.


Financial Instruments Traded in the Secondary Market

     Securities held for investment, securities available for sale, loans held for sale, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices.


Loans

     Fair values were estimated for groups of similar loans based upon type of loan, credit quality and maturity. The fair value of loans was determined by discounting estimated cash flows using interest rates approximating the Corporation's December 31 origination rates for similar loans. Where quoted market prices were available, primarily for certain residential mortgage loans, such market prices were utilized as estimates for fair values. Contractual cash flows for residential mortgage loans were adjusted for estimated prepayments using published industry data. Where credit deterioration has occurred, estimated cash flows for fixed- and variable-rate loans have been reduced to incorporate estimated losses.


Deposits

     The fair value for deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the Corporation's long-term relationships with depositors.

     The book and fair values of financial instruments for which book and fair value differed on December 31 were (dollars in millions):



                                                                          1997                    1996
                                                                 ----------------------- -----------------------
                                                                     Book        Fair        Book        Fair
                                                                    Value       Value       Value       Value
                                                                 ----------- ----------- ----------- -----------
Financial assets
  Loans, net of unearned income ................................  $136,801    $139,200    $116,711    $117,525
  Allowance for credit losses ..................................    (2,782)         --      (2,315)         --

Financial liabilities
  Deposits .....................................................   138,194     138,563     106,498     106,512
  Trust preferred securities ...................................     1,955       2,031         965         965
  Long-term debt (excluding obligations under capital leases) ..    27,150      27,711      22,689      22,739

     For all other financial instruments, book value approximates fair value.


Off-Balance Sheet Financial Instruments

     The fair value of the Corporation's ALM and other derivatives contracts is presented in the Derivatives section in Note Eight and the MSRs section of Note One to the consolidated financial statements.

     The fair value of liabilities on binding commitments to lend is based on the present value of cash flow streams using fee rates currently charged for similar agreements versus original contractual fee rates, taking into account the creditworthiness of the borrowers. The fair values were liabilities of approximately $113 million and $190 million on December 31, 1997 and 1996, respectively.

Note Thirteen -- NationsBank Corporation (Parent Company)

     The following tables present consolidated parent company financial information (dollars in millions):


Condensed Consolidated Statement of Income

                                                            Year Ended December 31
                                                         -----------------------------
                                                            1997      1996      1995
                                                         --------- --------- ---------
Income
 Dividends from consolidated
   Subsidiary banks and bank holding companies .........  $3,332    $2,309    $  999
   Other subsidiaries ..................................      34       210         7
 Interest from consolidated subsidiaries ...............     907       799       635
 Other income ..........................................     563       593       547
                                                          ------    ------    ------
                                                           4,836     3,911     2,188
                                                          ------    ------    ------
Expenses
 Interest on borrowed funds ............................   1,363     1,051       835
 Noninterest expense ...................................     483       519       462
                                                          ------    ------    ------
                                                           1,846     1,570     1,297
                                                          ------    ------    ------
Earnings
 Income before equity in undistributed earnings of
   consolidated subsidiaries and taxes .................   2,990     2,341       891
                                                          ------    ------    ------
 Equity in undistributed earnings of consolidated
   Subsidiary banks and bank holding companies .........    (365)      (63)      830
   Other subsidiaries ..................................     262        34       208
                                                          ------    ------    ------
                                                            (103)      (29)    1,038
                                                          ------    ------    ------
Income before income taxes .............................   2,887     2,312     1,929
Income tax benefit .....................................    (190)      (63)      (21)
                                                          ------    ------    ------
Net income .............................................  $3,077    $2,375    $1,950
                                                          ======    ======    ======
Net income available to common shareholders ............  $3,066    $2,360    $1,942
                                                          ======    ======    ======

Condensed Consolidated Balance Sheet

                                                              December 31
                                                         ---------------------
                                                            1997       1996
                                                         ---------- ----------
Assets
 Cash held at subsidiary banks .........................  $     8    $     8
 Temporary investments .................................      572      4,250
 Receivables from consolidated
   Subsidiary banks and bank holding companies .........    4,937      2,936
   Other subsidiaries ..................................   11,169      8,851
 Investment in consolidated
   Subsidiary banks and bank holding companies .........   24,126     13,985
   Other subsidiaries ..................................    2,431      1,705
 Other assets ..........................................    1,769      1,176
                                                          -------    -------
                                                          $45,012    $32,911
                                                          =======    =======
Liabilities and Shareholders' Equity
 Commercial paper and other notes payable ..............  $ 2,869    $ 2,344
 Accrued expenses and other liabilities ................    1,434        613
 Payables to consolidated subsidiaries .................    2,015        995
 Long-term debt ........................................   17,357     15,250
 Shareholders' equity ..................................   21,337     13,709
                                                          -------    -------
                                                          $45,012    $32,911
                                                          =======    =======

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                Condensed Consolidated Statement of Cash Flows

                                                                                     Year Ended December 31
                                                                               -----------------------------------
                                                                                   1997        1996        1995
                                                                               ----------- ----------- -----------
Operating Activities
 Net income ..................................................................  $  3,077    $  2,375    $  1,950
 Reconciliation of net income to net cash provided by operating activities
   Equity in undistributed earnings of consolidated subsidiaries .............       103          29      (1,038)
   Other operating activities ................................................         4         802        (380)
                                                                                --------    --------    --------
    Net cash provided by operating activities ................................     3,184       3,206         532
                                                                                --------    --------    --------
Investing Activities
 Net decrease (increase) in temporary investments ............................     3,678      (3,854)        187
 Net increase in receivables from consolidated subsidiaries ..................    (4,319)        (38)     (3,155)
 Additional capital investment in subsidiaries ...............................      (267)       (424)       (384)
 Acquisitions of subsidiaries, net of cash ...................................        61        (726)         --
                                                                                --------    --------    --------
    Net cash used in investing activities ....................................      (847)     (5,042)     (3,352)
                                                                                --------    --------    --------
Financing Activities
 Net increase (decrease) in commercial paper and other notes payable .........       525        (150)         68
 Proceeds from issuance of long-term debt ....................................     3,492       5,560       4,606
 Retirement of long-term debt ................................................      (836)     (1,509)     (1,005)
 Proceeds from issuance of common stock ......................................     1,242         136         239
 Common stock repurchased ....................................................    (5,769)     (1,503)       (522)
 Cash dividends paid .........................................................      (996)       (715)       (575)
 Other financing activities ..................................................         5          17          13
                                                                                --------    --------    --------
    Net cash (used in) provided by financing activities ......................    (2,337)      1,836       2,824
                                                                                --------    --------    --------
Net increase in cash held at subsidiary banks ................................        --          --           4
Cash held at subsidiary banks on January 1 ...................................         8           8           4
                                                                                --------    --------    --------
Cash held at subsidiary banks on December 31 .................................  $      8    $      8    $      8
                                                                                ========    ========    ========

NationsBank Corporation and Subsidiaries
Six-Year Consolidated Statistical Summary



                                                                  1997         1996
                                                              ------------ ------------
   Taxable-Equivalent Yields Earned
   Loans and leases, net of unearned income
    Commercial ..............................................       8.36%        8.16%
    Real estate commercial ..................................       8.95         9.03
    Real estate construction ................................       8.98         8.89
     Total commercial .......................................       8.46         8.29
    Residential mortgage ....................................       7.79         7.80
    Credit card .............................................      11.90        11.77
    Other consumer ..........................................       9.65         9.87
     Total consumer .........................................       8.99         9.06
    Foreign .................................................       7.13         6.87
    Lease financing .........................................       7.72         7.58
     Total loans and leases, net ............................       8.64         8.59
   Securities
    Held for investment .....................................       6.11         5.59
    Available for sale ......................................       6.87         6.63
     Total securities .......................................       6.82         6.46
   Loans held for sale ......................................       7.19         7.30
   Federal funds sold and securities purchased under
    agreements to resell ....................................       5.59         5.19
   Time deposits placed and other short-term
    investments .............................................       5.82         5.54
   Trading account securities ...............................       6.01         6.44
     Total earning assets ...................................       7.90         7.83
   Rates Paid
   Savings ..................................................       2.02         2.22
   NOW and money market deposit accounts ....................       2.59         2.52
   Consumer CDs and IRAs ....................................       5.22         5.28
   Negotiated CDs, public funds and other time
    deposits ................................................       5.48         5.49
   Foreign time deposits ....................................       5.38         5.38
   Borrowed funds and trading account liabilities ...........       5.67         5.65
   Long-term debt ...........................................       6.52         6.51
     Total interest-bearing liabilities .....................       4.79         4.85
   Profit Margins
   Net interest spread ......................................       3.11         2.98
   Net interest yield .......................................       3.79         3.62
   Year-End Data
   (Dollars in millions)
   Loans, leases and factored accounts receivable, net of
    unearned income .........................................   $143,792     $122,630
   Securities held for investment ...........................      1,156        2,110
   Securities available for sale ............................     46,047       12,277
   Loans held for sale ......................................      2,911        1,215
   Time deposits placed and other short-term
    investments .............................................      2,395        1,843
   Total earning assets .....................................    228,927      164,676
   Total assets .............................................    264,562      185,794
   Noninterest-bearing deposits .............................     34,674       25,738
   Domestic savings and time deposits .......................     89,127       72,707
   Foreign time deposits ....................................     14,393        8,053
   Total savings and time deposits ..........................    103,520       80,760
   Total deposits ...........................................    138,194      106,498
   Borrowed funds and trading account liabilities ...........     66,011       35,753
   Long-term debt ...........................................     27,204       22,985
   Total shareholders' equity ...............................     21,337       13,709



                                                                  1995         1994        1993       1992
                                                              ------------ ------------ ---------- ----------
   Taxable-Equivalent Yields Earned
   Loans and leases, net of unearned income
    Commercial ..............................................       8.19%        7.56%       6.96%      7.08%
    Real estate commercial ..................................       9.30         8.18        7.59       7.78
    Real estate construction ................................       9.73         8.49        7.50       7.17
     Total commercial .......................................       8.42         7.71        7.09       7.20
    Residential mortgage ....................................       7.78         7.62        8.27       9.33
    Credit card .............................................      12.78        12.84       13.62      14.45
    Other consumer ..........................................      10.07         9.26        9.24      10.07
     Total consumer .........................................       9.37         8.99        9.51      10.50
    Foreign .................................................       7.71         6.10        5.49       6.63
    Lease financing .........................................       7.59         7.50        7.96       8.25
     Total loans and leases, net ............................       8.79         8.20        8.06       8.49
   Securities
    Held for investment .....................................       5.57         5.06        5.54       6.84
    Available for sale ......................................       6.25         5.20        4.80       5.77
     Total securities .......................................       5.84         5.12        5.51       6.76
   Loans held for sale ......................................       7.47         6.63        6.73       7.22
   Federal funds sold and securities purchased under
    agreements to resell ....................................       6.18         4.09        3.21       3.77
   Time deposits placed and other short-term
    investments .............................................       6.87         5.12        3.91       5.09
   Trading account securities ...............................       7.76         7.32        5.43       4.64
     Total earning assets ...................................       7.98         7.16        7.06       7.70
   Rates Paid
   Savings ..................................................       2.37         2.33        2.38       2.86
   NOW and money market deposit accounts ....................       2.68         2.34        2.24       2.82
   Consumer CDs and IRAs ....................................       5.19         4.17        4.52       5.58
   Negotiated CDs, public funds and other time
    deposits ................................................       5.56         4.02        3.97       4.93
   Foreign time deposits ....................................       6.25         4.98        4.05       5.52
   Borrowed funds and trading account liabilities ...........       6.40         4.87        3.45       3.33
   Long-term debt ...........................................       7.00         6.85        7.44       8.92
     Total interest-bearing liabilities .....................       5.28         4.09        3.53       4.12
   Profit Margins
   Net interest spread ......................................       2.70         3.07        3.53       3.58
   Net interest yield .......................................       3.33         3.58        3.96       4.10
   Year-End Data
   (Dollars in millions)
   Loans, leases and factored accounts receivable, net of
    unearned income .........................................   $117,033     $103,371    $ 92,007   $ 72,714
   Securities held for investment ...........................      4,432       17,800      13,584     23,355
   Securities available for sale ............................     19,415        8,025      15,470      1,374
   Loans held for sale ......................................      1,663          318       1,697      1,236
   Time deposits placed and other short-term
    investments .............................................      1,296        2,159       1,479      1,994
   Total earning assets .....................................    167,945      151,722     140,890    103,872
   Total assets .............................................    187,298      169,604     157,686    118,059
   Noninterest-bearing deposits .............................     23,414       21,380      20,723     17,702
   Domestic savings and time deposits .......................     64,388       66,487      66,356     62,988
   Foreign time deposits ....................................     12,889       12,603       4,034      2,037
   Total savings and time deposits ..........................     77,277       79,090      70,390     65,025
   Total deposits ...........................................    100,691      100,470      91,113     82,727
   Borrowed funds and trading account liabilities ...........     51,067       45,555      44,248     21,957
   Long-term debt ...........................................     17,775        8,488       8,352      3,066
   Total shareholders' equity ...............................     12,801       11,011       9,979      7,814

NationsBank Corporation and Subsidiaries

Six-Year Consolidated Statistical Summary



                                                                   1997          1996
                                                              ------------- -------------
Earnings Ratios
Return on average
 Total assets ...............................................        1.26%          1.18%
 Earning assets .............................................        1.46           1.34
 Common shareholders' equity ................................       15.26          17.95
Earnings Analysis (Taxable-Equivalent)
Noninterest income as a percentage of net interest
 income .....................................................       62.42          56.76
Noninterest expense, excluding merger-related charge,
 as a percentage of net interest income .....................       92.92          88.20
Efficiency ratio: noninterest expense, excluding
 merger-related charge, divided by the sum of net
 interest income and noninterest income .....................        57.2           56.3
Overhead ratio: noninterest expense, excluding
 merger-related charge, less noninterest income divided
 by net interest income .....................................       30.51          31.44
Net income as a percentage of net interest income ...........       38.40          36.98
Asset Quality
For the year
Net charge-offs as a percentage of average loans, leases
 and factored accounts receivable ...........................         .54            .48
Net charge-offs as a percentage of the provision for
 credit losses ..............................................       99.75          98.84
At year end
Allowance for credit losses as a percentage of net loans,
 leases and factored accounts receivable ....................        1.94           1.89
Allowance for credit losses as a percentage of
 nonperforming loans ........................................      273.34         260.02
Nonperforming assets as a percentage of net loans,
 leases, factored accounts receivable and foreclosed
 properties .................................................         .79            .85
Nonperforming assets as a percentage of total assets ........         .43            .56
Nonperforming assets (in millions) ..........................  $    1,135    $     1,043
Risk-Based Capital Ratios
Tier 1 ......................................................        6.50%          7.76%
Total .......................................................       10.89          12.66
Other Capital Ratios
Common shareholders' equity as a percentage of total
 assets at year end .........................................        8.04           7.31
Dividend payout ratio (per common share) ....................       32.13          29.95
Common shareholders' equity per common share
 Average ....................................................  $    28.00     $    22.28
 At year end ................................................       29.87          23.69
Other Statistics
Number of full-time equivalent employees ....................      80,360         62,971
Rate of increase (decrease) in average
 Total loans and leases, net of unearned income .............       18.80%         11.67%
 Earning assets .............................................       19.07           6.23
 Total assets ...............................................       21.71           6.54
 Total deposits .............................................       24.24           8.37
 Total shareholders' equity .................................       52.21          15.82
Common Stock Information
Market price per share
 High for the year ..........................................  $ 71 11/16    $    52 5/8
 Low for the year ...........................................          48        32 3/16
 Close at the end of the year ...............................    60 13/16         48 7/8
Daily average trading volume ................................   2,365,800      1,937,938
Number of shareholders of record ............................     128,488        106,345



                                                                   1995          1994          1993          1992
                                                              ------------- ------------- ------------- -------------
Earnings Ratios
Return on average
 Total assets ...............................................         1.03%        1.02%           .97%         1.00%
 Earning assets .............................................         1.17         1.14           1.09          1.12
 Common shareholders' equity ................................        17.01        16.10          15.00         15.83
Earnings Analysis (Taxable-Equivalent)
Noninterest income as a percentage of net interest
 income .....................................................        55.36        48.96          44.48         45.65
Noninterest expense, excluding merger-related charge,
 as a percentage of net interest income .....................        92.85        93.16          90.90         94.64
Efficiency ratio: noninterest expense, excluding
 merger-related charge, divided by the sum of net
 interest income and noninterest income .....................         59.8         62.5           62.9          65.0
Overhead ratio: noninterest expense, excluding
 merger-related charge, less noninterest income divided
 by net interest income .....................................        37.50        44.20          46.42         48.99
Net income as a percentage of net interest income ...........        35.07        31.86          31.79         27.33
Asset Quality
For the year
Net charge-offs as a percentage of average loans, leases
 and factored accounts receivable ...........................          .38          .33            .51          1.25
Net charge-offs as a percentage of the provision for
 credit losses ..............................................       110.21       101.79          95.76        121.15
At year end
Allowance for credit losses as a percentage of net loans,
 leases and factored accounts receivable ....................         1.85         2.11           2.36          2.00
Allowance for credit losses as a percentage of
 nonperforming loans ........................................       306.49       273.07         193.38        103.11
Nonperforming assets as a percentage of net loans,
 leases, factored accounts receivable and foreclosed
 properties .................................................          .73         1.10           1.92          2.72
Nonperforming assets as a percentage of total assets ........          .46          .67           1.13          1.69
Nonperforming assets (in millions) ..........................  $       853   $    1,138    $     1,783    $    1,997
Risk-Based Capital Ratios
Tier 1 ......................................................         7.24%        7.43%          7.41%        7.54%
Total .......................................................        11.58        11.47          11.73         11.52
Other Capital Ratios
Common shareholders' equity as a percentage of total
 assets at year end .........................................         6.81         6.47           6.25          6.60
Dividend payout ratio (per common share) ....................        29.17        30.78          28.38         33.07
Common shareholders' equity per common share
 Average ....................................................  $     20.95    $   19.00     $    16.68     $   14.53
 At year end ................................................        23.26        19.85          18.20         15.40
Other Statistics
Number of full-time equivalent employees ....................       58,322       61,484         57,742        50,828
Rate of increase (decrease) in average
 Total loans and leases, net of unearned income .............        15.24%       20.29%         15.83%        (1.70)%
 Earning assets .............................................        12.55        24.50          16.59          (.84)
 Total assets ...............................................        13.36        23.75          16.82          (.64)
 Total deposits .............................................         5.91        12.30            .97         (5.59)
 Total shareholders' equity .................................         9.22        21.19          18.73         10.31
Common Stock Information
Market price per share
 High for the year ..........................................  $    37 3/8   $ 28 11/16    $        29    $26 11/16
 Low for the year ...........................................      22 5/16     21 11/16         22 1/4     19 13/16
 Close at the end of the year ...............................     34 13/16      22 9/16         24 1/2     25 11/16
Daily average trading volume ................................    1,452,934    1,507,030      1,333,182    1,455,156
Number of shareholders of record ............................      103,137      105,774        108,435       89,371

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information set forth under the caption "Election of Directors" on pages 2 through 7 of the definitive 1998 Proxy Statement of the registrant furnished to shareholders in connection with its Annual Meeting to be held on April 22, 1998 (the "1998 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with the registrant, business experience, directorships in other public companies, service on the registrant's Board and certain family relationships, and information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the 1998 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference. In addition, information set forth under the caption "Special Compensation Arrangements -- Employment Agreement with Mr. Craig" on page 14 of the 1998 Proxy Statement is hereby incorporated by reference. Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.


Item 11. EXECUTIVE COMPENSATION

     Information with respect to current remuneration of executive officers, certain proposed remuneration to them, their options and certain indebtedness and other transactions set forth in the 1998 Proxy Statement (i) under the caption "Board of Directors' Compensation" on pages 10 and 11 thereof, (ii) under the caption "Executive Compensation" on pages 11 and 12 thereof, (iii) under the caption "Retirement Plans" on page 13 thereof, (iv) under the caption "Deferred Compensation Plan" on pages 13 and 14 thereof, (v) under the caption "Special Compensation Arrangements" on page 14 thereof, (vi) under the caption "Compensation Committee Interlocks and Insider Participation" on page 18 thereof, and (vii) under the caption "Certain Transactions" on pages 18 and 19 thereof, is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The security ownership information required by Item 403 of Regulation S-K relating to persons who beneficially own more than 5 percent of the outstanding shares of Common Stock, ESOP Preferred Stock or 7% Cumulative Redeemable Preferred Stock, Series B, as well as security ownership information relating to directors, nominees and named executive officers individually and directors and executive officers as a group, is hereby incorporated by reference to the ownership information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 7 through 10 of the 1998 Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to relationships and related transactions between the registrant and any director, nominee for director, executive officer, security holder owning 5 percent or more of the registrant's voting securities or any member of the immediate family of any of the above, as set forth in the 1998 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" on page 18 and under the caption "Certain Transactions" on pages 18 and 19 thereof, is, to the extent such information is required by
Item 404 of Regulation S-K, hereby incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. The following documents are filed as part of this report:



                                                                                                           Page
                                                                                                          -----
   (1)      Financial Statements:
            Report of Independent Accountants ...........................................................  46
            Consolidated Statement of Income for each of the three years ended December 31, 1997 ........  47
            Consolidated Balance Sheet at December 31, 1997 and 1996 ....................................  48
            Consolidated Statement of Cash Flows for each of the three years ended December 31, 1997.....  49
            Consolidated Statement of Changes in Shareholders' Equity for each of the three years ended December 31, 1997 .....................................................................  50
            Notes To Consolidated Financial Statements ..................................................  51
   (2)      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  b. The following reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 1997:

     Current Report on Form 8-K dated October 14, 1997 and filed October 20, 1997, Items 5 and 7.

     Current Report on Form 8-K/A-1 dated August 29, 1997 and filed November 12, 1997, Item 7. The following financial statements of the business to be acquired (Barnett Banks, Inc.) were filed as part of this Current Report on Form 8-K/A-1:

       Consolidated Statements of Financial Condition as of December 31, 1996 and 1995;

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994;

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994; and

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

    In addition, the following unaudited pro forma financial information was filed as part of this Current Report on Form 8-K/A-1:

       Uaudited Pro Forma Condensed Balance Sheet as of September 30, 1997;

         Unaudited Pro Forma Condensed Statement of Income for the nine months ended September 30, 1997; and

         Unaudited Pro Forma Condensed Statement of Income for the year ended December 31, 1996.

   c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5, including executive compensation plans and arrangements which are identified separately by asterisk).

     With the exception of the information herein expressly incorporated by reference, the 1998 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONSBANK CORPORATION

Date: March 13, 1998
                                     By: */s/   Hugh L. McColl, Jr.
                                     ------------------------------------------
                                               Hugh L. McColl, Jr.
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                  Title                       Date
---------------------------------------  -------------------------------------- ---------------
*/s/  Hugh L. McColl, Jr.                Chief Executive Officer and Director   March 13, 1998
 ----------------------------------      (Principal Executive Officer)
      (Hugh L. McColl, Jr.)

 */s/  James H. Hance, Jr.                Vice Chairman, Chief Financial         March 13, 1998
 ----------------------------------      Officer and Director
      (James H. Hance, Jr.)

                                         (Principal Financial Officer)
*/s/  Marc D. Oken                       Executive Vice President               March 13, 1998
 ----------------------------------      (Principal Accounting Officer)
      (Marc D. Oken)

*/s/  Andrew B. Craig, III               Chairman of the Board                  March 13, 1998
 ----------------------------------
     (Andrew B. Craig, III)

*/s/  Ray C. Anderson                    Director                               March 13, 1998
 ----------------------------------
     (Ray C. Anderson)

*/s/  William M. Barnhardt               Director                               March 13, 1998
 ----------------------------------
     (William M. Barnhardt)

*/s/  Rita Bornstein                     Director                               March 13, 1998
 ----------------------------------
     (Rita Bornstein)

*/s/  B. A. Bridgewater, Jr.             Director                               March 13, 1998
 ----------------------------------
     (B. A. Bridgewater, Jr.)

*/s/  Thomas E. Capps                    Director                               March 13, 1998
 ----------------------------------
     (Thomas E. Capps)

*/s/  Alvin R. Carpenter                 Director                               March 13, 1998
 ----------------------------------
     (Alvin R. Carpenter)

*/s/  Charles W. Coker                   Director                               March 13, 1998
 ----------------------------------
     (Charles W. Coker)

                Signature                           Title                Date
----------------------------------------  ------------------------ ---------------
*/s/  Thomas G. Cousins                   Director                 March 13, 1998
 ----------------------------------
     (Thomas G. Cousins)

 ----------------------------------       Director                 March  , 1998
      (Alan T. Dickson)

*/s/  Paul Fulton                         Director                 March 13, 1998
 ----------------------------------
     (Paul Fulton)

*/s/  C. Ray Holman                       Director                 March 13, 1998
 ----------------------------------
     (C. Ray Holman)

*/s/  W. W. Johnson                       Director                 March 13, 1998
 ----------------------------------
     (W. W. Johnson)

*/s/  Kenneth D. Lewis                    President and Director   March 13, 1998
 ----------------------------------
     (Kenneth D. Lewis)

*/s/  Russell W. Meyer, Jr.               Director                 March 13, 1998
 ----------------------------------
     (Russell W. Meyer, Jr.)

 ----------------------------------       Director                 March  , 1998
     (Richard B. Priory)

*/s/  Charles E. Rice                     Director                 March 13, 1998
 ----------------------------------
      (Charles E. Rice)

 ----------------------------------       Director                 March  , 1998
      (John C. Slane)

*/s/  O. Temple Sloan, Jr.                Director                 March 13, 1998
 ----------------------------------
     (O. Temple Sloan, Jr.)

*/s/  Meredith R. Spangler                Director                 March 13, 1998
 ----------------------------------
     (Meredith R. Spangler)

*/s/  Albert E. Suter                     Director                 March 13, 1998
 ----------------------------------
     (Albert E. Suter)

*/s/  Ronald Townsend                     Director                 March 13, 1998
 ----------------------------------
     (Ronald Townsend)

                 Signature                     Title         Date
------------------------------------------  ---------- ---------------
*/s/  Jackie M. Ward                        Director   March 13, 1998
 ----------------------------------
     (Jackie M. Ward)

*/s/  John A. Williams                      Director   March 13, 1998
 ----------------------------------
     (John A. Williams)

*/s/  Virgil R. Williams                    Director   March 13, 1998
 ----------------------------------
     (Virgil R. Williams)

  *By:/s/    Charles M. Berger
 ----------------------------------
      Charles M. Berger, Attorney-in-Fact


                             INDEX TO EXHIBITS



Exhibit No.                                        Description
-------------   ---------------------------------------------------------------------------------
        3(a)    Amended and Restated Articles of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's
                Current Report on Form 8-K dated December 9, 1997.
         (b)    Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(ii) of registrant's Quarterly Report on
                Form 10-Q dated May 15, 1997.
        4(a)    Specimen certificate of registrant's Common Stock, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-45542.
         (b)    Specimen certificate of registrant's ESOP Convertible Preferred Stock, Series
                C, incorporated by reference to Exhibit 4(c) of registrant's Annual Report on
                Form 10-K dated March 25, 1992.
         (c)    Indenture dated as of August 1, 1982 between registrant and Morgan
                Guaranty Trust Company of New York, pursuant to which registrant issued its
                7 3/4% Debentures, due 2002, incorporated by reference to Exhibit 4.2 of registrant's Registration No. 2-78530.
         (d)    Indenture dated as of September 1, 1989 between registrant and The Bank of
                New York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; its 10.20% Subordinated Notes, due 2015; its 9 1/8% Subordinated
                Notes, due 2001; and its 8 1/8% Subordinated Notes, due 2002, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-30717.
         (e)    Indenture dated as of January 1, 1992 between registrant and BankAmerica
                Trust Company of New York, pursuant to which registrant issued its 6 5/8%
                Senior Notes, due 1998, incorporated by reference to Exhibit 4.1 of registrant's
                Registration No. 33-54784.
         (f)    Indenture dated as of November 1, 1992 between registrant and The Bank of
                New York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant's Amendment to Application or Report on Form 8 dated March 1, 1993.
         (g)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of January 1, 1992 between registrant and BankAmerica National Trust
                Company (formerly BankAmerica Trust Company of New York), pursuant to which registrant issued its Senior Medium-Term Notes, Series A, B and C; its
                5 1/8% Senior Notes, due 1998; and its 5 3/8% Senior Notes, due 2000,
                incorporated by reference to Exhibit 4.1 of registrant's Current Report on
                Form 8-K dated July 6, 1993.
         (h)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated Medium-Term Notes,
                Series A and B; its 6 1/2% Subordinated Notes, due 2003; and its 7 3/4%
                Subordinated Notes, due 2004, incorporated by reference to Exhibit 4.4 of registrant's Current Report on Form 8-K dated July 6, 1993.
         (i)    Indenture dated as of January 1, 1995 between registrant and BankAmerica
                National Trust Company, pursuant to which registrant issued its Floating Rate
                Senior Notes, due 1998; its 7% Senior Notes, due, 2003; its 7% Senior Notes,
                due 2001; and its Senior Medium-Term Notes, Series D, E, F and G,
                incorporated by reference to Exhibit 4.1 of registrant's Registration
                No. 33-57533.
         (j)    Indenture dated as of January 1, 1995 between registrant and The Bank of
                New York, pursuant to which registrant issued its 7 5/8% Subordinated Notes, due 2005; its 7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated
                Notes, due 2025; its 6 1/2% Subordinated Notes, due 2006; its 7.80%
                Subordinated Notes, due 2016; and its Subordinated Medium-Term Notes,
                Series D, E, F and G, incorporated by reference to Exhibit 4.1 of registrant's
                Registration No. 33-57533.

Exhibit No.                                        Description
-------------   --------------------------------------------------------------------------------
        (k)     Fiscal and Paying Agency Agreement dated as of July 5, 1995, between registrant and The Chase Manhattan Bank, N.A. (London Branch), pursuant to which registrant issued its Floating Rate Senior Notes, due 2000, incorporated by reference to Exhibit 4(l) of registrant's Annual Report on
                Form 10-K dated March 29, 1996 (the "1995 Form 10-K").
        (l)     Amended and Restated Agency Agreement dated as of May 12, 1997 between registrant and The Chase Manhattan Bank, N.A. (London
                Branch), pursuant to which registrant issued its Senior Euro Medium-Term
                Notes.
        (m)     Issuing and Paying Agency Agreement dated as of April 10, 1995 between
                NationsBank, N.A. (as successor to NationsBank, N.A. (Carolinas) and
                NationsBank of Georgia, N.A.) and NationsBank of Texas, N.A., as Issuers,
                and Bankers Trust Company, as Issuing and Paying Agent, incorporated by reference to Exhibit 4(n) of the 1995 Form 10-K.
        (n)     Specimen certificate of registrant's 7% Cumulative Redeemable Preferred
                Stock, Series B, incorporated by reference to Exhibit 4(q) of registrant's
                Annual Report on Form 10-K dated March 28, 1997 (the "1996 Form 10-K").
        (o)     Indenture dated as of November 27, 1996 between registrant and The Bank of
                New York, incorporated by reference to Exhibit 4.10 of registrant's
                Registration No. 333-15375.
        (p)     First Supplemental Indenture dated as of December 4, 1996 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 7.84% Junior Subordinated Deferrable
                Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated November 27, 1996.
        (q)     Second Supplemental Indenture dated as of December 17, 1996 to the
                Indenture dated as of November 27, 1996 between the registrant and The
                Bank of New York pursuant to which registrant issued its 7.83% Junior
                Subordinated Deferrable Interest Notes due 2026, incorporated by reference to
                Exhibit 4.3 of registrant's Current Report on Form 8-K dated December 10,
                1996.
        (r)     Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its Floating Rate Junior Subordinated
                Deferrable Interest Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated January 22, 1997.
        (s)     Fourth Supplemental Indenture dated as of April 22, 1997 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 8 1/4% Junior Subordinated Deferrable
                Interest Notes, due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated April 15, 1997.
        (t)     Specimen certificate of registrant's $2.50 Cumulative Convertible Preferred
                Stock, Series BB.
        (u)     Indenture dated as of November 27, 1996, between Barnett Banks, Inc. and
                The First National Bank of Chicago, as Trustee, and First Supplemental
                Indenture dated as of January 9, 1998, among registrant, NB Holdings
                Corporation, Barnett Banks, Inc. and The First National Bank of Chicago, as
                Trustee, pursuant to which registrant (as successor to Barnett Banks, Inc.)
                issued its 8.06% Junior Subordinated Debentures, due 2026.
        (v)     The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the
                Commission on request.
      10(a)     Limited Partnership Agreement of CSC Associates, L. P., between The Citizens and Southern Corporation and Cousins Properties Incorporated dated as of
                September 29, 1989, including Transfer of Partnership Interest between The
                Citizens and Southern Corporation and C&S Premises, Inc. and First
                Amendment thereto, both of which are incorporated by reference to Exhibit
                10(ss) of registrant's Annual Report on Form 10-K dated March 25, 1992; and
                Second Amendment thereto dated as of December 31, 1990, incorporated by reference to Exhibit 10(a) of registrant's Annual Report on Form 10-K dated
                March 30, 1995.

Exhibit No.                                        Description
-------------   ---------------------------------------------------------------------------------
         (b)    NationsBank Corporation and Designated Subsidiaries Directors' Retirement           *
                Plan, incorporated by reference to Exhibit 10(f) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of
                September 28, 1994, incorporated by reference to Exhibit 10(i) of registrant's
                Annual Report on Form 10-K dated March 30, 1995; and Amendment thereto dated as of April 24, 1996, incorporated by reference to Exhibit 10(g) of the
                1996 Form 10-K.
         (c)    NationsBank Corporation and Designated Subsidiaries Supplemental                    *
                Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb)
                of registrant's Annual Report on Form 10-K dated March 25, 1992;
                Amendments thereto dated as of December 3, 1992 and December 15, 1992, both of which are incorporated by reference to Exhibit 10(l) of registrant's
                Annual Report on Form 10-K dated March 24, 1993; Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995; and
                Amendments thereto dated March 27, 1996 and June 25, 1997.
         (d)    NationsBank Corporation and Designated Subsidiaries Deferred                        *
                Compensation Plan for Key Employees, incorporated by reference to Exhibit
                10(k) of registrant's Annual Report on Form 10-K dated March 30, 1995;
                Amendment thereto dated as of June 28, 1989, incorporated by reference to
                Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 28,
                1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 27,
                1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25,
                1992; and Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of registrant's Annual Report on Form 10-K dated
                March 24, 1993.
         (e)    NationsBank Corporation and Designated Subsidiaries Supplemental                    *
                Retirement Plan, incorporated by reference to Exhibit 10(o) of registrant's
                Annual Report on Form 10-K dated March 30, 1994; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(k) of registrant's
                Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(k) of registrant's
                Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's
                Annual Report on Form 10-K dated March 25, 1992; Amendments thereto dated as of December 3, 1992 and December 4, 1992, both of which are incorporated by reference to Exhibit 10(p) of registrant's Annual Report on
                Form 10-K dated March 24, 1993; and Amendment thereto dated as of July 5,
                1995, incorporated by reference to Exhibit 10(l) of the 1995 Form 10-K.
         (f)    Split Dollar Agreement dated as of February 1, 1990 between registrant and          *
                Hugh L. McColl III, as Trustee for the benefit of Hugh L. McColl, Jr. and Jane
                S. McColl, incorporated by reference to Exhibit 10(s) of registrant's Annual
                Report on Form 10-K dated March 27, 1991.
         (g)    NationsBank Corporation Benefit Security Trust dated as of June 27, 1990,           *
                incorporated by reference to Exhibit 10(t) of registrant's Annual Report on
                Form 10-K dated March 27, 1991; First Supplement thereto dated as of
                November 30, 1992, incorporated by reference to Exhibit 10(v) of registrant's
                Annual Report on Form 10-K dated March 24, 1993; and Trustee Removal/
                Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of the 1995 Form 10-K.
         (h)    The NationsBank Retirement Savings Restoration Plan, as amended and                 *
                restated effective July 1, 1996, incorporated by reference to Exhibit 10(p) of the 1996 10-K.

Exhibit No.                                        Description
-------------   ---------------------------------------------------------------------------------
         (i)    Employment Arrangement with Fredric J. Figge, II dated July 27, 1987,               *
                incorporated by reference to Exhibit 10(tt) of registrant's Annual Report on
                Form 10-K dated March 25, 1992; and Amendment Agreement thereto dated
                June 27, 1997.
         (j)    Noncompetition Agreement dated as of December 31, 1997 by and between               *
                registrant and Fredric J. Figge, II.
         (k)    NationsBank Corporation Executive Incentive Compensation Plan, as                   *
                amended and restated effective January 1, 1997.
         (l)    NationsBank Corporation Key Employee Deferral Plan, as amended and                  *
                restated effective July 1, 1996, incorporated by reference to Exhibit 10(s) of the 1996 10-K.
         (m)    NationsBank Corporation Director Deferral Plan, as amended and restated             *
                effective April 24, 1996, incorporated by reference to Exhibit 10(k) of the 1996
                10-K.
         (n)    NationsBank Corporation Key Employee Stock Plan, as amended and restated            *
                effective December 19, 1997.
         (o)    NationsBank Corporation Directors' Stock Plan, incorporated by reference to         *
                Exhibit 99.1 of registrant's Registration No. 333-02875.
         (p)    Amendment to Restricted Stock Award Plan Agreements with Hugh L. McColl,            *
                Jr. dated December 20, 1996, incorporated by reference to Exhibit 10(x) of the
                1996 10-K.
         (q)    Agreement and Plan of Merger, by and between Boatmen's Bancshares, Inc.
                and registrant, dated as of August 29, 1996, incorporated by reference to
                Exhibit 2.1 of registrant's Registration No. 333-16189; Amendment thereto, dated as of November 11, 1996, incorporated by reference to Exhibit 2.2 of registrant's Registration No. 333-16189; and Amendment thereto, dated as of
                January 6, 1997, incorporated by reference to Exhibit 10(y) of the 1996 10-K.
         (r)    Employment Agreement, dated as of September 26, 1996, by and between                *
                registrant and Andrew B. Craig, III, incorporated by reference to Exhibit 10.1 of registrant's Registration No. 333-16189.
         (s)    Employment Agreement, dated as of January 30, 1996, as amended May 17,              *
                1996, by and between Boatmen's Bancshares, Inc. and Andrew B. Craig, III, incorporated by reference to Exhibit 10.2 of registrant's Registration
                No. 333-16189.
         (t)    Boatmen's Bancshares, Inc. Amended 1981 Incentive Stock Option Plan,                *
                incorporated by reference to Exhibit 99.1 of registrant's Post-Effective
                Amendment No. 1 to Registration No. 333-16189.
         (u)    Boatmen's Bancshares, Inc. 1987 Non-Qualified Stock Option Plan,                    *
                incorporated by reference to Exhibit 99.2 of registrant's Post-Effective
                Amendment No. 1 to Registration No. 333-16189.
         (v)    Boatmen's Supplemental Retirement Plan, as adopted effective August 8, 1989         *
                and as amended on January 30, 1996 and February 8, 1996.
         (w)    Boatmen's Bancshares, Inc. Executive Deferred Compensation Plan as of               *
                February 8, 1996.
         (x)    Boatmen's Bancshares, Inc. Amended 1982 Long Term Incentive Plan effective          *
                as of February 9, 1982, as amended.
         (y)    Boatmen's Supplemental Retirement Plan Participation Agreement dated August 4,      *
                1993 between Boatmen's Bancshares, Inc. and Andrew B. Craig, III.
         (z)    Trust Under Boatmen's Supplemental Retirement Plan dated December 31,               *
                1993, and First Instrument of Amendment thereto dated August 13, 1996.
        (aa)    Letter agreement by and between registrant and Andrew B. Craig, III dated           *
                March 21, 1997 waiving certain stock appreciation rights.
        (bb)    Agreement and Plan of Merger, by and between Barnett Banks, Inc. and registrant, dated as of August 29, 1997, incorporated by reference to Exhibit
                2.1 of registrant's Registration No. 333-40515; and Amendment thereto, dated as of November 18, 1997, incorporated by reference to Exhibit 2.2 of registrant's Registration No. 333-40515.
      (cc)      Employment Agreement by and between registrant and Charles E. Rice dated            *
                October 10, 1997, incorporated by reference to Exhibit 10.1 of registrant's
                Registration No. 333-40515.

Exhibit No.                                Description
-------------   ----------------------------------------------------------------
      11        Earnings per share computation.
      12        (a) Ratio of Earnings to Fixed Charges.
                (b) Ratio of Earnings to Fixed Charges and Preferred Dividends.
      21        List of Subsidiaries.
      23        Consent of Price Waterhouse LLP.
      24        (a) Power of Attorney.
                (b) Corporate Resolution.
      27        Financial Data Schedule.

---------
     * Denotes executive compensation plan or arrangement.