Form 10-Q
period 1998-03-31
NATIONSBANK CORP
filed 1998-05-15
CIK 70858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the quarterly period ended         March 31, 1998
                                          -------------------------
                                       OR

{ }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         For the transition period from  _____________________  to _____________

                          Commission file number 1-6523
                                                 -------

                             NationsBank Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               North Carolina                                 56-0906609
--------------------------------------------------------------------------------
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

          NationsBank Corporate Center, Charlotte, North Carolina 28255
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (704) 386-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

On April 30, 1998, there were 957,880,720 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

March 31, 1998 Form 10-Q

Index



                                                                                                               Page
                                                                                                               ----
Part I.  Financial Information

Item 1.  Financial Statements

             Consolidated Statement of Income for the Three Months
             Ended March 31, 1998 and 1997....................................................................... 3

             Consolidated Balance Sheet on March 31, 1998 and December 31, 1997 ................................. 4

             Consolidated Statement of Cash Flows for the Three Months Ended
             March 31, 1998 and 1997 ............................................................................ 5

             Consolidated Statement of Changes in Shareholders' Equity for
             the Three Months Ended March 31, 1998 and 1997 ..................................................... 6

             Notes to Consolidated Financial Statements ......................................................... 7

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial
         Condition ............................................................................................. 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................................37

Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K .................................................................. 38

Signature .......................................................................................................39

Index to Exhibits ...............................................................................................40

Part I.  Financial Information

Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
-----------------------------------------------------------------------------------------------------------------------
(Dollars in Millions Except Per-Share Information)
                                                                                                   Three Months
                                                                                                  Ended March 31
                                                                                           ----------------------------
                                                                                                1998          1997
                                                                                           ----------------------------
Interest income
     Interest and fees on loans and leases                                                       $ 3,775       $ 3,769
     Interest and dividends on securities                                                            842           452
     Federal funds sold and securities purchased under agreements to resell                          176           195
     Trading account securities                                                                      356           317
     Other interest income                                                                           120            48
                                                                                           ----------------------------
          Total interest income                                                                    5,269         4,781
                                                                                           ----------------------------
Interest expense
     Deposits                                                                                      1,203         1,225
     Borrowed funds                                                                                  821           536
     Trading account liabilities                                                                     194           165
     Long-term debt                                                                                  521           442
                                                                                           ----------------------------
          Total interest expense                                                                   2,739         2,368
                                                                                           ----------------------------
Net interest income                                                                                2,530         2,413
Provision for credit losses                                                                          265           222
                                                                                           ----------------------------
Net credit income                                                                                  2,265         2,191
Gains on sales of securities                                                                         152            43

Noninterest income
     Service charges on deposit accounts                                                             454           432
     Mortgage servicing and other mortgage-related income                                             75            71
     Investment banking income                                                                       310            91
     Trading account profits and fees                                                                106           100
     Brokerage income                                                                                112            43
     Other nondeposit-related service fees                                                            99            89
     Asset management and fiduciary service fees                                                     170           187
     Credit card income                                                                               96            95
     Other income                                                                                    354           213
                                                                                           ----------------------------
          Total noninterest income                                                                 1,776         1,321
                                                                                           ----------------------------

Foreclosed properties expense (income)                                                                 5            (2)
Merger and restructuring items                                                                       900             -

Other noninterest expense
     Personnel                                                                                     1,238         1,094
     Occupancy, net                                                                                  204           184
     Equipment                                                                                       195           196
     Marketing                                                                                        88            86
     Professional fees                                                                                89            85
     Amortization of intangibles                                                                     139           113
     Data processing                                                                                 107            85
     Telecommunications                                                                               76            67
     Other general operating                                                                         230           256
     General administrative and miscellaneous                                                         86            59
                                                                                           ----------------------------
          Total other noninterest expense                                                          2,452         2,225
                                                                                           ----------------------------
Income before income taxes                                                                           836         1,332
Income tax expense                                                                                   339           477
                                                                                           ----------------------------
Net income                                                                                         $ 497         $ 855
                                                                                           ============================
Net income available to common shareholders                                                        $ 495         $ 851
                                                                                           ============================
Per-share information
           Earnings per common share                                                               $ .52         $ .90
                                                                                           ============================
           Diluted earnings per common share                                                       $ .51         $ .88
                                                                                           ============================
           Dividends per common share                                                              $ .38         $ .33
                                                                                           ============================
Average common shares issued (in thousands)                                                      949,641       945,184
                                                                                           ============================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)
                                                                                                        March 31       December 31
                                                                                                          1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                               $ 13,421        $ 13,781
   Time deposits placed and other short-term investments                                                      1,841           2,501
   Securities
      Held for investment, at cost (market value - $1,040 and $1,161)                                         1,028           1,156
      Available for sale                                                                                     50,271          49,448
                                                                                                     -------------------------------
         Total securities                                                                                    51,299          50,604
                                                                                                     -------------------------------

   Federal funds sold and securities purchased under agreements to resell                                    10,914          10,024
   Trading account assets                                                                                    23,751          23,682

   Loans and leases, net of unearned income                                                                 178,252         175,697
   Factored accounts receivable                                                                               1,234           1,081
   Allowance for credit losses                                                                               (3,245)         (3,277)
                                                                                                     -------------------------------
         Loans, leases and factored accounts receivable, net of unearned income
            and allowance for credit losses                                                                 176,241         173,501
                                                                                                     -------------------------------

   Premises and equipment, net                                                                                4,272           4,424
   Customers' acceptance liability                                                                            1,089           1,330
   Interest receivable                                                                                        1,991           2,024
   Mortgage servicing rights                                                                                  1,353           1,311
   Goodwill                                                                                                   9,612           9,729
   Core deposit and other intangibles                                                                           792             823
   Other assets                                                                                              17,927          16,820
                                                                                                     -------------------------------
                                                                                                          $ 314,503       $ 310,554
                                                                                                     ===============================
Liabilities
   Deposits
   Noninterest-bearing                                                                                     $ 42,660        $ 41,700
   Savings                                                                                                   12,517          12,293
   NOW and money market deposit accounts                                                                     53,669          53,969
   Time                                                                                                      50,628          51,288
   Foreign time                                                                                              10,572          14,393
                                                                                                     -------------------------------
         Total deposits                                                                                     170,046         173,643
                                                                                                     -------------------------------

   Federal funds purchased and securities sold under agreements to repurchase                                47,534          46,504
   Trading account liabilities                                                                               17,991          15,207
   Commercial paper                                                                                           3,088           3,752
   Other short-term borrowings                                                                                7,334           4,127
   Liability to factoring clients                                                                               725             591
   Acceptances outstanding                                                                                    1,089           1,330
   Accrued expenses and other liabilities                                                                     9,224           9,058
   Trust preferred securities                                                                                 2,705           2,705
   Long-term debt                                                                                            29,547          28,890
                                                                                                     -------------------------------
         Total liabilities                                                                                  289,283         285,807
                                                                                                     -------------------------------

         Contingent liabilities and other financial commitments (Note Six)

Shareholders' Equity
   Preferred stock: authorized - 45,000,000 shares; issued - 2,133,560 and 2,209,784 shares                      91              94
   Common stock: authorized - 1,250,000,000 shares; issued - 955,198,552 and 943,932,530 shares              10,202           9,779
   Retained earnings                                                                                         14,724          14,592
   Other                                                                                                        203             282
                                                                                                     -------------------------------
         Total shareholders' equity                                                                          25,220          24,747
                                                                                                     -------------------------------
                                                                                                          $ 314,503       $ 310,554
                                                                                                     ===============================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                                                            Three Months
                                                                                                                Ended March 31
                                                                                                        ----------------------------
                                                                                                              1998           1997
                                                                                                        ----------------------------
Operating Activities
    Net income                                                                                          $        497  $        855
    Reconciliation of net income to net cash provided by (used in) operating activities
          Provision for credit losses                                                                            265           222
          Gains on sales of securities                                                                          (152)          (43)
          Merger and restructuring items                                                                         900             -
          Depreciation and premises improvements amortization                                                    142           140
          Amortization of intangibles                                                                            139           113
          Deferred income tax expense                                                                            167            97
          Net change in trading instruments                                                                    2,714        (4,577)
          Net decrease in interest receivable                                                                     33            47
          Net  increase (decrease) in interest payable                                                            22           (46)
          Other operating activities                                                                          (1,820)         (970)
                                                                                                        ---------------------------
                Net cash provided by (used in) operating activities                                            2,907        (4,162)
                                                                                                        ---------------------------


Investing Activities
    Proceeds from maturities of securities held for investment                                                   132           385
    Purchases of securities held for investment                                                                   (4)         (107)
    Proceeds from sales and maturities of securities available for sale                                       16,230        12,404
    Purchases of securities available for sale                                                               (16,708)       (8,732)
    Net increase in federal funds sold and securities purchased under agreements to resell                      (890)       (1,824)
    Net decrease (increase) in time deposits placed and other short-term investments                             660          (357)
    Purchases and net originations of loans and leases                                                        (8,934)       (5,731)
    Proceeds from sales and securitizations of loans and leases                                                4,509         3,280
    Purchases and originations of mortgage servicing rights                                                     (107)         (147)
    Purchases of factored accounts receivable                                                                 (1,924)       (1,859)
    Collections of factored accounts receivable                                                                1,768         1,694
    Net purchases of premises and equipment                                                                      (23)         (174)
    Proceeds from sales of foreclosed properties                                                                  60            48
    Sales and acquisitions of business activities, net of cash                                                   (81)        2,461
                                                                                                        ---------------------------
                Net cash (used in) provided by investing activities                                           (5,312)        1,341
                                                                                                        ---------------------------


Financing Activities
    Net decrease in deposits                                                                                  (2,170)       (1,524)
    Net increase in federal funds purchased and securities
          sold under agreements to repurchase                                                                  1,030         7,609
    Net increase (decrease) in other short-term borrowings and commercial paper                                2,542          (498)
    Proceeds from issuance of trust preferred securities                                                           -           742
    Proceeds from issuance of long-term debt                                                                   2,420         2,059
    Retirement of long-term debt                                                                              (1,796)         (325)
    Proceeds from issuance of common stock                                                                       355           444
    Cash dividends paid                                                                                         (364)         (297)
    Common stock repurchased                                                                                       -        (3,903)
    Other financing activities                                                                                    28            36
                                                                                                        ---------------------------
                Net cash provided by financing activities                                                      2,045         4,343
                                                                                                        ---------------------------
Net (decrease) increase in cash and cash equivalents                                                            (360)        1,522
Cash and cash equivalents on January 1                                                                        13,781        11,881
                                                                                                        ---------------------------
Cash and cash equivalents on March 31                                                                   $     13,421 $      13,403
                                                                                                        ===========================

Loans transferred to foreclosed properties amounted to $61 and $51 for the three months ended March 31, 1998 and 1997, respectively.

Loans securitized and retained in the securities portfolio amounted to $551 for the three months ended March 31, 1998.


See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions, Shares in Thousands)

                                                                                Common Stock
                                                        Preferred       ------------------------------  Comprehensive
                                                            Stock        Shares           Amount            Income
-------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1996                           $         171       798,724   $       4,479
   Net income                                                                                        $             855
   Other comprehensive income, net of tax                                                                         (179)
                                                                                                        ---------------
   Comprehensive income                                                                              $             676
                                                                                                        ===============
   Cash dividends
          Common
          Preferred
   Common stock issued under employee plans                                 13,027             467
   Stock issued in acquisitions                                   82       195,204           9,440
   Common stock repurchased                                                (72,465)         (3,903)
   Conversion of preferred stock                                 (81)        3,644              81
   Other                                                           1             2
                                                       ----------------------------------------------
Balance on March 31, 1997                              $         173       938,136   $      10,564
                                                       ==============================================

Balance on December 31, 1997                           $          94       943,933   $       9,779
   Net income                                                                                        $             497
   Other comprehensive income, net of tax                                                                          (31)
                                                                                                        ---------------
   Comprehensive income                                                                              $             466
                                                                                                        ===============
   Cash dividends
          Common
          Preferred
   Common stock issued under employee plans                                 10,752             405
   Stock issued in acquisitions                                                385              15
   Conversion of preferred stock                                  (3)          129               3
   Other
                                                       ----------------------------------------------
Balance on March 31, 1998                              $          91       955,199   $      10,202
                                                       ==============================================




--------------------------------------------------------------------------------------------------------------------------

                                                            Accumulated                                         Total
                                                               Other                                            Share-
                                                           Comprehensive        Retained                        holders'
                                                            Income (1)          Earnings          Other         Equity
--------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1996                            $              77    $      12,482   $       (130)  $      17,079
   Net income                                                                          855                            855
   Other comprehensive income, net of tax                            (179)                                           (179)

   Comprehensive income

   Cash dividends
          Common                                                                      (293)                          (293)
          Preferred                                                                     (4)                            (4)
   Common stock issued under employee plans                                                           (23)            444
   Stock issued in acquisitions                                                                                     9,522
   Common stock repurchased                                                                                        (3,903)
   Conversion of preferred stock
   Other                                                                                 2              1               4
                                                        ------------------------------------------------------------------
Balance on March 31, 1997                               $            (102)   $      13,042   $       (152)  $      23,525
                                                        ==================================================================

Balance on December 31, 1997                            $             390    $      14,592   $       (108)  $      24,747
   Net income                                                                          497                            497
   Other comprehensive income, net of tax                             (31)                                            (31)

   Comprehensive income

   Cash dividends
          Common                                                                      (362)                          (362)
          Preferred                                                                     (2)                            (2)
   Common stock issued under employee plans                                                           (50)            355
   Stock issued in acquisitions                                                                                        15
   Conversion of preferred stock
   Other                                                                                (1)             2               1
                                                        ------------------------------------------------------------------
Balance on March 31, 1998                               $             359    $      14,724   $       (156)  $      25,220
                                                        ==================================================================




(1) Accumulated Other Comprehensive Income includes net unrealized gains (losses) on securities available for sale and marketable equity securities and foreign currency translation adjustments.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

         The consolidated financial statements include the accounts of NationsBank Corporation and its majority-owned subsidiaries (the Corporation). All significant intercompany accounts and transactions have been eliminated.
         The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
         Accounting policies followed in the presentation of interim financial results are presented on pages 42, 43, 44, 45, 46 and 47 of the Corporation's Current Report on Form 8-K filed April 16, 1998, which restated the Corporation's historical consolidated financial statements to reflect the merger with Barnett Banks, Inc. (Barnett) which was completed on January 9, 1998.
         During the first quarter of 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These standards require additional or enhanced disclosures and, accordingly, did not have an impact on the Corporation's results of operations or financial condition.

Note 2 - Merger-Related Activity

         On April 10, 1998, the Corporation entered into an agreement and plan of reorganization (the Merger Agreement) with BankAmerica Corporation (BankAmerica). Under the Merger Agreement, the Corporation will create a new subsidiary (NationsBank (DE)), and will merge into NationsBank (DE) (the Reincorporation Merger), with NationsBank (DE) as the surviving corporation. BankAmerica will then merge into NationsBank (DE), which will be the surviving corporation (the BankAmerica Merger and together with the Reincorporation Merger, the Recapitalization). Each share of the Corporation's common stock will be automatically converted into one share of common stock of NationsBank (DE) and each share of the Corporation's preferred stock will be converted into the right to receive one share of NationsBank (DE) preferred stock on substantially identical terms. Each share of BankAmerica's common stock will be converted into the right to receive 1.1316 shares (the exchange ratio) of NationsBank (DE) common stock and each share of BankAmerica's preferred stock will be converted into the right to receive one share of NationsBank (DE) preferred stock on substantially identical terms unless earlier redeemed. In addition, all rights with respect to common stock options of both the Corporation and BankAmerica will be converted into and become options of NationsBank (DE) with substantially similar terms, adjusted to reflect the exchange ratio. The Recapitalization, which will be accounted for as a pooling of interests, is expected to close in the fourth quarter of 1998 and is subject to regulatory and shareholder approval. On March 31, 1998, BankAmerica's total assets, deposits and shareholders' equity were $265.4 billion, $173.9 billion and $19.9 billion, respectively.
         On January 9, 1998, the Corporation completed its merger with Barnett, a multi-bank holding company headquartered in Jacksonville, Florida (the Barnett merger). Barnett's total assets, total deposits and total shareholders' equity on the date of the Barnett merger were approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. Each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to convert stock options previously granted to certain Barnett employees. This transaction was accounted for as a pooling of interests and the recorded assets, liabilities, shareholders' equity, income and expenses of the Corporation and Barnett have been combined and reflected at their historical amounts.
         In connection with the Barnett merger, the Corporation incurred pretax merger and restructuring items during the first quarter of 1998 of approximately $900 million ($642 million after-tax), which included approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs and occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other Barnett merger costs (including legal and investment banking fees).
         The following table summarizes the activity in the merger and restructuring reserve for the three months ended March 31, 1998 (dollars in millions):


                                                  Three Months
                                                     Ended
                                                 March 31, 1998
                                            ---------------------
Blance at beginning of period                 $                -
    Establishment of reserve                                 900
    Cash payments                                           (298)
    Non-cash items                                          (109)
                                            ---------------------
Balance on March 31, 1998                     $              493
                                            ---------------------


     In compliance with certain requirements of the Federal Reserve Board, the Department of Justice and certain Florida authorities in connection with the Barnett merger, the Corporation has entered into agreements to divest certain branches of Barnett with loans and deposits aggregating approximately $2.5 billion and $4.0 billion, respectively, in various markets in Florida. These transactions are expected to be completed prior to the end of the third quarter of 1998.
     On June 1, 1997, the branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 took effect, allowing banking companies to consolidate their subsidiary bank operations across state lines. On March 31, 1998, the Corporation operated its banking activities primarily under four charters: NationsBank, N.A., NationsBank of Texas, N.A., Barnett Bank, N.A. and NationsBank of Delaware, N.A., which operates the Corporation's credit card business. On May 6, 1998, the Corporation merged NationsBank of Texas, N.A. into NationsBank, N.A. The Corporation plans to continue the consolidation of other banking subsidiaries (other than NationsBank of Delaware, N.A.) throughout 1998.

Note 3 - Trading Account Assets and Liabilities

         The fair values of the components of trading account assets and liabilities on March 31, 1998 and December 31, 1997 and the average fair values for the three months ended March 31, 1998 were (dollars in millions):


                                                                                                                 Average for
                                                                                                                  the Three
                                                                              March 31,     December 31,         Months Ended
                                                                                1998            1997            March 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
Securities owned
    U.S. Treasury securities                                                 $       9,443   $      8,701     $           10,080
    Securities of other U.S. Government agencies and corporations                    1,239          1,375                  1,454
    Certificates of deposit, bankers' acceptances and commercial paper                 877            517                    627
    Corporate debt                                                                   1,708          1,808                  1,686
    Foreign sovereign debt                                                           3,846          4,939                  6,857
    Mortage-backed securities                                                        1,868          2,299                  2,778
    Other securities                                                                   934            403                    636
                                                                            ------------------------------   --------------------
        Total securities owned                                                      19,915         20,042                 24,118
Derivatives-dealer positions                                                         3,836          3,640                  4,425
                                                                            ------------------------------   --------------------
        Total trading account assets                                         $      23,751   $     23,682     $           28,543
                                                                            ------------------------------   --------------------

Short sales
    U.S. Treasury securities                                                 $      10,538   $      8,970     $           11,729
    Corporate debt                                                                      13            140                     54
    Foreign sovereign debt                                                           3,230          1,825                  2,541
    Other securities                                                                   651            904                  1,081
                                                                            ------------------------------   --------------------
        Total short sales                                                           14,432         11,839                 15,405
Derivatives-dealer positions                                                         3,559          3,368                  4,045
                                                                            ------------------------------   --------------------
        Total trading account liabilities                                    $      17,991   $     15,207     $           19,450
                                                                             -----------------------------   --------------------



         Interest rate and securities trading activities generated most of the Corporation's trading account profits and fees.
         Derivatives-dealer positions presented in the table above represent the fair values of interest rate, foreign exchange, equity and commodity-related products, including financial futures, forward settlement and option contracts and swap agreements associated with the Corporation's derivative trading activities.

Note 4 - Loans, Leases, and Factored Accounts Receivable

         The distribution of net loans, leases, and factored accounts receivable on March 31, 1998 and December 31, 1997 was as follows (dollars in millions):




                                          March 31, 1998                 December 31, 1997
                                  ----------------------------   --------------------------------
                                       Amount       Percent             Amount       Percent
                                  ---------------------------------------------------------------
Domestic
     Commercial                           $ 67,340         37.5  %         $ 65,609         37.1 %
     Real estate commercial                  8,657          4.8               8,994          5.1
     Real estate construction                4,724          2.7               4,665          2.6
                                  -----------------------------------------------------------------
          Total commercial                  80,721         45.0              79,268         44.8
                                  -----------------------------------------------------------------
     Residential mortgage                   38,024         21.2              37,344         21.1
     Credit card                             7,496          4.2               8,203          4.6
     Other consumer                         41,411         23.0              40,427         22.9
                                  -----------------------------------------------------------------
          Total consumer                    86,931         48.4              85,974         48.6
                                  ----------------------------------------------------------------
     Lease financing                         5,909          3.3               5,485          3.1
     Factored accounts receivable            1,234           .7               1,081           .7
                                  ----------------------------------------------------------------
                                           174,795         97.4             171,808         97.2
Foreign                                      4,691          2.6               4,970          2.8
                                  ----------------------------------------------------------------
Total loans, leases and factored
     accounts receivable, net
     of unearned income                  $ 179,486        100.0  %        $ 176,778        100.0 %
                                  ----------------------------------------------------------------



         On March 31, 1998, the recorded investment in certain loans that were considered to be impaired was $708 million, all of which were classified as nonperforming. Impaired loans on March 31, 1998 were comprised of commercial loans of $472 million, real estate commercial loans of $179 million and real estate construction loans of $57 million.
         On March 31, 1998 and December 31, 1997, nonperforming loans, including certain loans which are considered to be impaired, totaled $1.4 billion and $1.2 billion, respectively. Foreclosed properties amounted to $148 million and $147 million on March 31, 1998 and December 31, 1997, respectively.

Note 5 - Debt

     In the first quarter of 1998, the Corporation issued $1.7 billion in long-term debt, comprised of approximately $900 million of senior notes and $800 million of subordinated notes, with maturities ranging from 1999 to 2038. Of the $1.7 billion issued, $90 million was converted to floating rates through interest rate swaps at spreads ranging from 5 to 18 basis points over three-month LIBOR. Fixed-rate debt of $1.4 billion issued but not swapped bears interest at rates ranging from 5.75 percent to 6.80 percent. The remaining debt issued bears interest at spreads equal to 5 basis points below one-month LIBOR and 5 basis points below three-month LIBOR.
     NationsBank, N.A. maintains a program to offer up to $9.0 billion of bank notes from time to time with fixed or floating rates and maturities from 30 days to 15 years from date of issue. During the first quarter of 1998, $710 million of bank notes classified as long-term debt was issued under this program. On March 31, 1998, there were short-term bank notes outstanding of $2.6 billion. In addition, there were bank notes outstanding on March 31, 1998 totaling $5.3 billion which were classified as long-term debt.

         Since October 1996, the Corporation (or its predecessors) formed seven wholly owned grantor trusts (NationsBank Capital Trusts I, II, III and IV and Barnett Capital I, II and III) to issue preferred securities and to invest the proceeds of such preferred securities into notes of the Corporation. Certain of the preferred securities were issued at a discount. Such preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. The terms of the preferred securities as of March 31, 1998 are summarized as follows (dollars in millions):



                                                                                 NationsBank
                                              -----------------------------------------------------------------------------------
                                               Capital Trust I      Capital Trust II     Capital Trust III     Capital Trust IV
                                                   (Issued               (Issued              (Issued               (Issued
                                                December 1996)       December 1996)        February 1997)         April 1997)
                                              --------------------------------------------------------------------------------------

Face amount issued                                          $600                 $365                  $500                 $500
Aggregate principal amount of the Notes                      619                  376                   516                  516
Interest rate                                               7.84%                7.83%                 3-mo. LIBOR          8.25%
                                                                                                        +55 bps
Redeemable                                         December 2001        December 2006          January 2007           April 2007
Maturity                                           December 2026        December 2026          January 2027           April 2027



                                                                             Barnett
                                                  --------------------------------------------------------------
                                                      Capital I             Capital II          Capital III
                                                       (Issued               (Issued              (Issued
                                                    November 1996)        December 1996)       January 1997)
                                                  --------------------------------------------------------------

Face amount issued                                              $300                  $200                 $250
Aggregate principal amount of the Notes                          309                   206                  258
Interest rate                                                   8.06%                 7.95%          3-mo LIBOR
                                                                                                      +62.5 bps
Redeemable                                             December 2006         December 2006        February 2007
Maturity                                               December 2026         December 2026        February 2027




         On March 31, 1998, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion of which $1.0 billion expires in October 1998 and $500 million expires in October 2002. These lines were supported by fees paid directly by the Corporation to unaffiliated banks. Effective January 9, 1998, one of the Corporation's commercial paper back-up lines of credit totaling $760 million, which was assumed in connection with the Barnett merger, was canceled.
         On April 29, 1998, the Corporation filed a shelf registration with the Securities and Exchange Commission for the issuance of up to $10.0 billion of corporate debt and other securities. As of May 12, 1998, the registration statement has not yet been declared effective. As of May 12, 1998, the Corporation had the authority to issue approximately $1.0 billion of corporate debt securities and preferred and common stock under existing shelf registration statements.
         The Corporation and NationsBank, N.A. may offer up to an aggregate of $8.5 billion of senior or, in the case of the Corporation, subordinated notes exclusively to non-United States residents under a joint Euro medium-term note program. This program replaces the Corporation's $4.5 billion program announced in July 1996. As of May 12, 1998, the Corporation and NationsBank, N.A. had the authority to issue approximately $4.1 billion and $2.0 billion, respectively, of corporate debt securities under this program.

Note 6 - Commitments and Contingencies

Credit Extension Commitments
         The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding (dollars in millions):

                                           March 31,         December 31,
                                              1998               1997
---------------------------------------------------------------------------
Commitments to extend credit
      Credit card commitments                  $ 32,770           $ 33,377
      Other loan commitments                    113,259            112,002
Standby letters of credit and
      financial guarantees                       12,295             12,427
Commercial letters of credit                        936              1,403

         On March 31, 1998, the Corporation had commitments to purchase and sell when-issued securities of $3.6 billion and $3.9 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $6.5 billion and $5.7 billion on December 31, 1997, respectively.

Derivatives
         The following table outlines the Corporation's asset and liability management (ALM) contracts on March 31, 1998 (dollars in millions):



                                                                Weighted
                                                  Weighted       Average
                                Notional          Average        Receive           Unrealized
                                 Amount           Pay Rate        Rate            Gain/(Loss)
                              -----------------------------------------------------------------
Generic receive fixed           $ 29,699           5.85%            6.48   %             $ 330
Generic pay fixed                  1,585           6.85             5.80                   (22)
Basis swaps                        2,224           5.73             5.79                     1
Option products                    6,552                                                   (19)
                              -----------                                      ----------------
     Total                      $ 40,060                                                 $ 290
                              -----------                                      ----------------




         The following table presents the notional or contract amounts on March 31, 1998 and December 31, 1997 and the current credit risk amounts (the net replacement cost of contracts in a gain position on March 31, 1998 and December 31, 1997) of the Corporation's derivatives-dealer positions which are primarily executed in the over-the-counter market for trading purposes. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in the following table do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements.

Derivatives - Dealer Positions
(Dollars in Millions)


                                                                     March 31                             December 31
                                                                      1998                                   1997
    ---------------------------------------------------------------------------------------------------------------------------
                                                          Contract/        Credit Risk        Contract/        Credit Risk
                                                           Notional        Amount (1)          Notional         Amount (1)
    ---------------------------------------------------------------------------------------------------------------------------
    Interest Rate Contracts
       Swaps                                            $ 475,009             $ 1,807        $ 408,254            $ 1,580
       Futures and forwards                               287,903                  18          213,520                  1
       Written options                                    460,584                   -          449,810                  -
       Purchased options                                  607,833                 630          413,196                683

    Foreign Exchange Contracts
       Swaps                                                3,173                 168            1,980                127
       Spot, futures and forwards                          56,696                 681           53,438                685
       Written options                                     47,808                   -           49,146                  -
       Purchased options                                   45,144                 413           46,063                450

    Commodity and Other Contracts
       Swaps                                                  881                  86              852                 49
       Futures and forwards                                 2,499                   -            2,739                  -
       Written options                                     15,156                   -           13,023                  -
       Purchased options                                   15,074                 358           13,011                346
                                                                  --------------------                 -------------------
          Total before cross product netting                                    4,161                               3,921
                                                                  --------------------                 -------------------
          Cross product netting                                                   470                                 368
                                                                  --------------------                 -------------------
          Net replacement cost                                                $ 3,691                             $ 3,553
                                                                  --------------------                 -------------------

(1) Represents the net replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.




         Credit risk associated with ALM and trading derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. In managing derivatives credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives, are considered. In managing credit risk associated with its derivatives activities, the Corporation deals with creditworthy counterparties, primarily U.S. and foreign commercial banks, broker-dealers and corporates. On March 31, 1998, credit risk associated with ALM activities was not significant.
         During the first quarter of 1998, there were no credit losses associated with ALM or trading derivatives transactions that were material to the Corporation. In addition, on March 31, 1998, there were no nonperforming derivatives positions that were material to the Corporation. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the close out and netting of transactions upon the occurrence of certain events.
         A portion of the derivatives-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is minimal.

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

Note 7 - Segment Reporting

     On January 1, 1998, the Corporation adopted SFAS 131. Management reports the results of operations of the Corporation through four business segments:
Consumer Banking, which includes the retail network and consumer finance; Middle Market, which provides commercial banking services to companies with revenues between $10 million and $250 million annually; Asset Management, which provides full service and discount brokerage and investment advisory services and includes the Private Client Group; and Corporate Finance, which provides banking and investment banking products and services primarily to large domestic and international corporations and institutions. The following table includes revenues and net income for the three months ended March 31, 1998 and assets as of March 31, 1998 for each business segment (dollars in millions):

                                                Net
                               Revenues        Income           Assets
                              -----------     --------      ------------
Consumer Banking              $    2,509      $    460      $   159,589
Middle Market                        449           165           45,299
Asset Management                     306            75            8,703
Corporate Finance                    914           242           82,879
                              -----------     --------      ------------
     Total                    $    4,178      $    942      $   296,470
                              -----------     --------      ------------

     There were no material intersegment revenues between the four business segments.

         A reconciliation of the combined segments' net income to consolidated net income follows (dollars in millions):

                                                             Three months
                                                                ended
                                                            March 31, 1998
                                                            --------------
          Segment's net income                              $          942
          Adjustments:
          Gains on sales of securities, net of taxes                    95
          Gain on sale of partial ownership interest
               of a mortgage company, net of taxes                      72
          Merger and restructuring items,net of taxes                 (642)
          Other                                                         30
                                                            --------------
          Consolidated net income                           $          497
                                                            --------------

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     On January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc. (Barnett) creating the third largest banking company in the United States with approximately $310 billion in assets (the Barnett merger). The Barnett merger was accounted for as a pooling of interests and accordingly all financial information has been restated for all periods presented.
      This report on Form 10-Q contains certain forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report as well as those discussed in the Corporation's most recent Annual Report on Form 10-K, as well as its Current Report on Form 8-K filed April 16, 1998 which includes the Corporation's financial statements restated for the Barnett merger. The Corporation undertakes no obligation to update any forward-looking statements made.

Earnings Review
         Table One presents a comparison of selected operating results for the three months ended March 31, 1998 and 1997. Significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.

Key  performance highlights for the first quarter of 1998 were:

o Operating net income (net income excluding merger and restructuring items) for the first quarter of 1998 reflected growth of approximately 33 percent over the same period in 1997, amounting to $1.14 billion and $855 million, respectively. Operating earnings per common share in the first three months of 1998 increased by 33 percent to $1.20 from $.90 in the same period of 1997 and diluted operating earnings per common share increased to $1.17 in the first quarter of 1998 from $.88 in the first quarter of 1997. Including merger and restructuring items of $900 million ($642 million, net of tax), earnings for the first quarter of 1998 were $497 million, or $.52 per common share.
o Taxable-equivalent net interest income increased 5 percent to $2.6 billion in the first quarter of 1998. The net interest yield decreased to 3.82 percent compared to 4.03 percent in the first quarter of 1997 due to higher levels of investment securities and a decrease in the spreads between loans and deposits.
o The provision for credit losses totaled $265 million for the first three months of 1998 compared to $222 million for the same period in 1997. Net charge-offs as a percentage of average loans, leases and factored accounts receivable increased to .63 percent for the first quarter of 1998 compared to .49 percent for the same period in 1997, while net charge-offs totaled $277 million for the three months ended March 31, 1998 compared to $215 million for the same period in 1997. Higher total consumer net charge-offs were covered by the provision for credit losses and were partially offset by lower net charge-offs in the total commercial loan portfolio. Nonperforming assets increased to $1.5 billion on March 31, 1998 compared to $1.4 billion on December 31, 1997, the result of higher commercial nonperforming loans.
o Noninterest income increased 34 percent to $1.8 billion in the first quarter of 1998. This growth was attributable to higher levels of income from almost all categories, including investment banking income, brokerage income, and a gain on the sale of a partial ownership interest of a mortgage company. Noninterest income increased approximately 16 percent excluding the acquisitions of Montgomery Securities (Montgomery) in the fourth quarter of 1997 and Oxford Resources Corp. (Oxford), a consumer finance subsidiary that was acquired as part of the Barnett merger.
o Other noninterest expense increased 10 percent to $2.5 billion, but remained essentially unchanged if acquisitions and related transition expenses were excluded.

--------------------------------------------------------------------------------------------------------------------------

   Table One
   Selected Operating Results
   (Dollars in Millions Except Per-Share Information)                                              Three Months
                                                                                                  Ended March 31
                                                                                       -----------------------------------
                                                                                           1998                  1997
   -----------------------------------------------------------------------------------------------------------------------
   Income statement
       Interest income                                                                       $ 5,269              $ 4,781
       Interest expense                                                                        2,739                2,368
       Net interest income (taxable-equivalent)                                                2,564                2,444
       Net interest income                                                                     2,530                2,413
       Provision for credit losses                                                               265                  222
       Gains on sales of securities                                                              152                   43
       Noninterest income                                                                      1,776                1,321
       Foreclosed properties expense (income)                                                      5                   (2)
       Merger and restructuring items                                                            900                    -
       Other noninterest expense                                                               2,452                2,225
       Income before taxes                                                                       836                1,332
       Income tax expense                                                                        339                  477
       Net income                                                                                497                  855
       Net income available to common shareholders                                               495                  851
       Net income (excluding merger and restructuring items)                                   1,139                  855
       Average common shares issued (in thousands)                                           949,641              945,184
   Per common share
       Earnings                                                                               $ .52                $ .90
       Earnings (excluding merger and restructuring items)                                     1.20                  .90
       Diluted earnings                                                                         .51                  .88
       Diluted earnings (excluding merger and restructuring items)                             1.17                  .88
       Cash dividends paid                                                                      .38                  .33
       Shareholders' equity (quarter-end)                                                     26.34                24.94
   Balance sheet (quarter-end)
       Total loans, leases and factored accounts receivable, net of unearned income          179,486              179,575
       Total assets                                                                          314,503              280,755
       Total deposits                                                                        170,046              170,664
       Long-term debt                                                                         29,547               26,306
       Common shareholders' equity                                                            25,160               23,400
       Total shareholders' equity                                                             25,220               23,525
   Performance ratios
       Return on average assets                                                                  .64 %               1.22 %
       Return on average assets (excluding merger and restructuring items)                      1.47                 1.22
       Return on average common shareholders' equity (1)                                        8.28                14.69
       Return on average common shareholders' equity
           (excluding merger and restructuring items) (1)                                      19.01                14.69
       Efficiency ratio                                                                        56.50                59.09
       Total equity to total assets                                                             8.02                 8.38
   Risk-based capital ratios (quarter-end) (2)
       Tier 1                                                                                   6.80                 7.06
       Total                                                                                   11.19                11.58
       Leverage capital ratio                                                                   5.64                 6.19
   Cash basis financial data (3)
       Earnings per common share                                                               $ .67               $ 1.02
       Earnings per common share (excluding merger and restructuring items)                     1.34                 1.02
       Diluted earnings per common share                                                         .65                  .99
       Diluted earnings per common share (excluding merger and restructuring items)             1.31                  .99
       Return on average tangible assets                                                         .85 %               1.43 %
       Return on average tangible assets (excluding merger and restructuring items)             1.70                 1.43
       Return on average tangible common shareholders' equity (1)                              18.68                26.37
       Return on average tangible common shareholders' equity
           (excluding merger and restructuring items) (1)                                      37.60                26.37
       Efficiency ratio                                                                        53.30                56.09
       Ending tangible equity to tangible assets                                                4.87                 5.29
   Market price per share of common stock
       Close at the end of the quarter                                                   $  72 15/16          $  55  1/2
       High for the quarter                                                                 75  1/8              65
       Low for the quarter                                                                  56  1/4              48

(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.
(2) Ratios for 1997 have not been restated to reflect the impact of the Barnett Banks, Inc. merger.

(3) Cash basis calculations exclude intangible assets and the related amortization expense.

--------------------------------------------------------------------------------

o Operating cash basis ratios, which measure operating performance excluding merger and restructuring items, intangible assets and the related amortization expense, improved with operating cash basis diluted earnings per common share rising 32 percent to $1.31 for the three months ended March 31, 1998 compared to $.99 for the same period a year ago. For the three months ended March 31, 1998, return on average tangible common shareholders' equity, excluding merger and restructuring items, increased to 37.60 percent compared to 26.37 percent for the same period in 1997. The cash basis efficiency ratio was 53.30 percent in the first quarter of 1998, an improvement of 279 basis points from the first quarter of 1997 due to successful acquisition integration and expense management efforts.

Business Segment Operations

         The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation's operations through four business segments: Consumer Banking, Middle Market, Asset Management, and Corporate Finance.
         The business segments summarized in Table Two are primarily managed with a focus on various performance objectives including net income, return on average equity and operating efficiency. These performance objectives are also presented on a cash basis, which excludes the impact of goodwill and other intangibles and related amortization expense. The net interest income of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business segment based on an assessment of its inherent risk.

Consumer Banking
     The Consumer Banking segment provides comprehensive retail banking services through multiple delivery channels including approximately 3,000 banking centers and 7,000 automated teller machines providing fully-automated, 24 hour cash dispensing and deposit services. These delivery channels are located throughout the Corporation's franchise and serve 16 million households in 16 states and the District of Columbia. In addition, this segment provides specialized services such as the origination and servicing of residential mortgage loans, issuance and service of credit cards, direct banking via telephone and personal computer, student lending and certain insurance services. The consumer finance component provides personal, mortgage, home equity and automobile loans to consumers, retail finance programs to dealers and lease financing to purchasers of new and used cars. Consumer Banking also provides commercial banking services to companies and other commercial entities with annual revenues of less than $10 million.

     Consumer Banking's earnings increased 3 percent to $460 million in the first three months of 1998. Taxable-equivalent net interest income increased $16 million, primarily reflecting higher interest income on securities, continued deposit expense management efforts and reduced funding costs partially offset by lower interest income on loans attributable to $11.5 billion of securitizations completed mainly during the third quarter of 1997. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income. The net interest yield increased 27 basis points in the first three months of 1998, reflecting higher yields from the loan and lease portfolio and deposit expense management efforts. Excluding the impact of 1997 securitizations, average total loans and leases grew approximately 7 percent over average levels in the first three months of 1997. Average total deposits for the first three months of 1998 decreased to $132.4 billion from $137.9 billion in 1997, the result of deposit declines in the former Boatmen's franchise including the impact of sales of selected banking centers.
     Noninterest income in Consumer Banking rose 6 percent to $777 million due to mortgage servicing and other mortgage-related income, service charges on deposit accounts and miscellaneous income. Mortgage servicing and other mortgage-related income increased as a result of changes in the interest rate environment as well as the Corporation's efforts to maintain the servicing portfolio at target levels. Higher deposit account service charges resulted from changes in deposit pricing throughout the

NationsBank franchise during the third quarter of 1997. Noninterest expense increased 2 percent to $1.6 billion primarily in personnel, occupancy, and data processing expense, with decreases in most other major expense categories. This modest increase reflects the efficiencies obtained from the successful integration of the former Boatmen's franchise and expense management efforts. The cash basis efficiency ratio was 58.4 percent, an improvement of approximately 70 basis points compared to the ratio for the first three months of 1997. The return on average tangible equity decreased slightly to 28 percent for the first three months of 1998 compared to 27 percent for the same period in 1997, the result of higher operating expenses and a higher equity base.


-----------------------------------------------------------------------------------------------------------------------
   Table Two
   Business Segment Summary
   For the Three Months Ended March 31
   (Dollars in Millions)

                                                                 Consumer Banking                   Middle Market
                                                          ------------------------------     -------------------------
                                                               1998               1997         1998          1997
                                                          ----------------  ------------     -----------  ------------
   Net interest income (taxable-equivalent)                   $ 1,732            $ 1,716          $ 343         $ 341
   Noninterest income                                             777                733            106            99
                                                          ------------      -------------    -----------  ------------
       Total revenue                                            2,509              2,449            449           440
   Provision for credit losses                                    230                187             21             9
   Gains on sale of securities                                      4                  -              -             -
   Foreclosed properties expense (income)                           4                  4              1             1
   Noninterest expense                                          1,562              1,534            174           177
                                                          ------------      -------------    -----------  ------------
   Income before income taxes                                     717                724            253           253
   Income tax expense                                             257                277             88            93
                                                          ------------      -------------    -----------  ------------
   Net income (1)                                               $ 460              $ 447          $ 165         $ 160
                                                          ============      =============    ===========  ============

   Cash basis earnings (2)                                      $ 557              $ 533          $ 181         $ 175

   Net interest yield                                            4.99   %           4.72   %       3.33 %        3.56  %

   Average equity to average assets                              7.45               6.97           7.73          8.48

   Return on average equity                                     16                 16             19            19
   Return on average tangible equity (2)                        28                 27             25            25

   Efficiency ratio                                             62.3               62.6           38.8          40.2
   Cash basis efficiency ratio (2)                              58.4               59.1           35.2          36.8

   Average (3)
       Total loans and leases, net of unearned income        $ 99,493           $103,262       $ 33,865      $ 32,084
       Total deposits                                         132,352            137,895          9,031         8,408
       Total assets                                           153,693            158,968         45,603        41,283

   Period end (3)
       Total loans and leases, net of unearned income         100,444            103,439         34,279        32,231
       Total deposits                                         133,717            138,164          9,126         8,928
       Total assets                                           159,589            157,594         45,299        41,349



                                                             ----------------------------------------------------------------
                                                                    Asset Management                   Corporate Finance
                                                            ----------------------------        -----------------------------
                                                               1998           1997                 1998             1997
                                                            ------------    ------------        ------------    -------------
   Net interest income (taxable-equivalent)                        $ 76            $ 59               $ 363            $ 274
   Noninterest income                                               230             239                 551              240
                                                            ------------    ------------        ------------    -------------
       Total revenue                                                306             298                 914              514
   Provision for credit losses                                        -               5                  14               21
   Gains on sale of securities                                        -               -                   -                -
   Foreclosed properties expense (income)                             -               -                   -               (7)
   Noninterest expense                                              188             214                 528              300
                                                            ------------    ------------        ------------    -------------
   Income before income taxes                                       118              79                 372              200
   Income tax expense                                                43              29                 130               74
                                                            ------------    ------------        ------------    -------------
   Net income (1)                                                  $ 75            $ 50               $ 242            $ 126
                                                            ============    ============        ============    =============

   Cash basis earnings (2)                                         $ 78            $ 52               $ 264            $ 136

   Net interest yield                                              3.84    %       3.80   %            3.44% (4)        2.82  % (4)

   Average equity to average assets                                9.25           10.82                5.89             5.14

   Return on average equity                                       39              27                  19               12
   Return on average tangible equity (2)                          44              31                  25               15

   Efficiency ratio                                               61.4            71.8                57.8             58.4
   Cash basis efficiency ratio (2)                                60.5            71.1                55.4             56.4

   Average (3)
       Total loans and leases, net of unearned income           $ 7,781         $ 6,006            $ 35,859         $ 35,731
       Total deposits                                             4,434           3,315              10,136            8,510
       Total assets                                               8,419           6,822              87,805           80,166

   Period end (3)
       Total loans and leases, net of unearned income             8,056           6,460              35,558           36,525
       Total deposits                                             4,681           3,829              11,029           10,653
       Total assets                                               8,703           7,182              82,879           77,334


(1) Business Segment results are presented on a fully allocated basis but do not include $445 million net expense for first quarter 1998 and $72 million net income for first quarter 1997 which represent earnings associated with unassigned capital, gains on sales of certain securities, gains on business divestitures, merger and restructuring items as well as other corporate activities.
(2)    Excludes intangible assets and the related amortization expense.
(3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Segments.
(4) Corporate Finance's net interest yield excludes the impact of trading-related activities. Including trading-related activities, the net interest yield was 1.93% and 1.59% for the first three months of 1998 and 1997, respectively.

-------------------------------------------------------------------------------





Middle Market
         The Middle Market segment provides a broad array of commercial banking services for companies and other commercial entities with revenues between $10 million and $250 million annually including: commercial lending, treasury and cash management services, asset-backed lending, leasing and factoring. Also included is NationsCredit Commercial Corporation, which provides commercial financing activities including: equipment loans and leases, loans for debt restructuring, mergers and working capital, real estate and health care financing and inventory financing to manufacturers, distributors and dealers.
         Middle Market earned $165 million in the first three months of 1998 compared to $160 million in the first three months of 1997. The Middle Market average loan and lease portfolio during the first quarter of 1998 increased to $33.9 billion compared to $32.1 billion in the same period of 1997.

     Noninterest income rose 7 percent to $106 million over noninterest income for the first three months of 1997. Noninterest expense for the period decreased 2 percent to $174 million. The cash basis efficiency ratio improved approximately 160 basis points to 35.2 percent. The return on average tangible equity remained unchanged at 25 percent.

Asset Management
     The Asset Management segment includes businesses that provide full service and discount brokerage, investment advisory, investment management and advisory services for the Nations Funds family of mutual funds. Within the Asset Management segment, the Private Client Group provides asset management, banking and trust services for wealthy individuals, business owners and corporate executives and the private foundations established by them.
     Asset Management earned $75 million in the first three months of 1998 compared to $50 million in the first quarter of 1997, the result of strong revenue growth in the core businesses following the sales of certain corporate and institutional trust businesses during the third quarter of 1997. Taxable-equivalent net interest income for the first three months of 1998 was $76 million compared to $59 million in the same period a year ago, reflecting income from increased loan levels. The average loan and lease portfolio in the first quarter of 1998 increased to $7.8 billion compared to $6.0 billion in the first three months of 1997 as a result of core loan growth. Assets under management were $109 billion on March 31, 1998, a decrease of $7 billion from the balance on December 31, 1997. The decrease was due to the sales of certain corporate and institutional trust businesses and was partially offset by growth in the remaining core businesses.
     Noninterest income declined 4 percent in the first quarter of 1998. Core revenue growth was more than offset by the sales of certain corporate and institutional trust businesses which occurred in the third quarter of 1997. Noninterest expense decreased 12 percent due primarily to the sales mentioned previously. The cash basis efficiency ratio improved to 60.5 percent in the first quarter of 1998 compared to 71.1 percent for the first three months of 1997. The return on average tangible equity increased to 44 percent.

Corporate Finance
         Corporate Finance provides a broad array of banking and investment banking products and services to domestic and international corporations, institutions and other customers through its Capital Markets, Real Estate and Transaction Products units. The Corporate Finance segment serves as a principal lender and investor, as well as an advisor, and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, project finance and mergers and acquisitions consulting are representative of the services provided. These services are provided through various domestic and international offices. Through its Section 20 subsidiary, NationsBanc Montgomery Securities LLC, Corporate Finance is a primary dealer of U.S. Government Securities and underwrites, distributes and makes markets in high-grade and high-yield debt securities and equity securities. Additionally, Corporate Finance is a market maker in derivative products which include swap agreements, option contracts, forward settlement contracts, financial futures and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Corporate Finance takes positions to support client demands and its own account. Major centers for the above activities are Charlotte, Chicago, London, New York, San Francisco, Singapore and Tokyo.
          Corporate Finance earned $242 million in the first three months of 1998 compared to $126 million in the same period of 1997, the result of higher levels of net interest income and noninterest income, which more than offset higher noninterest expenses. Taxable-equivalent net interest income for the first three months of 1998 was $363 million compared to $274 million in the first three months of 1997, reflecting increased trading account activity and loan volumes partially offset by increased funding costs. The higher net interest yield in the first three months of 1998 was due mainly to lower rates on funding sources. Excluding the impact of a $4.2-billion securitization completed in the third quarter of 1997, the Corporate Finance average loan and lease portfolio increased approximately 12 percent over the levels in the first three months of 1997.
     Noninterest income rose to $551 million, an increase of 130 percent over the first three months of 1997, reflecting higher investment banking fees, brokerage income, and trading account profits and fees due to the acquisition of Montgomery in the fourth quarter of 1997 as well as continued strong internal growth. Noninterest expense rose to $528 million due primarily to higher personnel expenses associated with the Montgomery acquisition. Amortization expense also increased in the first quarter of 1998 due to the Montgomery acquisition. The cash basis efficiency ratio improved approximately 100 basis points to 55.4 percent due to increases in total revenues. The return on average tangible equity increased to 25 percent for the first quarter of 1998 from 15 percent for the same period in 1997.
          See Note Seven of the Notes to the Consolidated Financial Statements for additional business segment information.

Results of Operations

Net Interest Income
         An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters is presented in Table Three.
         Taxable-equivalent net interest income increased approximately 5 percent to $2.6 billion in the first quarter of 1998 compared to $2.4 billion for the same period in 1997. This increase was mainly the result of the improved contribution of the securities portfolios as well as core loan growth. While securitizations lowered net interest income by approximately $127 million in the first quarter of 1998, they did not significantly affect the Corporation's earnings. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income.
         Of the $491-million increase in interest income for the first quarter of 1998, $510 million was due to higher average earning assets, partially offset by a $19-million decrease resulting from lower yields received on average earning assets. Interest expense increased $371 million for the first quarter of 1998, of which $293 million was due to higher levels of average interest-bearing liabilities and $78 million was due to the impact of higher rates paid on average interest-bearing liabilities.
         The net interest yield decreased 21 basis points to 3.82 percent in the first quarter of 1998 compared to 4.03 percent for the same period in 1997 due to higher levels of investment securities and a decrease in the spreads between loans and deposits.
         Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product and geographic concentrations.

Provision for Credit Losses
         The provision for credit losses totaled $265 million for the first three months of 1998 compared to $222 million for the same period in 1997 due to increased net charge-offs which totaled $277 million for the three months ended March 31, 1998 compared to $215 million for the same year-ago period. Higher total consumer net charge-offs were covered by the provision for credit losses and were partially offset by lower net charge-offs in the total commercial loan portfolio. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Allowance for Credit Losses" and "Concentrations of Credit Risk" sections.

Gains on Sales of Securities
         Gains on sales of securities were $152 million in the first quarter of 1998 compared to $43 million in the first quarter of 1997. Securities gains were higher as a result of increased sales activity due to favorable market opportunities.

                       This Page Intentionally Left Blank

------------------------------------------------------------------------------------------------------------------------------------
 Table Three
 Quarterly Taxable-Equivalent Data
 (Dollars in Millions)
                                                                         First Quarter 1998                  Fourth Quarter 1997
                                                             ---------------------------------------  ------------------------------
                                                               Average                                  Average
                                                               Balance       Income                     Balance      Income
                                                                Sheet          or       Yields/          Sheet         or    Yields/
                                                               Amounts      Expense      Rates          Amounts     Expense   Rates
                                                             -----------  -----------  ------------  ------------ ----------- ------
 Earning assets
    Loans and leases, net of unearned income  (1)
       Commercial                                              $ 66,155      $ 1,373       8.42  %     $ 63,656     $ 1,340    8.35%
       Real estate commercial                                     9,344          202       8.75           9,181         206    8.88
       Real estate construction                                   4,710          101       8.67           4,736         105    8.81
                                                             -----------------------------------------------------------------------
           Total commercial                                      80,209        1,676       8.47          77,573       1,651    8.44
                                                             -----------------------------------------------------------------------
       Residential mortgage                                      37,072          707       7.68          37,188         725    7.77
       Credit card                                                7,831          241      12.46           7,863         244   12.30
       Other consumer                                            40,914          967       9.59          39,492         956    9.61
                                                             -----------------------------------------------------------------------
           Total consumer                                        85,817        1,915       9.02          84,543       1,925    9.05
                                                             -----------------------------------------------------------------------
       Foreign                                                    4,080           75       7.42           3,795          71    7.44
       Lease financing                                            6,594          128       7.75           6,298         125    7.93
                                                             -----------------------------------------------------------------------
           Total loans and leases, net                          176,700        3,794       8.69         172,209       3,772    8.70
                                                             -----------------------------------------------------------------------
    Securities
      Held for investment                                         1,091           17       6.31           1,231          19    6.26
      Available for sale (2)                                     48,342          840       6.98          43,024         731    6.78
                                                             -----------------------------------------------------------------------
           Total securities                                      49,433          857       6.97          44,255         750    6.77
                                                             -----------------------------------------------------------------------
    Federal funds sold and securities purchased under
          agreements to resell                                   13,664          176       5.22          12,734         170    5.30
    Time deposits placed and other short-term investments         2,035           28       5.65           2,229          38    6.84
    Trading account securities (3)                               24,118          356       5.95          21,726         350    6.41
    Other earning assets                                          5,242           92       7.15           1,762          35    7.87
                                                             -----------------------------------------------------------------------
           Total earning assets (4)                             271,192        5,303       7.90         254,915       5,115    7.98
 Cash and cash equivalents                                       11,273                                  10,809
 Factored accounts receivable                                     1,112                                   1,234
 Other assets, less allowance for credit losses                  31,352                                  30,884
                                                             -----------------------------------------------------------------------
          Total assets                                        $ 314,929                               $ 297,842
                                                             -----------------------------------------------------------------------

 Interest-bearing liabilities
    Savings                                                    $ 12,329           57       1.89        $ 12,368          59    1.90
    NOW and money market deposit accounts                        52,993          338       2.59          52,492         333    2.51
    Consumer CDs and IRAs                                        47,673          611       5.20          49,285         648    5.22
    Negotiated CDs, public funds and other time deposits          3,081           41       5.41           2,640          38    5.65
    Foreign time deposits                                        12,001          156       5.26          10,622         150    5.60
    Federal funds purchased, securities sold under agreements
          to repurchase and other short-term borrowings          61,430          821       5.42          50,801         708    5.53
    Trading account liabilities (3)                              15,405          194       5.11          11,527         190    6.54
    Long-term debt (5)                                           31,649          521       6.58          30,806         514    6.68
                                                             -----------------------------------------------------------------------
           Total interest-bearing liabilities (6)               236,561        2,739       4.68         220,541       2,640    4.76
                                                             -----------------------------------------------------------------------
 Noninterest-bearing sources
    Noninterest-bearing deposits                                 39,451                                  38,936
    Other liabilities                                            14,607                                  14,331
    Shareholders' equity                                         24,310                                  24,034
                                                             -----------------------------------------------------------------------
           Total liabilities and shareholders' equity         $ 314,929                               $ 297,842
                                                             -----------------------------------------------------------------------
 Net interest spread                                                                       3.22                                3.22
 Impact of noninterest-bearing sources                                                      .60                                 .64
                                                             -----------------------------------------------------------------------
 Net interest income/yield on earning assets                                 $ 2,564       3.82  %                  $ 2,475    3.86%
                                                             =======================================================================


(1)    Nonperforming loans are included in the respective average loan balances.
       Income on such nonperforming loans is recognized on a cash basis.
(2) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(3) The fair values of derivatives-dealer positions are reported in other assets and liabilities, respectively.
(4) Interest income includes taxable-equivalent adjustments of $34 in the first quarter of 1998 and $35, $32, $33 and $31 in the fourth, third, second and and first quarters of 1997, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $43 in the first quarter of 1998 and $35, $34, $40 and $54 in the fourth, third, second and first quarters of 1997, respectively.
(5)    Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying linked liabilities $15 in the first quarter of 1998 and $11, $8, $11 and $10 in the fourth, third, second and first quarters of 1997, respectively.


--------------------------------------------------------------------------------






---------------------------------------------------------------------------------------------------------------------



            Third Quarter 1997                    Second Quarter 1997                     First Quarter 1997
---------------------------------------------------------------------------------------------------------------------
     Average                             Average                                    Average
     Balance     Income                  Balance       Income                       Balance      Income
      Sheet        or      Yields/         Sheet         or         Yields/          Sheet         or        Yields/
     Amounts     Expense    Rates         Amounts      Expense       Rates          Amounts      Expense      Rates
------------ ------------ ---------    ------------  -----------  -----------    ------------  ----------  -----------
    $ 65,061   $ 1,379      8.41  %      $ 65,329      $ 1,382         8.48 %      $ 64,687     $ 1,341         8.41 %
       9,583       212      8.81           10,389          231         8.91          10,636         230         8.75
       4,584       104      8.96            4,569          107         9.46           4,593         103         9.07
----------------------------------------------------------------------------------------------------------------------
      79,228     1,695      8.49           80,287        1,720         8.59          79,916       1,674         8.49
----------------------------------------------------------------------------------------------------------------------
      41,919       828      7.87           43,522          851         7.83          41,799         811         7.80
       8,120       252     12.34            8,298          253        12.24           8,263         244        11.96
      38,530       921      9.48           38,147          901         9.47          38,222         887         9.42
----------------------------------------------------------------------------------------------------------------------
      88,569     2,001      8.98           89,967        2,005         8.93          88,284       1,942         8.89
----------------------------------------------------------------------------------------------------------------------
       3,962        69      6.88            3,291           59         7.25           3,445          59         6.84
       6,235       123      7.86            5,885          116         7.87           5,724         112         7.90
----------------------------------------------------------------------------------------------------------------------
     177,994     3,888      8.68          179,430        3,900         8.71         177,369       3,787         8.64
----------------------------------------------------------------------------------------------------------------------

       1,425        22      6.23            1,647           24         5.94           1,919          29         6.05
      28,946       496      6.84           25,563          438         6.85          25,638         435         6.81
----------------------------------------------------------------------------------------------------------------------
      30,371       518      6.81           27,210          462         6.80          27,557         464         6.76
----------------------------------------------------------------------------------------------------------------------

      11,567       159      5.45           11,788          174         5.92          13,943         196         5.70
       1,809        27      5.91            2,381           32         5.35           2,312          29         5.10
      22,628       353      6.20           22,800          332         5.84          22,855         317         5.60
       1,253        27      8.48              819           19         9.32           1,062          19         7.39
----------------------------------------------------------------------------------------------------------------------
     245,622     4,972      8.05          244,428        4,919         8.07         245,098       4,812         7.94
      10,488                               10,520                                    11,499
       1,206                                1,193                                     1,081
      28,090                               28,053                                    25,936
----------------------------------------------------------------------------------------------------------------------
   $ 285,406                            $ 284,194                                 $ 283,614
----------------------------------------------------------------------------------------------------------------------


    $ 12,594        60      1.89         $ 12,990           62         1.94        $ 13,167          65         2.02
      52,656       327      2.46           53,906          336         2.49          54,239         335         2.51
      49,697       649      5.19           50,685          657         5.19          51,679         661         5.18
       3,052        43      5.56            3,401           46         5.48           3,485          46         5.32
       9,668       133      5.43            9,523          125         5.30           9,278         118         5.14

      43,943       623      5.62           42,177          568         5.40          42,136         536         5.16
      10,241       163      6.30            9,390          160         6.84           9,967         165         6.72
      30,967       517      6.68           30,044          493         6.57          27,162         442         6.51
---------------------------------------------------------------------------------------------------------------------
     212,818     2,515      4.70          212,116        2,447         4.62         211,113       2,368         4.54
---------------------------------------------------------------------------------------------------------------------

      37,794                               37,257                                    36,280
      11,575                               11,290                                    12,555
      23,219                               23,531                                    23,666
---------------------------------------------------------------------------------------------------------------------
   $ 285,406                            $ 284,194                                 $ 283,614
---------------------------------------------------------------------------------------------------------------------
                            3.35                                       3.45                                     3.40
                             .63                                        .60                                      .63
---------------------------------------------------------------------------------------------------------------------
               $ 2,457      3.98  %                    $ 2,472         4.05 %                   $ 2,444         4.03 %
=====================================================================================================================


Noninterest Income
     As presented in Table Four, noninterest income increased 34 percent to $1.8 billion in the first quarter of 1998, reflecting higher levels of income from almost all categories, including investment banking income, brokerage income, and a gain on the sale of a partial ownership interest in a mortgage company. Excluding acquisitions, noninterest income increased approximately 16 percent.


---------------------------------------------------------------------------------------------------------------------------

   Table Four
   Noninterest Income
   (Dollars in Millions)
                                                                     Three Months
                                                                    Ended March 31                  Change
                                                              -----------------------------------------------------------
                                                                  1998         1997        Amount      Percent
                                                              -----------------------------------------------------------
   Service charges on deposit accounts                              $ 454        $ 432          $ 22           5.1   %
   Mortgage servicing and other mortgage-related income                75           71             4           5.6
   Investment banking income                                          310           91           219         240.7
   Trading account profits and fees                                   106          100             6           6.0
   Brokerage income                                                   112           43            69         160.5
   Other nondeposit-related service fees                               99           89            10          11.2
   Asset management and fiduciary service fees                        170          187           (17)         (9.1)
   Credit card income                                                  96           95             1           1.1
   Other income                                                       354          213           141          66.2
                                                              -----------------------------------------------------------
                                                                  $ 1,776      $ 1,321         $ 455          34.4
                                                              -----------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------


o Mortgage servicing and other mortgage-related income increased 6 percent to $75 million in the first quarter of 1998. The average portfolio of loans serviced increased 8 percent from $117.0 billion in the first quarter of 1997 to $126.2 billion in the first quarter of 1998. Mortgage loan originations through the Corporation's mortgage subsidiary increased from $4.0 billion in the first quarter of 1997 to $7.3 billion in the first quarter of 1998, primarily reflecting changes in the interest rate environment as well as the Corporation's efforts to maintain the mortgage servicing portfolio at target levels. Origination volume in the first quarter of 1998 was approximately $4.0 billion of correspondent and wholesale loan volume and $3.3 billion of retail loan volume.

           In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was approximately $4.6 billion on March 31, 1998 with associated net unrealized gains of $5 million. These contracts generally have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain interest rate swaps. The notional amount of such contracts on March 31, 1998 was $9.7 billion with an associated net unrealized gain of $1 million.

o Investment banking income increased 241 percent to $310 million in the first quarter of 1998 reflecting increased levels of fees across all categories. Excluding the acquisition of Montgomery, investment banking income would have increased approximately 120 percent. Securities underwriting fees increased $133 million to $159 million for the first quarter of 1998 as a result of the Montgomery acquisition and continued strong internal growth. Higher syndication fees were the result of 107 agent-only deals totaling $45.3 billion in the first quarter of 1998 compared to 86 agent-only deals totaling $29.9 billion in the same year-ago period. Gains on principal investing activities (investing in equity or equity-related transactions) increased $30 million in the first quarter of 1998 over the same period in 1997.

       Advisory services fees increased in the first quarter of 1998 by $18 million reflecting the impact of the Montgomery acquisition.

          Investment banking income by major business activity follows (in millions):


                                                       Three Months Ended
                                                           March 31,
                                                        1998       1997
----------------------------------------------------------------------------
Investment Banking Income
Syndications                                               $ 51        $ 20
Securities underwriting                                     159          26
Principal investment activities                              55          25
Advisory services                                            23           5
Other                                                        22          15
                                                     -----------------------
   Total investment banking income                        $ 310        $ 91
                                                     -----------------------





o Trading account profits and fees by major business activity follows (in millions):


                                                     Three Months Ended
                                                         March 31,
                                                      1998       1997
--------------------------------------------------------------------------
Trading Account Profits and Fees
Securities trading                                       $ 37        $ 19
Interest rate contracts                                    46          41
Foreign exchange contracts                                 10          17
Other                                                      13          23
                                                   -----------------------
                                                        $ 106       $ 100
                                                   -----------------------



o Brokerage income increased $69 million from the first quarter of 1997 due mainly to the addition of Montgomery as well as internal growth of 21 percent.

o Asset management and fiduciary service fees decreased $17 million to $170 million in the first quarter of 1998, reflecting the impact of the third quarter 1997 sales of certain corporate and institutional trust businesses, which included businesses that provided administrative and record-keeping services for employee benefit plans.

o Other income totaled $354 million in the first quarter of 1998, an increase of $141 million over the same period of 1997. The increase over the first quarter of 1997 was due primarily to a gain on the sale of a partial ownership interest of a mortgage company of approximately $110 million during the current quarter as well as the Oxford acquisition. Other income includes: certain prepayment fees and other fees (such as net gains on sales of miscellaneous investments, business activities, premises and other similar items), net rental income on operating automobile leases, servicing and related fees from the Corporation's consumer finance business, insurance commissions and earnings and bankers' acceptances and letters of credit fees.

Merger and Restructuring Items
         In connection with the Barnett merger during the first quarter of 1998, the Corporation incurred pretax merger and restructuring items of $900 million ($642 million after-tax), which included approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs and occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other Barnett merger costs (including legal and investment banking fees). See Note Two to the consolidated financial statements for additional information.

Noninterest Expense
         As presented in Table Five, the Corporation's noninterest expense increased 10 percent to $2.5 billion in the first quarter of 1998 from $2.2 billion in the same period of 1997. Excluding acquisitions and related transition expenses, noninterest expense was essentially unchanged.
         A discussion of the significant components of noninterest expense in the first quarter of 1998 compared to the first quarter of 1997 follows:

o Personnel expense increased $144 million over 1997 expenses due mainly to the addition of Montgomery. Excluding the Montgomery acquisition, personnel expense was essentially unchanged. On March 31, 1998, the Corporation had approximately 100,000 full-time equivalent employees compared to approximately 102,000 full-time equivalent employees on December 31, 1997, including Barnett employees.
o Intangibles amortization expense increased $26 million in the first quarter of 1998 compared to intangibles amortization expense in the first quarter of 1997, reflecting the impact of the Montgomery and Oxford transactions.
o Data processing expense increased $22 million in the first quarter of 1998 mainly as a result of the Montgomery acquisition.
o General administrative and miscellaneous expense increased $27 million in the first quarter of 1998 to $86 million due mainly to the addition of Montgomery.

         Noninterest expense includes the cost of projects to ensure accurate date recognition and data processing with respect to the Year 2000 issue as it relates to the Corporation's businesses, operations, customers and vendors. A process of software inventory, analysis, modification, testing and verification and implementation is underway. The Corporation expects to substantially complete the Year 2000 software conversion projects for its systems by the end of 1998. The related costs, which are expensed as incurred, are included in professional, data processing, and equipment expenses. Cumulative Year 2000 expenses incurred through the first quarter of 1998 amounted to approximately $41 million and the total cost of the Year 2000 project is estimated to be approximately $120 million.
         Management believes that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of systems and technology. Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Corporation undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from, the Corporation, or whose financial condition or operational capability is important to the Corporation as borrowers, vendors, customers or investment opportunities. Therefore, communications with these parties have commenced to heighten their awareness of the Year 2000 issue. Over the next two years, the plans of such third parties to address the Year 2000 issue will be monitored and any identified impact on the Corporation will be evaluated.

----------------------------------------------------------------------------------------------------------------------

   Table Five
   Noninterest Expense
   (Dollars in Millions)
                                                                     Three Months
                                                                    Ended March 31                Change
                                                              -------------------------------------------------------
                                                                  1998         1997        Amount      Percent
                                                              -------------------------------------------------------
   Personnel                                                      $ 1,238      $ 1,094         $ 144      13.2  %
   Occupancy, net                                                     204          184            20      10.9
   Equipment                                                          195          196            (1)      (.5)
   Marketing                                                           88           86             2       2.3
   Professional fees                                                   89           85             4       4.7
   Amortization of intangibles                                        139          113            26      23.0
   Data processing                                                    107           85            22      25.9
   Telecommunications                                                  76           67             9      13.4
   Other general operating                                            230          256           (26)    (10.2)
   General administrative and miscellaneous                            86           59            27      45.8
                                                              -------------------------------------------------------
                                                                  $ 2,452      $ 2,225         $ 227      10.2
                                                              -------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------


Income Taxes
         The Corporation's income tax expense for the first quarter of 1998 was $339 million, an effective tax rate of 40.6 percent, or 34.4 percent excluding merger and restructuring items. Income tax expense for the first quarter of 1997 was $477 million, an effective tax rate of 35.8 percent.

Balance Sheet Review And Liquidity Risk Management
         The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and capital position. The average balances discussed below can be derived from Table Three. The following discussion addresses changes in average balances for the first three months of 1998 compared to the same period in 1997.
         First quarter 1998 average levels of customer-based funds decreased $3.3 billion to $155.5 billion compared to average levels for the first quarter of 1997 due to deposit declines in the former Boatmen's franchise, including the impact of sales of selected banking centers. As a percentage of total sources, average levels of customer-based funds in the first quarter of 1998 decreased to 49 percent compared to 56 percent for the same period in 1997.
         During the first quarter of 1998, higher average levels of market-based funds replaced the lower average levels of customer-based funds. First quarter 1998 levels of average market-based funds increased $27.5 billion over 1997 levels to $88.8 billion compared to $61.3 billion for the same period in 1997. Market-based funds also comprised a larger portion of total sources of funds at approximately 28 percent in 1998 compared to approximately 22 percent during the same period in 1997. In addition, first quarter 1998 average levels of long-term debt increased by $4.5 billion over average levels during the same period in 1997, mainly the result of borrowings to fund repurchases of shares issued in the Boatmen's acquisition.
         Average first quarter 1998 loans and leases, the Corporation's primary use of funds, decreased $669 million to $176.7 billion. As a percentage of total uses of funds, average first quarter 1998 loans and leases decreased to 56 percent from 63 percent during the same period in 1997. The decrease in average loans and leases was due primarily to approximately $15.7 billion of securitizations in 1997, which mainly took place in the third quarter. The ratio of average loans and leases to average customer-based funds was 114 percent in 1998 and 112 percent in 1997.
        The average securities portfolio in the first quarter of 1998 increased $21.9 billion over first quarter 1997 levels, amounting to 16 percent of total uses of funds in 1998 compared to 10 percent in the first quarter of 1997. See the following "Securities" section for additional information on the securities portfolio.

         Average other assets and cash and cash equivalents increased $5.2 billion to $42.6 billion in the first three months in 1998 due largely to the April 1, 1997 acquisition of Oxford and goodwill associated mainly with the Montgomery acquisition.
         Cash and cash equivalents were $13.4 billion on March 31, 1998 compared to $13.8 billion on December 31, 1997. During the first three months of 1998, net cash provided by operating activities was $2.9 billion, net cash used in investing activities was $5.3 billion and net cash provided by financing activities was $2.0 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows in the consolidated financial statements.
         Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation monitors its assets and liabilities and modifies these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. Management believes the Corporation's sources of liquidity are more than adequate to meet its cash requirements.
          The following discussion provides an overview of significant on- and off-balance sheet components.

Securities
         The securities portfolio on March 31, 1998 consisted of securities held for investment totaling $1.0 billion and securities available for sale totaling $50.3 billion compared to $1.2 billion and $49.4 billion, respectively, on December 31, 1997. The increase in available for sale securities reflects initiatives to invest excess capital in the securities portfolio.
         On March 31, 1998 and December 31, 1997, the market value of the Corporation's securities held for investment reflected net unrealized appreciation of $12 million and $5 million, respectively.
         The valuation reserve for securities available for sale, marketable equity securities and certain servicing assets increased shareholders' equity by $377 million on March 31, 1998, primarily reflecting pretax appreciation of $452 million on debt securities and $128 million on marketable equity securities. The valuation reserve increased shareholders' equity by $408 million on December 31, 1997. The decrease in the valuation reserve was primarily attributable to the reinvestment of proceeds from the sales and maturities of securities with higher interest rates into securities with interest rates more representative of current market rates.
         The estimated average maturities of securities held for investment and securities available for sale portfolios were 1.68 years and 6.72 years, respectively, on March 31, 1998 compared with 1.48 years and 5.45 years, respectively, on December 31, 1997. The increase in the average expected maturity of the available for sale portfolio is attributable to purchases of securities during the first quarter of 1998 with longer average maturities than the weighted average maturities of securities owned on December 31, 1997.

Off-Balance Sheet

Derivatives - Asset and Liability Management Activities
         Risk management interest rate contracts are used in the asset and liability management (ALM) process. Such contracts, which are generally non-leveraged generic interest rate and basis swaps and options, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amounts. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors.
         As reflected in Table Six, the total gross notional amount of the Corporation's ALM interest rate swaps on March 31, 1998 was $33.5 billion, with the Corporation receiving fixed on $29.7 billion, primarily converting variable-rate commercial loans to fixed rate, and receiving variable on $1.6 billion. The net receive fixed position was $28.1 billion on March 31, 1998, a decrease of $1.6 billion from December 31, 1997. In addition, the Corporation had $2.2 billion of basis swaps linked primarily to long-term debt.

Table Six
March 31, 1998
(Dollars in Millions, Average Expected Maturity in Years)




                                                                                          Expected Maturity                Average
                                               ---------------------------------------------------------------------------
                                     Unrealized                                                                      After  Expected
                                     Gain/(Loss)   Total       1998        1999      2000      2001      2002        2002   Maturity
                                   -------------------------------------------------------------------------------------------------
Asset Conversion Swaps
  Receive fixed generic            $       223                                                                                 2.95
    Notional amount                              $ 20,532    $ 1,150    $   350   $  5,925  $  9,671    $3,436   $     -
    Weighted average receive rate                    6.37%      5.75%      6.42%      6.41%     6.36%     6.53%        -   %
    Weighted average pay rate                        5.70       5.68       5.68       5.66      5.73      5.67

  Pay fixed generic                        (20)                                                                                2.36
                                   ------------
    Notional amount                              $  1,386    $     -    $   250   $  1,000  $     68    $    -   $    68
    Weighted average pay rate                        6.74%      -   %      6.46%      6.70%     7.41%        -%     7.80%
    Weighted average receive rate                    5.85       -          5.68       5.66      7.87         -      7.39

  Total asset conversion swaps     $       203
                                   ------------
    Notional amount                              $ 21,918    $ 1,150    $   600   $  6,925  $  9,739    $3,436   $    68

Liability Conversion Swaps
  Receive fixed generic            $       107                                                                                 4.64
    Notional amount                              $  9,167    $ 1,626    $   836   $    308  $  2,541    $  495   $ 3,361
    Weighted average receive rate                    6.73%      6.73%      7.26%      6.79%     6.31%     6.92%     6.89%
    Weighted average pay rate                        6.19       6.46       7.42       5.87      6.34      5.71      5.75

  Pay fixed generic                         (2)                                                                                3.46
                                   ------------
    Notional amount                              $    199    $   100    $     -   $      8  $     10    $    8   $    73
    Weighted average pay rate                        7.61%      9.31%         -%      6.01%     5.52%     6.65%     5.86%
    Weighted average receive rate                    5.41       5.24          -       5.54      5.54      5.69      5.59

  Total liability conversion swaps $       105
                                   ------------
    Notional amount                              $  9,366    $ 1,726    $   836   $    316  $  2,551    $  503   $ 3,434

------------------------------------------------------------------------------------------------------------------------------------

  Total receive fixed swaps        $       330                                                                                 3.47
    Notional amount                              $ 29,699    $ 2,776    $ 1,186   $  6,233  $ 12,212    $3,931   $ 3,361
    Weighted average receive rate                    6.48%      6.33%      7.01%      6.43%     6.35%     6.58%     6.89%
    Weighted average pay rate                        5.85       6.14       6.91       5.67      5.85      5.68      5.75

  Total pay fixed swaps                    (22)                                                                                2.50
    Notional amount                              $  1,585    $   100    $   250   $  1,008  $     78    $    8   $   141
    Weighted average pay rate                        6.85%      9.31%      6.46%      6.69%     7.17%     6.65%     6.80%
    Weighted average receive rate                    5.80       5.24       5.68       5.65      7.57      5.69      6.46

  Basis swaps                      $         1                                                                                 1.55
                                   ------------
    Notional amount                              $  2,224    $   200    $ 1,325   $    423  $    107    $ 169   $     -
    Weighted average receive rate                    5.79%      5.69%      5.74%      5.71%     6.89%     5.75%       -   %
    Weighted average pay rate                        5.73       5.61       5.64       5.73      6.93      5.72        -

  Total swaps                      $       309
                                   ------------
    Notional amount                              $ 33,508    $ 3,076    $ 2,761   $  7,664  $ 12,397    $4,108   $ 3,502

------------------------------------------------------------------------------------------------------------------------------------

Option Products
    Notional amount                        (19)  $  6,552    $ 2,100    $ 2,825   $    143  $     86    $  163   $ 1,235
    Weighted average strike rate                     6.65%      6.50%      6.64%      8.13%     9.43%     7.70%     6.41%

------------------------------------------------------------------------------------------------------------------------------------

  Total Interest Rate Contracts    $       290
                                   ------------
    Notional amount                              $ 40,060    $ 5,176    $ 5,586   $  7,807  $ 12,483    $4,271   $ 4,737

------------------------------------------------------------------------------------------------------------------------------------

        Table Six also summarizes the expected maturities, weighted average pay and receive rates and the unrealized gains and losses on March 31, 1998 of the Corporation's ALM interest rate contracts. Floating rates represent the last repricing and will change in the future based primarily on movements in one-, three- and six-month LIBOR rates.
         The net unrealized appreciation of the ALM swap portfolio on March 31, 1998 was $309 million compared to unrealized appreciation of $307 million on December 31, 1997. The amount of net realized deferred gains associated with terminated ALM swaps was $70 million and $51 million on March 31, 1998 and December 31, 1997, respectively.
         To manage interest rate risk, the Corporation also uses interest rate option products, primarily caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. On March 31, 1998, the Corporation had a gross notional amount of $6.6 billion in outstanding interest rate option contracts used for ALM purposes compared to $6.2 billion at December 31, 1997. Such instruments are primarily linked to long-term debt, short-term borrowings and pools of similar residential mortgages and consist mainly of purchased options. On March 31, 1998, the net unrealized depreciation of ALM option products was $19 million compared to net unrealized depreciation of $7 million on December 31, 1997. The amount of net realized deferred gains associated with terminated ALM options was $13 million on both March 31, 1998 and December 31, 1997.
         In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated liabilities. Foreign currency contracts involve the conversion of certain scheduled interest and principal payments denominated in foreign currencies. On March 31, 1998, these contracts had a notional value of $2.4 billion and a net market value of negative $61 million.
         The net unrealized appreciation in the estimated value of the ALM interest rate and net negative market value in the ALM foreign exchange portfolios should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.
         For a discussion of the Corporation's management of risk associated with mortgage production activities, see the "Noninterest Income" section.

Allowance for Credit Losses
         The Corporation's allowance for credit losses was $3.2 billion, or 1.81 percent of net loans, leases, and factored accounts receivable on March 31, 1998 compared to $3.3 billion, or 1.85 percent, on December 31, 1997.
         Table Seven provides an analysis of the changes in the allowance for credit losses. During the first quarter of 1998, higher other consumer and credit card net charge-offs caused the $62-million increase in total net charge-offs, which amounted to $277 million, or .63 percent of average loans, leases and factored accounts receivable compared to $215 million, or .49 percent, for the same period in 1997. Higher other consumer net charge-offs were due to net charge-offs associated with a sub-prime auto lending portfolio, which the Corporation is allowing to run off, and core loan growth, while higher credit card net charge-offs were due mainly to deterioration in consumer credit quality experienced on an industry-wide basis. The increases in total consumer net charge-offs were partially offset by lower total commercial net charge-offs during the first quarter of 1998.
         Excluding increases that resulted from recent acquisitions, management expects charge-offs in general to increase modestly throughout 1998, with increases in the consumer loan categories anticipated as the Corporation continues its efforts to shift the mix of the loan portfolio to a higher consumer loan concentration. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provision for credit losses.

Nonperforming Assets
         As presented in Table Eight, on March 31, 1998, nonperforming assets were $1.5 billion, or .86 percent of net loans, leases, factored accounts receivable and foreclosed properties, compared to $1.4 billion, or .77 percent, on December 31, 1997. Nonperforming loans increased to $1.4 billion on March 31, 1998 from $1.2 billion on December 31, 1997 due to higher commercial nonperforming loans. The

--------------------------------------------------------------------------------------------------------------------------

     Table Seven
     Allowance For Credit Losses
     (Dollars in Millions)                                                                       Three Months
                                                                                                Ended March 31
                                                                               -------------------------------------------
                                                                                     1998                  1997
                                                                               -------------------------------------------
     Balance on January 1                                                      $        3,277        $        2,792
                                                                               -------------------------------------------
     Loans, leases and factored accounts receivable charged off
        Commercial                                                                        (29)                  (31)
        Real estate commercial                                                             (2)                   (5)
        Real estate construction                                                           (1)                    -
                                                                               -------------------------------------------
           Total commercial                                                               (32)                  (36)
                                                                               -------------------------------------------
        Residential mortgage                                                               (6)                   (6)
        Credit card                                                                      (137)                 (116)
        Other consumer                                                                   (169)                 (124)
                                                                               -------------------------------------------
           Total consumer                                                                (312)                 (246)
                                                                               -------------------------------------------
        Foreign                                                                             -                     -
        Lease financing                                                                    (3)                   (5)
        Factored accounts receivable                                                       (4)                   (4)
                                                                               -------------------------------------------
           Total loans, leases and factored accounts
             receivable charged off                                                      (351)                 (291)
                                                                               -------------------------------------------


     Recoveries of loans, leases and factored accounts
        receivable previously charged off
        Commercial                                                                         16                    18
        Real estate commercial                                                              3                     3
        Real estate construction                                                            4                     1
                                                                               -------------------------------------------
           Total commercial                                                                23                    22
                                                                               -------------------------------------------
        Residential mortgage                                                                1                     1
        Credit card                                                                        16                    21
        Other consumer                                                                     33                    29
                                                                               -------------------------------------------
           Total consumer                                                                  50                    51
                                                                               -------------------------------------------
        Foreign                                                                             -                     -
        Lease financing                                                                     -                     1
        Factored accounts receivable                                                        1                     2
                                                                               -------------------------------------------
           Total recoveries of loans, leases and
             factored accounts receivable previously charged off                           74                    76
                                                                               -------------------------------------------
           Net charge-offs                                                               (277)                 (215)
                                                                               -------------------------------------------

     Provision for credit losses                                                          265                   222
     Allowance applicable to loans of purchased companies and other                       (20)                  463
                                                                               -------------------------------------------
     Balance on March 31                                                       $        3,245        $        3,262
                                                                               ===========================================

     Loans, leases and factored accounts receivable,
        net of unearned income, outstanding end of period                      $      179,486        $      179,575
     Allowance for credit losses as a percentage of
        loans, leases and factored accounts receivable,
        net of unearned income, outstanding end of period                                1.81%                 1.82%
     Average loans, leases and factored accounts receivable,
        net of unearned income, outstanding during the period                  $      177,812        $      178,450
     Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
        outstanding during the period                                                     .63%                  .49%
     Allowance for credit losses as a percentage of nonperforming loans                233.89                263.99

--------------------------------------------------------------------------------------------------------------------------

allowance coverage of nonperforming loans was 234 percent on March 31, 1998 compared to 270 percent on December 31, 1997.


-------------------------------------------------------------------------------------------------------------------------------

Table Eight
Nonperforming Assets
(Dollars in Millions)
                                                 March 31        December 31      September 30     June 30       March 31
                                                   1998             1997             1997            1997           1997
                                               --------------------------------------------------------------------------------
Nonperforming loans
    Commercial                                        $ 472           $ 316           $ 399          $ 459          $ 430
    Real estate commercial                              179             185             233            231            187
    Real estate construction                             57              23              24             20             38
                                               --------------------------------------------------------------------------------
        Total commercial                                708             524             656            710            655
                                               --------------------------------------------------------------------------------
    Residential mortgage                                382             382             368            354            365
    Other consumer                                      266             274             226            182            171
                                               --------------------------------------------------------------------------------
        Total consumer                                  648             656             594            536            536
                                               --------------------------------------------------------------------------------
    Foreign                                               -               1               -              -              -
    Lease financing                                      32              33              39             47             45
                                               --------------------------------------------------------------------------------
            Total nonperforming loans                 1,388           1,214           1,289          1,293          1,236
                                               --------------------------------------------------------------------------------

Foreclosed properties                                   148             147             206            201            217
                                               --------------------------------------------------------------------------------

            Total nonperforming assets              $ 1,536         $ 1,361         $ 1,495        $ 1,494        $ 1,453
                                               ================================================================================

Nonperforming assets as a percentage of
    Total assets                                        .49%            .44 %           .52 %          .53 %          .52  %
    Loans, leases and factored accounts
        receivable, net of unearned income,
        and foreclosed properties                       .86             .77             .88            .82            .81
Loans past due 90 days or more and not
    classified as nonperforming                       $ 362            $411           $ 369           $370          $ 375

---------------------------------------------------------------------------------------------------------------------------------


Concentrations of Credit Risk
         In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. The following section discusses credit risk in the loan portfolio, including net charge-offs by loan categories as presented in Table Nine.

-----------------------------------------------------------------------------------------------------------------------------------
       Table Nine
       Net Charge-offs in Dollars and as a Percentage of Average Loans Outstanding
       (Dollars in Millions)

                                                                                     Three Months
                                                                                    Ended March 31
                                                                 -----------------------------------------------------
                                                                          1998                       1997
                                                                 -----------------------------------------------------

       Commercial                                                   $ 13           .08 %      $ 13            .08 %
       Real estate commercial and construction                        (4)          n/m           1            .03
                                                                 -----------------------------------------------------
            Total commercial                                           9           .05          14            .07
                                                                 -----------------------------------------------------
       Residential mortgage                                            5           .05           5            .05
       Credit card                                                   121          6.53          95           4.90
       Other consumer                                                136          1.35          95           1.01
                                                                 -----------------------------------------------------
            Total consumer                                           262          1.24         195            .90
                                                                 -----------------------------------------------------
       Lease financing                                                 3           .21           4            .26
       Factored accounts receivable                                    3           .83           2           1.04
                                                                 -----------------------------------------------------
            Total net charge-offs                                  $ 277           .63       $ 215            .49
                                                                 -----------------------------------------------------

       Selected managed net charge-offs and ratios:

       Managed credit cards                                        $ 166          6.69 %     $ 147           5.72  %
       Managed other consumer loans                                  156          1.32         109            .99

       n/m = not meaningful

       Net charge-offs for each loan type are calculated as a percentage of average outstanding or managed loans for each loan category. Total net charge-offs are calculated based on total average outstanding loans, leases and factored accounts receivable.

-----------------------------------------------------------------------------------------------------------------------

         Real Estate - Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, foreclosed properties and other credit exposures are presented in Table Ten. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.
         Total nonresidential real estate commercial and construction loans totaled $13.4 billion and $13.7 billion on March 31, 1998 and December 31, 1997, respectively, or 8 percent of net loans, leases and factored accounts receivable for both periods. Real estate loans past due 90 days or more and still accruing interest were $14 million, or .10 percent of real estate loans, on both March 31, 1998 and December 31, 1997.
         The exposures included in Table Ten do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on March 31, 1998, the Corporation had approximately $12.0 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.

----------------------------------------------------------------------------------------------------------------------------

    Table Ten
    Real Estate Commercial and Construction Loans, Foreclosed Properties
    and Other Real Estate Credit Exposures
    March 31, 1998
    (Dollars in Millions)                                                                                        Other
                                                                 Loans (1)                      Foreclosed       Credit
                                                    ----------------------------------------
                                                      Outstanding            Nonperforming      Properties   Exposures (2)
                                                    ------------------------------------------------------------------------
    By Geographic Region (3):

    Florida and Georgia                                 $ 4,329                 $ 82                    $ 46          $ 494
    Missouri, Kansas, Illinois, Iowa and Arkansas         2,213                   42                      11             18
    Texas, Oklahoma and New Mexico                        1,599                   19                       5            189
    Maryland, District of Columbia and Virginia           1,161                   41                      17            349
    North Carolina and South Carolina                     1,113                   27                       4            292
    Other states                                          2,966                   25                      15            431
                                                    ------------------------------------------------------------------------
                                                       $ 13,381                $ 236                    $ 98        $ 1,773
                                                    ------------------------------------------------------------------------
    By Property Type:

    Apartments                                          $ 2,265                 $ 12                     $ 1          $ 675
    Residential                                           1,798                   33                      35             76
    Shopping centers/retail                               1,729                   71                       4            346
    Office buildings                                      1,623                   15                       5            140
    Hotels                                                1,247                   12                       -             62
    Industrial/warehouse                                  1,174                   18                       3             71
    Land and land development                               899                   27                      34             94
    Resorts/golf courses                                    449                    -                       -              -
    Commercial-other                                        444                   14                      10             11
    Unsecured                                               286                    1                       -             63
    Multiple use                                             97                    4                       1              1
    Other                                                 1,370                   29                       5            234
                                                    ------------------------------------------------------------------------
                                                       $ 13,381                $ 236                    $ 98        $ 1,773
                                                    ------------------------------------------------------------------------

(1) On March 31, 1998, the Corporation had unfunded binding real estate commercial and construction loan commitments.

(2)    Other credit exposures include letters of credit and loans held for sale.

(3)    Distribution based on geographic location of collateral.

----------------------------------------------------------------------------------------------------------------------------


         Other Industries - Table Eleven presents selected industry credit exposures, commercial loans, factored accounts receivable and lease financings. On March 31, 1998, commercial loan outstandings totaled $67.3 billion, or 38 percent of net loans, leases and factored accounts receivable, and $65.6 billion, or 37 percent, on December 31, 1997. Average managed commercial loans were $70.5 billion and $64.7 billion for the first three months of 1998 and 1997, respectively, and include a $4.2-billion commercial loan securitization completed in the third quarter of 1997. The Corporation had commercial loan net charge-offs during the first three months of 1998 and 1997 totaling $13 million, or .08 percent of average commercial loans. Commercial loans past due 90 days or more and still accruing interest were $32 million, or .05 percent of commercial loans, on March 31, 1998 compared to $36 million, or .05 percent, on December 31, 1997. Nonperforming commercial loans were $472 million, or .70 percent of commercial loans, on March 31, 1998, compared to $316 million, or .48 percent, on December 31, 1997.

--------------------------------------------------------------------------------

    Table Eleven
    Selected Industry Loans, Leases and Factored Accounts
    Receivable, Net of Unearned Income
    March 31, 1998
    (Dollars in Millions)



                                                     Outstanding
                                                   ------------------
    Health care                                            $ 4,798
    Food, including agribusiness                             4,196
    Automotive, excluding trucking                           3,683
    Machinery and equipment, excluding defense               3,667
    Retail                                                   3,134
    Textiles and apparel, excluding retail                   3,110
    Leisure and sports                                       3,076
    Oil and gas                                              2,946
    Media                                                    2,914
    Transportation, excluding air and trucking               2,205


--------------------------------------------------------------------------------


         Consumer - On March 31, 1998 and December 31, 1997, total consumer loan outstandings totaled $86.9 billion, or 48 percent of net loans, leases and factored accounts receivable, and $86.0 billion, or 49 percent of net loans, leases and factored accounts receivable, respectively. The increase in total consumer net charge-offs during the first three months of 1998 was due mainly to higher other consumer net charge-offs, the result of net charge-offs associated with a sub-prime auto lending portfolio, which the Corporation is allowing to run off, and core loan growth as well as higher credit card net charge-offs resulting mainly from deterioration in consumer credit quality experienced on an industry-wide basis.
         Average residential mortgage loans were $37.1 billion for the first quarter of 1998 compared to $41.8 billion for the same period in 1997, reflecting the impact of approximately $8.1 billion of mortgage loan securitizations that occurred primarily during the third quarter of 1997. Average managed credit card receivables (excluding private label credit cards) were $10.1 billion during the first three months of 1998 compared to $10.5 billion during the first quarter of 1997. Higher net charge-offs during the first three months of 1998 reflect deterioration in consumer credit quality experienced on an industry-wide basis. Average other consumer loans for the first quarter of 1998 were $40.9 billion compared to $38.2 billion for the same period in 1997. The increase was net of the impact of approximately $3.4 billion of securitizations that occurred throughout 1997. Average managed other consumer loans, which include direct and indirect consumer loans and home equity lines, as well as indirect auto loan and consumer finance securitizations, increased to $47.7 billion in the first quarter of 1998 compared to $44.5 billion in the same period of 1997.
         Total consumer loans past due 90 days or more and still accruing interest were $304 million, or .35 percent of total consumer loans, on March 31, 1998 compared to $353 million, or .41 percent, on December 31, 1997. Total consumer nonperforming loans were $648 million, or .75 percent of total consumer loans and $656 million, or .76 percent on March 31, 1998 and December 31, 1997, respectively.

Market Risk Management
         In the normal course of conducting its business activities, the Corporation is exposed to market risk which includes both price and liquidity risk. Price risk arises from fluctuations in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the market values of financial instruments. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current and future financial commitments or that the Corporation may not be able to liquidate financial instruments at market prices. Risk management procedures and policies have been established and are utilized to manage the Corporation's exposure to market risk. The strategy of the Corporation with respect to market risk is to maximize net income while maintaining an acceptable level of risk to changes in market rates. While achievement of this goal requires a balance between profitability, liquidity and market price risk, there are opportunities to enhance revenues through controlled risks. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are its securities portfolio and interest rate contracts, and management of the mix, yields or rates and maturities of assets and of the wholesale and retail funding sources of the Corporation.
         For a discussion of market risk associated with ALM activities, see the "Off-Balance Sheet" section. Market risk associated with trading activities is discussed in this section and information on trading assets and liabilities and derivatives-dealer positions can be found in Notes Three and Six to the consolidated financial statements, respectively. There have been no significant changes in market risk associated with non-trading, on-balance sheet financial instruments since December 31, 1997.
         On March 31, 1998, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be less than 1 percent of net income when compared to stable rates.
         To estimate potential losses that could result from adverse market movements, the factor based scenario model is used to calculate daily earnings at risk. This model breaks down yield curve movements into three underlying factors to produce sixteen yield curve scenarios used to estimate hypothetical profit or loss. Earnings at risk represents a one-day measurement of pretax earnings at risk from movements in market prices using the assumption that positions cannot be rehedged during the period of any prescribed price and volatility change. A 99-percent confidence level is utilized, which indicates that actual trading profits and losses may deviate from expected levels and exceed estimates approximately one day out of every 100 days of trading activity.
         Earnings at risk is measured on both a gross and uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On March 31, 1998, the gross estimates for aggregate interest rate, foreign exchange and equity and commodity trading activities were $59 million, $4 million and $3 million, respectively. Alternatively, using a statistical measure which is more likely to capture the effects of market movements, the uncorrelated estimate on March 31, 1998 for aggregate trading activities was $24 million. Both measures indicate that the Corporation's primary risk exposure is related to its interest rate activities.
         Average daily trading revenues during the first three months of 1998 approximated $2 million. During the first quarter of 1998, the Corporation's trading activities resulted in positive daily revenues for approximately 66 percent of total trading days. During the first quarter of 1998, the standard deviation of trading revenues was $3 million. Using this data, one can conclude that the aggregate trading activities should not result in exposure of more than $5 million for any one day, assuming 99-percent confidence. When comparing daily earnings at risk to trading revenues, daily earnings at risk will average considerably more due to the assumption of no corrective actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio.

Capital Resources and Capital Management
         Presented below are the Corporation's regulatory capital ratios on March 31, 1998 and December 31, 1997:


                                        March 31       December 31
                                           1998            1997
          -----------------------------------------------------------
          Risk-Based Capital Ratios
          Tier I Capital                    6.80 %          6.50 %
          Total Capital                    11.19           10.89

          Leverage Capital Ratio            5.64            5.57

         The Corporation's and its significant banking subsidiaries' regulatory capital ratios on March 31, 1998 exceeded the regulatory minimums of 4 percent for Tier 1 risk-based capital, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent. The Corporation and its significant banking subsidiaries were considered "well-capitalized" on March 31, 1998. Ratios for December 31, 1997 have not been restated to reflect the impact of the Barnett merger. Barnett and its significant banking subsidiary were considered "well-capitalized" on December 31, 1997.
         Regulatory capital guidelines were amended on September 12, 1996 to incorporate a measure for market risk. In accordance with the amended guidelines, the Corporation and any of its banking subsidiaries with significant trading activity, as defined in the amendment, must incorporate a measure for market risk in their regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines did not have a material impact on the Corporation or its subsidiaries' regulatory capital ratios or their well capitalized status on March 31, 1998.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" on page 36 for Quantitative and Qualitative Disclosures about Market Risk.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

             a. Exhibits

                  Exhibit 11 - Earnings Per Common Share Computation

                  Exhibit 12(a) - Ratio of Earnings to Fixed Charges

                  Exhibit 12(b) - Ratio of Earnings to Fixed Charges and
                                  Preferred Dividends

                  Exhibit 27 - Financial Data Schedule


             b. Reports on Form 8-K

                  The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1998:

                  Current Report on Form 8-K dated January 8, 1998, and filed January 14, 1998, Items 5&7.

                  Current Report on Form 8-K dated December 9, 1997, and filed January 22, 1998, Items 2, 5&7.

                  Current Report on Form 8-K dated January 29, 1998, and filed February 3, 1998, Items 5&7.

                  Current Report on Form 8-K dated March 13, 1998, and filed March 13, 1998, Item 5.

                  Current Report on Form 8-K dated March 17, 1998, and filed March 23, 1998, Items 5&7.

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NationsBank Corporation
                                         ------------------------------
                                                    Registrant

Date:    May 15, 1998                    /s/       Marc D. Oken
         ------------                        --------------------------
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