Form 10-Q
period 1998-06-30
NATIONSBANK CORP
filed 1998-08-14
CIK 70858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q
(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                  For the quarterly period ended June 30, 1998

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                        For the transition period from ___ to ___

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On July 31, 1998, there were 962,551,094 shares of NationsBank Corporation Common Stock outstanding.

NationsBank Corporation

June 30, 1998 Form 10-Q

Index                                                                       Page

Part I.  Financial Information
Item 1.  Financial Statements

Consolidated Statement of Income for the Three Months and Six Months
Ended June 30, 1998 and 1997 .............................................   3

Consolidated Balance Sheet on June 30, 1998 and December 31, 1997 ........   4

Consolidated Statement of Cash Flows for the Six Months Ended
June 30, 1998 and 1997 ...................................................   5

Consolidated Statement of Changes in Shareholders' Equity for
the Six Months Ended June 30, 1998 and 1997 ..............................   6

Notes to Consolidated Financial Statements ...............................   7

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition ...............................  15

Item 3. Quantitative and Qualitative Disclosures about Market Risk .......  39

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders...............  39

Item 5. Other Information ................................................  41

Item 6. Exhibits and Reports on Form 8-K .................................  41

Signature ................................................................  43

Index to Exhibits ........................................................  44

Part I.  Financial Information
Item 1.  Financial Statements

NationsBank Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions Except Per-Share Information)

                                                                                          Three Months              Six Months
                                                                                          Ended June 30            Ended June 30
                                                                                     ----------------------   ---------------------
                                                                                         1998          1997        1998       1997
                                                                                     ----------------------------------------------
Interest income
     Interest and fees on loans and leases .......................................   $   3,797    $   3,879   $   7,572   $   7,648
     Interest and dividends on securities ........................................         802          450       1,644         902
     Federal funds sold and securities purchased under agreements to resell ......         163          174         339         369
     Trading account securities ..................................................         304          332         660         649
     Other interest income .......................................................         140           51         260          99
                                                                                     ----------------------------------------------
          Total interest income ..................................................       5,206        4,886      10,475       9,667
                                                                                     ----------------------------------------------
Interest expense
     Deposits ....................................................................       1,238        1,226       2,441       2,451
     Borrowed funds ..............................................................         734          568       1,555       1,104
     Trading account liabilities .................................................         172          160         366         325
     Long-term debt ..............................................................         535          493       1,056         935
                                                                                     ----------------------------------------------
          Total interest expense .................................................       2,679        2,447       5,418       4,815
                                                                                     ----------------------------------------------
Net interest income ..............................................................       2,527        2,439       5,057       4,852
Provision for credit losses ......................................................         265          225         530         447
                                                                                     ----------------------------------------------
Net credit income ................................................................       2,262        2,214       4,527       4,405
Gains on sales of securities .....................................................         108           29         260          72

Noninterest income
     Service charges on deposit accounts .........................................         461          452         915         884
     Mortgage servicing and other mortgage-related income ........................          70           68         145         139
     Investment banking income ...................................................         377          153         687         244
     Trading account profits and fees ............................................          97           77         203         177
     Brokerage income ............................................................         113           49         225          92
     Other nondeposit-related service fees .......................................          88           91         187         180
     Asset management and fiduciary service fees .................................         177          193         347         380
     Credit card income ..........................................................         110          105         206         200
     Other income ................................................................         366          236         720         449
                                                                                     ----------------------------------------------
          Total noninterest income ...............................................       1,859        1,424       3,635       2,745
                                                                                     ----------------------------------------------
Foreclosed properties expense (income) ...........................................          16         --            21          (2)
Merger and restructuring items (income) expense ..................................        (430)        --           470        --

Other noninterest expense
     Personnel ...................................................................       1,265        1,099       2,503       2,193
     Occupancy, net ..............................................................         211          193         415         377
     Equipment ...................................................................         189          179         384         375
     Marketing ...................................................................          83           84         171         170
     Professional fees ...........................................................          82           94         171         179
     Amortization of intangibles .................................................         137          127         276         240
     Data processing .............................................................         107           72         214         157
     Telecommunications ..........................................................          81           67         157         134
     Other general operating .....................................................         260          253         490         509
     General administrative and miscellaneous ....................................          93           65         179         124
                                                                                     ----------------------------------------------
          Total other noninterest expense ........................................       2,508        2,233       4,960       4,458
                                                                                     ----------------------------------------------
Income before income taxes .......................................................       2,135        1,434       2,971       2,766
Income tax expense ...............................................................         727          515       1,066         992
                                                                                     ----------------------------------------------
Net income .......................................................................   $   1,408    $     919   $   1,905   $   1,774
                                                                                     ==============================================
Net income available to common shareholders ......................................   $   1,407    $     916   $   1,902   $   1,767
                                                                                     ==============================================
Per-share information
      Earnings per common share ..................................................   $    1.47    $     .97   $    1.99   $    1.87
                                                                                     ==============================================
      Diluted earnings per common share ..........................................   $    1.43    $     .94   $    1.95   $    1.81
                                                                                     ==============================================
      Dividends per common share .................................................   $     .38    $     .33   $     .76   $     .66
                                                                                     ==============================================
Average common shares issued (in thousands) ......................................     958,392      946,462     954,040     945,826
                                                                                     ==============================================

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Balance Sheet
(Dollars in Millions)

                                                                                                          June 30        December 31
                                                                                                           1998              1997
                                                                                                       ----------------------------
Assets
   Cash and cash equivalents .................................................................         $  12,568          $  13,781
   Time deposits placed and other short-term investments .....................................             1,680              2,501
   Securities
      Held for investment, at cost (market value - $1,005 and $1,161) ........................               994              1,156
      Available for sale .....................................................................            43,964             49,448
                                                                                                       ----------------------------
         Total securities ....................................................................            44,958             50,604
                                                                                                       ----------------------------
   Federal funds sold and securities purchased under agreements to resell ....................            12,409             10,024
   Trading account assets ....................................................................            22,696             23,682

   Loans and leases, net of unearned income ..................................................           179,755            175,697
   Factored accounts receivable ..............................................................             1,142              1,081
   Allowance for credit losses ...............................................................            (3,215)            (3,277)
                                                                                                       ----------------------------
         Loans, leases and factored accounts receivable, net of unearned income
            and allowance for credit losses ..................................................           177,682            173,501
                                                                                                       ----------------------------
   Premises and equipment, net ...............................................................             4,010              4,424
   Customers' acceptance liability ...........................................................             1,046              1,330
   Interest receivable .......................................................................             1,907              2,024
   Mortgage servicing rights .................................................................             1,396              1,311
   Goodwill ..................................................................................             9,441              9,729
   Core deposit and other intangibles ........................................................               752                823
   Other assets ..............................................................................            17,440             16,820
                                                                                                       ----------------------------
                                                                                                       $ 307,985          $ 310,554
                                                                                                       ============================
Liabilities
   Deposits
      Noninterest-bearing ....................................................................         $  41,907          $  41,700
      Savings ................................................................................            11,993             12,293
      NOW and money market deposit accounts ..................................................            51,001             53,969
      Time ...................................................................................            52,254             51,288
      Foreign time ...........................................................................            12,083             14,393
                                                                                                       ----------------------------
         Total deposits ......................................................................           169,238            173,643
                                                                                                       ----------------------------
   Federal funds purchased and securities sold under agreements to repurchase ................            42,040             46,504
   Trading account liabilities ...............................................................            14,130             15,207
   Commercial paper ..........................................................................             3,070              3,752
   Other short-term borrowings ...............................................................             9,535              4,127
   Liability to factoring clients ............................................................               657                591
   Acceptances outstanding ...................................................................             1,046              1,330
   Accrued expenses and other liabilities ....................................................             7,381              9,058
   Trust preferred securities ................................................................             2,705              2,705
   Long-term debt ............................................................................            31,513             28,890
                                                                                                        ----------------------------
         Total liabilities ...................................................................           281,315            285,807
                                                                                                       ----------------------------
         Contingent liabilities and other financial commitments (Note Six)

Shareholders' Equity
   Preferred stock: authorized - 45,000,000 shares;  issued and
               outstanding - 1,989,477 and 2,209,784 shares ..................................                85                 94
  Common stock: authorized - 1,250,000,000 shares;  issued and
               outstanding - 960,351,987 and 943,932,530 shares ..............................            10,499              9,779
   Retained earnings .........................................................................            15,767             14,592
   Accumulated other comprehensive income ....................................................               447                390
   Other .....................................................................................              (128)              (108)
                                                                                                       ----------------------------
         Total shareholders' equity ..........................................................            26,670             24,747
                                                                                                       ----------------------------
                                                                                                       $ 307,985          $ 310,554
                                                                                                       ============================


          See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in Millions)

                                                                                                         Six Months
                                                                                                        Ended June 30
                                                                                                    --------------------
                                                                                                      1998         1997
                                                                                                    --------------------
Operating Activities
    Net income ..................................................................................   $  1,905    $  1,774
    Reconciliation of net income to net cash provided by (used in) operating activities
          Provision for credit losses ...........................................................        530         447
          Gains on sales of securities ..........................................................       (260)        (72)
          Merger and restructuring expense ......................................................        900          --
          Gain on sale of divestitures ..........................................................       (430)         --
          Depreciation and premises improvements amortization ...................................        281         272
          Amortization of intangibles ...........................................................        276         240
          Deferred income tax expense ...........................................................        348         265
          Net change in trading instruments .....................................................        (91)     (7,345)
          Net decrease (increase) in interest receivable ........................................        111         (97)
          Net  increase (decrease) in interest payable ..........................................         33         (34)
          Other operating activities ............................................................     (1,161)     (1,270)
                                                                                                    --------------------
                Net cash provided by (used in) operating activities .............................      2,442      (5,820)
                                                                                                    --------------------
Investing Activities
    Proceeds from maturities of securities held for investment ..................................        245         585
    Purchases of securities held for investment .................................................         (6)       (119)
    Proceeds from sales and maturities of securities available for sale .........................     38,093      18,965
    Purchases of securities available for sale ..................................................    (31,452)    (13,832)
    Net increase in federal funds sold and securities purchased under agreements to resell ......     (2,425)     (1,536)
    Net decrease in time deposits placed and other short-term investments .......................        820         166
    Purchases and net originations of loans and leases ..........................................    (22,069)    (11,581)
    Proceeds from sales and securitizations of loans and leases .................................     12,627       6,698
    Purchases and originations of mortgage servicing rights .....................................       (212)       (193)
    Purchases of factored accounts receivable ...................................................     (3,832)     (3,796)
    Collections of factored accounts receivable .................................................      3,766       3,707
    Net proceeds from the sales of premises and equipment .......................................          6          18
    Proceeds from sales of foreclosed properties ................................................        141         111
    Sales and acquisitions of business activities, net of cash ..................................        (58)      2,434
                                                                                                    --------------------
                Net cash (used in) provided by investing activities .............................     (4,356)      1,627
                                                                                                    --------------------
Financing Activities
    Net increase (decrease) in deposits .........................................................        477      (3,913)
    Net (decrease) increase in federal funds purchased and securities
          sold under agreements to repurchase ...................................................     (4,464)     12,401
    Net increase (decrease) in other short-term borrowings and commercial paper .................      2,029        (446)
    Proceeds from issuance of trust preferred securities ........................................       --         1,240
    Proceeds from issuance of long-term debt ....................................................      5,045       3,189
    Retirement of long-term debt ................................................................     (2,391)     (2,139)
    Proceeds from issuance of common stock ......................................................        664         959
    Cash dividends paid .........................................................................       (730)       (596)
    Common stock repurchased ....................................................................       --        (5,756)
    Other financing activities ..................................................................         71         (93)
                                                                                                    --------------------
                Net cash provided by financing activities .......................................        701       4,846
                                                                                                    --------------------
Net (decrease) increase in cash and cash equivalents ............................................     (1,213)        653
Cash and cash equivalents on January 1 ..........................................................     13,781      11,881
                                                                                                    --------------------
Cash and cash equivalents on June 30 ............................................................   $ 12,568    $ 12,534
                                                                                                    ====================

Loans transferred to foreclosed properties amounted to $131 and $113 for the six months ended June 30, 1998 and 1997, respectively.

Loans securitized and retained in the securities portfolio amounted to $1,520 and $505 for the six months ended June 30, 1998 and 1997, respectively.

See accompanying notes to consolidated financial statements.

NationsBank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)

                                                                                       Accumulated            Total
                                                          Common Stock                    Other               Share-
                                             Preferred -----------------   Retained   Comprehensive          holders'  Comprehensive
                                              Stock     Shares    Amount    Earnings     Income(1)   Other    Equity      Income
------------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1996 ...............   $171    798,724   $ 4,479    $12,482        $ 77     $(130)   $17,079
   Net income...............................                                  1,774                            1,774      $ 1,774
   Other comprehensive income, net of tax ..                                                (16)                 (16)         (16)
                                                                                                                          ========
   Comprehensive income ....................                                                                              $ 1,758
                                                                                                                          ========
   Cash dividends
          Common ...........................                                   (589)                            (589)
          Preferred ........................                                     (7)                              (7)
   Common stock issued under employee plans             24,610       977                              (18)       959
   Stock issued in acquisitions ............     82    213,711    10,045                                      10,127
   Common stock repurchased ................          (102,871)   (5,756)                                     (5,756)
   Redemption of preferred stock ...........    (73)                                                             (73)
   Conversion of preferred stock ...........    (81)     3,644        81
   Other ...................................      2          4        (5)         1                    10          8
                                               ---------------------------------------------------------------------
Balance on June 30, 1997 ...................   $101    937,822   $ 9,821    $13,661        $ 61     $(138)   $23,506
                                               =====================================================================
Balance on December 31, 1997 ...............   $ 94    943,933   $ 9,779    $14,592        $390     $(108)   $24,747
   Net income ..............................                                  1,905                            1,905      $ 1,905
   Other comprehensive income, net of tax ..                                                 57                   57           57
                                                                                                                          ========
   Comprehensive income ....................                                                                              $ 1,962
                                                                                                                          ========
   Cash dividends
          Common ...........................                                   (727)                            (727)
          Preferred ........................                                     (3)                              (3)
   Common stock issued under employee plans             15,661       696                              (32)       664
   Stock issued in acquisitions ............               385        15                                          15
   Conversion of preferred stock ...........     (9)       373         9
   Other ...................................                                                           12         12
                                               ---------------------------------------------------------------------
Balance on June 30, 1998 ...................   $ 85    960,352   $10,499    $15,767        $447     $(128)   $26,670
                                               =====================================================================

(1) Accumulated Other Comprehensive Income includes after tax net unrealized gains (losses) on securities available for sale and marketable equity securities, and foreign currency translation adjustments.

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

         Accounting policies followed in the presentation of interim financial results are presented on pages 42 to 47 of the Corporation's Current Report on Form 8-K filed April 16, 1998, which restated the Corporation's historical consolidated financial statements to reflect the merger with Barnett Banks, Inc. (Barnett) which was completed on January 9, 1998 as updated in the Corporation's quarterly report on Form 10-Q for March 31, 1998.

         During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires the Corporation to recognize all derivatives as either assets or liabilities in its financial statements and measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the statement. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. At this time, the Corporation is still assessing the impact of SFAS 133 on its financial condition and results of operations.

Note 2 - Merger-Related Activity

         On April 10, 1998, the Corporation entered into an agreement and plan of reorganization (the Merger Agreement) with BankAmerica Corporation (BankAmerica). Under the Merger Agreement, the Corporation will create a new subsidiary (NationsBank (DE)), and will merge into NationsBank (DE) (the Reincorporation Merger), with NationsBank (DE) as the surviving corporation. BankAmerica will then merge into NationsBank (DE), which will be the surviving corporation (the BankAmerica Merger, and together with the Reincorporation Merger, the Reorganization). In connection with the Reorganization, NationsBank
(DE), as the surviving corporation, will be renamed BankAmerica Corporation (the Successor Registrant). Each share of the Corporation's common stock will be automatically converted into one share of common stock of NationsBank (DE) and each share of the Corporation's preferred stock will be converted into the right to receive one share of NationsBank (DE) preferred stock on substantially identical terms. Each share of BankAmerica's common stock will be converted into the right to receive 1.1316 shares (the exchange ratio) of NationsBank (DE) common stock and, unless earlier redeemed, each share of BankAmerica's preferred stock will be converted into the right to receive one share of NationsBank (DE) preferred stock on substantially identical terms. In addition, all rights with respect to common stock options of both the Corporation and BankAmerica will be converted into and become options of NationsBank (DE) with substantially similar terms, adjusted to reflect the exchange ratio, in the case of BankAmerica options. The Reorganization, which will be accounted for as a pooling of interests, is expected to close on September 30, 1998 and is subject to regulatory and shareholder approval. On June 30, 1998, BankAmerica's total assets, deposits and shareholders' equity were $263.9 billion, $178.1 billion and $20.0 billion, respectively. In connection with the Reorganization, the combined company expects to incur pre-tax merger and restructuring items of approximately $1.3 billion ($800 million after tax).

         On January 9, 1998, the Corporation completed its merger with Barnett, a multi-bank holding company headquartered in Jacksonville, Florida (the Barnett merger). Barnett's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $46.0 billion, $35.4 billion and

$3.4 billion, respectively. Each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to convert stock options previously granted to certain Barnett employees. This transaction was accounted for as a pooling of interests and the recorded assets, liabilities, shareholders' equity, income and expenses of the Corporation and Barnett have been combined and reflected at their historical amounts.

         In connection with the Barnett merger, the Corporation incurred pretax merger and restructuring items during the first quarter of 1998 of approximately $900 million ($642 million after-tax), which consisted of approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs and occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other Barnett merger costs (including legal and investment banking fees).

         The following table summarizes the activity in the merger and restructuring reserve for the six months ended June 30, 1998 (dollars in millions):
                                                  Six Months Ended
                                                   June 30, 1998
                                                   -------------
                    Balance on January 1, 1998        $  --
                      Establishment of reserve...       900
                      Cash payments .............      (405)
                      Non-cash items ............      (110)
                                                      -----
                    Balance on June 30, 1998 ....     $ 385
                                                      =====

         During the second quarter of 1998, the Corporation divested 67 Florida branches with aggregate loans and deposits of $1.4 billion and $2.4 billion, respectively, in accordance with the Federal Reserve Board, the Department of Justice and certain Florida authorities approvals of the Barnett merger. These regulatory-required divestitures resulted in a pretax gain of approximately $430 million ($277 million after tax) which has been reflected in Merger and Restructuring Items on the Consolidated Statement of Income.

         On June 1, 1997, the branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 took effect, allowing banking companies to consolidate their subsidiary bank operations across state lines. On May 6, 1998, the Corporation merged NationsBank of Texas, N.A. into NationsBank, N.A. As of June 30, 1998, the Corporation operated its banking activities primarily under three charters: NationsBank, N.A., Barnett Bank, N.A. and NationsBank of Delaware, N.A., which operates the Corporation's credit card business. The Corporation plans to continue the consolidation of other banking subsidiaries (other than NationsBank of Delaware, N.A.) throughout 1998.

Note 3 - Trading Account Assets and Liabilities

         The fair values of the components of trading account assets and liabilities on June 30, 1998 and December 31, 1997 and the average fair values for the six months ended June 30, 1998 were (dollars in millions):

                                                                                                                       Average for
                                                                                                                        the Six
(Dollars in millions)                                                                    June 30    December 31       Months Ended
                                                                                          1998          1997         June 30, 1998
                                                                                        -----------------------      -------------
Securities owned
    U.S. Treasury securities ...................................................        $ 4,722         $ 8,701         $ 9,716
    Securities of other U.S. Government agencies and corporations ..............            968           1,375           1,442
    Certificates of deposit, bankers' acceptances and commercial paper .........          1,206             517             747
    Corporate debt .............................................................          1,698           1,808           1,530
    Foreign sovereign debt .....................................................          3,406           4,939           5,657
    Mortage-backed securities ..................................................          1,306           2,299           1,286
    Other securities ...........................................................          4,990             403           2,844
                                                                                        -----------------------         -------
        Total securities owned .................................................         18,296          20,042          23,222
Derivatives-dealer positions ...................................................          4,400           3,640           4,252
                                                                                        =======================         =======
        Total trading account assets ...........................................        $22,696         $23,682         $27,474
                                                                                        =======================         =======

Short sales
    U.S. Treasury securities ...................................................        $ 5,645         $ 8,970         $10,831
    Corporate debt .............................................................             48             140              10
    Foreign sovereign debt .....................................................          1,609           1,825           2,637
    Other securities ...........................................................          2,397             904           1,464
                                                                                        -----------------------         -------
        Total short sales ......................................................          9,699          11,839          14,942
Derivatives-dealer positions ...................................................          4,431           3,368           4,037
                                                                                        =======================         =======
        Total trading account liabilities ......................................        $14,130         $15,207         $18,979
                                                                                        =======================         =======



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

Note 4 - Loans, Leases, and Factored Accounts Receivable

         The distribution of net loans, leases, and factored accounts receivable on June 30, 1998 and December 31, 1997 was as follows (dollars in millions):

                                                                            June 30, 1998         December 31, 1997
                                                                       ---------------------    -----------------
                                                                         Amount      Percent    Amount     Percent
                                                                       -------------------------------------------
Domestic
  Commercial .....................................................     $ 69,782       38.6%   $ 65,609       37.1%
  Real estate commercial .........................................        8,871        4.9       8,994        5.1
  Real estate construction .......................................        4,727        2.6       4,665        2.6
                                                                       ------------------------------------------
       Total commercial ..........................................       83,380       46.1      79,268       44.8
                                                                       ------------------------------------------
  Residential mortgage ...........................................       37,373       20.7      37,344       21.1
  Credit card ....................................................        7,600        4.2       8,203        4.6
  Other consumer .................................................       40,231       22.2      40,427       22.9
                                                                       ------------------------------------------
       Total consumer ............................................       85,204       47.1      85,974       48.6
                                                                       ------------------------------------------
  Lease financing ................................................        6,362        3.5       5,485        3.1
  Factored accounts receivable ...................................        1,142        0.6       1,081        0.7
                                                                       ------------------------------------------
                                                                        176,088       97.3     171,808       97.2
Foreign ..........................................................        4,809        2.7       4,970        2.8
                                                                       ------------------------------------------
Total loans, leases and factored accounts receivable, net
 of unearned income ..............................................     $180,897      100.0%   $176,778      100.0%
                                                                       ==========================================

         On June 30, 1998 the recorded investment in certain loans that were considered to be impaired was $665 million, all of which loans were classified as nonperforming. Impaired loans on June 30, 1998 were comprised of commercial loans of $450 million, real estate commercial loans of $183 million and real estate construction loans of $32 million.

         On June 30, 1998 and December 31, 1997, nonperforming loans, including certain loans which are considered to be impaired, totaled $1.3 billion and $1.2 billion, respectively. Foreclosed properties amounted to $148 million and $147 million on June 30, 1998 and December 31, 1997, respectively.

Note 5 - Debt

         In the second quarter of 1998, the Corporation issued $946 million in long-term debt, comprised of approximately $596 million of senior notes and $350 million of subordinated notes, with maturities ranging from 2004 to 2023. Of the $946 million issued, $871 million was converted to floating rates through interest rate swaps at spreads ranging from 5 to 40 basis points over three-month LIBOR. The remaining $75 million of debt issued bears interest at spreads ranging from 10.0 to 12.5 basis points over three-month LIBOR and equal to 21 basis points over six-month LIBOR. The Corporation has issued $1.5 billion of debt from July 1, 1998 to August 12, 1998.

         NationsBank, N.A. has established a program to offer up to $25.0 billion of bank notes from time to time with fixed or floating rates and maturities from seven days or more from date of issue. During the second quarter of 1998, $1.2 billion of bank notes classified as long-term debt was issued under this program and $427 million of bank notes classified as long term debt was issued under a prior program. On June 30, 1998, there were short-term bank notes outstanding of $1.9 billion. In addition, there were bank notes outstanding on June 30, 1998 totaling $6.6 billion which were classified as long-term debt.

         Since October 1996, the Corporation (or its predecessors) formed seven wholly owned grantor trusts (NationsBank Capital Trusts I, II, III and IV and Barnett Capital I, II and III) to issue preferred securities and to invest the proceeds of such preferred securities into notes of the Corporation. Certain of the preferred securities were issued at a discount. Such preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. The terms of the preferred securities as of June 30, 1998 are summarized as follows (dollars in millions):

                                                                               NationsBank
                                         ---------------------------------------------------------------------------------
                                          Capital Trust I     Capital Trust II      Capital Trust III     Capital Trust IV
                                             (Issued              (Issued                (Issued              (Issued
                                          December 1996)       December 1996)        February 1997)         April 1997)
                                         ---------------------------------------------------------------------------------
Face amount issued                          $600                  $365                   $500                  $500
Aggregate principal amount of the Notes      619                   376                    516                   516
Interest rate                               7.84%                 7.83%            3-mo. LIBOR +55 bps         8.25%
Redeemable                              December 2001         December 2006           January 2007            April 2007
Maturity                                December 2026         December 2026           January 2027            April 2027

                                                                      Barnett
                                         -------------------------------------------------------------
                                          Capital I             Capital II           Capital III
                                            (Issued               (Issued               (Issued
                                         November 1996)        December 1996)        January 1997)
                                         -------------------------------------------------------------
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
Redeemable                              December 2006         December 2006         February 2007
Maturity                                December 2026         December 2026         February 2027

         On June 30, 1998, the Corporation had unused commercial paper back-up lines of credit totaling $1.5 billion of which $1.0 billion expires in October 1998 and $500 million expires in October 2002. These lines were supported by fees paid directly by the Corporation to unaffiliated banks.

         As of August 12, 1998, the Corporation had the authority to issue approximately $10.2 billion of corporate debt and other securities under existing shelf registration statements.

         The Corporation and NationsBank, N.A. may offer up to an aggregate of $8.5 billion of senior or, in the case of the Corporation, subordinated notes exclusively to non-United States residents under a joint Euro medium-term note program. As of August 12, 1998, the Corporation and NationsBank, N.A. had the authority to issue approximately $3.2 billion and $2.0 billion, respectively, of corporate debt securities under this program.

Note 6 - Commitments and Contingencies

Credit Extension Commitments
         The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding (dollars in millions):

                                                        June 30     December 31
                                                          1998         1997
----------------------------------------------------------------------------
Commitments to extend credit
      Credit card commitments ......................... $ 31,148    $ 33,377
      Other loan commitments ..........................  116,797     112,002
Standby letters of credit and financial guarantees ....   12,672      12,427
Commercial letters of credit ..........................    1,145       1,403

         On June 30, 1998, the Corporation had commitments to purchase and sell when-issued securities of $2.4 billion and $1.9 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $6.5 billion and $5.7 billion on December 31, 1997, respectively.

Derivatives
         The following table outlines the Corporation's asset and liability management (ALM) contracts on June 30, 1998 (dollars in millions):

                                                        Weighted
                                            Weighted     Average
                                 Notional   Average      Receive   Unrealized
                                  Amount    Pay Rate      Rate     Gain/(Loss)
                             -------------------------------------------------
Generic receive fixed ...       $ 31,180      5.72%      6.37%      $ 403
Generic pay fixed .......          3,507      6.28       5.75         (18)
Basis swaps .............          6,594      5.66       5.79           -
Option products .........         16,552                              (22)
                             ------------                           ------
     Total ..............       $ 57,833                            $ 363
                             ============                           ======

         The following table presents the notional or contract amounts on June 30, 1998 and December 31, 1997 and the current credit risk amounts (the net replacement cost of contracts in a gain position on June 30, 1998 and December 31, 1997) of the Corporation's derivatives-dealer positions which are primarily executed in the over-the-counter market for trading purposes. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in the following table do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements.

Derivatives - Dealer Positions
(Dollars in Millions)

                                                                          June 30, 1998                       December 31, 1997
                                                                -------------------------------        ---------------------------
                                                                Contract/          Credit Risk         Contract/         Credit Risk
                                                                Notional            Amount (1)          Notional          Amount (1)
                                                                ------------------------------------------------------------------
Interest Rate Contracts
   Swaps ...........................................            $571,701            $  2,158            $408,254          $  1,580
   Futures and forwards ............................             332,297                  18             213,520                 1
   Written options .................................             490,422                --               449,810              --
   Purchased options ...............................             657,602                 473             413,196               683

Foreign Exchange Contracts
   Swaps ...........................................               4,881                 325               1,980               127
   Spot, futures and forwards ......................              49,618                 512              53,438               685
   Written options .................................              49,801                --                49,146              --
   Purchased options ...............................              44,269                 384              46,063               450

Commodity and Other Contracts
   Swaps ...........................................               2,155                 102                 852                49
   Futures and forwards ............................               2,870                --                 2,739              --
   Written options .................................              17,314                --                13,023              --
   Purchased options ...............................              17,093                 600              13,011               346
                                                                                    --------                              --------
       Total before cross product netting ..........                                   4,572                                 3,921
                                                                                    --------                              --------
       Cross product netting .......................                                     556                                   368
                                                                                    --------                              --------
       Net replacement cost ........................                                $  4,016                              $  3,553
                                                                                    ========                              ========

(1) Represents the net replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.

         Credit risk associated with ALM and trading derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. In managing derivatives credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives, are considered. In managing credit risk associated with its derivatives activities, the Corporation deals with creditworthy counterparties, primarily U.S. and foreign commercial banks, broker-dealers and corporates. On June 30, 1998, credit risk associated with ALM activities was not significant.

         During the first six months of 1998, there were no credit losses associated with ALM or trading derivatives transactions that were material to the Corporation. In addition, on June 30, 1998 there were no nonperforming derivatives positions that were material to the Corporation. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the close out and netting of transactions with the same counterparty upon the occurrence of certain events.

         A portion of the derivatives-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is minimal.

         As of June 30, 1998, the Corporation had a notional value of $12.7 billion in credit derivatives, primarily credit default swaps.


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

Note 7 - Business Segment Information

         On January 1, 1998, the Corporation adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Management reports the results of operations of the Corporation through four business segments:
Consumer Banking, which includes the retail network and consumer finance; Commercial Banking (formerly called Middle Market), which provides commercial banking services to companies with revenues between $10 million and $250 million annually; Asset Management, which provides full service and discount brokerage and investment advisory services and includes the Private Client Group; and Corporate Finance, which provides banking and investment banking products and services primarily to large domestic and international corporations and institutions.

         The following table includes revenues and net income for the six months ended June 30, 1998 and assets as of June 30, 1998 for each business segment (dollars in millions):
                                                    Net
                                 Revenues         Income          Assets
                                 --------        --------        --------
Consumer Banking ...........     $  5,086        $    962        $151,965
Commercial Banking .........          929             352          44,561
Asset Management ...........          622             158          10,263
Corporate Finance ..........        1,897             490          86,242
                                 --------        --------        --------
     Total .................     $  8,534        $  1,962        $293,031
                                 ========        ========        ========

There were no material intersegment revenues between the four business segments.

         A reconciliation of the total of the segments' net income to consolidated net income follows (dollars in millions):
                                                         Six months ended
                                                          June 30, 1998
                                                          -------------
            Segments' net income .........................   $ 1,962
            Adjustments:
            Gains on sales of securities, net of taxes ...       163
            Gain on sale of partial ownership interest
              of a mortgage company, net of taxes ........        72
            Merger and restructuring items, net of taxes        (365)
            Earnings associated with unassigned capital,
              net of taxes................................        73
                                                             -------
            Consolidated net income ......................   $ 1,905
                                                             =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         On January 9, 1998, Barnett Banks, Inc. (Barnett) was merged with the Corporation , (the Barnett merger). The Barnett merger was accounted for as a pooling of interests and accordingly all financial information has been restated for all periods presented.

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

Earnings Review

         Table One presents a comparison of selected operating results for the three months and six months ended June 30, 1998 and 1997. Significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.

         Operating net income (net income excluding merger and restructuring items) for the second quarter of 1998 increased 23 percent to $1.13 billion from $919 million in the second quarter of 1997. Operating earnings per common share and diluted operating earnings per common share were $1.18 and $1.15, respectively, for the second quarter of 1998 compared to $.97 and $.94 in the comparable prior year period. Including the gain on branch divestitures of $430 million ($277 million, net of tax), net income for the second quarter of 1998 was $1.41 billion, or $1.47 per common share.

         Operating net income for the first six months of 1998 increased 28 percent to $2.27 billion from $1.77 billion for the first six months of 1997. Operating earnings per common share and diluted operating earnings per common share were $2.38 and $2.32, respectively, for the first six months of 1998 compared to $1.87 and $1.81 in the comparable prior year period. Including net merger and restructuring items for the first six months of 1998 of $470 million ($365 million, net of tax), net income was $1.91 billion, or $1.99 per common share.

Key performance highlights for the first six months of 1998 were:

o Taxable-equivalent net interest income increased approximately 4 percent to $5.1 billion in the first six months of 1998. The net interest yield decreased to 3.81 percent compared to 4.05 percent in the first six months of 1997 due to higher levels of investment securities and a decrease in the spreads between loans and deposits.

o The provision for credit losses totaled $530 million for the first six months of 1998 compared to $447 million for the same period in 1997. Net charge-offs as a percentage of average loans, leases and factored accounts receivable increased to .62 percent for the first six months of 1998 compared to .49 percent for the same period in 1997. Net charge-offs totaled $553 million for the six months ended June 30, 1998 compared to $435 million for the same period in 1997. Nonperforming assets on June 30, 1998 remained relatively flat at $1.4 billion compared to December 31, 1997.

Table One
Selected Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                                              Three Months Ended June 30
                                                                                              ---------------------------
                                                                                                   1998           1997
                                                                                              -----------       --------
Income Statement
   Interest income ........................................................................   $     5,206       $  4,886
   Interest expense .......................................................................         2,679          2,447
   Net interest income (taxable-equivalent) ...............................................         2,563          2,472
   Net interest income ....................................................................         2,527          2,439
   Provision for credit losses ............................................................           265            225
   Gains on sales of securities ...........................................................           108             29
   Noninterest income .....................................................................         1,859          1,424
   Foreclosed properties expense (income) .................................................            16           --
   Merger and restructuring items (income) expense ........................................          (430)          --
   Other noninterest expense ..............................................................         2,508          2,233
   Income before taxes ....................................................................         2,135          1,434
   Income tax expense .....................................................................           727            515
   Net income .............................................................................         1,408            919
   Net income available to common shareholders ............................................         1,407            916
   Net income (excluding merger and restructuring items) ..................................         1,131            919
   Average common shares issued (in thousands) ............................................       958,392        946,462
Per common share
   Earnings ...............................................................................   $      1.47       $    .97
   Earnings (excluding merger and restructuring items) ....................................          1.18            .97
   Diluted earnings .......................................................................          1.43            .94
   Diluted earnings (excluding merger and restructuring items) ............................          1.15            .94
   Cash dividends paid ....................................................................           .38            .33
   Shareholders' equity (period-end) ......................................................         27.71          25.00
Balance Sheet (period-end)
   Total loans, leases and factored accounts receivable, net of unearned income ...........       180,897        181,555
   Total assets ...........................................................................       307,985        284,286
   Total deposits .........................................................................       169,238        168,444
   Long-term debt .........................................................................        31,513         27,408
   Common shareholders' equity ............................................................        26,607         23,445
   Total shareholders' equity .............................................................        26,670         23,506
Performance ratios
   Return on average assets ...............................................................          1.81%          1.30%
   Return on average assets (excluding merger and restructuring items) ....................          1.45           1.30
   Return on average common shareholders' equity ..........................................         22.75          15.68
   Return on average common shareholders' equity (excluding merger and restructuring items)         18.27          15.68
   Efficiency ratio .......................................................................         56.71          57.31
   Total equity to total assets (period-end) ..............................................          8.66           8.27
   Total average equity to total average assets ...........................................          7.95           8.28
   Dividend payout ratio ..................................................................         25.94          32.31
Risk-based capital ratios (period-end) (1)
   Tier 1 .................................................................................          7.32           6.83
   Total ..................................................................................         11.77          11.32
   Leverage capital ratio .................................................................          6.21           6.05
Cash basis financial data (2)
   Earnings per common share ..............................................................   $      1.61       $   1.10
   Earnings per common share (excluding merger and restructuring items) ...................          1.32           1.10
   Diluted earnings per common share ......................................................          1.57           1.07
   Diluted earnings per common share (excluding merger and restructuring items) ...........          1.29           1.07
   Return on average tangible assets ......................................................          2.05%          1.53%
   Return on average tangible assets (excluding merger and restructuring items) ...........          1.68           1.53
   Return on average tangible common shareholders' equity .................................         42.72          30.36
   Return on average tangible common shareholders' equity
       (excluding merger and restructuring items) .........................................         35.06          30.36
   Efficiency ratio .......................................................................         53.60          54.03
   Ending tangible equity to tangible assets ..............................................          5.53           5.04
Market price per share of common stock
    Closing price .........................................................................    $  76 11/16      $ 64 9/16
    High for the period ...................................................................            85             70
    Low for the period ....................................................................       72 1/16             54

                                                                                              Six Months Ended June 30
                                                                                              --------------------------
                                                                                                   1998           1997
                                                                                              -----------       --------
Income Statement
   Interest income ........................................................................   $   10,475      $    9,667
   Interest expense .......................................................................        5,418           4,815
   Net interest income (taxable-equivalent) ...............................................        5,127           4,916
   Net interest income ....................................................................        5,057           4,852
   Provision for credit losses ............................................................          530             447
   Gains on sales of securities ...........................................................          260              72
   Noninterest income .....................................................................        3,635           2,745
   Foreclosed properties expense (income) .................................................           21              (2)
   Merger and restructuring items (income) expense ........................................          470            --
   Other noninterest expense ..............................................................        4,960           4,458
   Income before taxes ....................................................................        2,971           2,766
   Income tax expense .....................................................................        1,066             992
   Net income .............................................................................        1,905           1,774
   Net income available to common shareholders ............................................        1,902           1,767
   Net income (excluding merger and restructuring items) ..................................        2,270           1,774
   Average common shares issued (in thousands) ............................................      954,040         945,826
Per common share
   Earnings ...............................................................................   $     1.99      $     1.87
   Earnings (excluding merger and restructuring items) ....................................         2.38            1.87
   Diluted earnings .......................................................................         1.95            1.81
   Diluted earnings (excluding merger and restructuring items) ............................         2.32            1.81
   Cash dividends paid ....................................................................          .76             .66
   Shareholders' equity (period-end) ......................................................        27.71           25.00
Balance Sheet (period-end)
   Total loans, leases and factored accounts receivable, net of unearned income ...........      180,897         181,555
   Total assets ...........................................................................      307,985         284,286
   Total deposits .........................................................................      169,238         168,444
   Long-term debt .........................................................................       31,513          27,408
   Common shareholders' equity ............................................................       26,607          23,445
   Total shareholders' equity .............................................................       26,670          23,506
Performance ratios
   Return on average assets ...............................................................         1.22%           1.26%
   Return on average assets (excluding merger and restructuring items) ....................         1.46            1.26
   Return on average common shareholders' equity ..........................................        15.64           15.18
   Return on average common shareholders' equity (excluding merger and restructuring items)        18.64           15.18
   Efficiency ratio .......................................................................        56.61           58.19
   Total equity to total assets (period-end) ..............................................         8.66            8.27
   Total average equity to total average assets ...........................................         7.84            8.31
   Dividend payout ratio ..................................................................        38.22           33.33
Risk-based capital ratios (period-end) (1)
   Tier 1 .................................................................................         7.32            6.83
   Total ..................................................................................        11.77           11.32
   Leverage capital ratio .................................................................         6.21            6.05
Cash basis financial data (2)
   Earnings per common share ..............................................................   $     2.28      $     2.12
   Earnings per common share (excluding merger and restructuring items) ...................         2.67            2.12
   Diluted earnings per common share ......................................................         2.23            2.06
   Diluted earnings per common share (excluding merger and restructuring items) ...........         2.60            2.06
   Return on average tangible assets ......................................................         1.45%           1.48%
   Return on average tangible assets (excluding merger and restructuring items) ...........         1.69            1.48
   Return on average tangible common shareholders' equity .................................        31.08           28.30
   Return on average tangible common shareholders' equity
       (excluding merger and restructuring items) .........................................        36.29           28.30
   Efficiency ratio .......................................................................        53.45           55.05
   Ending tangible equity to tangible assets ..............................................         5.53            5.04
Market price per share of common stock
    Closing price .........................................................................   $   76 11/16     $   64 9/16
    High for the period ...................................................................           85              70
    Low for the period ....................................................................           56 1/4          48

(1) Ratios for 1997 have not been restated to reflect the impact of the Barnett merger.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

o Noninterest income increased 32 percent to $3.6 billion in the first six months of 1998. This growth was attributable to higher levels of income from almost all categories, including investment banking income and brokerage income, and the sale of a partial ownership interest of a mortgage company in the first quarter of 1998. Noninterest income increased approximately 13 percent excluding the acquisitions of Montgomery Securities (Montgomery) in the fourth quarter of 1997 and Oxford Resources Corp. (Oxford), a consumer finance subsidiary that was acquired on April 1, 1997.

o Other noninterest expense increased 11 percent to $5.0 billion during the first six months of 1998, but remained essentially unchanged excluding the effect of acquisitions and related transition expenses.

o Operating cash basis ratios, which measure operating performance excluding merger and restructuring items, intangible assets and the related amortization expense, improved with operating cash basis diluted earnings per common share rising 26 percent to $2.60 for the six months ended June 30, 1998 compared to $2.06 for the same period a year ago. For the six months ended June 30, 1998, return on average tangible common shareholders' equity, excluding merger and restructuring items, increased to 36.29 percent compared to 28.30 percent for the same period in 1997. The cash basis efficiency ratio was 53.45 percent in the first six months of 1998, an improvement of 160 basis points from the first half of 1997 due to successful acquisition integration and expense management efforts.

Business Segment Operations

         The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation's operations through four business segments: Consumer Banking, Commercial Banking, Asset Management, and Corporate Finance.

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

Consumer Banking

         The Consumer Banking segment provides comprehensive retail banking services through multiple delivery channels including approximately 3,000 banking centers and 7,000 automated teller machines providing fully-automated, 24 hour cash dispensing and deposit services. These delivery channels are located throughout the Corporation's franchise and serve 18 million households in 16 states and the District of Columbia. In addition, this segment provides specialized services such as the origination and servicing of residential mortgage loans, issuance and service of credit cards, direct banking via telephone and personal computer, student lending and certain insurance services. The consumer finance component provides personal, mortgage, home equity and automobile loans to consumers, retail finance programs to dealers and lease financing to purchasers of new and used cars. Consumer Banking also provides commercial banking services to companies and other commercial entities with annual revenues of less than $10 million.

         Consumer Banking's earnings increased 4 percent to $962 million in the first six months of 1998. Taxable-equivalent net interest income of $3.4 billion remained essentially flat from the first six months of 1997, primarily reflecting lower interest income on loans attributable to the impact of increased securitization activity, partially offset by reduced funding costs reflecting continued deposit expense management. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income. The net interest yield increased 13 basis points in the first six months of 1998, reflecting higher yields from the loan and lease portfolio and deposit expense management efforts. Excluding the impact of securitizations, acquisitions, and divestitures, average total loans and leases increased approximately 5 percent over average levels in the first six months of 1997. Average total deposits for the first six months of 1998 decreased to $131.6 billion from $137.2 billion in 1997, the result of deposit declines in the former Boatmen's franchise including the impact of sales of selected banking centers.

         Noninterest income in Consumer Banking rose 9 percent to $1.7 billion due to mortgage servicing and other mortgage-related income, a gain from the sale of unsecured consumer finance receivables, service charges on deposit accounts and miscellaneous income. Mortgage servicing and other mortgage-related income increased as a result of changes in the interest rate environment as well as the Corporation's efforts to maintain the servicing portfolio at target levels. Higher deposit account service charges resulted from changes in deposit pricing throughout the NationsBank franchise during the third quarter of 1997. Noninterest expense remained essentially flat at $3.1 billion. This reflects the efficiencies obtained from the successful integration of the former Boatmen's franchise and expense management efforts. The cash basis efficiency ratio was
57.6 percent, an improvement of approximately 80 basis points compared to the ratio for the first six months of 1997. The return on risk-adjusted tangible equity increased to 29 percent for the first six months of 1998 compared to 27 percent for the same period in 1997, primarily the result of higher revenues.


Table Two
Business Segment Summary
For the Six Months Ended June 30
(Dollars in Millions)

                                                        Consumer Banking      Commercial Banking
                                                     --------------------    --------------------
                                                       1998        1997        1998        1997
                                                     --------    --------    --------    --------
Net interest income (taxable-equivalent) .........   $  3,414    $  3,432    $    695    $    678
Noninterest income ...............................      1,672       1,533         234         192
                                                     --------    --------    --------    --------
    Total revenue ................................      5,086       4,965         929         870
Provision for credit losses ......................        453         397          34          14
Gains on sale of securities ......................          7          19        --          --
Foreclosed properties expense (income) ...........         15           4        --             2
Noninterest expense ..............................      3,122       3,085         368         355
                                                     --------    --------    --------    --------
Income before income taxes .......................      1,503       1,498         527         499
Income tax expense ...............................        541         577         175         184
                                                     ========    ========    ========    ========
Net income (1) ...................................   $    962    $    921    $    352    $    315
                                                     ========    ========    ========    ========

Cash basis earnings (2) ..........................   $  1,155    $  1,105    $    385    $    346

Net interest yield ...............................       4.85%       4.72%       3.34%       3.54%

Average equity to average assets .................       7.37        7.16        7.60        8.47

Return on risk-adjusted average equity ...........         17          16          21          18
Return on risk-adjusted tangible equity (2) ......         29          27          28          25

Efficiency ratio .................................       61.4        62.1        39.6        40.8
Cash basis efficiency ratio (2) ..................       57.6        58.4        36.1        37.2

Average (3)
    Total loans and leases, net of unearned income   $ 99,440    $103,926    $ 34,100    $ 32,063
    Total deposits ...............................    131,560     137,173       9,104       8,530
    Total assets .................................    154,207     159,812      45,239      41,216

Period end (3)
    Total loans and leases, net of unearned income     97,717     104,373      34,282      32,955
    Total deposits ...............................    128,516     135,056       9,663       9,194
    Total assets .................................    151,965     156,153      44,561      41,843

                                                      Asset Management         Corporate Finance
                                                     --------------------    -----------------------
                                                       1998        1997        1998           1997
                                                     --------    --------    --------       --------
Net interest income (taxable-equivalent) .........   $    161    $    127    $    741       $    577
Noninterest income ...............................        461         483       1,156            527
                                                     --------    --------    --------       --------
    Total revenue ................................        622         610       1,897          1,104
Provision for credit losses ......................         10           6          33             30
Gains on sale of securities ......................       --          --          --             --
Foreclosed properties expense (income) ...........       --          --             6             (8)
Noninterest expense ..............................        365         424       1,106            593
                                                     --------    --------    --------       --------
Income before income taxes .......................        247         180         752            489
Income tax expense ...............................         89          65         262            177
                                                     ========    ========    ========       ========
Net income (1) ...................................   $    158    $    115    $    490       $    312
                                                     ========    ========    ========       ========

Cash basis earnings (2) ..........................   $    164    $    119    $    535       $    333

Net interest yield ...............................       3.77%       3.92%       3.52%(4)       2.93%(4)

Average equity to average assets .................       8.93       10.55        6.06           5.23

Return on risk-adjusted average equity ...........         40          31          19             15
Return on risk-adjusted tangible equity (2) ......         45          35          25             18

Efficiency ratio .................................       58.7        69.5        58.3           53.7
Cash basis efficiency ratio (2) ..................       57.7        68.9        55.9           51.8

Average (3)
    Total loans and leases, net of unearned income   $  8,368    $  6,249    $ 36,353       $ 36,115
    Total deposits ...............................      4,634       3,426      10,356          9,031
    Total assets .................................      9,006       7,055      87,271         79,728

Period end (3)
    Total loans and leases, net of unearned income      9,630       6,774      38,571         36,348
    Total deposits ...............................      5,009       3,880      11,205         11,423
    Total assets .................................     10,263       7,769      86,242         78,670

(1) Business Segment results are presented on a fully allocated basis but do not include $58 million net expense for the first six months of 1998 and $112 million net income for the first six months of 1997 which represent earnings associated with unassigned capital, gains on sales of certain securities, gains on business divestitures, merger and restructuring items as well as other corporate activities.

(2)   Excludes intangible assets and related amortization expense.

(3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Segments.

(4) Corporate Finance's net interest yield excludes the impact of trading-related activities. Including trading-related activities, the net interest yield was 1.97% and 1.66% for the first six months of 1998 and 1997, respectively.

Commercial Banking

         The Commercial Banking segment provides a broad array of commercial banking services for companies and other commercial entities with revenues between $10 million and $250 million annually including: commercial lending, treasury and cash management services, asset-backed lending, leasing and factoring. Also included is NationsCredit Commercial Corporation, which provides commercial financing activities including: equipment loans and leases, loans for debt restructuring, mergers and working capital, real estate and health care financing and inventory financing to manufacturers, distributors and dealers.

         Commercial Banking's earnings rose 12 percent to $352 million in the first six months of 1998. Taxable equivalent net interest income increased $17 million primarily reflecting higher loan levels. Commercial Banking's average loan and lease portfolio during the first six months of 1998 increased to $34.1 billion compared to $32.1 billion in the same period of 1997.

         Noninterest income rose 22 percent to $234 million over the first six months of 1997. Noninterest expense for the period increased 4 percent to $368 million, primarily in data processing and personnel. The cash basis efficiency ratio improved approximately 110 basis points to 36.1 percent. The return on risk-adjusted tangible equity increased to 28 percent, due to revenue growth outpacing expense growth.

Asset Management

         The Asset Management segment includes businesses that provide full service and discount brokerage, investment advisory, investment management and advisory services for the Nations Funds family of mutual funds. Within the Asset Management segment, the Private Client Group provides asset management, banking and trust services for high net worth individuals, business owners and corporate executives and the private foundations established by them.

         Asset Management earned $158 million in the first six months of 1998 compared to $115 million in the first six months of 1997. The result of strong growth in the core businesses following the sales of certain corporate and institutional trust businesses during the third quarter of 1997 has favorably impacted the segment's results. Taxable-equivalent net interest income for the first six months of 1998 was $161 million compared to $127 million in the same period a year ago, reflecting income from increased loan levels. The average loan and lease portfolio in the first six months of 1998 increased to $8.4 billion compared to $6.2 billion in the first six months of 1997 as a result of core loan growth. Assets under management were $120 billion on June 30, 1998, an increase of $4 billion from the balance on December 31, 1997.

         Noninterest income declined 5 percent in the first six months of 1998 as core revenue growth was more than offset by the sales of certain corporate and institutional trust businesses which occurred in the third quarter of 1997. Noninterest expense decreased 14 percent due primarily to the sales mentioned previously. The cash basis efficiency ratio improved to 57.7 percent in the first six months of 1998 compared to 68.9 percent for the first six months of 1997. The return on risk-adjusted tangible equity increased to 45 percent.

Corporate Finance

         Corporate Finance provides a broad array of banking and investment banking products and services to domestic and international corporations, institutions and other customers through its Corporate Finance - Capital Markets, Real Estate and Transaction Products units. The Corporate Finance segment serves as a principal lender and investor, as well as an advisor, and manages treasury and trade transactions for clients and customers. Loan origination and syndication, asset-backed lending, project finance and mergers and acquisitions consulting are representative of the services provided. These services are provided through various domestic and international offices. Through its Section 20 subsidiary, NationsBanc Montgomery Securities LLC, Corporate Finance is a primary dealer of U.S. Government Securities and underwrites, distributes and makes markets in high-grade and high-yield debt securities and equity securities. Additionally, Corporate Finance is a market maker in derivative products which include swap agreements, option contracts, forward settlement contracts, financial futures and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Corporate Finance takes positions to support client demands and its own account. Major centers for the above activities are Charlotte, Chicago, London, New York, San Francisco, Singapore and Tokyo.

          Corporate Finance earned $490 million in the first six months of 1998 compared to $312 million in the same period of 1997, the result of higher levels of noninterest income and net interest income, which more than offset higher noninterest expenses. Taxable-equivalent net interest income for the first six months of 1998 was $741 million compared to $577 million in the first six months of 1997, reflecting higher yields on increased loan volumes. The higher net interest yield in the first six months of 1998 was due mainly to lower rates on funding sources. Excluding the impact of a $4.2 billion securitization completed in the third quarter of 1997, the Corporate Finance average loan and lease portfolio increased approximately 12 percent over the first six months of 1997.

         Noninterest income rose to $1.2 billion, an increase of 119 percent over the first six months of 1997, reflecting higher investment banking fees, brokerage income, and trading account profits and fees due to the acquisition of Montgomery in the fourth quarter of 1997 as well as continued strong internal growth. Noninterest expense rose to $1.1 billion due primarily to higher personnel expenses associated with the Montgomery acquisition, and amortization expense also increased in the first six months of 1998 due to the Montgomery acquisition. The cash basis efficiency ratio increased approximately 410 basis points to 55.9 percent due primarily to the higher expense ratio at Montgomery. The return on risk-adjusted tangible equity increased to 25 percent for the first six months of 1998 from 18 percent for the same period in 1997.

          See Note Seven of the Notes to the Consolidated Financial Statements for additional business segment information.

Results of Operations

Net Interest Income

         An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last five quarters and first six months of 1998 and 1997 is presented in Tables Three and Four, respectively.

         Taxable-equivalent net interest income increased approximately 4 percent to $2.6 billion in the second quarter of 1998 and amounted to $5.1 billion in the first six months of 1998 compared to $2.5 billion and $4.9 billion for the same respective 1997 periods. This increase was mainly the result of the improved contribution of the discretionary portfolios as well as core loan growth. While securitizations lowered net interest income by approximately $128 million and $255 million in the second quarter and first half of 1998, respectively, they did not significantly affect the Corporation's earnings. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income.

         Of the $323-million increase in interest income for the second quarter of 1998, $498 million was due to higher average earning assets, partially offset by a $175-million decrease resulting from lower yields received on average earning assets. The $814-million increase in interest income for the first six months of 1998 was the result of a $1-billion increase due to higher average earning assets, partially offset by a $193-million decrease resulting from lower yields received on average earning assets. Interest expense increased $232 million for the second quarter of 1998, resulting from higher levels of average interest-bearing liabilities. The $603-million increase in interest expense for the first six months of 1998 was the result of a $520-million increase from higher levels of average interest-bearing liabilities and $83 million was due to the impact of higher rates paid on average interest-bearing liabilities.

         The net interest yield decreased 24 basis points to 3.81 percent in the second quarter and first six months of 1998, compared to the same periods of 1997, due primarily to higher levels of investment securities and a decrease in the spreads between loans and deposits.

         Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage subsidiary and the management of borrower, industry, product and geographic concentrations.

Table Three
Quarterly Taxable-Equivalent Data
(Dollars in Millions)

                                                                          Second Quarter 1998              First Quarter 1998
                                                                    ------------------------------  ------------------------------
                                                                    Average                         Average
                                                                    Balance    Income               Balance    Income
                                                                     Sheet       or        Yields/   Sheet       or        Yields/
                                                                    Amounts    Expense      Rates   Amounts    Expense      Rates
                                                                  ----------------------------------------------------------------
Earning assets
   Loans and leases, net of unearned income  (1)
      Commercial ..............................................   $ 68,547      $1,419       8.30%  $ 66,155     $1,373      8.42%
      Real estate commercial ..................................      8,763         192       8.82      9,344        202      8.75
      Real estate construction ................................      4,723          99       8.43      4,710        101      8.67
                                                                  ----------------------------------------------------------------
          Total commercial ....................................     82,033       1,710       8.36     80,209      1,676      8.47
                                                                  ----------------------------------------------------------------
      Residential mortgage ....................................     37,448         711       7.60     37,072        707      7.68
      Credit card .............................................      7,487         228      12.22      7,831        241     12.46
      Other consumer ..........................................     41,073         961       9.39     40,914        967      9.59
                                                                  ----------------------------------------------------------------
          Total consumer ......................................     86,008       1,900       8.85     85,817      1,915      9.02
                                                                  ----------------------------------------------------------------
      Foreign .................................................      3,804          72       7.59      4,080         75      7.42
      Lease financing .........................................      7,113         133       7.52      6,594        128      7.75
                                                                  ----------------------------------------------------------------
          Total loans and leases, net .........................    178,958       3,815       8.55    176,700      3,794      8.69
                                                                  ----------------------------------------------------------------
   Securities .................................................
     Held for investment ......................................      1,014          16       6.56      1,091         17      6.31
     Available for sale (2) ...................................     46,156         801       6.95     48,342        840      6.98
                                                                  ----------------------------------------------------------------
          Total securities ....................................     47,170         817       6.94     49,433        857      6.97
                                                                  ----------------------------------------------------------------
   Federal funds sold and securities purchased under
         agreements to resell .................................     13,183         163       4.98     13,664        176      5.22
   Time deposits placed and other short-term investments ......      2,091          30       5.69      2,035         28      5.65
   Trading account securities (3) .............................     22,335         305       5.49     24,118        356      5.95
   Other earning assets .......................................      6,094         112       7.22      5,242         92      7.15
                                                                  ----------------------------------------------------------------
          Total earning assets (4) ............................    269,831       5,242       7.79    271,192      5,303      7.90
Cash and cash equivalents .....................................     11,192                            11,273
Factored accounts receivable ..................................      1,165                             1,112
Other assets, less allowance for credit losses ................     30,352                            31,352
                                                                  ----------------------------------------------------------------
         Total assets .........................................   $312,540                          $314,929
                                                                  ================================================================
Interest-bearing liabilities
   Savings ....................................................   $ 12,328          58       1.87   $ 12,329         57      1.89
   NOW and money market deposit accounts ......................     52,917         339       2.57     52,993        338      2.59
   Consumer CDs and IRAs ......................................     46,088         597       5.19     47,673        611      5.20
   Negotiated CDs, public funds and other time deposits .......      5,170          74       5.71      3,081         41      5.41
   Foreign time deposits ......................................     12,522         170       5.47     12,001        156      5.26
   Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings ........     55,150         734       5.33     61,430        821      5.42
   Trading account liabilities (3) ............................     14,484         172       4.76     15,405        194      5.11
   Long-term debt (5) .........................................     33,064         535       6.48     31,649        521      6.58
                                                                  ----------------------------------------------------------------
          Total interest-bearing liabilities (6) ..............    231,723       2,679       4.63    236,561      2,739      4.68
                                                                  ----------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits ...............................     40,559                            39,451
   Other liabilities ..........................................     15,403                            14,607
   Shareholders' equity .......................................     24,855                            24,310
                                                                  ----------------------------------------------------------------
          Total liabilities and shareholders' equity ..........   $312,540                          $314,929
                                                                  ================================================================
Net interest spread ...........................................                              3.16                            3.22
Impact of noninterest-bearing sources .........................                               .65                             .60
                                                                  ----------------------------------------------------------------
Net interest income/yield on earning assets ...................                 $2,563       3.81%               $2,564      3.82%
                                                                  ================================================================
                                       21

Quarterly Taxable-Equivalent Data
(Dollars in Millions)

                                                                        Fourth Quarter 1997             Third Quarter 1997
                                                                  ----------------------------  -----------------------------
                                                                   Average                         Average
                                                                   Balance  Income                 Balance    Income
                                                                    Sheet     or         Yields/    Sheet        or     Yields/
                                                                   Amounts  Expense       Rates    Amounts    Expense    Rates
                                                                  -------------------------------------------------------------
Earning assets
   Loans and leases, net of unearned income  (1)
      Commercial ..............................................   $ 63,656   $1,340        8.35%  $ 65,061  $ 1,379     8.41%
      Real estate commercial ..................................      9,181      206        8.88      9,583      212     8.81
      Real estate construction ................................      4,736      105        8.81      4,584      104     8.96
                                                                  -------------------------------------------------------------
          Total commercial ....................................     77,573    1,651        8.44     79,228    1,695     8.49
                                                                  -------------------------------------------------------------
      Residential mortgage ....................................     37,188      725        7.77     41,919      828     7.87
      Credit card .............................................      7,863      244       12.30      8,120      252    12.34
      Other consumer ..........................................     39,492      956        9.61     38,530      921     9.48
                                                                  -------------------------------------------------------------
          Total consumer ......................................     84,543    1,925        9.05     88,569    2,001     8.98
                                                                  -------------------------------------------------------------
      Foreign .................................................      3,795       71        7.44      3,962       69     6.88
      Lease financing .........................................      6,298      125        7.93      6,235      123     7.86
                                                                  -------------------------------------------------------------
          Total loans and leases, net .........................    172,209    3,772        8.70    177,994    3,888     8.68
                                                                  -------------------------------------------------------------
   Securities .................................................
     Held for investment ......................................      1,231       19        6.26      1,425       22     6.23
     Available for sale (2) ...................................     43,024      731        6.78     28,946      496     6.84
                                                                  -------------------------------------------------------------
          Total securities ....................................     44,255      750        6.77     30,371      518     6.81
                                                                  -------------------------------------------------------------
   Federal funds sold and securities purchased under
         agreements to resell .................................     12,734      170        5.30     11,567      159     5.45
   Time deposits placed and other short-term investments ......      2,229       38        6.84      1,809       27     5.91
   Trading account securities (3) .............................     21,726      350        6.41     22,628      353     6.20
   Other earning assets .......................................      1,762       35        7.87      1,253       27     8.48
                                                                  -------------------------------------------------------------
          Total earning assets (4) ............................    254,915    5,115        7.98    245,622    4,972     8.05
Cash and cash equivalents .....................................     10,809                          10,488
Factored accounts receivable ..................................      1,234                           1,206
Other assets, less allowance for credit losses ................     30,884                          28,090
                                                                  -------------------------------------------------------------
         Total assets .........................................   $297,842                        $285,406
                                                                  =============================================================
Interest-bearing liabilities
   Savings ....................................................   $ 12,368       59        1.90   $ 12,594       60     1.89
   NOW and money market deposit accounts ......................     52,492      333        2.51     52,656      327     2.46
   Consumer CDs and IRAs ......................................     49,285      648        5.22     49,697      649     5.19
   Negotiated CDs, public funds and other time deposits .......      2,640       38        5.65      3,052       43     5.56
   Foreign time deposits ......................................     10,622      150        5.60      9,668      133     5.43
   Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings ........     50,801      708        5.53     43,943      623     5.62
   Trading account liabilities (3) ............................     11,527      190        6.54     10,241      163     6.30
   Long-term debt (5) .........................................     30,806      514        6.68     30,967      517     6.68
                                                                  -------------------------------------------------------------
          Total interest-bearing liabilities (6) ..............    220,541    2,640        4.76    212,818    2,515     4.70
                                                                  -------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits ...............................     38,936                          37,794
   Other liabilities ..........................................     14,331                          11,575
   Shareholders' equity .......................................     24,034                          23,219
                                                                  -------------------------------------------------------------
          Total liabilities and shareholders' equity ..........   $297,842                       $ 285,406
                                                                  =============================================================
Net interest spread ...........................................                            3.22                         3.35
Impact of noninterest-bearing sources .........................                             .64                          .63
                                                                  -------------------------------------------------------------
Net interest income/yield on earning assets ...................              $2,475        3.86%            $ 2,457     3.98%
                                                                  =============================================================

                                                                      Second Quarter 1997
                                                                  ---------------------------
                                                                    Average
                                                                    Balance    Income
                                                                    Sheet        or    Yields/
                                                                    Amounts    Expense  Rates
                                                                  ----------------------------
Earning assets
   Loans and leases, net of unearned income  (1)
      Commercial ..............................................   $ 65,329   $1,382      8.48%
      Real estate commercial ..................................     10,389      231      8.91
      Real estate construction ................................      4,569      107      9.46
                                                                  ----------------------------
          Total commercial ....................................     80,287    1,720      8.59
                                                                  ----------------------------
      Residential mortgage ....................................     43,522      851      7.83
      Credit card .............................................      8,298      253     12.24
      Other consumer ..........................................     38,147      901      9.47
                                                                  ----------------------------
          Total consumer ......................................     89,967    2,005      8.93
                                                                  ----------------------------
      Foreign .................................................      3,291       59      7.25
      Lease financing .........................................      5,885      116      7.87
                                                                  ----------------------------
          Total loans and leases, net .........................    179,430    3,900      8.71
                                                                  ----------------------------
   Securities .................................................
     Held for investment ......................................      1,647       24      5.94
     Available for sale (2) ...................................     25,563      438      6.85
                                                                  ----------------------------
          Total securities ....................................     27,210      462      6.80
                                                                  ----------------------------
   Federal funds sold and securities purchased under
         agreements to resell .................................     11,788      174      5.92
   Time deposits placed and other short-term investments ......      2,381       32      5.35
   Trading account securities (3) .............................     22,800      332      5.84
   Other earning assets .......................................        819       19      9.32
                                                                  ----------------------------
          Total earning assets (4) ............................    244,428    4,919      8.07
Cash and cash equivalents .....................................     10,520
Factored accounts receivable ..................................      1,193
Other assets, less allowance for credit losses ................     28,053
                                                                  ----------------------------
         Total assets .........................................   $284,194
                                                                  ============================
Interest-bearing liabilities
   Savings ....................................................   $ 12,990       62      1.94
   NOW and money market deposit accounts ......................     53,906      336      2.49
   Consumer CDs and IRAs ......................................     50,685      657      5.19
   Negotiated CDs, public funds and other time deposits .......      3,401       46      5.48
   Foreign time deposits ......................................      9,523      125      5.30
   Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings ........     42,177      568      5.40
   Trading account liabilities (3) ............................      9,390      160      6.84
   Long-term debt (5) .........................................     30,044      493      6.57
                                                                  ----------------------------
          Total interest-bearing liabilities (6) ..............    212,116    2,447      4.62
                                                                  ----------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits ...............................     37,257
   Other liabilities ..........................................     11,290
   Shareholders' equity .......................................     23,531
                                                                  ----------------------------
          Total liabilities and shareholders' equity ..........   $284,194
                                                                  ============================
Net interest spread ...........................................                          3.45
Impact of noninterest-bearing sources .........................                           .60
                                                                  ----------------------------
Net interest income/yield on earning assets ...................              $2,472      4.05%
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

(4) Interest income includes taxable-equivalent adjustments of $36 and $34 in the second and first quarters of 1998 and $35, $32 and $33 in the fourth, third and second quarters of 1997, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $44 and $43 in the second and first quarters of 1998 and $35, $34 and $40 in the fourth, third and second quarters of 1997, respectively.

(5)   Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying linked liabilities $16 and $15 in the second and first quarters of 1998, respectively, and $11, $8 and $11 in the fourth, third, and second quarters of 1997, respectively.

Table Four
Six Month Taxable-Equivalent Data
(Dollars in Millions)

                                                                                      Six Months Ended June 30
                                                                    ---------------------------------------------------------------
                                                                                   1998                          1997
                                                                    -------------------------------   -----------------------------
                                                                      Average                         Average
                                                                      Balance    Income               Balance    Income
                                                                       Sheet       or       Yields/   Sheet       or         Yields/
                                                                      Amounts   Expense      Rates    Amounts   Expense      Rates
                                                                    ---------------------------------------------------------------
Earning assets
   Loans and leases, net of unearned income  (1)
      Commercial .................................................  $ 67,358   $  2,792      8.36%  $ 65,010    $  2,723       8.44%
      Real estate commercial .....................................     9,052        394      8.79     10,511         460       8.83
      Real estate construction ...................................     4,716        200      8.55      4,581         211       9.27
                                                                    ---------------------------------------------------------------
          Total commercial .......................................    81,126      3,386      8.42     80,102       3,394       8.54
                                                                    ---------------------------------------------------------------
      Residential mortgage .......................................    37,261      1,418      7.64     42,665       1,662       7.82
      Credit card ................................................     7,658        469     12.34      8,281         497      12.10
      Other consumer .............................................    40,994      1,928      9.49     38,184       1,788       9.44
                                                                    ---------------------------------------------------------------
          Total consumer .........................................    85,913      3,815      8.94     89,130       3,947       8.91
                                                                    ---------------------------------------------------------------
      Foreign ....................................................     3,941        147      7.50      3,368         117       7.04
      Lease financing ............................................     6,855        261      7.63      5,805         229       7.88
                                                                    ---------------------------------------------------------------
          Total loans and leases, net ............................   177,835      7,609      8.62    178,405       7,687       8.68
                                                                    ---------------------------------------------------------------
   Securities
     Held for investment .........................................     1,052         33      6.43      1,782          53       6.00
     Available for sale (2) ......................................    47,243      1,641      6.96     25,600         873       6.83
                                                                    ---------------------------------------------------------------
          Total securities .......................................    48,295      1,674      6.95     27,382         926       6.78
                                                                    ---------------------------------------------------------------
   Federal funds sold and securities purchased under
         agreements to resell ....................................    13,422        339      5.09     12,859         369       5.79
   Time deposits placed and other short-term investments .........     2,063         58      5.67      2,347          61       5.23
   Trading account securities (3) ................................    23,222        661      5.73     22,828         649       5.72
   Other earning assets ..........................................     5,670        204      7.19        940          39       8.24
                                                                    ---------------------------------------------------------------
          Total earning assets (4) ...............................   270,507     10,545      7.85    244,761       9,731       8.00
Cash and cash equivalents ........................................    11,232                          11,007
Factored accounts receivable .....................................     1,138                           1,137
Other assets, less allowance for credit losses ...................    30,851                          27,001
                                                                    ---------------------------------------------------------------
         Total assets ............................................  $313,728                        $283,906
                                                                    ===============================================================
Interest-bearing liabilities
   Savings .......................................................  $ 12,329        115      1.88   $ 13,078         129       1.98
   NOW and money market deposit accounts .........................    52,953        677      2.58     54,071         670       2.50
   Consumer CDs and IRAs .........................................    46,876      1,208      5.20     51,180       1,316       5.18
   Negotiated CDs, public funds and other time deposits ..........     4,132        115      5.60      3,443          92       5.40
   Foreign time deposits .........................................    12,263        326      5.37      9,401         244       5.22
   Federal funds purchased and securities sold under
       agreements to repurchase and other short-term borrowings ..    58,274      1,555      5.38     42,156       1,104       5.28
   Trading account liabilities (3) ...............................    14,942        366      4.94      9,677         325       6.78
   Long-term debt (5) ............................................    32,360      1,056      6.53     28,611         935       6.54
                                                                    ---------------------------------------------------------------
          Total interest-bearing liabilities (6) .................   234,129      5,418      4.66    211,617       4,815       4.58
                                                                    ---------------------------------------------------------------
Noninterest-bearing sources
   Noninterest-bearing deposits ..................................    40,008                          36,770
   Other liabilities .............................................    15,007                          11,921
   Shareholders' equity ..........................................    24,584                          23,598
                                                                    ---------------------------------------------------------------
          Total liabilities and shareholders' equity .............  $313,728                        $283,906
                                                                    ===============================================================
Net interest spread ..............................................                           3.19                              3.42
Impact of noninterest-bearing sources ............................                            .62                               .63
                                                                    ---------------------------------------------------------------
Net interest income/yield on earning assets ......................             $  5,127      3.81%              $  4,916       4.05%
                                                                    ===============================================================

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

(4) Interest income includes taxable-equivalent adjustments of $70 and $64 in 1998 and 1997, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $87 and $94 in 1998 and 1997, respectively.


(5)  Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying linked liabilities $31 and $21 in 1998 and 1997, respectively.

Provision for Credit Losses

         The provision for credit losses totaled $265 million and $530 million for the second quarter and first six months of 1998, respectively, compared to $225 million and $447 million for the same periods in 1997. The increase in provision expense was due to increased net charge-offs which totaled $276 million and $553 million for the three and six months ended June 30, 1998, respectively, compared to $220 million and $435 million for the same year-ago periods. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Allowance for Credit Losses" and "Concentrations of Credit Risk" sections.

Gains on Sales of Securities

         Gains on sales of securities were $108 million and $260 million in the second quarter and first six months of 1998 compared to $29 million and $72 million in the same year-ago periods. Securities gains were higher as a result of increased sales activity due to favorable market opportunities.

Noninterest Income

         As presented in Table Five, noninterest income increased 31 percent to $1.9 billion and 32 percent to $3.6 billion in the second quarter and first six months of 1998, respectively, reflecting higher levels of income from almost all categories, including investment banking income, brokerage income, and a gain on the sale of a partial ownership interest in a mortgage company in the first quarter of 1998. Excluding acquisitions, noninterest income increased approximately 15 percent and 13 percent for the second quarter and first six months of 1998.

Table Five
Noninterest Income
(Dollars in Millions)

                                                            Three Months                         Six Months
                                                           Ended June 30         Change         Ended June 30        Change
                                                          --------------  -------------------   -------------    ----------------
                                                          1998    1997     Amount     Percent   1998    1997     Amount    Percent
                                                          -----------------------------------------------------------------------
Service charges on deposit accounts ................... $  461   $  452   $    9        2.0%  $  915   $  884   $   31        3.5%
Mortgage servicing and other mortgage-related income ..     70       68        2        2.9      145      139        6        4.3
Investment banking income .............................    377      153      224      146.4      687      244      443      181.6
Trading account profits and fees ......................     97       77       20       26.0      203      177       26       14.7
Brokerage income ......................................    113       49       64      130.6      225       92      133      144.6
Other nondeposit-related service fees .................     88       91       (3)      (3.3)     187      180        7        3.9
Asset management and fiduciary service fees ...........    177      193      (16)      (8.3)     347      380      (33)      (8.7)
Credit card income ....................................    110      105        5        4.8      206      200        6        3.0
Other income ..........................................    366      236      130       55.1      720      449      271       60.4
                                                        --------------------------------------------------------------------------
                                                        $1,859   $1,424   $  435       30.5   $3,635   $2,745   $  890       32.4
                                                        =========================================================================



o Mortgage servicing and other mortgage-related income increased 3 percent to $70 million and 4 percent to $145 million in the second quarter and first six months of 1998, respectively. The average portfolio of loans serviced increased 6 percent from $118.5 billion in the first six months of 1997 to $125.7 billion in the first six months of 1998. Mortgage loan originations through the Corporation's mortgage subsidiary increased from $6.4 billion in the first six months of 1997 to $14.8 billion for the same period of 1998, primarily reflecting changes in the interest rate environment as well as the Corporation's efforts to maintain the mortgage servicing portfolio at target levels. Origination volume in the first six months of 1998 was approximately $8.3 billion of correspondent and wholesale loan volume and $6.5 billion of retail loan volume.

         In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was approximately $4.8 billion on June 30, 1998 with associated net unrealized gains of $14 million. These contracts generally have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain interest rate swaps. The notional amount of such contracts on June 30, 1998 was $14.8 billion with an associated net unrealized gain of $37 million.

o Investment banking income increased 146 percent to $377 million and 182 percent to $687 million in the second quarter and first six months of 1998, respectively, reflecting increased levels of fees across all categories. Excluding the acquisition of Montgomery, investment banking income would have increased approximately 57 percent and 83 percent for the second quarter and first six months of 1998, respectively. Securities underwriting fees increased $139 million to $193 million for the second quarter of 1998 as a result of the Montgomery acquisition and continued strong internal growth. Higher syndication fees were the result of 128 agent-only deals totaling $62.4 billion in the second quarter of 1998 compared to 125 agent-only deals totaling $53.4 billion in the same year-ago period. Gains on principal investing activities (investing in equity or equity-related transactions) increased $28 million in the second quarter of 1998 over the same period in 1997. Advisory services fees increased in the second quarter of 1998 by $38 million reflecting the impact of the Montgomery acquisition.

         Investment banking income by major business activity follows (dollars in millions):
                                        Three Months Ended  Six Months Ended
                                             June 30           June 30
                                        ------------------  ----------------
                                          1998     1997     1998     1997
                                          -------------------------------
Investment Banking Income

Securities underwriting ................  $193     $ 54     $352     $ 80
Syndications ...........................    76       36      126       56
Principal investment activities ........    50       22      105       46
Advisory services ......................    47        9       70       14
Other ..................................    11       32       34       48
                                          -------------------------------
   Total investment banking income .....  $377     $153     $687     $244
                                          ===============================

o Trading account profits and fees by major business activity follows (dollars in millions):
                                        Three Months Ended  Six Months Ended
                                             June 30           June 30
                                        ------------------  ----------------
                                          1998     1997     1998     1997
                                          -------------------------------
Trading Account Profits and Fees

Securities trading .....................  $ 42     $ 21     $ 79     $ 40
Interest rate contracts ................    33       40       79       81
Foreign exchange contracts .............    14       11       24       28
Other ..................................     8        5       21       28
                                          -------------------------------
                                          $ 97     $ 77     $203     $177
                                          ===============================

o Brokerage income increased $64 million and $133 million from the second quarter and first six months of 1997 due mainly to the addition of Montgomery as well as internal growth of 14 percent and 17 percent, respectively.

o Asset management and fiduciary service fees decreased $16 million to $177 million in the second quarter of 1998 and decreased $33 million to $347 million for the first six months of 1998, reflecting the impact of the third quarter 1997 sales of certain corporate and institutional trust businesses, which included businesses that provided administrative and record-keeping services for employee benefit plans.

o Other income totaled $366 million and $720 million in the second quarter and first six months of 1998, respectively, an increase of $130 million and $271 million over the same periods of 1997. The increase over the first six months of 1997 was due primarily to a gain of approximately $110 million on the sale of a partial ownership interest of a mortgage company as well as the Oxford acquisition during the second quarter of 1997. Other income includes: certain prepayment fees and other fees (such as net gains on sales of miscellaneous investments, business activities, premises and other similar items), net rental income on operating automobile leases, servicing and related fees from the Corporation's consumer finance business, insurance commissions and earnings and bankers' acceptances and letters of credit fees.

Merger and Restructuring Items

         In connection with the Barnett merger during the first quarter of 1998, the Corporation incurred pretax merger and restructuring items of $900 million ($642 million after-tax), which consisted of approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs and occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other Barnett merger costs (including legal and investment banking fees).

         During the second quarter of 1998, the Corporation divested 67 Florida branches with aggregate loans and deposits of $1.4 billion and $2.4 billion, respectively, in accordance with the Federal Reserve Board, the Department of Justice and certain Florida authorities approvals of the Barnett merger. These regulatory-required divestitures resulted in a pretax gain of approximately $430 million ($277 million after tax) which has been reflected in Merger and Restructuring Items on the Consolidated Statement of Income.
See Note Two to the consolidated financial statements for additional information.

Noninterest Expense

         As presented in Table Six, the Corporation's noninterest expense increased 12 percent and 11 percent to $2.5 billion and $5.0 billion in the second quarter and first six months of 1998, respectively, over the same periods of 1997. Excluding acquisitions and related transition expenses, noninterest expense during the first six months of 1998 was essentially unchanged.

Table Six
Noninterest Expense
(Dollars in Millions)

                                                    Three Months                             Six Months
                                                    Ended June 30            Change         Ended June 30          Change
                                                  -----------------   -------------------  ---------------    -----------------
                                                   1998      1997       Amount    Percent   1998      1997    Amount     Percent
                                                  -----------------------------------------------------------------------------
Personnel .....................................   $1,265    $1,099    $  166       15.1%  $2,503    $2,193    $  310       14.1%
Occupancy, net ................................      211       193        18        9.3      415       377        38       10.1
Equipment .....................................      189       179        10        5.6      384       375         9        2.4
Marketing .....................................       83        84        (1)      (1.2)     171       170         1         .6
Professional fees .............................       82        94       (12)     (12.8)     171       179        (8)      (4.5)
Amortization of intangibles ...................      137       127        10        7.9      276       240        36       15.0
Data processing ...............................      107        72        35       48.6      214       157        57       36.3
Telecommunications ............................       81        67        14       20.9      157       134        23       17.2
Other general operating .......................      260       253         7        2.8      490       509       (19)      (3.7)
General administrative and miscellaneous ......       93        65        28       43.1      179       124        55       44.4
                                                  -----------------------------------------------------------------------------
                                                  $2,508    $2,233    $  275       12.3   $4,960    $4,458    $  502       11.3
                                                  =============================================================================

         A discussion of the significant components of noninterest expense in the second quarter and the first six months of 1998 compared to the same periods in 1997 follows:

o Personnel expense increased $166 million and $310 million in the second quarter and first six months of 1998, respectively, over the comparable 1997 periods due mainly to the addition of Montgomery. Excluding the Montgomery acquisition, personnel expense was essentially unchanged. On June 30, 1998, the Corporation had approximately 99,000 full-time equivalent employees compared to approximately 102,000 full-time equivalent employees on December 31, 1997.

o Intangibles amortization expense increased to $137 million in the second quarter and $276 million in the first six months of 1998, reflecting the impact of the Montgomery and Oxford transactions.

o Data processing expense increased $35 million to $107 million in the second quarter of 1998 and $57 million to $214 million during the first six months of 1998 mainly as a result of the Montgomery acquisition and Year 2000 expenses.

o General administrative and miscellaneous expense increased $55 million to $179 million in the first six months of 1998 due mainly to the addition of Montgomery.

         Noninterest expense includes the cost of projects to ensure accurate date recognition and data processing with respect to the Year 2000 issue as it relates to the Corporation's businesses, operations, customers and vendors. A process of software inventory, analysis, modification, testing and verification and implementation is underway. The Corporation expects to substantially complete the Year 2000 software conversion projects for its systems by the end of 1998. The related costs, which are expensed as incurred, are included in professional, data processing, and equipment expenses. Cumulative Year 2000 expenses incurred through the second quarter of 1998 amounted to approximately $50 million and the total cost of the Year 2000 project is estimated to be approximately $120 million.

         Management believes that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of systems and technology. Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Corporation undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from, the Corporation, or whose financial condition or operational capability is important to the Corporation as borrowers, vendors, customers or investment opportunities. Therefore, in early 1998, communications with these parties commenced to heighten their awareness of the Year 2000 issue. Over the next 18 months, the plans of such third parties to address the Year 2000 issue will be monitored and any identified impact on the Corporation will be evaluated.

Income Taxes

         The Corporation's income tax expense for the second quarter and first six months of 1998 was $727 million and $1.1 billion, respectively, for effective tax rates of 34 percent and 36 percent, respectively. Excluding merger and restructuring items, the effective tax rate for the second quarter, as well as the first six months of 1998, was 34 percent. Income tax expense for the second quarter and first six months of 1997 was $515 million and $992 million, respectively, for an effective tax rate of 36 percent for both periods. The reduction in the effective tax rate from 1997 to 1998 was due primarily to the reorganization of certain subsidiaries of the Corporation in 1998.

Balance Sheet Review And Liquidity Risk Management

         The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and capital position. The average balances discussed below can be derived from Table Four. The following discussion addresses changes in average balances for the first six months of 1998 compared to the same period in 1997.

         Average levels of customer-based funds for the first six months of 1998 decreased $2.2 billion to $156.3 billion compared to average levels for the first six months of 1997 due to deposit declines in the former Boatmen's franchise, including the impact of sales of selected banking centers. As a percentage of total sources, average levels of customer-based funds in the first six months of 1998 decreased to 50 percent compared to 56 percent for the same period in 1997.

         During the first six months of 1998, higher average levels of market-based funds replaced the lower average levels of customer-based funds. Average levels of market-based funds for 1998 increased $24.3 billion over 1997 levels to $85.5 billion compared to $61.2 billion for the same period in 1997.

Market-based funds also comprised a larger portion of total sources of funds at approximately 27 percent in 1998 compared to approximately 22 percent during the same period in 1997. In addition, 1998 average levels of long-term debt increased by $3.7 billion over average levels during the same six month period in 1997, mainly the result of borrowings to fund business development opportunities and to replace debt maturities.

         Average loans and leases, the Corporation's primary use of funds, decreased $570 million to $177.8 billion during the first six months of 1998. As a percentage of total uses of funds, average loans and leases for the first six months of 1998 decreased to 57 percent from 63 percent during the same period in 1997. The decrease in average loans and leases was due primarily to approximately $15.7 billion of securitizations in 1997, which mainly took place in the third quarter, and $3.0 billion in 1998. The ratio of average loans and leases to average customer-based funds was 114 percent in 1998 and 113 percent in 1997. See "Concentrations of Credit Risk - Consumer" for managed loans information, page 35.

         The average securities portfolio in the first six months of 1998 increased $20.9 billion over 1997 levels, amounting to 15 percent of total uses of funds in 1998 compared to 10 percent in the first six months of 1997. See the following "Securities" section for additional information on the securities portfolio.

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

Securities

         The securities portfolio on June 30, 1998 consisted of securities held for investment totaling $994 million and securities available for sale totaling $44.0 billion compared to $1.2 billion and $49.4 billion, respectively, on December 31, 1997. The decrease in available for sale securities reflects the Corporation's sale of certain securities in light of favorable market conditions.

         On June 30, 1998 and December 31, 1997, the market value of the Corporation's securities held for investment reflected net unrealized appreciation of $11 million and $5 million, respectively.

         The valuation reserve for securities available for sale, marketable equity securities and certain servicing assets increased shareholders' equity by $466 million on June 30, 1998, primarily reflecting pretax appreciation of $586 million on debt securities and $112 million on marketable equity securities. The valuation reserve increased shareholders' equity by $408 million on December 31, 1997.

         The estimated average maturities of securities held for investment and securities available for sale portfolios were 1.67 years and 5.47 years, respectively, on June 30, 1998 compared with 1.48 years and 5.45 years, respectively, on December 31, 1997. The increase in the valuation reserve was primarily attributable to a decrease in market interest rates over the first six months of 1998.

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

         As reflected in Table Seven, the total gross notional amount of the Corporation's ALM interest rate swaps on June 30, 1998 was $41.3 billion, with the Corporation receiving fixed on $31.2 billion, primarily converting variable-rate commercial loans to fixed rate, and receiving variable on $3.5 billion. The net receive fixed position was $27.7 billion on June 30, 1998, a decrease of $2.0 billion from December 31, 1997. In addition, the Corporation had $6.6 billion of basis swaps linked primarily to long-term debt.

         Table Seven also summarizes the expected maturities, weighted average pay and receive rates and the unrealized gains and losses on June 30, 1998 of the Corporation's ALM interest rate contracts. Floating rates represent the last repricing and will change in the future based primarily on movements in one-, three- and six-month LIBOR rates.

         The net unrealized appreciation of the ALM swap portfolio on June 30, 1998 was $385 million compared to unrealized appreciation of $307 million on December 31, 1997. The amount of net realized deferred gains associated with terminated ALM swaps was $58 million and $51 million on June 30, 1998 and December 31, 1997, respectively.

         To manage interest rate risk, the Corporation also uses interest rate option products, primarily caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. On June 30, 1998, the Corporation had a gross notional amount of $16.6 billion in outstanding interest rate option contracts used for ALM purposes compared to $6.2 billion at December 31, 1997. Such instruments are primarily linked to long-term debt, short-term borrowings and pools of similar residential mortgages and consist mainly of purchased options. On June 30, 1998, the net unrealized depreciation of ALM option products was $22 million compared to net unrealized depreciation of $7 million on December 31, 1997. The amount of net realized deferred gains associated with terminated ALM options was $17 million and $13 million on June 30, 1998 and December 31, 1997, respectively.

         In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated liabilities. Foreign currency contracts involve the conversion of certain scheduled interest and principal payments denominated in foreign currencies. On June 30, 1998, these contracts had a notional value of $2.7 billion and a net market value of negative $73 million.

         The net unrealized appreciation in the estimated value of the ALM interest rate and unrealized depreciation in the ALM foreign exchange portfolios should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

         For a discussion of the Corporation's management of risk associated with mortgage production activities, see the "Noninterest Income" section.

Table Seven
Asset and Liability Management Interest Rate Contracts
June 30, 1998
(Dollars in Millions, Average Expected Maturity in Years)

                                                                          Expected Maturity
                                             ----------------------------------------------------------------------------   Average
                                Unrealized                                                                       After      Expected
                               Gain/(Loss    Total        1998       1999      2000        2001      2002         2002      Maturity
                                 ------------------------------------------------------------------------------------------------
Asset Conversion Swaps
  Receive fixed generic ...........$  262                                                                                      2.70
    Notional amount ...............        $ 18,510   $   1,100   $    350     $5,925    $ 7,700     $ 3,435    $   --
    Weighted average receive rate .            6.41%       5.74%      6.42%      6.41%      6.44%       6.53%       --%
    Weighted average pay rate .....            5.67        5.69       5.69       5.67       5.67        5.67        --

  Pay fixed generic .............     (16)                                                                                     2.55
                                      ----
    Notional amount ...............        $  3,231   $      --   $    250     $1,000     $1,888     $    93    $   --
    Weighted average pay rate .....            6.21%         --%      6.46%      6.70%      5.86%       7.45%       --%
    Weighted average receive rate ..           5.78          --       5.69       5.70       5.76        7.11        --

  Total asset conversion swaps ....$ 246
                                   ======
    Notional amount ..............        $  21,741   $   1,100   $    600     $6,925     $9,588     $ 3,528    $   --

Liability Conversion Swaps
  Receive fixed generic ...........$ 141                                                                                       4.95
    Notional amount ...............        $ 12,670   $   1,596   $    830      $ 465     $3,655      $  495  $  5,629
    Weighted average receive rate .            6.32%       6.74%      7.26%      6.48%      5.76%       6.92%     6.37%
    Weighted average pay rate ....             5.79        6.48       7.65       5.84       5.61        5.76      5.44

  Pay fixed generic ..............   (2)                                                                                       4.76
                                 --------
    Notional amount ..............         $    276   $     100   $     --      $   8     $   10      $    8   $    150
    Weighted average pay rate ....             7.11%       9.31%        --%      6.01%      5.52%       6.65%      5.84%
    Weighted average receive rate ..           5.43        5.15         --       5.55       5.55        5.69       5.58

  Total liability conversion swaps.$ 139
                                   =====

    Notional amount .............          $ 12,946   $   1,696   $    830     $  473    $ 3,665      $  503  $  5,779
                                ---------------------------------------------------------------------------------------------------
  Total receive fixed swaps .......$ 403                                                                                       3.61
    Notional amount ..............         $ 31,180   $   2,696   $  1,180    $ 6,390    $11,355      $3,930  $  5,629
    Weighted average receive rate ..           6.37%       6.33%      7.01%      6.42%      6.22%       6.58%     6.37%
    Weighted average pay rate ......           5.72        6.15       7.07       5.69       5.65        5.68      5.44

  Total pay fixed swaps ............(18)                                                                                       2.72
    Notional amount ................       $  3,507   $     100   $    250     $1,008    $ 1,898      $  101   $   150
    Weighted average pay rate ......           6.28%       9.31%      6.46%      6.69%      5.86%       7.39%     5.84%
    Weighted average receive rate ..           5.75        5.15       5.69       5.70       5.76        7.00      5.58

  Basis Swaps ......................$ --                                                                                       2.38
                                 --------
    Notional amount ..............          $ 6,594   $     100   $  1,585      $ 443    $   122     $ 1,669  $  2,675
    Weighted average receive rate .            5.79%       5.72%      5.70%      5.72%      6.82%       5.59%     5.93%
    Weighted average pay rate ....             5.66        5.68       5.65       5.74       6.82        5.57      5.66

  Total Swaps ................... $   385
                                    =====
    Notional amount .............          $ 41,281    $  2,896   $  3,015     $7,841   $ 13,375    $  5,700  $  8,454
                                  -------------------------------------------------------------------------------------------------
Option Products
    Notional amount .............     (22) $ 16,552    $  2,100   $  4,825      $ 143   $     86    $    163  $  9,235
    Weighted average strike rate .             7.86%       6.50%      6.64%      8.13%      9.43%       7.70%     7.22%
                                  -------------------------------------------------------------------------------------------------

  Total Interest Rate Contracts .. $  363
                                    ======
    Notional amount .............          $ 57,833    $  4,996   $  7,840    $ 7,984   $ 13,461    $  5,863  $ 17,689

                                   -------------------------------------------------------------------------------------------------

Table Eight
Allowance For Credit Losses
(Dollars in Millions)

                                                                            Three Months               Six Months
                                                                            Ended June 30             Ended June 30
                                                                     -----------------------     -----------------------
                                                                        1998          1997         1998           1997
                                                                     ---------------------------------------------------
Beginning Balance ................................................   $   3,245     $   3,262     $   3,277     $   2,792
                                                                     ---------------------------------------------------
Loans, leases and factored accounts receivable charged off
   Commercial ....................................................         (34)          (21)          (63)          (52)
   Real estate commercial ........................................          (9)          (15)          (11)          (20)
   Real estate construction ......................................        --              (1)           (1)           (1)
                                                                     ---------------------------------------------------
      Total commercial ...........................................         (43)          (37)          (75)          (73)
                                                                     ---------------------------------------------------
   Residential mortgage ..........................................          (2)           (7)           (8)          (13)
   Credit card ...................................................        (125)         (131)         (262)         (247)
   Other consumer ................................................        (159)         (117)         (328)         (241)
                                                                     ---------------------------------------------------
      Total consumer .............................................        (286)         (255)         (598)         (501)
                                                                     ---------------------------------------------------
   Foreign .......................................................        --              (3)         --              (3)
   Lease financing ...............................................          (6)           (1)           (9)           (6)
   Factored accounts receivable ..................................          (2)           (6)           (6)          (10)
                                                                     ---------------------------------------------------
      Total loans, leases and factored accounts
         receivable charged off ..................................        (337)         (302)         (688)         (593)
                                                                     ---------------------------------------------------
Recoveries of loans, leases and factored accounts
   receivable previously charged off
   Commercial ....................................................          12            19            28            37
   Real estate commercial ........................................           4             7             7            10
   Real estate construction ......................................          (1)            2             3             3
                                                                     ---------------------------------------------------
      Total commercial ...........................................          15            28            38            50
                                                                     ---------------------------------------------------
   Residential mortgage ..........................................           1             1             2             2
   Credit card ...................................................          11            20            27            41
   Other consumer ................................................          32            32            65            61
                                                                     ---------------------------------------------------
      Total consumer .............................................          44            53            94           104
                                                                     ---------------------------------------------------
   Foreign .......................................................        --            --            --            --
   Lease financing ...............................................        --            --            --               1
   Factored accounts receivable ..................................           2             1             3             3
                                                                     ---------------------------------------------------
      Total recoveries of loans, leases and
         factored accounts receivable previously charged off .....          61            82           135           158
                                                                     ---------------------------------------------------
      Net charge-offs ............................................        (276)         (220)         (553)         (435)
                                                                     ---------------------------------------------------
Provision for credit losses ......................................         265           225           530           447
Allowance applicable to loans of purchased companies and other ...         (19)            5           (39)          468
                                                                     ---------------------------------------------------
Balance on June 30 ...............................................   $   3,215     $   3,272     $   3,215     $   3,272
                                                                     ===================================================
Loans, leases and factored accounts receivable,
   net of unearned income, outstanding end of period .............   $ 180,897     $ 181,555     $ 180,897     $ 181,555

Allowance for credit losses as a percentage of
   loans, leases and factored accounts receivable,
   net of unearned income, outstanding end of period .............       1.78%         1.80%         1.78%         1.80%

Average loans, leases and factored accounts receivable,
   net of unearned income, outstanding during the period .........   $ 180,123     $ 180,623     $ 178,973     $ 179,542

Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
   outstanding during the period .................................         .61%          .49%          .62%          .49%

Allowance for credit losses as a percentage of nonperforming loans      248.15        253.11        248.15        253.11

Allowance for Credit Losses

         The Corporation's allowance for credit losses was $3.2 billion, or 1.78 percent of net loans, leases, and factored accounts receivable on June 30, 1998 compared to $3.3 billion, or 1.85 percent, on December 31, 1997.

         Table Eight provides an analysis of the changes in the allowance for credit losses. During the second quarter of 1998, higher other consumer and commercial net charge-offs caused the $56-million increase in total net charge-offs, which amounted to $276 million, or .61 percent of average loans, leases and factored accounts receivable compared to $220 million, or .49 percent, for the same period in 1997. Net charge-offs increased $118 million to $553 million in the first six months of 1998 or .62 percent of average loans, leases, and factored accounts receivable, compared to net charge-offs of $435 million or .49 percent, for the first six months of 1997. Higher other consumer net charge-offs were due to net charge-offs associated with a sub-prime auto lending portfolio, which the Corporation is allowing to run off.

         Excluding increases that resulted from recent acquisitions, management expects charge-offs in general to increase modestly throughout 1998, with increases in the consumer loan categories anticipated as the Corporation continues its efforts to shift the mix of the managed loan portfolio to a higher consumer loan concentration. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provision for credit losses.

Nonperforming Assets

         As presented in Table Nine, on June 30, 1998, nonperforming assets were $1.4 billion, or .80 percent of net loans, leases, factored accounts receivable and foreclosed properties, compared to $1.4 billion, or .77 percent, on December 31, 1997. Nonperforming loans increased $81 million to $1.3 billion on June 30, 1998 due to higher commercial nonperforming loans partially offset by lower consumer nonperforming loans. The allowance coverage of nonperforming loans was 248 percent on June 30, 1998 compared to 270 percent on December 31, 1997.

Table Nine
Nonperforming Assets
(Dollars in Millions)

                                                              June 30        March 31      December 31   September 30    June 30
                                                                1998           1998           1997          1997           1997
                                                             ------------------------------------------------------------------
Nonperforming loans
    Commercial .........................................     $  450         $  472         $  316         $  399         $  459
    Real estate commercial .............................        183            179            185            233            231
    Real estate construction ...........................         32             57             23             24             20
                                                             ------------------------------------------------------------------
        Total commercial ...............................        665            708            524            656            710
                                                             ------------------------------------------------------------------
    Residential mortgage ...............................        355            382            382            368            354
    Other consumer .....................................        246            266            274            226            182
                                                             ------------------------------------------------------------------
        Total consumer .................................        601            648            656            594            536
                                                             ------------------------------------------------------------------
    Foreign ............................................       --             --                1           --             --
    Lease financing ....................................         29             32             33             39             47
                                                             ------------------------------------------------------------------
            Total nonperforming loans ..................      1,295          1,388          1,214          1,289          1,293
                                                             ------------------------------------------------------------------
Foreclosed properties ..................................        148            148            147            206            201
                                                             ------------------------------------------------------------------
            Total nonperforming assets .................     $1,443         $1,536         $1,361         $1,495         $1,494
                                                             ==================================================================
Nonperforming assets as a percentage of
    Total assets .......................................        .47%           .49%           .44%           .52%           .53%
    Loans, leases and factored accounts
        receivable, net of unearned income,
        and foreclosed properties ......................        .80            .86            .77            .88            .82
Loans past due 90 days or more and not
    classified as nonperforming ........................     $  382         $  362         $  411         $  369         $  370

Concentrations of Credit Risk

         In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. The following section discusses credit risk in the loan portfolio, including net charge-offs by loan categories as presented in Table Ten.

Table Ten
Net Charge-offs in Dollars and as a Percentage of Average Loans Outstanding (Dollars in Millions)

                                                     Three Months Ended June 30                Six Months Ended June 30
                                                  --------------------------------      -----------------------------------
                                                       1998                1997              1998                1997
                                                  --------------     -------------      ----------------     --------------
Commercial ....................................   $ 22      .13%     $  2      .01%      $ 35        .11%    $ 15       .05%
Real estate commercial and construction .......      6      .18         7      .19          2        .03        8       .11
                                                  -------------------------------------------------------------------------
     Total commercial .........................     28      .14         9      .05         37        .09       23       .06
                                                  -------------------------------------------------------------------------
Residential mortgage ..........................      1      .01         6      .05          6        .03       11       .05
Credit card ...................................    114     6.40       111     5.58        235       6.20      206      5.24
Other consumer ................................    127     1.23        85      .90        263       1.29      180       .95
                                                  -------------------------------------------------------------------------
     Total consumer ...........................    242     1.13       202      .90        504       1.19      397       .90
                                                  -------------------------------------------------------------------------
Foreign .......................................    --      --           3      .41        --         --         3       .20
Lease financing ...............................      6      .24         1      .10          9        .22        5       .18
Factored accounts receivable ..................    --      --           5     1.35          3        .54        7      1.21
                                                  -------------------------------------------------------------------------
     Total net charge-offs ....................   $276      .61      $220      .49       $553        .62     $435       .49
                                                  -------------------------------------------------------------------------
Selected managed net charge-offs and ratios:

Managed credit cards ..........................   $156     6.44%     $158     6.05%      $322       6.57%    $305      5.88%
Managed other consumer loans ..................    141     1.18        99      .88        297       1.24      208       .94

Net charge-offs for each loan type are calculated as a percentage of average outstanding or managed loans for each loan category. Total net charge-offs are calculated based on total average outstanding loans, leases and factored accounts receivable.

         Real Estate - Total nonresidential real estate commercial and construction loans, the portion of such loans which are nonperforming, foreclosed properties and other credit exposures are presented in Table Eleven. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.

         Total nonresidential real estate commercial and construction loans totaled $13.6 billion and $13.7 billion on June 30, 1998 and December 31, 1997, respectively, or 8 percent of net loans, leases and factored accounts receivable for both periods. Real estate loans past due 90 days or more and still accruing interest were $14 million, or .10 percent of real estate loans, on both June 30, 1998 and December 31, 1997.

         The exposures included in Table Eleven do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on June 30, 1998, the Corporation had approximately $11.1 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.

Table Eleven
Real Estate Commercial and Construction Loans, Foreclosed Properties and Other Real Estate Credit Exposures
June 30, 1998
(Dollars in Millions)

                                                                 Loans(1)                                Other
                                                     -------------------------------      Foreclosed      Credit
                                                       Outstanding     Nonperforming     Properties(2)  Exposures(3)
                                                     ------------------------------------------------------------
By Geographic Region(4):
Florida and Georgia ..............................     $ 3,964          $    77          $    12          $   533
Missouri, Kansas, Illinois, Iowa and Arkansas ....       2,223               33                6               30
Texas, Oklahoma and New Mexico ...................       1,855               19                1              276
Maryland, District of Columbia and Virginia ......       1,456               40               11              427
North Carolina and South Carolina ................       1,105               21                2              324
Other states .....................................       2,995               25                8              661
                                                       ----------------------------------------------------------
                                                       $13,598          $   215          $    40          $ 2,251
                                                       ==========================================================
By Property Type:
Apartments .......................................     $ 2,316          $    12          $  --            $   808
Office buildings .................................       1,895               13                3              214
Residential ......................................       1,749               31             --                 66
Shopping centers/retail ..........................       1,634               72                2              487
Industrial/warehouse .............................       1,289               14                1              139
Hotels ...........................................       1,205                7             --                130
Land and land development ........................         832               23               25               91
Commercial-other .................................         337               11                4               16
Unsecured ........................................         318                1             --                 63
Multiple use .....................................         216                4                1                1
Resorts/golf courses .............................         152             --               --               --
Other ............................................       1,655               27                4              236
                                                       ----------------------------------------------------------
                                                       $13,598          $   215          $    40          $ 2,251
                                                       ==========================================================

(1) On June 30, 1998, the Corporation had unfunded binding real estate commercial and construction loan commitments.

(2) Foreclosed properties include commercial and construction real estate loans only.

(3) Other credit exposures include letters of credit and loans held for sale.

(4)      Distribution based on geographic location of collateral.

         Other Industries - Table Twelve presents selected industry credit exposures, commercial loans, factored accounts receivable and lease financings. On June 30, 1998, commercial loan outstandings totaled $69.8 billion, or 39 percent of net loans, leases and factored accounts receivable, and $65.6 billion, or 37 percent, on December 31, 1997. Average managed commercial loans were $72.7 billion and $71.6 billion for the three months and six months ended June 30, 1998, respectively, compared to $65.3 billion and $65.0 billion for the same prior year periods and include a $4.2-billion commercial loan securitization completed in the third quarter of 1997. Commercial loan net charge-offs for the six months ended June 30, 1998 and 1997 were $35 million, or
 .11 percent of average commercial loans and $15 million, or .05 percent of average commercial loans, respectively. Commercial loans past due 90 days or more and still accruing interest were $71 million, or .10 percent of commercial loans, on June 30, 1998 compared to $36 million, or .05 percent, on December 31, 1997. Nonperforming commercial loans were $450 million, or .64 percent of commercial loans, on June 30, 1998, compared to $316 million, or .48 percent, on December 31, 1997.

Table Twelve
Selected Industry Loans, Leases and Factored Accounts
Receivable, Net of Unearned Income
June 30, 1998
(Dollars in Millions)
                                                               Outstanding
                                                               -----------
Health care ..............................................       $4,878
Food, including agribusiness .............................        3,727
Machinery and equipment, excluding defense ...............        3,596
Leisure and sports .......................................        3,437
Automotive excluding trucking ............................        3,239
Oil and gas ..............................................        3,234
Media ....................................................        3,206
Textiles and apparel, excluding retail ...................        3,118
Retail ...................................................        3,087
Transportation, excluding air and trucking ...............        2,257

         Consumer - On June 30, 1998 and December 31, 1997, total consumer loan outstandings totaled $85.2 billion, or 47 percent of net loans, leases and factored accounts receivable, and $86.0 billion, or 49 percent of net loans, leases and factored accounts receivable, respectively. The increase in total consumer net charge-offs during the six months ended June 30 1998 was due mainly to higher other consumer net charge-offs, the result of net charge-offs associated with a sub-prime auto lending portfolio which the Corporation is allowing to run off, as well as higher credit card net charge-offs in the first quarter of 1998 resulting mainly from deterioration in consumer credit quality experienced on an industry-wide basis.

         Average residential mortgage loans were $37.4 billion and $37.3 billion, respectively, for the three months and six months ended June 30,1998 compared to $43.5 billion and $42.7 billion for the same periods in 1997, reflecting the impact of approximately $8.1 billion of mortgage loan securitizations that occurred primarily during the third quarter of 1997 and $1.5 billion of mortgage loan securitizations in the first six months of 1998.

         Average managed credit card receivables (excluding private label credit cards) were $9.7 billion and $9.9 billion, respectively for the three months and six months ended June 30, 1998 compared to $10.5 billion for the same prior year periods. Higher net charge-offs during the first six months of 1998 reflect deterioration in consumer credit quality experienced on an industry-wide basis. Although 1998 net charge-offs are higher when compared to the second quarter of 1997, they have decreased to 6.44 percent of average managed credit cards for the second quarter of 1998 compared to 6.71 percent for the fourth quarter of 1997.

         Average other consumer loans for the second quarter and first half of 1998 were $41.1 billion and $41.0 billion, respectively, compared to $38.1 billion and $38.2 billion for the same periods in 1997. The increase was net of the impact of approximately $3.4 billion of securitizations that occurred throughout 1997 and $1.5 billion of securitizations in the second quarter of 1998. Average managed other consumer loans, which include direct and indirect consumer loans and home equity lines, as well as indirect auto loan and consumer finance securitizations, increased to $48.4 billion and $48.1 billion in the second quarter and first half of 1998, respectively, compared to $44.1 billion and $44.0 billion in the same periods of 1997.

         Total consumer loans past due 90 days or more and still accruing interest were $279 million, or .33 percent of total consumer loans, on June 30, 1998 compared to $353 million, or .41 percent, on December 31, 1997. Total consumer nonperforming loans were $601 million, or .71 percent of total consumer loans and $656 million, or .76 percent on June 30, 1998 and December 31, 1997, respectively.

Market Risk Management

         In the normal course of conducting its business activities, the Corporation is exposed to market risk which includes both price and liquidity risk. Price risk arises from fluctuations in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the market values of financial instruments. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current and future financial commitments or that the Corporation may not be able to liquidate financial instruments at market prices. Risk management procedures and policies have been established and are utilized to manage the Corporation's exposure to market risk. The strategy of the Corporation with respect to market risk is to maximize net income while maintaining an acceptable level of risk to changes in market rates. While achievement of this goal requires a balance between profitability, liquidity and market price risk, there are opportunities to enhance revenues through controlled risks. In implementing strategies to manage interest rate risk, the primary tools used by the Corporation are its securities portfolio and interest rate contracts, and management of the mix, yields or rates and maturities of assets and wholesale and retail funding sources of the Corporation.

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

         On June 30, 1998, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be less than 1 percent of net income when compared to stable rates.

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

         Earnings at risk is measured on both a gross and uncorrelated basis. The gross measure assumes that adverse market movements occur simultaneously across all segments of the trading portfolio, an unlikely assumption. On June 30, 1998, the gross estimates for aggregate interest rate, foreign exchange and equity and commodity trading activities were $69 million, $7 million and $3 million, respectively. Alternatively, using a statistical measure which is more likely to capture the effects of market movements, the uncorrelated estimate on June 30, 1998 for aggregate trading activities was $28 million. Both measures indicate that the Corporation's primary risk exposure is related to its interest rate activities.

         Average daily trading revenues during the first six months of 1998 approximated $2 million. During the first half of 1998, the Corporation's trading activities resulted in positive daily revenues for approximately 83 percent of total trading days. During the first six months of 1998, the standard deviation of trading revenues was $3 million. Using this data, one can conclude that the aggregate trading activities should not result in exposure of more than $5 million for any one day, assuming 99-percent confidence. When comparing daily earnings at risk to trading revenues, daily earnings at risk will average considerably more due to the assumption of no corrective actions as well as the assumption that adverse market movements occur simultaneously across all segments of the trading portfolio.

Capital Resources and Capital Management

         Presented below are the Corporation's regulatory capital ratios on June 30, 1998 and December 31, 1997:

                                                 June 30     December 31
                                                  1998         1997
                  -----------------------------------------------------
                  Risk-Based Capital Ratios
                  Tier 1 Capital ..........       7.32%        6.50%
                  Total Capital ...........      11.77        10.89

                  Leverage Capital Ratio ..       6.21         5.57

         The Corporation's and its significant banking subsidiaries' regulatory capital ratios on June 30, 1998 exceeded the regulatory minimums of 4 percent for Tier 1 risk-based capital, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent. The Corporation and its significant banking subsidiaries were considered "well-capitalized" on June 30, 1998. Ratios for December 31, 1997 have not been restated to reflect the impact of the Barnett merger. Barnett and its significant banking subsidiary were considered "well-capitalized" on December 31, 1997.

         Regulatory capital guidelines were amended on September 12, 1996 to incorporate a measure for market risk. In accordance with the amended guidelines, the Corporation and any of its banking subsidiaries with significant trading activity, as defined in the amendment, must incorporate a measure for market risk in their regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines did not have a material impact on the Corporation or its subsidiaries' regulatory capital ratios or their well capitalized status on June 30, 1998.

Table Thirteen
Selected Quarterly Operating Results
(Dollars in Millions Except Per-Share Information)

                                                                                               1998 Quarters
                                                                                         ------------------------
                                                                                          Second          First
                                                                                         ---------      ---------
Interest income ................................................................         $  5,206        $  5,269
Interest expense ...............................................................            2,679           2,739
Net interest income (taxable-equivalent) .......................................            2,563           2,564
Net interest income ............................................................            2,527           2,530
Provision for credit losses ....................................................              265             265
Gains on sales of securities ...................................................              108             152
Noninterest income .............................................................            1,859           1,776
Foreclosed properties expense ..................................................               16               5
Merger and restructuring items (income) expense ................................             (430)            900
Other noninterest expense ......................................................            2,508           2,452
Income before taxes ............................................................            2,135             836
Income tax expense .............................................................              727             339
Net income .....................................................................            1,408             497
Net income (excluding merger and restructuring items) ..........................            1,131           1,139
Earnings per common share ......................................................             1.47             .52
Earnings per common share (excluding merger and restructuring items) ...........             1.18            1.20
Diluted earnings per common share ..............................................             1.43             .51
Diluted earnings per common share (excluding merger and restructuring items) ...             1.15            1.17
Dividends per common share .....................................................              .38             .38

Yield on average earning assets ................................................             7.79%           7.90%
Rate on average interest-bearing liabilities ...................................             4.63            4.68
Net interest spread ............................................................             3.16            3.22
Net interest yield .............................................................             3.81            3.82

Average total assets ...........................................................         $312,540        $314,929
Average total deposits .........................................................          169,584         167,528
Average total shareholders' equity .............................................           24,855          24,310
Return on average assets .......................................................             1.81%            .64%
Return on average assets (excluding merger and restructuring items) ............             1.45            1.47
Return on average common shareholders' equity ..................................            22.75            8.28
Return on average common shareholders' equity
   (excluding merger and restructuring items) ..................................            18.27           19.01

Cash basis financial data (1)
    Earnings per common share ..................................................         $   1.61  $          .67
    Earnings per common share (excluding merger and restructuring items) .......             1.32            1.34
    Diluted earnings per common share ..........................................             1.57             .65
    Diluted earnings per common share (excluding merger and restructuring items)             1.29            1.31
    Return on average tangible assets ..........................................             2.05%            .85%
    Return on average tangible assets (excluding merger and restructuring items)             1.68            1.70
    Return on average tangible common shareholders' equity .....................            42.72           18.68
    Return on average tangible common shareholders' equity
        (excluding merger and restructuring items) .............................            35.06           37.60
Market price per share of common stock
     Closing price .............................................................         $76 11/16       $72 15/16
     High for the period .......................................................             85            75 1/8
     Low for the period ........................................................          72 1/16          56 1/4
Tier 1 capital ratio (2) .......................................................             7.32%           6.80%
Total capital ratio (2) ........................................................            11.77           11.19

(1) Cash basis calculations exclude intangible assets and the related amortization expense.

(2) Ratios for 1997 have not been restated to reflect the impact of the Barnett merger.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" on page 36 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      a. The Annual Meeting of Shareholders was held on April 22, 1998.

      b. The following are voting results on each of the matters which were submitted to the shareholders:

                                                       Against or               Broker
                                             For        Withheld   Absentions   Nonvotes
                                         ----------   ----------  -----------  --------
1.  To elect 26 directors
    Ray C. Anderson.............         792,297,514    6,017,766
    Rita Bornstein..............         792,043,438    6,271,842
    B.A. Bridgewater, Jr........         792,076,795    6,238,485
    Thomas E. Capps.............         791,871,099    6,444,181
    Alvin R. Carpenter..........         792,051,507    6,263,773
    Charles W. Coker............         791,973,640    6,341,640
    Thomas G. Cousins...........         792,002,517    6,312,763
    Andrew B. Craig, III........         791,850,052    6,465,228
    Alan T. Dickson.............         791,904,475    6,410,805
    Paul Fulton.................         792,001,858    6,313,422
    James H. Hance, Jr..........         792,123,771    6,191,509
    C. Ray Holman...............         792,205,191    6,110,089
    W.W. Johnson................         792,297,710    6,017,570
    Kenneth D. Lewis............         792,473,914    5,841,366
    Hugh L. McColl, Jr..........         791,841,273    6,474,007
    Russell W. Meyer, Jr........         792,248,632    6,066,648
    Richard B. Priory...........         792,181,296    6,133,984
    Charles E. Rice.............         791,694,885    6,620,395
    John C. Slane...............         791,955,332    6,359,948
    O. Temple Sloan, Jr.........         792,307,688    6,007,592
    Meredith R. Spangler........         792,260,910    6,054,370
    Albert E. Suter.............         792,230,851    6,084,429
    Ronald Townsend.............         792,032,733    6,282,547
    Jackie M. Ward..............         792,046,844    6,268,436
    John A. Williams............         792,230,790    6,084,490
    Virgil R. Williams..........         792,191,684    6,123,596


                                                      Against or                 Broken
                                             For      Withheld    Abstentions    Nonvotes
                                             ---      --------    -----------    --------
2.  To consider and act upon a
    proposal to ratify the action of
    the Board of Directors in selecting
    Price Waterhouse LLP as
    independent public accountants to
    audit the books of the Corporation
    and its subsidiaries for the
    current year.......................  791,757,140    2,775,606    3,782,534

3.  To consider and act upon a
    shareholder proposal requesting
    that the Corporation change the
    date of the Annual Meeting..........  27,031,537  622,973,570   29,498,651  118,811,522

4.  To consider and act upon a
    shareholder proposal requesting
    that the Corporation not
    increase salaries of executive
    officers or grant stock options
    to executive officers and
    directors in the event the
    dividend is reduced.................  66,518,016  598,707,008   14,554,167  118,536,089

5.  To consider and act upon a
    shareholder proposal requesting
    that the Board adopt a specific
    definition of independence for
    members of the compensation
    committee..........................  115,741,945  544,739,628   19,297,626  118,536,081

Item 5.  Other Information

         On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934. Rule 14a-4 governs a company's use of its discretionary proxy voting authority with respect to certain stockholder proposals raised at a stockholder meeting and not included as part of the Company's proxy materials ("non-Rule 14a-8 proposals"). In addition, Rule 14a-4 establishes a 45-day advance notice provision by which stockholders must present non-Rule 14a-8 proposals for consideration at annual meetings, although this period may be overridden by an advance notice provision included in a company's bylaws. The Successor Registrant has adopted such an advance notice provision which requires that non-Rule 14a-8 proposals must be received by the Successor Registrant no later than 75 days before the date it mailed its proxy materials for the prior year's annual meeting of stockholders (which, for 1999, will be 75 days before the date the Corporation mailed its 1998 proxy materials.) Accordingly, for the Successor Registrant's 1999 annual meeting of stockholders, the Secretary of the Successor Registrant must receive notice of a non-Rule 14a-8 proposal no later than the close of business on January 4, 1999, or such proposal may not be brought before the meeting. For proposals to be included as part of the proxy materials relating to the 1999 annual meeting of stockholders ("Rule 14a-8 proposals"), the Secretary of the Successor Registrant must receive notice of such proposal no later than the close of business on November 23, 1998.
     If the Reorganization is not consummated for any reason, the deadline for submitting Rule 14a-8 proposals would also be November 23, 1998, but the deadline for submitting non-Rule 14a-8 proposals would be February 3, 1999. Any non-Rule 14a-8 proposal received after that date would be considered untimely, and the Corporation may exercise discretionary proxy voting power with respect to such proposal. As previously indicated, the Reorganization is currently expected to close on September 30, 1998. See Note 2 - Merger Related Activity.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

 Exhibit 11 - Earnings Per Common Share Computation

 Exhibit 12(a) - Ratio of Earnings to Fixed Charges

 Exhibit 12(b) - Ratio of Earnings to Fixed Charges and Preferred Dividends

 Exhibit 27 - Financial Data Schedule


b. Reports on Form 8-K

         The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1998:

         Current Report on Form 8-K dated April 13, 1998, and filed April 15, 1998, Items 5&7.

         Current Report on Form 8-K dated January 9, 1998, and filed April 16, 1998, Items 5&7, which restated the Corporation's historical financial statements as of and for the three-year period ended December 31, 1997 to reflect the merger with Barnett which was accounted for as a pooling of interests.



         Current Report on Form 8-K dated April 10, 1998, and filed April 17, 1998, Item 5, as amended by Current Report on Form 8-K/A-1 dated April 10, 1998, and filed April 24, 1998, Item 7, and Current Report on Form 8-K/A-2 dated April 10, 1998, and filed May 18, 1998, Item 7, which included financial statements of BankAmerica as presented in its Annual Report on Form 10-K for the year ended December 31, 1997 and its Form 10-Q for the quarter ended March 31, 1998. In addition, the following unaudited pro forma condensed financial information was filed as part of this Current Report on Form 8-K, as amended, reflecting the BankAmerica transaction: Unaudited Pro Forma Condensed Balance Sheets as of March 31, 1998 and December 31, 1997 and Unaudited Pro Forma Condensed Statements of Income for the three months ended
         March 31, 1998 and for the years ended December 31, 1997, 1996 and
         1995.

         Current Report on Form 8-K dated April 28, 1998, and filed May 6, 1998, Items 5&7.

         Current Report on Form 8-K dated May 4, 1998, and filed May 13, 1998, Items 5&7.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NationsBank Corporation
                                         -------------------------
                                         Registrant

Date:  August 14, 1998                   /s/ Marc D. Oken
       ----------------                  -----------------
                                             Marc D. Oken
                                         Executive Vice President
                                         and Chief Accounting Officer
                                         (Duly Authorized Officer and
                                         Chief Accounting Officer)

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