Form 10-Q
period 1998-09-30
BANKAMERICA CORP/DE/
filed 1998-11-16
CIK 70858

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  1-6523

             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:

                            BankAmerica Corporation

         STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION:

                                   Delaware



                    I.R.S. EMPLOYER IDENTIFICATION NUMBER:

                                  56-0906609



                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                            100 North Tryon Street
                        Charlotte, North Carolina 28255



              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                (704) 386-5000

                    FORMER NAME, IF CHANGED SINCE LAST REPORT:

                             NationsBank Corporation



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---      ----

On October 31, 1998, there were 1,730,654,246 shares of BankAmerica Corporation Common Stock outstanding.

BankAmerica Corporation


September 30, 1998 Form 10-Q
-------------------------------------------------------------------------------


INDEX


                                                                                          Page
                                                                                          ----

Part I              Item 1. Financial Statements:
Financial                   Consolidated Statement of Income for the Three Months
Information                 and  Nine Months Ended September 30, 1998 and 1997............  2

                              Consolidated Balance Sheet on September 30, 1998
                              and December 31, 1997.......................................  3

                              Consolidated Statement of Cash Flows for the Nine Months
                              Ended September 30, 1998 and 1997...........................  4

                              Consolidated Statement of Changes in Shareholders' Equity
                              for the Nine Months Ended September 30, 1998 and 1997         5

                              Notes to Consolidated Financial Statements..................  6

                    Item 2. Management's Discussion and Analysis of Results of
                            Operations and Financial Condition............................ 17

                    Item 3. Quantitative and Qualitative Disclosures about Market Risk ... 57


---------------------------------------------------------------------------------------------



Part II
Other Information   Item 1. Legal Proceedings............................................. 57

                    Item 4. Submission of Matters to a Vote of Security Holders .......... 58

                    Item 6. Exhibits and Reports on Form 8-K ............................. 58

                    Signature............................................................. 59

                    Index to Exhibits..................................................... 60



Part I. Financial Information
Item 1.  Financial Statements
BankAmerica Corporation and Subsidiaries
Consolidated Statement of Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months              Nine Months
                                                                                   Ended September 30        Ended September 30
                                                                                   ------------------        ------------------
(Dollars in Millions, Except Per Share Information)                                1998           1997         1998          1997
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans and leases                                    $     7,084    $     7,370   $    21,301   $    21,924
  Interest and dividends on securities                                           1,105            787         3,311         2,256
  Federal funds sold and securities purchased under agreements to resell           492            382         1,342         1,102
  Trading account securities                                                       584            675         2,014         1,891
  Other interest income                                                            343            229           982           626
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                                        9,608          9,443        28,950        27,799
---------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                                       2,830          2,715         8,213         7,955
  Borrowed funds                                                                 1,278          1,062         3,817         2,941
  Trading account liabilities                                                      194            227           730           697
  Long-term debt                                                                   862            804         2,501         2,332
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                                 5,164          4,808        15,261        13,925
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                              4,444          4,635        13,689        13,874
PROVISION FOR CREDIT LOSSES                                                      1,405            489         2,410         1,406
---------------------------------------------------------------------------------------------------------------------------------
NET CREDIT INCOME                                                                3,039          4,146        11,279        12,468
GAINS ON SALES OF SECURITIES                                                       280             54           613           160
NONINTEREST INCOME
  Service charges on deposit accounts                                              855            860         2,515         2,505
  Mortgage servicing and other mortgage-related income                            (176)            97            12           298
  Investment banking income                                                        376            315         1,653           834
  Trading account profits and fees                                                (529)           281            75           853
  Brokerage income                                                                 198             71           566           222
  Other nondeposit-related service fees                                            178            163           546           494
  Asset management and fiduciary service fees                                      238            252           744           752
  Credit card income                                                               379            320         1,050           882
  Other income                                                                     886            719         2,373         1,691
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL NONINTEREST INCOME                                               2,405          3,078         9,534         8,531
---------------------------------------------------------------------------------------------------------------------------------
FORECLOSED PROPERTIES EXPENSE                                                        7             13            42            24
MERGER AND RESTRUCTURING ITEMS EXPENSE, NET                                        725             72         1,195            72
OTHER NONINTEREST EXPENSE
     Personnel                                                                   2,246          2,118         7,111         6,350
     Occupancy, net                                                                427            433         1,230         1,184
     Equipment                                                                     346            351         1,020         1,036
     Marketing                                                                     143            173           446           483
     Professional fees                                                             206            189           610           514
     Amortization of intangibles                                                   224            214           679           631
     Data processing                                                               195            153           560           446
     Telecommunications                                                            142            122           411           360
     Other general operating                                                       503            537         1,509         1,523
     General administrative and miscellaneous                                      144            116           436           338
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL OTHER NONINTEREST EXPENSE                                            4,576          4,406        14,012        12,865
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                         416          2,787         6,177         8,198
INCOME TAX EXPENSE                                                                  42          1,057         2,174         3,115
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $       374    $     1,730   $     4,003   $     5,083
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                $       372    $     1,706   $     3,979   $     4,988
---------------------------------------------------------------------------------------------------------------------------------
PER SHARE INFORMATION(1)
  Earnings per common share                                                $      0.21    $      0.99   $      2.30   $      2.87
---------------------------------------------------------------------------------------------------------------------------------
  Diluted earnings per common share                                        $      0.21    $      0.96   $      2.24   $      2.80
---------------------------------------------------------------------------------------------------------------------------------
  Dividends per common share                                               $      0.38    $      0.33   $      1.14   $      0.99
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES ISSUED (IN THOUSANDS)(1)                               1,740,092      1,722,243     1,732,297     1,736,460
---------------------------------------------------------------------------------------------------------------------------------


 (1)Shares and per share data reflect a 2-for-1 stock split on February 27, 1997 See accompanying notes to consolidated financial statements.

BankAmerica Corporation and Subsidiaries
Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------
                                                                             September 30  December 31
(Dollars in Millions)                                                             1998          1997
------------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                                    $  24,715    $  28,466
  Time deposits placed and other short-term investments                            6,692        8,363
  Securities
   Held for investment, at cost (market value - $3,935 and $4,905)                 4,180        4,822
   Available for sale                                                             67,959       62,209
-----------------------------------------------------------------------------------------------------
      Total securities                                                            72,139       67,031
-----------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under agreements to resell          30,725       20,200
  Trading account assets                                                          34,509       35,937
  Loans and leases, net of unearned income                                       350,687      341,059
  Factored accounts receivable                                                     1,295        1,081
  Allowance for credit losses                                                     (7,215)      (6,778)
-----------------------------------------------------------------------------------------------------

   Loans, leases and factored accounts receivable, net of unearned income
     and allowance for credit losses                                             344,767      335,362
-----------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                      7,249        8,123
  Customers' acceptance liability                                                  3,917        4,891
  Interest receivable                                                              3,838        3,584
  Unrealized gains on off-balance sheet instruments                               17,141       14,824
  Mortgage servicing rights                                                        2,155        2,040
  Goodwill                                                                        12,802       13,551
  Core deposits and other intangibles                                              2,080        2,203
  Other assets                                                                    31,944       26,408
-----------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                               $ 594,673    $ 570,983
-----------------------------------------------------------------------------------------------------

LIABILITIES
  Deposits in domestic offices:
   Interest-bearing                                                            $ 198,790    $ 202,082
   Noninterest-bearing                                                            83,508       85,815
  Deposits in foreign offices:
   Interest-bearing                                                               61,807       56,719
   Noninterest-bearing                                                             1,651        1,681
-----------------------------------------------------------------------------------------------------
     Total deposits                                                              345,756      346,297
-----------------------------------------------------------------------------------------------------
  Federal funds purchased and securities sold under agreements to repurchase      65,625       61,414
  Trading account liabilities                                                     17,775       17,300
  Commercial paper                                                                 5,579        5,925
  Other short-term borrowings                                                     22,793       12,120
  Liability to factoring clients                                                     769          591
  Acceptances outstanding                                                          3,916        4,893
  Unrealized losses on off-balance sheet instruments                              16,024       13,639
  Accrued expenses and other liabilities                                          16,659       16,755
  Trust preferred securities                                                       4,918        4,578
  Long-term debt                                                                  47,552       42,887
-----------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                             547,366      526,399
-----------------------------------------------------------------------------------------------------
   Contingent liabilities and other financial commitments (Note Six)
SHAREHOLDERS' EQUITY
  Preferred stock: authorized - 100,000,000 shares; issued and outstanding -
    1,967,245 and 10,933,884 shares                                                   84          708
  Common stock: authorized - 5,000,000,000 shares; issued and outstanding -
    1,742,037,974 and 1,722,537,672 shares                                        15,939       15,140
  Retained earnings                                                               30,615       28,438
  Accumulated other comprehensive income                                             784          407
  Other                                                                             (115)        (109)
-----------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                   47,307       44,584
-----------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $ 594,673    $ 570,983
-----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


BankAmerica Corporation and Subsidiaries
Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Nine Months
                                                                                                             Ended September 30
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                                                                       1998              1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                                                              $  4,003          $  5,083
  Reconciliation of net income to net cash provided by operating activities
    Provision for credit losses                                                                             2,410             1,406
    Gains on sales of securities                                                                             (613)             (160)
    Merger and restructuring expense                                                                        1,625                72
    Gain on divestitures                                                                                     (430)             --
    Depreciation and premises improvements amortization                                                       822               827
    Amortization of intangibles                                                                               679               631
    Deferred income tax expense                                                                               322               636
    Net change in trading instruments                                                                       1,801            (4,641)
    Net increase in interest receivable                                                                      (260)             (418)
    Net increase in interest payable                                                                          261               106
    Other operating activities                                                                             (3,970)           (3,234)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                             6,650               308
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from maturities of securities held for investment                                                  942             1,347
  Purchases of securities held for investment                                                                (249)             (361)
  Proceeds from sales and maturities of securities available for sale                                      53,900            31,239
  Purchases of securities available for sale                                                              (54,923)          (32,288)
  Net increase in federal funds sold and securities purchased
    under agreements to resell                                                                            (10,606)           (4,709)
  Net decrease (increase) in time deposits placed and other short-term
    investments                                                                                             1,671               (17)
  Purchases and net originations of loans and leases                                                      (67,424)          (32,618)
  Proceeds from sales and securitizations of loans and leases                                              46,886            27,347
  Purchases and originations of mortgage servicing rights                                                    (437)             (323)
  Purchases of factored accounts receivable                                                                (6,005)           (5,939)
  Collections of factored accounts receivable                                                               5,784             5,740
  Net purchases of premises and equipment                                                                    (122)             (460)
  Proceeds from sales of foreclosed properties                                                                416               527
  Sales and acquisitions of business activities, net of cash                                                  (57)            2,419
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                                 (30,224)           (8,096)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                                       4,507            (5,292)
  Net increase in federal funds purchased and securities
    sold under agreements to repurchase                                                                     4,219            21,148
  Net increase (decrease) in other short-term borrowings and commercial paper                               7,693            (3,526)
  Proceeds from issuance of trust preferred securities                                                        340             1,636
  Proceeds from issuance of long-term debt                                                                 11,225             5,833
  Retirement of long-term debt                                                                             (6,328)           (5,285)
  Proceeds from issuance of common stock                                                                    1,330             1,723
  Cash dividends paid                                                                                      (1,826)           (1,617)
  Common stock repurchased                                                                                   (600)           (7,989)
  Other financing activities                                                                                 (754)           (1,508)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                              19,806             5,123
------------------------------------------------------------------------------------------------------------------------------------
  Effect of exchange rate changes on cash and cash equivalents                                                 17                55
Net decrease in cash and cash equivalents                                                                  (3,751)           (2,610)
Cash and cash equivalents on January 1                                                                     28,466            28,571
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents on September 30                                                                $ 24,715          $ 25,961
------------------------------------------------------------------------------------------------------------------------------------


Loans transferred to foreclosed properties amounted to $285 and $423 for the nine months ended September 30, 1998 and 1997, respectively. Loans securitized and retained in the securities portfolio amounted to $4,177 and $8,140 for the nine months ended September 30, 1998 and 1997, respectively.

See accompanying notes to consolidated financial statements.



BankAmerica Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Accumulated            Total
                                                     Common Stock                      Other               Share-
(Dollars in Millions, Shares        Preferred      -----------------    Retained   Comprehensive           holders' Comprehensive
in Thousands)                           Stock      Shares     Amount    Earnings     Income(1)     Other   Equity       Income
------------------------------------------------------------------------------------------------------------------------------------

BALANCE ON DECEMBER 31, 1996         $  2,413    1,602,764  $ 11,419    $ 24,071      $    20     $(130)   $37,793
  Net income                                                               5,083                             5,083    $    5,083
  Other comprehensive
    income, net of tax                                                                    258                  258           258
                                                                                                                      ----------
  Comprehensive income                                                                                                $    5,341
                                                                                                                      ----------
  Cash dividends
    Common                                                                (1,522)                           (1,522)
    Preferred                                                                (95)                              (95)
  Common stock issued under
    employee plans                                  32,370     1,734                                (11)     1,723
  Stock issued in acquisitions             82      213,711    10,041                                        10,123
  Common stock repurchased                        (133,568)   (7,989)                                       (7,989)
  Conversion of preferred stock           (85)       3,822        85
  Redemption of preferred stock        (1,467)                                                              (1,467)
  Other                                                 11       (29)         (1)                     7        (23)
-------------------------------------------------------------------------------------------------------------------
BALANCE ON SEPTEMBER 30, 1997            $943    1,719,110  $ 15,261    $ 27,536      $   278     $(134)   $43,884
-------------------------------------------------------------------------------------------------------------------

BALANCE ON DECEMBER 31, 1997         $    708    1,722,538  $ 15,140    $ 28,438      $   407     $(109)   $44,584
  Net income                                                               4,003                             4,003    $    4,003
  Other comprehensive
    income, net of tax                                                                    377                  377           377
                                                                                                                     -----------
  Comprehensive income                                                                                               $     4,380
                                                                                                                     -----------
  Cash dividends
    Common                                                                (1,802)                           (1,802)
    Preferred                                                                (24)                              (24)
  Common stock issued under employee plans          27,768     1,349                                (19)     1,330
  Stock issued in acquisitions                         385        15                                            15
  Common stock repurchased                          (9,349)     (600)                                         (600)
  Conversion of preferred stock           (10)         417        10
  Redemption of preferred stock          (614)                                                                (614)
  Other                                                279        25                                 13         38
-------------------------------------------------------------------------------------------------------------------
BALANCE ON SEPTEMBER 30, 1998        $     84    1,742,038  $ 15,939    $ 30,615      $   784     $(115)   $47,307
-------------------------------------------------------------------------------------------------------------------

(1) Accumulated Other Comprehensive Income includes after tax net unrealized gains (losses) on securities available for sale and marketable equity securities, and foreign currency translation adjustments.

  See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1. The consolidated financial statements include the accounts ACCOUNTING POLICIES of BankAmerica Corporation and its majority-owned subsidiaries (the Corporation). All significant intercompany accounts and transactions have been eliminated.

                    The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications.

                    Accounting policies followed in the presentation of interim financial results are presented on pages 7 to 12 of the Corporation's Current Report on Form 8-K filed November 16, 1998, which reflects the supplemental consolidated financial statements of NationsBank Corporation (NationsBank) to reflect the merger of NationsBank and the former BankAmerica Corporation (BankAmerica) which was completed on September 30, 1998 and the merger of NationsBank with Barnett Banks, Inc. (Barnett) on January 9, 1998. NationsBank is the predecessor company of the Corporation.

                    During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard requires the Corporation to recognize all derivatives as either assets or liabilities in its financial statements and measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the statement. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Corporation is still assessing the impact of SFAS 133 on its financial condition and results of operations.

                    In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS 134), was issued. SFAS 134 provides guidance for mortgage banking firms on how to account for interests retained after securitizing mortgage loans previously held for sale. SFAS 134 is effective for fiscal quarters beginning after December 15, 1998. The Corporation does not expect the adoption of this standard to have a material impact on its results of operations or financial condition.
-------------------------------------------------------------------------------

NOTE 2.             On September 25, 1998, the Corporation reincorporated in
MERGER-RELATED      Delaware and on September 30, 1998, the Corporation
ACTIVITY            completed its merger with BankAmerica, a multi-bank holding company headquartered in San Francisco, California (the
                    Merger). In connection with the Merger, the Corporation changed its name from NationsBank Corporation to BankAmerica
                    Corporation. Prior to the Merger, BankAmerica provided banking and various other financial services throughout the U.S. and in selected international markets to consumers and business customers, including corporations, governments and other institutions. In the Merger, each outstanding share of BankAmerica common stock was converted into 1.1316 shares of the Corporation's common stock, resulting in the net issuance of approximately 779 million common shares to the BankAmerica shareholders. In addition, approximately 88 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain
                    BankAmerica employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of NationsBank and BankAmerica have been combined and reflected at their historical amounts.
                    BankAmerica's total assets, total deposits and total shareholders' equity on the date of the Merger amounted to approximately $263.4 billion, $179.0 billion and $19.6 billion, respectively.

                    In connection with the Merger, the Corporation incurred pre-tax merger and restructuring items during the third quarter of 1998 of approximately $725 million ($519 million after-tax). The merger and restructuring charge recognized certain employee termination benefits and other costs to exit redundant activities. Specifically, it included approximately $390 million for severance related to employees that have been identified as being impacted, management who have given notice related to change in control arrangements, and other related employee costs. The merger charge also included $205 million for contract terminations and the writing-off of supplies, signage, abandoned equipment and other assets where no future benefit is expected. In addition, legal and investment banking costs of $130 million were factored into the charge. The Corporation anticipates recording additional merger and restructuring items during the fourth quarter of 1998 and in 1999.

                    In compliance with certain requirements of the Federal Reserve Board, the Department of Justice and certain New Mexico authorities, in connection with the Merger, the Corporation has entered into an agreement to divest certain branches with loans and deposits aggregating approximately $167 million and $500 million, respectively, in various markets in New Mexico. These divestitures are expected to be completed in the fourth quarter of 1998.

                    For further information regarding the Merger, see the Corporation's Current Report on Form 8-K, as amended, dated April 17, 1998.

                    On August 31, 1998, the Corporation completed the sale of the investment banking operations of Robertson Stephens and incurred a loss of $15.3 million.

                    On January 9, 1998, the Corporation completed its merger with Barnett, a multi-bank holding company headquartered in Jacksonville, Florida (the Barnett merger). Barnett's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. As a result of the Barnett merger each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to convert stock options previously granted to certain Barnett employees. This transaction was accounted for as a pooling of interests and, accordingly, the recorded assets, liabilities, shareholders' equity, income and expenses of the Corporation and Barnett have been combined and reflected at their historical amounts.

                    In connection with the Barnett merger, the Corporation incurred pre-tax merger and restructuring items during the first quarter of 1998 of approximately $900 million ($642 million after-tax). This cost consisted of approximately $375 million, primarily in severance and change in control payments and other employee related items, $300 million of conversion and related costs and occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other Barnett merger costs (including legal and investment banking fees).

                    The following table summarizes the activity in the merger and restructuring reserves related to the BankAmerica merger and the Barnett merger for the nine months ended September 30, 1998:

                                                     BankAmerica         Barnett
                    (Dollars in Millions)                 Merger          Merger
                  --------------------------------------------------------------

                    Balance on January 1, 1998             $  -           $  -
                       Establishment of reserve              725            900
                       Cash payments                         (62)          (476)
                       Non-cash items                        (98)          (134)
                  --------------------------------------------------------------
                    Balance on September 30, 1998           $565          $ 290
                  ------------------------------------==========================



                    During the second quarter of 1998, the Corporation divested 67 Florida branches with aggregate loans and deposits of $1.4 billion and $2.4 billion, respectively, in accordance with the Federal Reserve Board, the Department of Justice and certain Florida authorities' approvals of the Barnett merger. These regulatory-required divestitures resulted in a pre-tax gain of approximately $430 million ($277 million after-tax) which has been reflected in Merger and Restructuring Items Expense on the Consolidated Statement of Income. These divestitures offset the first quarter merger and restructuring items, resulting in net pretax merger and restructuring items related to the Barnett merger of $470 million ($365 million after-tax) for the nine months ended September 30, 1998.

                    On June 1, 1997, the branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 took effect, allowing banking companies to consolidate their subsidiary bank operations across state lines. On May 6, 1998, the Corporation merged NationsBank of Texas, N.A. into NationsBank, N.A. On October 8, 1998, Barnett Bank, N.A. merged into NationsBank, N.A. As of October 8, 1998, the Corporation operated its banking activities primarily under three charters: Bank of America NT&SA, NationsBank, N.A. and NationsBank of Delaware, N.A., which (together with Bank of America National Association) operates the Corporation's credit card business. The Corporation plans to continue the consolidation of other banking subsidiaries (other than NationsBank of Delaware, N.A.) throughout 1999.

NOTE 3.             The fair values of the components of trading account assets
TRADING ACCOUNT     and liabilities on September 30, 1998 and December 31, 1997
ASSETS AND          and the average fair values for the nine months ended
LIABILITIES         September 30, 1998 were:


                                                                                              AVERAGE FOR
                                                                                                 THE NINE
                                                           SEPTEMBER 30  DECEMBER 31         MONTHS ENDED
                    (DOLLARS IN MILLIONS)                          1998        1997    SEPTEMBER 30, 1998
                   --------------------------------------------------------------------------------------
                    SECURITIES OWNED
                      U.S. Treasury securities                   $5,390      $10,537              $10,155
                      Securities of other U.S. Government
                        agencies and corporations                   907        2,392                1,930
                      Certificates of deposit, bankers'
                        acceptances and commercial paper          5,427        1,867                2,754
                      Corporate debt                              3,306        3,439                3,816
                      Foreign sovereign debt                      9,997       12,650               13,697
                      Mortgage-backed securities                  3,918        3,277                3,491
                      Other securities                            5,564        1,775                4,060
                   -----------------------------------------------------------------            ---------
                        TOTAL TRADING ACCOUNT ASSETS            $34,509      $35,937             $ 39,903
                   --------------------------------------------=====================            =========

                    SHORT SALES
                      U.S. Treasury securities                  $13,294      $13,087               $9,111
                      Corporate debt                                569          217                2,045
                      Foreign sovereign debt                      2,170        2,983                3,355
                      Other securities                            1,742        1,013                4,066
                   -----------------------------------------------------------------              -------
                        TOTAL TRADING ACCOUNT LIABILITIES       $17,775      $17,300              $18,577
                   --------------------------------------------=====================             ========

                    Derivatives-dealer assets and liabilities are reported as unrealized gains on off-balance sheet instruments and unrealized losses on off-balance sheet instruments, respectively. Unrealized gains and losses on off-balance sheet instruments were $17.1 billion and $16.0 billion on September 30, 1998, respectively, compared to $14.8 billion and $13.7 billion on December 31, 1997, respectively.

NOTE 4.             The distribution of net loans, leases and factored
LOANS, LEASES       accounts receivable on September 30, 1998 and December 31,
AND FACTORED        1997 was as follows:
ACCOUNTS
RECEIVABLE



                                                            September 30, 1998           December 31, 1997
                                                            ------------------           -----------------
                    (Dollars in Millions)                   Amount     Percent           Amount     Percent
                    ---------------------------------------------------------------------------------------

                    Commercial - domestic                 $132,256        37.6%        $121,382        35.5%
                    Commercial - foreign                    34,016         9.7           30,080         8.8
                    Commercial real estate - domestic       29,347         8.3           28,567         8.3
                    Commercial real estate - foreign           333         0.1              324         0.1
                    ---------------------------------------------------------------------------------------
                      Total commercial                     195,952        55.7          180,353        52.7
                    ---------------------------------------------------------------------------------------
                    Residential mortgage                    69,461        19.7           71,540        20.9
                    Home equity lines                       15,997         4.5           16,536         4.8
                    Bankcard (including private label)      12,256         3.5           14,908         4.4
                    Direct/Indirect consumer                39,812        11.3           40,058        11.7
                    Consumer finance                        13,707         3.9           14,566         4.3
                    Foreign consumer                         3,502         1.0            3,098         0.9
                    ---------------------------------------------------------------------------------------
                      Total consumer                       154,735        43.9          160,706        47.0
                    ---------------------------------------------------------------------------------------
                    Factored accounts receivable             1,295         0.4            1,081         0.3
                    ---------------------------------------------------------------------------------------
                    TOTAL LOANS, LEASES AND FACTORED ACCOUNTS
                      RECEIVABLE, NET OF UNEARNED INCOME$  351,982       100.0%       $ 342,140       100.0%
                    --------------------------------------=================================================

                    The recorded investment in certain loans that were considered to be impaired totaled $1.3 billion and $942 million on September 30,1998 and December 31, 1997, respectively, all of which were classified as nonperforming. Impaired loans on September 30, 1998 were comprised of commercial - domestic loans of $669 million, commercial - foreign loans of $288 million, commercial real estate - domestic loans of $303 million and commercial real estate - foreign loans of $1 million. On September 30, 1998 and December 31, 1997 the allowance for credit losses on impaired loans was $276 million and $145 million, respectively.

                    On September 30, 1998 and December 31, 1997, nonperforming loans, including certain loans which are considered to be impaired, totaled $2.3 billion and $2.1 billion, respectively. Foreclosed properties amounted to $288 million and $309 million on September 30, 1998 and December 31, 1997, respectively.
-------------------------------------------------------------------------------

NOTE 5.             In the third quarter of 1998, the Corporation issued $2.8
DEBT billion in senior long-term debt, with maturities ranging from 2000 to 2028. Of the $2.8 billion issued, $420 million was converted to floating rates through interest rate swaps at spreads ranging from 1 to 20 basis points over three-month LIBOR. Fixed-rate debt of $450 million issued but not swapped bears an interest rate of 6.125 percent. The remaining $1.9 billion of debt issued bears interest at spreads ranging from 5 to 14 basis points over three-month LIBOR and spreads equal to 1 basis point over six-month LIBOR.

                    NationsBank, N.A. maintains a program to offer up to $25.0 billion of bank notes from time to time with fixed or floating rates and maturities from seven days or more from date of issue. During the first nine months of 1998, $4.4 billion of bank notes classified as long-term debt were issued under this program, and $427 million of bank notes classified as long-term debt were issued under a prior program in the second quarter. Under this program, on September 30, 1998, there were short-term bank notes outstanding of $3.8 billion. In addition, under this program, there were bank notes outstanding on September 30, 1998 totaling $8.9 billion which were classified as long-term debt.

                    Bank of America NT&SA and Bank of America, N.A. maintain a program to offer up to $12.0 billion of bank notes from time to time with fixed or floating rates and maturities from 30 days to 15 years from date of issue. During the first nine months of 1998, $1.2 billion of bank notes classified as long-term debt were issued under this program. Under this program, on September 30, 1998, there were short-term bank notes outstanding of $2.4 billion. In addition, under this program, there were notes outstanding on September 30, 1998 totaling $4.5 billion which were classified as long-term debt.

                    Since October 1996, the Corporation (or its predecessors) formed thirteen wholly owned grantor trusts (NationsBank Capital Trusts I, II, III and IV, BankAmerica Institutional Capital A and B, BankAmerica Capital I, II, III and IV, and Barnett Capital I, II and III) to issue preferred securities and to invest the proceeds of such preferred securities into notes of the Corporation. Certain of the preferred securities were issued at a discount. Such preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. The terms of the preferred securities as of September 30, 1998 are summarized as follows:

                                                                      AGGREGATE
                                                                      PRINCIPAL
                                                      FACE AMOUNT       AMOUNTS       INTEREST
                      (Dollars in Millions)               ISSUED   OF THE NOTES           RATE     REDEEMABLE    MATURITY
                    ------------------------------------------------------------------------------------------------------
                    NATIONSBANK
                       Capital Trust I (Issued Dec. 1996)    $600         $619           7.84%     Dec. 2001   Dec. 2026
                       Capital Trust II (Issued Dec. 1996)    365          376           7.83      Dec. 2006   Dec. 2026
                       Capital Trust III (Issued Feb. 1997)   500          516    3-mo. LIBOR      Jan. 2007   Jan. 2027
                                                                                    +55.0 bps
                       Capital Trust IV (Issued  Apr. 1997)   500          516           8.25      Apr. 2007   Apr. 2027

                    BANKAMERICA
                       Institutional Capital A (Issued
                          Nov. 1996)                          450          464           8.07      Dec. 2006   Dec. 2026
                       Institutional Capital B (Issued
                          Nov. 1996)                          300          309           7.70      Dec. 2006   Dec. 2026
                       Capital I (Issued Dec. 1996)           300          309           7.75      Dec. 2001   Dec. 2026
                       Capital II (Issued Dec. 1996)          450          464           8.00      Dec. 2006   Dec. 2026
                       Capital III (Issued Jan. 1997)         400          412    3-mo. LIBOR      Jan. 2002   Jan. 2027
                                                                                   + 57.0 bps
                       Capital IV (Issued Feb. 1998)          350          361           7.00     Feb.  2003   Mar. 2028
                    BARNETT
                       Capital  I (Issued Nov. 1996)          300          309           8.06      Dec. 2006   Dec. 2026
                       Capital  II (Issued Dec. 1996)         200          206           7.95      Dec. 2006   Dec. 2026
                       Capital  III (Issued Jan. 1997)        250          258    3-mo. LIBOR      Feb. 2007   Feb. 2027
                                                                                    +62.5 bps

                    As of November 13, 1998, the Corporation has unused commercial paper back-up lines of credit totaling $1.2 billion of which $671 million expires in October 1999 and $479 million expires in October 2002. In addition, the Corporation has an unused $1.6 billion line of credit which expires in May 2001. These lines are supported by fees paid directly by the Corporation to unaffiliated banks.

                    As of November 13, 1998, the Corporation had the authority to issue approximately $9.6 billion of corporate debt and other securities under existing shelf registration statements.

                    The Corporation and NationsBank, N.A. may offer up to an aggregate of $8.5 billion of senior, or in the case of the Corporation, subordinated notes exclusively to non-United States residents under a joint Euro medium-term note program. Authority to issue additional debt under

                    BankAmerica's Euro medium term note program was cancelled in September 1998. As of November 13,1998, the Corporation and NationsBank N.A. had the authority to issue approximately $3.2 billion and $2.0 billion, respectively, of corporate debt securities under this program.

NOTE 6.             Credit Extension Commitments
COMMITMENTS         The Corporation enters into commitments to extend credit,
AND CONTINGENCIES   standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and participated to other financial institutions. The following summarizes commitments outstanding:

                                                                                       SEPTEMBER 30           DECEMBER 31
                     (DOLLARS IN MILLIONS)                                                   1998                  1997
                    ----------------------------------------------------------------------------------------------------

                    Commitments to extend credit:
                        Credit card commitments                                         $   74,064          $     69,297
                        Other loan commitments                                             240,253               226,773
                    Standby letters of credit and
                        financial guarantees                                                33,861                31,315
                    Commercial letters of credit                                             3,969                 3,748



                    On September 30, 1998, the Corporation had commitments to purchase and sell when-issued securities of $1.7 billion and $2.6 billion, respectively. This compares to commitments to purchase and sell when-issued securities of $8.8 billion and $8.2 billion, respectively, on December 31, 1997.

                    Derivatives
                    The following table presents the notional or contract amounts on September 30, 1998 and December 31, 1997 and the current credit risk amounts (the net replacement cost of contracts in a gain position on September 30, 1998 and December 31, 1997) of the Corporation's derivatives-dealer positions which are primarily executed in the over-the-counter market for trading purposes. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in the following table do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements.

                    ------------------------------------------------------------------------------------------------------
                    DERIVATIVES - DEALER POSITIONS
                    ------------------------------------------------------------------------------------------------------

                                                                       SEPTEMBER 30, 1998            DECEMBER 31, 1997
                    ------------------------------------------------------------------------------------------------------
                                                               CONTRACT/      CREDIT RISK       CONTRACT/   CREDIT RISK
                    (DOLLARS IN MILLIONS)                       NOTIONAL          AMOUNT (1)     NOTIONAL       AMOUNT (1)
                    ------------------------------------------------------------------------------------------------------

                    INTEREST RATE CONTRACTS
                      Swaps                                  $ 1,300,893         $  6,241      $  868,708       $ 3,759
                      Futures and forwards                       859,658              382         470,640           120
                      Written options                            766,403                -         476,152            --
                      Purchased options                          904,499            3,203         449,383         1,078

                    FOREIGN EXCHANGE CONTRACTS
                      Swaps                                       36,164            2,011          31,028         1,577
                      Spot, futures and forwards                 724,397            3,120         628,265         7,214
                      Written options                             78,668                -          80,438            --
                      Purchased options                           75,596              800          75,998           970

                    COMMODITY AND OTHER CONTRACTS
                      Swaps                                        4,725              259           2,713            80
                      Futures and forwards                         6,416                -           3,147            --
                      Written options                             24,763                -          14,159            --
                      Purchased options                           26,274            1,433          13,954           403
                                                                                ---------                     ---------
                        Total before cross product netting                         17,449                        15,201
                        Less: Cross product netting                                 1,504                           749
                                                                                ---------                     ---------
                        NET REPLACEMENT COST                                     $ 15,945                      $ 14,452
                    ------------------------------------------------------------=========---------------------=========

                    (1) Represents the net replacement cost the Corporation
                      could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.
                    Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. In managing derivatives credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives, are considered. In managing credit risk associated with its derivatives activities, the Corporation deals primarily with U.S. and foreign commercial banks, broker-dealers and corporates.

                    During the first nine months of 1998, there were $42 million in credit losses associated with Asset and Liability Management (ALM) transactions. On September 30, 1998, there were no nonperforming derivatives positions that were material to the Corporation. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the close out and netting of transactions with the same counterparty upon the occurrence of certain events.

                    A portion of the derivatives-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is minimal.

                    As of September 30, 1998, the Corporation had a notional value of $14.8 billion in credit derivatives, primarily credit defaults swaps.

                    LITIGATION

                    In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.

                    The Corporation's subsidiary, Bank of America NT & SA has been named in one such suit by the City of San Francisco and several related public entities, and by the State of California, in an action entitled State of California, etc ex rel Stull v. Bank of America NT & SA, et. al. (No. 968-484). The case was instituted on April 1, 1995 in the Superior Court for the City and County of San Francisco. The City of San Francisco and related public entities intervened in the case on May 1, 1997, and the State of California took over prosecution of the case on May 5, 1997. The chief allegation of this suit is that Bank of America retained unclaimed funds related to bonds and coupons that were not presented by bondholders rather than returning them to certain bond issuers or escheating such funds to the State. The suit also alleges False Claims Act exposure for alleged fee overcharges and claims that Bank of America improperly invested bond program funds. On November 12, 1998, the plaintiffs and Bank of America settled this suit whereby Bank of America agreed to pay $187.5 million to the plaintiffs. The settlement is subject to court approval.

                    The Corporation and certain present and former officers have been named as defendants in approximately 24 uncertified class actions filed in federal court alleging, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to DE Shaw & Co., L.P. until mid-October 1998, in violation of various provisions of the federal securities laws. The uncertified class periods consist generally of persons who were entitled to vote on the merger of NationsBank Corporation and BankAmerica Corporation, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar actions are pending in California state court, alleging violations of the California Corporations Code and involving factual allegations essentially the same as the federal actions. In addition, certain cases filed in California state court have alleged that the proxy statement-prospectus of August 4,1998, falsely stated that the merger would be one of equals, and allege a conspiracy on the part of certain executives to gain control over the newly merged entity. At least one such complaint seeks recovery under various state common law theories. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

                    Management believes, based upon the advice of counsel, that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

NOTE 7.             On January 1, 1998, the Corporation adopted SFAS 131,
BUSINESS SEGMENT    "Disclosures about Segments of an Enterprise and Related
INFORMATION         Information". Management reports the results of operations of the Corporation through four business segments: Consumer
                    Banking, which provides comprehensive retail banking services to individuals and small businesses through multiple delivery channels; Commercial Banking, which provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million;
                    Global Corporate and Investment Banking, which provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, capital markets and financial advisory services to domestic and international corporations, financial institutions and government entities; and Wealth Management and Principal Investing, which includes direct equity investments in businesses and investments in general partnership funds and the Private Bank which provides asset management, banking and trust services for high net worth clients both in the U.S. and internationally.

                    The following table includes revenues and net income for the nine months ended September 30, 1998 and assets as of September 30, 1998 for each business segment:

                                                                                            NET
                    (DOLLARS IN MILLIONS)                              REVENUES            INCOME                ASSETS
                    ---------------------------------------------------------------------------------------------------

                    Consumer Banking                                   $ 14,054            $ 3,053            $ 257,979
                    Commercial Banking                                    2,153                728               65,759
                    Global Corporate and Investment Banking               5,002                109              230,020
                    Wealth Management and Principal Investing             1,825                434               22,652
                    ---------------------------------------------------------------------------------------------------
                      TOTAL                                            $ 23,034            $ 4,324            $ 576,410
                    -------------------------------------------------==================================================

                    There were no material intersegment revenues between the four business segments.

                    A reconciliation of the total of the segments' net income to consolidated net income follows:


                                                                                                            NINE MONTHS
                                                                                                                  ENDED
                    (DOLLARS IN MILLIONS)                                                            SEPTEMBER 30, 1998
                    ---------------------------------------------------------------------------------------------------

                    Segments' net income                                                                        $ 4,324
                    Adjustments:
                    Gains on sales of securities, net of taxes                                                      386
                    Net gain on sales of subsidiary companies, net of taxes                                          37
                    Merger and restructuring items, net of taxes                                                   (884)
                    Earnings associated with unassigned capital, net of taxes                                       140
                    ----------------------------------------------------------------------------------------------------
                    CONSOLIDATED NET INCOME                                                                      $4,003
                    ---------------------------------------------------------------------------------------------=======

NOTE. 8              On October 13, 1998, the Corporation entered into an
SUBSEQUENT EVENTS    agreement with DE Shaw Securities Group, Inc. (DE Shaw), a trading and investment firm, to which a banking subsidiary of the Corporation had outstanding credit balances of approximately $1.4 billion as of September 30, 1998. This agreement provides for the purchase by a banking subsidiary of the Corporation of approximately $20 billion of fixed-income securities along with the related hedge positions
                     (purchased portfolio) and a modification of certain terms of the outstanding loans to such firm to provide, among other things, for an accelerated schedule of repayment. DE
                     Shaw positions and the purchased portfolio will be marked-to-market and reflected in earnings currently on an ongoing basis. Markets continue to be volatile, and the Corporation anticipates that it may likely recognize losses with respect to the positions in DE Shaw and the purchased portfolio, relating to deterioration occurring in the market prices for such positions and the purchased portfolio, the scope of which will be dependent upon the magnitude of such deterioration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

                    On September 25, 1998, the Corporation reincorporated in Delaware and on September 30, 1998, NationsBank Corporation (NationsBank) completed its merger with the former BankAmerica Corporation (BankAmerica) and changed its name to "BankAmerica Corporation" (the Corporation). In addition, on January 9, 1998, the Corporation completed its merger with Barnett. The BankAmerica and Barnett mergers were each accounted for as a pooling of interests and, accordingly, all financial information has been restated for all periods presented.

                    This report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Corporation. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation's most recent Annual Report on Form 10-K and its Current Report on Form 8-K filed November 16, 1998 which includes the Corporation's supplemental consolidated financial statements restated for the BankAmerica and Barnett mergers. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

                    The possible events or factors include the following, the Corporation's loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios, syndications or participations of loans, the retention of residential mortgage loans generated by the mortgage subsidiary, the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as, on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. Factors that may cause actual noninterest expense to differ from estimates include uncertainties relating to the Corporation's efforts to prepare its technology systems and non-information technology systems for the Year 2000 and the Euro conversion, as well as uncertainties relating to the ability of third parties with whom the Corporation has business relationships to address the Year 2000 issue and the Euro conversion issue in a timely and adequate manner. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

                    In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, which policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include competition with other local, regional and international banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and outside the United States; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation, and management's ability to manage these and other risks.

EARNINGS REVIEW
-------------------------------------------------------------------------------

                    TABLE ONE presents a comparison of selected operating results for the three months and nine months ended September 30, 1998 and 1997. Significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.

                    Operating net income (net income excluding merger and restructuring items) for the third quarter of 1998 decreased to $893 million from $1.77 billion in the third quarter of 1997, mainly due to the establishment of a $500 million reserve for the impact of uncertainties in global economic conditions and volatility in U.S.markets, and an additional provision for a $372 million write-down of a credit to DE Shaw Securities Group, Inc. (DE Shaw), a trading and investment firm. For additional discussion see "Concentrations of Credit Risk", page 42. Operating earnings per common share and diluted operating earnings per common share were $0.51 and $0.50, respectively, for the third quarter of 1998 compared to $1.02 and $0.99 in the comparable prior year period. Including a merger and restructuring charge of $725 million ($519 million, net of tax) related to the costs associated with the Merger, net income for the third quarter of 1998 was $374 million, or $0.21 per common share.

                    Operating net income for the first nine months of 1998 decreased 5 percent to $4.89 billion from $5.13 billion for the first nine months of 1997. Operating earnings per common share and diluted operating earnings per common share were $2.81 and $2.73, respectively, for the first nine months of 1998 compared to $2.90 and $2.82 in the comparable prior year period. Including merger and restructuring items for the first nine months of 1998 of $1.20 billion ($884 million, net of tax), net income was $4.00 billion, or $2.30 per common share, compared to the same year ago period net income of $5.08 billion or $2.87 per common share, which included merger and restructuring items of $72 million ($44 million, net of tax).

                    KEY PERFORMANCE HIGHLIGHTS FOR THE FIRST NINE MONTHS OF 1998
                    WERE:

                    o Taxable-equivalent net interest income decreased approximately 1 percent to $13.8 billion in the first nine months of 1998. The net interest yield decreased to
                       3.74 percent compared to 4.06 percent in the first nine months of 1997 due to higher levels of investment securities and a decrease in the spreads between loans and deposits.

TABLE ONE
SELECTED OPERATING RESULTS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended             Nine Months Ended
                                                                                    September 30                  September 30
                                                                                 ------------------             ------------------
(Dollars in Millions Except Per Share Information)                               1998         1997              1998         1997
---------------------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT
  Interest income                                                               $   9,608  $    9,443      $  28,950  $    27,799
  Interest expense                                                                  5,164       4,808         15,261       13,925
  Net interest income (taxable-equivalent)                                          4,484       4,676         13,811       13,991
  Net interest income                                                               4,444       4,635         13,689       13,874
  Provision for credit losses                                                       1,405         489          2,410        1,406
  Gains on sales of securities                                                        280          54            613          160
  Noninterest income                                                                2,405       3,078          9,534        8,531
  Foreclosed properties expense                                                         7          13             42           24
  Merger and restructuring items expense                                              725          72          1,195           72
  Other noninterest expense                                                         4,576       4,406         14,012       12,865
  Income before taxes                                                                 416       2,787          6,177        8,198
  Income tax expense                                                                   42       1,057          2,174        3,115
  Net income                                                                          374       1,730          4,003        5,083
  Net income available to common shareholders                                         372       1,706          3,979        4,988
  Net income (excluding merger and restructuring items)                               893       1,774          4,887        5,127
  Average common shares issued (in thousands)                                   1,740,092   1,722,243      1,732,297    1,736,460
PER COMMON SHARE
  Earnings                                                                      $    0.21   $    0.99      $    2.30    $    2.87
  Earnings (excluding merger and restructuring items)                                0.51        1.02           2.81         2.90
  Diluted earnings                                                                   0.21        0.96           2.24         2.80
  Diluted earnings (excluding merger and
    restructuring items)                                                             0.50        0.99           2.73         2.82
  Cash dividends paid                                                                0.38        0.33           1.14         0.99
  Shareholders' equity (period-end)                                                 27.12       25.00          27.12        25.00
BALANCE SHEET (PERIOD-END)
  Total loans, leases and factored accounts receivable, net of unearned income    351,982     336,293        351,982      336,293
  Total assets                                                                    594,673     543,414        594,673      543,414
  Total deposits                                                                  345,756     335,574        345,756      335,574
  Long-term debt                                                                   47,552      42,340         47,552       42,340
  Common shareholders' equity                                                      47,245      42,981         47,245       42,981
  Total shareholders' equity                                                       47,307      43,884         47,307       43,884
PERFORMANCE RATIOS
  Return on average assets                                                           0.26%       1.26%          0.93%        1.26%
  Return on average assets (excluding merger and restructuring items)                0.61        1.30           1.13         1.27
  Return on average common shareholders' equity                                      3.23       16.13          12.01        15.92
  Return on average common shareholders' equity (excluding merger
    and restructuring items)                                                         7.73       16.55          14.68        16.06
  Efficiency ratio (excluding merger and restructuring items)                       66.44       56.82          60.02        57.12
  Total equity  to total assets (period-end)                                         7.96        8.08           7.96         8.08
  Total average equity to total average assets                                       7.91        7.96           7.76         8.07
  Dividend payout ratio                                                            162.10       29.54          45.29        30.51
RISK-BASED CAPITAL RATIOS (PERIOD-END)(1)
  Tier 1                                                                             7.29        7.00           7.29         7.00
  Total                                                                             11.25       11.56          11.25        11.56
  Leverage capital ratio                                                             6.64        6.16           6.64         6.16
CASH BASIS FINANCIAL DATA (2)
  Earnings per common share                                                     $    0.34   $    1.11       $   2.69  $      3.24
  Earnings per common share (excluding merger and restructuring items)               0.64        1.14           3.20         3.26
  Diluted earnings per common share                                                  0.34        1.08           2.62         3.15
  Diluted earnings per common share (excluding merger and restructuring items)       0.63        1.11           3.11         3.18
  Return on average tangible assets                                                  0.42%       1.46%          1.11%        1.46%
  Return on average tangible assets (excluding merger and restructuring items)       0.79        1.49           1.33         1.47
  Return on average tangible common shareholders' equity                             7.76       28.08          21.59        27.62
  Return on average tangible common shareholders' equity
    (excluding merger and restructuring items)                                      14.51       28.73          25.69        27.83
  Efficiency ratio (excluding merger and restructuring items)                       63.18       54.07          57.11        54.32
  Ending tangible equity to tangible assets                                          5.59        5.52           5.59         5.52
MARKET PRICE PER SHARE OF COMMON STOCK
  Closing price                                                                 $   53 1/2     $61 7/8    $    53 1/2    $ 61 7/8
  High for the period                                                              88 7/16    71 11/16        88 7/16    71 11/16
  Low for the period                                                                47 7/8      56 5/8         47 7/8          48
---------------------------------------------------------------------------------------------------------------------------------

(1) Ratios for 1997 have not been restated to reflect the impact of the BankAmerica and Barnett mergers.
(2) Cash basis calculations exclude intangible assets and the related amortization expense.

                    o The provision for credit losses totaled $2.4 billion for the first nine months of 1998 compared to $1.4 billion for the same period in 1997. Net charge-offs as a percentage of average loans, leases and factored accounts receivable increased to .75 percent for the first nine months of 1998 compared to .53 percent for the same period in 1997. Total net charge-offs were $1.9 billion for the nine months ended September 30, 1998 compared to $1.4 billion for the same period in 1997. Higher net charge-offs were primarily the result of a third quarter $372 million write-down of a credit to DE Shaw, a trading and investment firm. For additional discussion, see "Concentrations of Credit Risk", page 42. Nonperforming assets on September 30, 1998 increased only slightly to $2.6 billion compared to $2.4 billion at December 31, 1997, the result of higher commercial nonperforming loans partially offset by lower consumer nonperforming loans.

                    o Noninterest income increased 12 percent to $9.5 billion in the first nine months of 1998. This growth was attributable to higher levels of income from most categories, including investment banking income, brokerage income, and other income, which included gains on securitizations during the second and third quarters, as well as the sale of a partial ownership interest in a mortgage company in the first quarter. Noninterest income increased approximately 5 percent excluding the acquisitions of Montgomery Securities (Montgomery) and Robertson Stephens in the fourth quarter of 1997, and NationsBanc Auto Leasing (formerly Oxford Resources Corp.)in the second quarter of 1997. Partially offsetting these increases were trading losses and a decrease of mortgage servicing income. For the first nine months of 1998 trading account profits and fees totaled $75 million compared to $853 million for the same period in 1997. The decrease is primarily attributed to a write-down of Russian securities and losses in corporate bonds and mortgage products as spreads widened in the third quarter. Mortgage servicing income for the first nine months of 1998 totaled $12 million compared to $298 million for the same period in 1997. The decrease was due to a write-down of mortgage servicing assets resulting from a drop in interest rates and an increase in prepayments in the third quarter.

                    o Other noninterest expense increased 9 percent to $14.0 billion, mainly a result of increases in personnel and data processing expenses associated with the acquisitions of Montgomery, Robertson Stephens, and NationsBanc Auto Leasing.

                    o Operating cash basis ratios, which measure operating performance excluding merger and restructuring items, intangible assets and the related amortization expense, fell with operating cash basis diluted earnings per common share decreasing by 2 percent to $3.11 for the nine months ended September 30, 1998 compared to $3.18 for the same period a year ago. For the nine months ended September 30, 1998, return on average tangible common shareholders' equity, excluding merger and restructuring items, decreased to 25.69 percent compared to 27.83 percent for the same period in 1997. The cash basis efficiency ratio was 57.11 percent in the first nine months of 1998, an increase of 299 basis points from the first nine months of 1997 due to the increase in noninterest expense associated with the Montgomery, Robertson Stephens, and NationsBanc Auto Leasing acquisitions in 1997.

                    o While the Corporation's core consumer and commercial banking activities, which are centered in the United States, continued to perform well during the third quarter, third quarter results were adversely affected by the deterioration of overseas economies and the volatility of United States financial markets. Provision expense rose sharply due to a $372 million write-down of a credit to DE Shaw and a $500 million additional reserve established against continuing uncertainties in global economic conditions. Weaker market conditions also affected investment banking income, which totaled

                       $376 million in the quarter, up from $315 million for the third quarter of 1997, but down from a record $664 million in the second quarter of 1998. Also within noninterest income, the Corporation recorded a $250 million write-down in the value of a mortgage servicing portfolio, primarily reflecting the impact of declining interest rates and increased prepayment rates.

                    o Conditions in overseas economies and United States and global market conditions continue to remain volatile. Accordingly, the Corporation may experience additional weaknesses in the fourth quarter relating to the impact of such conditions on the Corporation's credit and trading portfolios and additional weakness in income from operating units, such as investment banking, that may be adversely impacted by such conditions. As discussed under "Concentrations of Credit Risk", page 42, on October 13, 1998, the Corporation entered into an agreement with DE Shaw to which a banking subsidiary of the Corporation had outstanding credit balances of approximately $1.4 billion as of September 30, 1998. The agreement provides for the purchase by a banking subsidiary of the Corporation of approximately $20 billion of fixed income securities along with the related hedge positions (purchased portfolio) and a modification of certain terms of the outstanding loans to such firm to provide, among other things, for an accelerated schedule of repayment. DE Shaw positions and the purchased portfolio will be marked-to-market and reflected in earnings currently on an ongoing basis. Markets continue to be volatile and the Corporation anticipates that it may likely recognize additional losses with respect to such positions in DE Shaw and the purchased portfolio, relating to deterioration occurring in the market prices for such positions and the purchased portfolio, the scope of which will be dependent upon the magnitude of such deterioration.

BUSINESS SEGMENT OPERATIONS
-------------------------------------------------------------------------------

                    The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation's operations through four business segments:
                    Consumer Banking, Commercial Banking, Global Corporate and Investment Banking, and Wealth Management and Principal Investing.

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

                    Consumer Banking
                    The Consumer Banking segment provides comprehensive retail banking services to individuals and small businesses through multiple delivery channels including approximately 4,800 banking centers and 14,000 automated teller machines ("ATMs"). These banking centers and ATMs are located throughout the Corporation's franchise and serve 30 million households in 22 states and the District of Columbia. This segment also provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and personal computer, student lending and certain insurance services. The consumer finance component provides personal, mortgage, home equity and automobile loans to consumers, retail finance programs to dealers and lease financing to purchasers of new and used cars.


TABLE TWO
BUSINESS SEGMENT SUMMARY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                Wealth Management
                                                                                        Global Corporate and      and Principal
                                            Consumer Banking       Commercial Banking    Investment Banking      Investing Group
                                            -----------------      ------------------   --------------------    -----------------
(Dollars in Millions)                         1998       1997        1998        1997       1998       1997       1998       1997
---------------------------------------------------------------------------------------------------------------------------------


Net interest income (taxable-equivalent) $   8,977    $  9,346    $ 1,602   $   1,590   $  2,708  $   2,554    $    326  $    296
Noninterest income                           5,077       4,669        551         464      2,294      2,190       1,499     1,403
---------------------------------------------------------------------------------------------------------------------------------
  Total revenue                             14,054      14,015      2,153       2,054      5,002      4,744       1,825     1,699
Provision for credit losses                    959       1,345         59         (13)     1,377         71          14         3
Gains on sale of securities                      9          27          4           -          1         12           -         2
Foreclosed properties expense (income)          65          24          -           -        (23)       (20)          -        (1)
Noninterest expense                          8,212       8,442      1,004         955      3,562      2,520       1,141     1,071
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                   4,827       4,231      1,094       1,112         87      2,185         670       628
Income tax expense (benefit)                 1,774       1,689        366         432        (22)       824         236       234
---------------------------------------------------------------------------------------------------------------------------------
Net income (1)                           $   3,053    $  2,542    $   728   $     680   $    109  $   1,361    $    434  $    394
----------------------------------------=========================================================================================

Cash basis earnings (2)                  $   3,691    $  3,189    $   839   $     793   $    244  $   1,456    $    450   $   409

Net interest yield                            5.36%       5.42%      3.79%       4.09%      1.97%      2.02%       2.84%     3.21%

Average equity to average assets              8.41        8.26       6.79        6.36       5.96       5.30       12.46     13.21

Return on risk-adjusted average equity          20          16         23          25          1         18          25        26
Return on risk-adjusted tangible equity(2)      32          27         33          38          3         21          28        30

Efficiency ratio                              58.4        60.2       46.6        46.5       71.2       53.1        62.5      63.0
Cash basis efficiency ratio(2)                53.9        55.6       41.5        41.0       68.5       51.1        61.7      62.2

Average(3)
  Total loans and leases, net of
    unearned income                      $ 174,894    $186,353    $48,789   $  45,377   $104,801  $  99,019    $ 14,541  $ 11,684
  Total deposits                           228,617     230,669     21,261      20,078     62,153     59,999      11,706    10,872
  Total assets                             244,656     254,766     63,082      57,818    212,934    194,909      18,468    15,068

Period-end(3)
  Total loans and leases, net of
    unearned income                        172,075     177,769     50,353      45,778    111,831     97,783      16,500    12,859
  Total deposits                           225,578     230,420     22,049      22,096     65,069     61,672      11,972    11,501
  Total assets                             257,979     249,195     65,759      59,543    230,020    200,984      22,652    17,620
------------------------------------------------------------------------------------------------------------------------

 (1) Business Segment results are presented on a fully allocated basis but do not include $321 net expense for the first nine months of 1998 and $107 net income for the first nine months of 1997 which represent earnings associated with unassigned capital, gains on sales of certain securities, gains on business divestitures, merger and restructuring items as well as other corporate activities.
 (2) Excludes capital associated with intangible assets and related amortization expense.
 (3) The sums of balance sheet amounts differ from consolidated amounts due to activities between the Business Segments.


                    Consumer Banking's earnings increased 20 percent to $3.0 billion in the first nine months of 1998. Taxable-equivalent net interest income of $9.0 billion decreased 4 percent from the first nine months of 1997, primarily reflecting lower interest income on loans attributable to the impact of increased securitization activity as well as divestitures and loan sales, partially offset by reduced funding costs reflecting continued deposit expense management. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in noninterest income. The net interest yield decreased 6 basis points in the first nine months of 1998, reflecting the impact of lower earnings assets and changes in spreads on loans and deposits. Excluding the impact of securitizations, acquisitions and divestitures, average total loans and leases increased approximately 4 percent in 1998 over average levels in the first nine months of 1997. Average total deposits for the first nine months of 1998 decreased to $228.6 billion from $230.7 billion in 1997, the result of deposit declines in the former Barnett franchise resulting primarily from the divestiture of selected banking centers.

                    The decrease in Consumer Banking's provision for credit losses of $386 million from 1997 is attributable primarily to securitizations, loan sales and divestitures.

                    Noninterest income in Consumer Banking rose 9 percent to $5.1 billion due to credit card fee income, non-deposit service charges and fee income, and miscellaneous income primarily related to a gain on the sale of a manufactured housing unit and loan sales, partially offset by lower mortgage servicing income resulting from a write-down of mortgage servicing rights. Noninterest expense decreased 3 percent to $8.2 billion, reflecting the efficiencies obtained from the successful integration of the former Boatmen's and Barnett franchises and expense management efforts. The cash basis efficiency ratio was 53.9 percent, an improvement of approximately 170 basis points compared to the first nine months of 1997. The return on risk-adjusted tangible equity increased to 32 percent for the first nine months of 1998 compared to 27 percent for the same period in 1997.

                    Commercial Banking
                    The Commercial Banking segment provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million. Services provided include commercial lending, treasury and cash management services, asset-backed lending, leasing and factoring. Also included in this segment are the Corporation's commercial finance operations which provide activities such as: equipment loans and leases, loans for debt restructuring, mergers and working capital, real estate and health care financing and inventory financing to manufacturers, distributors and dealers.

                    Commercial Banking's earnings rose 7 percent to $728 million in the first nine months of 1998 compared to the same year-ago period. Taxable-equivalent net interest income increased $12 million primarily reflecting higher loan levels partially offset by changes in spreads on loans and deposits. Commercial Banking's average loan and lease portfolio during the first nine months of 1998 increased 8 percent to $48.8 billion compared to $45.4 billion in the same period of 1997.

                    Noninterest income rose 19 percent to $551 million over the first nine months of 1997 primarily due to an increase in investment banking fees as well as non-deposit and deposit service charges. Noninterest expense for the period increased 5 percent to $1.0 billion, reflecting increases in data processing and personnel. The cash basis efficiency ratio increased approximately 50 basis points to 41.5 percent. The return on risk-adjusted tangible equity decreased to 33 percent from 38 percent.

                    Global Corporate and Investment Banking
                    The Global Corporate and Investment Banking segment provides a broad array of financial and investment banking products such as capital-raising, trade finance, treasury management, capital markets and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, cash management, foreign exchange, leasing, leveraged finance, principal investing, project finance, real estate, risk management, senior bank debt, structured finance, and trade services. Through the Corporation's
                    Section 20 subsidiary, NationsBanc Montgomery Securities LLC, Global Corporate and Investment Banking segment is a primary dealer of U.S. Government Securities, underwrites and trades municipal bonds, and underwrites, distributes and makes markets in high-grade and high-yield debt securities and equity securities. Asset-backed securitization, commercial paper distribution, debt and equity securities research, loan syndications, mergers and acquisitions consulting and private placements are also provided through NationsBanc Montgomery Securities LLC. Additionally, Global Corporate and Investment Banking is a market maker in derivative products which include swap agreements, option contracts, forward settlement contracts, financial futures and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Corporate and Investment Banking takes positions to support client demands and its own account.

                    Global Corporate and Investment Banking net income decreased to $109 million in the first nine months of 1998 compared to $1.4 billion in the same period of 1997. Taxable-equivalent net interest income increased 6 percent for the first nine months of 1998 to $2.7 billion compared to $2.6 billion in the first nine months of 1997, reflecting increased trading related activities and higher loan volumes. Excluding the impact of a $4.2 billion securitization completed in the third quarter of 1997, the Global Corporate and Investment Banking average loan and lease portfolio increased approximately 6 percent over 1997.

                    The provision for credit losses increased to $1.4 billion primarily due to the increased uncertainties in global economic conditions which resulted in an addition of $500 million to reserves in the third quarter, and the $372 million write-down of a credit to a trading and investment firm which resulted in an increased provision of that amount, for additional discussion, see "Concentrations of Credit Risk", page 42.

                    Noninterest income rose to $2.3 billion, an increase of 5 percent over the first nine months of 1997, reflecting higher investment banking fees and brokerage income due to the Montgomery and Robertson Stephens acquisitions. Partially offsetting these increases were trading losses resulting from weaker global markets and lower miscellaneous income primarily due to write-downs of an investment in KorAm Bank in South Korea. Noninterest expense rose to $3.6 billion due primarily to higher personnel expenses associated with the Montgomery and Robertson Stephens acquisitions. Expenses in most other categories also increased in the first nine months of 1998 due to the Montgomery and Robertson Stephens acquisitions. The cash basis efficiency ratio increased to 68.5 percent primarily due to higher expense ratios at Montgomery and Robertson Stephens. The return on risk-adjusted tangible equity decreased to 3 percent for the first nine months of 1998 from 21 percent for the same period in 1997, reflecting the difficult market conditions.

                    Wealth Management and Principal Investing
                    The Wealth Management and Principal Investing segment includes the Private Bank which provides asset management, banking and trust services for high net worth clients both in the U.S. and internationally. The Wealth Management arm of this segment provides full service and discount brokerage, investment advisory and investment management, as well as advisory services for the Corporation's affiliated family of mutual funds. The Principal Investing area includes direct equity investments in businesses and investments in general partnership funds.

                    Wealth Management and Principal Investing earned $434 million in the first nine months of 1998 compared to $394 million in the first nine months of 1997. The results are due to strong growth in the segment's core businesses, following the sales of certain corporate and institutional trust businesses during the third quarter of 1997. Taxable-equivalent net interest income increased 10 percent for the first nine months of 1998 to $326 million compared to $296 million in the same period a year ago, reflecting income from increased loan levels. The average loan and lease portfolio in the first nine months of 1998 increased to $14.5 billion compared to

                    $11.7 billion in the first nine months of 1997 as a result of core loan growth. Assets under management were $194 billion on September 30, 1998, an increase of $15 billion from September 30, 1997.

                    Noninterest income increased 7 percent in the first nine months of 1998 to $1.5 billion primarily attributable to growth in investment banking fees, brokerage income and other non-deposit service charges. Core revenue growth was more than offset by the sales of certain corporate and institutional trust businesses, which occurred in the third quarter of 1997. Noninterest expense increased 7 percent due primarily to increases in personnel expense, professional fees and support costs. The cash basis efficiency ratio improved approximately 50 basis points to 61.7 percent in the first nine months of 1998 compared to 62.2 percent for the first nine months of 1997. The return on risk-adjusted tangible equity decreased to 28 percent.

                    See NOTE SEVEN of the Notes to the Consolidated Financial Statements for additional business segment information.

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

NET INTEREST        An analysis of the Corporation's taxable-equivalent net
INCOME              interest income and average balance sheet levels for the
                    last five quarters and first nine months of 1998 and 1997 is presented in TABLES THREE AND FOUR, respectively.

                    Taxable-equivalent net interest income decreased approximately 4 percent to $4.48 billion in the third quarter of 1998 and amounted to $13.81 billion in the first nine months of 1998 compared to $4.68 billion and $13.99 billion for the same respective 1997 periods. This decrease was mainly the result of changes in spreads on loans and deposits and the impact of securitizations, divestitures and asset sales. While securitizations decreased net interest income by approximately $312 million and $844 million in the third quarter and first nine months of 1998, respectively, they did not significantly affect the Corporation's earnings. As the Corporation continues to securitize loans, its role becomes that of a servicer and the income related to securitized loans is reflected in other income under noninterest income.

                    The $163 million increase in interest income for the third quarter of 1998, was due to $616 million of higher average earning assets, partially offset by a $453 million decrease resulting from lower yields received on average earning assets. The $1.16 billion increase in interest income for the first nine months of 1998 was the result of a $1.91 billion increase due to higher average earning assets, partially offset by a $751 million decrease resulting from lower yields received on average earning assets. Interest expense increased $356 million for the third quarter of 1998, resulting mainly from higher levels of average interest-bearing liabilities. The $1.34 billion increase in interest expense for the first nine months of 1998 was the result of a $933 million increase from higher levels of average interest-bearing liabilities and a $404 million increase due to higher rates paid on average interest-bearing liabilities.

                    The net interest yield decreased 41 basis points to 3.60 percent in the third quarter and decreased 32 basis points to 3.74 percent in the first nine months of 1998, compared to the same periods of 1997. The decreases are due primarily to higher levels of investment securities and a decrease in the spreads between loans and deposits.

                    Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios, the retention of residential mortgage loans generated by the Corporation's mortgage units and the management of borrower, industry, product and geographic concentrations.


TABLE THREE
QUARTERLY TAXABLE-EQUIVALENT DATA
---------------------------------------------------------------------------------------------------------------------------------
                                                                  THIRD QUARTER 1998                  SECOND QUARTER 1998
                                                              ----------------------------       -------------------------------
                                                              AVERAGE                             AVERAGE
                                                              BALANCE      INCOME                 BALANCE       INCOME
                                                                SHEET          OR   YIELDS/         SHEET           OR    YIELDS/
(DOLLARS IN MILLIONS)                                         AMOUNTS     EXPENSE     RATES       AMOUNTS      EXPENSE      RATES
---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
---------------------------------------------------------------------------------------------------------------------------------
  Loans and leases, net of unearned income: (1)
    Commercial - domestic                                  $  131,310   $  2,538       7.67%    $ 126,623       $2,496       7.91%
    Commercial - foreign                                       31,245        578       7.35        30,046          556       7.41
    Commercial real estate - domestic                          28,027        610       8.64        28,228          644       9.15
    Commercial real estate - foreign                              338          8      10.51           334            9       9.82
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL COMMERCIAL                                        190,920      3,734       7.76       185,231        3,705       8.02
---------------------------------------------------------------------------------------------------------------------------------
  Residential mortgage                                         70,619      1,155       6.53        69,337        1,171       6.76
  Home equity lines                                            16,024        485      12.03        16,271          473      11.64
  Direct/Indirect consumer                                     39,582        854       8.56        40,404          895       8.90
  Consumer finance                                             14,197        385      10.76        14,249          387      10.88
  Bankcard                                                     12,751        399      12.43        12,780          409      12.83
  Foreign consumer                                              3,465         93      10.57         3,350           87      10.53
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL CONSUMER                                          156,638      3,371       8.56       156,391        3,422       8.77
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL LOANS AND LEASES, NET                           347,558      7,105       8.12       341,622        7,127       8.36
---------------------------------------------------------------------------------------------------------------------------------
  Securities:
    Held for investment                                         4,286         76       6.99         4,525           79       7.03
    Available for sale (2)                                     61,250      1,046       6.82        58,527        1,017       6.95
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL SECURITIES                                         65,536      1,122       6.83        63,052        1,096       6.96
---------------------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
    agreements to resell                                       27,646        492       7.06        25,275          433       6.86
  Time deposits placed and other short-term investments         7,483        138       7.31         7,916          129       6.54
  Trading account securities                                   35,487        587       6.59        42,421          693       6.56
  Other earning assets                                         10,974        204       7.42        10,494          201       7.68
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL EARNING ASSETS (3)                                494,684      9,648       7.75       490,780        9,679       7.91
---------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                    24,160                              25,071
  Factored accounts receivable                                  1,227                               1,165
  Other assets, less allowance for credit losses               58,282                              56,959
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                         $  578,353                            $573,975
-----------------------------------------------------------======================================================================
INTEREST-BEARING LIABILITIES
  DOMESTIC INTEREST-BEARING DEPOSITS
    Savings                                                 $  22,775        107       1.87       $23,208          112       1.93
    NOW and money market deposit accounts                      95,276        634       2.64        96,605          638       2.65
    Consumer CDs and IRAs                                      74,313        984       5.25        74,002          983       5.29
Negotiated CDs, public funds and other time deposits            8,696        120       5.45         8,388          117       5.63
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL DOMESTIC INTEREST-BEARING DEPOSITS                201,060      1,845       3.64       202,203        1,850       3.66
---------------------------------------------------------------------------------------------------------------------------------
  Foreign interest-bearing deposits(4)
    Banks located in foreign countries                         27,892        418       5.95        22,393          326       5.84
    Governments and official institutions                      11,084        156       5.59        10,629          150       5.64
    Time, savings, and other                                   24,086        411       6.77        22,592          364       6.49
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL FOREIGN INTEREST-BEARING DEPOSITS                  63,062        985       6.20        55,614          840       6.07
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST-BEARING DEPOSITS                         264,122      2,830       4.25       257,817        2,690       4.18
---------------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased, securities sold under agreements
    to repurchase and other short-term borrowings              84,283      1,278       6.02        82,385        1,229       5.98
  Trading account liabilities                                  15,454        194       4.97        19,817          262       5.30
  Long-term debt (5)                                           51,365        862       6.71        49,254          830       6.74
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST-BEARING LIABILITIES (6)                  415,224      5,164       4.94       409,273        5,011       4.90
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING SOURCES:
  Noninterest-bearing deposits                                 83,661                              84,552
  Other liabilities                                            33,712                              35,293
  Shareholders' equity                                         45,756                              44,857
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  578,353                            $573,975
----------------------------------------------------------=======================================================================
Net interest spread                                                                    2.81                                  3.01
Impact of noninterest-bearing sources                                                  0.79                                  0.80
---------------------------------------------------------------------------------------------------------------------------------
Net interest income/yield on earning assets                             $  4,484       3.60%                    $4,668       3.81%
----------------------------------------------------------------------===========================================================

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(3) Interest income includes taxable-equivalent adjustments of $40, $42 and $40 in the third, second and first quarters of 1998 and $40 and $41 in the fourth and third quarters of 1997, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $46, $29, and $29 in the third, second, and first quarters of 1998 and $61 and $16 in the fourth and third quarters of 1997, respectively.
(4)  Primarily consists of time deposits in denominations of $100,000 or more.
(5)  Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which increased (decreased) interest expense on the underlying linked liabilities $9, $4, and $5 in the third, second and first quarters of 1998 and $22 and $(6) in the fourth and third quarters of 1997, respectively.

----------------------------------------------------------------------------------------------------------------------------------
          FIRST QUARTER 1998                          FOURTH QUARTER 1997                             THIRD QUARTER 1997
----------------------------------------------------------------------------------------------------------------------------------
  AVERAGE                                          AVERAGE                                       AVERAGE
  BALANCE       INCOME                             BALANCE     INCOME                            BALANCE      INCOME
    SHEET           OR    YIELDS/                    SHEET         OR     YIELDS/                 SHEETS          OR      YIELDS/
  AMOUNTS      EXPENSE      RATES                  AMOUNTS    EXPENSE       RATES                AMOUNTS     EXPENSE        RATES
----------------------------------------------------------------------------------------------------------------------------------
$  122,474    $  2,413      7.98%                $117,000     $ 2,370       8.03%                $116,411    $  2,395        8.17%
    29,840         543      7.37                   29,291         519       7.04                   28,823         506        6.96
    29,000         648      9.06                   29,020         666       9.11                   29,190         704        9.57
       327           8     10.48                     --          --          --                       178           8       16.08
----------------------------------------------------------------------------------------------------------------------------------
   181,641       3,612      8.06                  175,311       3,555       8.05                  174,602       3,613        8.21
----------------------------------------------------------------------------------------------------------------------------------
    70,350       1,218      6.95                   73,138       1,290       7.05                   80,468       1,432        7.10
    16,448         457     11.28                   16,308         479      11.65                   15,374         457       11.82
    40,280         880      8.85                   39,562         874       8.78                   39,184         873        8.83
    14,662         419     11.60                   14,163         408      11.42                   13,882         406       11.60
    14,259         464     13.19                   14,762         491      13.17                   15,759         535       13.47
     3,218          83     10.46                    3,403          83       9.68                    3,496          79        8.95
----------------------------------------------------------------------------------------------------------------------------------
   159,217       3,521      8.94                  161,336       3,625       8.91                  168,163       3,782        8.94
   340,858       7,133      8.47                  336,647       7,180       8.47                  342,765       7,395        8.57
     4,713          83      7.09                    4,853          86       7.00                    5,180          91        7.04
    61,074       1,061      6.98                   55,871         962       6.87                   41,023         711        6.91
----------------------------------------------------------------------------------------------------------------------------------
    65,787       1,144      6.99                   60,724       1,048       6.88                   46,203         802        6.92
----------------------------------------------------------------------------------------------------------------------------------

    26,632         417      6.35                   24,884         414       6.59                   22,668         382        6.68
     8,517         136      6.48                    8,037         142       7.02                    8,097         135        6.59
    41,868         740      7.14                   38,253         691       7.18                   40,197         678        6.71
     9,047         175      7.76                    4,542          99       8.68                    3,801          92        9.81
----------------------------------------------------------------------------------------------------------------------------------
   492,709       9,745      8.00                  473,087       9,574       8.04                  463,731       9,484        8.13
----------------------------------------------------------------------------------------------------------------------------------
    24,558                                         24,203                                          23,556
     1,112                                          1,234                                           1,205
    60,462                                         58,071                                          54,538
----------------------------------------------------------------------------------------------------------------------------------
   578,841                                       $556,595                                        $543,030
==================================================================================================================================

$   23,096         111      1.95                 $ 23,596         118       1.98                 $ 24,348         122        1.98
    96,696         642      2.70                   95,570         648       2.69                   94,698         637        2.67
    75,393         992      5.33                   76,939       1,036       5.35                   76,987       1,041        5.34
     5,917          81      5.53                    6,285          89       5.65                    6,149          90        5.77
----------------------------------------------------------------------------------------------------------------------------------
   201,102       1,826      3.68                  202,390       1,891       3.71                  202,182       1,890        3.70
----------------------------------------------------------------------------------------------------------------------------------

    23,067         336      5.91                   22,523         347       6.11                   21,873         324        5.88
    10,067         141      5.69                    9,759         140       5.70                   11,478         160        5.52
    23,467         390      6.70                   22,706         351       6.11                   22,334         341        6.07
----------------------------------------------------------------------------------------------------------------------------------
    56,601         867      6.20                   54,988         838       6.04                   55,685         825        5.88
----------------------------------------------------------------------------------------------------------------------------------
   257,703       2,693      4.24                  257,378       2,729       4.21                  257,867       2,715        4.17
----------------------------------------------------------------------------------------------------------------------------------

    91,358       1,310      5.82                   76,245       1,164       6.06                   69,744       1,062        6.04
    20,516         274      5.43                   17,128         278       6.44                   15,540         227        5.80
    47,416         809      6.83                   46,908         805       6.86                   47,101         804        6.82
----------------------------------------------------------------------------------------------------------------------------------
   416,993       5,086      4.93                  397,659       4,976       4.97                  390,252       4,808        4.89
----------------------------------------------------------------------------------------------------------------------------------
    82,164                                         80,953                                          78,551
    36,056                                         34,176                                          30,986
    43,628                                         43,807                                          43,241
----------------------------------------------------------------------------------------------------------------------------------
$  578,841                                       $556,595                                        $543,030
----------------------------------------------------------------------------------------------------------------------------------
                            3.07                                            3.07                                             3.24
                            0.75                                            0.80                                             0.77
               $ 4,659      3.82%                             $ 4,598       3.87%                             $ 4,676        4.01%
==================================================================================================================================

TABLE FOUR
NINE MONTH TAXABLE-EQUIVALENT DATA

----------------------------------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                        --------------------------------------------------------------------------
                                                                            1998                                 1997
                                                        --------------------------------------------------------------------------
                                                              AVERAGE                             AVERAGE
                                                              BALANCE      INCOME                 BALANCE       INCOME
                                                                SHEET          OR    YIELDS/        SHEET           OR    YIELDS/
(DOLLARS IN MILLIONS)                                         AMOUNTS     EXPENSE      RATES      AMOUNTS      EXPENSE      RATES
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
  Loans and leases, net of unearned income: (1)
    Commercial - domestic                                    $ 126,834   $  7,446      7.85%    $ 116,045       $7,017       8.08%
    Commercial - foreign                                        30,382      1,677      7.38        27,959        1,476       7.06
    Commercial real estate - domestic                           28,415      1,902      8.95        29,619        2,082       9.40
    Commercial real estate - foreign                               333         25     10.27           215           22      13.60
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL COMMERCIAL                                         185,964     11,050      7.94       173,838       10,597       8.15
----------------------------------------------------------------------------------------------------------------------------------
  Residential mortgage                                          70,103      3,544      6.74        83,105        4,393       7.05
  Home equity lines                                             16,246      1,415     11.65        14,239        1,334      12.53
  Direct/Indirect consumer                                      40,087      2,630      8.77        39,172        2,589       8.83
  Consumer finance                                              14,367      1,191     11.08        13,738        1,217      11.84
  Bankcard                                                      13,258      1,272     12.83        16,310        1,636      13.42
  Foreign consumer                                               3,345        263     10.52         3,365          226       8.97
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CONSUMER                                           157,406     10,315      8.76       169,929       11,395       8.96
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LOANS AND LEASES, NET                              343,370     21,365      8.32       343,767       21,992       8.55
----------------------------------------------------------------------------------------------------------------------------------
  Securities:
    Held for investment                                          4,506        238      7.04         5,588          303       7.24
    Available for sale (2)                                      60,285      3,124      6.92        38,484        1,997       6.92
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL SECURITIES                                          64,791      3,362      6.92        44,072        2,300       6.96
----------------------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
    agreements to resell                                        26,521      1,342      6.76        22,949        1,102       6.42
  Time deposits placed and other short-term investments          7,968        403      6.76         8,495          399       6.28
  Trading account securities                                    39,903      2,021      6.77        38,294        1,897       6.62
  Other earning assets                                          10,178        579      7.61         3,072          226       9.85
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL EARNING ASSETS (3)                                 492,731     29,072      7.88       460,649       27,916       8.10
----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                     24,595                             24,182
  Factored accounts receivable                                   1,168                              1,160
  Other assets, less allowance for credit losses                58,561                             53,491
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                            $577,055                           $539,482
==================================================================================================================================
INTEREST-BEARING LIABILITIES
  DOMESTIC INTEREST-BEARING DEPOSITS
    Savings                                                   $ 23,025        330      1.92       $24,884          373       2.00
    NOW and money market deposit accounts                       96,188      1,914      2.66        95,080        1,880       2.64
    Consumer CDs and IRAs                                       74,565      2,959      5.29        77,661        3,065       5.28
    Negotiated CDs, public funds and other time deposits         7,677        318      5.53         6,455          271       5.61
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL DOMESTIC INTEREST-BEARING DEPOSITS                 201,455      5,521      3.66       204,080        5,589       3.66
----------------------------------------------------------------------------------------------------------------------------------
  Foreign interest-bearing deposits(4)
    Banks located in foreign countries                          24,469      1,080      5.90        21,958          927       5.65
    Governments and official institutions                       10,597        447      5.64        11,152          451       5.40
    Time, savings, and other                                    23,383      1,165      6.66        21,885          988       6.04
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL FOREIGN INTEREST-BEARING DEPOSITS                   58,449      2,692      6.16        54,995        2,366       5.75
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST-BEARING DEPOSITS                          259,904      8,213      4.22       259,075        7,955       4.10
----------------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased, securities sold under agreements
    to repurchase and other short-term borrowings               85,983      3,817      5.94        68,431        2,941       5.75
  Trading account liabilities                                   18,577        730      5.25        14,664          697       6.36
  Long-term debt (5)                                            49,359      2,501      6.76        46,144        2,332       6.74
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL INTEREST-BEARING LIABILITIES (6)                   413,823     15,261      4.93       388,314       13,925       4.79
----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING SOURCES:
  Noninterest-bearing deposits                                  83,465                             77,319
  Other liabilities                                             35,012                             30,306
  Shareholders' equity                                          44,755                             43,543
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $577,055                           $539,482
----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                    2.95                                  3.31
Impact of noninterest-bearing sources                                                  0.79                                  0.75
----------------------------------------------------------------------------------------------------------------------------------
Net interest income/yield on earning assets                              $ 13,811      3.74%                  $ 13,991       4.06%
---------------------------------------------------------========================================================================


(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(3) Interest income includes taxable-equivalent adjustments of $122 and $117 in 1998 and 1997, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $104 and $101 in 1998 and 1997, respectively.
(4) Primarily consists of time deposits in denominations of $100,000 or more.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which increased (decreased) interest expense on the underlying linked liabilities $18 and $(7) in 1998 and 1997, respectively.

--------------------------------------------------------------------------------

PROVISION FOR       The provision for credit losses totaled $1.41 billion and
CREDIT LOSSES       $2.41 billion for the third quarter and first nine months of
                    1998, respectively, compared to $489 million and $1.41
                    billion for the same periods in 1997. The increase in the
                    provision for credit losses was due to the establishment of a $500 million reserve related to the expected impact of
                    uncertainties in global economic conditions and volatility in US markets, a $372 million write-down of a credit to DE
                    Shaw, a trading and investment firm (for additional
                    information, see "Concentrations of Credit Risk", page 42), and increased net charge-offs. Net charge-offs totaled $902 million and $1.92 billion for the three months and nine
                    months ended September 30, 1998, respectively, compared to
                    $497 million and $1.36 billion for the same year-ago
                    periods. For additional information on the allowance for
                    credit losses, certain credit quality ratios and credit
                    quality information on specific loan categories, see the
                    "Allowance for Credit Losses" and "Concentrations of Credit
                    Risk" sections.
--------------------------------------------------------------------------------

GAINS ON SALES      Gains on sales of securities were $280 million and $613
OF SECURITIES       million in the third quarter and first nine months of 1998, respectively, compared to $54 million and $160 million in the same year-ago periods. Securities gains were higher as a result of increased activity connected with the Corporation's overall risk management activities and favorable market conditions.

TABLE FIVE
NONINTEREST INCOME

-------------------------------------------------------------------------------------------------------------------------

                                            THREE MONTHS                              NINE MONTHS
                                          ENDED SEPTEMBER 30         CHANGE        ENDED SEPTEMBER 30          CHANGE
--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                     1998       1997     AMOUNT     PERCENT     1998      1997      AMOUNT   PERCENT
--------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts     $   855    $   860    $    (5)      (0.6)% $ 2,515   $ 2,505   $    10        0.4%
Mortgage servicing and other
  mortgage-related income                  (176)        97       (273)    (281.4)       12       298      (286)     (96.0)
Investment banking income                   376        315         61       19.4     1,653       834       819       98.2
Trading account profits and fees           (529)       281       (810)    (288.3)       75       853      (778)     (91.2)
Brokerage income                            198         71        127      178.9       566       222       344      155.0
Other nondeposit-related service fees       178        163         15        9.2       546       494        52       10.5
Asset  management and fiduciary
  service fees                              238        252        (14)      (5.6)      744       752        (8)      (1.1)
Credit card income                          379        320         59       18.4     1,050       882       168       19.0
Other income                                886        719        167       23.2     2,373     1,691       682       40.3
--------------------------------------------------------------------------------------------------------------------------
                                        $ 2,405    $ 3,078    $  (673)     (21.9)  $ 9,534   $ 8,531   $ 1,003       11.8
---------------------------------------===================================================================================

NONINTEREST         As presented in Table Five, noninterest income decreased 22
INCOME              percent to $2.41 billion in the third quarter of 1998
                    reflecting lower levels of income in trading account profits and fees and mortgage servicing and other mortgage-related income. Noninterest income increased 12 percent to $9.53 billion in the first nine months of 1998 reflecting higher levels of income from most categories, including investment banking income and brokerage income, as well as the acquisitions of Montgomery and Robertson Stephens.

                    o Mortgage servicing and other mortgage-related income decreased to $(176) million and to $12 million in the third quarter and first nine months of 1998, respectively, primarily due to a $250 million write-down of mortgage servicing rights caused primarily by a decline in interest rates and also an increase in prepayment rates. The average portfolio of loans serviced increased 5 percent from $207.4 billion in the first nine months of 1997 to $218.6 billion in the first nine months of 1998. Mortgage loan originations through the

                        Corporation's mortgage units increased from $25.0 billion in the first nine months of 1997 to $49.8 billion for the same period of 1998. Origination volume in the first nine months of 1998 was composed of approximately $25.5 billion of correspondent and wholesale loan volume and $24.3 billion of retail loan volume.

                        In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was approximately $9.3 billion on September 30, 1998 with associated net unrealized losses of $70 million. These contracts generally have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain interest rate swaps. The notional amount of such contracts on September 30, 1998 was $21 billion with an associated net unrealized gain of $281 million.



                    o Investment banking income increased 19 percent to $376 million and 98 percent to $1.7 billion in the third quarter and first nine months of 1998, respectively, mainly reflecting changes in the levels of advisory, syndication and indemnity fees and the acquisitions of Montgomery and Robertson Stephens. Securities underwriting fees increased $49 million to $81 million for the third quarter of 1998 as a result of the Montgomery and Robertson Stephens acquisitions. Higher syndication fees were the result of 200 agent-only deals totaling $94.7 billion in the third quarter of 1998. Gains on principal investing activities (investing in equity or equity-related transactions) decreased $81 million in the third quarter of 1998 over the same period in 1997 due to a slow down in distributions from direct investments. Advisory services fees increased in the third quarter of 1998 by $48 million reflecting the impact of the Montgomery and Robertson Stephens acquisitions.

                        On August 31, 1998, the Corporation sold the investment banking operations of Robertson Stephens. Investment banking income by major business activity follows:

--------------------------------------------------------------------------------------
                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30                  SEPTEMBER 30
(DOLLARS IN MILLIONS)                    1998    1997                  1998    1997
--------------------------------------------------------------------------------------

INVESTMENT BANKING INCOME
  Syndications                         $  110   $   55                $  327   $  168
  Securities underwriting                  81       32                   518      114
  Principal investment activities          78      159                   496      386
  Advisory services                        76       28                   244       76
  Other                                    31       41                    68       90
-------------------------------------------------------------------------------------
     Total investment banking income   $  376   $  315                $1,653   $  834
---------------------------------------==============================================

                    o Brokerage income increased $127 million and $344 million from the third quarter and first nine months of 1997 due mainly to the additions of Montgomery and Robertson Stephens as well as internal growth of 59 percent and 61 percent, respectively.

                    o Trading account profits and fees decreased $810 million and $778 million in the third quarter and first nine months of 1998, respectively. The decrease is primarily attributable to a write-down of Russian securities and losses in corporate bonds and mortgage products as spreads widened in the third quarter. Trading account profits and fees by major business activity follows:

------------------------------------------------------------------------------------

                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                                 SEPTEMBER 30      SEPTEMBER 30
(DOLLARS IN MILLIONS)                          1998      1997     1998      1997
------------------------------------------------------------------------------------
TRADING ACCOUNT PROFITS AND FEES
   Securities trading                         $(646)    $  98    $(600)    $ 318
   Interest rate contracts                       58        67      210       177
   Foreign exchange contracts                    51       106      436       322
   Other                                          8        10       29        36
------------------------------------------------------------------------------------
                                              $(529)    $ 281    $  75     $ 853
====================================================================================

                    o Asset management and fiduciary service fees decreased $14 million to $238 million in the third quarter of 1998 and decreased $8 million to $744 million for the first nine months of 1998, reflecting the impact of the third quarter 1997 sales of certain corporate and institutional trust businesses, which included businesses that provided administrative and record-keeping services for employee benefit plans.

                    o Other income totaled $886 million and $2.4 billion in the third quarter and first nine months of 1998, respectively, an increase of $167 million and $682 million over the same periods of 1997. The increase over the second quarter of 1998 and the first nine months of 1997 was due primarily to the gain from the sale of BankAmerica's manufactured housing business, partially offset by write-downs of an investment in KorAm Bank in South Korea. Other income includes: certain prepayment fees and other fees (such as net gains on sales of miscellaneous investments, business activities, premises and other similar items), net rental income on operating automobile leases, servicing and related fees from the Corporation's consumer finance business, insurance commissions and earnings and bankers' acceptances and letters of credit fees.


--------------------------------------------------------------------------------

MERGER AND          In connection with the Merger, the Corporation incurred
RESTRUCTURING ITEMS pre-tax merger and restructuring items during the third quarter of 1998 of approximately $725 million ($519 million after-tax). The merger and restructuring charge recognized certain employee termination benefits and other costs to exit redundant activities. Specifically, it included approximately $390 million for severance related to employees that have been identified as being impacted, management who have given notice related to change in control arrangements, and other related employee costs. The merger charge included $205 million for contract terminations and the writing off of supplies, signage, abandoned equipment and other assets where no future benefit is expected. Legal and investment banking costs of $130 million were factored into the charge. The Corporation anticipates recording additional merger and restructuring items during the fourth quarter of 1998 and in 1999. See
                    NOTE TWO of the Notes to the Consolidated Financial
                    Statements for additional information.

                    In connection with the Barnett merger during the first quarter of 1998, the Corporation incurred pretax merger and restructuring items of $900 million ($642 million after-tax). This cost included approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs and occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other Barnett merger costs (including legal and investment banking fees).

                    During the second quarter of 1998, the Corporation divested 67 Florida branches, resulting in a net total pre-tax gain of approximately $430 million ($277 million after-tax). These divestiture gains are included in Merger and Restructuring items expense, resulting in pre-tax merger and restructuring items related to the Barnett merger of $470 million ($365 million after-tax) for the nine months ended September 30, 1998.
--------------------------------------------------------------------------------

TABLE SIX
OTHER NONINTEREST EXPENSE
--------------------------------------------------------------------------------------------------------------

                                THREE MONTHS                             NINE MONTHS
                              ENDED SEPTEMBER 30        CHANGE        ENDED SEPTEMBER 30         CHANGE
--------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)           1998      1997     AMOUNT    PERCENT    1998      1997     AMOUNT    PERCENT
--------------------------------------------------------------------------------------------------------------
  Personnel                   $ 2,246   $ 2,118   $   128       6.0%  $ 7,111   $ 6,350   $   761      12.0%
  Occupancy, net                  427       433        (6)     (1.4)    1,230     1,184        46       3.9
  Equipment                       346       351        (5)     (1.4)    1,020     1,036       (16)     (1.5)
  Marketing                       143       173       (30)    (17.3)      446       483       (37)     (7.7)
  Professional fees               206       189        17       9.0       610       514        96      18.7
  Amortization of intangibles     224       214        10       4.7       679       631        48       7.6
  Data processing                 195       153        42      27.5       560       446       114      25.6
  Telecommunications              142       122        20      16.4       411       360        51      14.2
  Other general operating         503       537       (34)     (6.3)    1,509     1,523       (14)     (0.9)
  General administrative
    and miscellaneous             144       116        28      24.1       436       338        98      29.0
--------------------------------------------------------------------------------------------------------------
                              $ 4,576   $ 4,406   $   170       3.9   $14,012   $12,865   $ 1,147       8.9
------------------------------================================================================================

OTHER NONINTEREST   As presented in TABLE SIX, the Corporation's other
EXPENSE             noninterest expense increased 4 percent and 9 percent to
                    $4.6 billion and $14.0 billion in the third quarter and first nine months of 1998, respectively, over the same periods of 1997. Excluding acquisitions and related transition expenses, other noninterest expense increased 1 percent and 4 percent in the third quarter and the first nine months of 1998, respectively, over comparable periods in 1997.

                    A discussion of the significant components of other noninterest expense in the third quarter and the first nine months of 1998 compared to other noninterest expense for the same periods in 1997 follows:

                    o Personnel expense increased $128 million and $761 million in the third quarter and first nine months of 1998, respectively, over the comparable 1997 periods due mainly to the addition of Montgomery, Robertson Stephens and NationsBanc Auto Leasing. Excluding these acquisitions, personnel expense was essentially unchanged. On September 30, 1998, the Corporation had approximately 175,000 full-time equivalent employees compared to approximately 181,000 full-time equivalent employees on December 31, 1997.

                    o Professional fees increased $17 million and $96 million in the third quarter and first nine months of 1998, respectively, over the comparable 1997 periods mainly due to systems conversions and increases in outside legal and consulting services.

                    o Intangibles amortization expense increased to $224 million in the third quarter and $679 million in the first nine months of 1998, reflecting the impact of the Montgomery, Robertson Stephens and NationsBanc Auto Leasing transactions.

                    o Data processing expense increased $42 million and $114 million in the third quarter and first nine months of 1998, respectively, over the comparable 1997 periods due to increased processing costs associated with the Montgomery and Robertson Stephens acquisitions.

                    o Telecommunications expense increased $20 million and $51 million in the third quarter and first nine months of 1998, respectively, over the comparable 1997 periods, mainly due to the Barnett transition efforts, expenses related to Model Bank implementation in the West and increased call volume.

                    o General administrative and miscellaneous expense increased $28 million and $98 million in the third quarter and first nine months of 1998, respectively, due to the addition of Montgomery and Robertson Stephens.


-------------------------------------------------------------------------------

YEAR 2000 PROJECT   General
                    Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips, may be unable to distinguish between 1900 and 2000. If not remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. Since the Year 2000 is a leap year, there could also be business disruptions as a result of the inability of many computer systems to recognize February 29, 2000.

                    In October 1995 and February 1996, respectively, NationsBank and BankAmerica established project teams to address these issues. Each of these teams remains in place and continues to work on solving problems related to the Year 2000. Although each of these Year 2000 teams will proceed according to its respective work plan, they will capitalize on the best practices of both teams.

                    Personnel from the Corporation's business segments and project teams are identifying, analyzing, correcting and testing computer systems throughout the Corporation ("Systems"). Personnel are also taking inventory of equipment that uses embedded computer chips (i.e., "non-information technology systems" or "Infrastructure") and scheduling remediation or replacement of this Infrastructure, as necessary. Examples of Infrastructure include ATMs, building security systems, fire alarm systems, identification and access cards, date stamps and elevators. The NationsBank team tracks Systems and Infrastructure separately, whereas the BankAmerica team tracks Systems and Infrastructure collectively ("Projects"). For purposes of this section, the information provided for Systems and Projects is generally provided on a combined basis.

                    State of Readiness
                    The Corporation's Year 2000 efforts are generally divided into phases for analysis, remediation, testing and compliance. In the analysis phase, the Corporation identifies Systems/Projects and Infrastructure that have Year 2000 issues and determines the steps necessary to remediate these issues. In the remediation phase, the Corporation replaces, modifies or retires Systems/Projects or Infrastructure, as necessary. During the testing phase, the Corporation performs testing to ensure that the remediated Systems/Projects and Infrastructure accurately process and identify dates. In the compliance phase, the Corporation internally certifies the Systems/Projects and Infrastructure that are Year 2000 compliant and implements processes to ensure that the compliant Systems/Projects and Infrastructure will continue to identify and process dates accurately through the Year 2000 and thereafter.

                    As of September 30, 1998, the NationsBank team has identified over 1,500 Systems, and the BankAmerica team has identified approximately 2,900 Projects, for a total of approximately 4,400 Systems/Projects. In addition, the NationsBank team has identified over 19,000 Infrastructure items that may have Year 2000 implications. For Systems/Projects, as of September 30, 1998, the analysis phase was substantially complete, the remediation phase was approximately 95% complete, the testing phase was approximately 74% complete and the compliance phase was approximately 65% complete. For Infrastructure, as of September 30, 1998, the analysis phase was approximately 80% complete, the remediation phase was approximately 64% complete, the testing phase was approximately 70% complete and the compliance phase was approximately 47% complete. The Corporation expects to substantially complete all phases by June 30, 1999, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC).

                    The Corporation tracks Systems/Projects and Infrastructure for Year 2000-required changes based on a risk evaluation. Of the identified Systems/Projects and Infrastructure, approximately 1,900 Systems/Projects and 1,800 Infrastructure items have been designated "mission critical" (i.e., if not made Year 2000 compliant, these Systems/Projects or Infrastructure items would impact the normal conduct of business). For mission critical Systems/Projects, as of September 30, 1998, the analysis phase was substantially complete, the remediation phase was approximately 97% complete, the testing phase was approximately 74% complete and the compliance phase was approximately 65% complete. The Corporation will also perform "time machine testing" (i.e., emulate Year 2000 conditions in a dedicated environment) on selected mission critical Systems. For mission critical Infrastructure items, as of September 30, 1998, the analysis phase was approximately 89% complete, the remediation phase was approximately 34% complete, the testing phase was approximately 43% complete and the compliance phase was approximately 17% complete.

                    Ultimately, the potential impact of Year 2000 issues will depend not only on the corrective measures the Corporation undertakes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other entities which provide data to, or receive data from, the Corporation, or whose financial condition or operational capability is important to the Corporation as borrowers, vendors, customers or investment opportunities (either for the Corporation's accounts or for the accounts of others). Accordingly, the Corporation is communicating with certain of these parties to evaluate any potential impact on the Corporation.

                    In particular, the Corporation is contacting its service providers and software vendors (collectively, "Vendors") and requesting information on their Year 2000 project plans. Any Vendor which has not provided appropriate documentation, has not responded timely to the Corporation's inquiries or does not expect to be compliant until 1999 is placed in an "at risk" category. As of September 30, 1998, the Corporation has received assurances that approximately 61% of its Vendors, and approximately 75% of its mission critical Vendors, are Year 2000 ready. As of September 30, 1998, the Corporation has placed approximately 17% of its Vendors, and approximately 8% of its mission critical Vendors, in an "at risk" category. In accordance with its contingency plans, the Corporation will be focusing on these "at risk" mission critical Vendors during the fourth quarter of 1998 in order to mitigate any potential risk.

                    In addition, the Corporation has completed Year 2000 risk assessments for the majority of its commercial credit customers. For any customers deemed higher risk, on a quarterly basis, the Corporation's Credit Review Committee reviews the results of customer assessments prepared by the customers' relationship managers. Weakness in a borrower's Year 2000 strategy is part of the overall risk assessment process. Risk ratings and exposure strategy are adjusted as required after consideration of all risk issues. Any impact on the allowance for credit losses is determined through the normal risk rating process.

                    The Corporation is also assessing potential Year 2000 risks associated with its investment advisory and fiduciary activities. Each investment subsidiary has a defined investment process and is integrating the consideration of Year 2000 issues into that process. When making investment decisions or recommendations, the Corporation's investment research areas consider the Year 2000 issue as a factor in their analysis, and may take certain steps to investigate Year 2000 readiness, such as reviewing ratings, research reports and other publicly available information. In the fiduciary area, the Corporation is assessing Year 2000 risks for business interests, real estate, and mineral interests that are held in Trust.

                    Costs
                    The Corporation currently estimates the total cost of the Year 2000 project to be approximately $550 million. Of this amount, the Corporation has incurred cumulative Year 2000 costs of approximately $353 million through September 30, 1998. A significant portion of the foregoing cost is not expected to be incremental to the Corporation but instead will constitute a reallocation of existing internal systems technology resources and, accordingly, will be funded from normal operations.

                    Contingency Plans
                    The Corporation has existing business continuity plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. The Corporation is developing business continuity plans specific to Year 2000 issues that are based on these existing plans.

                    The Corporation has made substantial progress on an inventory and assessment of the existing business contingency plans. Supplements to the existing plans to address Year 2000 issues are in various stages of development and will include detailed plans to respond to these events. The Corporation intends to complete these supplemental business continuity plans by January 31, 1999. During the remainder of 1999, the business continuity plans will be tested and validated with particular attention to event management and communication processes.

                    Risks
                    Although the Corporation's remediation efforts are directed at reducing its Year 2000 exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues. In the event the Corporation fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Corporation's results of operations, liquidity or financial condition. In addition, there can be no assurance that significant foreign and domestic third parties will adequately address their Year 2000 issues. Further, there may be some such parties, such as governmental agencies, utilities, telecommunication companies, financial services vendors and other providers, where alternative arrangements or resources are not available. Also, risks associated with some foreign third parties may be greater since there is general concern that some entities operating outside the United States are not addressing Year 2000 issues on a timely basis.

                    In addition to the foregoing, the Corporation is subject to credit risk to the extent borrowers fail to adequately address Year 2000 issues, to fiduciary risk to the extent fiduciary assets fail to adequately address Year 2000 issues, and to liquidity risk to the extent of deposit withdrawals and to the extent its lenders are unable to provide the Corporation with funds due to Year 2000 issues. Although it is not possible to quantify the potential impact of these risks at this time, in future years, there may be increases in problem loans, credit losses, losses in the fiduciary business and liquidity problems, as well as the risk of litigation and potential losses from litigation related to the foregoing.

                    Forward-looking statements contained in the foregoing "Year 2000 Project" section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 and 18.
--------------------------------------------------------------------------------

ECONOMIC AND        On January 1, 1999, 11 member countries of the European
MONETARY UNIT IN    Union will launch a common legal currency called the Euro.
EUROPE (EMU)        The new European Central Bank will direct monetary policy, including the money supply and official interest rates for the Euro. During the transition period, January 1, 1999 through January 1, 2002, the old national currencies will remain legal tender as denominations of the Euro. Beginning
                    January 1, 2002, Euro denominated bills and coins will be issued for use in cash transactions, and by July 1, 2002, all legacy currencies will cease to be legal tender. The
                    Corporation is continuing to assess the long-term competitive implications of the Euro conversion.

                    The Corporation has had a dedicated EMU project team in place since the Fall of 1997 to address operational risks resulting from the formation of the EMU and to ensure that the Corporation's technology and operations are appropriately modified by January 1, 1999. Although management expects EMU to have the most significant impact on the Corporation's European payment and clearing systems and operations, the project team is addressing the impact of the Euro on the systems and business operations of all areas of the Corporation that deal with currencies, debt or equity instruments in any of the participating EMU countries.

                    The Corporation has completed the assessment phase of its Euro transition plan and is engaged in thorough testing of the systems and processes affected by EMU. Management currently expects the testing plan to be completed on schedule. The Corporation is also communicating extensively with its clients and counterparties regarding the implications of EMU and the effect it will have on their business relationships and contracts with the Corporation. The Corporation expects to be prepared for EMU by the end of the fourth quarter of 1998.

                    Incomplete or untimely resolution of systems modifications required in connection with EMU could result in missed business opportunities, disruptions in the Corporation's payment and clearing systems, as well as erroneous or incomplete entries in the Corporation's books and records, which could ultimately cause a material loss. Furthermore, the Corporation is dependent on the successful implementation of conversion procedures by many third parties. Errors arising in these third parties' systems could also lead to disruptions in the Corporation's payment and clearing operations and other activities and could cause errors and omissions in the Corporation's records.

                    As part of the transition process, the Corporation is establishing contingency plans. The contingency plans provide a means to assess and communicate the impact of any Euro-related delays. These plans also address likely problems following conversion in order to maximize the Corporation's ability to avoid disruptions.

                    Costs associated with the Euro conversion are being expensed by the Corporation during the period in which they are incurred and are not currently anticipated to be material. The Corporation does not expect the formation of the EMU to have a material impact on its results of operations or financial condition.

                    Forward-looking statements contained in the foregoing "Economic and Monetary Unit in Europe" section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on Page 17.
--------------------------------------------------------------------------------

INCOME              The Corporation's income tax expense for the third quarter
TAXES               and first nine months of 1998 was $42 million and $2.2
                    billion, respectively. Excluding merger and restructuring
                    items, the effective tax rates for the third quarter and
                    first nine months of 1998 were 22 percent and 34 percent,
                    respectively. Income tax expense for the third quarter and first nine months of 1997 was $1.1 billion and $3.1 billion, respectively, for an effective tax rate of 38 percent for
                    both periods. The reduction in the effective tax rate from
                    1997 to 1998 is due primarily to the reorganization of
                    certain real estate subsidiaries of the Corporation in 1998.
--------------------------------------------------------------------------------

BALANCE SHEET       The Corporation utilizes an integrated approach in
REVIEW AND          managing its balance sheet which includes management of
LIQUIDITY RISK      interest rate sensitivity, credit risk, liquidity risk and
MANAGEMENT          capital position. The average balances discussed below can be derived from Table Four. The following discussion addresses changes in average balances for the first nine months of 1998 compared to the same period in 1997.

                    Average levels of customer-based funds for the first nine months of 1998 increased $3.5 billion to $284.9 billion compared to average levels for the first nine months of 1997. As a percentage of total sources, average levels of customer-based funds in the first nine months of 1998 decreased to 49 percent compared to 52 percent for the same period in 1997.

                    Average levels of market-based funds increased $24.9 billion to $163.0 billion in the first nine months of 1998 and comprised a larger portion of total sources of funds at approximately 28 percent in the first nine months of 1998 compared to approximately 26 percent during the same period in 1997. In addition, 1998 average levels of long-term debt increased by $3.2 billion over average levels during the same nine month period in 1997, mainly the result of borrowings to fund business development opportunities and to replace debt maturities.

                    Average loans and leases, the Corporation's primary use of funds, decreased $397 million to $343.4 billion during the first nine months of 1998. As a percentage of total uses of funds, average loans and leases for the first nine months of 1998 decreased to 60 percent from 64 percent during the same period in 1997. The decrease in average loans and leases was due primarily to approximately $19.3 billion of securitizations in 1997, which mainly took place in the third quarter. The ratio of average loans and leases to average customer-based funds was 121 percent in 1998 and 122 percent in 1997.

                    The average securities portfolio in the first nine months of 1998 increased $20.7 billion over 1997 levels, amounting to 11 percent of total uses of funds in 1998 compared to 8 percent in the first nine months of 1997. See the following "Securities" section for additional information on the securities portfolio.

                    Average other assets and cash and cash equivalents increased $5.5 billion to $83.2 billion in the first nine months in 1998 due largely to an increase in unrealized gains on off-balance sheet instruments associated with interest rate fluctuations, goodwill associated mainly with the Montgomery acquisition and the April 1, 1997 acquisition of NationsBanc Auto Leasing.

                    Cash and cash equivalents were $24.7 billion on September 30, 1998 compared to $26.0 billion on December 31, 1997. During the first nine months of 1998, net cash provided by operating activities was $6.7 billion, net cash used in investing activities was $30.2 billion and net cash provided by financing activities was $19.8 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

                    The following discussion provides an overview of significant on- and off-balance sheet components.
--------------------------------------------------------------------------------

SECURITIES          The securities portfolio on September 30, 1998 consisted of securities held for investment totaling $4.2 billion and securities available for sale totaling $68.0 billion compared to $4.8 billion and $62.2 billion, respectively, on December 31, 1997. The increase in available for sale securities reflects the Corporation's increased positions and the strong demand for U.S. Treasuries which led to a significant increase in the value of such securities.

                    On September 30, 1998 and December 31, 1997, the market value of the Corporation's securities held for investment reflected net unrealized depreciation of $245 million and net unrealized appreciation of $83 million, respectively, due to a portfolio of Brady bonds.

                    The valuation reserve for securities available for sale, marketable equity securities and certain servicing assets increased shareholders' equity by $928 million on September 30, 1998, primarily reflecting pre-tax net appreciation of $1.4 billion on debt securities and $68 million on marketable equity securities. The valuation reserve increased shareholders' equity by $545 million on December 31, 1997.

                    The estimated average duration of securities held for investment and securities available for sale portfolios were
                    3.2 years and 4.7 years, respectively, on September 30, 1998 compared with 6.47 years and 6.02 years, respectively, on December 31, 1997. The decrease in the average expected duration of the available for sale portfolio is attributable to purchases of securities during the third quarter of 1998 with shorter average duration than the weighted average duration of securities owned on December 31, 1997.

--------------------------------------------------------------------------------

ALLOWANCE FOR       The Corporation's allowance for credit losses was $7.2
CREDIT              billion, or 2.05 percent of net loans, Losses leases, and
                    factored accounts receivable on September 30, 1998 compared to $6.8 billion, or 1.98 percent, on December 31, 1997.

                    TABLE SEVEN provides an analysis of the changes in the allowance for credit losses. During the third quarter of 1998, higher commercial - domestic loan net charge-offs caused the $405 million increase in total net charge-offs, which amounted to $902 million, or 1.03 percent of average loans, leases and factored accounts receivable compared to $497 million, or .57 percent, for the same period in 1997. Net charge-offs increased $563 million to $1.9 billion in the first nine months of 1998 or .75 percent of average loans, leases and factored accounts receivable, compared to net charge-offs of $1.4 billion or .53 percent, for the first nine months of 1997.

                    Excluding increases that resulted from recent acquisitions, management expects charge-offs in general to increase modestly throughout the remainder of 1998. Furthermore, future economic conditions also will impact credit quality and may result in increased net charge-offs and higher provision for credit losses.

TABLE SEVEN
ALLOWANCE FOR CREDIT LOSSES

---------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30                SEPTEMBER 30
                                                                  ---------------------------------------------------
(DOLLARS IN MILLIONS)                                                1998          1997         1998         1997
---------------------------------------------------------------------------------------------------------------------
Beginning Balance                                                $   6,731     $   6,835    $   6,778     $   6,316
---------------------------------------------------------------------------------------------------------------------
Loans, leases and factored accounts receivable charged off
   Commercial - domestic                                              (448)         (107)        (569)         (206)
   Commercial - foreign                                               (107)            2         (196)           (8)
   Commercial real estate - domestic                                    (5)          (11)         (18)          (35)
   Commercial real estate - foreign                                   --            --           --            --
---------------------------------------------------------------------------------------------------------------------
     Total commercial                                                 (560)         (116)        (783)         (249)
---------------------------------------------------------------------------------------------------------------------
   Residential mortgage                                                 (8)          (12)         (24)          (40)
   Home equity lines                                                    (6)           (9)         (21)          (27)
   Direct/Indirect consumer                                           (125)         (142)        (409)         (420)
   Consumer finance                                                   (147)         (104)        (445)         (305)
   Bankcard (including private label)                                 (192)         (282)        (672)         (786)
   Other consumer domestic                                              (1)         --             (1)          (11)
   Foreign consumer                                                     (2)           (2)          (8)           (7)
---------------------------------------------------------------------------------------------------------------------
     Total consumer                                                   (481)         (551)      (1,580)       (1,596)
---------------------------------------------------------------------------------------------------------------------
   Factored accounts receivable                                         (2)           (4)          (8)          (16)
    Total loans, leases and factored accounts
      receivable charged off                                        (1,043)         (671)      (2,371)       (1,861)
---------------------------------------------------------------------------------------------------------------------
Recoveries of loans, leases and factored accounts
  receivable previously charged off
   Commercial - domestic                                                18            32           65            95
   Commercial - foreign                                                  1             8           19            20
   Commercial real estate - domestic                                     6            11           18            39
   Commercial real estate - foreign                                   --            --           --            --
---------------------------------------------------------------------------------------------------------------------
     Total commercial                                                   25            51          102           154
---------------------------------------------------------------------------------------------------------------------
   Residential mortgage                                               --            --              3             4
   Home equity lines                                                     3             2            7             6
   Direct/Indirect consumer                                             38            40          117           112
   Consumer finance                                                     49            35          138           117
   Bankcard (including private label)                                   22            44           72           101
   Other consumer domestic                                            --            --           --            --
   Foreign consumer                                                     (1)         --              1             1
---------------------------------------------------------------------------------------------------------------------
     Total consumer                                                    111           121          338           341
---------------------------------------------------------------------------------------------------------------------
   Factored accounts receivable                                          5             2            8             6
    Total recoveries of loans, leases and factored accounts
      receivable previously charged off                                141           174          448           501
---------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                                  (902)         (497)      (1,923)       (1,360)
---------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                          1,405           489        2,410         1,406
Allowance applicable to loans of purchased companies and other         (19)          (57)         (50)          408
---------------------------------------------------------------------------------------------------------------------
Balance on September 30                                          $   7,215     $   6,770    $   7,215     $   6,770
-----------------------------------------------------------------====================================================
Loans, leases and factored accounts receivable,
  net  of unearned income, outstanding end of period             $ 351,982     $ 336,293    $ 351,982     $ 336,293
Allowance for credit losses as a percentage of loans,
  leases and factored accounts receivable, net of
  unearned income, outstanding end of period                          2.05%       2.01 %         2.05%         2.01%
Average loans, leases and factored accounts receivable,
  net of unearned income, outstanding during the period          $ 348,785     $ 343,970    $ 344,538     $ 344,927
Net charge-offs as a percentage of average loans, leases and factored accounts receivable, net of unearned income,
  outstanding during the period                                       1.03%       0.57 %         0.75%         0.53%
Allowance for credit losses as a percentage
  of nonperforming loans                                            314.55        304.87       314.55        304.87

TABLE EIGHT
NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------

                                            SEPTEMBER 30       JUNE 30        MARCH 31     DECEMBER 31   SEPTEMBER 30
(DOLLARS IN MILLIONS)                               1998          1998            1998            1997           1997
----------------------------------------------------------------------------------------------------------------------
NONPERFORMING LOANS
   Commercial - domestic                          $  717         $  646         $  762         $  563         $  698
   Commercial - foreign                              288            347            272            155            111
   Commercial real estate - domestic                 303            306            355            342            430
   Commercial real estate - foreign                    3              3              3              2              2
----------------------------------------------------------------------------------------------------------------------
     Total commercial                              1,311          1,302          1,392          1,062          1,241
---------------------------------------------------------------------------------------------------------------------
   Residential mortgage                              690            669            733            744            734
   Home equity lines                                  46             45             53             52             59
   Direct/Indirect consumer                           38             33             35             43             35
   Consumer finance                                  209            187            200            210            151
   Bankcard (including private label)               --             --             --             --             --
   Foreign consumer                                 --                8              7           --                1
----------------------------------------------------------------------------------------------------------------------
     Total consumer                                  983            942          1,028          1,049            980
----------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                     2,294          2,244          2,420          2,111          2,221
----------------------------------------------------------------------------------------------------------------------

FORECLOSED PROPERTIES                                288            282            270            309            384
----------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                   $2,582         $2,526         $2,690         $2,420         $2,605
======================================================================================================================

Nonperforming assets as a percentage of:
   Total assets                                     0.43%          0.44%          0.46%          0.42%          0.48%
   Loans, leases and factored accounts
    receivable, net of unearned income,
    and foreclosed properties                       0.73           0.73           0.79           0.71           0.77
Loans past due 90 days or more and not
  classified as nonperforming                     $  540         $  539         $  534         $  613         $  566
----------------------------------------------------------------------------------------------------------------------

NONPERFORMING       As presented in TABLE EIGHT, on September 30, 1998,
ASSETS              nonperforming assets were $2.6 billion, or .73 percent of
                    net loans, leases, factored accounts receivable and foreclosed properties, compared to $2.4 billion, or .71 percent, on December 31, 1997. Nonperforming loans increased to $2.3 billion on September 30, 1998 from $2.1 billion on December 31, 1997. The increase was due primarily to commercial nonperforming loans. The allowance coverage of nonperforming loans was 315 percent on September 30, 1998 compared to 321 percent on December 31, 1997.

CONCENTRATIONS      In an effort to minimize the adverse impact of any single
OF CREDIT RISK      event or set of occurrences, the Corporation strives to
                    maintain a diverse credit portfolio. The following section discusses credit risk in the loan portfolio, including net charge-offs by loan categories as presented in TABLE NINE.
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
TABLE NINE
NET CHARGE-OFFS IN DOLLARS AND AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING
----------------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30                              SEPTEMBER 30
----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                   1998                 1997               1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                          $   430       1.30% $    75       0.26% $   504       0.53% $  111        0.13%
Commercial - foreign                               106       1.35      (10)     (0.14)     177       0.78     (12)      (0.06)
Commercial real estate - domestic                   (1)     (0.01)    --          --      --         --        (4)      (0.02)

Commercial real estate - foreign                  --          --      --          --      --         --       --           --
----------------------------------------------------------------------------------------------------------------------------------
  Total commercial                                 535       1.11       65       0.15      681       0.49      95        0.07
----------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                 8       0.04       12       0.06       21       0.04      36        0.06
Home equity lines                                    3       0.07        7       0.18       14       0.12      21        0.20
Direct/Indirect consumer                            87       0.87      102       1.03      292       0.97     308        1.05
Consumer finance                                    98       2.74       69       1.97      307       2.86     188        1.83
Bankcard (including private label)                 170       5.29      238       5.99      600       6.05     685        5.62
Other consumer domestic                              1        N/M     --          --         1        N/M      11         N/M
Foreign consumer                                     3       0.34        2       0.23        7       0.28       6        0.24
----------------------------------------------------------------------------------------------------------------------------------
  Total consumer                                   370       0.94      430       1.01    1,242       1.05   1,255        0.99
----------------------------------------------------------------------------------------------------------------------------------
Factored accounts receivable                        (3)     (0.97)       2       0.66     --           --      10        1.15
----------------------------------------------------------------------------------------------------------------------------------

  Total net charge-offs                        $   902       1.03  $   497       0.57  $ 1,923       0.75  $1,360        0.53
-----------------------------------------------==================================================================================

SELECTED MANAGED NET CHARGE-OFFS
  AND RATIOS:

Managed credit cards                           $   312       5.99% $   314       6.31% $   983       6.42% $  888        5.98  %
Managed other consumer loans                         7        N/M        5        N/M       19        N/M      34         N/M
----------------------------------------------------------------------------------------------------------------------------------

Net charge-offs for each loan type are calculated as a percentage of average outstanding or managed loans for each loan category.
Total net charge-offs are calculated based on total average outstanding loans, leases and factored accounts receivable.
N/M = Not meaningful

TABLE TEN
REAL ESTATE COMMERCIAL LOANS, FORECLOSED PROPERTIES AND OTHER REAL ESTATE CREDIT EXPOSURES
------------------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1998
                                                                           LOANS (1)                                      OTHER
                                                               -------------------------------     FORECLOSED             CREDIT
(DOLLARS IN MILLIONS)                                          OUTSTANDING       NONPERFORMING     PROPERTIES (2)      EXPOSURES (3)
------------------------------------------------------------------------------------------------------------------------------------
BY GEOGRAPHIC REGION (4):
California                                                       $ 7,837             $    26             $    66             $   841
Southwest                                                          3,727                  23                  12                 182
Midwest                                                            3,277                  31                  15                  99
Northwest                                                          3,126                  46                --                    20
Midatlantic                                                        2,472                  45                  10                 249
Florida                                                            2,002                  60                  12                 302
Midsouth                                                           1,524                  18                   6                 158
Carolinas                                                          1,148                  18                   8                 410
Other states                                                       4,234                  36                  17                 360
Non-US                                                               333                   3                --                  --
------------------------------------------------------------------------------------------------------------------------------------
                                                                 $29,680             $   306             $   146             $ 2,621
----------------------------------------------------------------====================================================================

BY PROPERTY TYPE:
Apartments                                                       $ 5,132             $    20             $     2             $   721
Office buildings                                                   5,250                  31                   3                 166
Residential                                                        2,673                  43                  14                  38
Shopping centers/retail                                            3,562                  67                   9                 382
Unsecured                                                          1,140                   3                --                   236
Industrial/warehouse                                               2,848                  19                   6                  60
Hotels/motels                                                      1,707                   8                  12                 160
Land and land development                                          1,205                  25                  52                 317
Multiple use                                                         963                   6                  13                   2
Miscellaneous commercial                                             601                   9                  18                  12
Resorts/golf courses                                                 124                   2                --                  --
Non-US                                                               333                   3                --                  --
Other                                                              4,142                  70                  17                 527
------------------------------------------------------------------------------------------------------------------------------------
                                                                 $29,680             $   306             $   146             $ 2,621
----------------------------------------------------------------====================================================================

(1) On September 30, 1998, the Corporation had unfunded binding real estate commercial loan commitments.
(2)   Foreclosed properties include commercial real estate loans only.
(3)   Other credit exposures include letters of credit and loans held for sale.
(4)   Distribution based on geographic location of collateral.

                    Real Estate - Total commercial real estate - domestic loans, the portion of such loans which are nonperforming, foreclosed properties and other credit exposures are presented in Table Ten.

                    Commercial real estate - domestic loans totaled $29.3 billion and $28.6 billion on September 30, 1998 and December 31, 1997, respectively, or 8 percent of net loans, leases and factored accounts receivable for both periods. Commercial real estate domestic loans past due 90 days or more and still accruing interest were $17 million, or .06 percent of commercial real estate - domestic loans, on both September 30, 1998 and December 31, 1997.

TABLE ELEVEN
SELECTED INDUSTRY LOANS AND LEASES NET OF UNEARNED INCOME
--------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1998
(DOLLARS IN MILLIONS)                                                             OUTSTANDING
                                                                                 --------------
Transportation                                                                     $    9,882

Oil and gas                                                                             8,994

Media                                                                                   8,468

Equipment and general manufacturing                                                     8,250

Agribusiness                                                                            7,644

Health care                                                                             7,336

Business services                                                                       6,984

Retail                                                                                  6,893

Automotive                                                                              6,170

Securities industry                                                                     6,126
--------------------------------------------------------------------------------------------------


                    Other Industries - Table Eleven presents selected industry credit exposures, commercial loans, factored accounts receivable and lease financings. On September 30, 1998, commercial - domestic loans outstanding totaled $132.3 billion, or 38 percent of net loans, leases and factored accounts receivable, and $121.4 billion, or 36 percent, on December 31, 1997. Average managed commercial - domestic loans were $135.7 billion and $131.2 billion for the three months and nine months ended September 30, 1998, respect-ively. Commercial - domestic loan net charge-offs for the nine months ended September 30, 1998 and 1997 were $503.6 million, or .40 percent of average commercial domestic loans, and $111.2 million, or .10 percent of average commercial - domestic loans, respectively. Higher commercial - domestic loan net charge-offs were primarily the result of a $372 million write-down of a credit to DE Shaw, a trading and investment firm, to which a banking subsidiary of the Corporation had outstanding credit balances of approximately $1.4 billion as of September 30, 1998. On October 13, 1998, the Corporation entered into an agreement with this firm providing for the purchase by a banking subsidiary of the Corporation of approximately $20 billion of fixed-income securities along with the related hedge positions (the "purchased portfolio") and a modification of certain terms of the outstanding loans to such firm to provide, among other things, for an accelerated schedule of repayment. Positions in DE Shaw and the purchased portfolio will be marked-to-market and reflected in earnings currently on an ongoing basis. Markets continue to be volatile, and the Corporation anticipates that it may likely recognize additional losses with respect to the positions in DE Shaw and the purchased portfolio, relating to deterioration occurring in the market prices of such positions and the purchased portfolio, the scope of which will be dependent upon the magnitude of such deterioration. Forward-looking statements contained in this section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Managements Discussion and Analysis of Results of Operations and Financial Condition" on page 17.

                    Commercial - domestic loans past due 90 days or more and still accruing interest were $87 million, or .07 percent of commercial - domestic loans, on September 30, 1998 compared to $52 million, or .04 percent, on December 31, 1997. Nonperforming commercial - domestic loans were $717 million, or .54 percent of commercial - domestic loans, on September 30, 1998, compared to $563 million, or .46 percent, on December 31, 1997.

                    Consumer - On September 30, 1998 and December 31, 1997, total domestic consumer loans outstanding totaled $151.2 billion, or 43 percent of net loans, leases and factored accounts receivable, and $157.6 billion, or 46 percent of net loans, leases and factored accounts receivable, respectively. Total domestic consumer net charge-offs during the nine months ended September 30, 1998 and 1997 remained fairly constant with lower levels of bankcard net charge-offs offset by higher consumer finance net charge-offs, the result of net charge-offs associated with a sub-prime auto lending portfolio, which the Corporation is allowing to run off.

                    Average residential mortgage loans were $70.6 billion and $70.1 billion, respectively, for the three months and nine months ended September 30, 1998 compared to $80.5 billion and $83.1 billion for the same periods in 1997, reflecting the impact of approximately $9.6 billion of mortgage loan securitizations that occurred primarily during the third quarter of 1997 and $4.2 billion of mortgage loan securitizations in the first nine months of 1998.

                    Average managed bankcard receivables (excluding private label bankcards) were $20.7 billion and $20.5 billion, respectively, for the three months and nine months ended September 30, 1998 compared to $19.8 billion and $19.9 billion for the same prior year periods. Although net charge-offs for the first nine months of 1998 are higher when compared to the same year-ago period, they have decreased to 5.99 percent of average managed bankcard (excluding private label) for the third quarter of 1998 compared to 6.58 percent for the fourth quarter of 1997.

                    Average other consumer loans, which include direct and indirect consumer loans and home equity lines, as well as indirect auto loan and consumer finance for the third quarter and first nine months of 1998, were $69.8 billion and $70.7 billion, respectively, compared to $68.4 billion and $67.1 billion for the same periods in 1997. The increase was net of the impact of approximately $3.4 billion of securitizations that occurred throughout 1997 and $2.2 billion of securitizations in the first nine months of 1998. Average managed other consumer loans increased to $80.1 billion and $80.4 billion in the third quarter and first nine months of 1998, respectively, compared to $74.4 billion and $73.5 billion in the same periods of 1997.

                    Total consumer loans past due 90 days or more and still accruing interest were $397 million, or .26 percent of total consumer loans, on September 30, 1998 compared to $541 million, or .34 percent, on December 31, 1997. Total domestic consumer nonperforming loans were $983 million, or .65 percent of total domestic consumer loans and $1.0 billion, or .67 percent on September 30, 1998 and December 31, 1997, respectively.

                    Regional Foreign Exposures - Through its credit and market risk management activities, the Corporation has been monitoring those countries that have been negatively impacted by increasing global economic pressure. This includes monitoring those Pacific Rim countries that are currently experiencing currency and other economic problems, as well as the Russia Federation and Brazil which are also experiencing similar problems.

                    In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Twelve sets forth selected cross-border regional exposures as of September 30, 1998 and December 31, 1997, including net local currency assets. Exposure represents loans, securities including restructured debt, and other monetary assets, and also includes net local currency monetary assets that have not been funded through local currency borrowings. On September 30, 1998 and December 31, 1997, foreign exposure to these regions totaled $36.5 billion and $42.7 billion, respectively.

TABLE TWELVE
REGIONAL FOREIGN EXPOSURE
-----------------------------------------------------------------------------------------------------------------------------------

                                                                          SEPTEMBER 30, 1998                       DECEMBER 31, 1997
                                                     -------------------------------------------------------------
(DOLLARS IN MILLIONS)                                      TOTAL     CROSS-BORDER      GROSS LOCAL                             TOTAL
REGION/COUNTRIES                                      EXPOSURE(1)           LOANS   COUNTRY CLAIMS(2)      OTHER(3)         EXPOSURE
------------------------------------------------------------------------------------------------------------------------------------
ASIA
China                                                    $   455          $   174          $   141          $   140          $   730
Hong Kong                                                  5,054               76            4,646              332            5,440
India                                                      2,646              443            1,709              494            2,073
Indonesia                                                    756              368              222              166            1,307
Japan                                                      4,146              241            2,070            1,835            6,849
Korea (South)                                              2,298              704              473            1,121            3,689
Malaysia                                                     861                7              803               51            1,102
Pakistan                                                     307                8              250               49              451
Philippines                                                  799              288              333              178              674
Singapore                                                  2,254              134            1,661              459            2,124
Taiwan                                                     1,853              392            1,307              154            1,885
Thailand                                                     977              152              604              221            1,734
Other                                                         75             --                 71                4               79
------------------------------------------------------------------------------------------------------------------------------------
                                                          22,481            2,987           14,290            5,204           28,137
------------------------------------------------------------------------------------------------------------------------------------

CENTRAL AND EASTERN EUROPE
Russia Federation                                            121               72             --                 49              439
Other                                                        777              401               94              282              634
------------------------------------------------------------------------------------------------------------------------------------
                                                             898              473               94              331            1,073
------------------------------------------------------------------------------------------------------------------------------------

LATIN AMERICA
Argentina                                                  1,418              531              671              216            1,542
Brazil                                                     3,332            1,666              828              838            3,171
Chile                                                      1,605            1,212              282              111            1,612
Colombia                                                     716              539               66              111              762
Mexico                                                     4,848            2,674              253            1,921            5,517
Venezuela                                                    512               79               40              393              554
Other                                                        699              410                1              288              298
------------------------------------------------------------------------------------------------------------------------------------
                                                          13,130            7,111            2,141            3,878           13,456
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                                  $36,509          $10,571          $16,525          $ 9,413          $42,666
                                                       =============================================================================

(1) Includes the following foreign assets: loans, accrued interest, acceptances, interest-bearing deposits in banks, trading account securities, available-for-sale and held-to-maturity securities, other interest-bearing investments and other monetary assets. Amounts also include unrealized gains on off-balance sheet instruments, unused commitments, and available-for-sale and held-to-maturity securities that are collateralized by U.S. Treasury securities.
(2) Represents claims of the Corporation's foreign offices on local country residents, including trading account securities, derivatives products, unused commitments, and available-for-sale and held-to-maturity securities regardless of the currency.
(3) Includes: accrued interest receivable, acceptances, interest-bearing deposits in banks, trading account securities, other interest-earning investments, other short-term monetary assets, unrealized gains on off-balance sheet instruments, unused commitments, and available-for-sale and held-to-maturity securities, including securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,024, Venezuela - $252, Philippines - $18, and Latin America Other - $86.

OFF-BALANCE SHEET   DERIVATIVES - ASSET AND LIABILITY MANAGEMENT ACTIVITIES(ALM)
--------------------------------------------------------------------------------
                    Risk management interest rate contracts are used in the asset and liability management process. Such contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively.

                    TABLE THIRTEEN summarizes the notional amounts and fair values on September 30, 1998 and December 31, 1997 of the Corporation's ALM interest rate contracts. The amount of net realized deferred gains associated with terminated ALM swaps was $147 million and $68 million on September 30, 1998 and December 31, 1997, respectively. The amount of net realized deferred gains associated with terminated ALM futures and forward rate contracts was $10 million and $9 million on September 30, 1998 and December 31, 1997, respectively. The amount of net realized deferred gains associated with terminated ALM options was $16 million and $13 million on September 30, 1998 and December 31, 1997, respectively.

                    In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated liabilities. Foreign currency contracts involve the conversion of certain scheduled interest and principal payments denominated in foreign currencies. On September 30, 1998, these contracts had a notional value of $7 billion and a fair value of $95 million.

                    The fair values of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

                    For a discussion of the Corporation's management of risk associated with mortgage production activities, see the "Noninterest Income" section, on page 29.

TABLE THIRTEEN
NOTIONAL AND CREDIT RISK AMOUNTS FOR DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR
ASSET AND LIABILITY MANAGEMENT PURPOSES
------------------------------------------------------------------------------------------------------------------------------------

                                                                         SEPTEMBER 30, 1998                   DECEMBER 31, 1997
                                                                  ------------------------------------------------------------------
                                                                   NOTIONAL                FAIR         NOTIONAL             FAIR
(DOLLARS IN MILLIONS)                                                AMOUNT               VALUE(1)        AMOUNT            VALUE(1)
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts
  Receive fixed swaps                                                $58,142           $ 2,984            $56,127           $   877
  Pay fixed swaps                                                     25,344            (1,545)            25,041              (888)
  Basis swaps                                                          7,585                (9)             2,583                (7)
------------------------------------------------------------------------------------------------------------------------------------
    Total Swaps                                                       91,071             1,430             83,751               (18)
  Futures and forward rate contracts                                  26,543                33             89,650               (16)
  Option products                                                     35,291               (34)            24,113               (60)
------------------------------------------------------------------------------------------------------------------------------------
    Total Interest Rate Contracts(2)                                                   $ 1,429                              $   (94)
------------------------------------------------------------------------------------------------------------------------------------

(1) Fair value for options represents market value plus unamortized premium. Fair value for futures/forward rate contracts includes realized but unrecognized profit and loss.
(2) Not meaningful to sum notional amounts of different off-balance sheet products.

                    As discussed under "Concentrations of Credit Risk", page 42, on October 13, 1998, the Corporation entered into an agreement with DE Shaw providing for, among other things, the purchase by a banking subsidiary of the Corporation of approximately $20 billion of fixed-income securities together with the related hedge positions.
--------------------------------------------------------------------------------

MARKET RISK         In the normal course of conducting its business activities,
MANAGEMENT          the Corporation is exposed to market risk which includes
                    both price and liquidity risk. Market risk is the potential of loss arising from adverse changes in market rates and prices, such as interest rates (interest rate risk), foreign currency exchange rates (foreign exchange risk), commodity prices (commodity risk) and prices of equity securities
                    (equity risk). Financial products that expose the Corporation to market risk include securities, loans, deposits, debt, and derivative financial instruments such as futures, forwards, swaps, options, and other financial instruments with similar characteristics. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current and future financial commitments or that the Corporation may be more reliant on alternative funding sources such as long-term debt.

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

                    Prior to the Merger, market risk exposure was managed by each of the previously separate companies. Separate risk management models and assumptions were used in accordance with each company's unique market risk profile. The market risk information presented in this section is as of, or for the nine months ended, September 30, 1998 and reflects the market risk profile of the merged company. Prior period amounts have not been presented as such amounts were based on the risk profiles of the previously separate entities and, accordingly, are not comparable to current period amounts.

                    For a discussion of non-trading, on-balance sheet financial instruments see Table Fourteen in the following Market Risk Management section on page 50. For information on market risk associated with Asset and Liability Management (ALM) activities, see the following discussion on page 51 of the Market Risk Management section and the mortgage banking section of Noninterest Income on page 29. Market risk associated with the trading portfolio is discussed in the following Market Risk Management section on page 53. The composition of the trading portfolio and related fair values are included in Note 3 to the Consolidated Financial Statements on page 9.

                    Non-Trading Portfolio
                    The Corporation's Asset-Liability Management (ALM) process was used to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios and identifying and linking such off-balance sheet positions to specific assets and liabilities. Interest rate risk represents the only material market risk exposure to the Corporation's non-trading on-balance sheet financial instruments. To effectively measure and manage interest rate risk, the Corporation uses computer simulations, which determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowings and off-balance sheet financial instruments. These simulations incorporated assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics.

                    Simulations were run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk was quantified and appropriate strategies were developed and implemented. The overall interest rate risk position and strategies were reviewed on an ongoing basis by senior management. Additionally, duration and market value sensitivity measures were selectively utilized where they provide added value to the overall interest rate risk management process.

                    On September 30, 1998, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months when compared to stable rates was estimated to be less than 2 percent of net interest income.

                    TABLE FOURTEEN on the following page summarizes the expected maturities, unrealized gains and losses and weighted average effective yields and rates associated with the Corporation's significant non-trading, on-balance sheet financial instruments. Cash and cash equivalents, time deposits placed and other short-term investments, federal funds sold and purchased, resale and repurchase agreements, commercial paper, other short-term borrowings and foreign deposits, which are similar in nature to other short-term borrowings, are excluded from TABLE FOURTEEN as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. Loans held for sale were also excluded as their carrying values approximate their fair values, generally exposing the Corporation to insignificant market risk. For further information on the fair value of financial instruments, see
                    Note 3 to the Consolidated Financial Statements on page 9.

TABLE FOURTEEN
NON-TRADING ON- BALANCE SHEET FINANCIAL INSTRUMENTS
SEPTEMBER 30, 1998
(DOLLARS IN MILLIONS)


                                                                                           EXPECTED MATURITY
                                                                        ------------------------------------------------------------

                                                        UNREALIZED                                                          AFTER
                                              TOTAL     GAIN/(LOSS)      1998      1999       2000      2001      2002       2002
                                          ------------------------------------------------------------------------------------------
ASSETS

Loans, net of unearned income (1)
    Fixed Rate
    Book value                           $     120,242  $  3,004  $     11,376  $  29,360  $ 17,963  $  12,697  $  8,939  $   39,907
    Weighted average effective yield              8.14 %

    Variable Rate
    Book value                           $     217,333     2,633        28,678     58,050    29,640     37,675    15,596      47,694
    Weighted average effective yield              7.72 %

Securities held for investment (2)
    Fixed Rate
    Book value                           $       4,073        83           115        673        51         40        80       3,114
    Weighted average effective yield              6.79 %

    Variable Rate
    Book value                           $         107         -             6          1         3          9         4          84
    Weighted average effective yield              6.92 %

Securities available for sale (2)
    Fixed Rate
    Book value                           $      63,552       227           207      1,007     2,720      4,277     6,781      48,560
    Weighted average effective yield              6.94 %

    Variable Rate
    Book value                           $       4,407        18             -          1        86        143     2,679       1,498
    Weighted average effective yield              6.60 %


Liabilities

Total deposits (3)
    Fixed Rate
    Book value                           $     244,541  $   (133) $     22,979  $  38,558  $ 15,627  $  12,029  $ 11,353  $  143,995
    Weighted average effective rate               2.30 %

    Variable Rate
    Book value                           $     101,215        27         4,270     14,886    11,883      9,891     8,333      51,952
    Weighted average effective rate               3.19 %

Long-term debt (excluding obligations
        under capital leases) (4)
    Fixed Rate
    Book value                           $      24,651      (990)          749      1,000     1,369      4,185     2,927      14,421
    Weighted average effective rate               7.41 %

    Variable Rate
    Book value                           $      22,892       (99)        1,189      5,995     5,759      3,360     2,339       4,250
    Weighted average effective rate               5.65 %

Trust preferred securities (4)
    Fixed Rate
    Book value                           $       3,784      (238)            -          -         -        300       600       2,884
    Weighted average effective rate               7.98 %

    Variable Rate
    Book value                           $       1,134        10             -          -         -          -       400         734
    Weighted average effective rate               6.39 %

(1)  Expected maturities reflect the impact of prepayment assumptions.
(2)  Expected maturities are based on contractual maturities.
(3) When measuring and managing market risk associated with deposits, the Corporation considers its long-term relationships with depositors. The unrealized loss on deposits in this table does not consider these long-term relationships, therefore only Certificates of Deposit reflect a change in value.
(4) Expected maturities of long-term debt and trust preferred securities reflect the Corporation's ability to redeem such debt prior to contractual maturities.

                    Risk management interest rate contracts were utilized in the ALM process. Such contracts, which were generally non-leveraged generic interest rate and basis swaps, futures, forwards and options, allowed the Corporation to effectively manage its interest rate risk position. As reflected in TABLE FIFTEEN, the total gross notional amount of the Corporation's ALM interest rate swaps on September 30, 1998 was $91 billion, with the Corporation receiving fixed on $58 billion, primarily converting variable-rate commercial loans to fixed rate, and paying fixed on $25.3 billion. The net receive fixed position on September 30, 1998 was $32.8 billion compared to $31.1 billion on December 31, 1997. In addition, the Corporation had $7.6 billion of basis swaps linked primarily to long-term debt.

                    TABLE FIFTEEN also summarizes the expected maturities, weighted average pay and receive rates and the unrealized gains and losses on September 30, 1998 of the Corporation's ALM interest rate swaps. The table also summarizes expected maturities and unrealized gains and losses on September 30, 1998 of the Corporation's ALM basis swaps, forwards, futures, and options contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates.

                    The net unrealized appreciation of the ALM swap portfolio on September 30, 1998 was $1.4 billion compared to net unrealized loss of $18 million on December 31, 1997, reflecting a decrease in interest rates when comparing September 30, 1998 to December 31, 1997. The amount of net realized deferred gains associated with terminated ALM swaps was $147 million on September 30, 1998 compared to $68 million of net realized deferred gains on December 31, 1997.

                    To manage interest rate risk, the Corporation also used interest rate option products, primarily caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. On September 30, 1998, the Corporation had a gross notional amount of $35 billion in outstanding interest rate option contracts used for ALM purposes compared to $24 billion on December 31, 1997. Such instruments were primarily linked to long-term debt, short-term borrowings and pools of similar residential mortgages and consisted mainly of purchased options. On September 30, 1998, the net unrealized depreciation of ALM option products was $34 million compared to net unrealized depreciation of $60 million on December 31, 1997. The amount of net realized deferred gains associated with terminated ALM options was $16 million on September 30, 1998 compared to $13 million of net realized deferred gains on December 31, 1997.

                    In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated liabilities. Foreign currency contracts involve the conversion of certain scheduled interest and principal payments denominated in foreign currencies. On September 30, 1998, these contracts had a notional value of $7 billion and a fair market value of $95 million.

                    The net unrealized appreciation in the estimated value of the ALM interest rate should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

                    For a discussion of the Corporation's management of risk associated with mortgage production activities, see the "Noninterest Income" section on page 29.

-------------------------------------------------------------------------------------------------------------------------------
TABLE FIFTEEN
ASSET AND LIABILITY MANAGEMENT INTEREST RATE CONTRACTS
SEPTEMBER 30, 1998
(DOLLARS IN MILLIONS, EXPECTED MATURITY IN YEARS)

                                                                               Expected Maturity
                                            -----------------------------------------------------------------------------------
                                 Unrealized                                                                           After
                                 Gain/(Loss)    Total        1998        1999       2000        2001        2002       2002
                                  ---------------------------------------------------------------------------------------------

Total receive fixed swaps          $2,984
    Notional amount                          $  58,142     $ 3,074     $ 3,090   $  8,219   $  12,281    $  2,601   $  28,877
    Weighted average receive rate                 6.37 %      6.53%       6.71 %     6.41 %      6.32 %      6.93 %      6.27 %

  Total pay fixed swaps            (1,545)
    Notional amount                          $  25,344     $   990     $ 5,315   $  6,931    $  4,350    $  1,177    $  6,581
    Weighted average pay rate                     6.76 %      6.53 %      6.33 %     6.89 %      6.49 %      7.31 %      7.11 %

  Basis Swaps                          (9)
                                   -------
    Notional amount                          $   7,585    $      -     $ 1,585   $    743    $    619    $  1,669    $  2,969

  Total Swaps                      $1,430
                                   =======
    Notional amount                          $  91,071    $  4,064     $ 9,990   $ 15,893    $ 17,250    $  5,447    $ 38,427

-------------------------------------------------------------------------------------------------------------------------------

Futures and Forward Rate Contracts
    Notional amount                $   33    $  26,543    $ 14,418     $ 6,629   $  2,247    $    781    $    829   $   1,639
Option Products
    Notional amount                   (34)      35,291       2,075       5,225      1,131       1,163      10,211      15,486

-------------------------------------------------------------------------------------------------------------------------------

  Total Interest Rate Contracts    $1,429
                                   =======
    Notional amount                          $ 152,905    $ 20,557     $21,844   $ 19,271   $  19,194   $  16,487  $   55,552

-------------------------------------------------------------------------------------------------------------------------------



                                          Average
                                         Expected
                                         Maturity
------------------------------------------------------

Total receive fixed swaps                  4.98
    Notional amount
    Weighted average receive rate


Total pay fixed swaps                      3.18
    Notional amount
    Weighted average pay rate

Basis Swaps                                3.19
    Notional amount

Total Swaps
    Notional amount


------------------------------------------------------

Futures and Forward Rate Contracts
    Notional amount

Option Products
    Notional amount

------------------------------------------------------

Total Interest Rate Contracts

    Notional amount

------------------------------------------------------


                    Trading Portfolio
                    The Corporation manages its exposure to market risk resulting from trading activities through a risk management function which is independent of the business units. The Market Risk Committee (MRC) establishes and monitors various limits on trading activities. These limits include product volume, gross and net positions, and value-at-risk (VAR) and profit and loss simulation limits. Product volume limits establish maximum aggregate amounts of specific types of derivatives, foreign exchange contracts, and securities that the Corporation may hold in its trading account at any point in time. Position limits restrict the gross and net amount of contracts that can be held in the trading account in any specific maturity grouping. VAR measures the potential loss in future earnings due to market rate movements within the trading portfolio using proprietary models that are based on statistical probability. VAR limits establish the maximum amount of potential loss computed by the model that the Corporation is willing to assume at any point in time. Additionally, the Corporation uses profit and loss simulations to measure the potential for loss in various segments of the trading portfolio resulting from specific and extremely adverse scenarios. These scenarios are projected without regard to the statistical probability of their occurrences. Loss simulation limits establish the maximum amount of projected loss computed by the simulation that the Corporation is willing to assume.

                    On a day-to-day basis, the Corporation reduces the market risk to which it is exposed in the trading account by executing offsetting transactions with other counterparties. However, the Corporation may also retain, generally on a temporary basis, open or uncovered trading account positions in an effort to generate revenue by correctly anticipating future market conditions and customer demands or by taking advantage of price differentials among the various markets in which it operates.

                    The day-to-day management of interest rate and foreign exchange risks takes place at a decentralized level within the Corporation's various trading centers. Limits established by the MRC are assigned to each trading center. In addition, documented trading policies and procedures define acceptable boundaries within which traders can execute transactions in their assigned markets.

                    The Corporation uses a VAR methodology to measure the interest rate and foreign exchange risks inherent in its trading activities. Under this methodology, management models historical data to statistically calculate, with 99 percent confidence, the potential loss in earnings the Corporation might experience if an adverse one-day shift in market prices was to occur. The instruments covered by the VAR methodology include derivative commodity instruments, and financial assets and liabilities that are included in trading activities.


----------------------------------------------------------------------------------------

TRADING ACTIVITIES MARKET RISK(1)
----------------------------------------------------------------------------------------

(US DOLLAR EQUIVALENTS IN MILLIONS)              NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
                                                 Average VAR      High VAR       Low VAR
----------------------------------------------------------------------------------------
Based on Perfect Positive Correlation:
  Interest Rate                                       $ 86.0       $ 120.5        $ 67.1
  Foreign Currency                                      33.8          45.9          18.0
  Commodities                                            3.9           6.9           1.6
  Equity                                                 2.3           5.2           0.9
Based on Zero Correlation:
  Interest Rate                                         34.8          42.0          27.3
  Foreign Currency                                      28.7          40.0          13.8
  Commodities                                            2.9           5.3           1.2
  Equity                                                 1.9           5.2           0.7
----------------------------------------------------------------------------------------
1)The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the components occurred on different trading days.
----------------------------------------------------------------------------------------

                    The Corporation performs this VAR calculation for each major trading portfolio segment on a daily basis. It then calculates the combined VAR across these portfolio segments using two different sets of assumptions. The first calculation assumes that each portfolio segment experiences adverse price movements at the same time (i.e., the price movements are perfectly correlated). The second calculation assumes that these adverse price movements within the major portfolio segments do not occur at the same time (i.e., they are uncorrelated).

                    The table above sets forth the calculated VAR amounts for the first nine months of 1998. The amounts are calculated on a pre-tax basis. Although the corporation's trading positions have remained generally consistent over the first nine months of 1998, VAR levels have been impacted by recent volatility in market conditions.

                    Value at risk modeling on trading is subject to numerous limitations. In addition, the Corporation recognizes that there are numerous assumptions and estimates associated with modeling and actual results could differ from these assumptions and estimates. The Corporation, mitigates these uncertainties through close monitoring and by examining and updating assumptions on an ongoing basis. The continual risk management process considers the impact of unanticipated risk exposure and updates assumptions to reduce loss exposure.

                    As discussed under "Concentrations of Credit Risk", page 42, on October 13, 1998, the Corporation entered into an agreement with DE Shaw providing for, among other things, the purchase by a banking subsidiary of the Corporation of approximately $20 billion of fixed-income securities along with the related hedge positions. This portfolio, along with the positions that continue to be held by DE Shaw, will be marked-to-market and reflected in earnings currently on an ongoing basis. The Corporation anticipates that it will recognize losses in the fourth quarter with respect to such positions relating to deterioration occurring in the fourth quarter and the market prices for such positions, the scope of which will be dependant upon the magnitude of such deterioration.

CAPITAL RESOURCES   The Corporation's regulatory capital ratios on September 30,
AND CAPITAL         1998 were as follows: Tier 1 Capital ratio of 7.29 percent,
MANAGEMENT          Total Capital ratio of 11.25 percent, and Leverage Capital ratio of 6.64 percent.

                    The Corporation's and its significant banking subsidiaries' regulatory capital ratios on September 30, 1998 exceeded the regulatory minimums of 4 percent for Tier 1 risk-based capital, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent. The Corporation and its significant banking subsidiaries were considered "well-capitalized" on September 30, 1998.

                    Regulatory capital guidelines were amended on September 12, 1996 to incorporate a measure for market risk. In accordance with the amended guidelines, the Corporation and any of its banking subsidiaries with significant trading activity, as defined in the amendment, must incorporate a measure for market risk in their regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines did not have a material impact on the Corporation or its subsidiaries' regulatory capital ratios or their "well-capitalized" status on September 30, 1998.

                    At December 31, 1997, the calculation of the Corporation's risk-based capital amounts and ratios includes its securities broker/dealer subsidiary to reflect the Federal Reserve Board's October 31, 1997 modifications to the risk-based capital regulations that apply to bank holding companies engaged in securities underwriting and dealing activities through Section 20 subsidiaries.

                    The following December 31, 1997 regulatory capital ratios have not been restated to reflect the Merger.

                    NationsBank
                    NationsBank regulatory capital ratios on December 31, 1997 were as follows: Tier 1 Capital ratio of 6.50 percent, Total Capital ratio of 10.89 percent, and Leverage Capital ratio of 5.57 percent.

                    Ratios for December 31, 1997 have not been restated to reflect the impact of the Barnett merger. Barnett and its significant banking subsidiary were considered "well-capitalized" on December 31, 1997.

                    BankAmerica
                    BankAmerica regulatory capital ratios on December 31, 1997 were as follows: Tier 1 Capital ratio of 7.53 percent, Total Capital ratio of 11.56 percent, and Leverage Capital ratio of 6.81 percent.

TABLE SIXTEEN
SELECTED QUARTERLY OPERATING RESULTS


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1998 QUARTERS
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER-SHARE INFORMATION)                                    THIRD              SECOND             FIRST
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                                                   $    9,608       $   9,637        $   9,705
Interest expense                                                                       5,164           5,011            5,086
Net interest income (taxable-equivalent)                                               4,484           4,668            4,659
Net interest income                                                                    4,444           4,626            4,619
Provision for credit losses                                                            1,405             495              510
Gains on sales of securities                                                             280             120              213
Noninterest income                                                                     2,405           3,636            3,493
Foreclosed properties expense                                                              7              25               10
Merger and restructuring items expense (income)                                          725            (430)             900
Other noninterest expense                                                              4,576           4,742            4,694
Income before taxes                                                                      416           3,550            2,211
Income tax expense                                                                        42           1,252              880
Net income                                                                               374           2,298            1,331
Net income (excluding merger and restructuring items)                                    893           2,021            1,973
Earnings per common share                                                               0.21            1.32             0.77
Earnings per common share (excluding merger and restructuring items)                    0.51            1.16             1.14
Diluted earnings per common share                                                       0.21            1.28             0.75
Diluted earnings per common share
  (excluding merger and restructuring items)                                            0.50            1.13             1.11
Dividends per common share                                                              0.38            0.38             0.38

Yield on average earning assets                                                         7.75%           7.91%            8.00%
Rate on average interest-bearing liabilities                                            4.94            4.90             4.93
Net interest spread                                                                     2.81            3.01             3.07
Net interest yield                                                                      3.60            3.81             3.82

Average total assets                                                                $578,353        $573,975         $578,841
Average total deposits                                                               347,783         342,369          339,867
Average total shareholders' equity                                                    45,756          44,857           43,628
Return on average assets                                                                0.26%           1.61%            0.93%
Return on average assets (excluding merger and restructuring items)                     0.61            1.41             1.38
Return on average common shareholders' equity                                           3.23           20.76            12.46
Return on average common shareholders' equity
  (excluding merger and restructuring items)                                            7.73           18.24            18.52

Cash basis financial data (1)
  Earnings per common share                                                       $     0.34       $    1.45        $    0.90
  Earnings per common share (excluding merger and restructuring items)                  0.64            1.29             1.27
  Diluted earnings per common share                                                     0.34            1.41             0.87
  Diluted earnings per common share (excluding merger and
     restructuring items)                                                               0.63            1.25             1.24
  Return on average tangible assets                                                     0.42%           1.81%            1.12%
  Return on average tangible assets (excluding merger and
    restructuring items)                                                                0.79            1.61             1.59
  Return on average tangible common shareholders' equity                                7.76           35.10            23.02
  Return on average tangible common shareholders' equity
    (excluding merger and restructuring items)                                         14.51           31.23            32.57

Tier 1 capital ratio (2)                                                                7.29%           7.32%            6.80%
Total capital ratio (2)                                                                11.25           11.77            11.19
Market price per share of common stock
  Closing price                                                                      $    53 1/2      $   76 11/16    $    72 15/16
  High for the period                                                                     88 7/16         85               75 1/8
  Low for the period                                                                      47 7/8          72  1/16         56 1/4
------------------------------------------------------------------------------------------------------------------------------------

(1)Cash basis calculations exclude intangible assets and the related amortization expense.
(2)Ratios for the first and second quarters have not been restated to reflect the impact of the BankAmerica merger.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

                    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" on page 48 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------------------

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL       LITIGATION
PROCEEDINGS
                    In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.

                    The Corporation's subsidiary, Bank of America NT & SA has been named in one such suit by the City of San Francisco and several related public entities, and by the State of California, in an action entitled State of California, etc ex rel Stull v. Bank of America NT & SA, et. al. (No. 968-484). The case was instituted on April 1, 1995 in the Superior Court for the City and County of San Francisco. The City of San Francisco and related public entities intervened in the case on May 1, 1997, and the State of California took over prosecution of the case on May 5, 1997. The chief allegation of this suit is that Bank of America retained unclaimed funds related to bonds and coupons that were not presented by bondholders rather than returning them to certain bond issuers or escheating such funds to the State. The suit also alleges False Claims Act exposure for alleged fee overcharges and claims that Bank of America improperly invested bond program funds. On November 12, 1998, the plaintiffs and Bank of America settled this suit whereby Bank of America agreed to pay $187.5 million to the plaintiffs. The settlement is subject to court approval.

                    The Corporation and certain present and former officers have been named as defendants in approximately 24 uncertified class actions filed in federal court alleging, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to DE Shaw & Co., L.P. until mid-October 1998, in violation of various provisions of the federal securities laws. The uncertified class periods consist generally of persons who were entitled to vote on the merger of NationsBank Corporation and BankAmerica Corporation, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar actions are pending in California state court, alleging violations of the California Corporations Code and involving factual allegations essentially the same as the federal actions.
                    In addition, certain cases filed in California state court have alleged that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger would be one of equals, and allege a conspiracy on the part of certain executives to gain control over the newly merged entity. At least one such complaint seeks recovery under various state common law theories. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

                    Management believes, based upon the advice of counsel, that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

A special meeting of shareholders was held on September 24, 1998 (the "Special Meeting"). The Corporation's Common Stock, 7% Cumulative Redeemable Preferred Stock, Series B, and ESOP Convertible Preferred Stock, Series C, voted together as a single class on the matters submitted to the shareholders at the Special Meeting. The following are voting results on each of these matters:

                                                                                                                        Broker
                                                              For               Against          Abstentions           Nonvotes
-------------------------------------------------------------------------------------------------------------------------------
1. The Agreement and Plan of Reorganization
   dated as of April 10, 1998, between
   NationsBank Corporation and BankAmerica
   Corporation, the related Plan of
   Reincorporation Merger, dated as of August
   3, 1998 between NationsBank Corporation
   and its subsidiary NationsBank (DE)
   Corporation, and the transactions
   contemplated by these documents                          716,220,036        12,123,876         3,059,595                0

2. The amendment and restatement of the
   Corporation's Key Employee Stock Plan                    494,278,924       217,810,999        19,313,584                0
----------------------------------------------------------------------------------------------------------------------------


ITEM 6. EXHIBITS           a. Exhibits
AND REPORTS ON
FORM 8-K                   Exhibit 10(a) - Bank of America Corporation Key
                              Employee Stock Plan, as amended and restated effective September 24, 1998.
                           Exhibit 10(b) - BankAmerica Corporation and Bank of
                              America National trust and Savings Association Deferred Compensation Plan for Directors, as amended and restated
                           Exhibit 10(c) - BankAmerica Deferred Compensation
                              Plan, as amended and restated
                           Exhibit 10(d) - BankAmerica Corporation Senior
                              Management Incentive Plan, as amended
                           Exhibit 10(e) - BankAmerica Supplemental Retirement
                              Plan, as amended and restated
                           Exhibit 11 - Earnings Per Common Share Computation
                           Exhibit 12(a) - Ratio of Earnings to Fixed Charges
                           Exhibit 12(b) - Ratio of Earnings to Fixed Charges
                              and Preferred Dividends
                           Exhibit 27 - Financial Data Schedule

                           b. Reports on Form 8-K

                           The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1998:

                           Current Report on Form 8-K dated July 6, 1998, Items 5 and 7 (filed July 7, 1998).

                           Current Report on Form 8-K dated July 13,1998, Items 5 and 7 (filed July 13, 1998).

                           Current Report on Form 8-K dated July 14, 1998, Items 5 and 7 (filed July 23,1998).

                           Current Report on Form 8-K/A-3 dated April 17, 1998,
                           Item 7 (filed August 17, 1998). The following unaudited pro forma condensed financial information was filed as part of this Current Report on Form 8-K/A-3, reflecting the BankAmerica merger: Unaudited Pro Forma Condensed Balance Sheet as of June 30, 1998 and Unaudited Pro Forma Condensed Statements of Income for the six months ended June 30, 1998 and for the years ended December 31, 1997, 1996 and 1995.

                           Current Report on Form 8-K and Current Report on Form 8-K/A dated September 25, 1998, Items 5 and 7 (filed September 28, 1998).

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          BANKAMERICA CORPORATION
                                          --------------------------------------
                                          Registrant



Date: November 16, 1998                   /s/  MARC D. OKEN
-----------------------                   --------------------------------------
                                          MARC D. OKEN
                                          Executive Vice President and
                                          Principal Financial Executive
                                          (Duly Authorized Officer and
                                          Chief Accounting Officer)

                             BANKAMERICA CORPORATION

                                    Form 10-Q

                                Index to Exhibits

Exhibit     Description

    10(a) Bank of America Corporation Key Employee Stock Plan, as amended and restated effective September 24, 1998

    10(b) BankAmerica Corporation and Bank of America National Trust and Savings Association Deferred Compensation Plan for Directors, as amended and restated

    10(c)   BankAmerica Deferred Compensation Plan, as amended and restated

    10(d)   BankAmerica Corporation Senior Management Incentive Plan, as amended

    10(e)   BankAmerica Supplemental Retirement Plan, as amended and restated

    11      Earnings Per Common Share Computation

    12(a)   Ratio of Earnings to Fixed Charges

    12(b)   Ratio of Earnings to Fixed Charges and Preferred Dividends

    27      Financial Data Schedule