Form 10-K
period 1998-12-31
BANKAMERICA CORP/DE/
filed 1999-03-22
CIK 70858

--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                ---------------
                                   Form 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1998 - Commission File Number 1-6523


                                ---------------
                            BankAmerica Corporation
             (Exact name of registrant as specified in its charter)

      Delaware                                                56-0906609
--------------------------------------   --------------------------------------

(State of incorporation)                     (IRS Employer Identification No.)



                        Bank of America Corporate Center
                           Charlotte, North Carolina
                                     28255
--------------------------------------------------------------------------------

                   (Address of principal executive offices)
                                  (Zip Code)


                                 704/386-5000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)




SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



           Title of each class            Name of each exchange on which registered
         Common Stock                            New York Stock Exchange
                                                 London Stock Exchange
                                                 Pacific Stock Exchange
                                                 Tokyo Stock Exchange
         7 3/4% Debentures, due 2002             American Stock Exchange
         9 7/8% Subordinated Notes, due 2001     New York Stock Exchange
         8 1/2% Subordinated Notes, due 2007     New York Stock Exchange
         10 7/8% Subordinated Notes, due 2003    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X  No
                                     ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates is approximately $126,732,283,000 (based on the March 15, 1999, closing price of such common stock of $73.75 per share). As of March 15, 1999, there were 1,739,020,301 shares of the registrant's common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE



        Document of the Registrant                     Form 10-K Reference Location
    Portions of the 1999 Proxy Statement                       PART III

--------------------------------------------------------------------------------

                            BANKAMERICA CORPORATION

                                Form 10-K Index


                                                                                              Page
                                                                                          -----------
PART I
Item 1.    Business .....................................................................          2
           Primary Market Areas .........................................................          2
           Acquisition and Disposition Activity .........................................          2
           Government Supervision and Regulation ........................................          3
           Competition ..................................................................          5
           Employees ....................................................................          6
           Business Segment Operations ..................................................      13-16
           Net Interest Income ..........................................................      16-18
           Securities ...................................................................    26, 56,
                                                                                               64-66
           Loans and Leases ............................................................. 19, 26-27,
                                                                                          34-44, 57-
                                                                                           58, 67-68
           Deposits .....................................................................     27, 68
           Short-Term Borrowings and Trading Account Liabilities ........................  27-28, 69
           Market Risk Management .......................................................      29-33
           Selected Quarterly Operating Results .........................................         45
Item 2.    Properties ...................................................................          6
Item 3.    Legal Proceedings ............................................................          6
Item 4.    Submission of Matters to a Vote of Security Holders ..........................          7
Item 4A.   Executive Officers of the Registrant .........................................          7
PART II
Item 5.    Market for Registrant's Common Stock and Related Security Holder Matters .....          8
Item 6.    Selected Financial Data ......................................................          9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...................................................................          9

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ...................         50
Item 8.    Consolidated Financial Statements and Supplementary Data .....................         50
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ...................................................................         96

PART III
Item 10.   Directors and Executive Officers of the Registrant ...........................         96
Item 11.   Executive Compensation .......................................................         96
Item 12.   Security Ownership of Certain Beneficial Owners and Management ...............         96
Item 13.   Certain Relationships and Related Transactions ...............................         96
PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............         97

                                     PART I

Item 1. BUSINESS

General

     On September 25, 1998, NationsBank Corporation, a North Carolina corporation ("NationsBank"), was reincorporated in Delaware by forming a new, wholly owned Delaware subsidiary named NationsBank (DE) Corporation ("NationsBank (DE)"), and merging NationsBank with and into NationsBank (DE). As the surviving corporation in this merger, NationsBank (DE) was renamed "NationsBank Corporation." On September 30, 1998, the former BankAmerica Corporation, a Delaware corporation ("BankAmerica"), merged with and into NationsBank Corporation, with NationsBank Corporation as the surviving corporation in this merger. In connection with this merger, NationsBank Corporation changed its name to "BankAmerica Corporation" (the "Corporation"). As the successor issuer of NationsBank, the Corporation's predecessor companies were initially incorporated in 1968. The Corporation has announced that it will operate under the "Bank of America" name.

     The Corporation is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended, with its principal assets being the stock of its subsidiaries. The Corporation and its subsidiaries are subject to supervision by various U.S. federal and state banking and other regulatory authorities.

     For additional information about the Corporation and its operations, see Table Two and the narrative comments under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Operations."

     The principal executive offices of the Corporation are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.


Primary Market Areas

     Through its banking subsidiaries (the "Banks") and various non-banking subsidiaries, the Corporation provides a diversified range of banking and non-banking financial services and products, primarily throughout the Mid-Atlantic (Maryland, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee), the Southwest (Arizona, Arkansas, New Mexico, Oklahoma and Texas), the Northwest (Alaska, Oregon and Washington) and the West (California, Idaho and Nevada) regions of the United States and in selected international markets. The Corporation serves an aggregate of approximately 30 million households and two million businesses in these regions, and management believes that these are desirable regions in which to be located. Based on the most recent available data, personal income levels in the states in these regions as a whole rose 5.9 percent (annualized) in the first half of 1998. In addition, the population in these states as a whole rose an estimated 1.4 percent between 1997 and 1998. The number of housing permits authorized increased 12.8 percent between 1997 and 1998, ranging from an increase of 5.2 percent in the Midwest to an increase of 21.3 percent in the Southwest. Between 1997 and 1998, the levels of unemployment in these states as a whole fell by approximately .03 percentage points, for an unemployment rate in the Corporation's overall market area of 4.5 percent at year-end 1998. These states created more than 1.7 million new jobs in 1998, 2.5 percent above 1997, compared to 1.4 percent job growth in the other states.

     The Corporation has the leading bank deposit market share position in California, Florida, Georgia, Maryland, New Mexico, North Carolina, Texas and Washington. In addition, the Corporation ranks second in terms of bank deposit market share in Arizona, Arkansas, Kansas, Missouri, Nevada, Oregon, South Carolina, Virginia and the District of Columbia; third in Oklahoma; fifth in Illinois and Tennessee; sixth in Alaska and Idaho; and eighth in Iowa. The Corporation has announced its intention to exit the Alaska retail market.


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

     For additional information regarding the Corporation's acquisition activity, see Note Two of the consolidated financial statements on page 61.


Government Supervision and Regulation

     General

     As a registered bank holding company, the Corporation is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Banks are organized principally as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller"). The Banks are also subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC") and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Corporation.

     The activities of the Corporation, and those of companies which it controls or in which it holds more than 5 percent of the voting stock, are limited to banking or managing or controlling banks, furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as the Corporation, are required to obtain prior approval of, or provide prior notice to, the Federal Reserve Board to engage in any new activity or to acquire more than 5 percent of any class of voting stock of any company.

     Bank holding companies are also required to obtain the prior approval of the Federal Reserve Board before acquiring more than 5 percent of any class of voting stock of any bank which is not already majority-owned by the bank holding company. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law).

     Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. To the extent permitted under these laws, the Corporation plans to consolidate its banking subsidiaries into a single bank as soon as practicable (with the exception of its two limited purpose credit card banks which are headquartered in Arizona and Delaware, which the Corporation intends to merge into a single credit card bank). The Corporation currently operates two interstate banks (i.e., banks with branch offices in more than one state): NationsBank, N.A., headquartered in Charlotte, North Carolina, with branch offices primarily in Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Maryland, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Virginia, Tennessee, Texas and the District of Columbia; and Bank of America NT&SA, headquartered in San Francisco, California, with branch offices primarily in Alaska, Arizona, California, Florida, Idaho, Illinois, Nevada, New Mexico, Oregon and Washington. Separate banks continue to operate in Arizona, California, Delaware and Texas. In addition, the Corporation has a federal savings bank headquartered in Portland, Oregon with branch offices in a number of states. As previously described, the Corporation regularly evaluates merger and acquisition opportunities, and it anticipates that it will continue to evaluate such opportunities.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. At the present time, Congress is considering legislation that would increase the permissible scope of securities and insurance activities in which a bank holding company or its affiliates may engage. The likelihood and timing of any such proposals or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.


     Capital and Operational Requirements

     The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The Corporation's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1998 were 7.06 percent and 10.94 percent, respectively. At December 31, 1998, the Corporation had no subordinated debt that qualified as Tier 3 capital.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3 percent. The Corporation's leverage ratio at December 31, 1998 was 6.22 percent. Management believes that the Corporation meets its leverage ratio requirement.

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

     Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Corporation and any Bank with significant trading activity (as defined in the amendment) must incorporate a measure for market risk in their regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines did not have a material impact on the Corporation or the Banks' regulatory capital ratios or their well capitalized status.


     Distributions

     The Corporation's funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, however, is dividends received from the Banks. Each of the Banks is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

     In addition to the foregoing, the ability of the Corporation and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Corporation, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.


     Source of Strength

     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default - the other Banks may be assessed for the FDIC's loss, subject to certain exceptions.


Competition

     The activities in which the Corporation and its four major business segments (Consumer Banking, Commercial Banking, Global Corporate and Investment Banking, and Principal Investing and Wealth Management) engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both domestically and internationally. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and location of offices.

     The commercial banking business in the various local markets served by the Corporation's business segments is highly competitive. The four major business segments compete with other commercial banks, thrifts, finance companies and other businesses which provide similar services. The business segments actively compete in commercial lending activities with local, regional and international banks and non-bank financial organizations, some of which are larger than certain of the Corporation's non-banking subsidiaries and the Banks. In its consumer lending operations, the competitors of the business segments include other banks, thrifts, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the Corporation's non-banking subsidiaries compete with other banking and investment banking firms, investment advisory firms, brokerage firms, investment companies and other organizations offering similar services. The Corporation's mortgage banking units compete with commercial banks, thrifts, government agencies, mortgage brokers and other non-bank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banks also compete with other banks, trust companies, insurance agents, thrifts, financial counselors and other fiduciaries for personal trust business. The Corporation and its four major business units also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as commercial banks, thrifts, and credit unions, as well as money market mutual funds.

     The Corporation's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and Regulation - General" for a more detailed discussion of interstate banking and branching legislation and certain state legislation.


Employees

     As of December 31, 1998, there were 170,975 full-time equivalent employees within the Corporation and its subsidiaries. Of the foregoing employees, 90,029 were employed within Consumer Banking, 5,196 were employed within Commercial Banking, 11,758 were employed within Global Corporate and Investment Banking, and 7,109 were employed within Principal Investing and Wealth Management. The remainder were employed within the Corporation and its other subsidiaries.

     Approximately 5,000 non-officer employees in the State of Washington are covered by a collective bargaining agreement. These employees work for the Washington division of Bank of America NT&SA, which is doing business as Seafirst Bank. None of the Corporation's other domestic employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.


Item 2. PROPERTIES

     As of December 31, 1998, the principal offices of the Corporation, and its Consumer and Commercial Banking business segments, were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the Corporation. The Corporation occupies approximately 521,000 square feet and leases approximately 593,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. As of December 31, 1998, the principal offices of Global Corporate and Investment Banking and Principal Investing and Wealth Management were located at 555 California Street in San Francisco, California. A subsidiary of the Corporation has a 50% ownership interest in this building through a joint venture partnership, and the Corporation leases approximately 479,000 square feet in this building from the partnership.

     The Corporation also leases or owns a significant amount of space worldwide, in addition to these facilities in Charlotte and San Francisco. As of December 31, 1998, the Corporation and its subsidiaries owned or leased approximately 11,500 locations in 47 states, the District of Columbia and 37 foreign countries.


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

     The Corporation's predecessor, BankAmerica, and certain of its subsidiaries, including Bank of America NT&SA, were named in one such suit by the City of San Francisco and several related public entities, and by the State of California, in an action entitled State of California, etc ex rel Stull v. Bank of America NT&SA, et al. (No. 968-484). The case was instituted on April 1, 1995 in the Superior Court for the City and County of San Francisco. The City of San Francisco and related public entities intervened in the case on May 1, 1997, and the State of California took over prosecution of the case on May 5, 1997. The chief allegation of this suit is that Bank of America NT&SA and its predecessors retained unclaimed funds related to bonds and coupons that were not presented by bondholders rather than returning them to certain bond issuers or escheating such funds to the State. The suit also alleges False Claims Act exposure for alleged fee overcharges and claims that Bank of America NT&SA and its predecessors improperly invested bond program funds. On November 12, 1998, the plaintiffs and the Corporation and its named subsidiaires settled this suit whereby the Corporation and its named subsidiaries agreed to pay $187.5 million to the plaintiffs. The settlement is subject to court approval.

     The Corporation and certain present and former officers have been named as defendants in approximately 24 uncertified class actions filed in federal court alleging, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw & Co., L.P. until mid-October 1998, in violation of various provisions of the federal securities laws. The uncertified classes consist generally of persons who were entitled to vote on the merger of NationsBank and BankAmerica, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar actions are pending in California state court, alleging violations of the California Corporations Code and involving factual allegations essentially the same as the federal actions. In addition, certain cases filed in California state court have alleged that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger would be one of equals, and allege a conspiracy on the part of certain executives to gain control over the newly merged entity. At least one such complaint seeks recovery under various state common law theories. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1998.


Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each current executive officer and the principal accounting officer of the Corporation are listed below along with such officer's business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders.

     James H. Hance, Jr., age 54, Vice Chairman and Chief Financial Officer. Mr. Hance was named Chief Financial Officer in August 1988, and was named Vice Chairman in October 1993. He first became an officer in 1987. He also serves as Vice Chairman, Chief Financial Officer and a director of NationsBank, N.A. and Bank of America NT&SA.

     Kenneth D. Lewis, age 51, President. Mr. Lewis was named to his present position in January 1999. Prior to that time, he served as President, Consumer and Commercial Banking, from October 1998 to January 1999, and as President from October 1993 to October 1998. He first became an officer in 1971. Mr. Lewis also serves as President and a director of NationsBank, N.A. and as a director of Bank of America NT&SA.

     Hugh L. McColl, Jr., age 63, Chairman of the Board and Chief Executive Officer of the Corporation and the Banks. Mr. McColl has served as Chairman of the Board of the Corporation for at least five years except from January 7, 1997 until September 30, 1998. He first became an officer in 1962. He also serves as a director of the Corporation, NationsBank, N.A. and Bank of America NT&SA.

     Michael J. Murray, age 54, President, Global Corporate and Investment Banking. Mr. Murray first became an officer and was named to his present position in October 1998. Prior to that time, he served as President, Global Wholesale Bank of BankAmerica from 1997 to 1998, as Vice Chairman of BankAmerica from 1995 to 1997 and as Group Executive Vice President, U.S. Corporate Group of Bank of America NT&SA from 1994 to 1995. From 1993 to 1994, he served as Vice Chairman of Continental Bank Corporation. He also serves as President and a director of Bank of America NT&SA and as a director of NationsBank, N.A.

     Marc D. Oken, age 52, Executive Vice President and Principal Financial Executive. Mr. Oken was named to his present position in October 1998. From June 1989 to October 1998, he served as Chief Accounting Officer. He first became an officer in 1989.

     F. William Vandiver, Jr., age 56, Corporate Risk Management Executive. Mr. Vandiver was named to his present position in October 1998. From June 1997 to October 1998, he served as Chairman, Corporate Risk Policy. Prior to that time, from January 1996 to June 1997, he served as President, Global Finance, and from January 1994 to January 1996 he served as President, Specialized Finance Group. He first became an officer in 1968. He also serves as Corporate Risk Management Executive and a director of NationsBank, N.A. and Bank of America NT&SA.


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



         Quarter   High         Low
         --------- ------------ ----------
  1997   first     $65          $48
         second     70           54
         third      71 11/16     56 5/8
         fourth     66 3/8       55
  1998   first      75 1/8       56 1/4
         second     85           72 1/16
         third      88 7/16      47 7/8
         fourth     66 5/8       44

     As of December 31, 1998, there were 295,937 record holders of Common Stock. During 1997 and 1998, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:



         Quarter   Dividend
         --------- ---------
  1997   first     $.33
         second     .33
         third      .33
         fourth     .38
  1998   first      .38
         second     .38
         third      .38
         fourth     .45

     For additional information regarding the Corporation's ability to pay dividends, see "Government Supervision and Regulation - Distributions" and Note Twelve of the consolidated financial statements on page 78.

Item 6. SELECTED FINANCIAL DATA
     See Table One for Selected Financial Data.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On September 25, 1998, BankAmerica Corporation (the Corporation) reincorporated in Delaware and on September 30, 1998, NationsBank Corporation (NationsBank) completed its merger with the former BankAmerica Corporation (BankAmerica) and changed its name to "BankAmerica Corporation". In addition, on January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc. (Barnett). The BankAmerica and Barnett mergers were each accounted for as a pooling of interests and, accordingly, all financial information has been restated for all periods presented.

     This report contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Corporation. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

     The possible events or factors include the following: the Corporation's loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios, syndications or participations of loans, retention of residential mortgage loans generated by the mortgage subsidiaries, the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as, on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. Factors that may cause actual noninterest expense to differ from estimates include uncertainties relating to the Corporation's efforts to prepare its information technology systems and non-information technology systems for the Year 2000 and the Euro conversion, as well as uncertainties relating to the ability of third parties with whom the Corporation has business relationships to address the Year 2000 issue and the Euro conversion issue in a timely and adequate manner. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, which policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include competition with other local, regional and international banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and outside the United States; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation, and management's ability to manage these and other risks.


1998 Compared to 1997

Overview

     The Corporation is a multi-bank holding company headquartered in Charlotte, North Carolina, providing a diversified range of banking and certain non-banking financial services both domestically and internationally through four major Business Segments: Consumer Banking, Commercial Banking, Global Corporate and Investment Banking, and Principal Investing and Wealth Management. On December 31, 1998, the Corporation had $618 billion in assets, making it the largest banking company in the United States. On September 30, 1998, the Corporation completed its merger with BankAmerica, a multinational bank holding company headquartered in San Francisco, California. In addition, on January 9, 1998, the Corporation merged with Barnett, a multi-bank holding company headquartered in Jacksonville, Florida. The Corporation accounted for each transaction as a pooling of interests and, accordingly, all financial information has been restated for all periods presented.

     On October 1, 1997, the Corporation completed the acquisitions of Montgomery Securities, Inc. (NationsBanc Montgomery Securities) and Robertson, Stephens & Company Group, L.L.C. (Robertson Stephens). The Corporation accounted for both acquisitions as purchases. The Corporation sold the investment banking operations of Robertson Stephens on August 31, 1998 and sold the investment management operations on February 26, 1999.

     Significant changes in the Corporation's results of operations and financial position are described in the following sections.

     Refer to Table One and Table Twenty for annual and quarterly selected financial data, respectively.


Key performance highlights for 1998 were:

o Operating net income (net income excluding merger-related charges) totaled $6.49 billion, or $3.73 per common share, in 1998 compared to $6.81 billion, or $3.86 per common share in 1997. Diluted operating earnings per common share were $3.64 for 1998 compared to $3.76 for 1997. Including merger-related charges of $1.80 billion ($1.33 billion, net of tax) and $374 million ($264 million, net of tax) for 1998 and 1997, respectively, net income was $5.17 billion and $6.54 billion, respectively. Earnings per common share and diluted earnings per common share including merger-related charges were $2.97 and $2.90, respectively for 1998 and $3.71 and $3.61, respectively, for 1997.

o Taxable-equivalent net interest income declined less than 1 percent to $18.46 billion in 1998 as an 8 percent increase in managed loans and an increase in core deposits were offset by the impact of spread compression, securitizations, divestitures and earning asset sales. Excluding the impact of securitizations, divestitures and earning asset sales, net interest income increased $526 million, or 3 percent over 1997. The net interest yield decreased to 3.69 percent in 1998 compared to 4.00 percent in 1997, primarily reflecting higher levels of investment securities, which have a lower yield than loans, and a decrease in spreads between loans and deposits.

o The provision for credit losses covered net charge-offs and totaled $2.92 billion in 1998, compared to $1.90 billion in 1997. The increase was partially due to a $500 million provision related to international economic conditions and higher net commercial charge-offs. For additional discussion see "Recent International Developments" on page 42. Net charge-offs totaled $2.47 billion in 1998 compared to $1.85 billion in 1997, while net charge-offs as a percentage of average loans and leases were 0.71 percent in 1998 compared to
  0.54 percent in 1997. Higher net charge-offs were primarily the result of a $372 million write-down of a credit agreement with DE Shaw Securities Group, Inc. (DE Shaw), a trading and investment firm. Nonperforming assets were $2.76 billion on December 31, 1998 compared to $2.42 billion on December 31, 1997, mainly the result of higher commercial nonperforming loans.

o Noninterest income increased approximately 4 percent to $12.2 billion in 1998. This growth was attributable to higher levels of income from most categories, including investment banking income, brokerage income, credit card income, and other income, which included gains on securitizations, as well as the sale of a partial ownership interest in a mortgage company and the sale of the manufactured housing lending business. Partially offsetting these increases were securities trading losses and a decrease in mortgage servicing income.
  Trading account profits and fees totaled $171 million in 1998 compared to $976 million in 1997. The decrease was primarily attributed to a write-down of Russian securities and losses in corporate bonds and commercial mortgage products as spreads widened during the third quarter of 1998. Mortgage servicing income for 1998 totaled $115 million compared to $401 million in 1997. The decrease was due to a $250 million write-down of mortgage servicing assets resulting from an increase in anticipated prepayment rates.


o Merger-related charges totaled $1.8 billion and $374 million for the years ended December 31, 1998 and 1997, respectively. The total $1.8 billion charge for 1998 included $1.3 billion associated with the BankAmerica merger, as well as $900 million associated with the Barnett merger, which was offset by a $430 million gain resulting from the regulatory required divestitures of certain Barnett branches. See Note Two of the consolidated financial statements on page 61 for additional information.

o Other noninterest expense increased 6 percent to $18.7 billion in 1998, mainly as a result of increases in personnel and data processing expenses associated with the purchases of Oxford Resources, Corp. (NationsBanc Auto Leasing, Inc.) NationsBanc Montgomery Securities and Robertson Stephens, which was sold in the third quarter of 1998, and costs of the BankAmerica and Barnett transition projects.

o Operating cash basis ratios, which measure operating performance excluding merger-related charges, intangible assets and the related amortization expense, declined with cash basis diluted earnings per common share of $4.15 in 1998 compared to $4.24 in 1997. Return on average tangible common shareholders' equity, excluding merger-related charges, decreased to 25.24 percent compared to 27.77 percent in 1997. The cash basis efficiency ratio was
  58.2 percent in 1998, an increase of 293 basis points from 55.27 in 1997 due to the increase in noninterest expense associated with the NationsBanc Montgomery Securities, Robertson Stephens and NationsBanc Auto Leasing, Inc. acquisitions in the fourth quarter of 1997.

     As of the end of the third quarter of 1998, a banking subsidiary of the Corporation charged off $372 million of a credit agreement to DE Shaw, to which the banking subsidiary had outstanding balances of approximately $1.4 billion prior to the charge-off. The outstanding credit agreement with DE Shaw was restructured to provide, among other things, for an accelerated schedule of repayments.

     Throughout the fourth quarter of 1998, the Corporation reduced its exposure to DE Shaw. During the fourth quarter of 1998, the banking subsidiary purchased approximately $20 billion of fixed income securities and related hedge positions from DE Shaw. Of the $20 billion of fixed income securities purchased, $13.6 billion was subsequently sold and $5.8 billion has been incorporated into the Corporation's trading and investment portfolio. In addition, the Corporation is carrying the original loan to DE Shaw as an investment on its books and marking it to market each quarter. During the fourth quarter of 1998, the Corporation marked down the investment by $158 million. In addition, DE Shaw made a regularly scheduled payment of $100 million. As a result of the write-down and repayment, the investment was $770 million at December 31, 1998.

     Losses associated with DE Shaw originated primarily as a result of global market turbulence and uncertainties during the third quarter of 1998. Uncertainties continue to exist in overseas economies and global markets, which may be volatile in 1999. Accordingly, the Corporation may experience weakness in 1999 relating to the impact of such conditions on the Corporation's credit and trading portfolios and weaknesses in income from operating units, such as investment banking, that may be adversely impacted by such conditions.

     The remainder of management's discussion and analysis of the consolidated financial condition and results of operations of the Corporation should be read in conjunction with the consolidated financial statements and related notes presented on pages 50 through 95.

Table One
Five-Year Summary of Selected Financial Data
(Dollars in Millions Except Per-Share Information)

                                                                                1998           1997
                                                                           -------------- --------------
Income statement
 Interest income .........................................................  $     38,588   $    37,333
 Interest expense ........................................................        20,290        18,901
 Net interest income (taxable-equivalent) ................................        18,461        18,589
 Net interest income .....................................................        18,298        18,432
 Provision for credit losses .............................................         2,920         1,904
 Gains (losses) on sales of securities ...................................         1,017           271
 Noninterest income ......................................................        12,189        11,756
 Merger-related charges, net .............................................         1,795           374
 Other noninterest expense ...............................................        18,741        17,625
 Income before taxes .....................................................         8,048        10,556
 Income tax expense ......................................................         2,883         4,014
 Net income ..............................................................         5,165         6,542
 Net income available to common shareholders .............................         5,140         6,431
 Net income (excluding merger-related charges) ...........................         6,490         6,806
 Average common shares issued and outstanding (in thousands) .............     1,732,057     1,733,194
Per common share
 Earnings ................................................................  $       2.97   $      3.71
 Earnings (excluding merger-related charges) .............................          3.73          3.86
 Diluted earnings ........................................................          2.90          3.61
 Diluted earnings (excluding merger-related charges) .....................          3.64          3.76
 Cash dividends paid .....................................................          1.59          1.37
 Shareholders' equity (year-end) .........................................         26.60         25.49
Balance sheet (year-end)
 Total loans and leases ..................................................       357,328       342,140
 Total assets ............................................................       617,679       570,983
 Total deposits ..........................................................       357,260       346,297
 Long-term debt ..........................................................        45,888        42,887
 Common shareholders' equity .............................................        45,866        43,907
 Total shareholders' equity ..............................................        45,938        44,584
Performance ratios
 Return on average assets ................................................           .88%         1.20%
 Return on average assets (excluding merger-related charges) .............          1.11          1.25
 Return on average common shareholders' equity ...........................         11.56         15.26
 Return on average common shareholders' equity
  (excluding merger-related charges) .....................................         14.54         15.88
 Efficiency ratio (excluding merger-related charges) .....................         61.15         58.08
 Total equity to total assets (year-end) .................................          7.44          7.81
 Total average equity to total average assets ............................          7.67          8.02
 Dividend payout ratio ...................................................         50.18         32.09
Risk-based capital ratios (year-end) (1)
 Tier 1 ..................................................................          7.06          6.50
 Total ...................................................................         10.94         10.89
 Leverage capital ratio ..................................................          6.22          5.57
Cash basis financial data (2)
 Earnings per common share ...............................................  $       3.49   $      4.20
 Earnings per common share (excluding merger-related charges) ............          4.25          4.36
 Diluted earnings per common share .......................................          3.41          4.09
 Diluted earnings per common share (excluding merger-related
  charges) ...............................................................          4.15          4.24
 Return on average tangible assets .......................................          1.07%         1.40%
 Return on average tangible assets (excluding merger-related charges).....          1.30          1.45
 Return on average tangible common shareholders' equity ..................         20.70         26.80
 Return on average tangible common shareholders' equity
  (excluding merger-related charges) .....................................         25.24         27.77
 Efficiency ratio (excluding merger-related charges) .....................         58.20         55.27
 Tangible equity to tangible assets ......................................          5.18          5.19
Market price per share of common stock
 Closing price ...........................................................  $     60 1/8   $  60 13/16
 High for the period .....................................................       88 7/16      71 11/16
 Low for the period ......................................................            44            48



                                                                                1996           1995           1994
                                                                           -------------- -------------- -------------
Income statement
 Interest income .........................................................  $     33,636   $    32,158    $    25,562
 Interest expense ........................................................        16,682        16,369         11,080
 Net interest income (taxable-equivalent) ................................        17,082        15,824         14,549
 Net interest income .....................................................        16,954        15,789         14,482
 Provision for credit losses .............................................         1,645           945            798
 Gains (losses) on sales of securities ...................................           147            68            (48)
 Noninterest income ......................................................         9,604         8,132          7,124
 Merger-related charges, net .............................................           398            --             --
 Other noninterest expense ...............................................        15,351        14,667         13,750
 Income before taxes .....................................................         9,311         8,377          7,010
 Income tax expense ......................................................         3,498         3,230          2,656
 Net income ..............................................................         5,813         5,147          4,354
 Net income available to common shareholders .............................         5,611         4,896          4,078
 Net income (excluding merger-related charges) ...........................         6,058         5,147          4,354
 Average common shares issued and outstanding (in thousands) .............     1,638,382     1,613,404      1,590,925
Per common share
 Earnings ................................................................  $       3.42    $     3.03     $     2.56
 Earnings (excluding merger-related charges) .............................          3.58          3.03           2.56
 Diluted earnings ........................................................          3.36          2.98           2.54
 Diluted earnings (excluding merger-related charges) .....................          3.51          2.98           2.54
 Cash dividends paid .....................................................          1.20          1.04           0.94
 Shareholders' equity (year-end) .........................................         22.10         20.89          18.31
Balance sheet (year-end)
 Total loans and leases ..................................................       317,709       302,804        273,615
 Total assets ............................................................       477,702       461,775        426,997
 Total deposits ..........................................................       309,100       296,316        291,127
 Long-term debt ..........................................................        40,041        34,349         24,748
 Common shareholders' equity .............................................        35,429        33,532         29,718
 Total shareholders' equity ..............................................        37,793        36,295         33,036
Performance ratios
 Return on average assets ................................................          1.20%         1.13%          1.07%
 Return on average assets (excluding merger-related charges) .............          1.25          1.13           1.07
 Return on average common shareholders' equity ...........................         16.32         15.52          14.46
 Return on average common shareholders' equity
  (excluding merger-related charges) .....................................         17.04         15.52          14.46
 Efficiency ratio (excluding merger-related charges) .....................         57.52         61.22          63.44
 Total equity to total assets (year-end) .................................          7.91          7.86           7.74
 Total average equity to total average assets ............................          7.61          7.51           7.68
 Dividend payout ratio ...................................................         30.05         29.13          30.53
Risk-based capital ratios (year-end) (1)
 Tier 1 ..................................................................          7.76          7.24           7.43
 Total ...................................................................         12.66         11.58          11.47
 Leverage capital ratio ..................................................          7.09          6.27           6.18
Cash basis financial data (2)
 Earnings per common share ...............................................  $       3.76    $     3.38     $     2.90
 Earnings per common share (excluding merger-related charges) ............          3.91          3.38           2.90
 Diluted earnings per common share .......................................          3.69          3.32           2.87
 Diluted earnings per common share (excluding merger-related
  charges) ...............................................................          3.84          3.32           2.87
 Return on average tangible assets .......................................          1.34%         1.27%          1.22%
 Return on average tangible assets (excluding merger-related charges).....          1.39          1.27           1.22
 Return on average tangible common shareholders' equity ..................         23.65         23.56          22.56
 Return on average tangible common shareholders' equity
  (excluding merger-related charges) .....................................         24.60         23.56          22.56
 Efficiency ratio (excluding merger-related charges) .....................         55.49         58.89          61.01
 Tangible equity to tangible assets ......................................          6.31          6.19           5.91
Market price per share of common stock
 Closing price ...........................................................  $     48 7/8    $ 34 13/16     $  22 9/16
 High for the period .....................................................        52 5/8        37 3/8       28 11/16
 Low for the period ......................................................       32 3/16       22 5/16       21 11/16

(1) Ratios prior to 1998 are former NationsBank ratios and have not been restated to reflect the impact of the BankAmerica and Barnett mergers.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.

Business Segment Operations

     The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation's operations through four business segments: Consumer Banking, Commercial Banking, Global Corporate and Investment Banking, and Principal Investing and Wealth Management.

     The business segments summarized in Table Two are primarily managed with a focus on various performance objectives including net income, return on average equity and operating efficiency. These performance objectives are also presented on a cash basis, which excludes the impact of goodwill and other intangible assets and related amortization expense. The net interest income of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business segment based on an assessment of its inherent risk.

     See Note Sixteen of the consolidated financial statements on page 90 for additional business segment information, including adjustments and reconciliations to consolidated amounts.


     Consumer Banking

     The Consumer Banking segment provides comprehensive retail banking services to individuals and small businesses through multiple delivery channels including approximately 4,700 banking centers and 14,000 automated teller machines (ATMs). These banking centers and ATMs are located principally throughout the Corporation's franchise and serve approximately 30 million households in 22 states and the District of Columbia. This segment also provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and personal computer, student lending and certain insurance services. The consumer finance component provides personal, mortgage, home equity and automobile loans to consumers, retail finance programs to dealers and lease financing to purchasers of new and used cars.

     Consumer Banking's earnings increased 14 percent to $4.0 billion in 1998. Taxable-equivalent net interest income decreased 3 percent to $12.0 billion in 1998, primarily reflecting the impact of securitizations, divestitures and loan sales, partially offset by reduced funding costs from deposit expense management. As the Corporation continues to securitize loans, its role becomes that of a servicer and the servicing income, as well as the gains on securitizations are reflected in noninterest income. The net interest yield increased 3 basis points in 1998, reflecting the impact of lower earning assets coupled with changes in spreads on loans and deposits. Excluding the impact of securitizations, acquisitions and divestitures, average total loans and leases increased approximately 6 percent over average levels in 1997. Average total deposits of $232.3 billion declined slightly from the 1997 level of $234.2 billion, primarily due to $3.5 billion in divestitures in 1998 and 1997, partially offset by core deposit growth.

     The provision for credit losses decreased $306 million to $1.3 billion in 1998 from $1.6 billion in 1997 primarily due to securitizations, loan sales and divestitures.

     Noninterest income in Consumer Banking rose 6 percent to $6.7 billion in 1998 due to increased credit card fee income, non-deposit service charges and fee income, and miscellaneous income primarily related to a $479 million gain on the sale of a manufactured housing unit and loan sales. These gains were partially offset by lower mortgage servicing income resulting from a write-down of mortgage servicing rights of approximately $250 million.

     Noninterest expense decreased 2 percent to $11.1 billion. This reflects the efficiencies obtained from the successful integration of the former Boatmen's Bancshares, Inc. (Boatmen's) and Barnett franchises and expense management efforts. The cash basis efficiency ratio was 56.3 percent, an improvement of approximately 140 basis points compared to 1997. The return on risk-adjusted tangible equity increased to 30 percent in 1998 compared to 26 percent in 1997.

     Consumer Banking's earnings in 1997 increased 21 percent to $3.5 billion compared to $2.9 billion for 1996. Taxable-equivalent net interest income in 1997 of $12.4 billion increased 8 percent from 1996. Noninterest income increased 26 percent in 1997 to $6.3 billion compared to $5.0 billion for 1996. The net interest yield decreased 13 basis points from 1996 to 4.73 percent.

 Commercial Banking

     The Commercial Banking segment provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million. Services provided include commercial lending, treasury and cash management services, asset-backed lending, leasing and factoring. Also included in this segment are the Corporation's commercial finance operations which provide: equipment loans and leases, loans for debt restructuring, mergers and working capital, real estate and health care financing and inventory financing to manufacturers, distributors and dealers.

     Commercial Banking's earnings rose 2 percent to $875 million in 1998. Taxable-equivalent net interest income decreased $42 million from 1997 primarily reflecting higher costs of funds partially offset by higher loan levels. Commercial Banking's average loan and lease portfolio during 1998 increased 8 percent to $51.1 billion compared to $47.3 billion in 1997.

     Noninterest income rose 23 percent to $699 million in 1998 primarily due to increased investment banking fees as well as deposit service charges. Noninterest expense in 1998 increased 10 percent to $1.3 billion, primarily due to increases in data processing and personnel expenses. The cash basis efficiency ratio increased approximately 310 basis points to 45.1 percent. The return on risk-adjusted tangible equity decreased to 25 percent from 29 percent.

     Commercial Banking's earnings in 1997 increased 18 percent to $861 million compared to $729 million for 1996. Taxable-equivalent net interest income in 1997 of $2.0 billion increased 14 percent from 1996. Noninterest income increased 18 percent in 1997 to $568 million compared to $480 million for 1996. The net interest yield decreased 9 basis points from 1996 to 3.79 percent.


Global Corporate and Investment Banking

     The Global Corporate and Investment Banking segment provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, investment banking, capital markets and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, cash management, foreign exchange, leasing, leveraged finance, project finance, real estate, senior bank debt, structured finance, and trade services. Through its Section 20 subsidiary, NationsBanc Montgomery Securities, the Global Corporate and Investment Banking segment is a primary dealer of U.S. Government Securities. This segment underwrites, distributes and makes markets in high-grade and high-yield debt securities, municipal bonds and equity securities. Asset-backed securitization, commercial paper, debt and equity securities research, loan syndications, mergers and acquisitions consulting and private placements are also provided through NationsBanc Montgomery Securities. Additionally, Global Corporate and Investment Banking is a market maker in risk management products which include swap agreements, option contracts, forward settlement contracts, financial futures, and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Corporate and Investment Banking takes positions to support client demands and its own account.

     Global Corporate and Investment Banking's net income decreased to $244 million in 1998 compared to $1.6 billion in 1997. Taxable-equivalent net interest income increased 8 percent in 1998 to $3.7 billion compared to $3.4 billion in 1997, reflecting higher loan volumes and increased trading related activities. Excluding the impact of a $4.2 billion securitization completed in 1997, the Global Corporate and Investment Banking average loan and lease portfolio increased approximately 11 percent over the levels in 1997.

     The provision for credit losses increased from $342 million in 1997 to $1.6 billion in 1998 primarily due to international economic conditions and higher net commercial charge-offs.

Table Two
Business Segment Summary
For the Year Ended December 31
(Dollars in Millions)



                                                         Consumer Banking                  Commercial Banking
                                                ----------------------------------- --------------------------------
                                                    1998        1997        1996       1998       1997       1996
                                                ----------- ----------- ----------- ---------- ---------- ----------
Net income ....................................  $  3,999    $  3,523     $ 2,918    $   875    $   861    $   729
Cash basis earnings (1) .......................     4,545       4,089       3,257        966        953        771
Net interest yield ............................      4.76%       4.73%       4.86%      3.39%      3.79%      3.88%
Average equity to average assets ..............      7.35        7.26        6.51       7.29       7.06       5.69
Return on risk-adjusted average equity ........        20          17          17         19         21         26
Return on risk-adjusted tangible equity (1) ...        30          26          24         25         29         31
Efficiency ratio ..............................      59.5        60.9        60.6       48.8       45.9       45.7
Cash basis efficiency ratio (1) ...............      56.3        57.7        58.2       45.1       42.0       43.6
Average
 Total loans and leases .......................  $174,409    $183,627                $51,120    $47,319
 Total deposits ...............................   232,324     234,226                 18,081     16,906
 Total assets .................................   277,820     291,210                 64,881     59,299
Year-end
 Total loans and leases .......................   175,471     177,200                 53,372     49,031
 Total deposits ...............................   237,816     233,732                 20,948     19,672
 Total assets .................................   269,458     285,686                 67,366     65,243


                                                           Global Corporate &               Principal Investing &
                                                           Investment Banking                 Wealth Management
                                                  ------------------------------------ --------------------------------
                                                      1998         1997        1996       1998       1997       1996
                                                  ------------ ----------- ----------- ---------- ---------- ----------
Net income ......................................   $    244    $  1,632     $ 1,537    $   497    $   560    $   520
Cash basis earnings (1) .........................        383       1,725       1,593        517        580        542
Net interest yield ..............................       1.97%       2.01%       2.04%      2.81%      3.30%      3.39%
Average equity to average assets ................       5.65        5.30        4.76      12.73      13.01      14.63
Return on risk-adjusted average equity ..........          2          15          20         20         28         29
Return on risk-adjusted tangible equity (1) .....          4          18          22         23         32         35
Efficiency ratio ................................       71.3        54.8        52.1       66.9       61.4       58.6
Cash basis efficiency ratio (1) .................       68.7        53.0        50.8       65.8       60.3       57.2
Average
  Total loans and leases ........................   $107,279    $ 99,191                $15,183    $12,001
  Total deposits ................................     63,174      59,746                 11,865     10,883
  Total assets ..................................    223,143     199,766                 19,317     15,569
Year-end ........................................
  Total loans and leases ........................    111,550     101,870                 17,853     13,123
  Total deposits ................................     68,915      60,477                 12,621     11,573
  Total assets ..................................    248,264     204,862                 22,246     18,320

(1) Cash basis calculations exclude intangible assets and the related amortization expense.

     Noninterest income in 1998 was $2.8 billion, a decrease of 8 percent from 1997, reflecting lower trading income due to weaker global markets and lower miscellaneous income due to $158 million of losses associated with the investment in DE Shaw, as well as a $112 million write-down of other equity investments. Partially offsetting these decreases were higher investment banking fees and brokerage income due to the NationsBanc Montgomery Securities and Robertson Stephens acquisitions in the fourth quarter of 1997.

     Noninterest expense rose to $4.7 billion due primarily to higher personnel expenses associated with the NationsBanc Montgomery Securities and Robertson Stephens acquisitions. Expenses in most other categories also increased in 1998 due to the NationsBanc Montgomery Securities and Robertson Stephens acquisitions. The cash basis efficiency ratio increased to 68.7 percent primarily due to higher expense ratios at NationsBanc Montgomery Securities and Robertson Stephens. The return on risk-adjusted tangible equity decreased to 4 percent in 1998 from 18 percent in 1997 reflecting difficult international market conditions.

     Global Corporate and Investment Banking earnings in 1997 increased 6 percent to $1.6 billion compared to $1.5 billion for 1996. Taxable-equivalent net interest income in 1997 of $3.4 billion increased 9 percent from 1996. Noninterest income increased 26 percent in 1997 to $3.1 billion compared to $2.5 billion for 1996. The net interest yield decreased 3 basis points from 1996 to 2.01 percent.


     Principal Investing and Wealth Management

     The Principal Investing and Wealth Management segment includes Wealth Management which provides asset management, banking and trust services for high net worth clients both in the U.S. and internationally through its Private Bank. In addition, this segment provides full service and discount brokerage, investment advisory and investment management, as well as advisory services for the Corporation's affiliated family of mutual funds. The Principal Investing area includes direct equity investments in businesses and investments in general partnership funds.

     Principal Investing and Wealth Management earned $497 million in 1998 compared to $560 million in 1997, a decrease of 11 percent. The results are due to strong growth in the segment's core business, offset by the sales of certain corporate and institutional trust businesses during the third quarter of 1997. Taxable-equivalent net interest income increased 8 percent in 1998 to $451 million compared to $418 million a year ago, reflecting income from increased loan levels. The average loan and lease portfolio in 1998 increased to $15.2 billion compared to $12.0 billion in 1997.

     Noninterest income remained essentially level with 1997 at $1.9 billion in 1998. Core revenue growth was offset by the sales of certain corporate and institutional businesses, which occurred in the third quarter of 1997. Noninterest expense increased 10 percent due primarily to increases in personnel expense, support costs and a bond litigation settlement during the fourth quarter of 1998. See Note Eleven of the consolidated financial statements on page 74 for additional information on litigation. The cash basis efficiency ratio increased approximately 550 basis points to 65.8 percent in 1998 compared to 60.3 percent in 1997. The return on risk-adjusted tangible equity decreased to 23 percent.

     Principal Investing and Wealth Management earnings in 1997 increased 8 percent to $560 million compared to $520 million for 1996. Taxable-equivalent net interest income in 1997 of $418 million increased 29 percent from 1996. Noninterest income increased 12 percent in 1997 to $1.9 billion compared to $1.7 billion for 1996. The net interest yield decreased 9 basis points from 1996 to 3.30 percent.


Results of Operations

Net Interest Income

     An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the last three years and most recent five quarters is presented in Tables Three and Twenty-One, respectively. The changes in net interest income from year to year are analyzed in Table Four.

     Taxable-equivalent net interest income decreased approximately 1 percent to $18.5 billion in 1998 compared to $18.6 billion in 1997 due primarily to a reduction in the net difference between loan and deposit rates and the impact of securitizations, divestitures and asset sales. The decrease was partially offset by loan growth and increased core funding. As the Corporation continues to securitize loans, its role becomes that of a servicer and the servicing income, as well as the gains on securitizations are reflected in noninterest income.

     Average earning assets increased nearly $35 billion from 1997 to $499.7 billion in 1998, driven primarily by an increase in investment securities. These security additions were mainly funded with short-term borrowings, accounting for the majority of the increases in interest income and interest expense, respectively. Loan yields declined 33 basis points during 1998, reflecting lower market interest rates, the competitive market environment and a change in loan mix resulting from strong growth in both consumer and commercial products, offset by securitizations and divestitures, primarily in the consumer product lines.

     The net interest yield decreased 31 basis points to 3.69 percent in 1998 compared to 4.00 percent in 1997, primarily reflecting higher levels of investment securities, which have a lower yield than loans, and a reduction in the net difference between loan and deposit rates.

     Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentrations.

Table Three
12-Month Taxable-Equivalent Data
(Dollars in Millions)



                                                                              1998                            1997
                                                                 ------------------------------- -------------------------------
                                                                   Average                         Average
                                                                   Balance     Income              Balance     Income
                                                                    Sheet        or     Yields/     Sheet        or     Yields/
                                                                   Amounts    Expense    Rates     Amounts    Expense    Rates
                                                                 ----------- --------- --------- ----------- --------- ---------
Earning assets
 Loans and leases (1)
  Commercial - domestic ........................................ $130,177    $ 9,988      7.67%  $117,465    $ 9,386      7.99%
  Commercial - foreign .........................................   31,015      2,246      7.24     28,295      1,995      7.05
  Commercial real estate - domestic ............................   28,418      2,503      8.81     29,468      2,748      9.33
  Commercial real estate - foreign .............................      330         33     10.05        156         30     19.24
                                                                 --------    -------     -----   --------    -------     -----
   Total commercial ............................................  189,940     14,770      7.78    175,384     14,159      8.07
                                                                 --------    -------     -----   --------    -------     -----
  Residential mortgage .........................................   70,842      4,880      6.89     80,593      5,683      7.05
  Home equity lines ............................................   16,129      1,741     10.79     14,760      1,813     12.29
  Direct/Indirect consumer .....................................   40,204      3,506      8.72     39,270      3,464      8.82
  Consumer finance .............................................   14,368      1,529     10.64     13,845      1,625     11.73
  Bankcard .....................................................   12,960      1,638     12.64     15,920      2,127     13.36
  Foreign consumer .............................................    3,397        357     10.51      3,379        301      8.90
                                                                 --------    -------     -----   --------    -------     -----
   Total consumer ..............................................  157,900     13,651      8.65    167,767     15,013      8.95
                                                                 --------    -------     -----   --------    -------     -----
   Total loans and leases ......................................  347,840     28,421      8.17    343,151     29,172      8.50
                                                                 --------    -------     -----   --------    -------     -----
 Securities
  Held for investment ..........................................    4,113        282      6.88      5,402        389      7.19
  Available for sale (2) .......................................   62,571      4,286      6.85     42,867      2,959      6.90
                                                                 --------    -------     -----   --------    -------     -----
   Total securities ............................................   66,684      4,568      6.85     48,269      3,348      6.94
                                                                 --------    -------     -----   --------    -------     -----
 Federal funds sold and securities purchased under
  agreements to resell .........................................   27,288      1,828      6.70     23,437      1,516      6.47
 Time deposits placed and other short-term investments .........    7,649        514      6.72      8,379        541      6.46
 Trading account securities ....................................   39,774      2,634      6.62     38,284      2,588      6.76
 Other earning assets ..........................................   10,504        786      7.49      3,442        325      9.46
                                                                 --------    -------     -----   --------    -------     -----
   Total earning assets (3) ....................................  499,739     38,751      7.75    464,962     37,490      8.06
                                                                 --------    -------     -----   --------    -------     -----
Cash and cash equivalents ......................................   24,907                          24,187
Other assets, less allowance for credit losses .................   59,841                          54,647
                                                                 --------                        --------
   Total assets ................................................ $584,487                        $543,796
                                                                 ========                        ========
Interest-bearing liabilities
 Domestic interest-bearing deposits
  Savings ...................................................... $ 22,692        421      1.86   $ 24,559        490      2.00
  NOW and money market deposit accounts ........................   96,541      2,536      2.63     95,204      2,529      2.66
  Consumer CDs and IRAs ........................................   74,655      3,915      5.24     77,479      4,101      5.29
  Negotiated CDs, public funds and other time deposits .........    7,604        414      5.44      6,412        360      5.62
                                                                 --------    -------     -----   --------    -------     -----
   Total domestic interest-bearing deposits ....................  201,492      7,286      3.62    203,654      7,480      3.67
                                                                 --------    -------     -----   --------    -------     -----
 Foreign interest-bearing deposits (4)
  Banks located in foreign countries ...........................   24,587      1,405      5.72     22,100      1,274      5.77
  Governments and official institutions ........................   10,517        590      5.61     10,801        591      5.47
  Time, savings and other ......................................   24,261      1,530      6.30     22,093      1,339      6.06
                                                                 --------    -------     -----   --------    -------     -----
   Total foreign interest-bearing deposits .....................   59,365      3,525      5.94     54,994      3,204      5.83
                                                                 --------    -------     -----   --------    -------     -----
   Total interest-bearing deposits .............................  260,857     10,811      4.14    258,648     10,684      4.13
                                                                 --------    -------     -----   --------    -------     -----
 Federal funds purchased and securities sold under
  agreements to repurchase and other short-term
  borrowings ...................................................   90,630      5,239      5.78     70,399      4,105      5.83
 Trading account liabilities ...................................   17,472        895      5.12     15,285        975      6.38
 Long-term debt (5) ............................................   49,969      3,345      6.69     46,337      3,137      6.77
                                                                 --------    -------     -----   --------    -------     -----
   Total interest-bearing liabilities (6) ......................  418,928     20,290      4.84    390,669     18,901      4.84
                                                                 --------    -------     -----   --------    -------     -----
Noninterest-bearing sources
 Noninterest-bearing deposits ..................................   84,628                          78,235
 Other liabilities .............................................   36,102                          31,282
 Shareholders' equity ..........................................   44,829                          43,610
                                                                 --------                        --------
   Total liabilities and shareholders' equity .................. $584,487                        $543,796
                                                                 ========                        ========
Net interest spread ............................................                          2.91                            3.22
Impact of noninterest-bearing sources ..........................                           .78                             .78
                                                                                         -----                           -----
Net interest income/yield on earning assets ....................             $18,461      3.69%              $18,589      4.00%
                                                                             =======     =====               =======     =====



                                                                               1996
                                                                 --------------------------------
                                                                   Average
                                                                   Balance     Income
                                                                    Sheet        or      Yields/
                                                                   Amounts    Expense     Rates
                                                                 ----------- --------- ----------
Earning assets
 Loans and leases (1)
  Commercial - domestic ........................................ $102,176    $ 7,963       7.79%
  Commercial - foreign .........................................   24,357      1,768       7.25
  Commercial real estate - domestic ............................   26,563      2,434       9.16
  Commercial real estate - foreign .............................      365         20       5.50
                                                                 --------    -------      -----
   Total commercial ............................................  153,461     12,185       7.94
                                                                 --------    -------      -----
  Residential mortgage .........................................   81,375      6,234       7.66
  Home equity lines ............................................   11,694      1,012       8.66
  Direct/Indirect consumer .....................................   34,442      3,089       8.97
  Consumer finance .............................................   11,955      1,459      12.20
  Bankcard .....................................................   16,655      2,251      13.52
  Foreign consumer .............................................    2,749        284      10.36
                                                                 --------    -------      -----
   Total consumer ..............................................  158,870     14,329       9.02
                                                                 --------    -------      -----
   Total loans and leases ......................................  312,331     26,514       8.49
                                                                 --------    -------      -----
 Securities
  Held for investment ..........................................    7,788        514       6.61
  Available for sale (2) .......................................   33,791      2,333       6.90
                                                                 --------    -------      -----
   Total securities ............................................   41,579      2,847       6.85
                                                                 --------    -------      -----
 Federal funds sold and securities purchased under
  agreements to resell .........................................   24,166      1,371       5.67
 Time deposits placed and other short-term investments .........    7,208        536       7.43
 Trading account securities ....................................   31,753      2,232       7.03
 Other earning assets ..........................................    2,068        264      12.77
                                                                 --------    -------      -----
   Total earning assets (3) ....................................  419,105     33,764       8.06
                                                                 --------    -------      -----
Cash and cash equivalents ......................................   22,800
Other assets, less allowance for credit losses .................   42,285
                                                                 --------
   Total assets ................................................ $484,190
                                                                 ========
Interest-bearing liabilities
 Domestic interest-bearing deposits
  Savings ...................................................... $ 25,063        519       2.07
  NOW and money market deposit accounts ........................   82,854      2,057       2.48
  Consumer CDs and IRAs ........................................   68,998      3,537       5.13
  Negotiated CDs, public funds and other time deposits .........    6,614        387       5.85
                                                                 --------    -------      -----
   Total domestic interest-bearing deposits ....................  183,529      6,500       3.54
                                                                 --------    -------      -----
 Foreign interest-bearing deposits (4)
  Banks located in foreign countries ...........................   24,043      1,361       5.66
  Governments and official institutions ........................    9,582        501       5.23
  Time, savings and other ......................................   19,158      1,238       6.46
                                                                 --------    -------      -----
   Total foreign interest-bearing deposits .....................   52,783      3,100       5.87
                                                                 --------    -------      -----
   Total interest-bearing deposits .............................  236,312      9,600       4.06
                                                                 --------    -------      -----
 Federal funds purchased and securities sold under
  agreements to repurchase and other short-term
  borrowings ...................................................   65,834      3,699       5.62
 Trading account liabilities ...................................   13,643        880       6.45
 Long-term debt (5) ............................................   37,444      2,503       6.69
                                                                 --------    -------      -----
   Total interest-bearing liabilities (6) ......................  353,233     16,682       4.72
                                                                 --------    -------      -----
Noninterest-bearing sources
 Noninterest-bearing deposits ..................................   66,816
 Other liabilities .............................................   27,283
 Shareholders' equity ..........................................   36,858
                                                                 --------
   Total liabilities and shareholders' equity .................. $484,190
                                                                 ========
Net interest spread ............................................                           3.34
Impact of noninterest-bearing sources ..........................                            .74
                                                                                          -----
Net interest income/yield on earning assets ....................             $17,082       4.08%
                                                                             =======      =====

(1) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2) The average balance sheet amounts and yields on securities available for sale are based on the average of historical amortized cost balances.
(3) Interest income includes taxable-equivalent adjustments of $163, $157 and $128 in 1998, 1997 and 1996, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $174, $159, and $31 in 1998, 1997 and 1996, respectively.
(4) Primarily consists of time deposits in denominations of $100,000 or more.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which increased (decreased) interest expense on the underlying linked liabilities of $45, $(15) and $50 in 1998, 1997, and 1996, respectively.

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



                                                               From 1997 to 1998
                                                ------------------------------------------------
                                                 Increase (Decrease)
                                                  in Income/Expense
                                                  Due to Change in
                                                ---------------------
                                                                                     Percentage
                                                 Average    Yields/                   Increase
                                                  Levels     Rates        Total      (Decrease)
                                                --------- ----------- ------------- ------------
Earning assets:
 Loans and leases
  Commercial - domestic .......................  $   986   $    (384)   $    602         6.41%
  Commercial - foreign ........................      196          55         251        12.58
  Commercial real estate -  domestic ..........      (96)       (149)       (245)      ( 8.92)
  Commercial real estate -  foreign ...........       22         (19)          3        10.00
                                                                        --------
   Total commercial ...........................    1,145        (534)        611         4.32
                                                                        --------
  Residential mortgage ........................     (674)       (129)       (803)      (14.13)
  Home equity lines ...........................      159        (231)        (72)      ( 3.97)
  Direct/Indirect consumer ....................       82         (40)         42         1.21
  Consumer finance ............................       60        (156)        (96)      ( 5.91)
  Bankcard ....................................     (379)       (110)       (489)      (22.99)
  Foreign consumer ............................        2          54          56        18.60
                                                                        --------
   Total consumer .............................     (864)       (498)     (1,362)      ( 9.07)
                                                                        --------
    Total loans and leases ....................      395      (1,146)       (751)      ( 2.57)
                                                                        --------
 Securities:
  Held for investment .........................      (89)        (18)       (107)      (27.51)
  Available for sale ..........................    1,350         (23)      1,327        44.85
                                                                        --------
   Total securities ...........................    1,262         (42)      1,220        36.44
                                                                        --------
 Federal funds sold and securities
  purchased under agreements to resell ........      256          56         312        20.58
 Time deposits placed and other short-term
  investments .................................      (48)         21         (27)      ( 4.99)
 Trading account securities ...................       99         (53)         46         1.78
 Other earning assets .........................      541         (80)        461       141.85
                                                                        --------
   Total interest income ......................    2,733      (1,472)      1,261         3.36
                                                                        --------
Interest-bearing liabilities:
 Domestic interest-bearing deposits:
  Savings .....................................      (36)        (33)        (69)      (14.08)
  NOW and money market deposit
   accounts ...................................       35         (28)          7          .28
  Consumer CDs and IRAs .......................     (148)        (38)       (186)      ( 4.54)
  Negotiated CDs, public funds and other
   time deposits ..............................       65         (11)         54        15.00
                                                                        --------
   Total domestic interest-bearing
    deposits ..................................      (79)       (115)       (194)      ( 2.59)
 Foreign interest-bearing deposits:
  Banks located in foreign countries ..........      142         (11)        131        10.28
  Governments and official institutions .......      (16)         15          (1)      (  .17)
  Time, savings and other .....................      135          56         191        14.26
                                                                        ----------
   Total foreign interest-bearing deposits.....      259          62         321        10.02
                                                                        ----------
   Total interest-bearing deposits ............       91          36         127         1.19
                                                                        ----------
 Federal funds purchased, securities sold
  under agreements to repurchase and
  other short-term borrowings .................    1,170         (36)      1,134        27.62
 Trading account liabilities ..................      128        (208)        (80)      ( 8.21)
 Long-term debt ...............................      243         (35)        208         6.63
                                                                        ----------
   Total interest expense .....................    1,369          20       1,389         7.35
                                                                        ----------
Net interest income ...........................    1,560      (1,688)   $   (128)      (  .69)
                                                                        ==========



                                                            From 1996 to 1997
                                                -----------------------------------------
                                                Increase (Decrease)
                                                 in Income/Expense
                                                 Due to Change in
                                                -------------------
                                                                               Percentage
                                                 Average   Yields/              Increase
                                                  Levels    Rates     Total    (Decrease)
                                                --------- --------- --------- -----------
Earning assets:
 Loans and leases
  Commercial - domestic .......................  $1,217    $   206   $1,423       17.87%
  Commercial - foreign ........................     279        (52)     227       12.84
  Commercial real estate -  domestic ..........     270         44      314       12.90
  Commercial real estate -  foreign ...........     (17)        27       10       50.00
                                                                     ------
   Total commercial ...........................   1,767        207    1,974       16.20
                                                                     ------
  Residential mortgage ........................     (59)      (492)    (551)     ( 8.84)
  Home equity lines ...........................     308        493      801       79.15
  Direct/Indirect consumer ....................     427        (52)     375       12.14
  Consumer finance ............................     224        (58)     166       11.38
  Bankcard ....................................     (98)       (26)    (124)     ( 5.51)
  Foreign consumer ............................      59        (42)      17        5.99
                                                                     ------
   Total consumer .............................     797       (113)     684        4.77
                                                                     ------
    Total loans and leases ....................   2,620         38    2,658       10.02
                                                                     ------
 Securities:
  Held for investment .........................    (169)        44     (125)     (24.32)
  Available for sale ..........................     626         --      626       26.83
                                                                     ------
   Total securities ...........................     464         37      501       17.60
                                                                     ------
 Federal funds sold and securities
  purchased under agreements to resell ........     (42)       187      145       10.58
 Time deposits placed and other short-term
  investments .................................      81        (76)       5         .93
 Trading account securities ...................     444        (88)     356       15.95
 Other earning assets .........................     143        (82)      61       23.11
                                                                     ------
   Total interest income ......................   3,697         29    3,726       11.04
                                                                     ------
Interest-bearing liabilities:
 Domestic interest-bearing deposits:
  Savings .....................................     (10)       (19)     (29)     ( 5.59)
  NOW and money market deposit
   accounts ...................................     321        151      472       22.95
  Consumer CDs and IRAs .......................     446        118      564       15.95
  Negotiated CDs, public funds and other
   time deposits ..............................     (12)       (15)     (27)     ( 6.98)
                                                                     ------
   Total domestic interest-bearing
    deposits ..................................     733        247      980       15.08
 Foreign interest-bearing deposits:
  Banks located in foreign countries ..........    (112)        25      (87)     ( 6.39)
  Governments and official institutions .......      66         24       90       17.96
  Time, savings and other .....................     181        (80)     101        8.16
                                                                     ------
   Total foreign interest-bearing deposits.....     129        (25)     104        3.35
                                                                     ------
   Total interest-bearing deposits ............     920        164    1,084       11.29
                                                                     ------
 Federal funds purchased, securities sold
  under agreements to repurchase and
  other short-term borrowings .................     263        143      406       10.98
 Trading account liabilities ..................     105        (10)      95       10.80
 Long-term debt ...............................     602         32      634       25.33
                                                                     ------
   Total interest expense .....................   1,803        416    2,219       13.30
                                                                     ------
Net interest income ...........................   2,124       (617)  $1,507        8.82
                                                                     ======

Provision for Credit Losses

     The provision for credit losses was $2.9 billion in 1998 compared to $1.9 billion in 1997. The increase in the provision for credit losses was primarily due to the establishment of a $500 million provision related to international economic conditions and higher net commercial charge-offs. The provision for credit losses for 1998 and 1997 covered net charge-offs of $2.5 billion and $1.9 billion, respectively. Higher commercial net charge-offs in 1998 included a credit agreement with DE Shaw. Higher commercial net charge-offs were partially offset by lower net charge-offs in the consumer loan portfolio. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories see the "Credit Risk Management and Credit Portfolio Review" section beginning on page 34.


Gains on Sales of Securities

     Gains on sales of debt securities were $1.0 billion in 1998 compared to $271 million in 1997. Securities gains were higher in 1998 as a result of increased activity connected with the Corporation's overall risk management activity and favorable market conditions for certain debt instruments caused by turbulence in equity markets.


Noninterest Income

     As presented in Table Five, noninterest income increased approximately 4 percent to $12.2 billion in 1998, primarily reflecting higher levels of income from investment banking, brokerage, and credit card activities, offset by declines in mortgage banking and trading income.


Table Five
Noninterest Income
(Dollars in Millions)



                                                                                    Change
                                                                              -------------------
                                                             1998      1997    Amount    Percent
                                                          --------- --------- -------- ----------
Service charges on deposit accounts .....................  $ 3,396   $ 3,373   $   23        .7%
Mortgage servicing and other mortgage-related income ....      115       401     (286)    (71.3)
Investment banking income ...............................    2,009     1,476      533      36.1
Trading account profits and fees ........................      171       976     (805)    (82.5)
Brokerage income ........................................      728       355      373     105.1
Other nondeposit-related service fees ...................      652       680      (28)    ( 4.1)
Asset management and fiduciary service fees .............      973       990      (17)    ( 1.7)
Credit card income ......................................    1,448     1,231      217      17.6
Other income ............................................    2,697     2,274      423      18.6
                                                           -------   -------   ------     -----
                                                           $12,189   $11,756   $  433       3.7%
                                                           =======   =======   ======     =====

o Mortgage servicing and other mortgage-related income decreased to $115 million in 1998, primarily due to a $250 million write-down of mortgage servicing rights caused by an increase in anticipated prepayment rates. The average portfolio of loans serviced increased 9 percent from $204 billion in 1997 to $222 billion in 1998. Mortgage loan originations through the Corporation's mortgage units increased to $65.1 billion in 1998 compared to $35.7 billion in 1997, primarily due to a decline in interest rates. Origination volume in 1998 was composed of approximately $30.1 billion of retail loan volume and $35.0 billion of correspondent and wholesale loan volume.

 In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was approximately $9.8 billion on December 31, 1998 with associated net unrealized losses of $8.0 million. These contracts generally have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain interest rate swaps. The notional amount of such contracts on December 31, 1998 was $22.4 billion with an associated net unrealized gain of $190 million. As of December 31, 1998, the amount of net realized deferred gains associated with terminated derivative products related to the mortgage servicing portfolio was $266 million. For additional information on mortgage banking activities, see Note One of the consolidated financial statements on page 56.

o Investment banking income increased 36 percent to $2.0 billion in 1998, mainly reflecting changes in the levels of syndication fees, securities underwriting activity and advisory fees, primarily due to the acquisitions of NationsBanc Montgomery Securities and Robertson Stephens in the fourth quarter of 1997. Securities underwriting fees increased $289 million to $558 million in 1998 as a result of the NationsBanc Montgomery Securities and Robertson Stephens acquisitions. Syndication fees increased 28 percent due to increased syndication activities in 1998. Advisory services fees increased $204 million to $384 million reflecting the impact of the NationsBanc Montgomery Securities and Robertson Stephens acquisitions. On August 31,1998, as a result of the BankAmerica merger, the Corporation sold the investment banking operations of Robertson Stephens. Investment banking income by major business activity follows:



                                       1998      1997
(Dollars in Millions)               --------- ---------
  Investment Banking Income
  Principal investing .............  $  570    $  581
  Securities underwriting .........     558       269
  Syndications ....................     426       333
  Advisory services ...............     384       180
  Other ...........................      71       113
                                     ------    ------
  Total ...........................  $2,009    $1,476
                                     ======    ======

o Trading account profits and fees totaled $171 million in 1998 compared to $976 million in 1997. The decrease is primarily attributable to a write-down of Russian securities and losses in corporate bonds and commercial mortgage products as spreads widened in the third quarter. The fair values of the components of the Corporation's trading account assets and liabilities on December 31, 1998 and 1997 as well as their average fair values for 1998 and 1997 are disclosed in Note Four of the consolidated financial statements on page 66. Trading account profits and fees by major business activity follows:



                                             1998     1997
(Dollars in Millions)                     --------- -------
  Trading Account Profits and Fees
  Foreign exchange contracts ............  $  531    $478
  Interest rate contracts ...............     209     166
  Securities trading ....................    (610)    287
  Other .................................      41      45
                                           ------    ----
  Total .................................  $  171    $976
                                           ======    ====

o Brokerage income increased 105 percent to $728 million in 1998, due mainly to the acquisitions of NationsBanc Montgomery Securities and Robertson Stephens as well as continued internal growth.

o Asset management and fiduciary service fees decreased $17 million in 1998, reflecting the impact of the third quarter 1997 sales of certain corporate and institutional trust businesses, which included businesses that provided administrative and record-keeping services for employee benefit plans. An analysis of asset management and fiduciary service fees by major business activity follows:

                                                          1998        1997
(Dollars in Millions)                                 ----------- -----------
        Asset Management and Fiduciary Service Fees
          Private bank ..............................  $    728    $    690
          Funds and institutional investment management     182         154
          Retirement services, corporate trust and other     63         146
                                                       --------    --------
            Total ...................................  $    973    $    990
                                                       ========    ========
        Market Value of Assets
          Assets under management ...................  $233,500    $211,470
          Assets under administration ...............   300,167     372,040

 The Private Bank provides investment management, personal trust, tax and estate planning, customized lending and banking for high-net-worth clients and private businesses. Funds and Institutional Investment Management includes brokerage (full-service and discount services with access to a wide range of non-FDIC-insured investments, including stocks, bonds, fixed-income securities and mutual funds), mutual funds (investment advisor to over 50 funds including money market, fixed-income and equity funds), and institutional investment management (investment advisory and management services for institutional clients are offered by TradeStreet Investment Associates, Inc., Chicago Equity Partners, Sovran Capital Management Corporation and Boatmen's Capital Management, Inc.). Fees received by Retirement Services and Corporate Trust decreased in 1998 from 1997 as the result of the sale of certain businesses which provided administrative, fiduciary and record-keeping services for businesses and institutional customers.

o Credit card income increased 18 percent to $1.4 billion in 1998 due primarily to higher transaction volume and exchange fees. Credit card income includes $178 million and $98 million from credit card securitizations in 1998 and 1997, respectively.

o Other income totaled $2.7 billion in 1998, an increase of $423 million over 1997. The increase over 1997 was due primarily to the $479 million gain from the sale of the manufactured housing lending business and a $110 million gain on the sale of a partial ownership interest in a mortgage company, partially offset by write-downs of $158 million of losses associated with the investment in DE Shaw in the fourth quarter of 1998 and other equity investments of $162 million. Other income also includes certain prepayment fees and other fees, net rental income on automobile leases classified as operating leases, servicing and related fees from the consumer finance business, insurance commissions and earnings and bankers' acceptances and letters of credit fees.


Other Noninterest Expense

     As presented in Table Six, the Corporation's other noninterest expense increased 6 percent in 1998 over 1997. Excluding acquisitions and related transition expenses, other noninterest expense increased 3 percent over 1997.


Table Six
Other Noninterest Expense
(Dollars in Millions)

                                                         1998                     1997                   Change
                                               ------------------------ ------------------------ -----------------------
                                                 Amount    Percent (1)    Amount    Percent (1)     Amount      Percent
                                               ---------- ------------- ---------- ------------- ------------ ----------
 Personnel ...................................  $ 9,412        30.7%     $ 8,703        28.7%       $ 709          8.1%
 Occupancy, net ..............................    1,643         5.4        1,576         5.2           67          4.3
 Equipment ...................................    1,404         4.6        1,408         4.6           (4)       (  .3)
 Marketing ...................................      581         1.9          655         2.2          (74)       (11.3)
 Professional fees ...........................      843         2.8          763         2.5           80         10.5
 Amortization of intangibles .................      902         2.9          855         2.8           47          5.5
 Data processing .............................      765         2.5          626         2.1          139         22.2
 Telecommunications ..........................      563         1.8          491         1.6           72         14.7
 Other general operating .....................    2,044         6.6        2,059         6.8          (15)       (  .7)
 General administrative and miscellaneous.....      584         1.9          489         1.6           95         19.4
                                                -------        ----      -------        ----       ------        -----
                                                $18,741        61.1%     $17,625        58.1%      $1,116          6.3%
                                                =======        ====      =======        ====       ======        =====

(1) Percent of taxable-equivalent net interest and noninterest income.

     A discussion of the significant components and changes in other noninterest expense in 1998 compared to 1997 follows:

o Personnel expense increased 8 percent to $9.4 billion in 1998, primarily due to the acquisitions of NationsBanc Montgomery Securities, Robertson Stephens and NationsBanc Auto Leasing, Inc. Excluding these acquisitions, 1998 personnel expense increased by 3 percent over 1997. On December 31, 1998, the Corporation had approximately 171,000 full-time equivalent employees compared to approximately 181,000 full-time equivalent employees on December 31, 1997.

o Marketing expense amounted to $581 million in 1998, a decrease of approximately 11 percent from 1997, reflecting a decline in advertising and promotional expenses.

o Professional fees increased $80 million over 1997 to $843 million, primarily due to increases in outside legal fees.

o Data processing expense increased to $765 million in 1998 compared to $626 million in 1997 due to increased processing costs associated with the NationsBanc Montgomery Securities, Robertson Stephens and NationsBanc Auto Leasing, Inc. acquisitions.

o Telecommunications expense increased $72 million over 1997 to $563 million, mainly due to acquisition and transition efforts, expenses related to the implementation of Model Bank, a banking platform, and increased call volume.


o General administrative and miscellaneous expense increased to $584 million compared to $489 million in 1997, primarily due to the addition of NationsBanc Montgomery Securities, Robertson Stephens and NationsBanc Auto Leasing, Inc.


Year 2000 Project

     The following is a Year 2000 Readiness Disclosure.


     General

     Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips, may be unable to distinguish between 1900 and 2000. If not
                                                     --       --
remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. Since the Year 2000 is a leap year, there could also be business disruptions as a result of the inability of many computer systems to recognize February 29, 2000.

     In October 1995 and February 1996, respectively, NationsBank and BankAmerica established project teams to address these issues. Each of these teams remains in place and continues to work on solving problems related to the Year 2000. Although each of these Year 2000 teams proceeds according to its respective work plan, they are capitalizing on the best practices of both teams. Going forward, the Year 2000 efforts of both teams are being integrated.


     Personnel from the Corporation's business segments and project teams have identified and analyzed, and are correcting and testing, computer systems throughout the Corporation ("Systems"). Personnel have also taken inventory of equipment that uses embedded computer chips (i.e., "non-information technology systems" or "Infrastructure") and scheduled remediation or replacement of this Infrastructure, as necessary. Examples of Infrastructure include ATMs, building security systems, fire alarm systems, identification and access cards, date stamps and elevators. The NationsBank team tracks Systems and Infrastructure separately, whereas the BankAmerica team tracks Systems and Infrastructure collectively ("Projects"). For purposes of this section, the information provided for Systems and Projects is generally provided on a combined basis.


     State of Readiness

     The Corporation's Year 2000 efforts are generally divided into phases for analysis, remediation, testing and compliance. In the analysis phase, the Corporation identifies Systems/Projects and Infrastructure that have Year 2000 issues and determines the steps necessary to remediate these issues. In the remediation phase, the Corporation replaces, modifies or retires Systems/Projects or Infrastructure, as necessary. During the testing phase, the Corporation performs testing to determine whether the remediated Systems/Projects and Infrastructure accurately process and identify dates. In the compliance phase, the Corporation internally certifies the Systems/Projects and Infrastructure that are Year
2000 ready and implements processes to enable these Systems/Projects and Infrastructure to continue to identify and process dates accurately through the Year 2000 and thereafter.

     As of December 31, 1998, the NationsBank team has identified over 1,500 Systems, and the BankAmerica team has identified approximately 2,900 Projects, for a total of approximately 4,400 Systems/Projects. In addition, the NationsBank team has identified over 17,000 Infrastructure items that may have Year 2000 implications. For Systems/Projects, as of December 31, 1998, the analysis and remediation phases were substantially complete, the testing phase was approximately 95% complete and the compliance phase was approximately 90% complete. For Infrastructure, as of December 31, 1998, the analysis phase was approximately 98% complete, the remediation phase was approximately 91% complete, the testing phase was approximately 89% complete and the compliance phase was approximately 84% complete. The Corporation expects to substantially complete all phases by June 30, 1999, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC).

     The Corporation tracks Systems/Projects and Infrastructure for Year 2000-required changes based on a risk evaluation. Of the identified Systems/Projects and Infrastructure, approximately 1,900 Systems/Projects and 1,100 Infrastructure items have been designated "mission critical" (i.e., if not made Year 2000 ready, these Systems/Projects or Infrastructure items would substantially impact the normal conduct of business). For mission critical Systems/Projects, as of December 31, 1998, the analysis and remediation phases were substantially complete, the testing phase was approximately 96% complete and the compliance phase was approximately 90% complete. The Corporation will also perform "time machine testing" (i.e., emulate Year 2000 conditions in a dedicated environment) on selected mission critical Systems. For mission critical Infrastructure items, as of December 31, 1998, the analysis phase was approximately 98% complete, the remediation phase was approximately 77% complete, the testing phase was approximately 86% complete and the compliance phase was approximately 70% complete.

     Ultimately, the potential impact of Year 2000 issues will depend not only on the corrective measures the Corporation undertakes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other entities which provide data to, or receive data from, the Corporation, or whose financial condition or operational capability is important to the Corporation as borrowers, vendors, customers, investment opportunities (either for the Corporation's accounts or for the accounts of others) or lenders. In addition, the Corporation's business may be affected by the corrective measures taken by the landlords and managers of buildings leased by the Corporation. Accordingly, the Corporation is communicating with certain of these parties to evaluate any potential impact on the Corporation.

     In particular, the Corporation is contacting its service providers and software vendors (collectively, "Vendors") and requesting information on their Year 2000 project plans. The Corporation has designated approximately 36% of these Vendors as "mission critical." As of December 31, 1998, the Corporation has received assurances that approximately 78% of its Vendors, and approximately 85% of its mission critical Vendors, are Year 2000 ready. At the end of 1998, any Vendor which had not provided appropriate documentation, had not responded timely to the Corporation's inquiries or did not expect to be Year 2000 ready until 1999 was placed in an "at risk" category. As of December 31, 1998, the Corporation has placed approximately 16% of its Vendors, and approximately 7% of its mission critical Vendors, in an "at risk" category. In accordance with its contingency plans, the Corporation will continue to focus on these "at risk" mission critical Vendors in order to mitigate any potential risk.

     The Corporation is also tracking the Year 2000 compliance efforts of certain domestic and foreign agencies involved with payment systems, such as clearing houses, security clearings and central banks. The Corporation has identified 29 of 195 agencies, or 15%, which have neither responded to the Corporation's inquiries or which were not Year 2000 ready as of December 31, 1998. Although work involved with the implementation of the Euro resulted in some delay with respect to the agencies' efforts in this area, the Corporation will continue to monitor those agencies of particular concern.

     In addition, the Corporation has completed Year 2000 risk assessments for the majority of its commercial credit customers. For any customers deemed higher risk, on a quarterly basis, the Corporation's Credit Review Committee reviews the results of customer assessments prepared by the customers' relationship managers. By July 1, 1999, the Corporation will reassess any customers deemed "medium risk." Weakness in a borrower's Year

2000 strategy is part of the overall risk assessment process. Risk ratings and exposure strategy are adjusted as required after consideration of all risk issues. Any impact on the allowance for credit losses is determined through the normal risk rating process.

     The Corporation is also assessing potential Year 2000 risks associated with its investment advisory and fiduciary activities. Each investment subsidiary has a defined investment process and is integrating the consideration of Year 2000 issues into that process. When making investment decisions or recommendations, the Corporation's investment research areas consider the Year 2000 issue as a factor in their analysis, and may take certain steps to investigate Year 2000 readiness, such as reviewing ratings, research reports and other publicly available information. In the fiduciary area, the Corporation is assessing Year 2000 risks for business, real estate, oil and gas, and mineral interests that are held in Trust.

     Following the merger with BankAmerica, the Corporation identified its significant depositors and assessed the Year 2000 readiness of these customers. The Corporation will continue to monitor these depositors for purposes of determining any potential liquidity risks to the Corporation.


     Costs

     The Corporation currently estimates the total cost of the Year 2000 project to be approximately $550 million. Of this amount, the Corporation has incurred cumulative Year 2000 costs of approximately $410 million through December 31, 1998. A significant portion of the foregoing cost is not expected to be incremental to the Corporation but instead will constitute a reallocation of existing internal systems technology resources and, accordingly, will be funded from normal operations.


     Contingency Plans

     The Corporation has existing business continuity plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. The Corporation is developing business continuity plans specific to Year 2000 issues that are based on these existing plans.

     The Corporation has made substantial progress on an inventory and assessment of the existing business contingency plans. Supplements to the existing plans to address Year 2000 issues are being finalized and will include detailed plans to respond to these events. The Corporation substantially completed these supplemental business continuity plans in January 1999. During the remainder of 1999, the business continuity plans are being tested and validated with particular attention to event management and communication processes.


     Risks

     Although the Corporation's remediation efforts are directed at reducing its Year 2000 exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues and it is likely that one or more events may disrupt the Corporation's normal business operations. In the event the Corporation fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Corporation's results of operations, liquidity or financial condition. In addition, there can be no assurance that significant foreign and domestic third parties will adequately address their Year 2000 issues. Further, there may be some such parties, such as governmental agencies, utilities, telecommunication companies, financial services vendors and other providers, where alternative arrangements or resources are not available. Also, risks associated with some foreign third parties may be greater since there is general concern that some entities operating outside the United States are not addressing Year 2000 issues on a timely basis.

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

     Forward-looking statements contained in the foregoing "Year 2000 Project" section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 and 10.


Economic and Monetary Unit (EMU) in Europe

     On January 1, 1999, 11 member countries of the European Union launched a common legal currency called the Euro. EMU monetary policy, including the money supply and official interest rates for the Euro, is now under the direction of the European Central Bank. During the transition period, January 1, 1999 through January 1, 2002, the old national currencies will remain legal tender as denominations of the Euro. Beginning January 1, 2002, Euro denominated bills and coins will be issued for use in cash transactions, and by July 1, 2002, all legacy currencies will cease to be legal tender. EMU will impact the Corporation's payment and clearing systems.

     Management expects the elimination of national currencies in favor of the single Euro currency to reduce cross border barriers to business and reduce the previous competitive advantage of national firms. The Corporation believes that it is favorably positioned to benefit from these changes. In addition, management believes that the Euro conversion presents significant business opportunities for major pan-European providers of cash management services, such as the Corporation.

     The Corporation prepared actively for the Euro conversion, utilizing a dedicated EMU project team to ensure that the Corporation's technology and operations were appropriately modified by January 1, 1999. The project team also communicated extensively with the Corporation's clients and counterparties regarding the implications of EMU and the effect it would have on their business relationships and contracts with the Corporation. The Corporation completed the initial redenomination event on January 3, 1999.

     Most of the costs associated with the Euro conversion were incurred by the end of fiscal 1998, and these costs have not been material. Such costs have been and will continue to be expensed by the Corporation during the period in which they are incurred, and any ongoing costs are not currently anticipated to be material. The Corporation does not expect the formation of the EMU to have a material impact on its results of operations or financial condition.


Income Taxes

     The Corporation's income tax expense for 1998 and 1997 was $2.9 billion and $4.0 billion, respectively. Excluding merger-related charges, the effective tax rates for 1998 and 1997 were 34 percent and 38 percent, respectively. The reduction in the effective tax rate is due primarily to the reorganization of certain subsidiaries of the Corporation in 1998. Note Fourteen of the consolidated financial statements on page 87 includes a reconciliation of federal income tax expense computed using the federal statutory rate of 35 percent to actual income tax expense.


Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet, which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The average balances discussed below can be derived from Table Three. The following discussion addresses changes in average balances in 1998 compared to 1997.

     Average customer-based funds increased $4.2 billion to $286.1 billion in 1998 compared to average levels for 1997. As a percentage of total sources, average customer-based funds decreased to 49 percent in 1998 from 52 percent in 1997.

     Average market-based funds increased $26.8 billion in 1998 to $167.5 billion and comprised a larger portion of total sources of funds at 29 percent in 1998 compared to 26 percent in 1997. In addition, 1998 levels of long-term debt increased by $3.6 billion over 1997, mainly the result of borrowings to fund business development opportunities and to replace debt maturities.

     Average loans and leases, the Corporation's primary use of funds, increased $4.7 billion to $347.8 billion during 1998. As a percentage of total uses of funds, average loans and leases decreased to 60 percent in 1998 from 63 percent in 1997. The increase in average loans and leases was due primarily to core loan growth, partially offset by the impact of $19.3 billion of securitizations in 1997, most of which occurred in the third quarter. The ratio of average loans and leases to customer-based funds was 122 percent for both 1998 and 1997.

     Average other assets and cash and cash equivalents increased $5.9 billion to $84.7 billion in 1998 due largely to an increase in derivative-dealer assets associated with interest rate fluctuations and goodwill associated mainly with the NationsBanc Montgomery Securities and NationsBanc Auto Leasing, Inc. acquisitions.

     The average securities portfolio in 1998 increased $18.4 billion over 1997 levels, amounting to 11 percent of total uses of funds in 1998 compared to 9 percent in 1997. See the following "Securities" section for additional information on the securities portfolio.

     Cash and cash equivalents were $28.3 billion on December 31, 1998, a decrease of $189 million from December 31, 1997. During 1998, net cash provided by operating activities was $10.9 billion, net cash used in investing activities was $47.2 billion and net cash provided by financing activities was $36.1 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 54 in the consolidated financial statements.

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

     The securities portfolio on December 31, 1998 consisted of securities held for investment totaling $2.0 billion and securities available for sale totaling $78.6 billion compared to $4.8 billion and $62.2 billion, respectively, on December 31, 1997. The increase in available for sale securities reflects the management of the Corporation's interest rate sensitivity by adding fixed-income assets.

     On December 31, 1998 and 1997, the market value of the Corporation's securities held for investment reflected net unrealized losses of $144 million and net unrealized gains of $83 million, respectively.

     The valuation allowance for securities available for sale and marketable equity securities included in shareholders' equity was $292 million on December 31, 1998, reflecting pre-tax appreciation of $354 million on debt securities and $165 million on marketable equity securities. The valuation allowance increased shareholders' equity by $545 million on December 31, 1997. The decrease in the valuation allowance was primarily attributable to the realization of securities gains during 1998 and lower market interest rates at December 31, 1998.

     The estimated average duration of securities held for investment and securities available for sale portfolios were 5.59 and 4.14, respectively, on December 31, 1998 compared to 4.90 and 4.91, respectively, on December 31, 1997.


Loans and Leases

     Total loans and leases increased approximately 4 percent to $357.3 billion on December 31, 1998 compared to $342.1 billion on December 31, 1997. As presented in Table Three, average total loans and leases increased 1 percent to $347.8 billion in 1998 compared to $343.2 billion in 1997 primarily due to core loan growth, partially offset by the impact of $11.6 billion of securitizations in 1998 and $19.3 billion of securitizations in 1997.

     Average commercial loans increased to $189.9 billion in 1998 compared to $175.4 billion in 1997, due largely to core loan growth, partially offset by the impact of $4.2 billion of securitizations in 1997. Average domestic commercial real estate loans decreased to $28.4 billion in 1998 due mainly to loan sales.

     Average residential mortgage loans decreased 12 percent to $70.8 billion in 1998 compared to $80.6 billion in 1997, mainly the result of loan sales and the impact of $5.1 billion of securitizations in 1998 and $9.6 billion of securitizations in 1997.

     Average bankcard and other consumer loans, including direct and indirect consumer loans and home equity loans, decreased $116 million to $87.1 billion in 1998 due primarily to a decrease in bankcard loans, which included the impact of $2.0 billion of securitizations in 1998, partially offset by an increase in other consumer loans.

     A significant source of liquidity for the Corporation is the repayments and maturities of loans. Table Seven shows selected loan maturity data on December 31, 1998 and indicates that approximately 48 percent of the selected loans had maturities of one year or less. The securitization and sale of certain loans and the use of loans as collateral in asset-backed financing arrangements are also sources of liquidity.


Table Seven
Selected Loan Maturity Data
December 31, 1998
(Dollars in Millions)


This table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage, bankcard, other consumer loans and lease financing). Maturities are presented on a contractual basis.



                                                                                         Due after
                                                                             Due in       1 year
                                                                             1 year       through     Due after
                                                                             or less      5 years      5 years       Total
                                                                          ------------ ------------ ------------ -------------
Commercial - domestic ...................................................   $ 65,256     $ 47,185     $ 16,195     $ 128,636
Commercial real estate - domestic .......................................      3,409        6,990        9,405        19,804
Construction real estate - domestic .....................................      3,866        2,864          378         7,108
Foreign .................................................................     18,284        8,939        5,526        32,749
                                                                            --------     --------     --------     ---------
 Total selected loans ...................................................   $ 90,815     $ 65,978     $ 31,504     $ 188,297
                                                                            ========     ========     ========     =========
Percent of total ........................................................       48.2%        35.1%        16.7%          100%
Cumulative percent of total .............................................       48.2         83.3        100.0
Sensitivity of loans to changes in interest rates for loans due after one year
 Predetermined interest rates ...........................................                $ 15,154     $ 12,489     $  27,643
 Floating or adjustable interest rates ..................................                  50,824       19,015        69,839
                                                                                         --------     --------     ---------
                                                                                         $ 65,978     $ 31,504     $  97,482
                                                                                         ========     ========     =========

Deposits

     Table Three provides information on the average amounts of deposits and the rates paid by deposit category. Through the Corporation's diverse retail banking network, deposits remain a primary source of funds for the Corporation. Average deposits increased 3 percent in 1998 over 1997 to $345.5 billion. See Note Seven of the consolidated financial statements on page 68 for further details on deposits.


Short-Term Borrowings and Trading Account Liabilities

     The Corporation uses short-term borrowings as a funding source and in its management of interest rate risk. Table Eight presents the categories of short-term borrowings.

     During 1998, total average short-term borrowings increased 29 percent to $90.6 billion and average trading account liabilities increased 14 percent from 1997 levels, to $17.5 billion in 1998.

Table Eight
Short-Term Borrowings
(Dollars in Millions)



                                                       1998                 1997                  1996
                                               -------------------- --------------------- --------------------
                                                 Amount     Rate      Amount      Rate      Amount     Rate
                                               --------- ---------- ---------- ---------- --------- ----------
Federal funds purchased
  On December 31 .............................  $ 7,316      5.25%   $10,111       5.80%   $ 6,187      6.06%
  Average during year ........................    8,201      5.42      6,551       5.54      6,662      5.35
  Maximum month-end balance during year ......   11,187        --     10,111         --      9,974        --
Securities sold under agreements to repurchase
  On December 31 .............................   60,227      5.08     51,303       5.83     24,279      5.58
  Average during year ........................   56,710      5.66     45,403       5.58     41,239      5.52
  Maximum month-end balance during year ......   71,595        --     51,820         --     43,120        --
Commercial paper
  On December 31 .............................    6,749      5.19      5,925       5.65      5,849      5.52
  Average during year ........................    6,419      5.56      6,184       5.64      6,036      5.66
  Maximum month-end balance during year ......    7,913        --      6,689         --      7,028        --
Other short-term borrowings
  On December 31 .............................   24,742      4.52     12,120       6.52     12,239      6.06
  Average during year ........................   19,300      6.35     12,261       7.02     11,897      6.09
  Maximum month-end balance during year ......   25,927        --     13,974         --     13,489        --

Long-Term Debt

     Long-term debt increased 7 percent from $42.9 billion at December 31, 1997 to $45.9 billion on December 31, 1998 mainly as a result of borrowings to fund business development opportunities and to replace maturing debt. During 1998, the Corporation issued $350 million of trust preferred securities and $12.5 billion in long-term senior and subordinated debt. See Notes Eight and Nine of the consolidated financial statements on pages 69 and 71 for further details on long-term debt and trust preferred securities.


Other

     The Corporation has commercial paper back-up lines totaling $1.1 billion of which $669 million expires in October 1999 and $479 million expires in October 2002. In addition, the Corporation has a $1.6 billion line of credit which expires in May 2001. No borrowings have been made under these lines.

     The Corporation's financial position is reflected in the following debt ratings, which include upgrades as applicable from December 31, 1997 ratings:



                                       Commercial   Senior   Subordinated
                                          Paper      Debt        Debt
                                      ------------ -------- -------------
  Moody's Investors Service .........      P-1        Aa2        Aa3
  Standard & Poor's Corporation .....      A-1        A+          A
  Duff and Phelps, Inc ..............     D-1+        AA-         A+
  Fitch IBCA, Inc ...................     F-1+        AA-         A+
  Thomson BankWatch .................     TBW-1       AA-         A+

     In managing liquidity, the Corporation takes into consideration the ability of its subsidiary banks to pay dividends to the parent company. See Note Twelve of the consolidated financial statements on page 78 for further details on dividend capabilities of its subsidiary banks.


Capital Resources And Capital Management

     Shareholders' equity on December 31, 1998 was $45.9 billion compared to $44.6 billion on December 31, 1997. The increase was primarily due to net earnings (net income less dividends) of $2.6 billion coupled with the issuance of approximately 30.5 million shares of common stock under various employee plans. The increase was partially offset by the repurchase of 29.3 million shares of common stock for approximately $1.8 billion and a net decrease of $242 million in the market value of securities available for sale and marketable equity securities.

     The Corporation's and its significant banking subsidiaries' regulatory capital ratios, along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, are included in Note Twelve of the consolidated financial statements on page 78.


Off-Balance Sheet

Derivatives - Asset and Liability Management (ALM) Activities

     Interest rate contracts are used in the asset and liability management process. These contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Futures contracts used for ALM activities are primarily index futures providing for cash payments based upon the movements of a deposit rate index.

     The amount of net realized deferred gains associated with terminated ALM swaps were $294 million and $68 million on December 31, 1998 and December 31, 1997, respectively. The amount of net realized deferred losses associated with terminated ALM futures and forward rate contracts was $1 million on December 31, 1998, compared to a gain of $9 million on December 31, 1997. The amount of net realized deferred gains associated with terminated ALM options were $26 million and $13 million on December 31, 1998 and December 31, 1997, respectively. See Note Eleven of the consolidated financial statements on page 74 for information on the notional amounts and fair values of the Corporation's ALM interest rate contracts.

     In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, forward and futures contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. On December 31, 1998, these contracts had a notional value of $3.3 billion and a fair value of $72 million.

     The fair values of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 19.


Market Risk Management

     In the normal course of conducting its business activities, the Corporation is exposed to market risks which include both price and liquidity risk. Market risk is the potential of loss arising from adverse changes in market rates and prices, such as interest rates (interest rate risk), foreign currency exchange rates (foreign exchange risk), commodity prices (commodity risk) and prices of equity securities (equity risk). Financial products that expose the Corporation to market risk include securities, loans, deposits, debt, and derivative financial instruments such as futures, forwards, swaps, options, and other financial instruments with similar characteristics. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current or future financial commitments or that the Corporation may be more reliant on alternative funding sources such as long-term debt.

     Market risk is managed by the Corporation's Finance Committee, which formulates policy based on desirable levels of market risk. In setting desirable levels of market risk, the Finance Committee considers the impact on both earnings and capital of the current outlook in market rates, potential changes in market rates, world and regional economies, liquidity, business strategies and other factors.

     For a discussion of non-trading, on-balance sheet financial instruments see Table Nine in the following Market Risk Management section on page 31. For information on market risk associated with ALM activities, see the following discussion on page 32 of the Market Risk Management section and the mortgage banking section of Noninterest Income on page 19. Market risk associated with the trading portfolio is discussed in the following Market Risk Management section on page 32. The composition of the trading portfolio and related fair values are included in Note Four of the consolidated financial statements on page 66.

     Prior to the BankAmerica merger, market risk exposure was managed by each of the previously separate companies. Separate risk management models and assumptions were used in accordance with each company's unique market risk profile. The market risk information presented in this section is as of, or for the year ended, December 31, 1998 and reflects the market risk profile of the merged company. Prior period amounts have not been presented as such amounts were based on the risk profiles of the previously separate entities and, accordingly, are not comparable to current period amounts.


     Non-Trading Portfolio

     The Corporation's ALM process is used to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios and identifying and linking such off-balance sheet positions to specific assets and liabilities. Interest rate risk represents the only material market risk exposure to the Corporation's non-trading on-balance sheet financial instruments. To effectively measure and manage interest rate risk, the Corporation uses sophisticated computer simulations which determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowings and off-balance sheet financial instruments. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Additionally, duration and market value sensitivity measures are selectively utilized where they provide added value to the overall interest rate risk management process.

     On December 31, 1998, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be less than one percent of net interest income.

     Table Nine below summarizes the expected maturities, unrealized gains and losses and weighted average effective yields and rates associated with the Corporation's significant non-trading on-balance sheet financial instruments. Cash and cash equivalents, time deposits placed and other short-term investments, federal funds sold and purchased, resale and repurchase agreements, commercial paper, other short-term borrowings and foreign deposits, which are similar in nature to other short-term borrowings, are excluded from Table Nine as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. Loans held for sale are also excluded as their carrying values approximate their fair values, generally exposing the Corporation to insignificant market risk. For further information on the fair value of financial instruments see Notes Four and Fifteen of the consolidated financial statements on pages 66 and 88, respectively.

Table Nine
Non-Trading On-Balance Sheet Financial Instruments
December 31, 1998
(Dollars in Millions)


                                                          Unrealized
                                              Total      Gain/(Loss)
                                          ------------- -------------
Assets (1)
Loans (2)(3)
 Fixed rate
 Book value .............................   $ 116,292     $   3,331
 Weighted average effective yield .......        8.23%
 Variable rate
 Book value .............................   $ 221,011         2,591
 Weighted average effective yield .......        6.51%
Securities held for investment (2)
 Fixed rate
 Book value .............................   $   1,858          (144)
 Weighted average effective yield .......        6.64%
 Variable rate
 Book value .............................   $     139            --
 Weighted average effective yield .......        6.33%
Securities available for sale (2)
 Fixed rate
 Book value .............................   $  73,595           237
 Weighted average effective yield .......        6.05%
 Variable rate
 Book value .............................   $   4,641           117
 Weighted average effective yield .......        6.63%
Liabilities (1)
Total deposits (4)(5)
 Fixed rate
 Book value .............................   $ 212,586          (330)
 Weighted average effective rate ........        2.02%
 Variable rate
 Book value .............................   $  86,504             5
 Weighted average effective rate ........        2.96%
Long-term debt (excluding obligations
 under capital leases) (6)
 Fixed rate
 Book value .............................   $  24,761        (1,491)
 Weighted average effective rate ........        7.42%
 Variable rate
 Book value .............................   $  21,006           (66)
 Weighted average effective rate ........        5.35%
Trust preferred securities (6)
 Fixed rate
 Book value .............................   $   3,811          (290)
 Weighted average effective rate ........        8.03%
 Variable rate
 Book value .............................   $   1,143            --
 Weighted average effective rate ........        5.98%



                                                                 Expected Maturity
                                          ----------------------------------------------------------------
                                                                                                   After
                                             1999       2000       2001       2002       2003      2003
                                          ---------- ---------- ---------- ---------- --------- ----------
Assets (1)
Loans (2)(3)
 Fixed rate
 Book value .............................  $38,511    $21,075    $14,656    $10,037    $ 6,994   $25,019
 Weighted average effective yield .......
 Variable rate
 Book value .............................   90,003     35,016     26,197     25,458     14,637    29,700
 Weighted average effective yield .......
Securities held for investment (2)
 Fixed rate
 Book value .............................      808        147        124         71        119       589
 Weighted average effective yield .......
 Variable rate
 Book value .............................       80         19          7         18          4        11
 Weighted average effective yield .......
Securities available for sale (2)
 Fixed rate
 Book value .............................      855      1,448      3,433      6,338      9,050    52,471
 Weighted average effective yield .......
 Variable rate
 Book value .............................       66        260        333      3,221         66       695
 Weighted average effective yield .......
Liabilities (1)
Total deposits (4)(5)
 Fixed rate
 Book value .............................   70,087     12,876     12,723     12,034     11,372    93,494
 Weighted average effective rate ........
 Variable rate
 Book value .............................   19,864     14,087     11,557      9,709      8,191    23,096
 Weighted average effective rate ........
Long-term debt (excluding obligations
 under capital leases) (6)
 Fixed rate
 Book value .............................    1,618      2,069      4,691      3,122      2,937    10,324
 Weighted average effective rate ........
 Variable rate
 Book value .............................    6,640      6,658      2,482      1,282      2,326     1,618
 Weighted average effective rate ........
Trust preferred securities (6)
 Fixed rate
 Book value .............................       --         --        900         --        350     2,561
 Weighted average effective rate ........
 Variable rate
 Book value .............................       --         --         --        400         --       743
 Weighted average effective rate ........

(1) Fixed and variable rate classifications are based on contractual rates and are not modified for the impact of asset and liability management contracts.
(2) Expected maturities reflect the impact of prepayment assumptions.
(3) Excludes leases.
(4) When measuring and managing market risk associated with domestic deposits, the Corporation considers its long-term relationships with depositors. The unrealized loss on deposits in this table does not consider these long-term relationships, therefore only certificates of deposits reflect a change in value.
(5) Excludes foreign time deposits.
(6) Expected maturities of long-term debt and trust preferred securities reflect the Corporation's ability to redeem such debt prior to contractual maturities.

     Risk management interest rate contracts are utilized in the ALM process. Such contracts, which are generally non-leveraged generic interest rate and basis swaps, futures, forwards, and options, allow the Corporation to effectively manage its interest rate risk position. As reflected in Table Ten, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps on December 31, 1998 was $60.5 billion, primarily converting variable-rate commercial loans to fixed rate, and $25.8 billion, respectively. The net receive fixed position on December 31, 1998 was $34.7 billion compared to $31.1 billion on December 31, 1997. In addition, the Corporation had $7.7 billion of basis swaps linked primarily to loans and long-term debt.

     Table Ten also summarizes the expected maturities, weighted average pay and receive rates and the unrealized gains and losses on December 31, 1998 of the Corporation's ALM interest rate swaps, as well as the expected maturities and unrealized gains and losses on December 31, 1998 of the Corporation's ALM basis swaps, forwards, futures, and options contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates.

     The net unrealized gain on the ALM swap portfolio on December 31, 1998 was $942 million compared to a net unrealized loss of $18 million on December 31, 1997, primarily reflecting a decrease in interest rates.

     The net unrealized gain in the estimated value of the ALM interest rate contracts should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 19.


Table Ten
Asset and Liability Management Interest Rate Contracts
December 31, 1998
(Dollars in Millions, Average Maturity in Years)



                                            Fair
                                           Value
                                        -----------
Total receive fixed swaps .............  $   1,958
  Notional value ......................
  Weighted average receive rate .......
Total pay fixed swaps .................     (1,006)
  Notional value ......................
  Weighted average pay rate ...........
Basis swaps ...........................        (10)
                                         ---------
  Notional value ......................
Total swaps ...........................        942
Futures and forward rate contracts.....          2
  Notional amount .....................
Option products .......................        (46)
                                         ---------
  Notional amount .....................
Total interest rate contracts .........  $     898
                                         =========



                                                                               Maturity
                                        ---------------------------------------------------------------------------------------
                                                                                                                       After
                                            Total        1999        2000        2001         2002        2003         2003
                                        ------------ ----------- ----------- ------------ ----------- ------------ ------------
Total receive fixed swaps .............
  Notional value ......................   $ 60,450     $ 4,492     $ 8,220     $ 12,213     $ 2,599     $ 15,826     $ 17,100
  Weighted average receive rate .......       6.16%       6.16%       6.28%        6.31%       6.93%        5.59%        6.43%
Total pay fixed swaps .................
  Notional value ......................   $ 25,770     $ 6,062     $ 6,900     $  4,356     $ 1,177     $  2,481     $  4,794
  Weighted average pay rate ...........       6.73%       6.46%       6.89%        6.47%       7.31%        7.14%        6.76%
Basis swaps ...........................
  Notional value ......................   $  7,736     $ 1,685     $   743     $    625     $ 1,669     $  3,014     $     --
Total swaps ...........................
Futures and forward rate contracts.....
  Notional amount .....................   $  6,348     $ 6,348     $    --     $     --     $    --     $     --     $     --
Option products .......................
  Notional amount .....................   $ 26,836     $ 3,225     $   543     $  1,088     $   938     $  1,950     $ 19,092
Total interest rate contracts .........



                                         Average
                                         Expected
                                         Maturity
                                        ---------
Total receive fixed swaps .............     4.55
  Notional value ......................
  Weighted average receive rate .......
Total pay fixed swaps .................     3.18
  Notional value ......................
  Weighted average pay rate ...........
Basis swaps ...........................     2.88
  Notional value ......................
Total swaps ...........................
Futures and forward rate contracts.....
  Notional amount .....................
Option products .......................
  Notional amount .....................
Total interest rate contracts .........

     Trading Portfolio

     The Corporation manages its exposure to market risk resulting from trading activities through a risk management function which is independent of the various business units. The Trading Risk Committee (TRC) establishes and monitors various limits on trading activities. These limits include product volume, gross and net positions, and value-at-risk (VAR) and profit and loss simulation limits. Product volume limits establish maximum aggregate amounts of specific types of derivatives, foreign exchange contracts, and securities that the Corporation may hold in its trading account at any point in time. Position limits restrict the gross and net amount of contracts that can be held in the trading account in any specific maturity grouping. VAR measures the potential loss in future earnings due to market rate movements within the trading portfolio using proprietary models that are based on statistical probability. VAR limits establish the maximum amount of potential loss, based upon sophisticated modeling techniques, that the Corporation is willing to assume at any point in time. Additionally, the Corporation uses profit and loss simulations to measure the potential for loss in various segments of the trading portfolio resulting from specific and extremely adverse scenarios. These scenarios are projected without regard to the statistical probability of their occurrences. Loss simulation limits establish the maximum amount of projected loss computed by the simulation that the Corporation is willing to assume.

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

     The day-to-day management of interest rate and foreign exchange risks takes place at a decentralized level within the Corporation's various trading centers. Limits established by the TRC are assigned to each trading center. In addition, documented trading policies and procedures define acceptable boundaries within which traders can execute transactions in their assigned markets.

     The Corporation uses a VAR methodology to measure the interest rate, foreign exchange, commodity and equity risks inherent in its trading activities. Under this methodology, management models historical data to statistically calculate, with 99 percent confidence, the potential loss in earnings the Corporation might experience if an adverse one-day shift in market prices was to occur.

     The Corporation performs the VAR calculation for each major trading portfolio segment on a daily basis. It then calculates the combined VAR across these portfolio segments using two different sets of assumptions. The first calculation assumes that each portfolio segment experiences adverse price movements at the same time (i.e., the price movements are perfectly correlated). The second calculation assumes that these adverse price movements within the major portfolio segments do not occur at the same time (i.e., they are uncorrelated).


 Trading Activities Market Risk
(US Dollar Equivalents in Millions)



                                             Year Ended December 31, 1998
                                       -----------------------------------------
                                        Average VAR   High VAR (1)   Low VAR (1)
                                       ------------- -------------- ------------
Based on perfect positive correlation:
   Interest rate .....................   $  120.2       $  163.8      $  92.7
   Foreign currency ..................       28.5           46.0          8.3
   Commodities .......................        3.6            6.9          1.4
   Equity ............................        2.0            5.2          0.5
Based on zero correlation:
   Interest rate .....................       37.6           49.9         29.3
   Foreign currency ..................       24.0           40.0          6.4
   Commodities .......................        2.7            5.3          1.1
   Equity ............................        1.7            5.2          0.5

(1) The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the components occurred on different trading days.


     The table above sets forth the calculated VAR amounts for the year ended 1998. The amounts are calculated on a pre-tax basis. Although the Corporation's trading positions have remained generally consistent during 1998, VAR levels have been impacted by recent volatility in market conditions.

     VAR modeling on trading is subject to numerous limitations. In addition, the Corporation recognizes that there are numerous assumptions and estimates associated with modeling and actual results could differ from these assumptions and estimates. The Corporation mitigates these uncertainties through close monitoring and by examining and updating assumptions on an ongoing basis. The continual trading risk management process considers the impact of unanticipated risk exposure and updates assumptions to reduce loss exposure.

Credit Risk Management and Credit Portfolio Review

     In conducting business activities, the Corporation is exposed to the risk that borrowers or counterparties may default on their obligations to the Corporation. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counterparty exposure on trading and capital markets transactions. To manage this risk, the Credit Risk Management group establishes policies and procedures to manage both on- and off-balance sheet credit risk and communicates and monitors the application of these policies and procedures throughout the Corporation.

     The Corporation's overall objective in managing credit risk is to minimize the adverse impact of any single event or set of events. To achieve this objective, the Corporation strives to maintain a credit risk profile that is diverse in terms of product type, industry concentration, geographic distribution and borrower or counterparty concentration.

     The Credit Risk Management group works with lending officers, trading personnel and various other line personnel in areas that conduct activities involving credit risk and is involved in the implementation, refinement and monitoring of credit policies and procedures.

     The Corporation manages credit exposure to individual borrowers and counterparties on an aggregate basis including loans and leases, securities, letters of credit, bankers' acceptances, derivatives and unfunded commitments. The creditworthiness of a borrower or counterparty is determined by experienced personnel, and limits are established for the total credit exposure to any one borrower or counterparty. Credit limits are subject to varying levels of approval by senior line and credit risk management.

     For commercial lending, the originating credit officer assigns borrowers or counterparties an initial risk rating which is based primarily on the amount of inherent credit risk and reviewed for appropriateness by senior line and credit risk personnel. Credits are monitored by line and credit risk management personnel for deterioration in a borrower's or counterparty's financial condition which would impact the ability of the borrower or counterparty to perform under the contract. Risk ratings are adjusted as necessary.

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

     The Corporation also manages exposure to a single borrower, industry, product-type or other concentration through syndications of credits, participations, loan sales and securitizations. Through Global Corporate and Investment Banking, the Corporation is a major participant in the syndications market. In a syndicated facility, each participating lender funds only its portion of the syndicated facility, therefore limiting its exposure to the borrower. The Corporation also identifies and reduces its exposure to the funded borrower, product or industry concentrations through loan sales. Generally, these sales are without recourse to the Corporation.

     In conducting derivatives activities in certain jurisdictions, the Corporation reduces credit risk to any one counterparty through the use of legally enforceable master netting agreements which allow the Corporation to settle positive and negative positions with the same counterparty on a net basis. For more information on the Corporation's off-balance sheet credit risk, see Note Eleven of the consolidated financial statements on page 74.

     An independent credit review group conducts ongoing reviews of credit activities and portfolios, reexamining on a regular basis risk assessments for credit exposures and overall compliance with policy.

     Loans and Leases Portfolio - The Corporation's credit exposure is focused in its loans and leases portfolio, which totaled $357.3 billion on December 31, 1998. Table Fifteen presents a distribution of loans and leases by category.

     Allowance for Credit Losses - The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify risks inherent in and to assess the overall collectibility of those portfolios. These detailed reviews, combined with historical loss experience, result in the identification and quantification of loss factors which are used in determining the amount of the allowance and related provision for credit losses. Consumer loans and leases, which includes residential mortgages, home equity lines, direct/indirect, consumer finance and foreign consumer loans, are generally evaluated as a group, based on loan type. Remaining loans and leases are evaluated individually due to a general lack of uniformity among individual loans within each loan type and assigned a risk rating. The loss factors are applied to each individual loan based on the particular item's risk ratings or to specific loan groups in order to provide a basis for establishing an adequate level of allowance for credit losses.

     Portions of the allowance for credit losses, as presented on Table Twelve, are allocated to cover the estimated losses inherent in each loan and lease category based on the results of the Corporation's detail review process. Further allocations are made based on specific existing economic conditions as well as performance trends within specific portfolio segments and individual concentrations of credit. The remaining unallocated portion of the allowance for credit losses is determined based on general economic, performance and credit concentration trends, including geographic concentrations.

     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters effecting loan collectibility, management believes that the allowance for credit losses, see Note Twelve of the consolidated financial statements on page 78, is appropriate given its analysis of inherent credit losses on December 31, 1998.

     The Corporation's allowance for credit losses was $7.1 billion, or 1.99 percent of loans and leases on December 31, 1998, compared to $6.8 billion, or
1.98 percent, on December 31, 1997, with the increase attributable to the establishment of a $500 million reserve in the third quarter of 1998, related to deterioration in certain international economic conditions that arose in the third quarter of 1998. Table Eleven provides an analysis of the changes in the allowance for credit losses. Total net charge-offs increased $615 million in 1998 to $2.5 billion, or .71 percent of average loans and leases, compared to $1.9 billion, or .54 percent, in 1997. The increase was primarily caused by a $372 million write-down of a credit agreement with DE Shaw and higher foreign commercial net charge-offs. The increase was partially offset by lower consumer net charge-offs during 1998.

Table Eleven
Allowance For Credit Losses
(Dollars in Millions)



                                                                     1998          1997
                                                                 ------------ -------------
Beginning Balance ..............................................   $  6,778     $   6,316
                                                                   --------     ---------
 Loans and leases charged off
  Commercial - domestic ........................................        714           328
  Commercial - foreign .........................................        262            54
  Commercial real estate - domestic ............................         21            59
  Commercial real estate - foreign .............................         --            --
                                                                   --------     ---------
    Total commercial ...........................................        997           441
  Residential mortgage .........................................         33            50
  Home equity lines ............................................         27            36
  Direct/Indirect consumer .....................................        562           582
  Consumer finance .............................................        561           426
  Bankcard .....................................................        857         1,043
  Other consumer - domestic ....................................         --            12
  Foreign consumer .............................................         13            13
                                                                   --------     ---------
    Total consumer .............................................      2,053         2,162
                                                                   --------     ---------
     Total loans and leases charged off ........................      3,050         2,603
                                                                   --------     ---------
 Recoveries of loans and leases previously charged off
  Commercial - domestic ........................................         97           226
  Commercial - foreign .........................................         20            25
  Commercial real estate - domestic ............................         21            59
  Commercial real estate - foreign .............................         --            --
                                                                   --------     ---------
    Total commercial ...........................................        138           310
  Residential mortgage .........................................          4             5
  Home equity lines ............................................         10             9
  Direct/Indirect consumer .....................................        157           146
  Consumer finance .............................................        178           155
  Bankcard .....................................................         93           124
  Other consumer - domestic ....................................         --            --
  Foreign consumer .............................................          3             2
                                                                   --------     ---------
    Total consumer .............................................        445           441
                                                                   --------     ---------
     Total recoveries of loans and leases previously
      charged off ..............................................        583           751
                                                                   --------     ---------
  Net charge-offs ..............................................      2,467         1,852
                                                                   --------     ---------
 Provision for credit losses ...................................      2,920         1,904
 Other, net ....................................................       (109)          410
                                                                   --------     ---------
  Balance on December 31 .......................................   $  7,122     $   6,778
                                                                   ========     =========
 Loans and leases outstanding on December 31 ...................   $357,328     $ 342,140
 Allowance for credit losses as a percentage of loans and
  leases outstanding on December 31 ............................       1.99%         1.98%
 Average loans and leases outstanding during the year ..........   $347,840     $ 343,151
 Net charge-offs as a percentage of average loans and leases
  outstanding during the year ..................................       0.71%         0.54%
 Ratio of the allowance for credit losses on December 31 to
  net charge-offs ..............................................       2.89          3.66
 Allowance for credit losses as a percentage of
  nonperforming loans ..........................................     287.01%       321.03%



                                                                      1996          1995          1994
                                                                 ------------- ------------- -------------
Beginning Balance ..............................................   $   6,222     $   6,377     $   6,199
                                                                   ---------     ---------     ---------
 Loans and leases charged off
  Commercial - domestic ........................................         376           329           294
  Commercial - foreign .........................................          29            11            35
  Commercial real estate - domestic ............................         131           105           134
  Commercial real estate - foreign .............................          --             2             6
                                                                   ---------     ---------     ---------
    Total commercial ...........................................         536           447           469
  Residential mortgage .........................................          61            60            60
  Home equity lines ............................................          47            47            44
  Direct/Indirect consumer .....................................         486           374           334
  Consumer finance .............................................         393           241           208
  Bankcard .....................................................         838           648           554
  Other consumer - domestic ....................................           5            --            --
  Foreign consumer .............................................           3             2             1
                                                                   ---------     ---------     ---------
    Total consumer .............................................       1,833         1,372         1,201
                                                                   ---------     ---------     ---------
     Total loans and leases charged off ........................       2,369         1,819         1,670
                                                                   ---------     ---------     ---------
 Recoveries of loans and leases previously charged off
  Commercial - domestic ........................................         194           297           310
  Commercial - foreign .........................................          40            64           117
  Commercial real estate - domestic ............................          50            53            83
  Commercial real estate - foreign .............................           5             7            --
                                                                   ---------     ---------     ---------
    Total commercial ...........................................         289           421           510
  Residential mortgage .........................................           4             3             6
  Home equity lines ............................................           7             7             8
  Direct/Indirect consumer .....................................         137           111           124
  Consumer finance .............................................         156            69            58
  Bankcard .....................................................         108            76            84
  Other consumer - domestic ....................................          --            --            --
  Foreign consumer .............................................           1             1             1
                                                                   ---------     ---------     ---------
    Total consumer .............................................         413           267           281
                                                                   ---------     ---------     ---------
     Total recoveries of loans and leases previously
      charged off ..............................................         702           688           791
                                                                   ---------     ---------     ---------
  Net charge-offs ..............................................       1,667         1,131           879
                                                                   ---------     ---------     ---------
 Provision for credit losses ...................................       1,645           945           798
 Other, net ....................................................         116            31           259
                                                                   ---------     ---------     ---------
  Balance on December 31 .......................................   $   6,316     $   6,222     $   6,377
                                                                   =========     =========     =========
 Loans and leases outstanding on December 31 ...................   $ 317,709     $ 302,804     $ 273,615
 Allowance for credit losses as a percentage of loans and
  leases outstanding on December 31 ............................        1.99%         2.05%         2.33%
 Average loans and leases outstanding during the year ..........   $ 312,331     $ 286,770     $ 251,489
 Net charge-offs as a percentage of average loans and leases
  outstanding during the year ..................................        0.53%         0.39%         0.35%
 Ratio of the allowance for credit losses on December 31 to
  net charge-offs ..............................................        3.79          5.50          7.25
 Allowance for credit losses as a percentage of
  nonperforming loans ..........................................      287.35%       224.86%       206.91%

Table Twelve
Allocation of the Allowance for Credit Losses
December 31
(Dollars in Millions)



                                  1998               1997               1996               1995               1994
                           ------------------ ------------------ ------------------ ------------------ -------------------
                            Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount    Percent
                           -------- --------- -------- --------- -------- --------- -------- --------- -------- ----------
Commercial - domestic.....  $1,540     21.6%   $1,580     23.4%   $1,436     22.7%   $1,306     21.1%   $1,184      18.6%
Commercial - foreign .....   1,327     18.6     1,013     14.9       427      6.8       432      6.9       396       6.2
Commercial real
 estate - domestic .......     925     13.0       847     12.5       764     12.1       992     15.9     1,218      19.1
                            ------    -----    ------    -----    ------    -----    ------    -----    ------     -----
 Total commercial ........   3,792     53.2     3,440     50.8     2,627     41.6     2,730     43.9     2,798      43.9
                            ------    -----    ------    -----    ------    -----    ------    -----    ------     -----
Residential mortgage .....     137      1.9       181      2.7       214      3.4       202      3.2       159       2.5
Home equity lines ........      46       .6        84      1.2        87      1.4        74      1.2        60        .9
Bankcard .................     501      7.0       790     11.7       671     10.6       709     11.4       568       8.9
Direct/Indirect
 consumer ................     527      7.5       608      9.0       618      9.8       604      9.7       462       7.3
Consumer finance .........     658      9.2       785     11.6       645     10.2       460      7.4       413       6.5
Foreign consumer .........      26       .4        23       .3        21       .3        17       .3        14        .2
                            ------    -----    ------    -----    ------    -----    ------    -----    ------     -----
 Total consumer ..........   1,895     26.6     2,471     36.5     2,256     35.7     2,066     33.2     1,676      26.3
Unallocated ..............   1,435     20.2       867     12.7     1,433     22.7     1,426     22.9     1,903      29.8
                            ------    -----    ------    -----    ------    -----    ------    -----    ------     -----
                            $7,122    100.0%   $6,778    100.0%   $6,316    100.0%   $6,222    100.0%   $6,377     100.0%
                            ======    =====    ======    =====    ======    =====    ======    =====    ======     =====

     Nonperforming Assets - As presented in Table Thirteen, nonperforming assets were $2.8 billion, or .77 percent of net loans, leases and foreclosed properties on December 31, 1998, compared to $2.4 billion, or .71 percent, on December 31, 1997. Nonperforming loans were $2.5 billion at the end of 1998 compared to $2.1 billion at the end of 1997. The allowance coverage of nonperforming loans was 287 percent on December 31, 1998 compared to 321 percent at the end of 1997.

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


     At December 31, 1998 and 1997 residential mortgage loans comprised 26 percent and 31 percent, respectively, of total nonperforming assets. Due to the nature of the collateral securing residential mortgage loans and a history of low losses, the Corporation considers these loans to be low risk nonperforming assets.

     Foreclosed properties decreased to $282 million on December 31, 1998 compared to $309 million on December 31, 1997.

Table Thirteen
Nonperforming Assets
December 31
(Dollars in Millions)



                                                    1998        1997        1996        1995        1994
                                                ----------- ----------- ----------- ----------- -----------
Nonperforming loans
  Commercial - domestic .......................   $   812     $   563     $   713     $   914     $   966
  Commercial - foreign ........................       314         155         110         121         179
  Commercial real estate - domestic ...........       299         342         491       1,027       1,304
  Commercial real estate - foreign ............         4           2           2          22          38
                                                  -------     -------     -------     -------     -------
   Total commercial ...........................     1,429       1,062       1,316       2,084       2,487
                                                  -------     -------     -------     -------     -------
  Residential mortgage ........................       722         744         676         464         437
  Home equity lines ...........................        50          52          36          42          28
  Direct/Indirect consumer ....................        21          43          53          57          60
  Consumer finance ............................       246         210         116         118          69
  Foreign consumer ............................        14          --           1           2           1
                                                  -------     -------     -------     -------     -------
   Total consumer .............................     1,053       1,049         882         683         595
                                                  -------     -------     -------     -------     -------
   Total nonperforming loans ..................     2,482       2,111       2,198       2,767       3,082
Foreclosed properties .........................       282         309         511         675         981
                                                  -------     -------     -------     -------     -------
   Total nonperforming assets .................   $ 2,764     $ 2,420     $ 2,709     $ 3,442     $ 4,063
                                                  =======     =======     =======     =======     =======
Nonperforming assets as a percentage of
  Total assets ................................       .45%        .42%        .57%        .75%        .95%
  Loans, leases and foreclosed properties .....       .77         .71         .85        1.14        1.49

     The loss of income associated with nonperforming loans on December 31 and the cost of carrying foreclosed properties were:



                                                          1998      1997      1996      1995     1994
                                                       --------- --------- --------- --------- -------
Income that would have been recorded in accordance
 with original terms .................................  $  367    $  349    $  388    $  457    $ 268
Less income actually recorded ........................    (130)     (130)     (130)     (135)     (98)
                                                        ------    ------    ------    ------    -----
Loss of income .......................................  $  237    $  219    $  258    $  322    $ 170
                                                        ======    ======    ======    ======    =====
Cost of carrying foreclosed properties ...............  $   16    $   26    $   35    $   51    $  60
                                                        ======    ======    ======    ======    =====

On December 31, 1998, there were no material commitments to lend additional funds with respect to nonperforming loans.


     Loans Past Due 90 Days or More - Table Fourteen presents total loans past due 90 days or more and still accruing interest. On December 31, 1998, loans past due 90 days or more and still accruing interest were $611 million, or .17 percent of loans and leases, compared to $613 million, or .18 percent, on December 31, 1997.

Table Fourteen
Loans Past Due 90 Days or More and Still Accruing Interest
(Dollars in Millions)



                                              December 31, 1998      December 31, 1997
                                            ---------------------- ---------------------
                                             Amount   Percent (1)   Amount   Percent (1)
                                            -------- ------------- -------- ------------
Commercial - domestic .....................   $135         .10%      $ 52        .04%
Commercial - foreign ......................     23         .07          3        .01
Commercial real estate - domestic .........     12         .04         17        .06
                                              ----        ----       ----       ----
 Total commercial .........................    170         .09         72        .04
                                              ----        ----       ----       ----
Residential mortgage ......................     31         .04         87        .12
Home equity lines .........................     --          --          3        .02
Direct/Indirect consumer ..................    174         .43        116        .29
Consumer finance ..........................     16         .10         34        .23
Bankcard ..................................    214        1.72        301       2.01
Foreign consumer ..........................      6         .17         --         --
                                              ----        ----       ----       ----
 Total consumer ...........................    441         .27        541        .34
                                              ----        ----       ----       ----
   Total ..................................   $611         .17%      $613        .18%
                                              ====        ====       ====       ====

(1) Represents amounts past due 90 days or more and still accruing interest as a percentage of net loans and leases for each respective category.

     Concentrations of Credit Risk - In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Seventeen and Eighteen. Table Fifteen presents the distribution of loans and leases by category.


Table Fifteen
Distribution of Loans and Leases
December 31
(Dollars in Millions)



                                            1998                  1997
                                    --------------------- ---------------------
                                       Amount    Percent     Amount    Percent
                                    ----------- --------- ----------- ---------
Commercial - domestic .............  $137,422      38.5%   $122,463      35.8%
Commercial - foreign ..............    31,495       8.8      30,080       8.8
Commercial R/E - domestic .........    26,912       7.5      28,567       8.3
Commercial R/E - foreign ..........       301        .1         324        .1
                                     --------     -----    --------     -----
 Total commercial .................   196,130      54.9     181,434      53.0
                                     --------     -----    --------     -----
Residential mortgage ..............    73,608      20.6      71,540      20.9
Home equity lines .................    15,653       4.4      16,536       4.8
Direct/Indirect consumer ..........    40,510      11.3      40,058      11.7
Consumer finance ..................    15,400       4.3      14,566       4.3
Bankcard ..........................    12,425       3.5      14,908       4.4
Foreign consumer ..................     3,602       1.0       3,098        .9
                                     --------     -----    --------     -----
 Total consumer ...................   161,198      45.1     160,706      47.0
                                     --------     -----    --------     -----
  Total loans and leases ..........  $357,328     100.0%   $342,140     100.0%
                                     ========     =====    ========     =====



                                            1996                  1995                 1994
                                    --------------------- -------------------- ---------------------
                                       Amount    Percent    Amount    Percent    Amount     Percent
                                    ----------- --------- ---------- --------- ---------- ----------
Commercial - domestic .............  $105,737      33.3%   $ 99,922     33.1%   $ 91,740      33.5%
Commercial - foreign ..............    26,781       8.4      23,395      7.7      20,180       7.4
Commercial R/E - domestic .........    25,881       8.1      26,381      8.7      27,530      10.1
Commercial R/E - foreign ..........       239        .1         361       .1         394        .1
                                     --------     -----    --------    -----    --------     -----
 Total commercial .................   158,638      49.9     150,059     49.6     139,844      51.1
                                     --------     -----    --------    -----    --------     -----
Residential mortgage ..............    80,400      25.3      77,078     25.5      68,474      25.0
Home equity lines .................    12,541       3.9      11,143      3.7       9,958       3.6
Direct/Indirect consumer ..........    33,352      10.6      34,071     11.1      31,924      11.8
Consumer finance ..................    13,081       4.1      10,375      3.4       6,948       2.5
Bankcard ..........................    16,561       5.2      17,455      5.8      14,148       5.2
Foreign consumer ..................     3,136       1.0       2,623       .9       2,319        .8
                                     --------     -----    --------    -----    --------     -----
 Total consumer ...................   159,071      50.1     152,745     50.4     133,771      48.9
                                     --------     -----    --------    -----    --------     -----
  Total loans and leases ..........  $317,709     100.0%   $302,804    100.0%   $273,615     100.0%
                                     ========     =====    ========    =====    ========     =====

     The following section discusses credit risk in the loan portfolio, including net charge-offs by loan categories as presented in Table Sixteen.

Table Sixteen
Net Charge-offs in Dollars and as a Percentage of Average Loans Outstanding (Dollars in Millions)



                                              1998                1997
                                       ------------------- -------------------
Commercial - domestic ................  $  617       .47%   $  102       .09%
Commercial - foreign .................     242       .78        29       .10
Commercial real estate - domestic.....      --        --        --        --
Commercial real estate - foreign .....      --        --        --        --
                                        ------      ----    ------      ----
 Total commercial ....................     859       .45       131       .07
                                        ------      ----    ------      ----
Residential mortgage .................      29       .04        45       .06
Home equity lines ....................      17       .11        27       .18
Direct/Indirect consumer .............     405      1.01       436      1.11
Consumer finance .....................     383      2.67       271      1.96
Bankcard .............................     764      6.03       919      5.90
Other consumer - domestic ............      --        --        12        --
Foreign consumer .....................      10       .31        11       .32
                                        ------      ----    ------      ----
 Total consumer ......................   1,608      1.02     1,721      1.03
                                        ------      ----    ------      ----
 Total net charge-offs ...............  $2,467       .71    $1,852       .54
                                        ======      ====    ======      ====
Managed credit cards net
 charge-offs and ratios(1) ...........  $1,284      6.27%   $1,254      6.19%



                                                1996                   1995                 1994
                                       ---------------------- ---------------------- -------------------
Commercial - domestic ................    $ 182         .18%     $  32         .03%    $ (16)      n/m%
Commercial - foreign .................      (11)        n/m        (53)        n/m       (82)      n/m
Commercial real estate - domestic.....       81         .31         52         .19        51       .20
Commercial real estate - foreign .....       (5)        n/m         (5)        n/m         6       .40
                                          --------     ----      --------     ----     -----     -----
 Total commercial ....................      247         .16         26         .02       (41)      n/m
                                          -------      ----      -------      ----     -----     -----
Residential mortgage .................       57         .07         57         .08        54       .10
Home equity lines ....................       40         .34         40         .39        36       .26
Direct/Indirect consumer .............      349        1.01        263         .79       210       .78
Consumer finance .....................      237        1.98        172        1.98       150      1.23
Bankcard .............................      730        4.47        572        3.88       470      3.79
Other consumer - domestic ............        5          --         --          --        --        --
Foreign consumer .....................        2         .10          1         .04        --        --
                                          -------      ----      -------      ----     -----     -----
 Total consumer ......................    1,420         .89      1,105         .77       920       .75
                                          -------      ----      -------      ----     -----     -----
 Total net charge-offs ...............    $1,667        .53      $1,131        .39     $ 879       .35
                                          =======      ====      =======      ====     =====     =====
Managed credit cards net
 charge-offs and ratios(1) ...........    $ 888        4.67%     $ 651        4.10%    $ 549      4.05%

n/m =not meaningful

(1) Includes both on-balance sheet and securitized loans.

   Net charge-offs for each loan type are calculated as a percentage of average outstanding or managed loans for each loan category. Total net charge-offs are calculated based on total average outstanding loans and leases.


     Commercial Real Estate - Total commercial real estate - domestic loans, the portion of such loans which are nonperforming, and other real estate credit exposures are presented in Table Seventeen. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.

     Total commercial real estate - domestic loans totaled $26.9 billion, or 8 percent of loans and leases, on December 31, 1998 compared to $28.6 billion, or 8 percent, at the end of 1997 with the decrease due to the Corporation's efforts to lower its exposure to this line of business. Commercial real estate
- domestic loans past due 90 days or more and still accruing interest were $12 million, or .04 percent of total domestic real estate loans, on December 31, 1998 compared to $17 million, or .06 percent, on December 31, 1997.

     The exposures included in Table Seventeen do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on December 31, 1998, the Corporation had approximately $15.1 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.


     Commercial - Commercial - domestic loan outstandings totaled $137.4 billion and $122.4 billion on December 31, 1998 and 1997, respectively, or 39 percent and 36 percent of loans and leases, respectively. This increase was due primarily to core loan growth. The Corporation had commercial - domestic loan net charge-offs in 1998 of $617 million, or .47 percent of average commercial - domestic loans, compared to $102 million, or .09 percent of average commercial
- domestic loans, in 1997. Excluding a $372 million charge-off for a credit to DE Shaw, a trading and investment firm, commercial - domestic loan net charge-offs were $245 million, or .19 percent of average commercial - domestic loans, in 1998. Commercial - domestic loans past due 90 days or more and still accruing interest were $135 million, or .10 percent of commercial - domestic loans, on December 31, 1998 compared to $52 million, or .04 percent, on December 31, 1997. Nonperforming commercial - domestic loans were $812 million, or .59 percent of commercial - domestic loans, on December 31, 1998, compared to $563 million, or .46 percent, on December 31, 1997. Table Eighteen presents significant industry commercial loans and lease financings.

Table Seventeen
Real Estate Commercial Loans, Foreclosed Properties and Other Real Estate Credit Exposures
December 31, 1998
(Dollars in Millions)



                                                Loans                                  Other
                                    -----------------------------    Foreclosed       Credit
                                     Outstanding   Nonperforming   Properties (1)  Exposures (2)
                                    ------------- --------------- --------------- --------------
By Geographic Region (3):
California ........................    $ 6,714          $ 28            $ 59          $1,747
Southwest .........................      3,795            25              12             627
Northwest .........................      2,849            47              --             611
Midwest ...........................      2,784            33               6             299
Midatlantic .......................      2,620            39               9             397
Florida ...........................      1,740            64              13             437
Midsouth ..........................      1,307            14               3             277
Carolinas .........................      1,185            23               8           1,395
Other states ......................      3,918            26              31             472
Non-US ............................        301             4              --              --
                                       -------          ----            ----          ------
                                       $27,213          $303            $141          $6,262
                                       =======          ====            ====          ======
By Property Type:
Apartments ........................    $ 5,063          $ 18            $  2          $1,136
Office buildings ..................      4,890            29              11             478
Shopping centers/retail ...........      3,521            62              16             903
Industrial/warehouse ..............      2,640            28               5             335
Residential .......................      2,596            22               5             355
Hotels/motels .....................      1,542            19               8             311
Land and land development .........      1,236            33              67             281
Multiple use ......................        843             4               1             159
Unsecured .........................        690             3              --              62
Miscellaneous commercial ..........        649            14              12             111
Non-US ............................        301             4              --              --
Resorts/golf courses ..............        134             2              --               9
Other .............................      3,108            65              14           2,122
                                       -------          ----            ----          ------
                                       $27,213          $303            $141          $6,262
                                       =======          ====            ====          ======

(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures include primarily letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.


Commercial-foreign loan outstandings totaled $31.5 billion and $30.1 billion on December 31, 1998 and 1997, respectively, or 9 percent of loans and leases for each year. The Corporation had commercial-foreign loan net charge-offs in 1998 of $242 million, or .78 percent of average commercial-foreign loans, compared to $29 million, or .10 percent of the average commercial-foreign loans in 1997. The increase in commercial-foreign loan net charge-offs is attributed to charge-offs in Asia, Latin America, and Eastern Europe. Commercial-foreign loans past due 90 days or more and still accruing interest were $23 million, or
 .07 percent of commercial-foreign loans, on December 31, 1998 compared to $3 million, or .01 percent, on December 31, 1997. Nonperforming commercial-foreign loans were $314 million, or 1.00 percent of commercial-foreign loans, on December 31, 1998, compared to $155 million, or .52 percent, on December 31, 1997. For additional information see Recent International Developments on page 42.

Table Eighteen
Significant Industry Loans and Leases(1)
December 31, 1998
(Dollars in Millions)



                                        Outstanding
                                       ------------
  Oil and gas ........................    $10,203
  Transportation .....................      9,903
  Media ..............................      8,484
  Agribusiness .......................      8,321
  Equipment and general manufacturing       8,052
  Health care ........................      7,795
  Retail .............................      7,396
  Business services ..................      6,967
  Autos ..............................      6,943
  Metals and mining ..................      5,260

(1) Includes only non-real estate commercial loans and leases.

     Consumer - On December 31, 1998 and 1997, total domestic consumer loan outstandings totaled $157.6 billion, or 44 percent of loans and leases and $157.6 billion or 46 percent of loans and leases, respectively. Total domestic consumer net charge-offs during 1998 decreased $112 million due mainly to lower bankcard net charge-offs, partially offset by higher consumer finance net charge-offs.

     Average residential mortgage loans decreased to $70.8 billion compared to $80.6 billion in 1997, reflecting loan sales and the impact of approximately $5.1 billion of mortgage loan securitizations in 1998 and $9.6 billion of mortgage loan securitizations in 1997.

     Average managed bankcard receivables (excluding private label bankcards) increased to $20.5 billion on December 31, 1998 compared to $20.2 billion at the end of 1997. This increase was partially offset by $2.0 billion of securitizations in 1998.

     Average other consumer loans increased to $70.7 billion in 1998 compared to $67.9 billion in 1997. The increase was net of the impact of approximately $3.4 billion of securitizations that occurred throughout 1997 and $4.5 billion of securitizations in 1998. Average managed other consumer loans increased to $80.5 billion on December 31, 1998 compared to $73.4 billion at the end of 1997.

     Total consumer loans past due 90 days or more and still accruing interest were $441 million, or .27 percent of total consumer loans, on December 31, 1998 compared to $541 million, or .34 percent, at the end of 1997. Total consumer nonperforming loans were $1.1 billion, or .65 percent of total consumer loans, on December 31, 1998 compared to $1.0 billion, or .65 percent, on December 31, 1997.

     Recent International Developments - During 1998, and continuing into 1999, a number of countries in Asia, Latin America and Eastern Europe experienced economic difficulties due to a combination of structural problems and negative market reaction that resulted from increased awareness of these problems. While each country's situation is unique, many share common factors: (1) government actions which restrain normal functioning of free markets in physical goods, capital and/or currencies; (2) perceived weaknesses of the banking systems; and
(3) perceived overvaluation of local currencies. In addition, since these factors have resulted in capital movement out of the countries or in reduced capital inflows, many of these countries are experiencing liquidity problems in addition to the structural problems.

     Where appropriate, the Corporation has adjusted its activities (including its borrower selection) in light of the risks and opportunities discussed above, and has increased its foreign credit reserves related to those risks. The Corporation also has reduced its exposures in Asia, Latin America and Central and Eastern Europe during 1998. The Corporation will continue to monitor and adjust its foreign activities on a country by country basis depending on management's judgment of the likely developments in each country and will take action as deemed appropriate. For a more comprehensive discussion of the Corporation's risk management processes, refer to pages 29 to 35.

Exposure Exceeding One Percent of Total Assets(1,2)



                                                                                        Exposure
                                         Public                Private      Total    as a Percentage
(Dollars in Millions)    December 31   Sector(2)   Banks(2)   Sector(2)   Exposure   of Total Assets
----------------------- ------------- ----------- ---------- ----------- ---------- ----------------
 Japan                      1998         $2,452     $1,519      $1,090     $5,061          .82%
                            1997          2,485      1,555       2,930      6,970         1.13
                            1996          1,240      2,030       2,846      6,116          .99

(1) Exposure includes the following assets, primarily in U.S. dollars, with borrowers or customers in a foreign country: loans, accrued interest, acceptances, interest-bearing deposits in banks, trading account assets, securities available for sale and held for investment, other interest-earning investments, and other monetary assets. Amounts also include unrealized gains on off-balance-sheet instruments, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and securities avilable for sale and held for investment.

(2) Sector definitions are based on Federal Financial Institutions Examination Council instructions for preparing the Country Exposure Report.


     Regional Foreign Exposure - Through its credit and market risk management activities, the Corporation has been devoting special attention to those countries that have been negatively impacted by increasing global economic pressure. This includes special attention to those Asian countries that are currently experiencing currency and other economic problems, as well as Latin America and Eastern Europe which are also experiencing similar problems.

     In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Nineteen sets forth selected regional exposure as of December 31, 1998. Exposure represents loans, securities, including restructured debt, and other monetary assets, and also includes local currency monetary assets that have been funded through local currency borrowings.

     The following table is based on the Federal Financial Institutions Examination Council's instructions for periodic reporting of foreign exposures. The table has been expanded to include "Gross Local Currency Claims" as defined per the footnotes. As a result of this addition, the table may not be consistent with disclosures by others.


Table Nineteen
Regional Foreign Exposure
(Dollars in Millions)



                                                                                                   Increase
                                 Total      Gross        Other         Total          Total       (Decrease)
                                Cross-      Local       Cross-       Exposure       Exposure         from
                                Border     Country      Border     December 31,   December 31,   December 31,
                                 Loans   Claims (1)   Claims (2)       1998           1997           1997
Region/Country                 -------- ------------ ------------ -------------- -------------- -------------
Asia
China ........................  $  117     $   142      $   190       $   449        $   765      $    (316)
Hong Kong ....................      54       4,776          358         5,188          5,631           (443)
India ........................     453       1,937          128         2,518          2,499             19
Indonesia ....................     352         185          186           723          1,510           (787)
Japan ........................     198       1,826        3,037         5,061          6,970         (1,909)
Korea (South) ................     561         308        1,010         1,879          3,804         (1,925)
Malaysia .....................       4         670           54           728          1,254           (526)
Pakistan .....................       8         335            9           352            550           (198)
Philippines ..................     257         155          171           583            763           (180)
Singapore ....................     171       1,554          281         2,006          2,412           (406)
Taiwan .......................     370       1,787          133         2,290          2,438           (148)
Thailand .....................      96         735          119           950          1,957         (1,007)
Other ........................       7         130           16           153            106             47
                                ------     -------      -------       -------        -------      ---------
                                 2,648      14,540        5,692        22,880         30,659         (7,779)
                                ------     -------      -------       -------        -------      ---------
Central and Eastern Europe
Russian Federation ...........      43          --           17            60            447           (387)
Other ........................     338          72          294           704            698              6
                                ------     -------      -------       -------        -------      ---------
                                   381          72          311           764          1,145           (381)
                                ------     -------      -------       -------        -------      ---------
Latin America
Argentina ....................     574         461          232         1,267          1,643           (376)
Brazil .......................   1,501         586        1,331         3,418          3,630           (212)
Chile ........................     741         770          140         1,651          1,680            (29)
Colombia .....................     510          90          198           798            785             13
Mexico .......................   2,469         391        2,078         4,938          6,112         (1,174)
Venezuela ....................     137          39          381           557            623            (66)
Other ........................     269          --          161           430            443            (13)
                                ------     -------      -------       -------        -------      ---------
                                 6,201       2,337        4,521        13,059         14,916         (1,857)
                                ------     -------      -------       -------        -------      ---------
 Total .......................  $9,230     $16,949      $10,524       $36,703        $46,720      $ (10,017)
                                ======     =======      =======       =======        =======      =========

(1) Includes the following claims by the Corporation's foreign offices: trading account securities, derivative products, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and securities available for sale and held for investment regardless of the currency.

(2) Includes: accrued interest receivable, acceptances, interest-bearing deposits in banks, trading account securities, securities under agreement to resell, other interest-earning investments, other short-term monetary assets, unrealized gains on off-balance-sheet instruments, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and securities available for sale and held for investment, including securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,037, Venezuela - $253, Philippines - $18, and Latin America Other - $85. Held for investment securities amounted to $960 with a fair value of $921.

     Prior period has been restated for comparison.

Table Twenty
Selected Quarterly Operating Results
(Dollars in Millions, Except Per-Share Information)


                                                                           1998 Quarters
                                                        ---------------------------------------------------
                                                           Fourth        Third       Second        First
                                                        ------------ ------------ ------------ ------------
 Interest income ......................................   $  9,638     $  9,608    $   9,637    $   9,705
 Interest expense .....................................      5,029        5,164        5,011        5,086
 Net interest income (taxable-equivalent) .............      4,650        4,484        4,668        4,659
 Net interest income ..................................      4,609        4,444        4,626        4,619
 Provision for credit losses ..........................        510        1,405          495          510
 Gains on sales of securities .........................        404          280          120          213
 Noninterest income ...................................      2,655        2,405        3,636        3,493
 Merger-related charges, net ..........................        600          725         (430)         900
 Other noninterest expense ............................      4,687        4,583        4,767        4,704
 Income before taxes ..................................      1,871          416        3,550        2,211
 Income tax expense ...................................        709           42        1,252          880
 Net income ...........................................      1,162          374        2,298        1,331
 Net income (excluding merger-related charges) ........      1,603          893        2,021        1,973
 Earnings per common share ............................        .67          .21         1.32          .77
 Earnings per common share (excluding
  merger-related charges) .............................        .92          .51         1.16         1.14
 Diluted earnings per common share ....................        .66          .21         1.28          .75
 Diluted earnings per common share (excluding
  merger-related charges) .............................        .91          .50         1.13         1.11
 Dividends per common share ...........................        .45          .38          .38          .38
 Yield on average earning assets ......................       7.44%        7.73%        7.89%        7.98%
 Rate on average interest-bearing liabilities .........       4.60          4.94        4.90         4.93
 Net interest spread ..................................       2.84          2.79        2.99         3.05
 Net interest yield ...................................       3.58          3.60        3.80         3.83
 Average total assets .................................   $606,541      $578,353   $ 573,975    $ 578,841
 Average total deposits ...............................    351,766       347,783     342,369      339,867
 Average total shareholders' equity ...................     45,051        45,756      44,857       43,628
 Return on average assets .............................        .76           .26        1.61          .93
 Return on average assets (excluding
  merger-related charges) .............................       1.05           .61        1.41         1.38
 Return on average common shareholders'
  equity (1) ..........................................      10.23          3.23       20.76        12.46
 Return on average common shareholders' equity
  (excluding merger-related charges) (1) ..............      14.12          7.73       18.24        18.52
 Cash basis financial data (2)
  Earnings per common share ...........................    $   .80      $    .34    $   1.45     $    .90
  Earnings per common share (excluding
   merger-related charges) ............................       1.05           .64        1.29         1.27
  Diluted earnings per common share ...................        .79           .34        1.41          .87
  Diluted earnings per common share (excluding
   merger-related charges) ............................       1.04           .63        1.25         1.24
  Return on average tangible assets ...................        .93%          .42%       1.81%        1.12%
  Return on average tangible assets (excluding
   merger-related charges) ............................       1.22           .79        1.61         1.59
  Return on average tangible common
   shareholders' equity (1) ...........................      18.18          7.76       35.10        23.02
  Return on average tangible common
   shareholders' equity (excluding
   merger-related charges) (1) ........................      23.97         14.51       31.23        32.57
 Tier 1 capital ratio (3) .............................       7.06%         7.29%       7.32%        6.80%
 Total capital ratio (3) ..............................      10.94         11.25       11.77        11.19
 Market price per share of common stock
  High for the period .................................   $ 66 5/8      $88 7/16   $      85    $  75 1/8
  Low for the period ..................................         44        47 7/8     72 1/16       56 1/4
  Closing price .......................................     60 1/8        53 1/2    76 11/16     72 15/16



                                                                          1997 Quarters
                                                        --------------------------------------------------
                                                           Fourth        Third       Second       First
                                                        ------------ ------------ ------------ -----------
 Interest income ......................................  $   9,534    $   9,443     $  9,298    $  9,058
 Interest expense .....................................      4,976        4,808        4,648       4,469
 Net interest income (taxable-equivalent) .............      4,598        4,676        4,689       4,626
 Net interest income ..................................      4,558        4,635        4,650       4,589
 Provision for credit losses ..........................        498          489          476         441
 Gains on sales of securities .........................        111           54           42          64
 Noninterest income ...................................      3,225        3,078        2,796       2,657
 Merger-related charges, net ..........................        302           72           --          --
 Other noninterest expense ............................      4,736        4,419        4,240       4,230
 Income before taxes ..................................      2,358        2,787        2,772       2,639
 Income tax expense ...................................        899        1,057        1,055       1,003
 Net income ...........................................      1,459        1,730        1,718       1,635
 Net income (excluding merger-related charges) ........      1,679        1,774        1,718       1,635
 Earnings per common share ............................        .84          .99          .97         .91
 Earnings per common share (excluding
  merger-related charges) .............................        .96         1.02          .97         .91
 Diluted earnings per common share ....................        .81          .96          .94         .89
 Diluted earnings per common share (excluding
  merger-related charges) .............................        .94          .99          .94         .89
 Dividends per common share ...........................        .38          .33          .33         .33
 Yield on average earning assets ......................       8.02%        8.11%        8.10%       8.02%
 Rate on average interest-bearing liabilities .........       4.97         4.90         4.79        4.69
 Net interest spread ..................................       3.05         3.21         3.31        3.33
 Net interest yield ...................................       3.85         4.00         4.07        4.09
 Average total assets .................................  $ 556,595    $ 543,030     $539,433    $535,905
 Average total deposits ...............................    338,331      336,418      337,384     335,370
 Average total shareholders' equity ...................     43,807       43,241       43,585      43,810
 Return on average assets .............................       1.04         1.26         1.28        1.24
 Return on average assets (excluding
  merger-related charges) .............................       1.20         1.30         1.28        1.24
 Return on average common shareholders'
  equity (1) ..........................................      13.33        16.13        16.14       15.48
 Return on average common shareholders' equity
  (excluding merger-related charges) (1) ..............      15.36        16.55        16.14       15.48
 Cash basis financial data (2)
  Earnings per common share ...........................  $     .97     $   1.11      $  1.09     $  1.03
  Earnings per common share (excluding
   merger-related charges) ............................       1.09         1.14         1.09        1.03
  Diluted earnings per common share ...................        .94         1.08         1.06        1.00
  Diluted earnings per common share (excluding
   merger-related charges) ............................       1.06         1.11         1.06        1.00
  Return on average tangible assets ...................       1.23%        1.46%        1.48%       1.43%
  Return on average tangible assets (excluding
   merger-related charges) ............................       1.40         1.49         1.48        1.43
  Return on average tangible common
   shareholders' equity (1) ...........................      24.38        28.08        28.40       26.38
  Return on average tangible common
   shareholders' equity (excluding
   merger-related charges) (1) ........................      27.59        28.73        28.40       26.38
 Tier 1 capital ratio (3) .............................       6.50%        7.00%        6.83%       7.06%
 Total capital ratio (3) ..............................      10.89        11.56        11.32       11.58
 Market price per share of common stock
  High for the period .................................  $  66 3/8    $71 11/16     $     70    $     65
  Low for the period ..................................         55       56 5/8           54          48
  Closing price .......................................   60 13/16       61 7/8      64 9/16      55 1/2

(1) Average common shareholders' equity does not include the effect of market value adjustments to securities available for sale and marketable equity securities.

(2) Cash basis calculations exclude intangible assets and the related amortization expense.
(3) Ratios for the first and second quarters of 1998 are NationsBank ratios, and have not been restated to reflect the impact of the BankAmerica merger. Ratios for 1997 are NationsBank ratios, and have not been restated to reflect the BankAmerica and Barnett mergers.

Table Twenty-One
Quarterly Taxable-Equivalent Data
(Dollars in Millions)

                                                                                   Fourth Quarter 1998
                                                                             -------------------------------
                                                                               Average
                                                                               Balance     Income
                                                                                Sheet        or     Yields/
                                                                               Amounts    Expense    Rates
                                                                             ----------- --------- ---------
Earning assets
 Loans and leases (1)
  Commercial - domestic ....................................................  $136,629    $2,542      7.39%
  Commercial - foreign .....................................................    32,893       569      6.86
  Commercial real estate - domestic ........................................    28,427       601      8.38
  Commercial real estate - foreign .........................................       319         8      9.39
                                                                              --------    ------     -----
   Total commercial ........................................................   198,268     3,720      7.45
                                                                              --------    ------     -----
  Residential mortgage .....................................................    73,033     1,336      7.30
  Home equity lines ........................................................    15,781       326      8.17
  Direct/Indirect consumer .................................................    40,557       876      8.57
  Consumer finance .........................................................    14,368       338      9.33
  Bankcard .................................................................    12,078       366     12.01
  Foreign consumer .........................................................     3,551        94     10.47
                                                                              --------    ------     -----
   Total consumer ..........................................................   159,368     3,336      8.32
                                                                              --------    ------     -----
    Total loans and leases .................................................   357,636     7,056      7.84
                                                                              --------    ------     -----
 Securities
  Held for investment ......................................................     2,948        44      6.09
  Available for sale (2) ...................................................    69,354     1,162      6.68
                                                                              --------    ------     -----
   Total securities ........................................................    72,302     1,206      6.66
                                                                              --------    ------     -----
 Federal funds sold and securities purchased under agreements to resell.....    29,564       486      6.53
 Time deposits placed and other short-term investments .....................     6,702       111      6.56
 Trading account securities ................................................    39,391       613      6.19
 Other earning assets ......................................................    11,471       207      7.19
                                                                              --------    ------     -----
   Total earning assets (3) ................................................   517,066     9,679      7.44
                                                                              --------    ------     -----
Cash and cash equivalents ..................................................    25,834
Other assets, less allowance for credit losses .............................    63,641
                                                                              --------
   Total assets ............................................................  $606,541
                                                                              ========
Interest-bearing liabilities
 Domestic interest-bearing deposits
  Savings ..................................................................  $ 21,702        91      1.67
  NOW and money market deposit accounts ....................................    97,589       622      2.53
  Consumer CDs and IRAs ....................................................    74,923       956      5.06
  Negotiated CDs, public funds and other time deposits .....................     7,388        96      5.16
                                                                              --------    ------     -----
   Total domestic interest-bearing deposits ................................   201,602     1,765      3.47
                                                                              --------    ------     -----
 Foreign interest-bearing deposits (4)
  Banks located in foreign countries .......................................    24,938       325      5.17
  Governments and official institutions ....................................    10,278       143      5.54
  Time, savings, and other .................................................    26,868       365      5.39
                                                                              --------    ------     -----
   Total foreign interest-bearing deposits .................................    62,084       833      5.32
                                                                              --------    ------     -----
   Total interest-bearing deposits .........................................   263,686     2,598      3.91
                                                                              --------    ------     -----
 Federal funds purchased, securities sold under agreements to
  repurchase and other short-term borrowings ...............................   104,416     1,422      5.40
 Trading account liabilities ...............................................    14,194       165      4.62
 Long-term debt (5) ........................................................    51,779       844      6.52
                                                                              --------    ------     -----
   Total interest-bearing liabilities (6) ..................................   434,075     5,029      4.60
                                                                              --------    ------     -----
Noninterest-bearing sources
 Noninterest-bearing deposits ..............................................    88,080
 Other liabilities .........................................................    39,335
 Shareholders' equity ......................................................    45,051
                                                                              --------
   Total liabilities and shareholders' equity ..............................  $606,541
                                                                              ========
Net interest spread ........................................................                          2.84
Impact of noninterest-bearing sources ......................................                           .74
                                                                                                     -----
Net interest income/yield on earning assets ................................              $4,650      3.58%
                                                                                          ======     =====



                                                                                    Third Quarter 1998
                                                                             --------------------------------
                                                                               Average
                                                                               Balance     Income
                                                                                Sheet        or      Yields/
                                                                               Amounts    Expense     Rates
                                                                             ----------- --------- ----------
Earning assets
 Loans and leases (1)
  Commercial - domestic ....................................................  $132,537    $2,538       7.59%
  Commercial - foreign .....................................................    31,245       578       7.35
  Commercial real estate - domestic ........................................    28,027       610       8.64
  Commercial real estate - foreign .........................................       338         8      10.51
                                                                              --------    ------      -----
   Total commercial ........................................................   192,147     3,734       7.71
                                                                              --------    ------      -----
  Residential mortgage .....................................................    70,619     1,155       6.53
  Home equity lines ........................................................    16,024       485      12.03
  Direct/Indirect consumer .................................................    39,582       854       8.56
  Consumer finance .........................................................    14,197       385      10.76
  Bankcard .................................................................    12,751       399      12.43
  Foreign consumer .........................................................     3,465        93      10.57
                                                                              --------    ------      -----
   Total consumer ..........................................................   156,638     3,371       8.56
                                                                              --------    ------      -----
    Total loans and leases .................................................   348,785     7,105       8.09
                                                                              --------    ------      -----
 Securities
  Held for investment ......................................................     4,286        76       6.99
  Available for sale (2) ...................................................    61,250     1,046       6.82
                                                                              --------    ------      -----
   Total securities ........................................................    65,536     1,122       6.83
                                                                              --------    ------      -----
 Federal funds sold and securities purchased under agreements to resell.....    27,646       492       7.06
 Time deposits placed and other short-term investments .....................     7,483       138       7.31
 Trading account securities ................................................    35,487       587       6.59
 Other earning assets ......................................................    10,974       204       7.42
                                                                              --------    ------      -----
   Total earning assets (3) ................................................   495,911     9,648       7.73
                                                                              --------    ------      -----
Cash and cash equivalents ..................................................    24,160
Other assets, less allowance for credit losses .............................    58,282
                                                                              --------
   Total assets ............................................................  $578,353
                                                                              ========
Interest-bearing liabilities
 Domestic interest-bearing deposits
  Savings ..................................................................  $ 22,775       107       1.87
  NOW and money market deposit accounts ....................................    95,276       634       2.64
  Consumer CDs and IRAs ....................................................    74,313       984       5.25
  Negotiated CDs, public funds and other time deposits .....................     8,696       120       5.45
                                                                              --------    ------      -----
   Total domestic interest-bearing deposits ................................   201,060     1,845       3.64
                                                                              --------    ------      -----
 Foreign interest-bearing deposits (4)
  Banks located in foreign countries .......................................    27,892       418       5.95
  Governments and official institutions ....................................    11,084       156       5.59
  Time, savings, and other .................................................    24,086       411       6.77
                                                                              --------    ------      -----
   Total foreign interest-bearing deposits .................................    63,062       985       6.20
                                                                              --------    ------      -----
   Total interest-bearing deposits .........................................   264,122     2,830       4.25
                                                                              --------    ------      -----
 Federal funds purchased, securities sold under agreements to
  repurchase and other short-term borrowings ...............................    84,283     1,278       6.02
 Trading account liabilities ...............................................    15,454       194       4.97
 Long-term debt (5) ........................................................    51,365       862       6.71
                                                                              --------    ------      -----
   Total interest-bearing liabilities (6) ..................................   415,224     5,164       4.94
                                                                              --------    ------      -----
Noninterest-bearing sources
 Noninterest-bearing deposits ..............................................    83,661
 Other liabilities .........................................................    33,712
 Shareholders' equity ......................................................    45,756
                                                                              --------
   Total liabilities and shareholders' equity ..............................  $578,353
                                                                              ========
Net interest spread ........................................................                           2.79
Impact of noninterest-bearing sources ......................................                            .81
                                                                                                      -----
Net interest income/yield on earning assets ................................              $4,484       3.60%
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

(3) Interest income includes taxable-equivalent adjustments of $41, $40, $42 and $40 in the fourth, third, second and first quarters of 1998 and $40 in the fourth quarter of 1997, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $70, $46, $29 and $29 in the fourth, third, second and first quarters of 1998 and $51 in the fourth quarter of 1997, respectively.

(4) Primarily consists of time deposits in denominations of $100,000 or more.

(5) Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying linked liabilities of $27, $9, $4 and $5 in the fourth, third, second and first quarters of 1998 and $22 in the fourth quarter of 1997, respectively.

        Second Quarter 1998                   First Quarter 1998                    Fourth Quarter 1997
-----------------------------------   -----------------------------------   ------------------------------------
  Average                               Average                               Average
  Balance       Income                  Balance       Income                  Balance       Income
   Sheet          or       Yields/       Sheet          or       Yields/       Sheet          or        Yields/
  Amounts      Expense      Rates        Amount      Expense      Rates       Amounts      Expense       Rates
-----------   ---------   ---------   -----------   ---------   ---------   -----------   ---------   ----------
 $127,788      $2,496        7.84%     $123,586      $2,413        7.91%     $118,234      $2,370         7.95%
   30,046         556        7.41        29,840         543        7.37        29,291         519         7.04
   28,228         644        9.15        29,000         648        9.06        29,020         666         9.11
      334           9        9.82           327           8       10.48             0           0         0.00
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  186,396       3,705        7.97       182,753       3,612        8.01       176,545       3,555         8.01
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   69,337       1,171        6.76        70,350       1,218        6.95        73,138       1,290         7.05
   16,271         473       11.64        16,448         457       11.28        16,308         479        11.65
   40,404         895        8.90        40,280         880        8.85        39,562         874         8.78
   14,249         387       10.88        14,662         419       11.60        14,163         408        11.42
   12,780         409       12.83        14,259         464       13.19        14,762         491        13.17
    3,350          87       10.53         3,218          83       10.46         3,403          83         9.68
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  156,391       3,422        8.77       159,217       3,521        8.94       161,336       3,625         8.91
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  342,787       7,127        8.34       341,970       7,133        8.44       337,881       7,180         8.44
 --------      ------       -----      --------      ------       -----      --------      ------        -----
    4,525          79        7.03         4,713          83        7.09         4,853          86         7.00
   58,527       1,017        6.95        61,074       1,061        6.98        55,871         962         6.87
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   63,052       1,096        6.96        65,787       1,144        6.99        60,724       1,048         6.88
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   25,275         433        6.86        26,632         417        6.35        24,884         414         6.59
    7,916         129        6.54         8,517         136        6.48         8,037         142         7.02
   42,421         693        6.56        41,868         740        7.14        38,253         691         7.18
   10,494         201        7.68         9,047         175        7.76         4,542          99         8.68
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  491,945       9,679        7.89       493,821       9,745        7.98       474,321       9,574         8.02
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   25,071                                24,558                                24,203
   56,959                                60,462                                58,071
 --------                              --------                              --------
 $573,975                              $578,841                              $556,595
 ========                              ========                              ========
 $ 23,208         112        1.93      $ 23,096         111        1.95      $ 23,596         118         1.98
   96,605         638        2.65        96,696         642        2.70        95,570         648         2.69
   74,002         983        5.29        75,393         992        5.33        76,939       1,036         5.35
    8,388         117        5.63         5,917          81        5.53         6,285          89         5.65
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  202,203       1,850        3.66       201,102       1,826        3.68       202,390       1,891         3.71
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   22,393         326        5.84        23,067         336        5.91        22,523         347         6.11
   10,629         150        5.64        10,067         141        5.69         9,759         140         5.70
   22,592         364        6.49        23,467         390        6.70        22,706         351         6.11
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   55,614         840        6.07        56,601         867        6.20        54,988         838         6.04
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  257,817       2,690        4.18       257,703       2,693        4.24       257,378       2,729         4.21
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   82,385       1,229        5.98        91,358       1,310        5.82        76,245       1,164         6.06
   19,817         262        5.30        20,516         274        5.43        17,128         278         6.44
   49,254         830        6.74        47,416         809        6.83        46,908         805         6.86
 --------      ------       -----      --------      ------       -----      --------      ------        -----
  409,273       5,011        4.90       416,993       5,086        4.93       397,659       4,976         4.97
 --------      ------       -----      --------      ------       -----      --------      ------        -----
   84,552                                82,164                                80,953
   35,293                                36,056                                34,176
   44,857                                43,628                                43,807
 --------                              --------                              --------
 $573,975                              $578,841                              $556,595
 ========                              ========                              ========
                             2.99                                  3.05                                   3.05
                              .81                                   .78                                    .80
               ------       -----                    ------       -----                    ------        -----
               $4,668        3.80%                   $4,659        3.83%                   $4,598         3.85%
               ======       =====                    ======       =====                    ======        =====

1997 Compared to 1996

     The following discussion and analysis provides a comparison of the Corporation's results of operations for the years ended December 31, 1997 and 1996. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 50 through 96.


Overview

     The Corporation's continued earnings momentum was demonstrated through a 12-percent increase in operating net income to $6.81 billion in 1997 compared to $6.06 billion in 1996. Operating earnings per common share for 1997 increased 8 percent to $3.86 from $3.57 in 1996. Including merger-related charges of $374 million ($264 million, net of tax), net income increased 13 percent to $6.54 billion while earnings per common share rose 8 percent to $3.71 and diluted earnings per common share increased 7 percent to $3.61, respectively.


Business Segment Operations

     Consumer Banking's 1997 earnings increased 21 percent to $3.5 billion. Return on risk-adjusted average equity remained constant at 17 percent in 1997. Revenue growth and expense control led to a 50-basis point improvement in the efficiency ratio in 1997 to 60.9 percent.

     Commercial Banking's 1997 earnings increased 18 percent to $861 million. Return on risk-adjusted average equity decreased to 21 percent in 1997. Revenue growth and expense control led to a 20-basis point improvement in the efficiency ratio in 1997 to 45.9 percent.

     Global Corporate and Investment Banking's earnings rose to $1.6 billion in 1997. Return on risk-adjusted average equity decreased to 15 percent in 1997. The efficiency ratio improved 270 basis points to 54.8 percent.

     Principal Investing and Wealth Management's earnings rose 8 percent to $560 million in 1997. Return on risk-adjusted average equity decreased to 28 percent in 1997. The efficiency ratio was 61.4 percent in 1997 compared to 58.6 percent in 1996.


Net Interest Income

     Taxable-equivalent net interest income increased 9 percent to $18.6 billion in 1997 compared to $17.1 billion in 1996 due to acquisitions, higher spreads in the securities portfolio, core loan growth and increased noninterest-bearing deposits. The increase was partially offset by the impact of securitizations and a shift in funding to long-term debt.

     The net interest yield decreased 8 basis points to 4.00 percent in 1997 compared to 4.08 percent in 1996 caused by lower yields received on average earning assets, as well as a decrease in the spreads between loans and deposits.


Provision for Credit Losses

     The provision for credit losses covered net charge-offs and was $1.9 billion in 1997 compared to $1.6 billion in the prior year, reflecting the continuation of a return to more normalized levels of credit losses following periods of unusually low credit losses. Net charge-offs increased $185 million to $1.9 billion in 1997 over 1996 primarily due to increases in consumer finance and bankcard net charge-offs.

     The allowance for credit losses was $6.8 billion, or 1.98 percent of loans and leases, on December 31, 1997 compared to $6.3 billion, or 1.99 percent, at the end of 1996. The allowance for credit losses was 321 percent of nonperforming loans on December 31, 1997 compared to 287 percent on December 31, 1996.


Noninterest Income

     Noninterest income increased 22 percent to $11.8 billion in 1997, driven primarily by higher deposit account service charges and asset management and fiduciary service fees, as well as higher investment banking and credit card income.

Other Noninterest Expense

     Other noninterest expense increased 15 percent to $17.6 billion. The increase in other noninterest expense was primarily caused by 1997 acquisitions including Boatmen's, NationsBanc Auto Leasing, Inc., Robertson Stephens and NationsBanc Montgomery Securities.


Income Taxes

     The Corporation's income tax expense for 1997 was $4.0 billion, for an effective tax rate of 38.0 percent of pre-tax income. Income tax expense for 1996 was $3.5 billion, for an effective tax rate of 37.6 percent of pre-tax income.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management" for Quantitative and Qualitative Disclosures about Market Risk.


Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Management

     The management of BankAmerica Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements of the Corporation. The consolidated financial statements and notes have been prepared by the Corporation in accordance with generally accepted accounting principles and, in the judgment of management, present fairly the Corporation's financial position and results of operations. The financial information contained elsewhere in this report is consistent with that in the consolidated financial statements. The financial statements and other financial information in this report include amounts that are based on management's best estimates and judgments giving due consideration to materiality.

     The Corporation maintains a system of internal accounting controls to provide reasonable assurance that assets are safe-guarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 1998, management believes that the internal controls are in place and operating effectively.

     The Internal Audit Division of the Corporation reviews, evaluates, monitors and makes recommendations on both administrative and accounting control, which acts as an integral, but independent, part of the system of internal controls.

     The independent accountants were engaged to perform an independent audit of the consolidated financial statements. In determining the nature and extent of their auditing procedures, they have evaluated the Corporation's accounting policies and procedures and the effectiveness of the related internal control system. An independent audit provides an objective review of management's responsibility to report operating results and financial condition. Their report appears on page 51.

     The Board of Directors discharges its responsibility for the Corporation's consolidated financial statements through its Audit Committee. The Audit Committee meets periodically with the independent accountants, internal auditors and management. Both the independent accountants and internal auditors have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting.


/s/ Hugh L. McColl Jr.




HUGH L. MCCOLL JR.
Chief Executive Officer





/s/ James H. Hance Jr.

JAMES H. HANCE JR.
Vice Chairman and
Chief Financial Officer

Report Of Independent Accountants

To the Board of Directors and Shareholders of BankAmerica Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of BankAmerica Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP


Charlotte, North Carolina
January 15, 1999

BankAmerica Corporation and Subsidiaries
Consolidated Statement of Income
(Dollars in Millions, Except Per-Share Information)

                                                                                      Year Ended December 31
                                                                              --------------------------------------
                                                                                  1998         1997         1996
                                                                              ------------ ------------ ------------
Interest income
 Interest and fees on loans and leases ......................................  $   28,331   $   29,085   $   26,439
 Interest and dividends on securities .......................................       4,502        3,283        2,797
 Federal funds sold and securities purchased under agreements to resell .....       1,828        1,516        1,371
 Trading account securities .................................................       2,626        2,582        2,229
 Other interest income ......................................................       1,301          867          800
                                                                               ----------   ----------   ----------
  Total interest income .....................................................      38,588       37,333       33,636
                                                                               ----------   ----------   ----------
Interest expense
 Deposits ...................................................................      10,811       10,684        9,600
 Borrowed funds .............................................................       5,239        4,105        3,699
 Trading account liabilities ................................................         895          975          880
 Long-term debt .............................................................       3,345        3,137        2,503
                                                                               ----------   ----------   ----------
  Total interest expense ....................................................      20,290       18,901       16,682
                                                                               ----------   ----------   ----------
Net interest income .........................................................      18,298       18,432       16,954
Provision for credit losses .................................................       2,920        1,904        1,645
                                                                               ----------   ----------   ----------
Net credit income ...........................................................      15,378       16,528       15,309
Gains on sales of securities ................................................       1,017          271          147
Noninterest income
 Service charges on deposit accounts ........................................       3,396        3,373        2,822
 Mortgage servicing and other mortgage-related income .......................         115          401          340
 Investment banking income ..................................................       2,009        1,476        1,028
 Trading account profits and fees ...........................................         171          976          885
 Brokerage income ...........................................................         728          355          259
 Other nondeposit-related service fees ......................................         652          680          520
 Asset management and fiduciary service fees ................................         973          990          744
 Credit card income .........................................................       1,448        1,231          899
 Other income ...............................................................       2,697        2,274        2,107
                                                                               ----------   ----------   ----------
  Total noninterest income ..................................................      12,189       11,756        9,604
                                                                               ----------   ----------   ----------
Merger-related charges, net .................................................       1,795          374          398
Other noninterest expense
 Personnel ..................................................................       9,412        8,703        7,501
 Occupancy, net .............................................................       1,643        1,576        1,476
 Equipment ..................................................................       1,404        1,408        1,229
 Marketing ..................................................................         581          655          589
 Professional fees ..........................................................         843          763          634
 Amortization of intangibles ................................................         902          855          544
 Data processing ............................................................         765          626          551
 Telecommunications .........................................................         563          491          413
 Other general operating ....................................................       2,044        2,059        1,998
 General administrative and miscellaneous ...................................         584          489          416
                                                                               ----------   ----------   ----------
  Total other noninterest expense ...........................................      18,741       17,625       15,351
                                                                               ----------   ----------   ----------
Income before income taxes ..................................................       8,048       10,556        9,311
Income tax expense ..........................................................       2,883        4,014        3,498
                                                                               ----------   ----------   ----------
Net income ..................................................................  $    5,165   $    6,542   $    5,813
                                                                               ==========   ==========   ==========
Net income available to common shareholders .................................  $    5,140   $    6,431   $    5,611
                                                                               ==========   ==========   ==========
Per-share information (1)
 Earnings per common share ..................................................  $     2.97   $     3.71   $     3.42
                                                                               ==========   ==========   ==========
 Diluted earnings per common share ..........................................  $     2.90   $     3.61   $     3.36
                                                                               ==========   ==========   ==========
 Dividends per common share .................................................  $     1.59   $     1.37   $     1.20
                                                                               ==========   ==========   ==========
Average common shares issued and outstanding (in thousands) (1) .............   1,732,057    1,733,194    1,638,382
                                                                               ==========   ==========   ==========

(1) Share and per-share data reflect a 2-for-1 stock split on February 27, 1997.

         See accompanying notes to consolidated financial statements.

BankAmerica Corporation and Subsidiaries

Consolidated Balance Sheet
(Dollars in Millions)

                                                                                                  December 31
                                                                                           -------------------------
                                                                                               1998         1997
                                                                                           ------------ ------------
Assets
 Cash and cash equivalents ...............................................................   $ 28,277     $ 28,466
 Time deposits placed and other short-term investments ...................................      6,750        8,363
 Securities
  Held for investment, at cost (market value - $1,853 and $4,905).........................      1,997        4,822
  Available for sale .....................................................................     78,590       62,209
                                                                                             --------     --------
    Total securities .....................................................................     80,587       67,031
                                                                                             --------     --------
 Federal funds sold and securities purchased under agreements to resell ..................     27,146       20,200
 Trading account assets ..................................................................     39,602       35,937
 Derivative-dealer assets ................................................................     16,400       14,824

 Loans and leases ........................................................................    357,328      342,140
 Allowance for credit losses .............................................................     (7,122)      (6,778)
                                                                                             --------     --------
  Loans and leases, net of allowance for credit losses ...................................    350,206      335,362
                                                                                             --------     --------
 Premises and equipment, net .............................................................      7,289        8,123
 Customers' acceptance liability .........................................................      2,671        4,891
 Interest receivable .....................................................................      3,734        3,584
 Mortgage servicing rights ...............................................................      2,376        2,040
 Goodwill ................................................................................     12,695       13,551
 Core deposits and other intangibles .....................................................      2,013        2,203
 Other assets ............................................................................     37,933       26,408
                                                                                             --------     --------
  Total assets ...........................................................................   $617,679     $570,983
                                                                                             ========     ========
Liabilities
 Deposits in domestic offices
  Interest-bearing .......................................................................   $203,644     $202,082
  Noninterest-bearing ....................................................................     92,623       85,815
 Deposits in foreign offices
  Interest-bearing .......................................................................     59,280       56,719
  Noninterest-bearing ....................................................................      1,713        1,681
                                                                                             --------     --------
    Total deposits .......................................................................    357,260      346,297
                                                                                             --------     --------
 Federal funds purchased and securities sold under agreements to repurchase ..............     67,543       61,414
 Trading account liabilities .............................................................     14,170       17,300
 Derivative-dealer liabilities ...........................................................     16,835       13,639
 Commercial paper ........................................................................      6,749        5,925
 Other short-term borrowings .............................................................     24,742       12,120
 Acceptances outstanding .................................................................      2,671        4,893
 Accrued expenses and other liabilities ..................................................     30,929       17,346
 Trust preferred securities ..............................................................      4,954        4,578
 Long-term debt ..........................................................................     45,888       42,887
                                                                                             --------     --------
  Total liabilities ......................................................................    571,741      526,399
                                                                                             --------     --------
  Contingent liabilities and other financial commitments (Notes Eleven and Thirteen)
Shareholders' Equity
 Preferred stock: authorized - 100,000,000 shares; issued and outstanding - 1,952,039 and
  10,933,884 shares ......................................................................         83          708
 Common stock: authorized - 5,000,000,000 shares; issued and outstanding - 1,724,484,305
  and 1,722,537,672 shares ...............................................................     14,837       15,140
 Retained earnings .......................................................................     30,998       28,438
 Accumulated other comprehensive income ..................................................        152          407
 Other ...................................................................................       (132)        (109)
                                                                                             --------     --------
  Total shareholders' equity .............................................................     45,938       44,584
                                                                                             --------     --------
     Total liabilities and shareholders' equity ..........................................   $617,679     $570,983
                                                                                             ========     ========

         See accompanying notes to consolidated financial statements.

BankAmerica Corporation and Subsidiaries

Consolidated Statement of Cash Flows
(Dollars in Millions)

                                                                                              Year Ended December 31
                                                                                        -----------------------------------
                                                                                            1998        1997        1996
                                                                                        ----------- ----------- -----------
Operating Activities
 Net income ...........................................................................  $   5,165   $   6,542   $   5,813
 Reconciliation of net income to net cash provided by operating activities
   Provision for credit losses ........................................................      2,920       1,904       1,645
   Gains on sales of securities .......................................................     (1,017)       (271)       (147)
   Merger-related charges, net ........................................................      1,795         374         398
   Depreciation and premises improvements amortization ................................      1,096       1,108         983
   Amortization of intangibles ........................................................        902         855         544
   Deferred income tax (benefit) expense ..............................................       (100)        971         965
   Net increase in trading instruments ................................................     (2,998)     (3,271)     (3,506)
   Net (increase) decrease in interest receivable .....................................       (157)       (542)        604
   Net increase (decrease) in interest payable ........................................         94         179        (515)
   Other operating activities .........................................................      3,191      (6,424)     (2,904)
                                                                                         ---------   ---------   ---------
    Net cash provided by operating activities .........................................     10,891       1,425       3,880
                                                                                         ---------   ---------   ---------
Investing Activities
 Proceeds from maturities of securities held for investment ...........................      1,162       1,898       3,440
 Purchases of securities held for investment ..........................................       (249)       (570)       (646)
 Proceeds from sales and maturities of securities available for sale ..................     81,254      44,268      40,767
 Purchases of securities available for sale ...........................................    (93,136)    (56,825)    (24,150)
 Net increase in federal funds sold and securities purchased under agreements to
   resell .............................................................................     (7,028)     (3,531)     (2,078)
 Net decrease (increase) in time deposits placed and other short-term investments .....      1,612        (857)       (512)
 Purchases and net originations of loans and leases ...................................    (89,055)    (39,394)    (30,883)
 Proceeds from sales and securitizations of loans and leases ..........................     59,297      30,936      17,947
 Purchases and originations of mortgage servicing rights ..............................       (853)       (419)       (654)
 Net purchases of premises and equipment ..............................................       (437)       (888)     (1,183)
 Proceeds from sales of foreclosed properties .........................................        525         610         694
 Sales and acquisitions of business activities, net of cash ...........................       (335)      1,289         795
                                                                                         ---------   ---------   ---------
    Net cash (used in) provided by investing activities ...............................    (47,243)    (23,483)      3,537
                                                                                         ---------   ---------   ---------
Financing Activities
 Net increase in deposits .............................................................     16,476       4,774         267
 Net increase (decrease) in federal funds purchased and securities sold under
   agreements to repurchase ...........................................................      6,137      26,680     (11,959)
 Net increase (decrease) in other short-term borrowings and commercial paper ..........     13,672      (1,440)      3,442
 Proceeds from issuance of trust preferred securities .................................        340       1,613       2,965
 Proceeds from issuance of long-term debt .............................................     12,166       7,823      11,199
 Retirement of long-term debt .........................................................     (8,809)     (6,740)     (6,272)
 Proceeds from issuance of common stock ...............................................      1,367       1,892         573
 Cash dividends paid ..................................................................     (2,604)     (2,175)     (1,888)
 Common stock repurchased .............................................................     (1,751)     (8,540)     (3,193)
 Other financing activities ...........................................................       (863)     (2,036)        (63)
                                                                                         ---------   ---------   ---------
    Net cash provided by (used in) financing activities ...............................     36,131      21,851      (4,929)
 Effect of exchange rate changes on cash and cash equivalents .........................         32         102          22
                                                                                         ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents ..................................       (189)       (105)      2,510
Cash and cash equivalents on January 1 ................................................     28,466      28,571      26,061
                                                                                         ---------   ---------   ---------
 Cash and cash equivalents on December 31 .............................................  $  28,277   $  28,466   $  28,571
                                                                                         =========   =========   =========
Supplemental cash flow disclosures:
 Cash paid for interest ...............................................................  $  20,198   $  18,585   $  17,113
 Cash paid for income taxes ...........................................................      2,695       1,760       2,456

 Loans transferred to foreclosed properties amounted to $353, $431 and $569 in 1998, 1997 and 1996, respectively.
 Loans securitized and retained in the trading and available for sale securities portfolios amounted to $6,083, $7,842 and $4,558 in 1998, 1997 and 1996, respectively.
 The fair value of noncash assets acquired in acquisitions during 1998 was approximately $109, net of cash acquired. The fair values of noncash assets acquired and liabilities assumed in acquisitions during 1997 were approximately $52,226 and $43,024, respectively, net of cash acquired.
         See accompanying notes to consolidated financial statements.

BankAmerica Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders' Equity
(Dollars in Millions, Shares in Thousands)



                                                             Common Stock
                                           Preferred
                                             Stock         Shares      Amount
                                         ------------- ------------- ----------
Balance on December 31, 1995 ...........   $  2,826      1,605,450    $ 13,418
 Net income ............................
 Other comprehensive income, net
   of tax ..............................
 Comprehensive income ..................
 Cash dividends
   Common ..............................
   Preferred ...........................
 Common stock issued under
   dividend reinvestment and
   employee plans ......................                    18,463         536
 Stock issued in acquisitions ..........         73         55,436         586
 Common stock repurchased ..............                   (85,036)     (3,193)
 Redemption of preferred stock .........       (381)
 Conversion of preferred stock .........        (98)         8,703          98
 Other .................................         (7)          (252)        (26)
                                           -----------   ---------    --------
Balance on December 31, 1996 ...........      2,413      1,602,764      11,419
                                           ==========    =========    ========
 Net income ............................
 Other comprehensive income, net
   of tax ..............................
 Comprehensive income ..................
 Cash dividends
   Common ..............................
   Preferred ...........................
 Common stock issued under
   dividend reinvestment and
   employee plans ......................                    47,431       1,888
 Stock issued in acquisitions ..........         82        219,024      10,320
 Common stock repurchased ..............                  (150,016)     (8,540)
 Redemption of preferred stock .........     (1,701)
 Conversion of preferred stock .........        (86)         3,859          86
 Other .................................                      (524)        (33)
                                           -----------   ---------    --------
Balance on December 31, 1997 ...........        708      1,722,538      15,140
                                           ==========    =========    ========
 Net income ............................
 Other comprehensive income, net
   of tax ..............................
 Comprehensive income ..................
 Cash dividends
   Common ..............................
   Preferred ...........................
 Common stock issued under
   dividend reinvestment and
   employee plans ......................                    30,489       1,417
 Stock issued in acquisitions ..........                       385          15
 Common stock repurchased ..............                   (29,349)     (1,751)
 Redemption of preferred stock .........       (614)
 Conversion of preferred stock .........        (11)           444          11
 Other .................................                       (23)          5
                                           -----------   ---------    --------
Balance on December 31, 1998 ...........   $     83      1,724,484    $ 14,837
                                           ==========    =========    ========



                                                         Accumulated                 Total
                                                            Other                   Share-
                                            Retained    Comprehensive              holders'   Comprehensive
                                            Earnings      Income(1)       Other     Equity       Income
                                         ------------- --------------- ---------- ---------- --------------
Balance on December 31, 1995 ...........   $19,953            $282       $ (184)   $ 36,295
 Net income ............................     5,813                                    5,813   $5,813
 Other comprehensive income, net
   of tax ..............................                      (262)                    (262)    (262)
                                                                                              ------
 Comprehensive income ..................                                                      $5,551
                                                                                              ======
 Cash dividends
   Common ..............................    (1,686)                                  (1,686)
   Preferred ...........................      (202)                                    (202)
 Common stock issued under
   dividend reinvestment and
   employee plans ......................                                     37         573
 Stock issued in acquisitions ..........       192                            2         853
 Common stock repurchased ..............                                             (3,193)
 Redemption of preferred stock .........                                               (381)
 Conversion of preferred stock .........
 Other .................................         1                           15         (17)
                                           -------            ----       ------    --------
Balance on December 31, 1996 ...........    24,071              20         (130)     37,793
                                           =======            ====       ======    ========
 Net income ............................     6,542                                    6,542   $6,542
 Other comprehensive income, net
   of tax ..............................                       387                      387      387
                                                                                             -------
 Comprehensive income ..................                                                      $6,929
                                                                                             =======
 Cash dividends
   Common ..............................    (2,064)                                  (2,064)
   Preferred ...........................      (111)                                    (111)
 Common stock issued under
   dividend reinvestment and
   employee plans ......................                                      4       1,892
 Stock issued in acquisitions ..........                                             10,402
 Common stock repurchased ..............                                             (8,540)
 Redemption of preferred stock .........                                             (1,701)
 Conversion of preferred stock .........
 Other .................................                                     17         (16)
                                           -------            ----       ------    --------
Balance on December 31, 1997 ...........    28,438             407         (109)     44,584
                                           =======            ====       ======    ========
 Net income ............................     5,165                                    5,165   $5,165
 Other comprehensive income, net
   of tax ..............................                      (255)                    (255)    (255)
                                                                                             -------
 Comprehensive income ..................                                                      $4,910
                                                                                             =======
 Cash dividends
   Common ..............................    (2,579)                                  (2,579)
   Preferred ...........................       (25)                                     (25)
 Common stock issued under
   dividend reinvestment and
   employee plans ......................                                    (50)      1,367
 Stock issued in acquisitions ..........                                                 15
 Common stock repurchased ..............                                             (1,751)
 Redemption of preferred stock .........                                               (614)
 Conversion of preferred stock .........
 Other .................................          (1)                        27          31
                                           ----------         ----       ------    --------
Balance on December 31, 1998 ...........   $30,998            $152       $ (132)   $ 45,938
                                           =========          ====       ======    ========

(1) Changes in Accumulated Other Comprehensive Income includes after tax net unrealized gains (losses) on securities of $(242), $419 and $(239) in 1998, 1997 and 1996 respectively. Changes in Accumulated Other Comprehensive Income also includes after tax net unrealized losses on foreign currency translation adjustments of $13, $32 and $23 in 1998, 1997 and 1996 respectively.

         See accompanying notes to consolidated financial statements.

BankAmerica Corporation and Subsidiaries
Notes to Consolidated Financial Statements

     On September 30, 1998, BankAmerica Corporation (BankAmerica) merged with and into NationsBank Corporation (the Merger). The combined company was renamed BankAmerica Corporation (the Corporation). The transaction was accounted for as a pooling of interests. The consolidated financial statements have been restated to present the combined results of the Corporation as if the Merger had been in effect for all periods presented.

     On January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc. (Barnett). The transaction was accounted for as a pooling of interests. The consolidated financial statements have been restated to present the combined results of the Corporation and Barnett as if the merger had been in effect for all periods presented.

     The Corporation is a Delaware corporation and a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended, with its principal assets being the stock of its subsidiaries. Through its banking subsidiaries and its nonbanking subsidiaries, the Corporation provides a diverse range of banking and nonbanking financial services and products throughout the U.S. and in selected international markets.


Note One - Summary of Significant Accounting Policies

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

     On February 27, 1997, the Corporation completed a two-for-one split of its common stock. Accordingly, the consolidated financial statements for all years presented reflect the impact of the stock split.


Cash and Cash Equivalents

     Cash on hand, cash items in the process of collection and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.


Securities

     Debt securities are classified based on management's intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held for investment and reported at amortized cost. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading instruments and are stated at fair value. All other debt securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in shareholders' equity on an after-tax basis.

     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

     Marketable equity securities, which are included in other assets, are carried at fair value with net unrealized gains and losses included in shareholders' equity, net of tax. Income on marketable equity securities is included in noninterest income.

Loans Held for Sale

     Loans held for sale include residential mortgage, commercial real estate and other loans and are carried at the lower of aggregate cost or market value. Loans originated with the intent to sell are included in other assets.


Securities Purchased Under Agreements To Resell And Securities Sold Under Agreements To Repurchase

     Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The Corporation's policy is to obtain the use of securities purchased under agreements to resell. The market value of the underlying securities, which collateralize the related receivable on agreements to resell, is monitored, including accrued interest, and additional collateral is requested when deemed appropriate.


Trading Instruments

     Instruments utilized in trading activities include securities stated at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. Realized and unrealized gains and losses are recognized as trading account profits and fees.


Derivative-Dealer Positions

     Derivative-dealer assets and liabilities represent unrealized gains and losses, respectively, on interest rate, foreign exchange, commodity and other derivative contract positions included in the Corporation's trading portfolio. Derivative-dealer positions are reflected at fair value with changes in fair value reflected in trading account profits and fees. Fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics.


Loans and Leases

     Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method.

     The Corporation provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Leveraged leases, which are a form of financing lease, are carried net of nonrecourse debt. Unearned income on leveraged and direct financing leases is amortized over the lease terms by methods that approximate the interest method.


Allowance for Credit Losses

     The allowance for credit losses is primarily available to absorb losses inherent in the loan and lease portfolios. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

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

     The Corporation's process for determining appropriate allowance for credit losses includes management's judgment and use of estimates. The adequacy of the allowance for credit losses is reviewed regularly by management. This assessment is made in the context of historical losses as well as existing economic conditions and performance trends within specific portfolio segments and individual concentrations of credit. Additions to the allowance for credit losses are made by charges to the provision for credit losses.

Nonperforming Loans

     Commercial loans and leases that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally classified as nonperforming loans unless well secured and in the process of collection. Loans are considered impaired when it is probable that all amounts, including principal and interest, will not be collected in accordance with contractual terms of the loan agreement. Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are classified as nonperforming until the loan is performing for an adequate period of time under the restructured agreement. Impaired loans are included in nonperforming loans. Generally, all other loans which are past due 90 days or more as to principal or interest are classified as nonperforming regardless of collateral or collection status. Interest accrued but not collected is reversed when a loan or lease is classified as nonperforming.

     Interest collections on nonperforming loans and leases for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

     Credit card loans that are 180 days past due are charged off and not classified as nonperforming. All other consumer loans and residential mortgages are generally charged off at 120 days past due or placed on nonperforming status upon repossession or the inception of foreclosure proceedings. Interest accrued but not collected is generally charged off along with the principal.


Foreclosed Properties

     Assets are classified as foreclosed properties and included in other assets upon actual foreclosure or when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place.

     Foreclosed properties are carried at the lower of the recorded amount of the loan or lease for which the property previously served as collateral, or the fair value of the property less estimated costs to sell. Prior to foreclosure, any write-downs, if necessary, are charged to the allowance for credit losses.

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


Mortgage Servicing Rights

     The total cost of mortgage loans originated for sale or purchased is allocated between the cost of the loans and the mortgage servicing rights (MSR) based on the relative fair values of the loans and the MSR. MSR acquired separately are capitalized at cost. During 1998, the Corporation capitalized $853 million of MSR. The cost of the MSR is amortized in proportion to and over the estimated period of net servicing revenues. During 1998, amortization was $476 million.

     The fair value on December 31, 1998 of capitalized MSR was approximately $2.4 billion. Total loans serviced approximated $234.9 billion on December 31, 1998, including loans serviced on behalf of the Corporation's banking subsidiaries. The predominant characteristics used as the basis for stratifying MSR are loan type and interest rate. The MSR strata are evaluated for impairment by estimating their fair value based on anticipated future net cash flows, taking into consideration prepayment predictions. If the carrying value of the MSR, including the results of risk management activities, exceeds the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees. The valuation allowance increased $170 million to $180 million on December 31, 1998. The valuation allowance on December 31, 1997 and 1996 and changes in the valuation allowance during 1997 and 1996 were insignificant. To manage risk associated with changes in prepayment rates, the Corporation uses various financial instruments including purchased options and swaps. The notional amounts of such contracts on December 31, 1998 was $22.4 billion and the related unrealized gains were $190 million.

Securitizations

     The Corporation securitizes, sells and services interests in home equity, installment, commercial and bankcard loans. When the Corporation sells assets in securitizations, it may retain interest only strips, one or more subordinated tranches and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Gains upon sale of the assets depend, in part, on the Corporation's allocation of the previous carrying amount of the assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and interests retained.

     To obtain fair values, quoted market prices are used, if available. Generally, quoted market prices for retained interests are not available, therefore the Corporation estimates fair values based upon the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward yield curves, discount rates and other factors that impact the value of retained interests.

     After the securitization, any of these retained interests that can be contractually settled in such a way that the Corporation could not recover substantially all of its recorded investment are adjusted to fair value with the adjustment reflected as an unrealized gain or loss in shareholders' equity. If a decline in the fair value is determined to be unrecoverable, it is expensed.


Goodwill and Other Intangibles

     Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is amortized on a straight-line basis over a period not to exceed 25 years. The recoverability of goodwill and other intangibles is evaluated if events or circumstances indicate a possible impairment. Such evaluation is based on various analyses, including undiscounted cash flow projections.


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

     The Corporation and its subsidiaries have established several unfunded postretirement medical benefit plans.


Risk Management Instruments

     Risk management instruments are utilized to modify the interest rate characteristics of related assets or liabilities or hedge against fluctuations in interest rates, currency exchange rates or other such exposures as part of the Corporation's asset and liability management process. Instruments must be designated as hedges and must be effective throughout the hedge period. To qualify as hedges, risk management instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities. For risk management instruments that fail to qualify as hedges, the instruments are recorded at market value with changes in market value reflected in trading account profits and fees.

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

     Risk management instruments used to hedge or modify the interest rate characteristics of debt securities classified as available for sale are carried at fair value with unrealized gains or losses deferred as a component of shareholders' equity, net of tax.

     To manage interest rate risk, the Corporation also uses interest rate option products, primarily purchased caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Such instruments are primarily linked to long-term debt, short-term borrowings and pools of similar residential mortgages. The Corporation also purchases options to protect the value of certain assets, principally MSR, against changes in prepayment rates. Option premiums are amortized over the option life on a straight-line basis. Such contracts are designated as hedges, and gains or losses are recorded as adjustments to the carrying value of the MSR, which are then subjected to impairment valuations.

     The Corporation also utilizes forward delivery contracts and options to reduce the interest rate risk inherent in mortgage loans held for sale and the commitments made to borrowers for mortgage loans which have not been funded. These financial instruments are considered in the Corporation's lower of cost or market valuation of its mortgage loans held for sale.

     The Corporation has made investments in a number of operations in foreign countries. Certain assets and liabilities of these operations are often denominated in foreign currencies, which exposes the Corporation to foreign currency risks. To qualify for hedge accounting, a foreign exchange contract must reduce risk at the level of the specific transaction. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment. Realized and unrealized gains and losses on instruments that hedge net foreign capital exposure are recorded in shareholders' equity as foreign currency translation adjustments and included in accumulated other comprehensive income.

     Risk management instruments generally are not terminated. When terminations do occur, gains or losses are recorded as adjustments to the carrying value of the underlying assets or liabilities and recognized as income or expense over either the remaining expected lives of such underlying assets or liabilities. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments and the cumulative change in value of any open positions are recognized immediately as a component of the gain or loss on disposition of such underlying assets or liabilities. If a forecasted transaction to which a risk management instrument is linked fails to occur, any deferred gain or loss on the instrument is recognized immediately in income.


Earnings Per Common Share

     Earnings per common share for all periods presented is computed by dividing net income, reduced by dividends on preferred stock, by the weighted average number of common shares issued and outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for the effect of assumed conversions, by the weighted average number of common shares issued and outstanding and dilutive potential common shares, which include convertible preferred stock and stock options. Dilutive potential common shares are calculated using the treasury stock method.


Foreign Currency Translation

     Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For the majority of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of accumulated other comprehensive income within shareholders' equity on a net-of-tax basis. When the foreign entity is not a free-standing operation or is in a hyperinflationary economy, the functional currency used to measure the financial statements of a foreign entity is the U.S. dollar. In these instances, the resulting gains and losses are included in income.


Recently Issued Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard requires the Corporation to recognize all derivatives as either assets or liabilities in its financial statements and measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the statement. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. At this time, the Corporation is still assessing the impact of SFAS 133 on its financial condition and results of operations.

     In 1998, Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS 134), was issued. SFAS 134 provides guidance for mortgage banking entities on how to account for interests retained after securitizing mortgage loans previously held for sale. SFAS 134 is effective for fiscal quarters beginning after December 15, 1998 and was adopted by the Corporation on January 1, 1999.


Note Two - Merger-Related Activity

     On September 30, 1998, the Corporation completed the Merger with BankAmerica, a multi-bank holding company headquartered in San Francisco, California. BankAmerica provided banking and various other financial services throughout the U.S. and in selected international markets to consumers and business customers, including corporations, governments and other institutions. As a result of the Merger, each outstanding share of BankAmerica common stock was converted into 1.1316 shares of the Corporation's common stock, resulting in the net issuance of approximately 779 million shares of the Corporation's common stock to the former BankAmerica shareholders. Each share of NationsBank common stock continued as one share in the Corporation's common stock. In addition, approximately 88 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain BankAmerica employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of NationsBank and BankAmerica have been combined and reflected at their historical amounts. NationsBank's total assets, total deposits and total shareholders' equity on the date of the Merger were approximately $331.9 billion, $166.8 billion and $27.7 billion, respectively. BankAmerica's total assets, total deposits and total shareholders' equity on the date of the Merger amounted to approximately $263.4 billion, $179.0 billion and $19.6 billion, respectively.

     In compliance with certain requirements of the Federal Reserve Board
(FRB), the Department of Justice and certain New Mexico authorities in connection with the Merger, the Corporation entered into an agreement to divest certain branches of Bank of America National Trust and Savings Association (Bank of America NT&SA) with loans and deposits aggregating approximately $167 million and $500 million, respectively, in various markets in New Mexico. These transactions were completed in the fourth quarter of 1998.

     In connection with the Merger, the Corporation recorded $1,325 million of pre-tax, merger-related charges in 1998. Approximately $600 million ($441 million after-tax) and $725 million ($519 million after-tax) were recorded in the fourth and third quarters of 1998, respectively. The total pre-tax charge for 1998 consisted of approximately $740 million primarily in severance and change in control and other employee-related items, $150 million in conversion and related costs including occupancy and equipment expenses and customer communication, $300 million in exit and related costs and $135 million in other merger costs (including legal, investment banking and filing fees). The Corporation anticipates recording an additional pre-tax merger-related charge of approximately $400 million ($252 million after-tax) in 1999.

     On January 9, 1998, the Corporation completed its merger with Barnett, a multi-bank holding company headquartered in Jacksonville, Florida (the Barnett merger). Barnett's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. As a result of the Barnett merger, each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain Barnett employees. This transaction was also accounted for as a pooling of interests.

     In connection with the Barnett merger, the Corporation incurred a pre-tax merger-related charge during the first quarter of 1998 of approximately $900 million ($642 million after-tax), which consisted of approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs and occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million in exit costs related to contract terminations and $100 million in other merger costs (including legal, investment banking and filing fees). In the second quarter of 1998, the Corporation recognized a $430 million gain resulting from the regulatory required divestitures of certain Barnett branches.

     The Corporation recorded a pre-tax charge of $280 million in 1996 as a result of decisions to close and/or sell certain of its business activities. The charge covered approximately $196 million for severance payments, $72 million for occupancy expense, primarily reflecting the planned closure of 120 branches, and $12 million for other costs.

     On October 1, 1997, the Corporation completed the acquisition of Montgomery Securities, Inc., an investment banking and institutional brokerage firm. The purchase price consisted of $840 million in cash and approximately
5.3 million unregistered shares of the Corporation's common stock for an aggregate amount of approximately $1.1 billion. The Corporation accounted for this acquisition as a purchase.

     On October 1, 1997, the Corporation also acquired Robertson, Stephens & Company Group, L.L.C. (Robertson Stephens), an investment banking and investment management firm. The acquisition was accounted for by the purchase method of accounting. The Corporation sold the investment banking operations of Robertson Stephens on August 31, 1998 and sold the investment management operations in 1999.

     As previously disclosed, NationsBank, BankAmerica and Barnett merged in separate transactions accounted for as pooling of interests. The following table summarizes the impact of the BankAmerica and Barnett mergers on the Corporation's net interest income, noninterest income and net income for periods prior to the respective mergers.



                         Net Interest   Noninterest     Net
(Dollars in Millions)       Income         Income      Income
----------------------- -------------- ------------- ---------
1997
NationsBank ...........     $ 7,898       $ 5,002     $3,077
BankAmerica ...........       8,669         6,012      3,210
Barnett ...............       1,840           971        255
                            -------       -------     ------
 Total ................     $18,407       $11,985     $6,542
                            =======       =======     ======
1996
NationsBank ...........     $ 6,329       $ 3,646     $2,375
BankAmerica ...........       8,587         5,351      2,874
Barnett ...............       1,869           791        564
                            -------       -------     ------
 Total ................     $16,785       $ 9,788     $5,813
                            =======       =======     ======

     The amounts presented above represent results of operations of the previously separate companies and do not reflect reclassifications of certain revenue and expense items which were made to conform to the reporting policies of the Corporation.

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

     In 1996, the Corporation completed the initial public offering (IPO) of
16.1 million shares of Class A Common Stock of BA Merchant Services, Inc.
(BAMS) (ticker symbol "BPI" on the New York Stock Exchange), a subsidiary of the Corporation. On December 22, 1998, the Corporation and BAMS announced the signing of a definitive merger agreement on which the Corporation agreed to buy BAMS outstanding shares of Class A common stock. At closing, each outstanding share of BAMS common stock other than the shares owned by the Corporation will be converted into the right to receive a cash payment equal to $20.50 per share without interest, or approximately $330 million. BAMS will then become a wholly owned subsidiary of Bank of America NT&SA. The transaction is expected to be completed during the second quarter of 1999.

     The following tables summarize the activity in the merger-related reserves recorded in connection with the BankAmerica and Barnett mergers during 1998:


BankAmerica Merger
Merger-Related Reserves


                                                                                      Non-Cash
                                          Balance on      Amount     Cash Payments   Reductions    Balance on
                                          January 1,   Included in     Applied to    Applied to   December 31,
(Dollars in Millions)                        1998        Expense        Reserve        Reserve        1998
---------------------------------------- ------------ ------------- --------------- ------------ -------------
Severance, change in control
  and other employee-related costs .....      $--         $  740        $(155)         $ (98)         $487
Conversion and related costs ...........       --            150           (3)            (4)          143
Exit and related costs .................       --            300          (62)           (44)          194
Other merger costs .....................       --            135         (117)            --            18
                                              ---         ------        -------        -------        ----
                                              $--         $1,325        $(337)         $(146)         $842
                                              ===         ======        =======        =======        ====

Barnett Merger
Merger-Related Reserves


                                                                                      Non-Cash
                                          Balance on      Amount     Cash Payments   Reductions    Balance on
                                          January 1,   Included in     Applied to    Applied to   December 31,
(Dollars in Millions)                        1998        Expense        Reserve        Reserve        1998
---------------------------------------- ------------ ------------- --------------- ------------ -------------
Severance, change in control
  and other employee-related costs .....      $--          $375         $ (318)        $  (55)        $  2
Conversion and related costs ...........       --           300             (8)          (192)         100
Exit and related costs .................       --           125           (101)            --           24
Other merger costs .....................       --           100            (99)            --            1
                                              ---          ----         ------         ------         ----
                                              $--          $900         $ (526)        $ (247)        $127
                                              ===          ====         ======         ======         ====

     Total severance, change in control and other employee-related costs for both mergers included amounts related to job eliminations, primarily in areas of overlapping operations and duplicate functions. Through December 31, 1998, approximately 1,700 employees have entered the severance process as result of the Barnett merger. For the BankAmerica merger, 5,000 to 8,000 positions after attrition, are estimated to be eliminated and through December 31, 1998, approximately 1,800 associates have entered the severance process.

     The only significant portion of the Barnett merger-related charge remaining at December 31, 1998 relates to conversion and related costs, primarily abandoned owned and leased facilities and branch closure costs.

     Exit costs primarily relate to contract termination payments, business realignment and other related costs. Remaining exit and related costs balances included in the Barnett merger reserve on December 31, 1998 are expected to be used during the first half of 1999.

     Primarily all reserves established in 1996 associated with the Bank South acquisition and restructuring activities were fully utilized as of December 31, 1998. There were no additional provisions during 1998.

Note Three - Securities
     The amortized cost, gross unrealized gains and losses, and fair value of securities held for investment and securities available for sale on December 31 were (dollars in millions):

                                                                 Gross         Gross
                                                  Amortized    Unrealized    Unrealized      Fair
Securities Held for Investment                      Cost         Gains         Losses       Value
----------------------------------------------- ------------ ------------- ------------- -----------
1998
U.S. Treasury securities and agency debentures   $      478   $         1   $        --   $    479
Foreign sovereign securities ..................         914             1           168        747
Mortgage-backed securities.....................         203            --            --        203
Other taxable securities ......................          29             2            --         31
                                                 ----------   -----------   -----------   --------
 Total taxable ................................       1,624             4           168      1,460
Tax-exempt securities .........................         373            20            --        393
                                                 ----------   -----------   -----------   --------
 Total ........................................  $    1,997   $        24   $       168   $  1,853
                                                 ==========   ===========   ===========   ========
1997
U.S. Treasury securities and agency debentures   $      516   $         1   $         1   $    516
Foreign sovereign securities ..................       1,448            61            39      1,470
Mortgage-backed securities ....................       2,408            43             3      2,448
Other taxable securities ......................          56             9             4         61
                                                 ----------   -----------   -----------   --------
 Total taxable ................................       4,428           114            47      4,495
Tax-exempt securities .........................         394            17             1        410
                                                 ----------   -----------   -----------   --------
 Total ........................................  $    4,822   $       131   $        48   $  4,905
                                                 ==========   ===========   ===========   ========
1996
U.S. Treasury securities and agency debentures   $      880   $        --   $         3   $    877
Foreign sovereign securities ..................       1,525            15           285      1,255
Mortgage-backed securities.....................       3,264            34            19      3,279
Other taxable securities ......................          64            25            --         89
                                                 ----------   -----------   -----------   --------
 Total taxable ................................       5,733            74           307      5,500
Tax-exempt securities .........................         516            18             4        530
                                                 ----------   -----------   -----------   --------
 Total ........................................  $    6,249   $        92   $       311   $  6,030
                                                 ==========   ===========   ===========   ========
                                                                Gross         Gross
                                                 Amortized    Unrealized    Unrealized     Fair
Securities Available for Sale                      Cost         Gains         Losses       Value
----------------------------------------------- ----------   -----------   -----------   --------
1998
U.S. Treasury securities and agency debentures   $   17,355   $        52   $       157   $ 17,250
Foreign sovereign securities ..................       5,693            25           138      5,580
Mortgage-backed securities ....................      51,259           567            36     51,790
Other taxable securities ......................       2,293            76            32      2,337
                                                 ----------   -----------   -----------   --------
 Total taxable ................................      76,600           720           363     76,957
Tax-exempt securities .........................       1,636            68            71      1,633
                                                 ----------   -----------   -----------   --------
 Total ........................................  $   78,236   $       788   $       434   $ 78,590
                                                 ==========   ===========   ===========   ========
1997
U.S. Treasury securities and agency debentures   $   10,614   $       268   $         6   $ 10,876
Foreign sovereign securities ..................      10,797            43            96     10,744
Mortgage-backed securities ....................      36,256           363            30     36,589
Other taxable securities ......................       2,271            13             3      2,281
                                                 ----------   -----------   -----------   --------
 Total taxable ................................      59,938           687           135     60,490
Tax-exempt securities .........................       1,661            58            --      1,719
                                                 ----------   -----------   -----------   --------
 Total ........................................  $   61,599   $       745   $       135   $ 62,209
                                                 ==========   ===========   ===========   ========
1996
U.S. Treasury securities and agency debentures   $    5,298   $        61   $        46   $  5,313
Foreign sovereign securities ..................       4,129            52           153      4,028
Mortgage-backed securities ....................      17,256            95            88     17,263
Other taxable securities ......................       2,150             8            10      2,148
                                                 ----------   -----------   -----------   --------
 Total taxable ................................      28,833           216           297     28,752
Tax-exempt securities .........................         746            21             2        765
                                                 ----------   -----------   -----------   --------
 Total ........................................  $   29,579   $       237   $       299   $ 29,517
                                                 ==========   ===========   ===========   ========

     The expected maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation's securities portfolio on December 31, 1998 are summarized below. Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.



                                                                    Due after 1           Due after 5
                                               Due in 1 year         through 5            through 10
                                                  or less              years                 years
(Dollars in Millions)                       ------------------- -------------------- ---------------------
                                             Amount     Yield     Amount     Yield     Amount      Yield
                                            -------- ---------- ---------- --------- ---------- ----------
 Amortized cost of securities held
  for investment
   U.S. Treasury securities
     and agency debentures ................  $ 477   5.92%       $     --       --%   $      1      4.53%
   Foreign sovereign securities ...........    205   6.88             334     6.96         313      6.89
   Mortgage-backed securities .............    149   6.08              51     6.77           3      6.82
   Other taxable securities ...............      2   9.52              --       --          --        --
                                             -----   -----       --------    -----    --------      ----
     Total taxable ........................    833   6.19             385     6.93         317      6.88
   Tax-exempt securities ..................     55   7.95             123     7.75         100      6.80
                                             -----   -----       --------    -----    --------      ----
     Total ................................  $ 888   6.30%       $    508     7.13%   $    417      6.86%
                                             =====   =====       ========    =====    ========      ====
 Fair value of securities
  held for investment .....................  $ 868               $    445             $    356
                                             =====               ========             ========
 Fair value of securities available for
  sale
   U.S. Treasury securities and
     agency debentures ....................  $ 478   6.32%       $  7,193     4.87%   $  8,952      4.88%
   Foreign sovereign securities ...........     12   7.66           1,188     3.88       2,199      4.52
   Mortgage-backed securities .............    357   6.79          15,224     6.85      21,579      6.29
   Other taxable securities ...............     43   9.55             675    11.38         902      6.24
                                             -----   -----       --------    -----    --------      ----
     Total taxable ........................    890   6.68          24,280     6.25      33,632      5.80
   Tax-exempt securities ..................     41   6.52             216     6.79         534      7.34
                                             -----   -----       --------    -----    --------      ----
     Total ................................  $ 931   6.68%       $ 24,496     6.25%   $ 34,166      5.82%
                                             =====   =====       ========    =====    ========      ====
 Amortized cost of securities
  available for sale ......................  $ 921               $ 24,149             $ 34,458
                                             =====               ========             ========



                                                  Due after
                                                  10 years                Total
(Dollars in Millions)                       --------------------- ---------------------
                                               Amount     Yield     Amount      Yield
                                            ----------- --------- ---------- ----------
 Amortized cost of securities held
  for investment
   U.S. Treasury securities
     and agency debentures ................  $     --        --%   $    478      5.91%
   Foreign sovereign securities ...........        62      6.93         914      6.91
   Mortgage-backed securities .............        --        --         203      6.27
   Other taxable securities ...............        27      6.63          29      6.85
                                             --------      ----    --------      ----
     Total taxable ........................        89      6.84       1,624      6.54
   Tax-exempt securities ..................        95      5.71         373      7.00
                                             --------      ----    --------      ----
     Total ................................  $    184      6.26%   $  1,997      6.62%
                                             ========      ====    ========      ====
 Fair value of securities
  held for investment .....................  $    184              $  1,853
                                             ========              ========
 Fair value of securities available for
  sale
   U.S. Treasury securities and
     agency debentures ....................  $    627      6.37%   $ 17,250      4.96%
   Foreign sovereign securities ...........     2,181      6.59       5,580      5.20
   Mortgage-backed securities .............    14,630      6.21      51,790      6.44
   Other taxable securities ...............       717      5.77       2,337      7.65
                                             --------      ----    --------      ----
     Total taxable ........................    18,155      6.24      76,957      6.05
   Tax-exempt securities ..................       842      7.80       1,633      7.37
                                             --------      ----    --------      ----
     Total ................................  $ 18,997      6.32%   $ 78,590      6.08%
                                             ========      ====    ========      ====
 Amortized cost of securities
  available for sale ......................  $ 18,708              $ 78,236
                                             ========              ========

     The components of gains and losses on sales of securities for the years ended December 31 were (dollars in millions):



                                                       1998     1997    1996
                                                    ---------- ------ --------
      Gross gains on sales of securities ..........  $ 1,039    $289   $ 310
      Gross losses on sales of securities .........       22      18     163
                                                     -------    ----   -----
      Net gains on sales of securities ............  $ 1,017    $271   $ 147
                                                     =======    ====   =====

     During 1998, the Corporation sold $19.5 million of securities held for investment, resulting in net gains of approximately $2.0 million included above. The sale resulted from a realignment of the securities portfolio in connection with the Barnett merger. There were no sales of securities held for investment in 1997 or 1996.

     Excluding securities issued by the U.S. government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10 percent of consolidated shareholders' equity on December 31, 1998 or 1997.

     The income tax expense attributable to realized net gains on securities sales was $363 million, $101 million and $54 million in 1998, 1997 and 1996, respectively.

     Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $65.6 billion and $57.3 billion on December 31, 1998 and 1997, respectively.

     On December 31, 1998, the valuation allowance for securities available for sale and marketable equity securities included in shareholders' equity was $292 million, primarily reflecting $354 million of pre-tax appreciation on securities available for sale and $165 million of pre-tax appreciation on marketable equity securities.

Note Four - Trading Account Assets and Liabilities

     The fair values of the components of trading account assets and liabilities on December 31 and the average fair values for the years ended December 31 were (dollars in millions):



                                                                        Ending Balance        Average Balance
                                                                    ---------------------- ----------------------
                                                                       1998        1997       1998        1997
                                                                    ---------- ----------- ---------- -----------
Securities owned
 U.S. Treasury securities .........................................  $  7,854   $ 10,537    $  9,802   $ 12,625
 Securities of other U.S. Government agencies and corporations ....       524      2,392         841      2,473
 Certificates of deposit, bankers' acceptances and commercial
   paper ..........................................................     2,723      1,867       2,746      2,240
 Corporate debt ...................................................     1,666      3,439       2,428      2,703
 Foreign sovereign debt ...........................................    11,774     12,650      13,241     14,102
 Mortgage-backed securities .......................................     7,489      3,277       4,802      2,324
 Other securities .................................................     7,572      1,775       5,914      1,817
                                                                     --------   --------    --------   --------
   Total trading account assets ...................................  $ 39,602   $ 35,937    $ 39,774   $ 38,284
                                                                     ========   ========    ========   ========
Short sales
 U.S. Treasury securities .........................................  $  8,534   $ 13,087    $  8,538   $ 12,034
 Corporate debt ...................................................        82        217         833        276
 Foreign sovereign debt ...........................................     3,166      2,983       3,192      2,148
 Other securities .................................................     2,388      1,013       4,909        827
                                                                     --------   --------    --------   --------
   Total trading account liabilities ..............................  $ 14,170   $ 17,300    $ 17,472   $ 15,285
                                                                     ========   ========    ========   ========

     The net change in the unrealized gain or loss on trading securities held on December 31, 1998 and 1997 was included in trading account profits and fees and amounted to a gain of $1,692 million for 1998 and a loss of $143 million for 1997.

     Foreign exchange contract and securities trading activities generated most of the Corporation's trading account profits and fees.

     See Note Eleven of the consolidated financial statements on page 74 for additional information on derivatives-dealer positions, including credit risk. The average fair values of derivative-dealer assets on December 31, 1998 and 1997 was $14.3 billion and $12.6 billion, respectively. The average fair values of derivative-dealer liabilities on December 31, 1998 and 1997 were $13.3 billion and $11.5 billion, respectively.

     The fair value of derivative-dealer assets at December 31, 1998 and 1997, was $16.4 billion and $14.8 billion, respectively. The fair value of derivative-dealer liabilities at December 31, 1998 and 1997 was $16.8 billion and $13.6 billion, respectively.

Note Five - Loans and Leases

     Loans and leases on December 31 were (dollars in millions):



                                                     1998                   1997
                                             --------------------- -----------------------
                                                Amount    Percent     Amount      Percent
                                             ----------- --------- ------------ ----------
 Commercial - domestic .....................  $ 137,422  38.5 %     $ 122,463       35.8%
 Commercial - foreign ......................     31,495   8.8          30,080        8.8
 Commercial real estate - domestic .........     26,912   7.5          28,567        8.3
 Commercial real estate - foreign ..........        301    .1             324         .1
                                              ---------  ----       ---------      -----
  Total commercial .........................    196,130  54.9         181,434       53.0
                                              ---------  ----       ---------      -----
 Residential mortgage ......................     73,608  20.6          71,540       20.9
 Home equity lines .........................     15,653   4.4          16,536        4.8
 Direct/Indirect consumer ..................     40,510  11.3          40,058       11.7
 Consumer finance ..........................     15,400   4.3          14,566        4.3
 Bankcard ..................................     12,425   3.5          14,908        4.4
 Foreign consumer ..........................      3,602   1.0           3,098         .9
                                              ---------  ----       ---------      -----
  Total consumer ...........................    161,198  45.1         160,706       47.0
                                              ---------  ----       ---------      -----
   Total loans and leases ..................  $ 357,328  100.0 %    $ 342,140      100.0%
                                              =========  =======    =========      =====

     The following table presents the recorded investment in loans that were considered to be impaired on December 31 (1) (dollars in millions):



                                         1998      1997
                                       -------- ----------
  Commercial - domestic ..............  $  796   $   538
  Commercial - foreign ...............     314       158
  Commercial real estate-domestic ....     554       327
  Commercial real estate-foreign .....      --         1
                                        ------   -------
  Total commercial ...................  $1,664   $ 1,024
                                        ======   =======

(1) The Corporation's consumer loan portfolio generally consists of large groups of relatively smaller balance homogeneous loans that are collectively evaluated for impairment and, therefore, are not included in this table.


     The average recorded investment in certain impaired loans for the years ended December 31, 1998, 1997 and 1996 was approximately $1.6 billion, $1.4 billion and $1.8 billion, respectively. As of December 31, 1998 and 1997, the recorded investment on impaired loans requiring an allowance for credit losses was $876 million and $885 million, and the related allowance for credit losses was $326 million and $145 million, respectively. For the years ended December 31, 1998, 1997 and 1996, interest income recognized on impaired loans totaled $50 million, $80 million and $83 million, respectively, all of which was recognized on a cash basis.

     On December 31, 1998, 1997 and 1996, nonperforming loans, including certain loans which are considered impaired, totaled $2.5 billion, $2.1 billion and $2.2 billion, respectively. The net amount of interest recorded during each year on loans that were classified as nonperforming or restructured on December 31, 1998, 1997 and 1996 was $130 million in each of the three years. If these loans had been accruing interest at their originally contracted rates, related income would have been $367 million, $349 million and $388 million in 1998, 1997 and 1996, respectively.

     Foreclosed properties amounted to $282 million, $309 million and $511 million on December 31, 1998, 1997 and 1996, respectively. The cost of carrying foreclosed properties amounted to $16 million, $26 million and $35 million in 1998, 1997 and 1996, respectively.

Note Six - Allowance for Credit Losses

     The table below summarizes the changes in the allowance for credit losses on loans and leases (dollars in millions):



                                                                 1998        1997        1996
                                                             ----------- ----------- -----------
        Balance on January 1 ............................... $ 6,778     $ 6,316     $ 6,222
                                                             -------     -------     -------
        Loans and leases charged off .......................  (3,050)     (2,603)     (2,369)
        Recoveries of loans and leases previously charged off    583         751         702
                                                             -------     -------     -------
          Net charge-offs ..................................  (2,467)     (1,852)     (1,667)
        Provision for credit losses ........................   2,920       1,904       1,645
        Other, net .........................................    (109)        410         116
                                                             ----------  -------     -------
          Balance on December 31 ........................... $ 7,122     $ 6,778     $ 6,316
                                                             =======     =======     =======

Note Seven - Deposits

     On December 31, 1998, the Corporation had domestic certificates of deposit of $100 thousand or greater totaling $27.3 billion, with $14.0 billion maturing within three months, $5.9 billion maturing within three to six months, $4.9 billion maturing within six to twelve months and $2.5 billion maturing after twelve months. Additionally, on December 31, 1998, the Corporation had other domestic time deposits of $100 thousand or greater totaling $887 million, with $208 million maturing within three months, $96 million maturing within three to six months, $164 million maturing within six to twelve months and $419 million maturing after twelve months. Foreign office certificates of deposit and other time deposits of $100 thousand or greater totaled $40.8 billion and $48.7 billion on December 31, 1998 and 1997, respectively.

     At December 31, 1998, the scheduled maturities for time deposits were as follows (dollars in millons):


  Due in 1999 ...............  $ 126,193
  Due in 2000 ...............      7,972
  Due in 2001 ...............      2,124
  Due in 2002 ...............      1,423
  Due in 2003 ...............        750
  Thereafter ................        952
                               ---------
  Total .....................  $ 139,414
                               =========

Note Eight - Short-Term Borrowings and Long-Term Debt
     The contractual maturities of long-term debt on December 31 were:

                                                                         1998
                                                   -------------------------------------------------
                                                        Various           Various
                                                       Fixed-Rate      Floating-Rate                     1997
                                                          Debt              Debt           Amount       Amount
(Dollars in Millions)                               Obligations (1)   Obligations (1)   Outstanding   Outstanding
------------------------------------------------   ----------------- ----------------- ------------- ------------
Parent company
 Senior debt
   Due in 1998 .................................        $     --          $     --        $    --    $  2,792
   Due in 1999 .................................             341             2,287          2,628       2,381
   Due in 2000 .................................             488             1,725          2,213       3,186
   Due in 2001 .................................             671             3,330          4,001       3,252
   Due in 2002 .................................             130             2,155          2,285       2,290
   Due in 2003 .................................             499             2,079          2,578       1,245
   Thereafter ..................................             357             3,708          4,065       1,715
                                                        --------          --------        -------    --------
                                                           2,486            15,284         17,770      16,861
                                                        --------          --------        -------    --------
 Subordinated debt
   Due in 1998 .................................              --                --             --          52
   Due in 1999 .................................             361               319            680         683
   Due in 2000 .................................             411                --            411         417
   Due in 2001 .................................           1,312                30          1,342       1,355
   Due in 2002 .................................           2,199                26          2,225       2,213
   Due in 2003 .................................           1,711               323          2,034       1,974
   Thereafter ..................................           5,984             3,265          9,249       7,776
                                                        --------          --------        -------    --------
                                                          11,978             3,963         15,941      14,470
                                                        --------          --------        -------    --------
   Total parent company long-term debt .........          14,464            19,247         33,711      31,331
                                                        --------          --------        -------    --------
Banking and nonbanking subsidiaries
 Senior debt
   Due in 1998 .................................              --                --             --       3,902
   Due in 1999 .................................             221             3,790          4,011       1,512
   Due in 2000 .................................               3             4,555          4,558       3,365
   Due in 2001 .................................              34             1,263          1,297         455
   Due in 2002 .................................             109               284            393         443
   Due in 2003 .................................             441               261            702         252
   Thereafter ..................................              87                90            177         120
                                                        --------          --------        -------    --------
                                                             895            10,243         11,138      10,049
                                                        --------          --------        -------    --------
 Subordinated debt
   Due in 1998 .................................              --                --             --          10
   Due in 1999 .................................              --                --             --          11
   Due in 2000 .................................              --                --             --          12
   Due in 2001 .................................             227                --            227         308
   Due in 2002 .................................              --                --             --          --
   Due in 2003 .................................             104                --            104         100
   Thereafter ..................................             300                 8            308         308
                                                        --------          --------        -------    --------
                                                             631                 8            639         749
                                                        --------          --------        -------    --------
   Total banking and nonbanking
    subsidiaries long-term debt ................           1,526            10,251         11,777      10,798
                                                        --------          --------        -------    --------
   Total parent, banking and nonbanking
    subsidiaries long-term-debt ................        $ 15,990          $ 29,498         45,488      42,129
Notes payable to finance the purchase of leased
 vehicles ......................................                                              279         625
Obligations under capital leases ...............                                              121         133
                                                                                          -------    --------
   Total long-term debt ........................                                          $45,888    $ 42,887
                                                                                          =======    ========

(1) Fixed rate and floating rate classifications of long-term debt include the effect of interest rate swap contracts.

     The majority of the floating rates are based on three- and six-month London InterBank Offer Rates (LIBOR). At December 31, 1998, the interest rates on floating-rate long-term debt, as classified in the table on the preceding page, ranged from 4.75 percent to 7.07 percent. These obligations were denominated primarily in U.S. dollars. The interest rate on fixed-rate long-term debt, as classified in the table on the preceding page, ranged from
4.50 percent to 12.50 percent at December 31, 1998.

     At December 31, 1998, the Corporation had commercial paper back-up lines of credit totaling $1.1 billion, of which $669 million expires in October 1999 and $479 million expires in October 2002. In addition, the Corporation had a $1.6 billion line of credit which expires in May 2001. At December 31, 1998, there were no amounts outstanding under these credit facilities. These lines were supported by fees paid to unaffiliated banks.

     As of December 31, 1998, the Corporation has the authority to issue approximately $9.4 billion of corporate debt and other securities under its existing shelf registration statements.

     Under a joint Euro medium-term note program, the Corporation and NationsBank, N.A. may offer an aggregate of $8.5 billion of senior or, in the case of the Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. The Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. On December 31, 1998, $3.7 billion of notes were outstanding under this program. BankAmerica's Euro medium-term note program was cancelled in September 1998. As of December 31, 1998, the Corporation and NationsBank, N.A. had the authority to issue approximately $2.8 billion and $2.0 billion, respectively, of debt securities under this program. On December 31, 1998, $3.5 billion of notes were outstanding under the former BankAmerica program.

     NationsBank, N.A. maintains a program to offer up to $25 billion of bank notes from time to time with fixed or floating rates and maturities ranging from 7 days or more from date of issue. Prior to the Merger, Bank of America NT&SA maintained a program to offer up to $12 billion of bank notes from time to time with fixed or floating rates and maturities ranging from 30 days to 15 years. On December 31, 1998 and 1997, there were short-term bank notes outstanding under these programs of $14.7 billion and $4.6 billion, respectively. On December 31, 1998 and 1997 the Corporation's long-term debt included $7.9 billion and $5.1 billion, respectively, of these notes.

     Through a limited purpose subsidiary, the Corporation had $2.5 billion of mortgage-backed bonds outstanding on December 31, 1998. These bonds are collateralized by $3.7 billion of mortgage loans.

     As part of its interest rate risk management activities, the Corporation enters into interest rate contracts for certain long-term debt issuances. Through the use of interest rate swaps, $8.8 billion of fixed-rate debt with rates ranging from 5.30 percent to 8.57 percent have been effectively converted to floating rates primarily at spreads to LIBOR.

     Through the use of interest rate options, the Corporation has the right to purchase interest rate caps and floors to hedge its risk on floating-rate debt against a rise in interest rates. At December 31, 1998, the interest rate options had a notional amount of approximately $3.4 billion. In addition, the Corporation has entered into other interest rate contracts, primarily futures, with notional amounts of approximately $802 million at December 31, 1998 to reduce its interest rate risk by shortening the repricing profile on floating-rate debt that reprices within one year.

     On December 31, 1998, including the effects of interest rate contracts for certain long-term debt issuances, the weighted average effective interest rates for total long-term debt, total fixed-rate debt and total floating-rate debt (based on the rates in effect on December 31, 1998) were 6.11 percent, 7.73 percent and 5.24 percent, respectively. These obligations were denominated primarily in U.S. dollars.

     As described below, certain debt obligations outstanding on December 31, 1998 may be redeemed prior to maturity at the option of the Corporation:



                                                    Amount
                                                  Outstanding
     Year Redeemable      Year of Maturities     (in millions)
------------------------ --------------------   --------------
  Currently redeemable              2002            $   21
               1999         2001 -- 2010               919
       2000 -- 2001         2001 -- 2028             2,542
       2002 -- 2008         2005 -- 2028               853

Note Nine - Trust Preferred Securities

     Trust preferred securities are Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest notes of the Corporation.

     Since October 1996, the Corporation formed thirteen wholly owned grantor trusts to issue trust preferred securities and to invest the proceeds of such trust preferred securities into notes of the Corporation. Certain of the trust preferred securities were issued at a discount. Such trust preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. Each issue of the Notes has an interest rate equal to the corresponding trust preferred securities distribution rate. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the trust preferred securities will also be deferred and the Corporation's ability to pay dividends on its common and preferred stock will be restricted.

     The trust preferred securities are subject to mandatory redemption upon repayment of the related Notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium if any, paid by the Corporation upon concurrent repayment of the related Notes.

     Payment of periodic cash distributions and payment upon liquidation or redemption with respect to trust preferred securities are guaranteed by the Corporation to the extent of funds held by the grantor trusts (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation's other obligations including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the trust preferred securities.

     The Corporation is required by the FRB to maintain certain levels of capital for bank regulatory purposes. The FRB has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank holding companies. Such Tier 1 capital treatment provides the Corporation with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Corporation were to issue preferred stock.

     The table on the next page is a summary of the outstanding trust preferred securities and the Notes at December 31:

                                                Aggregate
                                                Principal
                                                Amount of
                                             Trust Preferred
                                               Securities        Aggregate
                                          ---------------------  Principal
                                                                 Amount of
(Dollars in Millions)            Issued      1998       1997     the Notes
----------------------------- ----------- ---------- ---------- -----------
NationsBank
 Capital Trust I ............ Dec. 1996    $   600    $   600     $   619

 Capital Trust II ........... Dec. 1996        365        365         376

 Capital Trust III .......... Feb. 1997        500        500         516

 Capital Trust IV ........... Apr. 1997        500        500         516

BankAmerica
 Institutional Capital A .... Nov. 1996        450        450         464

 Institutional Capital B .... Nov. 1996        300        300         309

 Capital I .................. Dec. 1996        300        300         309

 Capital II ................. Dec. 1996        450        450         464

 Capital III ................ Jan. 1997        400        400         412

 Capital IV ................. Feb. 1998        350         --         361

Barnett
 Capital I .................. Nov. 1996        300        300         309

 Capital II ................. Dec. 1996        200        200         206

 Capital III ................ Jan. 1997        250        250         258

                                                                  -------
 Total ......................              $4,965m    $4,615m     $ 5,119
                                           =======    =======     =======



                                                 Per
                                                Annum
                                  Stated       Interest      Interest
                               Maturity of     Rate of        Payment     Redemption
(Dollars in Millions)           the Notes     the Notes        Dates        Period
----------------------------- ------------- ------------- -------------- ------------
NationsBank
 Capital Trust I ............  Dec. 2026    7.84%         3/31, 6/30,    On or after
                                                          9/30, 12/31     12/31/01 a
 Capital Trust II ...........  Dec. 2026    7.83          6/15, 12/15    On or after
                                                                         12/15/06 bd
 Capital Trust III ..........  Jan. 2027    3-mo. LIBOR   1/15, 4/15,    On or after
                                               +55 bps    7/15, 10/15     1/15/07 b
 Capital Trust IV ...........  Apr. 2027    8.25          4/15, 10/15    On or after
                                                                          4/15/07 bf
BankAmerica
 Institutional Capital A.....  Dec. 2026    8.07          6/30, 12/31    On or after
                                                                          12/31/06cg
 Institutional Capital B.....  Dec. 2026    7.70          6/30, 12/31    On or after
                                                                         12/31/06 ch
 Capital I ..................  Dec. 2026 i  7.75          3/31, 6/30,    On or after
                                                          9/30, 12/31     12/20/01 e
 Capital II .................  Dec. 2026    8.00          6/15, 12/15    On or after
                                                                         12/15/06 cj
 Capital III ................  Jan. 2027    3-mo. LIBOR   1/15, 4/15,    On or after
                                               +57 bps    7/15, 10/15     1/15/02 c
 Capital IV .................  Mar. 2028    7.00          3/31, 6/30,    On or after
                                                          9/30, 12/31     2/24/03 c
Barnett
 Capital I ..................  Dec. 2026    8.06            6/1, 12/1    On or after
                                                                          12/1/06 bk
 Capital II .................  Dec. 2026    7.95            6/1, 12/1    On or after
                                                                          12/1/06 bl
 Capital III ................  Feb. 2027    3-mo. LIBOR     2/1, 5/1,    On or after
                                              +62.5 bps     8/1, 11/1      2/1/07 b
 Total ......................

 a The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes, at a redemption price at least equal to the principal amount of the Notes.
 b The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes or relating to capital treatment of the trust preferred securities or relating to a change in the treatment of the related trust under the Investment Company Act of 1940, as amended, at a redemption price at least equal to the principal amount of the Notes.
 c The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes or relating to capital treatment of the trust preferred securities at a redemption price at least equal to the principal amount of the Notes.
 d The Notes may be redeemed on or after December 15, 2006 and prior to December 15, 2007 at 103.915% of the principal amount, and thereafter at prices declining to 100% on December 15, 2016 and thereafter.
 e The Corporation may redeem the Notes (i) during the indicated redemption period or (ii) upon the occurrence of certain events relating to tax treatment of the trust or the Notes or relating to capital treatment of the trust preferred securities, prior to the indicated redemption period, in each case, at a redemption price of 100% of the principal amount.
 f The Notes may be redeemed on or after April 15, 2007 and prior to April 14, 2008 at 103.85% of the principal amount, and thereafter at prices declining to 100% on April 15, 2017 and thereafter.
 g The Notes may be redeemed on or after December 31, 2006 and prior to December 31, 2007 at 104.0350% of the principal amount, and thereafter at prices declining to 100% on December 31, 2016 and thereafter.
 h The Notes may be redeemed on or after December 31, 2006 and prior to December 31, 2007 at 103.7785% of the principal amount, and thereafter at prices declining to 100% on December 31, 2016 and thereafter.
 i At the option of the Corporation, the stated maturity may be shortened to a date not earlier than December 20, 2001 or extended to a date not later than December 31, 2045, in each case if certain conditions are met.
 j The Notes may be redeemed on or after December 15, 2006 and prior to December 15, 2007 at 103.9690% of the principal amount, and thereafter at prices declining to 100% on December 15, 2016 and thereafter.
 k The Notes may be redeemed on or after December 1, 2006 and prior to December
  1, 2007 at 104.030% of the principal amount, and thereafter at prices declining to 100% on December 1, 2016 and thereafter.
 l The Notes may be redeemed on or after December 1, 2006 and prior to December
  1, 2007 at 103.975% of the principal amount, and thereafter at prices declining to 100% on December 1, 2016 and thereafter.
 m Excludes $11 and $37 of deferred issuance costs and unamortized discount at December 31, 1998 and 1997, respectively.

Note Ten - Shareholders' Equity and Earnings Per Common Share
     On June 29, 1998, the Corporation redeemed all of BankAmerica's remaining outstanding nonconvertible preferred shares. The Corporation's Preferred Stock on December 31, 1997, included BankAmerica's outstanding preferred stock of $614 million. These preferred shares were nonvoting except in certain limited circumstances. The shares were redeemable at the option of BankAmerica during the redemption period and at the redemption price per share plus accrued and unpaid dividends to the redemption date. During 1997 and 1996, BankAmerica redeemed a portion of its preferred shares for an aggregate of $1,628 million and $381 million, respectively.

     In April 1988, BankAmerica declared a dividend of one preferred share purchase right (a Right) for each outstanding share of BankAmerica's common stock pursuant to the Rights Agreement dated April 11, 1988 between BankAmerica and Manufacturers Hanover Trust Company of California, as rights agent (the Rights Agreement). Each Right entitled the holder, upon the occurrence of certain events, to buy from BankAmerica, until the earlier of April 22, 1998 or the redemption of the Rights, one two-hundredth of a share of Cumulative Participating Preferred Stock, Series E, at an exercise price of $25.00 per Right (subject to adjustment). On April 22, 1998, the Rights Agreement expired in accordance with its terms.

     As of December 31, 1998, the Corporation had issued 1.9 million shares of employee stock ownership plan (ESOP) Convertible Preferred Stock, Series C (ESOP Preferred Stock). The ESOP Preferred Stock has a stated and liquidation value of $42.50 per share, provides for an annual cumulative dividend of $3.30 per share and each share is convertible into 1.68 shares of the Corporation's common stock. ESOP Preferred Stock in the amounts of $11 million, $86 million and $98 million was converted into the Corporation's common stock in 1998, 1997 and 1996, respectively.

     In November 1989, Barnett incorporated ESOP provisions into its existing 401(k) employee benefit plan (Barnett ESOP). The Barnett ESOP acquired $141 million of common stock using the proceeds of a loan from the Corporation. The terms of the loan include equal monthly payments of principal and interest through September 2015. Interest is at 9.75 percent and prepayments of principal are allowed. The loan is generally being repaid from contributions to the plan by the Corporation and dividends on unallocated shares held by the Barnett ESOP. Shares held by the Barnett ESOP are allocated to plan participants as the loan is repaid. As of December 31, 1998, 3.5 million shares of unallocated common stock remained in the Barnett ESOP. During 1998, 1997 and 1996, the Barnett ESOP released and allocated common stock amounting to $6 million, $8 million and $13 million, respectively.

     As consideration in the merger of NationsBank, N.A. (South) and NationsBank, N.A. during 1997, NationsBank, N.A. exchanged approximately $73 million for preferred stock issued by NationsBank, N.A. (South) in the 1996 acquisition of Citizens Federal Bank, a federal savings bank. Such preferred stock consisted of approximately 0.5 million shares of NationsBank, N.A. (South) 8.50% Series H Noncumulative Preferred Stock and approximately 2.4 million shares of NationsBank, N.A. (South) 8.75% Series 1993A Noncumulative Preferred Stock.

     During 1998 and 1997, the Corporation repurchased approximately 29 million and approximately 150 million shares of common stock, respectively, under various stock repurchase programs authorized by the Board of Directors. On September 24, 1998, the Board of Directors of the Corporation approved the purchase of up to 20 million shares of the Corporation's common stock in the open market or through private transactions. During the fourth quarter of 1998 all shares authorized under this resolution were repurchased.

     Other shareholders' equity consisted of restricted stock award plan deferred compensation of $74 million and $23 million, as well as a loan to the ESOP trust of $58 million and $86 million at December 31, 1998 and 1997, respectively.

     The calculation of earnings per common share and diluted earnings per common share is presented below (dollars in millions, except per-share data, shares in thousands):

                                                                        1998          1997          1996
                                                                   ------------- ------------- -------------
Earnings per common share computation
 Net income ......................................................  $    5,165    $    6,542    $    5,813
 Total preferred stock dividends .................................         (25)         (111)         (202)
                                                                    ----------    ----------    ----------
 Income available to common shareholders .........................  $    5,140    $    6,431    $    5,611
                                                                    ----------    ----------    ----------
 Average common shares issued and outstanding ....................   1,732,057     1,733,194     1,638,382
                                                                    ----------    ----------    ----------
 Earnings per common share .......................................  $     2.97    $     3.71    $     3.42
                                                                    ==========    ==========    ==========
Diluted earnings per common share computation
 Income available to common shareholders .........................  $    5,140    $    6,431    $    5,611
 Total preferred stock dividends .................................          25           111           202
 Preferred stock dividends on nonconvertible stock ...............         (19)         (104)         (193)
                                                                    ----------    ----------    ----------
 Effect of assumed conversions ...................................           6             7             9
                                                                    ----------    ----------    ----------
 Income available to common shareholders and assumed
   conversions ...................................................  $    5,146    $    6,438    $    5,620
                                                                    ----------    ----------    ----------
 Average common shares issued and outstanding ....................   1,732,057     1,733,194     1,638,382
 Incremental shares from assumed conversions:
   Convertible preferred stock ...................................       3,290         3,736         6,158
   Stock options .................................................      40,413        45,242        26,086
                                                                    ----------    ----------    ----------
 Dilutive potential common shares ................................      43,703        48,978        32,244
                                                                    ----------    ----------    ----------
 Total dilutive average common shares issued and outstanding .....   1,775,760     1,782,172     1,670,626
                                                                    ----------    ----------    ----------
 Diluted earnings per common share ...............................  $     2.90    $     3.61    $     3.36
                                                                    ==========    ==========    ==========

Note Eleven - Commitments, Contingencies and Off-Balance Sheet Financial Instruments

     In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet.


Credit Extension Commitments

     The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following summarizes outstanding commitments to extend credit on December 31 (dollars in millions):



                                                               1998       1997
                                                            ---------- ----------
Credit card commitments ...................................  $ 67,018   $ 69,297
Other loan commitments ....................................   234,453    226,773
Standby letters of credit and financial guarantees ........    33,311     31,315
Commercial letters of credit ..............................     3,035      3,748

     Commitments to extend credit are legally binding, generally have specified rates and maturities and are for specified purposes. The Corporation manages the credit risk on these commitments by subjecting these commitments to normal credit approval and monitoring processes and protecting against deterioration in the borrowers' ability to pay through adverse-change clauses which require borrowers to maintain various credit and liquidity measures. As of December 31, 1998 and 1997, there were no unfunded commitments to any industry or country greater than 10 percent of total unfunded commitments to lend. Credit card lines are unsecured commitments which are reviewed at least annually by management. Upon evaluation of the customers' creditworthiness, the Corporation has the right to terminate or change the terms of the credit card lines. Of the December 31, 1998 other loan commitments, $107.4 billion is scheduled to expire in less than one year, $105.8 billion in one to five years and $21.3 billion after five years.

     Standby letters of credit (SBLC) and financial guarantees are issued to support the debt obligations of customers. If a SBLC or financial guarantee is drawn upon, the Corporation looks to its customer for payment. SBLCs and financial guarantees are subject to the same approval and collateral policies as other extensions of credit. Of the December 31, 1998 SBLCs and financial guarantees, $20.9 billion is scheduled to expire in less than one year, $10.8 billion in one to five years and $1.6 billion after five years.

     Commercial letters of credit, issued primarily to facilitate customer trade finance activities, are collateralized by the underlying goods being shipped by the customer and are generally short-term.

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

     The following table outlines the notional and fair values of the Corporation's ALM contracts on December 31 (dollars in millions):



                                                       1998                   1997
                                              ---------------------- ----------------------
                                               Notional      Fair     Notional      Fair
                                                Amount      Value      Amount      Value
                                              ---------- ----------- ---------- -----------
  Interest Rate Contracts
   Receive fixed swaps ......................  $60,450    $  1,958    $56,127     $ 877
   Pay fixed swaps ..........................   25,770      (1,006)    25,041      (888)
                                               -------    --------    -------     -----
     Net receive fixed ......................   34,680         952     31,086       (11)
   Basis swaps ..............................    7,736         (10)     2,583        (7)
                                               -------    --------    -------     --------
     Total net swap position ................   42,416         942     33,669       (18)
   Futures and forward rate contracts .......    6,348           2     89,650       (16)
   Option products ..........................   26,836         (46)    24,113       (60)
                                               -------    --------    -------     -------
     Total interest rate contracts (1) ......             $    898                $ (94)
                                                          ========                =======

     (1) Not meaningful to sum notional amounts of different off-balance sheet products.

     In addition to the contracts in the preceding table, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign-denominated liabilities. Foreign exchange contracts, which include spot, forward and futures contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign exchange option contracts are similar to interest rate option contracts except that they are based on currencies rather than interest rates. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate. The Corporation's credit risk exposure for exchange-traded instruments is minimal as these instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements.


     Credit Risk Associated with Derivative Activities

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

     During 1998, there were $40 million in credit losses associated with derivative contracts. On December 31, 1998, there were no nonperforming derivatives positions that were material to the Corporation. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the close out and netting of transactions with the same counterparty upon the occurrence of certain events.

     A portion of the derivative-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is minimal.

     The following table presents the notional or contract amounts on December 31, 1998 and 1997 and the current credit risk amounts (the net replacement cost of contracts in a gain position on December 31, 1998 and 1997) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market for trading purposes. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in the following table do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements.

Derivative - Dealer Positions
(Dollars in Millions)


                                                 December 31, 1998       December 31, 1997
                                              ------------------------ ---------------------
                                                Contract/     Credit    Contract/    Credit
                                                 Notional    Risk (1)    Notional   Risk (1)
                                              ------------- ---------- ----------- ---------
Interest Rate Contracts
 Swaps ......................................  $1,539,862    $ 5,470    $868,708    $ 3,759
 Futures and forwards .......................     808,284        290     470,640        120
 Written options ............................     494,608         --     476,152         --
 Purchased options ..........................     615,492      2,125     449,383      1,078
Foreign Exchange Contracts
 Swaps ......................................      37,357      1,403      31,028      1,577
 Spot, futures and forwards .................     623,977      5,136     628,265      7,214
 Written options ............................      56,287         --      80,438         --
 Purchased options ..........................      53,426        703      75,998        970
Commodity and Other Contracts
 Swaps ......................................       5,685        370       2,713         80
 Futures and forwards .......................       5,292         --       3,147         --
 Written options ............................      22,382         --      14,159         --
 Purchased options ..........................      22,134        989      13,954        403
                                                             -------                -------
   Total before cross product netting .......                 16,486                 15,201
                                                             -------                -------
   Cross product netting ....................                  1,274                    749
                                                             -------                -------
   Net replacement cost .....................                $15,212                $14,452
                                                             =======                =======

(1) Represents the net replacement cost the Corporation could incur should counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. Amounts include accrued interest.


     The table above includes both long and short derivative-dealer positions. The fair value of dealer positions on December 31, 1998 and 1997, as well as their average fair values for 1998 and 1997 are disclosed in Note Four of the consolidated financial statements on page 66.

     The Corporation uses credit derivatives to diversify credit risk and lower its risk portfolio by transferring the exposure of an underlying asset to another counterparty. Credit default swaps are a type of credit derivatives which provide protection against credit losses associated with specific events on an underlying asset. As of December 31, 1998, the Corporation had a notional value of $16.9 billion in credit derivatives, primarily credit default swaps.


When Issued Securities

     When issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. On December 31, 1998, the Corporation had commitments to purchase and sell when issued securities of $1.3 billion and $2.4 billion, respectively. On December 31, 1997, the Corporation had commitments to purchase and sell when issued securities of $8.8 billion and $8.2 billion, respectively.


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

     The Corporation's predecessor, BankAmerica, and certain of its subsidiaries, including Bank of America NT&SA, were named in one such suit by the City of San Francisco and several related public entities, and by the State of California, in an action entitled State of California, etc ex rel Stull v. Bank of America NT&SA, et al. (No. 968-484). The case was instituted on April 1, 1995 in the Superior Court for the City and County of San Francisco. The City of San Francisco and related public entities intervened in the case on May 1, 1997, and the

State of California took over prosecution of the case on May 5, 1997. The chief allegation of this suit is that Bank of America NT&SA and its predecessors retained unclaimed funds related to bonds and coupons that were not presented by bondholders rather than returning them to certain bond issuers or escheating such funds to the State. The suit also alleges False Claims Act exposure for alleged fee overcharges and claims that Bank of America NT&SA and its predecessors improperly invested bond program funds. On November 12, 1998, the plaintiffs and the Corporation and its named subsidiaries settled this suit whereby the Corporation and its named subsidiaries agreed to pay $187.5 million to the plaintiffs. The settlement is subject to court approval.

     The Corporation and certain present and former officers have been named as defendants in approximately 24 uncertified class actions filed in federal court alleging, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw & Co., L. P. until mid-October 1998, in violation of various provisions of the federal securities laws. The uncertified classes consist generally of persons who were entitled to vote on the merger of NationsBank and BankAmerica, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar actions are pending in California state court, alleging violations of the California Corporations Code and involving factual allegations essentially the same as the federal actions. In addition, certain cases filed in California state court have alleged that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and allege a conspiracy on the part of certain executives to gain control over the newly merged entity. At least one such complaint seeks recovery under various state common law theories. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.


Note Twelve - Regulatory Requirements and Restrictions

     The Corporation's banking subsidiaries are required to maintain average reserve balances with the FRB based on a percentage of certain deposits. Average reserve balances held with the FRB to meet these requirements amounted to $288 million and $403 million for 1998 and 1997, respectively.

     The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. The subsidiary national banks can initiate aggregate dividend payments in 1999, without prior regulatory approval, of $2.2 billion plus an additional amount equal to their net profits for 1999, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the Office of the Comptroller of the Currency (OCC) is the bank's net profits for that year combined with its net retained profits, as defined, for the preceding two years.

     One of the Corporation's subsidiaries, Bank of America, FSB, is subject to regulatory restrictions by the Office of Thrift Supervision (OTS) on its payment of dividends. Under these restrictions, Bank of America, FSB, can initiate dividend payments in 1999 without prior regulatory approval of $675 million.

     Regulations also restrict banking subsidiaries in lending funds to affiliates. On December 31, 1998, the total amount which could be loaned to the Corporation by its banking subsidiaries was approximately $5.6 billion. On December 31, 1998, no loans to the Corporation from its banking subsidiaries were outstanding.

     The FRB, the OCC, the Federal Deposit Insurance Corporation and the OTS (collectively, the Agencies) have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation's financial statements. As of December 31, 1998 and 1997, the Corporation and each of its banking subsidiaries were well capitalized under this regulatory framework. There have been no conditions or events since December 31, 1998 that management believes have changed either the Corporation's or its banking subsidiaries' capital classifications.

     The regulatory capital guidelines measure capital in relation to the credit risk of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At December 31, 1998, the Corporation had no subordinated debt that qualified as Tier 3 capital.

     In accordance with the FRB's amendment to its capital adequacy guidelines effective for periods beginning after December 31, 1997, the Corporation is now required to include its broker/dealer subsidiaries, NationsBanc Montgomery Securities and Robertson Stephens, when calculating regulatory capital ratios. Previously, the Corporation had been required to exclude the equity, assets and off-balance sheet exposures of its broker/dealer subsidiary.

     To meet minimum adequately capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A well-capitalized institution must maintain a Tier 1 Capital ratio of six percent and a Total Capital ratio of ten percent. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average total assets, after certain adjustments. The leverage ratio guidelines establish a minimum of 100 to 200 basis points above three percent. Banking organizations must maintain a leverage capital ratio of at least five percent to be classified as well capitalized.

     On September 12, 1996, the Agencies amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Corporation and any of its banking subsidiaries with significant trading activity, as defined in the amendment, must incorporate a measure for market risk in their regulatory capital calculations effective for reporting periods after January 1, 1998. The revised guidelines have not had a material impact on the Corporation or its subsidiaries' regulatory capital ratios or their well-capitalized status.

     The following table presents the actual capital ratios and amounts and minimum required capital amounts for the Corporation, NationsBank, N.A. and Bank of America NT&SA on December 31:



                                                 1998                                1997
                                  ----------------------------------- -----------------------------------
                                         Actual                              Actual
                                  ---------------------    Minimum    ---------------------    Minimum
                                     Ratio     Amount    Required (1)    Ratio     Amount    Required (1)
                                  ---------- ---------- ------------- ---------- ---------- -------------
(Dollars in Millions)
Tier 1 Capital
BankAmerica Corporation .........     7.06%   $36,849      $20,866        6.50%   $13,593      $ 8,371
NationsBank, N.A. ...............     7.72     19,317       10,007        7.58     10,537        5,557
Bank of America NT&SA ...........     7.03     15,511        8,832        7.49     15,660        8,361
Total Capital
BankAmerica Corporation .........    10.94     57,055       41,733       10.89     22,787       16,742
NationsBank, N.A. ...............    10.27     25,691       20,014       10.98     15,256       11,113
Bank of America NT&SA ...........    10.80     23,837       17,664       11.28     23,576       16,722
Leverage Capital
BankAmerica Corporation .........     6.22     36,849       17,773        5.57     13,593        7,321
NationsBank, N.A. ...............     6.55     19,317        8,854        5.68     10,537        5,568
Bank of America NT&SA ...........     6.15     15,511        7,568        6.93     15,660        6,779

(1) Dollar amount required to meet the Agencies guidelines for adequately capitalized institutions.

     During 1998, several subsidiaries including NationsBank of Texas, N.A., NationsBank of Tennessee, N.A. and Barnett Banks, N.A., as well as various other subsidiaries were merged with and into NationsBank, N.A. During 1997, several subsidiaries including NationsBank, N.A. (South) and various subsidiaries acquired in the purchase of Boatmen's were merged with and into NationsBank, N.A.

     The Corporation's and NationsBank, N.A.'s ratios and amounts for 1997 have not been restated to reflect the impact of mergers. BankAmerica, Barnett and their significant banking subsidiaries were considered "well capitalized" on December 31, 1997 under the regulatory framework.


Note Thirteen - Employee Benefit Plans

Pension and Postretirement Plans

     The Corporation sponsors noncontributory trusteed pension plans that cover substantially all officers and employees. The plans provide defined benefits based on an employee's compensation, age and years of service. It is the policy of the Corporation to fund not less than the minimum funding amount required by ERISA. Individually, BankAmerica, Barnett Banks and NationsBank each sponsored defined benefit pension plans prior to each of the respective mergers of these banks. The BankAmerica plan was a cash balance design plan, providing participants with an age, service and wage based crediting rate applied at each pay period and a defined earnings rate on all participant account balances in the plan. The NationsBank plan was amended to a cash balance plan effective July 1, 1998 and provides a similar crediting rate for all participants. The NationsBank plan allows participants to select from various earnings measures, which are based on the returns of certain funds managed by subsidiaries of the Corporation. The participant selected earnings measures determine the earnings rate on the individual participant account balances in the plan. In addition, a one time opportunity to transfer certain assets from the company's savings plan to the cash balance plan was extended to NationsBank plan participants. Assets with an approximate fair value of $1,423 million were transferred by plan participants. The Barnett plan will be amended to merge into the NationsBank plan in 1999, providing the cash balance plan design feature to those participants. The opportunity to transfer certain savings plan assets to the cash balance plan will be extended to Barnett participants in 1999. The BankAmerica and NationsBank plans were merged effective December 31, 1998. However, the participants in each plan will retain the cash balance plan design followed by their predecessor plans until the plan is amended in 2000.

     In addition to retirement pension benefits, substantially all employees may become eligible for postretirement health care and life insurance benefits.

     The following tables summarize the balances and changes in fair value of plan assets and benefit obligations as of and for the years ended December 31, 1998 and 1997:



                                                                                               Postretirement
                                                                       Pension Plan          Health & Life Plan
                                                                  ----------------------- -------------------------
                                                                      1998        1997        1998         1997
                                                                  ------------ ---------- ------------ ------------
(Dollars in Millions)
Change in Fair Value of Plan Assets (Primarily Listed Stocks,
Fixed Income and Real Estate)
Fair value on January 1 .........................................    $5,725      $4,927      $ 164        $ 137
Actual return on plan assets ....................................       890         770         24           23
Company contributions ...........................................        --          --         65           68
Plan participant contributions ..................................        --          --         28           17
Acquisition/transfer ............................................     1,429         364         --           --
Benefits paid ...................................................      (384)       (336)       (94)         (81)
                                                                     ------      ------      -----        -----
   Fair value on December 31 ....................................    $7,660      $5,725      $ 187        $ 164
                                                                     ======      ======      =====        =====
(Dollars in Millions)
Change in Benefit Obligation
Benefit obligation on January 1 .................................    $4,692      $4,092      $ 930        $ 800
Service cost ....................................................       144         122         10            9
Interest cost ...................................................       371         320         61           62
Plan participant contributions ..................................        --          --         28           17
Plan amendments .................................................        95        (125)        16           17
Actuarial loss (gain) ...........................................       (66)        354        (67)          48
Acquisition/transfer ............................................     1,539         265         --           58
Effect of curtailments ..........................................       (14)         --         (2)         --
Benefits paid ...................................................      (384)       (336)       (94)         (81)
                                                                     ------      ------      -------      -----
   Benefit obligation on December 31 ............................    $6,377      $4,692      $ 882        $ 930
                                                                     ======      ======      =======      =====
(Dollars in Millions)
Funded Status
Overfunded (unfunded) status on December 31 .....................    $1,283      $1,033      $(695)       $(766)
Unrecognized net actuarial loss (gain) ..........................      (132)        303        (96)         (29)
Unrecognized prior service cost (benefit) .......................       108        (101)        13           (3)
Unrecognized transition obligation (asset) ......................        (9)        (12)       473          507
                                                                     --------    ------      -------      -------
   Prepaid (accrued) benefit cost ...............................    $1,250      $1,223      $(305)       $(291)
                                                                     =======     ======      =======      =======

     The following are the weighted average discount rate, expected return on plan assets and rate of increase in future compensation assumptions used in determining the actuarial present value of the benefit obligation.



                                                       Pension Plan          Retiree Health & Life Plan
                                                --------------------------- -----------------------------
                                                   1998          1997          1998           1997
                                                ---------- ---------------- ---------- ------------------
Weighted Average Assumptions on December 31
Discount rate .................................  7.00%      6.50 to 7.50%    7.00%      6.50 to 7.50%
Expected return on plan assets ................ 10.00%     8.25 to 10.00%   10.00%     8.25 to 10.00%
Rate of compensation increase .................  4.00%      4.00 to 6.50%    4.00%              4.00%

Net periodic pension benefit cost (income) for the years ended December 31, included the following components:



                                                                 1998        1997        1996
(Dollars in Millions)                                        ----------- ----------- -----------
Components of Net Periodic Pension Benefit Cost (Income)
 Service cost ..............................................   $ 144       $ 122       $ 119
 Interest cost .............................................     371         320         278
 Expected return on plan assets ............................    (552)       (434)       (372)
 Amortization of transition asset ..........................      (3)         (3)         (3)
 Amortization of prior service cost ........................      (2)        (10)         (2)
 Recognized net actuarial loss .............................      16          16          25
 Recognized gain due to settlements and curtailments .......      (2)         --          --
                                                               --------    -------     -------
   Net periodic pension benefit cost (income) ..............   $ (28)      $  11       $  45
                                                               =======     =======     =======

     In addition to the trusteed pension plan, the Corporation sponsors a number of unfunded executive pension plans. The total benefit obligation for these plans as of December 31, 1998 and 1997 was $386 million and $342 million respectively. The net periodic pension expense for these plans in 1998 and 1997 totaled $49 million and $46 million, respectively.

     For the years ended December 31, net periodic postretirement benefit expense included the following components:



                                                                 1998       1997       1996
(Dollars in Millions)                                        ----------- ---------- ----------
Components of Net Periodic Postretirement Benefit Cost
  Service cost .............................................    $ 10       $  9       $ 10
  Interest cost ............................................      61         62         57
  Expected return on plan assets ...........................     (14)       (12)       (13)
  Amortization of transition obligation ....................      34         34         34
  Amortization of prior service cost .......................      (1)        (2)        (2)
  Recognized net actuarial loss (gain) .....................     (10)        (4)         2
  Recognized gain due to settlements and curtailments ......      (2)        --         --
                                                                -------    ------     ------
   Net periodic postretirement benefit cost ................    $ 78       $ 87       $ 88
                                                                ======     ======     ======

     Net periodic postretirement health and life expense was determined using the "projected unit credit" actuarial method. Gains and losses for all benefits except postretirement health care are recognized in accordance with the minimum amortization provisions of the applicable accounting standards. For the postretirement health care plans, 50 percent of the unrecognized gain or loss at the beginning of the fiscal year (or at subsequent remeasurement) is recognized on a level basis during the year.

     Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the health care plan. The assumed health care cost trend rates for the next year used to measure the expected cost of benefits covered for the postretirement health and life plans was 6 percent for pre-65 benefits and 4.5 percent for post 65 benefits. A one percentage point increase in assumed health care cost trend rates would have increased the service and interest costs and the benefit obligation by $6 million and $57 million, respectively. A one-percentage point decrease in assumed health care cost trends would have lowered the service and interest costs and the benefit obligation by $5 million and $49 million, respectively.


Defined Contribution Plans

     The Corporation maintains several defined contribution savings and profit sharing plans, two of which feature leveraged ESOP provisions. See Note Ten of the consolidated financial statements on page 73 for additional information on the two ESOP provisions.


ESOP Plans

     The Corporation contributed approximately $47 million, $45 million and $39 million for 1998, 1997 and 1996, respectively, in cash which was utilized primarily to purchase the Corporation's common stock under the terms of these plans. The Corporation also contributed approximately $16 million, $23 million and $25 million in common stock for 1998, 1997 and 1996, respectively, under the terms of the Barnett ESOP. On December 31, 1998, an aggregate of 22,997,096 shares of the Corporation's common stock and 1,937,730 shares of ESOP preferred stock were held by the Corporation's various savings and profit sharing plans.

     During 1998, the Corporation offered the plan participants a one-time opportunity to transfer certain assets from the savings and profit sharing plan to the cash balance retirement plan. Assets with an approximate fair value of $1,423 million were transferred.

     Under the terms of the ESOP Preferred Stock provision, payments to the plan for dividends on the ESOP Preferred Stock were $6 million, $7 million and $7 million for 1998, 1997 and 1996, respectively. Interest incurred to service the debt of the ESOP Preferred Stock amounted to $1 million, $2 million and $3 million for 1998, 1997 and 1996, respectively.

     The Corporation and the Barnett ESOP were combined effective January 1,
1999.


BankAmerica Plans

     The Corporation maintains certain nonqualified defined contribution retirement plans for certain employees of the former BankAmerica Corporation. In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.

     Aggregate contributions for all former BankAmerica related defined contribution plans were $175 million, $169 million and $175 million in 1998, 1997 and 1996, respectively. Certain employer and employee contributions to the plans are used to purchase the Corporation's common stock at prices that approximate market values. Contributions, including dividends, to the plans were used to purchase 697,741 shares for $44 million in 1998, 598,958 shares for $34 million in 1997 and 861,254 shares for $30 million in 1996. Sales by the plans of the Corporation's common stock were 571,058 for $46 million in 1998, 528,829 shares for $32 million in 1997 and 657,625 shares for $26 million in 1996. The plans held 33,186,515 shares, 34,252,005 shares and 35,460,291 shares of the Corporation's common stock at December 31, 1998, 1997 and 1996, respectively.


Stock Option and Award Plans

     At December 31, 1998, the Corporation had certain stock-based compensation plans (the Plans) which are described below. The Corporation applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock option and award plans and has elected to provide SFAS 123 disclosures as if the Corporation had adopted the fair-value based method of measuring outstanding employee stock options in 1998, 1997 and 1996 as indicated below:



                                                            As Reported                          Pro Forma
                                                ----------------------------------- -----------------------------------
                                                    1998        1997        1996        1998        1997        1996
(Dollars in Millions, Except Per-Share Data)    ----------- ----------- ----------- ----------- ----------- -----------
Net income ....................................   $ 5,165     $ 6,542     $ 5,813     $ 4,838     $ 6,254     $ 5,688
Net income available to common shareholders ...     5,140       6,431       5,611       4,819       6,143       5,487
Earnings per share ............................      2.97        3.71        3.42        2.78        3.54        3.35
Diluted earnings per share ....................      2.90        3.61        3.36        2.71        3.46        3.29

     In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted average grant-date fair values of the options granted during 1998, 1997 and 1996 were based on the following assumptions:

                                                  Risk-Free                         Dividend
                                                Interest Rates                       Yield
                                       -------------------------------- --------------------------------
                                          1998       1997       1996       1998       1997       1996
                                       ---------- ---------- ---------- ---------- ---------- ----------
  1996 Associates Stock Option
  Award Plan .........................  N/A           6.31%  6.44%       N/A           3.50%  3.55%
  Long-Term Incentive Plan ...........  N/A           6.33   5.37        N/A           3.50   3.29
  Key Employee Stock Option Plan ..... 5.64%          6.29   5.52       3.50%          3.50   3.55
  BankAmerica Management Stock
   Plan .............................. 5.48           6.23   5.95       2.62           2.96   3.23
  BankAmerica PEP Plan ...............  N/A           6.23    N/A        N/A           2.96    N/A
  BankAmerica Take Ownership!
   Plan .............................. 5.58           6.23   5.95       1.83           2.96   3.23
  Barnett 1997 Associates Stock
   Option Award Plan .................  N/A           5.60    N/A        N/A           3.50    N/A



                                             Expected
                                          Lives (Years)                Volatility
                                       -------------------- ---------------------------------
                                        1998   1997   1996      1998       1997       1996
                                       ------ ------ ------ ----------- ---------- ----------
  1996 Associates Stock Option
  Award Plan .........................   N/A    3      4      N/A           21.4%  20.8%
  Long-Term Incentive Plan ...........   N/A    6      5      N/A           34.3   36.3
  Key Employee Stock Option Plan .....     7    7      7    22.94%          27.8   24.6
  BankAmerica Management Stock
   Plan ..............................     4    4      5    28.40           24.5    N/A
  BankAmerica PEP Plan ...............   N/A    7    N/A      N/A           24.5    N/A
  BankAmerica Take Ownership!
   Plan ..............................     1    3      3    28.80           24.5   20.8
  Barnett 1997 Associates Stock
   Option Award Plan .................   N/A    1    N/A      N/A           24.7    N/A

     Compensation expense under the fair-value based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS 123 in 1998, 1997 and 1996 may not be indicative of future amounts.


1996 Associates Stock Option Award Plan:

     Under the 1996 Associates Stock Option Award Plan (ASOP), as amended, the Corporation has granted to certain full- and part-time employees options to purchase an aggregate of approximately 47 million shares of the Corporation's common stock. All options granted under the ASOP are vested and expire on June 29, 2001. No further awards may be granted under this plan.


Key Employee Stock Plan:

     The Key Employee Stock Plan (KEYSOP), as amended and restated, provides for different types of awards including stock options, restricted stock and performance shares. Under the KEYSOP, ten-year options to purchase approximately 27.2 million shares of common stock have been granted through December 31, 1998 to certain employees at the closing market price on the respective grant dates. Options granted under the KEYSOP generally vest in three or four equal annual installments. Additionally, 2.2 million shares of restricted stock were granted during 1998. These shares generally vest in two or three equal annual installments beginning one year from the grant date.

     On January 4, 1999, ten-year options to purchase approximately 8.5 million shares of common stock at $60.50 per share were granted to certain employees. On February 1, 1999, ten-year options to purchase approximately 2 million shares of common stock at $65.25 per share were granted to certain employees. For both grants, options vest in three equal annual installments beginning one year from the grant date. Additionally, on January 4, 1999, approximately 5.6 million shares of restricted stock were granted to certain former BankAmerica executives in connection with their employment with the Corporation and approximately 3.9 million shares of restricted stock were granted to certain former NationsBank executives. These shares of restricted stock generally vest in two or three equal annual installments beginning one year from the grant date.


Take Ownership!:

     On September 23, 1998, the Board of Directors of the Corporation approved the Take Ownership! The BankAmerica Global Associate Stock Option Program (Take Ownership!) which covers all employees below a specified executive grade level. Under the plan, eligible employees will be eligible to receive an award of a predetermined number of stock options entitling them to purchase shares of the Corporation's common stock at the fair market value on the grant date. Options will be granted on the first business day of 1999, 2000 and 2001 and will vest 25% on the first anniversary date of grant, 25% on the second anniversary date of grant and 50% on the third anniversary date of grant. These options have a term of five years after the grant date. On January 4, 1999, options to purchase approximately 53.1 million shares of common stock at $60.50 per share were granted under the plan.


BankAmerica Stock Plans:

     In connection with the Merger, outstanding BankAmerica stock options were converted into options to purchase the Corporation's common stock based on the exchange ratio. BankAmerica offered stock awards under three plans: 1992 Management Stock Plan (the management stock plan), Performance Equity Program (PEP) and Take Ownership!.

     BankAmerica offered stock awards to certain key employees through options or restricted stock under the management stock plan. Options awarded under the management stock plan generally vest in three equal annual installments beginning one year from the grant date and have a term of ten years after the date of grant. On August 3, 1998, ten-year options to purchase approximately
5.6 million shares of common stock at $79.31 per share were granted to certain employees. Additionally, on August 3, 1998, BankAmerica granted approximately
1.5 million shares of restricted stock to certain employees. These shares of restricted stock generally vest in four equal annual installments beginning the second year from the grant date.

     Options awarded before August 5, 1991 to principal officers of BankAmerica are subject to certain restrictions and also constitute stock appreciation rights (SARs) equal to the number of shares covered by the options. These SARs are exercisable for the difference between the option price and the current market price of the stock at the time of exercise. The difference can be received in cash or in shares. SARs, which are included in options for purposes of this disclosure, are exercisable under the same terms as the related stock options.

     Effective May 22, 1997, BankAmerica adopted PEP under which BankAmerica offers shares of the Corporation's common stock to certain key employees. Two types of awards can be made under PEP: market price options and premium price options. The market price options vest in three equal annual installments beginning one year from the grant date and generally have a term of ten years after the date the options are granted. The premium price options generally vest and become exercisable not earlier than three years and not later than ten years after the date the options are granted. Furthermore, the premium price options only become exercisable when the Corporation's common stock price increases significantly to specified threshold levels within given time frames. Limited SARs may be awarded in conjunction with premium price options and become exercisable upon a change in control. In connection with the BankAmerica Merger, all options and SARs issued under PEP to persons who were employees as of the Merger date vested.

     Effective October 1, 1996, BankAmerica adopted The BankAmerica Global Stock Option Program which covered substantially all of its employees. Options awarded under this plan vest in three equal annual installments beginning one year from the grant date and have a term of five years after the date of grant. On May 19, 1998 options to purchase approximately 12.0 million shares of common stock at $73.29 per share were granted under this plan.

     On September 30, 1998, as a result of the Merger, substantially all of BankAmerica's stock options and restricted stock granted prior to March 27, 1998 vested. Options and restricted stock granted subsequent to March 27, 1998 retain their original vesting terms. No further awards may be granted under the BankAmerica stock plans.


Other Plans:

     In connection with the Barnett merger on January 9, 1998, outstanding Barnett stock options were converted into options to purchase the Corporation's common stock based on the exchange ratio. Barnett has long-term incentive plans that provide stock based awards, including stock options and time-based and performance- based restricted stock to certain officers. All options are granted at current market value for a term of ten years and, subject to limited exceptions, are not exercisable before the third anniversary of the date of grant. Time-based awards provide that restrictions lapse beginning on the third anniversary of the date of the grant. Performance-based awards require that specific performance criteria be met in order for restrictions to lapse. On December 19, 1997, as a result of the shareholder approval of the Barnett merger, all outstanding stock options and restricted stock vested in accordance with change-in-control provisions.

     Additional stock options assumed in connection with various acquisitions remain outstanding and are included in the tables below. No further awards may be granted under these plans.

     The following tables present the status of all plans on December 31, 1998, 1997 and 1996, and changes during the years then ended:



                                            1998                        1997                        1996
                                 --------------------------- --------------------------- --------------------------
                                                  Weighted-                   Weighted-                   Weighted-
                                                   Average                     Average                     Average
                                                   Exercise                    Exercise                   Exercise
                                                   (Option)                    (Option)                   (Option)
Employee Stock Options                Shares        Price         Shares        Price         Shares        Price
-------------------------------- --------------- ----------- --------------- ----------- --------------- ----------
Outstanding on January 1 .......  136,409,218     $  44.08   106,432,319      $  30.79     64,125,702     $  21.84
Shares due to acquisitions .....           --           --     6,688,329         21.99      1,098,580        17.26
Granted ........................   25,744,102        72.10    76,963,367         58.42     62,227,398        39.92
Exercised ......................  (28,295,737)       33.62   (44,990,054)        33.34    (15,643,484)       17.12
Forfeited ......................   (7,392,082)       63.04    (8,684,743)        45.23     (5,375,877)       36.83
                                 ------------                --------------              --------------
Outstanding on December 31 .....  126,465,501        51.01   136,409,218         44.18    106,432,319        32.30
                                 ============                ===========                 ============
Options exercisable on
 December 31 ...................   99,530,313        46.02    63,927,295         30.90     31,983,859        19.14
                                 ============                ===========                 ============
Weighted-average fair value of
 options granted during the
 year ..........................                  $  15.52                    $   9.35                    $   7.41
                                                  ========                    ========                    ========


                                            1998                        1997                      1996
                                 --------------------------- -------------------------- -------------------------
                                                  Weighted-                  Weighted-                  Weighted-
                                                   Average                    Average                    Average
Restricted Stock Awards                             Grant                      Grant                      Grant
(include KEYSOP)                      Shares        Price        Shares        Price        Shares        Price
-------------------------------- --------------- ----------- -------------- ----------- -------------- ----------
 Outstanding unvested grants
  on January 1 .................     5,180,012    $  38.94    6,459,158      $  24.68    8,087,399      $  21.45
 Granted .......................     3,852,739       65.79    2,120,681         57.76    1,302,525         36.55
 Vested ........................    (4,896,614)      41.07   (3,112,871)        22.76   (2,570,226)        20.84
 Canceled ......................      (354,983)      56.94     (286,956)        32.43     (360,540)        22.51
                                    ----------               -------------                              --------
 Outstanding unvested grants
  on December 31 ...............     3,781,154    $  61.85    5,180,012      $  38.94    6,459,158      $  24.68
                                    ==========    ========   ==========      ========   ==========      ========

     The following table summarizes information about stock options outstanding on December 31, 1998:



                                   Options Outstanding                          Options Exercisable
                  ------------------------------------------------------ ----------------------------------
                       Number       Weighted-Average                          Number
     Range of        Outstanding        Remaining      Weighted-Average     Exercisable    Weighted-Average
Exercise Prices    at December 31   Contractual Life    Exercise Price    at December 31    Exercise Price
----------------- ---------------- ------------------ ------------------ ---------------- -----------------
 $0.00 - $30.00       26,148,328       4.9 years           $  21.35         26,144,828        $  21.35
$30.01 - $46.50       29,064,517       4.6 years              39.43         27,929,365           39.62
$46.51 - $65.50       44,844,862       5.7 years              59.38         36,907,316           59.24
$65.51 - $99.00       26,407,794       7.1 years              78.87          8,548,804           85.25
                      ----------                           --------         ----------        --------
  Total              126,465,501       5.6 years           $  51.01         99,530,313        $  46.02
                     ===========                           ========         ==========        ========

Note Fourteen - Income Taxes

     The components of income tax expense for the years ended December 31 were as follows:



                                          1998         1997        1996
(Dollars in Millions)                 ------------ ------------ ---------
Current portion - expense
  Federal ...........................    $2,464       $2,267     $2,015
  State .............................       177          239        239
  Foreign ...........................       342          537        279
                                         ------       ------     ------
                                          2,983        3,043      2,533
                                         ------       ------     ------
Deferred portion - (benefit) expense
  Federal ...........................      (133)         840        834
  State .............................        40          132        127
  Foreign ...........................        (7)          (1)         4
                                         ------       ------     ------
                                           (100)         971        965
                                         ------       ------     ------
   Total income tax expense .........    $2,883       $4,014     $3,498
                                         ======       ======     ======

     The preceding table does not reflect the tax effects of unrealized gains and losses on securities available for sale and marketable securities that are included in shareholders' equity and certain tax benefits associated with the Corporation's employee stock plans. As a result of these tax effects, shareholders' equity increased by $400 million, $161 million and $273 million in 1998, 1997 and 1996, respectively. The Corporation's current income tax expense approximates the amounts payable for those years. Deferred income tax expense represents the change in the deferred tax asset or liability and is discussed further below.

     A reconciliation of the expected federal income tax expense using the federal statutory rate of 35 percent to the actual income tax expense for each of the years ended December 31 was as follows:



                                                         1998       1997       1996
(Dollars in Millions)                                 ---------- ---------- ----------
Expected federal tax expense ........................ $ 2,817    $ 3,695    $ 3,259
Increase (decrease) in taxes resulting from
  Tax-exempt income .................................     (81)       (83)       (68)
  State tax expense, net of federal benefit .........     155        287        282
  Goodwill amortization .............................     238        228         97
  Reorganization of certain subsidiaries ............    (323)        --         --
  Other .............................................      77       (113)       (72)
                                                      -------    -------    -------
   Total income tax expense ......................... $ 2,883    $ 4,014    $ 3,498
                                                      =======    =======    =======

Significant components of the Corporation's deferred tax (liabilities) assets on December 31 were as follows:



                                                              1998         1997
(Dollars in Millions)                                     ------------ ------------
 Deferred tax liabilities
  Securities available for sale .........................   $   (227)    $   (314)
  Equipment lease financing .............................     (4,565)      (3,633)
  Depreciation ..........................................       (340)        (379)
  Intangibles ...........................................       (628)        (741)
  Employee retirement benefits ..........................       (437)        (189)
  Loan fees and expenses ................................       (111)          --
  Deferred gains and losses .............................       (217)        (167)
  Securities valuation ..................................         --         (292)
  Other .................................................       (584)        (646)
                                                            --------     --------
   Gross deferred tax liabilities .......................     (7,109)      (6,361)
                                                            --------     --------
 Deferred tax assets
  Employee benefits .....................................        578          242
  Net operating loss carryforwards ......................        159          140
  Allowance for credit losses ...........................      2,916        2,671
  Foreclosed properties .................................         70           30
  Loan fees and expenses ................................         --           12
  General business credit carryforwards .................         19           20
  Accrued expenses ......................................        729          286
  Other .................................................        529          620
                                                            --------     --------
   Gross deferred tax assets ............................      5,000        4,021
   Valuation allowance ..................................       (134)         (87)
                                                            --------     --------
   Gross deferred tax assets, net of valuation allowance       4,866        3,934
                                                            --------     --------
     Net deferred tax liabilities .......................   $ (2,243)    $ (2,427)
                                                            ========     ========

     The Corporation's deferred tax assets on December 31, 1998 included a valuation allowance of $134 million primarily representing net operating loss carryforwards for which it is more likely than not that realization will not occur. The net change in the valuation allowance for deferred tax assets was an increase in net operating loss carryovers of foreign subsidiaries where realization is not expected to occur. In the future, the recognition of deferred tax assets subject to the valuation allowance may result in a reduction to goodwill of up to $16 million.

     At December 31, 1998, federal income taxes had not been provided on $380 million of undistributed earnings of foreign subsidiaries earned prior to 1987 and during 1998 that have been reinvested for an indefinite period of time. If the undistributed earnings were distributed, credits for foreign taxes paid on such earnings and for the related foreign withholding taxes payable upon remittance would be available to offset $90 million of the $170 million resulting tax expense.


Note Fifteen - Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Since no quoted market prices exist for a significant part of the Corporation's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the estimated amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below.

     In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the combined Corporation.

     The provisions of SFAS 107 do not require the disclosure of nonfinancial instruments, including intangible assets such as goodwill, franchise, credit card and trust relationships and MSR. In addition, the disclosure of fair value amounts does not include lease financing and factored accounts receivable.


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


Financial Instruments Traded in the Secondary Market

     Securities held for investment, securities available for sale, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices. The fair value of securities and trading account instruments is reported in Notes Three and Four of the consolidated financial statements on pages 64 and 66.


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

     The fair values of domestic commercial loans that do not reprice or mature within relatively short time frames were estimated using discounted cash flow models. The discount rates were based on current market interest rates for similar types of loans, remaining maturities and credit ratings. For domestic commercial loans that reprice within relatively short time frames, the carrying values were assumed to approximate their fair values. Substantially all of the foreign loans reprice within relatively short time frames. Accordingly, for the majority of foreign loans, the carrying values were assumed to approximate their fair values. For purposes of these fair value estimates, the fair values of nonaccrual loans were computed by deducting an estimated market discount from their carrying values to reflect the uncertainty of future cash flows. The fair values of commitments to extend credit were not significant at either December 31, 1998 or 1997.


Deposits

     The fair value for deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the Corporation's long-term relationships with depositors.

     The book and fair values of financial instruments for which book and fair value differed on December 31 were:



                                                                        1998                    1997
                                                               ----------------------- -----------------------
                                                                   Book        Fair        Book        Fair
                                                                  Value       Value       Value       Value
(Dollars in Millions)                                          ----------- ----------- ----------- -----------
Financial assets
  Loans ......................................................  $337,303    $342,936    $328,314    $331,366
Financial liabilities
  Deposits ...................................................   357,260     357,915     346,297     346,001
  Trust preferred securities .................................     4,954       5,244       4,578       4,783
  Long-term debt (excluding obligations under capital leases).    45,767      47,135      42,754      43,419

     For all other financial instruments, book value approximates fair value.

Off-Balance Sheet Financial Instruments

     See Note Four of the consolidated financial statements on page 66 for information on the Corporation's average fair values of derivative-dealer assets and liabilities.

     The fair value of the Corporation's ALM contracts is presented in the Derivatives section of Note Eleven of the consolidated financial statements on page 74 and the MSR section of Note One of the consolidated financial statements on page 56.


Note Sixteen - Business Segment Information

     On January 1, 1998, the Corporation adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Certain noncash disclosure requirements, such as equity in the net income of investments accounted for by the equity method and stock-based compensation expense, were not presented due to their immateriality.

     Management reports the results of operations of the Corporation through four business segments: Consumer Banking, which provides comprehensive retail banking services to individuals and small businesses through multiple delivery channels; Commercial Banking, which provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million; Global Corporate and Investment Banking, which provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, capital markets and financial advisory services to domestic and international corporations, financial institutions and government entities; and Principal Investing and Wealth Management, which includes direct equity investments in businesses and investments in general partnership funds and the Private Bank which provides asset management, banking and trust services for high net worth clients both in the U.S. and internationally.

     The following table includes revenues, net income and total assets for the years ended December 31, 1998, 1997 and 1996 and as of December 31, 1998 and 1997 for each business segment (dollars in millions):


Business Segments


                                           Total Corporation                 Consumer Banking (2)
                                  ----------------------------------- -----------------------------------
                                      1998        1997        1996        1998        1997        1996
                                  ----------- ----------- ----------- ----------- ----------- -----------
Net interest income (1) .........  $  18,461   $  18,589   $ 17,082    $  12,043   $  12,445   $ 11,564
Noninterest income ..............     12,189      11,756      9,604        6,656       6,270      4,995
                                   ---------   ---------   --------    ---------   ---------   --------
 Total revenue ..................     30,650      30,345     26,686       18,699      18,715     16,559
Provision for credit
 losses .........................      2,920       1,904      1,645        1,252       1,558      1,605
Gains on sales of
 securities .....................      1,017         271        147           10          36         28
Amortization of
 intangibles ....................        902         855        544          607         612        393
Depreciation expense ............      1,096       1,107        989          670         676        652
Merger-related charges,
 net ............................      1,795         374        398           --          --        122
Other noninterest
 expense ........................     16,743      15,663     13,818        9,856      10,116      8,997
                                   ---------   ---------   --------    ---------   ---------   --------
 Income before income
   taxes ........................      8,211      10,713      9,439        6,324       5,789      4,818
Income tax expense ..............      3,046       4,171      3,626        2,325       2,266      1,900
                                   ---------   ---------   --------    ---------   ---------   --------
 Net income .....................  $   5,165   $   6,542   $  5,813    $   3,999   $   3,523   $  2,918
                                   =========   =========   ========    =========   =========   ========
Period-end total assets .........  $ 617,679   $ 570,983               $ 269,458   $ 285,686
                                   =========   =========               =========   =========



                                       Commercial Banking (2)
                                  --------------------------------
                                     1998       1997       1996
                                  ---------- ---------- ----------
Net interest income (1) .........  $  2,006    $ 2,048   $ 1,792
Noninterest income ..............       699        568       480
                                   --------   --------   -------
 Total revenue ..................     2,705      2,616     2,272
Provision for credit
 losses .........................        76         (3)       48
Gains on sales of
 securities .....................         4         --         3
Amortization of
 intangibles ....................        99        100        47
Depreciation expense ............        70         75        54
Merger-related charges,
 net ............................        --         --         7
Other noninterest
 expense ........................     1,150      1,025       944
                                   --------  ---------   -------
 Income before income
   taxes ........................     1,314      1,419     1,175
Income tax expense ..............       439        558       446
                                   --------  ---------   -------
 Net income .....................  $    875    $   861   $   729
                                   ========  =========   =======
Period-end total assets .........  $ 67,366  $ 65,243
                                   ========  =========


                                       Global Corporate and           Principal Investing and
                                      Investment Banking (2)           Wealth Management (2)
                                  ------------------------------- --------------------------------
                                     1998       1997       1996      1998       1997       1996
                                  ---------- ---------- --------- ---------- ---------- ----------
Net interest income (1) ......... $  3,716   $  3,425     $3,137  $   451    $   418     $    325
Noninterest income ..............    2,849      3,083      2,455    1,928      1,935        1,728
                                  --------   --------    -------  -------    -------     --------
  Total revenue .................    6,565      6,508      5,592    2,379      2,353        2,053
Provision for credit
  losses ........................    1,566        342        (24)      26          7           16
Gains (losses) on sales
  of securities .................       (5)        10         --       --          6           --
Amortization of
  intangibles ...................      169        119         75       27         24           29
Depreciation expense ............      291        303        208       65         53           75
Merger-related charges,
  net ...........................       --         --        147       --         --            4
Other noninterest
  expense .......................    4,219      3,145      2,779    1,500      1,367        1,103
                                  --------   --------   --------  -------    -------     --------
  Income before income
   taxes ........................      315      2,609      2,407      761        908          826
Income tax expense
  (benefit) .....................       71        977        870      264        348          306
                                  --------   --------   --------  -------    -------     --------
  Net income .................... $    244   $  1,632   $ 1,537   $   497    $   560     $    520
                                  ========   ========   ========  =======    =======     ========
Period-end total assets ......... $248,264   $204,862             $22,246    $18,320
                                  ========   ========             =======    =======



                                            Corporate Other
                                  -----------------------------------
                                     1998        1997         1996
                                  ---------- ------------ -----------
Net interest income (1) .........     $ 245     $   253      $ 264
Noninterest income ..............        57        (100)       (54)
                                    -------  ----------   --------
  Total revenue .................       302         153        210
Provision for credit
  losses ........................        --          --         --
Gains (losses) on sales
  of securities .................     1,008         219        116
Amortization of
  intangibles ...................        --          --         --
Depreciation expense ............        --          --         --
Merger-related charges,
  net ...........................     1,795         374        118
Other noninterest
  expense .......................        18          10         (5)
                                    -------  ----------   ----------
  Income before income
   taxes ........................      (503)        (12)       213
Income tax expense
  (benefit) .....................       (53)         22        104
                                  ---------  ----------   ---------
  Net income .................... $    (450)      $ (34)     $ 109
                                  =========  ==========   =========
Period-end total assets ......... $  10,345     $(3,128)
                                  =========  ==========

(1)  Net interest income is presented on a taxable-equivalent basis.
(2) There were no material intersegment revenues between the four business segments.

     Following is a reconciliation of the business segments' revenue, net income and total assets to the consolidated totals for the years ended December 31, 1998, 1997 and 1996 and as of December 31, 1998 and 1997 (dollars in millions):



                                                            1998          1997         1996
                                                        ------------ ------------- -----------
Segments' revenue .....................................   $ 30,348     $  30,192    $ 26,476
Adjustments:
  Earnings associated with unassigned capital .........        245           253         264
  Gains (losses) on sales of subsidiary companies .....         57            --          --
  Other ...............................................         --          (100)        (54)
                                                         ---------     ---------    --------
   Consolidated revenue ...............................   $ 30,650     $  30,345    $ 26,686
                                                         =========     =========    ========

Segments' net income ..................................   $  5,615     $   6,576    $  5,704
Adjustments, net of tax:
  Earnings associated with unassigned capital .........        157           158         168
  Gains on sales of subsidiary companies ..............         37            --          --
  Gains on sales of securities ........................        649           140          75
  Merger-related charges, net .........................     (1,325)         (264)       (246)
  Other ...............................................         32           (68)        112
                                                        ----------   -----------   ---------
   Consolidated net income ............................   $  5,165     $   6,542    $  5,813
                                                        ==========   ===========   =========
Segments' total assets ................................ $ 607,333     $ 574,111
Adjustments:
  Investment securities ...............................    63,301        54,181
  Elimination of excess earning asset allocations .....   (43,462)      (50,460)
  Other, net ..........................................    (9,493)       (6,849)
                                                        -----------  -----------
   Consolidated total assets .......................... $ 617,679     $ 570,983
                                                        ==========   ===========

     The adjustments presented in the table above represent consolidated income, expense and asset balances not specifically allocated to individual business segments. In addition, reconciling items also include the effect of earnings allocations not assigned to specific business segments, as well as the related earning asset balances.

Note Seventeen - BankAmerica Corporation (Parent Company)

     The following tables present consolidated Parent Company financial information:


Condensed Consolidated Statement of Income
(Dollars in Millions)


                                                            Year Ended December 31
                                                        -------------------------------
                                                           1998      1997       1996
                                                        --------- ---------- ----------
Income
 Dividends from consolidated
   Subsidiary banks ...................................  $4,795    $ 5,730    $ 4,274
   Other subsidiaries .................................     202        728        670
 Interest from consolidated subsidiaries ..............   1,911      1,690      1,540
 Other income .........................................     709        647        753
                                                         ------    -------    -------
                                                          7,617      8,795      7,237
                                                         ------    -------    -------
Expenses
 Interest on borrowed funds ...........................   2,805      2,529      2,146
 Noninterest expense ..................................     835        632        625
                                                         ------    -------    -------
                                                          3,640      3,161      2,771
                                                         ------    -------    -------
Earnings
 Income before equity in undistributed earnings of
   consolidated subsidiaries and income taxes .........   3,977      5,634      4,466
                                                         ------    -------    -------
 Equity in undistributed earnings of consolidated
   Subsidiary banks ...................................     553        471      1,087
   Other subsidiaries .................................     174        106         92
                                                         ------    -------    -------
                                                            727        577      1,179
                                                         ------    -------    -------
Income before income taxes                                4,704      6,211      5,645
Income tax benefit ....................................    (461)      (331)      (168)
                                                         ------    -------    -------
Net income ............................................  $5,165    $ 6,542    $ 5,813
                                                         ======    =======    =======
Net income available to common shareholders ...........  $5,140    $ 6,431    $ 5,611
                                                         ======    =======    =======

Condensed Consolidated Balance Sheet
(Dollars in Millions)


                                                           December 31
                                                       --------------------
                                                          1998      1997
                                                       --------- ----------
Assets
Cash held at subsidiary banks ........................  $ 3,069   $  2,518
Temporary investments ................................    1,525      1,208
Receivables from consolidated
  Subsidiary banks ...................................   10,456     11,309
  Other subsidiaries .................................   15,178     13,933
Investment in consolidated
  Subsidiary banks ...................................   54,127     49,445
  Other subsidiaries .................................    5,108      4,243
Other assets .........................................    4,190      3,117
                                                        -------   --------
  Total assets .......................................  $93,653   $ 85,773
                                                        =======   ========
Liabilities and Shareholders' Equity
Commercial paper and other notes payable .............  $ 5,289   $  3,563
Accrued expenses and other liabilities ...............    2,711      2,200
Payables to consolidated subsidiaries ................    6,004      4,095
Long-term debt .......................................   33,711     31,331
Shareholders' equity .................................   45,938     44,584
                                                        -------   --------
  Total liabilities and shareholders' equity .........  $93,653   $ 85,773
                                                        =======   ========

Condensed Consolidated Statement of Cash Flows
(Dollars in Millions)


                                                                                       Year Ended December 31
                                                                                -------------------------------------
                                                                                    1998        1997         1996
                                                                                ----------- ------------ ------------
Operating Activities
  Net income ..................................................................  $  5,165    $ 6,542      $ 5,813
  Reconciliation of net income to net cash provided by operating activities
   Equity in undistributed earnings of consolidated subsidiaries ..............      (653)      (610)      (1,232)
   Other operating activities .................................................      (486)       247          563
                                                                                 --------   --------     --------
    Net cash provided by operating activities .................................     4,026      6,179        5,144
Investing Activities
  Net decrease (increase) in temporary investments ............................       632      4,037       (3,754)
  Net increase in receivables from consolidated subsidiaries ..................    (1,002)    (2,814)        (613)
  Additional capital investment in subsidiaries ...............................    (1,391)        60          (98)
  Acquisitions of subsidiaries, net of cash ...................................      (822)      (194)        (726)
  Other investing activities ..................................................      (747)       191          353
                                                                                 --------   --------     --------
    Net cash (used in) provided by investing activities .......................    (3,330)     1,280      (4,838)
                                                                                 --------   --------     --------
Financing Activities
  Net increase (decrease) in commercial paper and other notes payable .........     1,726       (400)        616
  Proceeds from issuance of long-term debt ....................................     7,283      4,887       8,804
  Retirement of long-term debt ................................................    (4,533)    (4,055)     (4,423)
  Proceeds from issuance of common stock ......................................     1,367      1,892         573
  Common stock repurchased ....................................................    (1,751)    (8,540)     (3,193)
  Cash dividends paid .........................................................    (2,604)    (2,175)     (1,888)
  Other financing activities ..................................................    (1,633)    (1,519)        955
                                                                                 --------   ----------   --------
    Net cash (used in) provided by financing activities .......................      (145)    (9,910)       1,444
                                                                                 --------   ----------   --------
Net increase (decrease) in cash held at subsidiary banks ......................       551     (2,451)       1,750
Cash held at subsidiary banks on January 1 ....................................     2,518      4,969        3,219
                                                                                 --------   --------     --------
    Cash held at subsidiary banks on December 31 ..............................  $  3,069    $ 2,518      $ 4,969
                                                                                 ========   ========     ========

Note Eighteen - Performance by Geographic Area

     Since the Corporation's operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at total assets and total revenues by geographic area. The Corporation identifies its geographic performance based upon the business unit in which the assets are recorded and where the income is earned and the expenses are incurred. In certain circumstances, units may transact business with customers who are out of their immediate geographic area. For example, a U.S. domiciled unit may have made a loan to a borrower who resides in Latin America. In this instance, the loan and related income would be included in domestic activities. Translation losses, for those units in hyperinflationary economies, net of hedging, totaled $12 million, $27 million, and $23 million in 1998, 1997 and 1996, respectively. These amounts, which are reported in other noninterest income, are included in the table below:



                                                                     Total
(Dollars in Millions)                   Year   Total Assets (1)   Revenues (2)
-------------------------------------- ------ ------------------ -------------
     Domestic (3)                      1998        $ 554,282        $29,605
                                       1997        $ 513,163        $28,494
                                       1996        $ 424,537        $24,804
                                                   ---------        -------
     Asia                              1998           21,302            723
                                       1997           25,411            885
                                       1996           22,472            985
     Europe, Middle East and Africa    1998           31,128            (75)
                                       1997           26,037            454
                                       1996           26,282            501
     Latin America and the Caribbean   1998           10,967            234
                                       1997            6,372            355
                                       1996            4,411            268
                                                   ---------        -------
       Total Foreign                   1998           63,397            882
                                       1997           57,820          1,694
                                       1996           53,165          1,754
                                                   ---------        -------
        Total Consolidated             1998        $ 617,679        $30,487
                                       1997        $ 570,983        $30,188
                                       1996        $ 477,702        $26,558

(1) Total assets includes long-lived assets, primarily all of which were located in the U.S.

(2) Total revenues includes net interest income plus noninterest income. There were no material intercompany revenues between geographic regions for any of the periods presented.

(3) Includes the Corporation's Canadian operations, which had total assets of $1,365, $2,466 and $1,525 and total revenues of $48, $52 and $63 as of and for the years ended December 31, 1998, 1997 and 1996, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information set forth under the caption "Election of Directors" on pages 2 through 6 of the definitive 1999 Proxy Statement of the registrant furnished to stockholders in connection with its Annual Meeting to be held on April 28, 1999 (the "1999 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with the registrant, business experience, directorships in other public companies, service on the registrant's Board and certain family relationships, and information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the 1999 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference. In addition, information set forth under the caption "Special Compensation Arrangements - Employment Agreement with Mr. Rice" and "Employment Agreements with Messrs. Lewis, Hance and Murray" on page 15 of the 1999 Proxy Statement is hereby incorporated by reference. Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.


Item 11. EXECUTIVE COMPENSATION

     Information with respect to current remuneration of executive officers, certain proposed remuneration to them, their options and certain indebtedness and other transactions set forth in the 1999 Proxy Statement (i) under the caption "Board of Directors' Compensation" on page 10 thereof, (ii) under the caption "Executive Compensation" on pages 11 through 13 thereof, (iii) under the caption "Retirement Plans" on pages 13 and 14 thereof, (iv) under the caption "Deferred Compensation Plan" on page 14 thereof, (v) under the caption "Special Compensation Arrangements" on pages 14 and 15 thereof, (vi) under the caption "Compensation Committee Interlocks and Insider Participation" on pages 18 and 19 thereof, and (vii) under the caption "Certain Transactions" on page 19 thereof, is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The security ownership information required by Item 403 of Regulation S-K relating to persons who beneficially own 5 percent or more of the outstanding shares of Common Stock, ESOP Preferred Stock or 7% Cumulative Redeemable Preferred Stock, Series B, as well as security ownership information relating to directors, nominees and named executive officers individually and directors and executive officers as a group, is hereby incorporated by reference to the ownership information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 7 through 9 of the 1999 Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to relationships and related transactions between the registrant and any director, nominee for director, executive officer, security holder owning 5 percent or more of the registrant's voting securities or any member of the immediate family of any of the above, as set forth in the 1999 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" on pages 18 and 19 and under the caption "Certain Transactions" on page 19 thereof, is, to the extent such information is required by Item 404 of Regulation S-K, hereby incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. The following documents are filed as part of this report:



                                                                                                          Page
                                                                                                         -----
   (1)      Financial Statements:
            Report of Independent Accountants ..........................................................  51
            Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996 ......  52
            Consolidated Balance Sheet at December 31, 1998 and 1997 ...................................  53
            Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and
              1996 .....................................................................................  54
            Consolidated Statement of Changes in Shareholders' Equity for the years ended
              December 31, 1998, 1997 and 1996 .........................................................  55
            Notes To Consolidated Financial Statements .................................................  56
   (2)      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  b. The following reports on Form 8-K have been filed by the registrant during the quarter ended December 31, 1998:

     Current Report on Form 8-K dated September 24, 1998 and filed October 9, 1998, Items 2, 5 and 7.

     Current Report on Form 8-K dated October 14, 1998 and filed October 19, 1998, Items 5 and 7.

     Current Report on Form 8-K dated September 30, 1998 and filed November 16, 1998, Items 5 and 7. The following supplemental consolidated financial information of the registrant was filed as part of this Current Report on Form 8-K:

          Supplemental Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995;

          Supplemental Consolidated Balance Sheet as of December 31, 1997 and 1996;

          Supplemental Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995; and

          Supplemental Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

    Current Report on Form 8-K dated November 16, 1998 and filed November 18, 1998, Items 5 and 7.

    Current Report on Form 8-K dated and filed December 16, 1998, Items 5 and
    7.

 c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-6, including executive compensation plans and arrangements which are identified separately by asterisk).

     With the exception of the information herein expressly incorporated by reference, the 1999 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BANKAMERICA CORPORATION

Date: March 22, 1999
                                  By: */s/   HUGH L. MCCOLL, JR.
                                     ------------------------------------------
                                     Hugh L. McColl, Jr.

                                     Chairman of the Board and Chief
                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                                Title                      Date
---------------------------------------  ----------------------------------- ---------------
 */s/  HUGH L. MCCOLL, JR.               Chairman of the Board, Chief        March 22, 1999
 ----------------------------------       Executive Officer and Director
       Hugh L. McColl, Jr.                (Principal Executive Officer)

 */s/  JAMES H. HANCE, JR.               Vice Chairman and Chief Financial   March 22, 1999
 ----------------------------------       Officer (Principal Financial
       James H. Hance, Jr.                Officer)

 */s/  MARC D. OKEN                      Executive Vice President and        March 22, 1999
 ----------------------------------       Principal Financial Executive
       Marc D. Oken                       (Principal Accounting Officer)

 */s/  CHARLES W. COKER                  Director                            March 22, 1999
 ----------------------------------
       Charles W. Coker

*/s/  TIMM F. CRULL                      Director                            March 22, 1999
 ----------------------------------
      Timm F. Crull

 */s/  ALAN T. DICKSON                   Director                            March 22, 1999
 ----------------------------------
       Alan T. Dickson

 */s/  KATHLEEN F. FELDSTEIN             Director                            March 22, 1999
 ----------------------------------
       Kathleen F. Feldstein

 */s/  PAUL FULTON                       Director                            March 22, 1999
 ----------------------------------
       Paul Fulton

 */s/  DONALD E. GUINN                   Director                            March 22, 1999
 ----------------------------------
       Donald E. Guinn

 */s/  C. RAY HOLMAN                     Director                            March 22, 1999
 ----------------------------------
       C. Ray Holman

 */s/  W. W. JOHNSON                     Director                            March 22, 1999
 ----------------------------------
       W. W. Johnson

                  Signature                      Title         Date
--------------------------------------------  ---------- ---------------
 */s/  WALTER E. MASSEY                       Director   March 22, 1999
 ----------------------------------
       Walter E. Massey

*/s/  RICHARD M. ROSENBERG                    Director   March 22, 1999
 ----------------------------------
      Richard M. Rosenberg

 */s/  O. TEMPLE SLOAN, JR.                   Director   March 22, 1999
 ----------------------------------
       O. Temple Sloan, Jr.

 */s/  MEREDITH R. SPANGLER                   Director   March 22, 1999
 ----------------------------------
       Meredith R. Spangler

 */s/  A. MICHAEL SPENCE                      Director   March 22, 1999
 ----------------------------------
       A. Michael Spence

 */s/  RONALD TOWNSEND                        Director   March 22, 1999
 ----------------------------------
       Ronald Townsend

 */s/  SOLOMON D. TRUJILLO                    Director   March 22, 1999
 ----------------------------------
       Solomon D. Trujillo

 */s/  JACKIE M. WARD                         Director   March 22, 1999
 ----------------------------------
       Jackie M. Ward

 */s/  VIRGIL R. WILLIAMS                     Director   March 22, 1999
 ----------------------------------
       Virgil R. Williams

 */s/  SHIRLEY YOUNG                          Director   March 22, 1999
 ----------------------------------
       Shirley Young

 *By:/s/  CHARLES M. BERGER
 ----------------------------------
 Charles M. Berger, Attorney-in-Fact


                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                             INDEX TO EXHIBITS



Exhibit No.                                        Description
-------------   --------------------------------------------------------------------------------
        3(a)    Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 of registrant's
                Current Report on Form 8-K filed September 28, 1998.
         (b)    Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3.2 of registrant's Current Report on
                Form 8-K filed September 28, 1998.
        4(a)    Specimen certificate of registrant's Common Stock.
         (b)    Specimen certificate of registrant's ESOP Convertible Preferred Stock, Series
                C, incorporated by reference to Exhibit 4(c) of registrant's Annual Report on
                Form 10-K dated March 25, 1992.
         (c)    Specimen certificate of registrant's 7% Cumulative Redeemable Preferred
                Stock, Series B.
         (d)    Specimen certificate of registrant's $2.50 Cumulative Convertible Preferred
                Stock, Series BB.
         (e)    Indenture dated as of August 1, 1982 between registrant and Morgan
                Guaranty Trust Company of New York, pursuant to which registrant issued its
                7 3/4% Debentures, due 2002, incorporated by reference to Exhibit 4.2 of registrant's Registration No. 2-78530; and First Supplemental Indenture
                thereto dated as of September 18, 1998.
         (f)    Indenture dated as of September 1, 1989 between registrant and The Bank of
                New York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; its 10.20% Subordinated Notes, due 2015; its 9 1/8% Subordinated
                Notes, due 2001; and its 8 1/8% Subordinated Notes, due 2002, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-30717; and First
                Supplemental Indenture thereto dated as of August 28, 1998.
         (g)    Indenture dated as of January 1, 1992 between registrant and BankAmerica
                Trust Company of New York, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-54784; and First Supplemental Indenture
                thereto dated as of July 1, 1993 between registrant and BankAmerica National
                Trust Company (formerly BankAmerica Trust Company of New York), pursuant to which registrant issued its Senior Medium-Term Notes, Series A,
                B and C; and its 5 3/8% Senior Notes, due 2000, incorporated by reference to
                Exhibit 4.1 of registrant's Current Report on Form 8-K dated July 6, 1993; and
                Second Supplemental Indenture thereto dated as of September 18, 1998.
         (h)    Indenture dated as of November 1, 1992 between registrant and The Bank of
                New York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant's Amendment to Application or Report on Form 8 dated March 1, 1993.
         (i)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated Medium-Term Notes,
                Series A and B; its 6 1/2% Subordinated Notes, due 2003; and its 7 3/4%
                Subordinated Notes, due 2004, incorporated by reference to Exhibit 4.4 of registrant's Current Report on Form 8-K dated July 6, 1993; and Second
                Supplemental Indenture thereto dated as of August 28, 1998.
         (j)    Indenture dated as of January 1, 1995 between registrant and BankAmerica
                National Trust Company, pursuant to which registrant issued its 7% Senior
                Notes, due 2003; its 7% Senior Notes, due 2001; its 5 3/4% Senior Notes, due
                2001; its 6 3/8% Senior Notes, due 2005; its 6 1/8% Senior Notes, due 2004; and
                its Senior Medium-Term Notes, Series D, E, F, G and H, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-57533; and First
                Supplemental Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K filed
                November 18, 1998.

Exhibit No.                                        Description
-------------   --------------------------------------------------------------------------------
         (k)    Indenture dated as of January 1, 1995 between registrant and The Bank of
                New York, pursuant to which registrant issued its 7 5/8% Subordinated Notes, due 2005; its 7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated
                Notes, due 2025; its 6 1/2% Subordinated Notes, due 2006; its 7.80%
                Subordinated Notes, due 2016; its 6 3/8% Subordinated Notes, due 2008; its
                6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010;
                and its Subordinated Medium-Term Notes, Series D, E, F, G and H,
                incorporated by reference to Exhibit 4.8 of registrant's Registration
                No. 33-57533; and First Supplemental Indenture thereto dated as of
                August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant's
                Current Report on Form 8-K filed November 18, 1998.
         (l)    Fiscal and Paying Agency Agreement dated as of July 5, 1995, between registrant and The Chase Manhattan Bank, N.A. (London Branch), pursuant to which registrant issued its Floating Rate Senior Notes, due 2000, incorporated by reference to Exhibit 4(l) of registrant's Annual Report on
                Form 10-K dated March 29, 1996 (the "1995 Form 10-K").
         (m)    Amended and Restated Agency Agreement dated as of November 16, 1998 between registrant and The Chase Manhattan Bank (London Branch), pursuant to which registrant issued its Senior Euro Medium-Term Notes.
         (n)    Issuing and Paying Agency Agreement dated as of May 19, 1998 between
                NationsBank, N.A., as Issuer, and Bankers Trust Company, as Issuing and
                Paying Agent.
         (o)    Indenture dated as of November 27, 1996 between registrant and The Bank of
                New York, incorporated by reference to Exhibit 4.10 of registrant's
                Registration No. 333-15375.
         (p)    First Supplemental Indenture dated as of December 4, 1996 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 7.84% Junior Subordinated Deferrable
                Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated November 27, 1996.
         (q)    Second Supplemental Indenture dated as of December 17, 1996 to the
                Indenture dated as of November 27, 1996 between the registrant and The
                Bank of New York pursuant to which registrant issued its 7.83% Junior
                Subordinated Deferrable Interest Notes due 2026, incorporated by reference to
                Exhibit 4.3 of registrant's Current Report on Form 8-K dated December 10,
                1996.
         (r)    Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its Floating Rate Junior Subordinated
                Deferrable Interest Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated January 22, 1997.
         (s)    Fourth Supplemental Indenture dated as of April 22, 1997 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 8 1/4% Junior Subordinated Deferrable
                Interest Notes, due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated April 15, 1997.
         (t)    Fifth Supplemental Indenture dated as of August 28, 1998 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York.
         (u)    Indenture dated as of November 27, 1996, between Barnett Banks, Inc. and
                The First National Bank of Chicago, as Trustee, and First Supplemental
                Indenture dated as of January 9, 1998, among registrant, NB Holdings
                Corporation, Barnett Banks, Inc. and The First National Bank of Chicago, as
                Trustee, pursuant to which registrant (as successor to Barnett Banks, Inc.)
                issued its 8.06% Junior Subordinated Debentures, due 2026, incorporated by reference to Exhibit 4(u) of registrant's Annual Report on Form 10-K dated
                March 13, 1998 (the "1997 Form 10-K").

Exhibit No.                                       Description
-------------   ------------------------------------------------------------------------------
         (v)    Indenture dated as of September 1, 1990 between the former BankAmerica
                Corporation and Chase Manhattan Bank and Trust Company, N. A. (formerly
                Manufacturers Hanover Trust Company of California), pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its
                Subordinated Medium Term Notes, Series E; its 9.375% Subordinated Notes
                due 2001; its 10.00% Subordinated Notes due 2003; its 9.625% Subordinated
                Notes due 2001; its 9.50% Subordinated Notes due 2001; and its 9.20%
                Subordinated Notes due 2003; and First Supplemental Indenture thereto dated as of September 15, 1998.
         (w)    Indenture dated as of November 1, 1991 between the former BankAmerica
                Corporation and Chase Manhattan Bank and Trust Company, N. A. (formerly
                Manufacturers Hanover Trust Company of California), pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its
                8.125% Subordinated Notes due 2002; its 7.75% Subordinated Notes due 2002;
                its 8.375% Subordinated Notes due 2002; its 7.50% Subordinated Notes due
                2002; its 7.20% Subordinated Notes due 2002; its 7.875% Subordinated Notes
                due 2002; its 6.85% Subordinated Notes due 2003; its 6.875% Subordinated
                Notes due 2003; its Floating Subordinated Notes due 2003; its 7.20%
                Subordinated Notes due 2006; its 7.625% Subordinated Notes due 2004; its
                8.125% Subordinated Notes due 2004; its 8.95% Subordinated Notes due 2004;
                its 6.75% Subordinated Notes due 2005; its 6.20% Subordinated Notes due
                2006; its 7.125% Subordinated Notes due 2006; its 6.625% Subordinated Notes
                due 2007; its 6.625% Subordinated Notes due 2007; its 7.125% Subordinated
                Notes due 2009; its 7.125% Subordinated Notes due 2011; and its 6.25%
                Subordinated Notes due 2008; First Supplemental Indenture thereto dated as of September 8, 1992; and Second Supplemental Indenture thereto dated as of
                September 15, 1998.
        (x)     Indenture dated as of November 1, 1991 between the former BankAmerica
                Corporation and U.S. Bank Trust, N. A. (successor to Bankers Trust Company of California, National Association, and First Trust of California, National
                Association), pursuant to which registrant (as successor to the former
                BankAmerica Corporation) issued its Floating Rate Note due 1999; its 6.65%
                Note due 2001; its 6.625% Note due 2001; and its Senior Medium-Term Notes,
                Series H and I; First Supplemental Indenture thereto dated as of August 1,
                1994; and Second Supplemental Indenture thereto dated as of September 30,
                1998.
         (y)    Second Amended and Restated Agency Agreement dated as of November 15,
                1996 between the former BankAmerica Corporation and First Trust of New
                York, National Association, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its Senior and Subordinated Euro
                Medium-Term Notes; and Amendment thereto dated as of September 30, 1998.
         (z)    Junior Subordinated Indenture dated as of November 27, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 8.07% Series A Preferred Securities due 2026; and its 7.70% Series B
                Preferred Securities due 2026; and First Supplemental Indenture thereto dated as of September 15, 1998.
        (aa)    Junior Subordinated Indenture dated as of December 20, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 7.75% Trust Originated Preferred Securities, Series 1 due 2026; its 8.00%
                Cumulative Semi-Annual Income Preferred Securities, Series 2 due 2026; its
                Floating Rate Capital Securities, Series 3 due 2027; and its 7.00% Trust
                Originated Preferred Securities, Series 4 due 2028; and First Supplemental
                Indenture thereto dated as of September 15, 1998.

Exhibit No.                                        Description
-------------   ---------------------------------------------------------------------------------
The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.

       10(a)    NationsBank Corporation and Designated Subsidiaries Directors' Retirement           *
                Plan, incorporated by reference to Exhibit 10(f) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of
                September 28, 1994, incorporated by reference to Exhibit 10(i) of registrant's
                Annual Report on Form 10-K dated March 30, 1995; and Amendment thereto dated as of April 24, 1996, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 28, 1997 (the "1996
                Form 10-K").
         (b)    NationsBank Corporation and Designated Subsidiaries Supplemental                    *
                Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb)
                of registrant's Annual Report on Form 10-K dated March 25, 1992;
                Amendments thereto dated as of December 3, 1992 and December 15, 1992, both of which are incorporated by reference to Exhibit 10(l) of registrant's
                Annual Report on Form 10-K dated March 24, 1993; Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to
                Exhibit 10(c) of the 1997 Form 10-K; and Amendments thereto dated April 10,
                1998, June 24, 1998 and October 1, 1998.
         (c)    NationsBank Corporation and Designated Subsidiaries Deferred                        *
                Compensation Plan for Key Employees, incorporated by reference to Exhibit
                10(k) of registrant's Annual Report on Form 10-K dated March 30, 1995;
                Amendment thereto dated as of June 28, 1989, incorporated by reference to
                Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 28,
                1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 27,
                1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25,
                1992; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of registrant's Annual Report on Form 10-K dated
                March 24, 1993; and Amendments thereto dated April 10, 1998 and October 1,
                1998 (filed as Exhibit 10(b) hereto).
         (d)    NationsBank Corporation and Designated Subsidiaries Supplemental                    *
                Retirement Plan, incorporated by reference to Exhibit 10(o) of registrant's
                Annual Report on Form 10-K dated March 30, 1994; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(k) of registrant's
                Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(k) of registrant's
                Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's
                Annual Report on Form 10-K dated March 25, 1992; Amendments thereto dated as of December 3, 1992 and December 4, 1992, both of which are incorporated by reference to Exhibit 10(p) of registrant's Annual Report on
                Form 10-K dated March 24, 1993; Amendment thereto dated as of July 5, 1995, incorporated by reference to Exhibit 10(l) of the 1995 Form 10-K; and
                Amendments thereto dated April 10, 1998 and October 1, 1998 (filed as
                Exhibit 10(b) hereto).
         (e)    Split Dollar Agreement dated as of February 1, 1990 between registrant and          *
                Hugh L. McColl III, as Trustee for the benefit of Hugh L. McColl, Jr. and Jane
                S. McColl, incorporated by reference to Exhibit 10(s) of registrant's Annual
                Report on Form 10-K dated March 27, 1991.

Exhibit No.                                       Description
-------------   -------------------------------------------------------------------------------
       (f)      NationsBank Corporation Benefit Security Trust dated as of June 27, 1990,         *
                incorporated by reference to Exhibit 10(t) of registrant's Annual Report on
                Form 10-K dated March 27, 1991; First Supplement thereto dated as of
                November 30, 1992, incorporated by reference to Exhibit 10(v) of registrant's
                Annual Report on Form 10-K dated March 24, 1993; and Trustee Removal/
                Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of the 1995 Form 10-K.
       (g)      The NationsBank 401(k) Restoration Plan, as amended and restated effective        *
                April 1, 1998 and as further amended and restated effective July 1, 1998.
       (h)      Bank of America Executive Incentive Compensation Plan, as amended and             *
                restated effective April 1, 1998.
       (i)      Bank of America Director Deferral Plan, as amended and restated effective         *
                January 27, 1999.
       (j)      NationsBank Corporation Directors' Stock Plan, incorporated by reference to       *
                Exhibit 99.1 of registrant's Registration No. 333-02875.
       (k)      Amendment to Restricted Stock Award Plan Agreements with Hugh L. McColl,          *
                Jr. dated December 20, 1996, incorporated by reference to Exhibit 10(x) of the
                1996 10-K.
       (l)      Agreement and Plan of Merger, by and between Barnett Banks, Inc. and registrant, dated as of August 29, 1997, incorporated by reference to Exhibit
                2.1 of registrant's Registration No. 333-40515; and Amendment thereto, dated as of November 18, 1997, incorporated by reference to Exhibit 2.2 of registrant's Registration No. 333-40515.
       (m)      Employment Agreement by and between registrant and Charles E. Rice dated          *
                October 10, 1997, incorporated by reference to Exhibit 10.1 of registrant's
                Registration No. 333-40515.
       (n)      Barnett Banks, Inc. 1989 Long Term Incentive Plan, incorporated by reference      *
                to Exhibit 99.2 of Post-Effective Amendment No. 1 to registrant's Registration
                No. 333-40515.
       (o)      Barnett Banks, Inc. Management Deferral Plan, as amended through January          *
                1, 1996.
       (p)      Barnett Banks, Inc. Trust Owned Life Insurance Trust for Management and           *
                Directors Deferral Plans, as adopted effective January 1, 1997.
       (q)      Barnett Banks, Inc. Trust Under Executive Benefit Plan, dated as of
                December 5, 1996.
       (r)      Trust Agreement dated December 31, 1998 between BankAmerica Corporation           *
                and NationsBank, N.A.
       (s)      Bank of America Corporation Key Employee Stock Plan, as amended and               *
                restated effective September 24, 1998, incorporated by reference to Exhibit
                10(a) of registrant's Quarterly Report on Form 10-Q dated November 16, 1998
                (the "Third Quarter 1998 Form 10-Q").
       (t)      BankAmerica Corporation and Bank of America National Trust and Savings            *
                Association Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(b) of the Third Quarter 1998
                Form 10-Q.
       (u)      BankAmerica Deferred Compensation Plan as amended and restated,                   *
                incorporated by reference to Exhibit 10(c) of the Third Quarter 1998 Form
                10-Q.
       (v)      BankAmerica Corporation Senior Management Incentive Plan, as amended,             *
                incorporated by reference to Exhibit 10(d) of the Third Quarter 1998 Form
                10-Q.
       (w)      BankAmerica Supplemental Retirement Plan, as amended and restated,                *
                incorporated by reference to Exhibit 10(e) of the Third Quarter 1998 Form
                10-Q.
       (x)      BankAmerica Corporation Performance Equity Program, incorporated by               *
                reference to Exhibit 99.1 of Post-Effective Amendment No. 3 to registrant's
                Registration No. 333-60553.
       (y)      BankAmerica Corporation 1992 Management Stock Plan, incorporated by               *
                reference to Exhibit 99.2 of Post-Effective Amendment No. 3 to registrant's
                Registration No. 333-60553.

Exhibit No.                                       Description
-------------   -------------------------------------------------------------------------------
      (z)       BankAmerica Corporation 1987 Management Stock Plan, incorporated by               *
                reference to Exhibit 99.3 of Post-Effective Amendment No. 3 to registrant's
                Registration No. 333-60553.
     (aa)       Continental Bank Corporation 1991 Equity Performance Incentive Plan,              *
                incorporated by reference to Exhibit 99.5 of Post-Effective Amendment No. 3 to registrant's Registration No. 333-60553.
     (bb)       Continental Bank Corporation 1982 Performance Restricted Stock and Stock          *
                Option Plan, incorporated by reference to Exhibit 99.1 of Post-Effective
                Amendment No. 4 to registrant's Registration No. 333-60553.
     (cc)       Split Dollar Life Insurance Agreement dated as of October 15, 1998 between        *
                the registrant and NationsBank, N. A., as Trustee under that certain
                Irrevocable Trust Agreement dated October 2, 1998, by and between Hugh L.
                McColl, Jr., as Grantor, and NationsBank, N. A., as Trustee.
     (dd)       Split Dollar Life Insurance Agreement dated as of October 16, 1998 between        *
                the registrant and NationsBank, N. A., as Trustee under that certain
                Irrevocable Trust Agreement No. 2 dated October 1, 1998, by and between
                James H. Hance, Jr., as Grantor, and NationsBank, N. A., as Trustee.
     (ee)       Split Dollar Life Insurance Agreement dated as of September 28, 1998 between      *
                the registrant and J. Steele Alphin, as Trustee under that certain Irrevocable
                Trust Agreement dated June 23, 1998, by and between Kenneth D. Lewis, as
                Grantor, and J. Steele Alphin, as Trustee.
     (ff)       Employment Agreement dated as of April 10, 1998 between the registrant and        *
                James H. Hance, Jr., incorporated by reference to Exhibit 10.4 of registrant's
                Registration No. 333-60553.
     (gg)       Employment Agreement dated as of April 10, 1998 between the registrant and        *
                Kenneth D. Lewis, incorporated by reference to Exhibit 10.5 of registrant's
                Registration No. 333-60553.
     (hh)       Employment Agreement dated as of April 10, 1998 between the registrant and        *
                Michael J. Murray, incorporated by reference to Exhibit 10.2 of registrant's
                Registration No. 333-60553.
     (ii)       Agreement and Plan of Reorganization by and between registrant and the former BankAmerica Corporation, dated as of April 10, 1998, incorporated by reference to Exhibit 2.1 of registrant's Registration No. 333-60553.
     (jj)       Plan of Reincorporation Merger by and between registrant and NationsBank
                (DE) Corporation, dated as of August 3, 1998, incorporated by reference to
                Exhibit 2.2 of registrant's Registration No. 333-60553.
      11        Earnings per share computation.
      12        (a) Ratio of Earnings to Fixed Charges.
                (b) Ratio of Earnings to Fixed Charges and Preferred Dividends.
      21        List of Subsidiaries.
      23        Consent of PricewaterhouseCoopers LLP.
      24        (a) Power of Attorney.
                (b) Corporate Resolution.
      27        Financial Data Schedule.

---------
     * Denotes executive compensation plan or arrangement.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                      (THIS PAGE INTENTIONALLY LEFT BLANK)