Form 10-K/A
period 1998-12-31
BANKAMERICA CORP/DE/
filed 1999-03-23
CIK 70858

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                ---------------
                                  Form 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1998 - Commission File Number 1-6523


                                ---------------
                            BankAmerica Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                    56-0906609
--------------------------------------   --------------------------------------

     (State of incorporation)                 (IRS Employer Identification No.)


    Bank of America Corporate Center
       Charlotte, North Carolina                         28255
--------------------------------------   --------------------------------------
(Address of principal executive offices)                (Zip Code)


           704/386-5000
----------------------------------------
(Registrant's telephone number, including area code)


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


                      DOCUMENTS INCORPORATED BY REFERENCE



        Document of the Registrant                     Form 10-K Reference Location
    Portions of the 1999 Proxy Statement                       PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INFORMATION INCLUDED IN THE REPORT


     The Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 22, 1999, is amended to reflect a change on the Report of Management, Item 8 on page 50.

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


/s/ Hugh L. McColl Jr.                    /s/  James H. Hance Jr.
-------------------------                --------------------------
Hugh L. McColl Jr.                        James H. Hance Jr.
Chairman of the Board and                 Vice Chairman and
Chief Executive Officer                   Chief Financial Officer

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BANKAMERICA CORPORATION
Date: March 23, 1999
                                    By: /s/ MARC D. OKEN
                                        ----------------------------------
                                                   Marc D. Oken
                                          Executive Vice President and
                                          Principal Financial Executive
                                         (Principal Accounting Officer)