Form 10-Q
period 1999-03-31
BANK OF AMERICA CORP /DE/
filed 1999-05-17
CIK 70858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 1-6523

              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:

                                 Bank of America Corporation

          STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION:

                                    Delaware

                     I.R.S. EMPLOYER IDENTIFICATION NUMBER:

                                   56-0906609



                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                        Bank of America Corporate Center
                         Charlotte, North Carolina 28255



               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                 (704) 386-5000

                   FORMER NAME, IF CHANGED SINCE LAST REPORT:

                             BankAmerica Corporation

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No

On April 30, 1999, there were 1,744,878,417 shares of Bank of America Corporation Common Stock outstanding.

BANK OF AMERICA CORPORATION


MARCH 31, 1999 FORM 10-Q


INDEX




                                                                                                           Page
                                                                                                           ----

PART I                  Item 1. Financial Statements:
FINANCIAL                         Consolidated Statement of Income for the Three Months
INFORMATION                       Ended March 31, 1999 and 1998                                              2

                                  Consolidated Balance Sheet on March 31, 1999
                                  and December 31, 1998                                                      3

                                  Consolidated Statement of Cash Flows for the Three Months
                                  Ended March 31, 1999 and 1998                                              4

                                  Consolidated Statement of Changes in Shareholders' Equity
                                  for the Three Months Ended March 31, 1999 and 1998                         5

                                  Notes to Consolidated Financial Statements                                 6

                        Item 2. Management's Discussion and Analysis of Results of
                                  Operations and Financial Condition                                        16

                        Item 3. Quantitative and Qualitative Disclosures about Market Risk                  43


----------------------------------------------------------------------------------------------




PART II
OTHER INFORMATION       Item 1. Legal Proceedings                                                           43

                        Item 2. Change in Securities and Use of Proceeds                                    44

                        Item 6. Exhibits and Reports on Form 8-K                                            44

                        Signature                                                                           45

                        Index to Exhibits                                                                   46



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
----------------------------------------------------------------------------------------------
                                                                          THREE MONTHS
                                                                         ENDED MARCH 31
                                                                  ----------------------------
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE INFORMATION)                   1999           1998
----------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans and leases                                 $ 6,770         $ 7,112
Interest and dividends on securities                                    1,175           1,129
Federal funds sold and securities purchased under agreements to resell    381             417
Trading account securities                                                545             738
Other interest income                                                     330             309
----------------------------------------------------------------------------------------------
      Total interest income                                             9,201           9,705
----------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                2,313           2,693
Borrowed funds                                                          1,354           1,310
Trading account liabilities                                               129             274
Long-term debt                                                            805             809
----------------------------------------------------------------------------------------------
      Total interest expense                                            4,601           5,086
----------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                     4,600           4,619
PROVISION FOR CREDIT LOSSES                                               510             510
----------------------------------------------------------------------------------------------
NET CREDIT INCOME                                                       4,090           4,109
GAINS ON SALES OF SECURITIES                                              130             213

NONINTEREST INCOME
Service charges on deposit accounts                                       855             816
Mortgage servicing income                                                 132             172
Investment banking income                                                 388             613
Trading account profits and fees                                          500             372
Brokerage income                                                          184             180
Nondeposit-related service fees                                           136             175
Asset management and fiduciary service fees                               243             245
Credit card income                                                        360             319
Other income                                                              425             601
----------------------------------------------------------------------------------------------
      Total noninterest income                                          3,223           3,493
----------------------------------------------------------------------------------------------

MERGER-RELATED CHARGES                                                      -             900

OTHER NONINTEREST EXPENSE
Personnel                                                               2,333           2,440
Occupancy                                                                 396             382
Equipment                                                                 358             340
Marketing                                                                 147             158
Professional fees                                                         126             195
Amortization of intangibles                                               222             228
Data processing                                                           190             179
Telecommunications                                                        136             131
Other general operating                                                   420             513
General administrative and other                                          125             138
----------------------------------------------------------------------------------------------
      Total other noninterest expense                                   4,453           4,704
----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                              2,990           2,211
INCOME TAX EXPENSE                                                      1,076             880
----------------------------------------------------------------------------------------------
NET INCOME                                                            $ 1,914         $ 1,331
==============================================================================================
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $ 1,912         $ 1,320
==============================================================================================
PER-SHARE INFORMATION
     EARNINGS PER COMMON SHARE                                         $ 1.10           $ .77
==============================================================================================
     DILUTED EARNINGS PER COMMON SHARE                                 $ 1.08           $ .75
==============================================================================================
     DIVIDENDS PER COMMON SHARE                                         $ .45           $ .38
----------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES ISSUED AND OUTSTANDING (IN THOUSANDS)         1,737,562       1,724,490
==============================================================================================

See accompanying notes to consolidated financial statements.



BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------

                                                                               MARCH 31    DECEMBER 31
(DOLLARS IN MILLIONS)                                                            1999         1998
------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                        $ 25,925    $ 28,277
Time deposits placed and other short-term investments                               5,615       6,750
Securities:
   Held for investment, at cost (market value - $1,386 and $1,853)                  1,522       1,997
   Available for sale                                                              76,947      78,590
------------------------------------------------------------------------------------------------------
     Total securities                                                              78,469      80,587
------------------------------------------------------------------------------------------------------

Federal funds sold and securities purchased under agreements to resell             26,751      27,146
Trading account assets                                                             42,382      39,602
Derivative-dealer assets                                                           13,585      16,400

Loans and leases                                                                  363,102     357,328
Allowance for credit losses                                                        (7,123)     (7,122)
------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                         355,979     350,206
------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                         7,129       7,289
Customers' acceptance liability                                                     2,194       2,671
Interest receivable                                                                 3,620       3,734
Mortgage servicing rights                                                           3,037       2,376
Goodwill                                                                           12,651      12,695
Core deposits and other intangibles                                                 1,942       2,013
Other assets                                                                       34,966      37,933
------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                              $614,245    $617,679
======================================================================================================
LIABILITIES
Deposits in domestic offices:
   Interest-bearing                                                              $201,343    $203,644
   Noninterest-bearing                                                             87,769      92,623
Deposits in foreign offices:
   Interest-bearing                                                                52,457      59,280
   Noninterest-bearing                                                              1,748       1,713
------------------------------------------------------------------------------------------------------
     Total deposits                                                               343,317     357,260
------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase         74,767      67,543
Trading account liabilities                                                        16,454      14,170
Derivative-dealer liabilities                                                      14,372      16,835
Commercial paper                                                                    8,379       6,749
Other short-term borrowings                                                        31,366      24,742
Acceptances outstanding                                                             2,194       2,671
Accrued expenses and other liabilities                                             20,712      30,929
Trust preferred securities                                                          4,954       4,954
Long-term debt                                                                     50,899      45,888
------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                            567,414     571,741
------------------------------------------------------------------------------------------------------

     Contingent liabilities and other financial commitments (Note Six)

SHAREHOLDERS' EQUITY
Preferred stock: authorized - 100,000,000 shares;  issued and
     outstanding - 1,902,039 and 1,952,039 shares                                      81          83
Common stock: authorized - 5,000,000,000 shares;  issued and
     outstanding - 1,740,871,815 and 1,724,484,305 shares                          15,828      14,837
Retained earnings                                                                  32,128      30,998
Accumulated other comprehensive income                                               (580)        152
Other                                                                                (626)       (132)
------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                    46,831      45,938
------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $614,245    $617,679
======================================================================================================



See accompanying notes to consolidated financial statements.



BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        THREE MONTHS
                                                                                                       ENDED MARCH 31
                                                                                               ---------------------------
(DOLLARS IN MILLIONS)                                                                                1999           1998
--------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                   $       1,914  $       1,331
Reconciliation of net income to net cash used in operating activities:
     Provision for credit losses                                                                       510            510
     Gains on sales of securities                                                                     (130)          (213)
     Merger-related charges                                                                              -            900
     Depreciation and premises improvements amortization                                               271            278
     Amortization of intangibles                                                                       222            228
     Deferred income tax benefit                                                                       (82)           (79)
     Net increase in trading instruments                                                              (496)        (4,318)
     Net decrease (increase) in interest receivable                                                    114             (7)
     Net (decrease) increase in interest payable                                                      (108)            52
     Other operating activities                                                                     (6,028)        (1,291)
--------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                                       (3,813)        (2,609)
INVESTING ACTIVITIES
Proceeds from maturities of securities held for investment                                             475            324
Purchases of securities held for investment                                                              -           (205)
Proceeds from sales and maturities of securities available for sale                                 17,534         18,608
Purchases of securities available for sale                                                         (16,595)       (17,888)
Net decrease (increase) in federal funds sold and securities purchased
   under agreements to resell                                                                          395         (4,081)
Net decrease in time deposits placed and other short-term investments                                1,135            785
Purchases and net originations of loans and leases                                                  (8,073)       (10,254)
Proceeds from sales and securitizations of loans and leases                                          2,661          7,594
Purchases and originations of mortgage servicing rights                                               (786)          (236)
Net purchases of premises and equipment                                                               (111)          (107)
Proceeds from sales of foreclosed properties                                                            82            146
Sales and acquisitions of business activities, net of cash                                          (1,483)           (81)
--------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                       (4,766)        (5,395)
FINANCING ACTIVITIES
Net decrease in deposits                                                                           (13,943)          (422)
Net increase in federal funds purchased and securities
   sold under agreements to repurchase                                                               7,224          1,831
Net increase in other short-term borrowings and commercial paper                                     8,254          6,414
Proceeds from issuance of trust preferred securities                                                     -            340
Proceeds from issuance of long-term debt                                                             6,009          3,375
Retirement of long-term debt                                                                          (929)        (2,667)
Proceeds from issuance of common stock                                                                 348            508
Cash dividends paid                                                                                   (784)          (609)
Common stock repurchased                                                                                 -           (600)
Other financing activities                                                                              39              7
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                     6,218          8,177
Effect of exchange rate changes on cash and cash equivalents                                             9              2
--------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                                (2,352)           175
Cash and cash equivalents on January 1                                                              28,277         28,466
--------------------------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS ON MARCH 31                                                     $      25,925  $      28,641
==========================================================================================================================

LOANS TRANSFERRED TO FORECLOSED PROPERTIES AMOUNTED TO $74 AND $123 FOR THE
THREE MONTHS ENDED MARCH 31, 1999 AND 1998, RESPECTIVELY. LOANS SECURITIZED AND
RETAINED IN THE TRADING AND AVAILABLE FOR SALE SECURITIES PORTFOLIOS AMOUNTED TO
$248 AND $2,633 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998,
RESPECTIVELY.



See accompanying notes to consolidated financial statements.



--------------------------------------------------------------------------------------------------------------------------

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
                                                                                  ACCUMULATED              TOTAL
                                                                                     OTHER                 SHARE-
                                         PREFERRED    COMMON STOCK      RETAINED  COMPREHENSIVE           HOLDERS' COMPREHENSIVE
                                                  ---------------------
(DOLLARS IN MILLIONS, SHARES IN THOUSANDS) STOCK    SHARES     AMOUNT   EARNINGS    INCOME(1)     OTHER    EQUITY      INCOME
---------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1997             $    708  1,722,538  $ 15,140  $ 28,438     $   407     $ (109) $  44,584
Net income                                                                 1,331                             1,331  $  1,331
Other comprehensive income, net of tax                                                  (126)                 (126)     (126)
                                                                                                                    -------------
Comprehensive income                                                                                                $  1,205
                                                                                                                    =============
Cash dividends:
   Common                                                                  (598)                              (598)
   Preferred                                                                (11)                               (11)
Common stock issued under dividend
  reinvestment and employee plans                    14,043       558                               (50)       508
Stock issued in acquisitions                            385        15                                           15
Common stock repurchased                             (9,349)     (600)                                        (600)
Conversion of preferred stock                 (3)       129         3
Other                                                              (2)                                3          1
---------------------------------------------------------------------------------------------------------------------------------
BALANCE ON MARCH 31, 1998               $    705  1,727,746  $ 15,114  $ 29,160     $    281    $ (156)  $  45,104
=================================================================================================================================

BALANCE ON DECEMBER 31, 1998            $     83  1,724,484  $ 14,837  $ 30,998     $    152    $ (132)  $  45,938
Net income                                                                1,914                              1,914  $  1,914
Other comprehensive income, net of tax                                                  (732)                 (732)     (732)
                                                                                                                    -------------
Comprehensive income                                                                                                $  1,182
                                                                                                                    =============
Cash dividends:
   Common                                                                  (782)                              (782)
   Preferred                                                                 (2)                                (2)
Common stock issued under dividend
  reinvestment and employee plans                    16,302       842                             (494)        348
Conversion of preferred stock                 (2)        84         2
Other                                                     2       147                                          147
---------------------------------------------------------------------------------------------------------------------------------
BALANCE ON MARCH 31, 1999              $      81  1,740,872  $ 15,828   $ 32,128   $    (580)   $ (626)  $  46,831
=================================================================================================================================




 (1)CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME INCLUDE AFTER-TAX NET UNREALIZED LOSSES ON SECURITIES OF $703 AND $103 AND AFTER-TAX NET UNREALIZED LOSSES ON FOREIGN CURRENCY TRANSLATION ADJUSTMENTS OF $29 AND $23 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998, RESPECTIVELY.
See accompanying notes to consolidated financial statements.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


        On September 30, 1998, BankAmerica Corporation (BankAmerica) merged with and into NationsBank Corporation (the Merger). The combined company was renamed BankAmerica Corporation and on April 28, 1999, BankAmerica Corporation changed its name to Bank of America Corporation (the Corporation).

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

NOTE ONE - ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
        The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
        Accounting policies followed in the presentation of interim financial results are presented on pages 56 to 61 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.
        In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). This standard requires the Corporation to recognize all derivatives as either assets or liabilities in its financial statements and measure such instruments at their fair values. Hedging activities must be redesignated and documented pursuant to the provisions of the statement. The Corporation is required to implement the statement on or before January 1, 2000. At this time, the Corporation is still assessing the impact of SFAS 133 on its financial position and results of operations.

NOTE TWO - MERGER-RELATED ACTIVITY

        On September 30, 1998, the Corporation completed its merger with BankAmerica, a multi-bank holding company headquartered in San Francisco, California. BankAmerica provided banking and financial services throughout the U.S. and in selected international markets to consumers and business customers including corporations, governments and other institutions. As a result of the Merger, each outstanding share of BankAmerica common stock was converted into
1.1316 shares of the Corporation's common stock, resulting in the net issuance of approximately 779 million shares of the Corporation's common stock to the former BankAmerica shareholders. Each share of NationsBank Corporation (NationsBank) common stock continued as one share in the new company's common stock. In addition, approximately 88 million options to purchase the Corporation's common stock were issued to convert similar stock options granted to certain BankAmerica employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of NationsBank and BankAmerica have been combined and reflected at their historical amounts. NationsBank's total assets, total deposits and total shareholders' equity on the date of the Merger were approximately $331.9 billion, $166.8 billion and $27.7 billion, respectively. BankAmerica's total assets, total deposits and total shareholders' equity on the date of the Merger amounted to approximately $263.4 billion, $179.0 billion and $19.6 billion, respectively.
        In connection with the Merger, the Corporation recorded a $1,325 million pre-tax merger-related charge in 1998 of which $725 million ($519 million after-tax) and $600 million ($441 million after-tax) were recorded in the third and fourth quarters of 1998, respectively. The total pre-tax charge for 1998 consisted of approximately $740 million primarily of severance and change in control and other employee-related items, $150 million of conversion and related costs including occupancy and equipment expenses and customer communication, $300 million of exit and related costs and $135 million of other merger costs (including legal, investment banking and filing fees). The Corporation anticipates recording an additional pre-tax merger-related charge of approximately $400 million ($252 million after-tax) in 1999.

      The following table summarizes the activity in the BankAmerica merger-related reserves during the first quarter of 1999:


                                                                  NON-CASH
                                     BALANCE ON  CASH PAYMENTS   REDUCTIONS     BALANCE ON
                                     JANUARY 1     APPLIED TO    APPLIED TO      MARCH 31
(DOLLARS IN MILLIONS)                  1999          RESERVE      RESERVE          1999
-------------------------------------------------------------------------------------------
Severance, change in control
     and other employee-related costs $     487  $       (243) $         -  $       244
Conversion and related costs                143            (6)          (9)         128
Exit and related costs                      194           (92)         (92)          10
Other merger costs                           18            (1)           -           17
                                   ------------------------------------------------------
                                      $     842  $       (342) $      (101) $       399
                                   ======================================================



      On January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc., a multi-bank holding company headquartered in Jacksonville, Florida (the Barnett merger). Barnett's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. As a result of the Barnett merger, each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain Barnett employees. This transaction was also accounted for as a pooling of interests.
      In connection with the Barnett merger, the Corporation incurred a pre-tax merger-related charge during the first quarter of 1998 of approximately $900 million ($642 million after-tax), which consisted of approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other merger costs (including legal, investment banking and filing fees). As of March 31, 1999, substantially all of the Barnett merger-related reserves have been utilized.
      In 1996, the Corporation completed the initial public offering of 16.1 million shares of Class A Common Stock of BA Merchant Services, Inc. (BAMS), a subsidiary of the Corporation. On December 22, 1998, the Corporation and BAMS signed a definitive merger agreement on which the Corporation agreed to buy BAMS outstanding shares of Class A Common Stock other than the shares owned by the Corporation. On April 28, 1999, BAMS became a wholly owned subsidiary of Bank of America National Trust and Savings Association (Bank of America NT&SA) and each outstanding share of BAMS common stock other than the shares owned by the Corporation was converted into the right to receive a cash payment equal to $20.50 per share without interest, or approximately $330 million.
      As of March 31, 1999, the Corporation operated its banking activities primarily under three charters: Bank of America NT&SA, NationsBank, N.A. and Bank of America, N.A. (USA). On March 31, 1999, NationsBank of Delaware, N.A. merged with and into Bank of America, N.A. (USA), an Arizona corporation (formerly known as Bank of America National Association), which operates the Corporation's credit card business. On April 1, 1999 the mortgage business of BankAmerica transferred to NationsBanc Mortgage Corporation, which changed its name to Bank of America Mortgage. On April 8, 1999, the Corporation merged Bank of America Texas, N.A. into NationsBank, N.A. The Corporation expects to continue the consolidation of other banking subsidiaries (other than Bank of America, N.A. (USA)) throughout 1999.

NOTE THREE - TRADING ACCOUNT ASSETS AND LIABILITIES

        The fair value of the components of trading account assets and liabilities on March 31, 1999 and December 31, 1998 and the average fair value for the three months ended March 31, 1999 were:



                                                                                              AVERAGE FOR
                                                                                               THE THREE
                                                                 MARCH 31   December 31      MONTHS ENDED
(DOLLARS IN MILLIONS)                                              1999         1998        MARCH 31, 1999
-----------------------------------------------------------------------------------------------------------
Securities owned:
  U.S. Treasury securities                                        $  7,834     $  7,854          $  7,786
  Certificates of deposit, bankers' acceptances and commercial paper 2,376        2,723             2,700
  Corporate debt                                                     2,039        1,666             1,950
  Foreign sovereign debt                                            10,883       11,774            11,802
  Mortgage-backed securities                                        10,515        7,489             8,830
  Other securities                                                   8,735        8,096             8,061
                                                               --------------------------   ---------------
        Total trading account assets                              $ 42,382     $ 39,602          $ 41,129
                                                               ==========================   ===============

Short sales:
    U.S. Treasury securities                                        $ 7,004      $ 8,534           $ 7,132
    Corporate debt                                                      672           82               356
    Foreign sovereign debt                                            3,458        3,166             2,867
    Other securities                                                  5,320        2,388             2,324
                                                               --------------------------   ---------------
        Total trading account liabilities                          $ 16,454     $ 14,170          $ 12,679
                                                               ==========================   ===============


        See NOTE SIX of the consolidated financial statements on page 11 for additional information on derivative-dealer positions, including credit risk.

NOTE FOUR - LOANS AND LEASES

        Loans and leases on March 31, 1999 and December 31, 1998 were as follows:


                                       MARCH 31, 1999          December 31, 1998
                                    -------------------------------------------------
   (DOLLARS IN MILLIONS)               AMOUNT    PERCENT        Amount    Percent
   ----------------------------------------------------------------------------------
   Commercial - domestic               $ 138,151     38.0 %     $ 137,422     38.5 %
   Commercial - foreign                   31,771      8.7          31,495      8.8
   Commercial real estate - domestic      26,351      7.3          26,912      7.5
   Commercial real estate - foreign          285       .1             301       .1
   -----------------------------------------------------------------------------------
        Total commercial                 196,558     54.1         196,130     54.9
   ----------------------------------------------------------------------------------
   Residential mortgage                   77,918     21.5          73,608     20.6
   Home equity lines                      15,505      4.3          15,653      4.4
   Direct/Indirect consumer               42,126     11.6          40,510     11.3
   Consumer finance                       16,743      4.6          15,400      4.3
   Bankcard                               10,642      2.9          12,425      3.5
   Foreign consumer                        3,610      1.0           3,602      1.0
   --------------------------------------------------------------------------------
        Total consumer                   166,544     45.9         161,198     45.1
   ----------------------------------------------------------------------------------
             TOTAL LOANS AND LEASES    $ 363,102    100.0 %     $ 357,328    100.0 %
   ==================================================================================


        The following table presents the recorded investment in specific loans that were considered to be impaired on March 31, 1999 and December 31, 1998:



                                                 MARCH 31    DECEMBER 31
(DOLLARS IN MILLIONS)                             1999          1998
------------------------------------------------------------------------
Commercial - domestic                             $ 1,100         $ 796
Commercial - foreign                                  500           314
Commercial real estate - domestic                     497           554
Commercial real estate - foreign                        3             -
                                               -----------   -----------
   Total commercial                               $ 2,100       $ 1,664
                                               ===========   ===========




THE CORPORATION'S CONSUMER LOAN PORTFOLIO GENERALLY CONSISTS OF LARGE GROUPS OF RELATIVELY SMALLER BALANCE HOMOGENEOUS LOANS THAT ARE COLLECTIVELY EVALUATED FOR IMPAIRMENT AND, THEREFORE, ARE NOT INCLUDED IN THIS TABLE.


        On March 31, 1999 and December 31, 1998, nonperforming loans, including certain loans which are considered to be impaired, totaled $2.8 billion and $2.5 billion, respectively. Foreclosed properties amounted to $282 million on both March 31, 1999 and December 31, 1998.

NOTE FIVE - DEBT

        In the first quarter of 1999, the Corporation issued $2.7 billion in senior long-term debt, with maturities ranging from 2001 to 2039. Of the $2.7 billion issued, $1.9 billion was converted from fixed rates ranging from 5.34 percent to 6.30 percent to floating rates through interest rate swaps at spreads ranging from 10 to 52 basis points over three-month London InterBank Offered Rates (LIBOR). The remaining $0.8 billion of debt issued bears interest at spreads ranging from 10 to 15 basis points over three-month LIBOR and spreads equal to 5 basis points below one-month LIBOR.

        NationsBank, N.A. maintains a program to offer up to $25 billion of bank notes from time to time with fixed or floating rates and maturities from 7 days or more from date of issue. Prior to the Merger, Bank of America NT&SA maintained a program to offer up to $12 billion of bank notes from time to time with fixed or floating rates and maturities ranging from 30 days to 15 years. On March 31, 1999 there were short-term and long-term bank notes outstanding under these programs of $10.9 billion and $9.4 billion, respectively.
        Since October 1996, the Corporation formed thirteen wholly owned grantor trusts to issue trust preferred securities to the public. The grantor trusts invested the proceeds of such trust preferred securities into junior subordinated notes of the Corporation. Certain of the trust preferred securities were issued at a discount. Such trust preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. The terms of the outstanding trust preferred securities at March 31, 1999 are summarized as follows:



                                              AGGREGATE                        PER
                                              PRINCIPAL      AGGREGATE        ANNUM
                                              AMOUNT OF      PRINCIPAL      INTEREST            STATED
                                             TRUST PREFERRED AMOUNT OF       RATE OF         MATURITY OF
(DOLLARS IN MILLIONS)          ISSUED         SECURITIES     THE NOTES      THE NOTES         THE NOTES
----------------------------------------------------------------------------------------------------------

NATIONSBANK
Capital Trust I            December 1996             $600           $619           7.84 %   December 2026
Capital Trust II           December 1996              365            376           7.83     December 2026
Capital Trust III          February 1997              500            516    3-mo. LIBOR     January 2027
                                                                                +55 bps
Capital Trust IV           April 1997                 500            516           8.25     April 2027

BANKAMERICA
Institutional Capital A    November 1996              450            464           8.07     December 2026
Institutional Capital B    November 1996              300            309           7.70     December 2026
Capital I                  December 1996              300            309           7.75     December 2026
Capital II                 December 1996              450            464           8.00     December 2026
Capital III                January 1997               400            412    3-mo. LIBOR     January 2027
                                                                                +57 bps
Capital IV                 February 1998              350            361           7.00     March 2028


BARNETT
Capital I                  November 1996              300            309           8.06     December 2026
Capital II                 December 1996              200            206           7.95     December 2026
Capital III                January 1997               250            258    3-mo. LIBOR     February 2027
                                                                              +62.5 bps
                                             -------------  -------------
TOTAL                                              $4,965         $5,119
                                             =============  =============



        For additional information on trust preferred securities, see NOTE NINE of the Corporation's 1998 Annual Report on Form 10-K on pages 71-72.
        At March 31, 1999, the Corporation had commercial paper back-up lines of credit totaling $1.1 billion, of which $669 million expires in October 1999 and $479 million expires in October 2002. In addition, the Corporation had a $1.6 billion line of credit which expires in May 2001. At March 31, 1999, there were no amounts outstanding under these credit facilities. These lines were supported by fees paid to unaffiliated banks.
        As of March 31, 1999, the Corporation had the authority to issue approximately $6.7 billion of corporate debt and other securities under its existing shelf registration statement.
        Under a joint Euro medium-term note program, the Corporation and NationsBank, N.A. may offer an aggregate of $8.5 billion of senior long-term debt or, in the case of the Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. The Corporation uses foreign currency contracts to convert certain foreign-denominated debt into the economic equivalent of U.S. dollars. On March 31, 1999,

$3.7 billion of notes were outstanding under this program. On March 31, 1999, $3.5 billion of notes were outstanding under the former BankAmerica program, which was terminated in connection with the Merger. As of March 31, 1999, the Corporation and NationsBank, N.A. had the authority to issue approximately $4.8 billion in the aggregate of debt securities under the current program.

In the first quarter of 1999, NationsBank, N.A. issued $2.0 billion in senior long-term bank notes, with maturities in 2000 and 2001. Of the $2.0 billion issued, $200 million with fixed rates ranging from 4.97 percent to 5.16 percent was converted to floating rates through interest rate swaps at spreads ranging from 12 to 14 basis points below three-month LIBOR. Of the remaining $1.8 billion issued, $279 million was issued at fixed rates ranging from 4.90 percent to 5.26 percent. The remaining $1.5 billion was issued at floating rates of 5 basis points below three-month LIBOR, 5 basis points below one-month LIBOR, 9 basis points below one-month LIBOR and 283 basis points below the prime rate.

During the first quarter of 1999, Bank of America, F.S.B. received advances from the Federal Home Loan Bank totaling $1.3 billion, with maturities ranging from 2004 to 2029. Of the $1.3 billion in advances, $680 million bears interest at floating rates ranging from 1 basis point below three-month LIBOR to three-month LIBOR. The remaining $604 million bears interest at fixed rates ranging from
5.39 percent to 6.64 percent.

From April 1, 1999 through May 13, 1999, NationsBank, N.A. issued $2.0 billion of long-term bank notes and Bank of America F.S.B. received advances from the Federal Home Loan Bank totaling $202 million.

From April 1, 1999 through May 13, 1999, the Corporation issued $565 million of long-term debt.

On April 22, 1999, the Securities and Exchange Commission declared effective Main Place Funding LLC's registration statement for the issuance of up to $5.0 billion of securities.

NOTE SIX - COMMITMENTS AND CONTINGENCIES

CREDIT EXTENSION COMMITMENTS
        The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following summarizes outstanding commitments to extend credit:



                                                           MARCH 31        December 31
(DOLLARS IN MILLIONS)                                        1999              1998
----------------------------------------------------------------------------------------

Credit card commitments                               $        66,144    $       67,018
Other loan commitments                                        239,811           234,453
Standby letters of credit and financial guarantees             32,445            33,311
Commercial letters of credit                                    3,147             3,035




DERIVATIVES

ASSET AND LIABILITY MANAGEMENT (ALM) ACTIVITIES
        The following table outlines the notional amount and fair value of the Corporation's ALM contracts on March 31, 1999 and December 31, 1998. This table should be read in conjunction with the Off-Balance Sheet section on pages 29 through 33 and NOTE ELEVEN of the Corporation's 1998 Annual Report on Form 10-K.


                                               MARCH 31, 1999            December 31, 1998
                                           -----------------------------------------------------
                                            NOTIONAL        FAIR      Notional         Fair
(DOLLARS IN MILLIONS)                        AMOUNT         VALUE      Amount         Value
------------------------------------------------------------------------------------------------

Interest rate contracts:
    Receive fixed swaps                      $ 65,466          $ 788    $ 60,450        $ 1,958
    Pay fixed swaps                            24,441           (673)     25,770         (1,006)
                                           -----------------------------------------------------
         Net receive fixed                     41,025            115      34,680            952
    Basis swaps                                 9,286             (9)      7,736            (10)
                                           -----------------------------------------------------
         Total net swap position               50,311            106      42,416            942
    Futures and forward contracts                   -              -       6,348              2
    Option products                            32,185            (54)     26,836            (46)
                                           -----------------------------------------------------
        Total interest rate contracts(1)                        $ 52                      $ 898
                                                               =======                 =========
(1) NOT MEANINGFUL TO SUM NOTIONAL AMOUNTS OF DIFFERENT OFF-BALANCE SHEET
PRODUCTS.




CREDIT RISK ASSOCIATED WITH DERIVATIVE-DEALER ACTIVITIES
        The table on page 13 presents the notional or contract amounts on March 31, 1999 and December 31, 1998 and the credit risk amounts (the net replacement cost of contracts in a gain position) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market. This table should be read in conjunction with the Off-Balance Sheet section on pages 29 through 33 and NOTE ELEVEN of the Corporation's 1998 Annual Report on Form 10-K. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. The credit risk presented in the following table does not consider the value of any collateral, but generally takes into consideration the effects of legally enforceable master netting agreements.


DERIVATIVE-DEALER POSITIONS


(DOLLARS IN MILLIONS)                         MARCH 31,1999          December 31, 1998
-------------------------------------------------------------------------------------------
                                           CONTRACT/     CREDIT    Contract/     Credit
                                           NOTIONAL       RISK      Notional      Risk
-------------------------------------------------------------------------------------------

Interest rate contracts:
    Swaps                                   $1,670,422    $ 4,987  $ 1,539,862     $ 5,470
    Futures and forwards                       744,053        176      808,284         290
    Written options                            400,068          -      494,608           -
    Purchased options                          488,768      2,110      615,492       2,125
Foreign exchange contracts:
    Swaps                                       35,697      1,185       37,357       1,403
    Spot, futures and forwards                 616,551      3,221      623,977       5,136
    Written options                             50,887          -       56,287           -
    Purchased options                           46,463        578       53,426         703
Commodity and other contracts:
    Swaps                                        7,163        631        5,685         370
    Futures and forwards                        24,375          -        5,292           -
    Written options                             27,351          -       22,382           -
    Purchased options                           27,712      1,277       22,134         989
                                                       -----------             ------------
      Total before cross product netting                   14,165                   16,486
      Cross product netting                                 1,827                    1,274
                                                       -----------             ------------
      Net replacement cost                                $12,338                 $ 15,212
                                                       ===========             ============


        The table above includes both long and short derivative-dealer positions. The average fair value of derivative-dealer assets for the three months ended March 31, 1999 and for the twelve months ended December 31, 1998 was $14.9 billion and $14.3 billion, respectively. The average fair value of derivative-dealer liabilities for the three months ended March 31, 1999 and for the twelve months ended December 31, 1998 was $15.5 billion and $13.3 billion, respectively. The fair value of derivative-dealer assets at March 31, 1999 and December 31, 1998 was $13.6 billion and $16.4 billion, respectively. The fair value of derivative-dealer liabilities at March 31, 1999 and December 31, 1998 was $14.4 billion and $16.8 billion, respectively.

        The Corporation uses credit derivatives to diversify credit risk and lower its risk portfolio by transferring the exposure of an underlying credit to another counterparty. The Corporation also uses credit derivatives to generate revenue by taking on exposure to underlying credits. On the client side, the Corporation provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The majority of the Corporation's credit derivative positions consist of credit default swaps and total return swaps. As of March 31, 1999 and December 31, 1998, the Corporation had a notional amount of $14.1 billion and $16.9 billion, respectively, in credit derivatives.

WHEN-ISSUED SECURITIES
        On March 31, 1999, the Corporation had commitments to purchase and sell when-issued securities of $16.5 billion and $25.3 billion, respectively. On December 31, 1998, the Corporation had commitments to purchase and sell when-issued securities of $1.3 billion and $2.4 billion, respectively.

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

         The Corporation's predecessor, BankAmerica and certain of its subsidiaries, including Bank of America NT&SA, were named in one such suit by the City of San Francisco and several related public entities, and by the State of California, in an action entitled State of California, etc ex rel Stull v. Bank of America NT&SA, et. al. (No. 968-484).The case was instituted on April 1, 1995 in the Superior Court for the City and County of San Francisco. The City of San Francisco and related public entities intervened in the case on May 1, 1997, and the State of California took over prosecution of the case on May 5, 1997. The chief allegation of this suit is that Bank of America NT&SA and its predecessors retained unclaimed funds related to bonds and coupons that were not presented by bondholders rather than returning them to certain bond issuers or escheating such funds to the State. The suit also alleges False Claims Act exposure for alleged fee overcharges and claims that Bank of America NT&SA and its predecessors improperly invested bond program funds. On November 12, 1998, the plaintiffs and the Corporation and its named subsidiaries settled this suit whereby the Corporation and its named subsidiaries agreed to pay $187.5 million to the plaintiffs. The settlement has been approved by the court.

         The Corporation and certain present and former officers and directors have been named as defendants in 24 uncertified class actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses related to D.E. Shaw & Co., L.P. until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The uncertified classes consist generally of persons who were shareholders of NationsBank or BankAmerica on September 30, 1998, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar uncertified class actions (including one limited to California residents) are pending in California state court, alleging violations of the California Corporations Code and other state laws. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

         Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

NOTE SEVEN - BUSINESS SEGMENT INFORMATION

        Management reports the results of operations of the Corporation through four business segments: CONSUMER BANKING, which provides comprehensive retail banking services to individuals and small businesses through multiple delivery channels; COMMERCIAL BANKING, which provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million; GLOBAL CORPORATE AND INVESTMENT BANKING, which provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, capital markets and financial advisory services to domestic and international corporations, financial institutions and government entities; and PRINCIPAL INVESTING AND WEALTH MANAGEMENT, which includes direct equity investments in businesses and investments in general partnership funds, the Private Bank which provides asset management, banking and trust services for high net worth clients both in the US and internationally, and Wealth Management, which provides full service and discount brokerage, investment advisory and investment management, as well as advisory services for the Corporation's affiliated family of mutual funds.
        The following table includes revenues and net income for the three months ended March 31, 1999 and assets as of March 31, 1999 for each business segment:




   (DOLLARS IN MILLIONS)                      REVENUES   NET INCOME   ASSETS
   ----------------------------------------------------------------------------
   Consumer Banking                              $ 4,317      $ 873   $283,724
   Commercial Banking                                717        197     70,139
   Global Corporate and Investment Banking         2,040        492    240,279
   Principal Investing and Wealth Management         685        209     24,863
   ----------------------------------------------------------------------------
      TOTAL                                      $ 7,759    $ 1,771   $619,005
   ============================================================================


        There were no material intersegment revenues between the four business segments.

        A reconciliation of the total of the segments' net income to consolidated net income follows:


                                                  THREE MONTHS
                                                     ENDED
   (DOLLARS IN MILLIONS)                         MARCH 31, 1999
   -----------------------------------------------------------------
   Segments' net income                          $ 1,771
   Adjustments, net of taxes:
      Gains on sales of securities                    81
      Earnings associated with unassigned capital     67
      Other                                           (5)
   -----------------------------------------------------------------
        CONSOLIDATED NET INCOME                  $ 1,914
   =================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

        ON SEPTEMBER 25, 1998, BANKAMERICA CORPORATION REINCORPORATED IN DELAWARE AND ON SEPTEMBER 30, 1998, NATIONSBANK CORPORATION (NATIONSBANK) COMPLETED ITS MERGER WITH THE FORMER BANKAMERICA CORPORATION (BANKAMERICA) AND CHANGED ITS NAME TO "BANKAMERICA CORPORATION". ON APRIL 28, 1999, BANKAMERICA CORPORATION CHANGED ITS NAME TO BANK OF AMERICA CORPORATION (THE CORPORATION). IN ADDITION, ON JANUARY 9, 1998, THE CORPORATION COMPLETED ITS MERGER WITH BARNETT BANKS, INC. (BARNETT). THE BANKAMERICA AND BARNETT MERGERS WERE EACH ACCOUNTED FOR AS A POOLING OF INTERESTS AND, ACCORDINGLY, ALL FINANCIAL INFORMATION HAS BEEN RESTATED FOR ALL PERIODS PRESENTED.
        THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES AND INCLUDE INFORMATION ABOUT POSSIBLE OR ASSUMED FUTURE RESULTS OF OPERATIONS. MANY POSSIBLE EVENTS OR FACTORS COULD AFFECT THE FUTURE FINANCIAL RESULTS AND PERFORMANCE OF THE CORPORATION. THIS COULD CAUSE RESULTS OR PERFORMANCE TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OUR FORWARD-LOOKING STATEMENTS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "BELIEVES", "ESTIMATES", VARIATIONS OF SUCH WORDS AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS WHICH ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN, OR IMPLIED BY, SUCH FORWARD-LOOKING STATEMENTS. READERS OF THE CORPORATION'S FORM 10-Q SHOULD NOT RELY SOLELY ON THE FORWARD-LOOKING STATEMENTS AND SHOULD CONSIDER ALL UNCERTAINTIES AND RISKS DISCUSSED THROUGHOUT THIS REPORT, AS WELL AS THOSE DISCUSSED IN THE CORPORATION'S 1998 ANNUAL REPORT ON FORM 10-K FILED MARCH 22, 1999. THESE STATEMENTS ARE REPRESENTATIVE ONLY ON THE DATE HEREOF, AND THE CORPORATION UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS MADE.
        THE POSSIBLE EVENTS OR FACTORS INCLUDE THE FOLLOWING: THE CORPORATION'S LOAN GROWTH IS DEPENDENT ON ECONOMIC CONDITIONS, AS WELL AS VARIOUS DISCRETIONARY FACTORS, SUCH AS DECISIONS TO SECURITIZE, SELL, OR PURCHASE CERTAIN LOANS OR LOAN PORTFOLIOS; SYNDICATIONS OR PARTICIPATIONS OF LOANS; RETENTION OF RESIDENTIAL MORTGAGE LOANS; THE MANAGEMENT OF BORROWER, INDUSTRY, PRODUCT AND GEOGRAPHIC CONCENTRATIONS AND THE MIX OF THE LOAN PORTFOLIO. THE RATE OF CHARGE-OFFS AND PROVISION EXPENSE CAN BE AFFECTED BY LOCAL, REGIONAL AND INTERNATIONAL ECONOMIC AND MARKET CONDITIONS, CONCENTRATIONS OF BORROWERS, INDUSTRIES, PRODUCTS AND GEOGRAPHIC LOCATIONS, THE MIX OF THE LOAN PORTFOLIO AND MANAGEMENT'S JUDGMENTS REGARDING THE COLLECTIBILITY OF LOANS. LIQUIDITY REQUIREMENTS MAY CHANGE AS A RESULT OF FLUCTUATIONS IN ASSETS AND LIABILITIES AND OFF-BALANCE SHEET EXPOSURES, WHICH WILL IMPACT THE CAPITAL AND DEBT FINANCING NEEDS OF THE CORPORATION AND THE MIX OF FUNDING SOURCES. DECISIONS TO PURCHASE, HOLD OR SELL SECURITIES ARE ALSO DEPENDENT ON LIQUIDITY REQUIREMENTS AND MARKET VOLATILITY, AS WELL AS ON- AND OFF-BALANCE SHEET POSITIONS. FACTORS THAT MAY IMPACT INTEREST RATE RISK INCLUDE LOCAL, REGIONAL AND INTERNATIONAL ECONOMIC CONDITIONS, LEVELS, MIX, MATURITIES, YIELDS OR RATES OF ASSETS AND LIABILITIES, UTILIZATION AND EFFECTIVENESS OF INTEREST RATE CONTRACTS AND THE WHOLESALE AND RETAIL FUNDING SOURCES OF THE CORPORATION. FACTORS THAT MAY CAUSE ACTUAL NONINTEREST EXPENSE TO DIFFER FROM ESTIMATES INCLUDE THE ABILITY OF THIRD PARTIES WITH WHOM THE CORPORATION HAS BUSINESS RELATIONSHIPS TO FULLY ACCOMODATE THE EURO CONVERSION, UNCERTAINTIES RELATING TO THE CORPORATION'S EFFORTS TO PREPARE ITS TECHNOLOGY SYSTEMS AND NON-INFORMATION TECHNOLOGY SYSTEMS FOR THE YEAR 2000, AS WELL AS UNCERTAINTIES RELATING TO THE ABILITY OF THIRD PARTIES WITH WHOM THE CORPORATION HAS BUSINESS RELATIONSHIPS TO ADDRESS THE YEAR 2000 ISSUE IN A TIMELY AND ADEQUATE MANNER. THE CORPORATION IS ALSO EXPOSED TO THE POTENTIAL OF LOSSES ARISING FROM ADVERSE CHANGES IN MARKET RATES AND PRICES WHICH CAN ADVERSELY IMPACT THE VALUE OF FINANCIAL PRODUCTS, INCLUDING SECURITIES, LOANS, DEPOSITS, DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS, SUCH AS FUTURES, FORWARDS, SWAPS, OPTIONS AND OTHER FINANCIAL INSTRUMENTS WITH SIMILAR CHARACTERISTICS.
        IN ADDITION, THE BANKING INDUSTRY IN GENERAL IS SUBJECT TO VARIOUS MONETARY AND FISCAL POLICIES AND REGULATIONS, WHICH INCLUDE THOSE DETERMINED BY THE FEDERAL RESERVE BOARD, THE OFFICE OF THE COMPTROLLER OF THE CURRENCY (OCC), FEDERAL DEPOSIT INSURANCE CORPORATION, STATE REGULATORS AND THE OFFICE OF THRIFT SUPERVISION, WHICH POLICIES AND REGULATIONS COULD AFFECT THE CORPORATION'S RESULTS. OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER FROM THE FORWARD-LOOKING STATEMENTS INCLUDE THE FOLLOWING: COMPETITION WITH OTHER LOCAL, REGIONAL AND INTERNATIONAL BANKS, SAVINGS AND LOAN ASSOCIATIONS, CREDIT UNIONS AND OTHER NON-BANK FINANCIAL INSTITUTIONS, SUCH AS INVESTMENT BANKING FIRMS, INVESTMENT ADVISORY FIRMS, BROKERAGE FIRMS, MUTUAL FUNDS AND INSURANCE COMPANIES, AS WELL AS OTHER ENTITIES WHICH OFFER FINANCIAL SERVICES, LOCATED BOTH WITHIN AND

OUTSIDE THE UNITED STATES; INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; INFLATION; MARKET VOLATILITY; GENERAL ECONOMIC CONDITIONS AND ECONOMIC CONDITIONS IN THE GEOGRAPHIC REGIONS AND INDUSTRIES IN WHICH THE CORPORATION OPERATES; INTRODUCTION AND ACCEPTANCE OF NEW BANKING-RELATED PRODUCTS, SERVICES AND ENHANCEMENTS; FEE PRICING STRATEGIES, MERGERS AND ACQUISITIONS AND THEIR INTEGRATION INTO THE CORPORATION AND MANAGEMENT'S ABILITY TO MANAGE THESE AND OTHER RISKS.


EARNINGS REVIEW

        TABLE ONE presents a comparison of selected operating results for the three months ended March 31, 1999 and 1998. Significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.
        Net income for the first quarter of 1999 increased 44 percent to $1.91 billion from $1.33 billion in the first quarter of 1998. Earnings per common share and diluted earnings per common share were $1.10 and $1.08, respectively, for the first quarter of 1999, compared to $0.77 and $0.75, respectively, in the first quarter of 1998. Excluding a merger-related charge of $900 million ($642 million, net of tax), net income for the first quarter of 1998 was $1.97 billion, earnings per common share were $1.14 and diluted earnings per common share were $1.11. See NOTE TWO of the consolidated financial statements on page 6 for additional information on merger-related activity.

KEY PERFORMANCE HIGHLIGHTS FOR THE FIRST QUARTER OF 1999 WERE:
o Taxable-equivalent net interest income of $4.65 billion in the first quarter of 1999 was at the same level as the first quarter of 1998. The net interest yield decreased to 3.58 percent in the first quarter of 1999 compared to
    3.81 percent in the first quarter of 1998 due to higher levels of investment securities, which have a lower yield than loans, and a decrease in the spreads between loans and deposits.

o The provision for credit losses remained unchanged at $510 million for the quarters ended March 31, 1999 and 1998. Net charge-offs totaled $519 million in the first quarter of 1999 compared to $516 million for the same period in 1998, while net charge-offs as a percentage of average loans and leases decreased to 0.58 percent for the first quarter of 1999 compared to 0.61 percent for the first quarter of 1998. Higher total commercial net charge-offs were offset by lower net charge-offs in the consumer loan portfolio. Nonperforming assets on March 31, 1999 increased to $3.1 billion compared to $2.8 billion at December 31, 1998, the result of higher commercial nonperforming loans.

o Noninterest income decreased 8 percent to $3.2 billion in the first quarter of 1999 compared to $3.5 billion in the first quarter of 1998. This decrease was primarily attributable to lower levels of investment banking income, mortgage servicing income and other income. The decrease was partially offset by higher levels of income from trading account profits and fees, credit card income and deposit account service charges.

o Other noninterest expense decreased 5 percent to $4.5 billion in the first quarter of 1999 compared to $4.7 billion in the first quarter of 1998. This decrease was attributable to merger-related savings resulting in lower levels of personnel expense, professional fees, other general operating expense and general administrative expense.

o Cash basis ratios, which measure operating performance excluding goodwill and other intangible assets and the related amortization expense, improved with cash basis diluted earnings per common share increasing by 38 percent to $1.20 for the first quarter of 1999 compared to $0.87 for the same period a year ago. Excluding merger-related charges, cash basis diluted earnings per common share were $1.20 and $1.24 for the first quarter of 1999 and 1998, respectively. For the three months ended March 31, 1999, return on average tangible common shareholders' equity excluding merger-related charges increased to 27.44 percent compared to 23.02 percent for the same period in 1998. Excluding merger-related charges, return on average tangible common shareholders' equity was 27.44 and 32.57 for the first three months of 1999 and 1998, respectively.

o The cash basis efficiency ratio excluding merger-related charges was 53.76 percent in the first quarter of 1999, an improvement of 116 basis points from the first quarter of 1998, primarily due to the $251 million decrease in other noninterest expense in the first three months of 1999.

TABLE ONE
SELECTED OPERATING RESULTS

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31
                                                                                 ----------------------------
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE INFORMATION)                                     1999          1998
-------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Interest income                                                                  $       9,201   $      9,705
Interest expense                                                                         4,601          5,086
Net interest income                                                                      4,600          4,619
Net interest income (taxable-equivalent)                                                 4,645          4,659
Provision for credit losses                                                                510            510
Gains on sales of securities                                                               130            213
Noninterest income                                                                       3,223          3,493
Merger-related charges                                                                       -            900
Other noninterest expense                                                                4,453          4,704
Income before income taxes                                                               2,990          2,211
Income tax expense                                                                       1,076            880
Net income                                                                               1,914          1,331
Net income available to common shareholders                                              1,912          1,320
Net income (excluding merger-related charges)                                            1,914          1,973
Average common shares issued and outstanding (in thousands)                          1,737,562      1,724,490
PER COMMON SHARE
Earnings                                                                         $        1.10   $        .77
Earnings (excluding merger-related charges)                                               1.10           1.14
Diluted earnings                                                                          1.08            .75
Diluted earnings (excluding merger-related charges)                                       1.08           1.11
Cash dividends paid                                                                        .45            .38
Shareholders' equity (period-end)                                                        26.86          25.72
BALANCE SHEET (PERIOD-END)
Total loans and leases                                                                 363,102        341,219
Total assets                                                                           614,245        580,211
Total deposits                                                                         343,317        344,447
Long-term debt                                                                          50,899         43,633
Common shareholders' equity                                                             46,761         44,430
Total shareholders' equity                                                              46,831         45,104
PERFORMANCE RATIOS
Return on average assets                                                                  1.27  %         .93  %
Return on average assets (excluding merger-related charges)                               1.27           1.38
Return on average common shareholders' equity                                            16.78          12.46
Return on average common shareholders' equity (excluding merger-related charges)         16.78          18.52
Efficiency ratio (excluding merger-related charges)                                      56.59          57.72
Total equity to total assets (period-end)                                                 7.62           7.77
Total average equity to total average assets                                              7.59           7.54
Dividend payout ratio                                                                    40.90          45.30
RISK-BASED CAPITAL RATIOS (PERIOD-END) (1)
Tier 1                                                                                    7.40           6.80
Total                                                                                    11.17          11.19
Leverage capital ratio                                                                    6.47           5.64
CASH BASIS FINANCIAL DATA (2)
Earnings per common share                                                        $        1.23   $        .90
Earnings per common share (excluding merger-related charges)                              1.23           1.27
Diluted earnings per common share                                                         1.20            .87
Diluted earnings per common share (excluding merger-related charges)                      1.20           1.24
Return on average tangible assets                                                         1.46  %        1.12  %
Return on average tangible assets (excluding merger-related charges)                      1.46           1.59
Return on average tangible common shareholders' equity                                   27.44          23.02
Return on average tangible common shareholders' equity
  (excluding merger-related charges)                                                     27.44          32.57
Efficiency ratio (excluding merger-related charges)                                      53.76          54.92
Tangible equity to tangible assets (period-end)                                           5.38           5.22
MARKET PRICE PER SHARE OF COMMON STOCK
Closing price                                                                    $     70  5/8   $   72 15/16
High for the period                                                                    74  1/2        75  1/8
Low for the period                                                                     59  1/2        56  1/4



(1) RATIOS FOR 1998 HAVE NOT BEEN RESTATED TO REFLECT THE IMPACT OF THE BANKAMERICA MERGER.
(2) CASH BASIS CALCULATIONS EXCLUDE GOODWILL AND OTHER
    INTANGIBLE ASSETS AND THE RELATED AMORTIZATION EXPENSE.

--------------------------------------------------------------------------------

BUSINESS SEGMENT OPERATIONS

        The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation's operations through four business segments: CONSUMER BANKING, COMMERCIAL BANKING, GLOBAL CORPORATE AND INVESTMENT BANKING, and PRINCIPAL INVESTING AND WEALTH MANAGEMENT.
        The business segments summarized in TABLE TWO are primarily managed with a focus on various performance objectives including net income, return on average equity and operating efficiency. These performance objectives are also presented on a cash basis, which excludes the impact of goodwill and other intangible assets and related amortization expense. The net interest income of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business segment based on an assessment of its inherent risk.
        See NOTE SEVEN of the consolidated financial statements on page 15 for additional business segment information, including adjustments and a reconciliation to consolidated net income.

CONSUMER BANKING
        The CONSUMER BANKING segment provides comprehensive retail banking services to individuals and small businesses through multiple delivery channels including approximately 4,700 banking centers and 14,000 automated teller machines (ATMs). These banking centers and ATMs are located principally throughout the Corporation's franchise and serve approximately 30 million households in 22 states and the District of Columbia. This segment also provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and personal computer, student lending and certain insurance services. The consumer finance component provides mortgage, home equity and automobile loans to consumers, retail finance programs to dealers and lease financing to purchasers of new and used cars.
        CONSUMER BANKING'S earnings increased 6 percent to $873 million in the first three months of 1999 compared to the first three months of 1998. Taxable-equivalent net interest income decreased 3 percent to $2.9 billion, primarily reflecting the impact of securitizations, partially offset by average loan growth. As the Corporation continues to securitize loans, its role becomes that of a servicer and the servicing income, as well as the gains on securitizations, are reflected in noninterest income. Excluding the impact of securitizations, acquisitions and divestitures, average total loans and leases in the first three months of 1999 increased approximately 13 percent over average levels in the first three months of 1998. Average total deposits for the first three months of 1999 of $230.9 billion were essentially unchanged compared to the first three months of 1998. The net interest yield decreased 18 basis points in the first three months of 1999, reflecting an increase in lower earning assets and spread compression on loans and deposits.
        The provision for credit losses in the first three months of 1999 decreased $45 million to $308 million from $353 million in the same period during 1998 resulting from charge-offs of lower quality assets.
        Noninterest income in CONSUMER BANKING declined 7 percent to $1.4 billion in the first three months of 1999 due to lower mortgage servicing and production fees and lower other income. Mortgage servicing and production fees decreased primarily due to higher amortization expense.
        Noninterest expense decreased 7 percent to $2.6 billion due to reductions primarily in personnel expense, professional fees, other general operating expense and processing expense. These decreases mainly reflect the successful attainment of merger-related savings. The cash basis efficiency ratio was 56.9 percent, an improvement of approximately 200 basis points over the first three months of 1998. The return on tangible equity increased to 28 percent for the first three months of 1999 compared to 26 percent for the same period in 1998.

COMMERCIAL BANKING
        The COMMERCIAL BANKING segment provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million. Services provided include commercial lending, treasury and cash management services, asset-backed lending and factoring. Also included in this segment are the Corporation's commercial finance operations which provide: equipment loans and leases, loans for debt restructuring, mergers and working capital, real estate and health care financing and inventory financing to manufacturers, distributors and dealers.
        COMMERCIAL BANKING'S earnings decreased 21 percent to $197 million in the first three months of 1999 compared to $248 million in the first three months of 1998. Taxable-equivalent net interest income decreased $28 million from the comparable period in 1998, primarily reflecting lower yields on earning assets. COMMERCIAL BANKING'S average managed loan and lease portfolio during the first three months of 1999 increased 2 percent to $55.6 billion compared to the first three months of 1998.
        The provision for credit losses in the first quarter of 1999 of $47 million increased from $22 million in the first quarter of 1998, primarily attributable to an increase in charge-offs.
        Noninterest income remained essentially unchanged at $180 million. Noninterest expense for the period increased 10 percent to $363 million primarily due to increases in other general operating expense and processing/support costs. The cash basis efficiency ratio increased approximately 630 basis points to 47.4 percent. The return on tangible equity decreased to 23 percent from 26 percent.

------------------------------------------------------------------------------------------------------------------
  TABLE TWO
  BUSINESS SEGMENT SUMMARY
  For the Three Months Ended March 31
                                             CONSUMER         COMMERCIAL    GLOBAL CORPORATE AND  PRINCIPAL INVESTING AND
                                             BANKING           BANKING       INVESTMENT BANKING      WEALTH MANAGEMENT
                                          ------------------------------------ ---------------------------------------
  (DOLLARS IN MILLIONS)                   1999      1998    1999     1998     1999      1998      1999      1998
  --------------------------------------------------------------------------------------------------------------------
  Net interest income (taxable-equivalent)$2,919    $2,996    $ 537   $ 565     $ 960     $ 944     $ 122     $ 111
  Noninterest income                       1,398     1,499      180     182     1,080     1,123       563       576
  --------------------------------------------------------------------------------------------------------------------
    TOTAL REVENUE                          4,317     4,495      717     747     2,040     2,067       685       687
  Provision for credit losses                308       353       47      22       132       136        23        (1)
  Gains on sale of securities                  1         5        -       -         -         2         -         -
  Noninterest expense                      2,594     2,792      363     330     1,165     1,200       330       390
  --------------------------------------------------------------------------------------------------------------------
  Income before income taxes               1,416     1,355      307     395       743       733       332       298
  Income tax expense                         543       528      110     147       251       268       123       111
  --------------------------------------------------------------------------------------------------------------------
    NET INCOME                             $ 873     $ 827    $ 197   $ 248     $ 492     $ 465     $ 209     $ 187
  ====================================================================================================================

  Cash basis earnings (1)                 $1,010     $ 971    $ 219   $ 272     $ 526     $ 500     $ 215     $ 192

  Net interest yield                        4.54%     4.72%    3.38%   3.59%     1.94%     2.14%     2.47%     3.28%

  Average equity to average assets          6.61      7.15     6.72    7.35      5.22      5.64     12.46     13.57

  Return on average equity                    19        17       17      20        16        15        29        33
  Return on tangible equity (1)               28        26       23      26        19        19        32        37

  Efficiency ratio                           60.1      62.1     50.6    44.2      57.1      58.1      48.2      56.8
  Cash basis efficiency ratio (1)            56.9      58.9     47.4    41.1      55.4      56.4      47.3      56.0

  Average:
    Total loans and leases               $176,513  $170,461  $55,585 $55,850  $112,121  $102,569   $18,214   $13,228
    Total deposits                        230,901   230,807   21,596  20,161    73,327    62,810    13,285    11,731
    Total assets                          283,687   282,696   70,398  69,987   242,352   217,101    23,649    16,877

  Period-end:
    Total loans and leases                180,393   170,043   55,499  55,299   110,734   102,761    18,831    13,511
    Total deposits                        232,273   233,728   21,563  20,549    73,199    65,129    13,332    11,701
    Total assets                          283,724   282,712   70,139  71,554   240,279   216,468    24,863    19,014


  (1) CASH BASIS CALCULATIONS EXCLUDE GOODWILL AND OTHER INTANGIBLE ASSETS AND THE RELATED AMORTIZATION EXPENSE.

--------------------------------------------------------------------------------

GLOBAL CORPORATE AND INVESTMENT BANKING

        The GLOBAL CORPORATE AND INVESTMENT BANKING segment provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, investment banking, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions:
U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, cash management, foreign exchange, leasing, leveraged finance, project finance, real estate, senior bank debt, structured finance and trade services. On May 17, 1999, NationsBanc Montgomery Securities LLC, the GLOBAL CORPORATE AND INVESTMENT BANKING segment's Section 20 subsidiary was renamed Banc of America Securities LLC. It is a primary dealer of

U.S. Government Securities, underwrites and makes markets in equity securities, and underwrites and deals in high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed and asset-backed securities, federal agencies securities and municipal securities. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services and private placements are also provided through Banc of America Securities LLC. Additionally, GLOBAL CORPORATE AND INVESTMENT BANKING is a market maker in derivative products which include swap agreements, option contracts, forward settlement contracts, financial futures, and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, GLOBAL CORPORATE AND INVESTMENT BANKING takes positions to support client demands and its own account.

        GLOBAL CORPORATE AND INVESTMENT BANKING'S net income increased 6 percent to $492 million in the first three months of 1999 compared to $465 million in the first three months of 1998. Taxable-equivalent net interest income for the first three months of 1999 increased 2 percent to $960 million compared to $944 million in the first three months of 1998 primarily due to lower costs of funds. The average managed loan and lease portfolio increased 10 percent to $116.5 billion in the first three months of 1999 compared to $106.2 billion in the first three months of 1998.
        The provision for credit losses remained essentially unchanged at $132 million in the first three months of 1999 compared to $136 million in the first three months of 1998.
        Noninterest income for the first three months of 1999 declined 4 percent to $1.1 billion over the first three months of 1998, reflecting lower investment banking fees, brokerage income and other income partially offset by an increase in trading account profits and fees. The decrease in investment banking fees and brokerage income is partially attributable to the sale of the investment banking operations of Robertson Stephens in the third quarter of 1998.
        Noninterest expense decreased 3 percent, due primarily to decreased personnel expenses. The cash basis efficiency ratio improved to 55.4 percent in the first three months of 1999 compared to 56.4 percent for the first three months of 1998. The return on tangible equity remained unchanged at 19 percent.

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

        PRINCIPAL INVESTING AND WEALTH MANAGEMENT earned $209 million in the first three months of 1999 compared to $187 million in the first three months of 1998, an increase of 12 percent. Taxable-equivalent net interest income for the first three months of 1999 increased 10 percent to $122 million compared to $111 million in the first three months of 1998, reflecting increased loan volumes partially offset by increased funding costs. The average loan and lease portfolio for the first three months of 1999 increased 38 percent to $18.2 billion compared to $13.2 billion in the same period during 1998.
        The provision for credit losses in the first quarter of 1999 increased $24 million from the first quarter of 1998 due to portfolio growth, as well as an increase in charge-offs.
        Noninterest income fell 2 percent to $563 million over the first three months of 1998. Investment banking fees decreased due to more favorable market conditions in the first quarter of 1998. Asset management fees and brokerage income had strong core revenue growth in the first quarter of 1999 which was somewhat mitigated by the sale of the investment management operations of Robertson Stephens.
        Noninterest expense decreased 15 percent to $330 million, due primarily to lower personnel expense, professional fees, other general operating expense and processing/support costs. The cash basis efficiency ratio improved approximately 870 basis points to 47.3 percent. The return on tangible equity decreased to 32 percent for the first three months of 1999 from 37 percent for the first three months of 1998.

RESULTS OF OPERATIONS
NET INTEREST INCOME

        An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the most recent five quarters is presented in TABLE THREE.
        Taxable-equivalent net interest income of $4.65 billion in the first quarter of 1999 was largely unchanged from the first quarter of 1998. Managed loan growth, increases in core funding levels and the impact of deposit pricing initiatives were offset by the impact of securitizations, divestitures, asset sales and spread compression on loans and deposits. As the Corporation continues to securitize loans, its role becomes that of a servicer and the servicing income, as well as the gains on securitizations, are reflected in noninterest income.
        Average earning assets increased nearly $30 billion from the first quarter of 1998 to $523.7 billion in the first quarter of 1999, primarily due to loan growth and an increase in investment securities. Loan yields in the first quarter of 1999 declined 82 basis points from the first quarter of 1998, primarily reflecting lower market interest rates and a change in loan mix. The change in mix resulted from strong growth in both consumer and commercial products.
        The net interest yield decreased 23 basis points to 3.58 percent in the first quarter of 1999 compared to 3.81 percent in the first quarter of 1998, primarily due to higher levels of investment securities and spread compression.
        Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentrations.

PROVISION FOR CREDIT LOSSES

        The provision for credit losses remained constant at $510 million for the first three months of 1999 and 1998. Total net charge-offs were essentially covered by the provision for credit losses. Higher total commercial domestic net charge-offs were offset by lower net charge-offs in the total consumer loan portfolio. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories see the "Allowance for Credit Losses" and "Concentrations of Credit Risk" sections.

GAINS ON SALES OF SECURITIES

        Gains on sales of securities were $130 million and $213 million in the first quarter of 1999 and 1998, respectively. Securities gains were lower in 1999 as a result of decreased activity connected with the Corporation's overall risk management activity and less favorable market conditions for certain debt instruments.



 TABLE THREE
 QUARTERLY TAXABLE-EQUIVALENT DATA

 (DOLLARS IN MILLIONS)                                  First Quarter 1999            Fourth Quarter 1998
 ---------------------------------------             --------------------------------------------------------
                                                    Average                       Average
                                                    Balance   Income              Balance   Income
                                                     Sheet      or     Yields/     Sheet      or     Yields/
                                                    Amounts   Expense  Rates      Amounts   Expense  Rates
                                                   ---------- -------- -------   ---------- -------- -----
EARNING ASSETS
Loans and leases (1):
     Commercial - domestic                         $ 138,272  $ 2,444    7.16 %  $ 136,629  $ 2,542   7.39 %
     Commercial - foreign                             31,568      494    6.35       32,893      569   6.86
     Commercial real estate  - domestic               26,827      559    8.45       28,427      601   8.38
     Commercial real estate - foreign                    286        6    8.79          319        8   9.39
                                                   ---------- -------- -------   ---------- --------  -----
         Total commercial                            196,953    3,503    7.21      198,268    3,720   7.45
                                                   ---------- -------- -------   ---------- --------  -----
     Residential mortgage                             75,789    1,356    7.18       73,033    1,336   7.30
     Home equity lines                                15,537      298    7.79       15,781      326   8.17
     Direct/Indirect consumer                         41,652      847    8.24       40,557      876   8.57
     Consumer finance                                 15,880      373    9.53       14,368      338   9.33
     Bankcard                                         11,287      327   11.76       12,078      366  12.01
     Foreign consumer                                  3,648       89    9.90        3,551       94  10.47
                                                   ---------- -------- -------   ---------- -------- -----
         Total consumer                              163,793    3,290    8.11      159,368    3,336   8.32
                                                   ---------- -------- -------   ---------- -------- -----
              Total loans and leases                 360,746    6,793    7.62      357,636    7,056   7.84
                                                   ---------- -------- -------   ---------- -------- -----
 Securities:
    Held for investment                                1,905       33    6.84        2,948       44   6.09
    Available for sale (2)                            73,925    1,161    6.31       69,354    1,162   6.68
                                                   ---------- -------- -------   ---------- -------- -----
         Total securities                             75,830    1,194    6.33       72,302    1,206   6.66
                                                   ---------- -------- -------   ---------- -------- -----
 Federal funds sold and securities purchased
       under agreements to resell                     26,561      381    5.80       29,564      486   6.53
 Time deposits placed and other short-term
       investments                                     6,408       88    5.58        6,702      111   6.56
 Trading account securities                           41,129      547    5.36       39,391      613   6.19
 Other earning assets                                 13,008      243    7.53       11,471      207   7.19
                                                   ---------- -------- -------   ---------- -------- -----
        Total earning assets (3)                     523,682    9,246    7.13      517,066    9,679   7.44
                                                   ---------- -------- -------   ---------- -------- -----
 Cash and cash equivalents                            25,826                        25,834
 Other assets, less allowance for credit
       losses                                         60,116                        63,641
                                                   ----------                    ----------
       TOTAL ASSETS                                $ 609,624                     $ 606,541
                                                   ==========                    ==========

INTEREST-BEARING LIABILITIES
Domestic interest-bearing deposits:
    Savings                                         $ 21,637       71    1.33     $ 21,702       91  1.67
    NOW and money market deposit accounts             99,864      575    2.33       97,589      622  2.53
    Consumer CDs and IRAs                             74,362      857    4.68       74,923      956  5.06
    Negotiated CDs, public funds and other
      time deposit                                     6,914       89    5.20        7,388       96  5.16
                                                   ---------- -------- -------   ---------- -------- -----
       Total domestic interest-bearing
          deposits                                   202,777    1,592    3.18      201,602    1,765  3.47
                                                   ---------- -------- -------   ---------- -------- -----
 Foreign interest-bearing deposits (4):
    Banks located in foreign countries                20,379      268    5.34       24,938      325  5.17
    Governments and official institutions              9,172      113    5.02       10,278      143  5.54
    Time, savings and other                           26,980      339    5.10       26,868      365  5.39
                                                   ---------- -------- -------   ---------- -------- -----
       Total foreign interest-bearing deposits        56,531      720    5.17       62,084      833  5.32
                                                   ---------- -------- -------   ---------- -------- -----

       Total interest-bearing deposits               259,308    2,312    3.62      263,686    2,598  3.91
                                                   ---------- -------- -------   ---------- -------- -----
 Federal funds purchased, securities sold
       under agreements to repurchase and
       other short-term borrowings                   112,384    1,355    4.88      104,416    1,422  5.40
 Trading account liabilities                          12,679      129    4.13       14,194      165  4.62
 Long-term debt (5)                                   52,642      805    6.12       51,779      844  6.52
                                                   ---------- -------- -------   ---------- -------- -----
        Total interest-bearing liabilities (6)       437,013    4,601    4.26      434,075    5,029  4.60
                                                   ---------- -------- -------   ---------- -------- -----
 Noninterest-bearing sources:
    Noninterest-bearing deposits                      86,623                        88,080
    Other liabilities                                 39,709                        39,335
    Shareholders' equity                              46,279                        45,051
                                                   ----------                    ----------
      TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                    $ 609,624                     $ 606,541
                                                   ==========                    ==========
 Net interest spread                                                     2.87                        2.84
 Impact of noninterest-bearing sources                                    .71                         .74
                                                              -------- -------              -------- -----
 NET INTEREST INCOME/YIELD ON EARNING ASSETS                  $ 4,645    3.58 %             $ 4,650  3.58 %
                                                              ======== =======              ======== =====


   (1) NONPERFORMING LOANS ARE INCLUDED IN THE RESPECTIVE AVERAGE LOAN BALANCES. INCOME ON SUCH NONPERFORMING LOANS IS RECOGNIZED ON A CASH BASIS.
   (2) THE AVERAGE BALANCE SHEET AMOUNTS AND YIELDS ON SECURITIES AVAILABLE FOR SALE ARE BASED ON THE AVERAGE OF HISTORICAL AMORTIZED COST BALANCES.
   (3) INTEREST INCOME INCLUDES TAXABLE-EQUIVALENT ADJUSTMENTS OF $45 IN THE FIRST QUARTER OF 1999 AND $41, $40, $42 AND $40 IN THE FOURTH, THIRD, SECOND AND FIRST QUARTERS OF 1998, RESPECTIVELY. INTEREST INCOME ALSO INCLUDES THE IMPACT OF RISK MANAGEMENT INTEREST RATE CONTRACTS, WHICH INCREASED INTEREST INCOME ON THE UNDERLYING LINKED ASSETS $63 IN THE FIRST QUARTER OF 1999 AND $70, $46, $29, AND $29 IN THE FOURTH, THIRD, SECOND AND FIRST QUARTERS OF 1998, RESPECTIVELY.
   (4) PRIMARILY CONSISTS OF TIME DEPOSITS IN DENOMINATIONS OF $100,000 OR MORE.
   (5) LONG-TERM DEBT INCLUDES TRUST PREFERRED SECURITIES.
   (6) INTEREST EXPENSE INCLUDES THE IMPACT OF RISK MANAGEMENT INTEREST RATE CONTRACTS, WHICH DECREASED INTEREST EXPENSE ON THE UNDERLYING LINKED LIABILITIES $60 IN THE FIRST QUARTER OF 1999 AND $27, $9, $4, AND $5 IN THE FOURTH, THIRD, SECOND AND FIRST QUARTERS OF 1998, RESPECTIVELY.

   -----------------------------------------------------------------------------

TABLE THREE
QUARTERLY TAXABLE-EQUIVALENT DATA

(DOLLARS IN MILLIONS)                                  Third Quarter 1998            Second Quarter 1998
---------------------------------------            ----------------------------------------------------------
                                                    Average                       Average
                                                    Balance   Income              Balance   Income
                                                     Sheet      or     Yields/     Sheet      or     Yields/
                                                    Amounts   Expense  Rates      Amounts   Expense  Rates
                                                   ---------- -------- -------   ------------------- -------
EARNING ASSETS
Loans and leases (1):
    Commercial - domestic                           $132,537  $ 2,538    7.59 %   $ 127,788 $ 2,496    7.84 %
    Commercial - foreign                              31,245      578    7.35        30,046     556    7.41
    Commercial real estate  - domestic                28,027      610    8.64        28,228     644    9.15
    Commercial real estate - foreign                     338        8   10.51           334       9    9.82
                                                   ---------- -------- -------   ------------------- -------
        Total commercial                             192,147    3,734    7.71       186,396   3,705    7.97
                                                   ---------- -------- -------   ------------------- -------
    Residential mortgage                              70,619    1,155    6.53        69,337   1,171    6.76
    Home equity lines                                 16,024      485   12.03        16,271     473   11.64
    Direct/Indirect consumer                          39,582      854    8.56        40,404     895    8.90
    Consumer finance                                  14,197      385   10.76        14,249     387   10.88
    Bankcard                                          12,751      399   12.43        12,780     409   12.83
    Foreign consumer                                   3,465       93   10.57         3,350      87   10.53
                                                   ---------- -------- -------   ------------------- -------
        Total consumer                               156,638    3,371    8.56       156,391   3,422    8.77
                                                   ---------- -------- -------   ------------------- -------
             Total loans and leases                  348,785    7,105    8.09       342,787   7,127    8.34
                                                   ---------- -------- -------   ------------------- -------
Securities:
   Held for investment                                 4,286       76    6.99         4,525      79    7.03
   Available for sale (2)                             61,250    1,046    6.82        58,527   1,017    6.95
                                                   ---------- -------- -------   ------------------- -------
        Total securities                              65,536    1,122    6.83        63,052   1,096    6.96
                                                   ---------- -------- -------   ------------------- -------
Federal funds sold and securities purchased
      under agreements to resell                      27,646      492    7.06        25,275     433    6.86
Time deposits placed and other short-term
      investments                                      7,483      138    7.31         7,916     129    6.54
Trading account securities                            35,487      587    6.59        42,421     693    6.56
Other earning assets                                  10,974      204    7.42        10,494     201    7.68
                                                   ---------- -------- -------   ------------------- -------
       Total earning assets (3)                      495,911    9,648    7.73       491,945   9,679    7.89
                                                   ---------- -------- -------   ------------------- -------
Cash and cash equivalents                             24,160                         25,071
Other assets, less allowance for credit
      losses                                          58,282                         56,959
                                                   ----------                    -----------
      TOTAL ASSETS                                  $578,353                      $ 573,975
                                                   ==========                    ===========

INTEREST-BEARING LIABILITIES
Domestic interest-bearing deposits:
   Savings                                          $ 22,775      107    1.87      $ 23,208     112    1.93
   NOW and money market deposit accounts              95,276      634    2.64        96,605     638    2.65
   Consumer CDs and IRAs                              74,313      984    5.25        74,002     983    5.29
   Negotiated CDs, public funds and other
     time deposit                                      8,696      120    5.45         8,388     117    5.63
                                                   ---------- -------- -------   ------------------- -------
      Total domestic interest-bearing
         deposits                                    201,060    1,845    3.64       202,203   1,850    3.66
                                                   ---------- -------- -------   ------------------- -------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                 27,892      418    5.95        22,393     326    5.84
   Governments and official institutions              11,084      156    5.59        10,629     150    5.64
   Time, savings and other                            24,086      411    6.77        22,592     364    6.49
                                                   ---------- -------- -------   ------------------- -------
      Total foreign interest-bearing deposits         63,062      985    6.20        55,614     840    6.07
                                                   ---------- -------- -------   ------------------- -------

      Total interest-bearing deposits                264,122    2,830    4.25       257,817   2,690    4.18
                                                   ---------- -------- -------   ------------------- -------
Federal funds purchased, securities sold
      under agreements to repurchase and
      other short-term borrowings                     84,283    1,278    6.02        82,385   1,229    5.98
Trading account liabilities                           15,454      194    4.97        19,817     262    5.30
Long-term debt (5)                                    51,365      862    6.71        49,254     830    6.74
                                                   ---------- -------- -------   ------------------- -------
       Total interest-bearing liabilities (6)        415,224    5,164    4.94       409,273   5,011    4.90
                                                   ---------- -------- -------   ------------------- -------
Noninterest-bearing sources:
   Noninterest-bearing deposits                       83,661                         84,552
   Other liabilities                                  33,712                         35,293
   Shareholders' equity                               45,756                         44,857
                                                   ----------                    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                      $578,353                      $ 573,975
                                                   ==========                    ===========
Net interest spread                                                      2.79                          2.99
Impact of noninterest-bearing sources                                     .81                           .81
                                                              -------- -------              -------- -------
NET INTEREST INCOME/YIELD ON EARNING ASSETS                   $ 4,484    3.60 %             $ 4,668    3.80 %
                                                              ======== =======              ======== =======





TABLE THREE
QUARTERLY TAXABLE-EQUIVALENT DATA

(DOLLARS IN MILLIONS)                                    First Quarter 1998
---------------------------------------            -----------------------------
                                                      Average
                                                      Balance    Income
                                                       Sheet       or     Yields/
                                                      Amounts   Expense   Rates
                                                     ---------- --------- ------
EARNING ASSETS
Loans and leases (1):
    Commercial - domestic                            $ 123,586   $ 2,413   7.91 %
    Commercial - foreign                                29,840       543   7.37
    Commercial real estate  - domestic                  29,000       648   9.06
    Commercial real estate - foreign                       327         8  10.48
                                                     ---------- --------- ------
        Total commercial                               182,753     3,612   8.01
                                                     ---------- --------- ------
    Residential mortgage                                70,350     1,218   6.95
    Home equity lines                                   16,448       457  11.28
    Direct/Indirect consumer                            40,280       880   8.85
    Consumer finance                                    14,662       419  11.60
    Bankcard                                            14,259       464  13.19
    Foreign consumer                                     3,218        83  10.46
                                                     ---------- --------- ------
        Total consumer                                 159,217     3,521   8.94
                                                     ---------- --------- ------
             Total loans and leases                    341,970     7,133   8.44
                                                     ---------- --------- ------
Securities:
   Held for investment                                   4,713        83   7.09
  Available for sale (2)                                61,074     1,061   6.98
                                                     ---------- --------- ------
        Total securities                                65,787     1,144   6.99
                                                     ---------- --------- ------
Federal funds sold and securities purchased
      under agreements to resell                        26,632       417   6.35
Time deposits placed and other short-term
      investments                                        8,517       136   6.48
Trading account securities                              41,868       740   7.14
Other earning assets                                     9,047       175   7.76
                                                     ---------- --------- ------
       Total earning assets (3)                        493,821     9,745   7.98
                                                     ---------- --------- ------
Cash and cash equivalents                               24,558
Other assets, less allowance for credit
      losses                                            60,462
                                                     ----------
      TOTAL ASSETS                                   $ 578,841
                                                     ==========

INTEREST-BEARING LIABILITIES
Domestic interest-bearing deposits:
   Savings                                            $ 23,096       111   1.95
   NOW and money market deposit accounts                96,696       642   2.70
   Consumer CDs and IRAs                                75,393       992   5.33
   Negotiated CDs, public funds and other
     time deposit                                        5,917        81   5.53
                                                     ---------- --------- ------
      Total domestic interest-bearing
         deposits                                      201,102     1,826   3.68
                                                     ---------- --------- ------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                   23,067       336   5.91
   Governments and official institutions                10,067       141   5.69
   Time, savings and other                              23,467       390   6.70
                                                     ---------- --------- ------
      Total foreign interest-bearing deposits           56,601       867   6.20
                                                     ---------- --------- ------

      Total interest-bearing deposits                  257,703     2,693   4.24
                                                     ---------- --------- ------
Federal funds purchased, securities sold
      under agreements to repurchase and
      other short-term borrowings                       91,358     1,310   5.82
Trading account liabilities                             20,516       274   5.43
Long-term debt (5)                                      47,416       809   6.83
                                                     ---------- --------- ------
       Total interest-bearing liabilities (6)          416,993     5,086   4.93
                                                     ---------- --------- ------
Noninterest-bearing sources:
   Noninterest-bearing deposits                         82,164
   Other liabilities                                    36,056
   Shareholders' equity                                 43,628
                                                     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                       $ 578,841
                                                     ==========
Net interest spread                                                        3.05
Impact of noninterest-bearing sources                                       .76
                                                                --------- ------
NET INTEREST INCOME/YIELD ON EARNING ASSETS                      $ 4,659   3.81 %
                                                                ========= ======


NONINTEREST INCOME

        As presented in TABLE FOUR, noninterest income decreased 8 percent to $3.2 billion in the first quarter of 1999, reflecting lower levels of investment banking income, other income, mortgage servicing income and nondeposit-related service fees. This decrease was partially offset by higher levels of income from trading account profits and fees, credit card income and deposit account service fees.

--------------------------------------------------------------------------------------
   TABLE FOUR
   NONINTEREST INCOME
                                                    THREE MONTHS
                                                   ENDED MARCH 31          CHANGE
                                                  -------------------------------------
   (DOLLARS IN MILLIONS)                          1999      1998     Amount     Percent
---------------------------------------------------------------------------------------
   Service charges on deposit accounts             $ 855      $816     $ 39       4.8 %
   Mortgage servicing income                         132       172      (40)    (23.3)
   Investment banking income                         388       613     (225)    (36.7)
   Trading account profits and fees                  500       372      128      34.4
   Brokerage income                                  184       180        4       2.2
   Nondeposit-related service fees                   136       175      (39)    (22.3)
   Asset management and fiduciary service fees       243       245       (2)      (.8)
   Credit card income                                360       319       41      12.9
   Other income                                      425       601     (176)    (29.3)
                                                  ------    ------    -----      ----
                                                  $3,223    $3,493    $(270)     (7.7)%
                                                  ======    ======    =====      ====




o Mortgage servicing income decreased $40 million to $132 million in the first quarter of 1999, primarily due to an increase in prepayment rates. The average portfolio of loans serviced increased 11 percent from $216 billion in the first quarter of 1998 to $239 billion in the first quarter of 1999. Mortgage loan originations through the Corporation's mortgage units increased to $15.7 billion in the first three months of 1999 compared to $14.4 billion in the first three months of 1998. The increase in loan originations in the first quarter of 1999 was primarily attributable to a decline in interest rates over the first quarter of 1998. Origination volume in the first quarter of 1999 was composed of approximately $7.4 billion of retail loans and $8.4 billion of correspondent and wholesale loans.

    In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was approximately $8 billion on March 31, 1999 with associated net unrealized appreciation of $10 million. These contracts have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain swap contracts. The notional amount of such contracts on March 31, 1999 was $30 billion with an associated net unrealized depreciation of $79 million.

o Investment banking income decreased 37 percent to $388 million in the first quarter of 1999. The decrease was primarily attributable to lower levels of securities underwriting fees and advisory services fees due to the sale of the investment banking operations of Robertson Stephens in the third quarter of 1998. Principal investing income decreased $89 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to fewer sales of publicly-traded marketable equity securities. Syndication fees decreased 20 percent in the first quarter of 1999 caused by lower loan sale activity compared to the first quarter of 1998. Investment banking income by major business activity follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                               ----------------
(Dollars in Millions)                           1999      1998
---------------------------------------------------------------
INVESTMENT BANKING INCOME
     Principal investing                       $ 155     $ 244
     Securities underwriting                      72       193
     Syndications                                 70        87
     Advisory services                            42        66
     Other                                        49        23
                                               ----------------
         Total                                 $ 388     $ 613
                                               ================


o Trading account profits and fees increased 34 percent to $500 million in the first quarter of 1999 compared to $372 million in the first quarter of 1998. The increase is primarily attributable to increased customer activity in interest-rate and equity derivatives products during the first quarter of 1999. The fair value of the components of the Corporation's trading account assets and liabilities on March 31, 1999 and December 31, 1998, as well as their average fair value for the three months ended March 31, 1999 are disclosed in NOTE THREE of the consolidated financial statements on page 8. Trading account profits and fees by major business activity follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                               ----------------
(Dollars in Millions)                           1999      1998
---------------------------------------------------------------
TRADING ACCOUNT PROFITS AND FEES
     Derivatives and securities trading        $ 324     $ 188
     Foreign exchange contracts                  154       171
     Other                                        22        13
                                               ----------------
         Total                                 $ 500     $ 372
                                               ================


o Credit card income increased 13 percent to $360 million for the quarter ended March 31, 1999 due primarily to higher transaction volume and interchange fees, as well as higher servicing income, a result of higher levels of securitizations compared to the first quarter of 1998.

o Other income totaled $425 million in the first quarter of 1999, a decrease of $176 million over the first quarter of 1998. The decrease was due primarily to a $110 million gain on the sale of a partial ownership interest in a mortgage company in the first quarter of 1998, as well as lower levels of miscellaneous income in the first quarter of 1999. Other income includes securitization gains of $31 million in the first quarter of 1999.

OTHER NONINTEREST EXPENSE

        As presented in TABLE FIVE, the Corporation's other noninterest expense decreased 5 percent to $4.5 billion in the first quarter of 1999 from $4.7 billion in the same period of 1998. This decrease was attributable to merger-related savings resulting in lower levels of personnel expense, professional fees and other general operating expense.


-------------------------------------------------------------------------
   TABLE FIVE
   OTHER NONINTEREST EXPENSE
                                       THREE MONTHS
                                      ENDED MARCH 31         CHANGE
                                     ------------------------------------
   (DOLLARS IN MILLIONS)              1999      1998     AMOUNT   PERCENT
-------------------------------------------------------------------------
   Personnel                         $2,333    $2,440     $(107)   (4.4)%
   Occupancy                            396       382        14     3.7
   Equipment                            358       340        18     5.3
   Marketing                            147       158       (11)   (7.0)
   Professional fees                    126       195       (69)  (35.4)
   Amortization of intangibles          222       228        (6)   (2.6)
   Data processing                      190       179        11     6.1
   Telecommunications                   136       131         5     3.8
   Other general operating              420       513       (93)  (18.1)
   General administrative and other     125       138       (13)   (9.4)
                                     ------------------------------------
                                     $4,453    $4,704     $(251)   (5.3)%
                                     ====================================



    A discussion of the significant components of other noninterest expense in the first quarter of 1999 compared to the first quarter of 1998 follows:

o Personnel expense decreased $107 million in the first quarter of 1999 compared to the same period in 1998 due mainly to merger-related savings in salaries and wages, incentive compensation and other employee compensation. On March 31, 1999, the Corporation had approximately 166,000 full-time equivalent employees compared to approximately 180,000 full-time equivalent employees on March 31, 1998.
o Marketing expense amounted to $147 million, a decrease of 7 percent from the first quarter of 1998, reflecting a decline in advertising expense.
o Professional fees decreased $69 million in the first quarter of 1999 to $126 million compared to the first quarter of 1998, primarily due to decreases in outside legal and consulting services.
o Other general operating expense decreased $93 million in the first quarter of 1999 mainly as a result of decreases in supplies and other operating expenses.
o General administrative and other expense declined $13 million in the first quarter of 1999 due mainly to decreased travel expenses and franchise and personal property taxes.

YEAR 2000 PROJECT
     THE FOLLOWING IS A YEAR 2000 READINESS DISCLOSURE.

GENERAL
        Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips, may be unable to distinguish between 1900 and 2000. If not remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. Since 2000 is a leap year, there could also be business disruptions as a result of the inability of many computer systems to recognize February 29, 2000.
        In October 1995, the Corporation began establishing project teams to address Year 2000 issues. Personnel from these project teams and the Corporation's business segments have identified and analyzed, and are correcting and testing, computer systems throughout the Corporation ("Systems"). Personnel have also taken inventory of equipment that uses embedded computer chips (i.e., "non-information technology systems" or "Infrastructure") and scheduled remediation or replacement of this Infrastructure, as necessary. Examples of Infrastructure include ATMs, building security systems, fire alarm systems, identification and access cards, date stamps and elevators. The Corporation tracks certain Systems and Infrastructure collectively ("Projects"). For purposes of this section, the information provided for Systems and Projects is generally provided on a combined basis.

STATE OF READINESS
        The Corporation's Year 2000 efforts are generally divided into phases for analysis, remediation, testing and compliance. In the analysis phase, the Corporation identifies Systems/Projects and Infrastructure that have Year 2000 issues and determines the steps necessary to remediate these issues. In the remediation phase, the Corporation replaces, modifies or retires Systems/Projects or Infrastructure, as necessary. During the testing phase, the Corporation performs testing to determine whether the remediated Systems/Projects and Infrastructure accurately process and identify dates. In the compliance phase, the Corporation internally certifies the Systems/Projects and Infrastructure that are Year 2000 ready and implements processes to enable these Systems/Projects and Infrastructure to continue to identify and process dates accurately through the Year 2000 and thereafter.
        As of March 31, 1999, the Corporation has identified approximately 4,400 Systems/Projects. In addition, the Corporation has identified over 16,000 Infrastructure items that may have Year 2000 implications. For Systems/Projects, as of March 31, 1999, the analysis and remediation phases were substantially complete, the testing phase was approximately 98% complete and the compliance phase was approximately 97% complete. For Infrastructure, as of March 31, 1999, the analysis phase was substantially complete, the remediation and testing phases were approximately 98% complete, and the compliance phase was approximately 94% complete. The Corporation expects to substantially complete all phases by June 30, 1999, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC), as such guidelines are interpreted by the OCC.
        The Corporation tracks Systems/Projects and Infrastructure for Year 2000-required changes based on a risk evaluation. Of the identified Systems/Projects and Infrastructure, approximately 1,900 Systems/Projects and 880 Infrastructure items have been designated "mission critical" (i.e., if not made Year 2000 ready, these Systems/Projects or Infrastructure items would substantially impact the normal conduct of business). For mission critical Systems/Projects, as of March 31, 1999, the analysis and remediation phases were substantially complete, the testing phase was approximately 98% complete and the compliance phase was approximately 97% complete. The Corporation is also performing "time machine testing" (i.e., emulating Year 2000 conditions in a dedicated environment) on selected mission critical Systems. For mission critical Infrastructure items, as of March 31, 1999, the analysis phase was approximately 96% complete, the remediation phase was approximately 93% complete, the testing phase was approximately 97% complete and the compliance phase was approximately 88% complete.
        Ultimately, the potential impact of Year 2000 issues will depend not only on corrective measures the Corporation undertakes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other entities which provide data to, or receive data from, the Corporation, or whose financial condition or operational capability is important to the Corporation as borrowers, vendors, customers, investment opportunities (either for the Corporation's accounts or for the accounts of others) or lenders. In addition, the Corporation's business may be affected by the corrective measures taken by the landlords and managers of buildings leased by the Corporation. Accordingly, the Corporation is communicating with certain of these parties to evaluate any potential impact on the Corporation.

        In particular, the Corporation has contacted its service providers and software vendors (collectively, "Vendors") and has requested information on their Year 2000 project plans with respect to the services and produts provided by these vendors. As of March 31, 1999, any Vendor which had not provided appropriate documentation was placed in an "in process" category which includes those Vendors previously called "at risk". In addition, as of March 31, 1999, the Corporation has designated approximately 36% of its Vendors as "mission critical." As of March 31, 1999, the Corporation has confirmed or received assurances that approximately 92% of the services and products provided by its Vendors, and approximately 93% of the mission critical services and products provided by its Vendors, are Year 2000 ready, the remainder of which were "in process." In accordance with its contingency plans, the Corporation will continue to focus on "in process" mission critical Vendors in order to mitigate any potential risk.

        The Corporation is also tracking the Year 2000 compliance efforts of certain domestic and international agencies involved with payment systems for cash and securities clearing. The Corporation has identified 25 of 197 agencies, or 13%, which have neither responded to the Corporation's inquiries or which were not Year 2000 ready as of March 31, 1999. Because work involved with the implementation of the Euro delayed some agencies' Year 2000 efforts, the Corporation will continue to monitor those agencies of particular concern.

        In addition, the Corporation has completed Year 2000 risk assessments for substantially all of its commercial credit exposure. For any customers deemed "high risk", on a quarterly basis, the Corporation's Credit Review Committee reviews the results of customer assessments prepared by the customers' relationship managers. By July 1, 1999, the Corporation will reassess any customers deemed "medium risk." Weakness in a borrower's Year 2000 strategy is part of the overall risk assessment process. Risk ratings and exposure strategy are adjusted as required after consideration of all risk issues. Any impact on the allowance for credit losses is determined through the normal risk rating process.

     The Corporation is also assessing potential Year 2000 risks associated with its investment advisory and fiduciary activities. Each investment subsidiary has a defined investment process and is integrating the consideration of Year 2000 issues into that process. When making investment decisions or recommendations, the Corporation's investment research areas consider the Year 2000 issue as a factor in their analysis and may take certain steps to investigate Year 2000 readiness, such as reviewing ratings, research reports and other publicly available information. In the fiduciary area, the Corporation is assessing Year 2000 risks for business, real estate, oil and gas, and mineral interests that are held in trust.

     Following the merger with BankAmerica, the Corporation identified its significant depositors and assessed the Year 2000 readiness of these customers. The Corporation will continue to monitor these depositors for purposes of determining any potential liquidity risks to the Corporation.

COSTS

        The Corporation currently estimates the total cost of the Year 2000 project to be approximately $550 million. Of this amount, the Corporation has incurred cumulative Year 2000 costs of approximately $443 million through March 31, 1999. A significant portion of the costs through March 31, 1999 was not incremental to the Corporation but instead constituted a reallocation of existing internal systems technology resources and, accordingly, was funded from normal operations. Remaining costs are expected to be similarly funded.

CONTINGENCY PLANS
        The Corporation has existing business continuity plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. Using these existing plans, the Corporation has developed supplements to address potential Year 2000 issues that could impact its business processes.
        The Corporation has completed approximately 1,100 supplemental plans, of which approximately 1,030 have been tested to date. The remaining supplemental plans will be tested by June 30, 1999. In addition to these plans, the Corporation has designed and implemented an event management communications center as a single corporate-wide point of coordination and information about all Year 2000 events, whether internal or external, that may impact normal business processes. In addition to this center, the Corporation is conducting regional and global exercises simulating multiple, simultaneous and diverse events to practice communication and coordination skills and processes.
        During October and November 1999, the Corporation has scheduled all "high risk" business continuity plans to be reviewed and revalidated to ensure readiness for possible implementation in 2000.

RISKS
        Although the Corporation's remediation efforts are directed at reducing its Year 2000 exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues and it is likely that one or more events may disrupt the Corporation's normal business operations. In the event the Corporation fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Corporation's results of operations, liquidity or financial condition. In addition, there can be no assurance that significant foreign and domestic third parties will adequately address their Year 2000 issues. Further, there may be some parties, such as governmental agencies, utilities, telecommunication companies, financial services vendors and other providers, for which alternative arrangements or resources are not available. Also, risks associated with some foreign third parties may be greater than those of domestic parties since there is general concern that some third parties operating outside the United States are not addressing Year 2000 issues on a timely basis.

        In addition to the foregoing, the Corporation is subject to credit risk to the extent borrowers fail to adequately address Year 2000 issues, to fiduciary risk to the extent fiduciary assets fail to adequately address Year 2000 issues, and to liquidity risk to the extent of deposit withdrawals and to the extent its lenders are unable to provide the Corporation with funds due to Year 2000 issues. Although it is not possible to quantify the potential impact of these risks at this time, there may be increases in future years in problem loans, credit losses, losses in the fiduciary business and liquidity problems, as well as the risk of litigation and potential losses from litigation related to the foregoing.

        Forward-looking statements contained in the foregoing "Year 2000 Project" section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 16 and 17.

ECONOMIC AND MONETARY UNIT (EMU) IN EUROPE

        On January 1, 1999, 11 member countries of the European Union launched a common legal currency called the Euro. EMU monetary policy, including the money supply and official interest rates for the Euro, is now under the direction of the European Central Bank. During the transition period, January 1, 1999 through January 1, 2002, the old national currencies will remain legal tender as denominations of the Euro. Beginning January 1, 2002, Euro denominated bills and coins will be issued for use in cash transactions, and by July 1, 2002, all legacy currencies will cease to be legal tender. EMU will impact the Corporation's payment and clearing systems.
        Management expects the elimination of national currencies in favor of the single Euro currency to reduce cross border barriers to business and reduce the previous competitive advantage of national firms. The Corporation believes that it is favorably positioned to benefit from these changes. In addition, management believes that the Euro conversion presents significant business opportunities for major pan-European providers of cash management services, such as the Corporation.
        The Corporation has modified its information systems and business operations to accommodate the Euro conversion. Most of the costs associated with the Euro conversion were incurred by the end of fiscal 1998, and these costs have not been material. Such costs have been and will continue to be expensed by the Corporation during the period in which they are incurred, and any ongoing costs are not currently anticipated to be material. The Corporation does not expect the formation of the EMU to have a material impact on its results of operations or financial condition.

INCOME TAXES

        The Corporation's income tax expense for the first quarter of 1999 was $1.08 billion, an effective tax rate of 36 percent. Income tax expense for the first quarter of 1998 was $0.88 billion, an effective tax rate of 39.8 percent, or 36.6 percent excluding merger-related charges.

BALANCE SHEET REVIEW AND LIQUIDITY RISK MANAGEMENT

        The Corporation utilizes an integrated approach in managing its balance sheet, which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The average balances discussed below can be derived from TABLE THREE. The following discussion addresses changes in average balances in 1999 compared to 1998.
        Average levels of customer-based funds increased $6.1 billion to $289.4 billion in the first quarter of 1999 compared to average levels for the first quarter of 1998. As a percentage of total sources, average levels of customer-based funds decreased to 47 percent in the first quarter of 1999 from 49 percent in the first quarter of 1998.
        Average levels of market-based funds increased $13.1 billion in the first quarter of 1999 to $181.6 billion compared to $168.5 billion in the first quarter of 1998. In addition, 1999 average levels of long-term debt increased by $5.2 billion over average levels during the same three month period in 1998, mainly the result of borrowings to fund earning asset growth, business development opportunities and replace to maturing debt.
        Average loans and leases, the Corporation's primary use of funds, increased $18.8 billion to $360.7 billion during the first quarter of 1999. Average managed loans during the same period increased $37.5 billion, or 11 percent annualized growth, to $384.9 billion. This increase in average managed loans and leases reflects strong loan growth in commercial and consumer products throughout the franchise, partly attributable to consumer product introductions in certain regions, as well as improved overall market conditions.
        The average securities portfolio in the first quarter of 1999 increased $10.0 billion over 1998 levels, representing 12 percent of total uses of funds in 1999 compared to 11 percent in 1998. See the following "Securities" section for additional information on the securities portfolio.
        Average other assets and cash and cash equivalents increased $922 million to $85.9 billion in the first quarter of 1999 due largely to increases in cash and cash equivalents, as well as increases in secured accounts receivable, partially offset by a decrease in customers' acceptance liability.
        On March 31, 1999, cash and cash equivalents were $25.9 billion, a decrease of $2.4 billion from December 31, 1998. During the first quarter of 1999, net cash used in operating activities was $3.8 billion, net cash used in investing activities was $4.8 billion and net cash provided by financing activities was $6.2 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 4 in the consolidated financial statements.
        Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation monitors its assets and liabilities and modifies these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements.
        The following discussion provides an overview of significant on- and off-balance sheet components.

SECURITIES

        The securities portfolio on March 31, 1999 consisted of securities held for investment of $1.5 billion and securities available for sale of $76.9 billion compared to $2.0 billion and $78.6 billion, respectively, on December 31, 1998.
        On March 31, 1999 and December 31, 1998, the market value of the Corporation's securities held for investment reflected net unrealized depreciation of $136 million and $144 million, respectively.
        The valuation allowance for securities available for sale, marketable equity securities and certain servicing assets decreased shareholders' equity by $400 million on March 31, 1999, primarily reflecting pre-tax depreciation of $728 million on debt securities and pre-tax appreciation of $109 million on marketable equity securities. The valuation allowance increased shareholders' equity by $303 million on December 31, 1998.

        The estimated average duration of the securities held for investment and securities available for sale portfolios were 6.69 and 4.12, respectively, on March 31, 1999 compared to 5.59 and 4.14, respectively, on December 31, 1998.

ALLOWANCE FOR CREDIT LOSSES

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

    The Corporation's allowance for credit losses was $7.1 billion, or 1.96 percent of loans and leases on March 31, 1999, compared to $7.1 billion, or 1.99 percent on December 31, 1998. TABLE SIX provides an analysis of the changes in the allowance for credit losses. Net charge-offs increased $3 million during the first quarter of 1999 to $519 million, or 0.58 percent of average loans and leases compared to $516 million, or 0.61 percent, for the same period in 1998. The increase was primarily due to higher commercial - domestic loan net charge-offs which were substantially offset by lower total consumer net charge-offs during the first quarter of 1999.



    TABLE SIX
    ALLOWANCE FOR CREDIT LOSSES                                       THREE MONTHS
                                                                     ENDED MARCH 31
                                                               ------------------------
    (DOLLARS IN MILLIONS)                                          1999       1998
   ----------------------------------------------------------------------------------
   Beginning Balance                                            $   7,122   $   6,778
                                                               ----------- ----------
    Loans and leases charged off:
     Commercial - domestic                                           (206)       (53)
     Commercial - foreign                                             (30)       (36)
     Commercial real estate - domestic                                 (2)        (3)
                                                                 ---------  ---------
         Total commercial                                            (238)       (92)
     Residential mortgage                                              (7)       (10)
     Home equity lines                                                 (6)        (8)
     Direct/Indirect consumer                                        (140)      (146)
     Consumer finance                                                 (98)      (159)
     Bankcard                                                        (172)      (261)
     Foreign consumer                                                  (5)        (3)
                                                               ----------- ----------
         Total consumer                                              (428)      (587)
          Total loans and leases charged off                         (666)      (679)
                                                               ----------- ----------
   Recoveries of loans and leases previously charged off:
     Commercial - domestic                                             25         26
     Commercial - foreign                                               1         16
     Commercial real estate - domestic                                  4          8
                                                               ----------- ----------
         Total commercial                                              30         50
     Residential mortgage                                               2          1
     Home equity lines                                                  2          2
     Direct/Indirect consumer                                          45         39
     Consumer finance                                                  50         42
     Bankcard                                                          17         28
     Foreign consumer                                                   1          1
                                                               ----------- ----------
         Total consumer                                               117        113
          Total recoveries of loans and leases
             previously charged off                                   147        163
                                                               ----------- ----------
         Net charge-offs                                             (519)      (516)
                                                               ----------- ----------

   Provision for credit losses                                        510        510
   Other, net                                                          10         (9)
                                                               ----------- ----------
   Balance on March 31                                          $   7,123      6,763
                                                               =========== ==========

   Loans and leases outstanding at end of period                $ 363,102  $ 341,219
   Allowance for credit losses as a percentage of
       loans and leases outstanding at end of period                  1.96%     1.98%
   Average loans and leases outstanding during the period       $ 360,746  $ 341,970
   Net charge-offs as a percentage of average loans and
      leases outstanding during the period                            .58%       .61%
   Allowance for credit losses as a percentage of
      nonperforming loans at end of period                         250.99     279.44
---------------------------------------------------------------------------------------

NONPERFORMING ASSETS

        As presented in TABLE SEVEN, on March 31, 1999, nonperforming assets were $3.1 billion, or 0.86 percent of net loans, leases and foreclosed properties, compared to $2.8 billion, or 0.77 percent, on December 31, 1998. Nonperforming loans increased to $2.8 billion on March 31, 1999 from $2.5 billion on December 31, 1998 due to higher commercial nonperforming loans. The allowance coverage of nonperforming loans was 251 percent on March 31, 1999 compared to 287 percent on December 31, 1998.



TABLE SEVEN
NONPERFORMING ASSETS

                                     MARCH 31  December 31  September 30    June 30     March 31
(DOLLARS IN MILLIONS)                1999        1998           1998          1998       1998
--------------------------------------------------------------------------------------------------
Nonperforming loans
    Commercial - domestic            $1,085       $ 812         $ 717         $ 646     $ 762
    Commercial - foreign                434         314           288           347       272
    Commercial real estate
      - domestic                        272         299           303           306       355
    Commercial real estate
      - foreign                           3           4             3             3         3
                                    -----------------------------------------------------------
        Total commercial              1,794       1,429         1,311         1,302     1,392
                                    -----------------------------------------------------------
    Residential mortgage                634         722           690           669       733
    Home equity lines                    41          50            46            45        53
    Direct/Indirect consumer             20          21            38            33        35
    Consumer finance                    332         246           209           187       200
    Foreign consumer                     17          14             -             8         7
                                    -----------------------------------------------------------
        Total consumer                1,044       1,053           983           942     1,028
                                    -----------------------------------------------------------
            Total nonperforming
              loans                   2,838       2,482         2,294         2,244     2,420
                                    -----------------------------------------------------------

Foreclosed properties                   282         282           288           282       270
                                    -----------------------------------------------------------
            Total nonperforming
              asset                  $3,120      $2,764       $ 2,582       $ 2,526    $2,690
                                    ===========================================================

Nonperforming assets as a
    percentage of
    Total assets                        .51%        .45%          .43%          .44%      .46%
    Loans, leases and foreclosed
        properties                      .86         .77           .73           .73       .79

Loans past due 90 days or more
    and not classified as
     nonperforming                     $571       $ 611         $ 540        $ 539     $ 534
-------------------------------------------------------------------------------------------------

CONCENTRATIONS OF CREDIT RISK

        In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in TABLES NINE and TEN. The following section discusses credit risk in the loan portfolio, including net charge-offs by loan categories as presented in TABLE EIGHT.


-----------------------------------------------------------------------------------------------------------
   TABLE EIGHT
   NET CHARGE-OFFS (RECOVERIES) IN DOLLARS AND AS A PERCENTAGE OF AVERAGE LOANS OUTSTANDING

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31
                                                         ---------------------------------------------
   (DOLLARS IN MILLIONS)                                          1999                   1998
   ---------------------------------------------------------------------------------------------------
   Commercial - domestic                                   $ 181        .53 %     $ 27         .09 %
   Commercial - foreign                                       29        .37         20         .28
   Commercial real estate - domestic                          (2)       N/M         (5)        n/m
                                                         ---------------------------------------------
        Total commercial                                     208        .43         42         .09
                                                         ---------------------------------------------
   Residential mortgage                                        5        .03          9         .05
   Home equity lines                                           4        .10          6         .15
   Direct/Indirect consumer                                   95        .93        107        1.08
   Consumer finance                                           48       1.22        117        3.23
   Bankcard                                                  155       5.63        233        6.77
   Foreign consumer                                            4        .43          2         .27
                                                         ---------------------------------------------
        Total consumer                                       311        .77        474        1.21
                                                         ---------------------------------------------
        Total net charge-offs                              $ 519        .58 %    $ 516         .61 %
                                                         =============================================

   Selected managed net charge-offs and ratios:
        Managed bankcard                                   $ 294       6.01 %     $ 340       6.78  %
        Managed other consumer domestic loans                  7          -           6          -


      n/m = not meaningful

   NET CHARGE-OFFS FOR EACH LOAN TYPE ARE CALCULATED AS A PERCENTAGE OF AVERAGE
   OUTSTANDING OR MANAGED LOANS FOR EACH LOAN CATEGORY. TOTAL NET CHARGE-OFFS
   ARE CALCULATED BASED ON TOTAL AVERAGE OUTSTANDING LOANS AND LEASES.

-----------------------------------------------------------------------------------------------------------


        COMMERCIAL REAL ESTATE - Total commercial real estate - domestic loans, the portion of such loans which are nonperforming, and other credit exposures are presented in TABLE NINE. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.
        Total commercial real estate-domestic loans totaled $26.4 billion and $26.9 billion on March 31, 1999 and December 31, 1998, respectively, or 7 percent and 8 percent of loans and leases, respectively. Commercial real estate
- domestic loans past due 90 days or more and still accruing interest were $21 million, or 0.08 percent of commercial real estate domestic loans, on March 31, 1999 and $12 million, or 0.04 percent, on December 31, 1998.
        The exposures included in TABLE NINE do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on March 31, 1999, the Corporation had approximately $11.7 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.


----------------------------------------------------------------------------------------

   TABLE NINE
   REAL ESTATE COMMERCIAL LOANS, FORECLOSED PROPERTIES
   AND OTHER REAL ESTATE CREDIT EXPOSURES
   March 31, 1999

                                          LOANS                               OTHER
                                ---------------------------  FORECLOSED       CREDIT
   (DOLLARS IN MILLIONS)        OUTSTANDING   NONPERFORMING  PROPERTIES(1)  EXPOSURES(2)
   -----------------------------------------------------------------------------------
   BY GEOGRAPHIC REGION (3):
   California                     $ 6,947       $    21       $   61       $   1,168
   Southwest                        3,953            26           14             360
   Florida                          3,001            58           10             326
   Northwest                        2,895            51            -             629
   Midwest                          2,683            35            6              15
   Midatlantic                      2,138            19            6             367
   Carolinas                        1,191            21            8              75
   Midsouth                         1,182             9            4             117
   Other states                     2,361            32           45           1,043
   Non-US                             285             3            -               -
                                ------------------------------------------------------
                                 $ 26,636        $  275       $  154       $   4,100
                                ======================================================
   BY PROPERTY TYPE:
   Office buildings               $ 4,902       $    28       $   12       $     237
   Apartments                       4,859            15            1             769
   Shopping centers/retail          3,315            39           16             558
   Residential                      2,755            33            5             401
   Industrial/warehouse             2,608            25            5              89
   Hotels/motels                    1,485            15            8             134
   Land and land development        1,191            32           67             292
   Multiple use                       863             6            1             127
   Miscellaneous commercial           857             9           13              70
   Unsecured                          689             4            -              91
   Non-US                             285             3            -               -
   Resorts/golf courses               158             2            -               9
   Other                            2,669            64           26           1,323
                                ------------------------------------------------------
                                 $ 26,636        $  275       $  154       $   4,100
                                ======================================================

   (1) FORECLOSED PROPERTIES INCLUDE COMMERCIAL REAL ESTATE LOANS ONLY.

   (2) OTHER CREDIT EXPOSURES INCLUDE PRIMARILY LETTERS OF CREDIT AND LOANS
       HELD FOR SALE.

   (3) DISTRIBUTION BASED ON GEOGRAPHIC LOCATION OF COLLATERAL.

----------------------------------------------------------------------------------------


        COMMERCIAL - Total commercial - domestic loans outstanding totaled $138.1 billion and $137.4 billion on March 31, 1999 and December 31, 1998, respectively, or 38 percent and 39 percent of loans and leases, respectively. The Corporation had commercial - domestic loan net charge-offs in the first quarter of 1999 of $181 million, or 0.53 percent of average commercial - domestic loans, compared to $27 million, or 0.09 percent of average commercial - domestic loans in the first quarter of 1998. Commercial - domestic loans past due 90 days or more and still accruing interest were $162 million, or 0.12 percent of commercial domestic loans, on March 31, 1999 compared to $135 million, or 0.10 percent, on December 31, 1998. Nonperforming commercial - domestic loans were $1.1 billion, or 0.8 percent of commercial - domestic loans, on March 31, 1999, compared to $812 million, or 0.59 percent, on December 31, 1998.
        Commercial - foreign loans outstanding totaled $31.8 billion and $31.5 billion on March 31, 1999 and December 31, 1998, respectively, or 9 percent of loans and leases for both periods. The Corporation had commercial - foreign loan net charge-offs in the first quarter of 1999 of $29 million, or 0.37 percent of average commercial - foreign loans, compared to $20 million, or 0.28 percent of average commercial - foreign loans in the first quarter of 1998. Commercial - foreign loans past due 90 days or more and still accruing interest were $34 million, or 0.11 percent of commercial - foreign loans, on March 31, 1999 compared to $23 million, or 0.07 percent, on December 31, 1998. Nonperforming commercial foreign loans were $434 million, or 1.4 percent of commercial - foreign loans, on March 31, 1999, compared to $314 million, or 1.0 percent, on December 31, 1998. For additional information see RECENT INTERNATIONAL DEVELOPMENTS on page 38.

---------------------------------------------------------------

   TABLE TEN
   SIGNIFICANT INDUSTRY LOANS AND LEASES (1)
   March 31, 1999


   (DOLLARS IN MILLIONS)                           OUTSTANDING
   -----------------------------------------------------------
   Transportation                                    $ 10,280
   Oil and gas                                          8,604
   Health care                                          8,247
   Equipment and general manufacturing                  8,184
   Media                                                8,052
   Agribusiness                                         7,786
   Retail                                               7,555
   Business services                                    7,400
   Autos                                                7,113
   Utilities                                            5,638

(1) INCLUDES ONLY NON-REAL ESTATE COMMERCIAL LOANS AND LEASES.
---------------------------------------------------------------


        CONSUMER - On March 31, 1999 and December 31, 1998, total domestic consumer loans outstanding totaled $162.9 billion and $157.6 billion, respectively, or 45 percent and 44 percent of loans and leases, respectively. Total domestic consumer net charge-offs during the three months ended March 31, 1999 decreased $165 million compared to the first quarter of 1998 due mainly to lower bankcard and consumer finance net charge-offs.
        Average residential mortgage loans increased to $75.8 billion for the first quarter of 1999 compared to $70.4 billion for the first quarter of 1998, reflecting larger retail origination activity which resulted from a decline in the general level of interest rates.
         Average managed bankcard receivables decreased to $19.8 billion for the first quarter of 1999 compared to $20.4 billion for the first quarter of 1998.
        Average other consumer loans for the first quarter of 1999 increased to $73.1 billion compared to $71.4 billion for the first quarter of 1998. The increase was net of the impact of approximately $4.5 billion of securitizations that occurred throughout 1998 and $1.0 billion of securitizations in the first three months of 1999. Average managed other consumer loans, which include direct and indirect consumer loans and home equity lines, as well as indirect auto loan and consumer finance securitizations, totaled $83.3 billion and $73.7 billion in the first quarter of 1999 and 1998, respectively.
        Total consumer loans past due 90 days or more and still accruing interest were $354 million, or 0.21 percent of total consumer loans, on March 31, 1999 compared to $441 million, or 0.27 percent, on

December 31, 1998. Total consumer nonperforming loans were $1.0 billion, or 0.63 percent of total consumer loans and $1.1 billion, or 0.65 percent on March 31, 1999 and December 31, 1998, respectively.

        RECENT INTERNATIONAL DEVELOPMENTS - During 1998, and continuing into 1999, a number of countries in Asia, Latin America and Eastern Europe experienced economic difficulties due to a combination of structural problems and negative market reaction that resulted from increased awareness of these problems. While each country's situation is unique, many share common factors such as: (1) government actions which restrain normal functioning of free markets in physical goods, capital and/or currencies; (2) perceived weaknesses of the banking systems; and (3) perceived overvaluation of local currencies. In addition, since these factors have resulted in capital movement out of the countries or in reduced capital inflows, many of these countries are experiencing liquidity problems in addition to the structural problems.
        Where appropriate, the Corporation has adjusted its activities (including its borrower selection) in light of the risks and opportunities discussed above. The Corporation also has continued to reduce its exposures in Asia, Latin America and Central and Eastern Europe throughout the first quarter of 1999. The Corporation will continue to monitor and adjust its foreign activities on a country by country basis depending on management's judgement of the likely developments in each country and will take action as deemed appropriate. For a more comprehensive discussion of the Corporation's risk management processes, refer to pages 29 through 35 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

        REGIONAL FOREIGN EXPOSURE - Through its credit and market risk management activities, the Corporation has been devoting special attention to those countries that have been negatively impacted by increasing global economic pressure. This includes special attention to those Asian countries that are currently experiencing currency and other economic problems, as well as countries within Latin America and Eastern Europe which are also experiencing similar problems.
        In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. TABLE ELEVEN sets forth selected regional exposures as of March 31, 1999.

            The following table is based on the Federal Financial Institutions Examination Council's instructions for periodic reporting of foreign exposures. The table has been expanded to include "Gross Local Country Claims" as defined per the footnotes and may not be consistent with disclosures by other financial institutions.

-----------------------------------------------------------------------------------------------------------------
TABLE ELEVEN
REGIONAL FOREIGN EXPOSURE

                                                                                     INCREASE       INCREASE
                                     TOTAL        GROSS       OTHER       TOTAL      (DECREASE)    (DECREASE)
                                    CROSS-        LOCAL       CROSS-     EXPOSURE      FROM           FROM
                                    BORDER       COUNTRY      BORDER     MARCH 31   DECEMBER 31    DECEMBER 31
(DOLLARS IN MILLIONS)                LOANS     CLAIMS (1)   CLAIMS (2)     1999        1998           1997
------------------------------------------------------------------------------------------------------------------
REGION/COUNTRY
ASIA
China                                    $ 96        $ 143       $ 204       $ 443         $ (6)      $ (322)
Hong Kong                                  46        4,621         266       4,933         (255)        (698)
India                                     442        1,863         139       2,444          (74)         (55)
Indonesia                                 428          108         141         677          (46)        (833)
Japan                                     209        2,004       1,805       4,018       (1,043)      (2,952)
Korea (South)                             548          457         847       1,852          (27)      (1,952)
Malaysia                                   27          666          76         769           41         (485)
Pakistan                                    8          265          23         296          (56)        (254)
Philippines                               213           97         134         444         (139)        (319)
Singapore                                 140        1,399         217       1,756         (250)        (656)
Taiwan                                    401        1,655         138       2,194          (96)        (244)
Thailand                                   88          624         142         854          (96)      (1,103)
Other                                       5          124          29         158            5          (39)
                                  ---------------------------------------------------------------------------
                                        2,651       14,026       4,161      20,838       (2,042)      (9,912)
                                  ---------------------------------------------------------------------------
CENTRAL AND EASTERN EUROPE
Russian Federation                         34            -          10          44          (16)        (403)
Other                                     279           66         264         609          (95)         (89)
                                  ---------------------------------------------------------------------------
                                          313           66         274         653         (111)        (492)
                                  ---------------------------------------------------------------------------
LATIN AMERICA
Argentina                                 619          432         191       1,242          (25)        (401)
Brazil                                  1,390          850       1,014       3,254         (164)        (376)
Chile                                     726          531         161       1,418         (233)        (262)
Colombia                                  449           58          72         579         (219)        (206)
Mexico                                  2,435          218       1,924       4,577         (361)      (1,535)
Venezuela                                 135           38         344         517          (40)        (106)
Other                                     206            -         188         394          (36)         (49)
                                  ---------------------------------------------------------------------------
                                        5,960        2,127       3,894      11,981       (1,078)      (2,935)
                                  ---------------------------------------------------------------------------
    TOTAL                             $ 8,924     $ 16,219     $ 8,329    $ 33,472     $ (3,231)   $ (13,339)
                                  ===========================================================================


(1)  INCLUDES THE FOLLOWING CLAIMS BY THE CORPORATION'S FOREIGN OFFICES ON LOCAL
     COUNTRY RESIDENTS REGARDLESS OF THE CURRENCY: TRADING ACCOUNT SECURITIES,
     DERIVATIVE PRODUCTS, UNUSED COMMITMENTS, STANDBY LETTERS OF CREDIT,
     COMMERCIAL LETTERS OF CREDIT, FORMAL GUARANTEES, AND SECURITIES AVAILABLE
     FOR SALE (AT MARKET VALUE) AND HELD FOR INVESTMENT (AT COST).

(2)  INCLUDES: ACCRUED INTEREST RECEIVABLE, ACCEPTANCES, INTEREST-BEARING
     DEPOSITS IN BANKS, TRADING ACCOUNT SECURITIES, OTHER INTEREST-EARNING
     INVESTMENTS, OTHER SHORT-TERM MONETARY ASSETS, UNREALIZED GAINS ON
     OFF-BALANCE SHEET INSTRUMENTS, UNUSED COMMITMENTS, STANDBY LETTERS OF
     CREDIT, COMMERCIAL LETTERS OF CREDIT, FORMAL GUARANTEES, AND AVAILABLE FOR
     SALE AND HELD TO MATURITY SECURITIES, INCLUDING SECURITIES THAT ARE
     COLLATERALIZED BY U.S. TREASURY SECURITIES AS FOLLOWS: MEXICO - $1,121,
     VENEZUELA - $201, PHILIPPINES - $22 AND LATIN AMERICA OTHER - $87.
     HELD FOR INVESTMENT SECURITIES AMOUNTED TO $777 WITH A FAIR VALUE OF $615.


-----------------------------------------------------------------------------------------------------------------

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
DERIVATIVES - ASSET AND LIABILITY MANAGEMENT (ALM) ACTIVITIES

        Interest rate contracts are used in the ALM process. These contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Futures contracts used for ALM activities are primarily index futures providing for cash payments based upon the movements of a deposit rate index.
        The amount of net realized deferred gains associated with terminated ALM swaps were $326 million and $294 million at March 31, 1999 and December 31, 1998, respectively. The amount of net realized deferred losses associated with terminated ALM futures and forward rate contracts was $11 million and $1 million at March 31, 1999 and December 31, 1998, respectively. The amount of net realized deferred gains associated with terminated ALM options were $41 million and $26 million at March 31, 1999 and December 31, 1998, respectively. See NOTE SIX of the consolidated financial statements on page 11 for information on the notional amount and fair value of the Corporation's ALM interest rate contracts.
        In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, forward and futures contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. At March 31, 1999, these contracts had a notional amount of $8.8 billion and fair value of $70 million.
        The fair values of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.
        For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 25.

MARKET RISK MANAGEMENT

        In the normal course of conducting its business activities, the Corporation is exposed to market risks including price and liquidity risk. Market risk is the potential of loss arising from adverse changes in market rates and prices, such as interest rates (interest rate risk), foreign currency exchange rates (foreign exchange risk), commodity prices (commodity risk) and prices of equity securities (equity risk). Financial products that expose the Corporation to market risk include securities, loans, deposits, debt and derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current or future financial commitments or that the Corporation may be more reliant on alternative funding sources such as long-term debt.
        Market risk is managed by the Corporation's Finance Committee, which formulates policy based on desirable levels of market risk. In setting desirable levels of market risk, the Finance Committee considers the impact on both earnings and capital of the current outlook in market rates, potential changes in market rates, world and regional economies, liquidity, business strategies and other factors.
        The expected maturities, unrealized gains and losses and weighted average effective yields and rates associated with the Corporation's significant non-trading, on-balance sheet financial instruments at March 31, 1999 were not significantly different from those at December 31, 1998. For a discussion of non-trading, on-balance sheet financial instruments see page 30 and TABLE NINE on page 31 of the Market Risk Management section of the Corporation's 1998 Annual Report on Form 10-K.
        Risk management interest rate contracts are utilized in the ALM process. Such contracts, which are generally non-leveraged generic interest rate and basis swaps, futures, forwards, and options, allow the Corporation to effectively manage its interest rate risk position. As reflected in TABLE TWELVE, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps on March 31, 1999 was $65.4 billion and $24.4 billion, respectively. The receive fixed interest rate swaps are primarily converting variable-rate commercial loans to fixed-rate. The net receive fixed position on March 31, 1999 was $41.0 billion compared to $34.7 billion on December 31, 1998. In addition, the Corporation had $9.3 billion of basis swaps at March 31, 1999 linked primarily to loans and long-term debt.
        TABLE TWELVE also summarizes the estimated duration, weighted average pay and receive rates and the unrealized gains and losses on March 31, 1999 of the Corporation's ALM interest rate swaps, as well as the estimated duration and unrealized gains and losses on March 31, 1999 of the Corporation's ALM basis swaps and options contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The net unrealized gain on the ALM swap portfolio was $106 million and $942 million on March 31, 1999 and December 31, 1998, respectively. The change is attributable to an increase in interest rates. The net unrealized gain in the estimated value of the ALM interest rate contracts should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.
        For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 25.

--------------------------------------------------------------------------------------------------------
   TABLE TWELVE
   ASSET AND LIABILITY MANAGEMENT INTEREST RATE CONTRACTS
   MARCH 31, 1999


                                                               EXPECTED MATURITY
   (DOLLARS IN MILLIONS,                ---------------------------------------------------------------
   AVERAGE ESTIMATED DURATION    FAIR
         IN YEARS)              VALUE     TOTAL        1999         2000          2001         2002
   ----------------------------------------------------------------------------------------------------
   Total receive fixed swaps      $788
    Notional amount                     $  65,466    $  3,725    $   11,942    $   11,554    $  3,242
    Weighted average
      receive rate                           6.10%       6.03%         6.02%         6.46%       6.64%

   Total pay fixed swaps         ($673)
    Notional amount                     $  24,441    $  4,140    $    6,900    $    4,349    $  1,740
    Weighted average pay rate                6.67%       6.48%         6.84%         6.44%       6.75%

   Basis swaps                     ($9)
                                 ------
    Notional amount                     $   9,286    $  1,385     $     743    $      618    $  1,669

   Total swaps                    $106
   ----------------------------------------------------------------------------------------------------

   Option products                ($54)
    Notional amount                     $  32,185    $  1,225    $      505    $    2,088     $   938
   ----------------------------------------------------------------------------------------------------

   Total interest rate contracts   $52
                                 =======
-------------------------------------------------------------------------------------------------------


                                          EXPECTED MATURITY
 (DOLLARS IN MILLIONS,                --------------------------  AVERAGE
 AVERAGE ESTIMATED DURATION                             AFTER    ESTIMATED
       IN YEARS)                          2003          2003     DURATION
 -----------------------------        ------------------------------------
 Total receive fixed swaps                                           3.60
  Notional amount                       $  14,146    $   20,857
  Weighted average
    receive rate                             5.55%         6.23%

 Total pay fixed swaps                                               2.71
  Notional amount                       $   2,480    $    4,832
  Weighted average pay rate                  6.90%         6.60%

 Basis swaps                                                         4.19

  Notional amount                       $   4,871    $        -

 Total swaps
 -----------------------------        ------------------------------------

 Option products
  Notional amount                       $   1,950    $   25,479
 -----------------------------        ------------------------------------

 Total interest rate contracts

------------------------------        -------------------------------------

        The table on the following page sets forth the calculated value-at-risk
(VAR) amounts for the first three months of 1999. The amounts are calculated on a pre-tax basis. The first calculation assumes that each portfolio segment experiences adverse price movements at the same time (i.e., the price movements are perfectly correlated). The second calculation assumes that these adverse price movements within the major portfolio segments do not occur at the same time (i.e., they are uncorrelated). While the Corporation's trading positions resulted in improved trading results, the Corporation continued to lower its market risk. For additional discussion of market risk associated with the trading portfolio and how the Corporation manages its exposure to market risk, see pages 32 and 33 of the Corporation's 1998 Annual Report on Form 10-K. The composition of the trading portfolio and the related fair values are included in NOTE THREE of the consolidated financial statements on page 8.



Trading Activities Market Risk
-----------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED MARCH 31, 1999
                                               ------------------------------------------------
 (US DOLLAR EQUIVALENTS IN MILLIONS)             AVERAGE VAR        HIGH VAR (1)     LOW VAR (1)
-----------------------------------------------------------------------------------------------
Based on perfect positive correlation:
     Interest rate                                 $ 108.9           $ 126.8            $ 91.5
     Foreign currency                                 11.8              14.8               7.9
     Commodities                                       1.8               3.1                .9
     Equity                                            7.1              10.9               3.0
Based on zero correlation:
     Interest rate                                    33.4              41.2              24.8
     Foreign currency                                  9.3              12.0               6.1
     Commodities                                       1.3               2.6                .6
     Equity                                            6.4               9.5               2.6
-----------------------------------------------------------------------------------------------

(1) THE HIGH AND LOW FOR THE ENTIRE TRADING ACCOUNT MAY NOT EQUAL THE SUM OF THE INDIVIDUAL COMPONENTS AS THE HIGHS OR LOWS OF THE COMPONENTS OCCURRED ON DIFFERENT TRADING DAYS.

CAPITAL RESOURCES AND CAPITAL MANAGEMENT

        Presented below are the Corporation's regulatory capital ratios on March 31, 1999 and December 31, 1998. The Corporation and its significant banking subsidiaries were considered "well-capitalized" on March 31, 1999.


                                 MARCH 31       December 31
                                   1999           1998
----------------------------------------------------------
Risk-Based Capital Ratios:
   Tier 1 Capital                  7.40%           7.06%
   Total Capital                  11.17           10.94

Leverage Capital Ratio             6.47            6.22



         The regulatory capital guidelines measure capital in relation to the credit and market risk of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At March 31, 1999, the Corporation had no subordinated debt that qualified as Tier 3 Capital.
        The Corporation's and its significant banking subsidiaries' regulatory capital ratios on March 31, 1999 exceeded the regulatory minimums of 4 percent for Tier 1 risk-based capital, 8 percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of 3 percent.

--------------------------------------------------------------------------------
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

                            See "Management's Discussion and Analysis of
                            Results of Operations and Financial Condition - Market Risk Management" on page 40 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

--------------------------------------------------------------------------------
PART II. OTHER INFORMATION
--------------------------------------------------------------------------------
 ITEM 1. LEGAL
 PROCEEDINGS

LITIGATION

         In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings and proceedings substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.

         The Corporation's predecessor, BankAmerica and certain of its subsidiaries, including Bank of America NT&SA, were named in one such suit by the City of San Francisco and several related public entities, and by the State of California, in an action entitled State of California, etc ex rel Stull v. Bank of America NT&SA, et. al. (No. 968-484).The case was instituted on April 1, 1995 in the Superior Court for the City and County of San Francisco. The City of San Francisco and related public entities intervened in the case on May 1, 1997, and the State of California took over prosecution of the case on May 5, 1997. The chief allegation of this suit is that Bank of America NT&SA and its predecessors retained unclaimed funds related to bonds and coupons that were not presented by bondholders rather than returning them to certain bond issuers or escheating such funds to the State. The suit also alleges False Claims Act exposure for alleged fee overcharges and claims that Bank of America NT&SA and its predecessors improperly invested bond program funds. On November 12, 1998, the plaintiffs and the Corporation and its named subsidiaries settled this suit whereby the Corporation and its named subsidiaries agreed to pay $187.5 million to the plaintiffs. The settlement has been approved by the court.

         The Corporation and certain present and former officers and directors have been named as defendants in 24 uncertified class actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses related to D.E. Shaw & Co., L.P. until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The uncertified classes consist generally of persons who were shareholders of NationsBank or BankAmerica on September 30, 1998, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar uncertified class actions (including one limited to California residents) are pending in California state court, alleging violations of the California Corporations Code and other state laws. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

         Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

        In recognition of the fact that certain director positions of the Corporation and BankAmerica were eliminated in connection with the September 30, 1998 merger between the two companies, on January 27, 1999, the Board of Directors of the Corporation (which did not include any recipients of the awards) awarded each of the 19 former directors $120,000 in shares of Common Stock. This award resulted in the issuance of an aggregate of 36,689 shares of Common Stock.

        ITEM 6. EXHIBITS     a.   Exhibits
        AND REPORTS ON            --------
        FORM 8-K
                             Exhibit 11 - Earnings Per Common Share Computation
                             Exhibit 12(a) - Ratio of Earnings to Fixed Charges
                             Exhibit 12(b) - Ratio of Earnings to Fixed Charges
                              and Preferred Dividends
                             Exhibit 27 - Financial Data Schedule







                             b.   Reports on Form 8-K
                                  -------------------

                             The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1999:

                             Current Report on Form 8-K dated January 19, 1999 and filed January 21, 1999, Items 5 and 7.

                             Current Report on Form 8-K dated February 2, 1999 and filed February 8, 1999, Items 5 and 7.

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   BANK OF AMERICA CORPORATION
                                                   ---------------------------
                                                   Registrant


Date: May 17, 1999                                 /s/ MARC D. OKEN
      ------------                                 ----------------
                                                   MARC D. OKEN
                                                   Executive Vice President and
                                                   Principal Financial Executive
                                                   (Duly Authorized Officer and
                                                   Chief Accounting Officer)

                                 BANK OF AMERICA CORPORATION

                                          FORM 10-Q

                                      INDEX TO EXHIBITS

Exhibit        Description
-------        -------------
  11         Earnings Per Common Share Computation

  12(a)      Ratio of Earnings to Fixed Charges

  12(b)      Ratio of Earnings to Fixed Charges and Preferred Dividends

  27         Financial Data Schedule