Form 10-Q
period 1999-06-30
BANK OF AMERICA CORP /DE/
filed 1999-08-16
CIK 70858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                    Yes X  No

On July 31, 1999, there were 1,727,403,256 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation



June 30, 1999 Form 10-Q
-------------------------------------------------------------------------------------------------------------------


INDEX

                                                                                                 Page

Part I                     Item 1.  Financial Statements:
Financial                              Consolidated Statement of Income for the Three
Information                            Months and Six Months Ended                                2
                                       June 30, 1999 and 1998

                                       Consolidated Balance Sheet on June 30, 1999
                                       and December 31, 1998                                      3

                                       Consolidated Statement of Cash Flows for the
                                       Six Months Ended June 30, 1999 and 1998                    4

                                       Consolidated Statement of Changes in Share-
                                       holders' Equity for the Six Months Ended
                                       June 30, 1999 and 1998                                     5

                                       Notes to Consolidated Financial Statements                 6

                           Item 2.   Management's Discussion and Analysis of Results
                                     of Operations and Financial Condition                        16

                           Item 3.   Quantitative and Qualitative Disclosures about
                                     Market Risk                                                  49


-------------------------------------------------------------------------------------------------------------------



Part II
Other Information          Item 1.   Legal Proceedings                                            49

                           Item 6.   Exhibits and Reports on Form 8-K                             50

                           Signature                                                              51

                           Index to Exhibits                                                      52


Part I. Financial Information
Item 1. Financial Statements
----------------------------------------------------------------------------------------------------------------------------

Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
----------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months                    Six Months
                                                                       Ended June 30                  Ended June 30
                                                                -----------------------------  -----------------------------
(Dollars in Millions, Except Per-Share Information)                  1999          1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases                                  $ 6,853       $ 7,105        $ 13,623       $ 14,217
Interest and dividends on securities                                     1,143         1,077           2,318          2,206
Federal funds sold and securities purchased under
     agreements to resell                                                  387           433             768            850
Trading account assets                                                     525           692           1,070          1,430
Other interest income                                                      298           330             628            639
----------------------------------------------------------------------------------------------------------------------------
      Total interest income                                              9,206         9,637          18,407         19,342
----------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposits                                                                 2,168         2,690           4,480          5,383
Short-term borrowings                                                    1,396         1,229           2,751          2,539
Trading account liabilities                                                150           262             279            536
 Long-term debt                                                            880           830           1,685          1,639
----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                             4,594         5,011           9,195         10,097
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      4,612         4,626           9,212          9,245
Provision for credit losses                                                510           495           1,020          1,005
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                    4,102         4,131           8,192          8,240
Gains on sales of securities                                                52           120             182            333

Noninterest income
Service charges on deposit accounts                                        900           844           1,755          1,660
Mortgage servicing income                                                  125           207             257            379
Investment banking income                                                  555           664             943          1,277
Trading account profits and fees                                           395           232             895            604
Brokerage income                                                           192           188             376            368
Nondeposit-related service fees                                            123           164             259            339
Asset management and fiduciary service fees                                274           261             517            506
Credit card income                                                         448           352             808            671
Other income                                                               510           724             935          1,325
----------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                           3,522         3,636           6,745          7,129
----------------------------------------------------------------------------------------------------------------------------

Merger-related charges, net                                                200          (430)            200            470

Other noninterest expense
Personnel                                                                2,261         2,425           4,594          4,865
Occupancy                                                                  395           421             791            803
Equipment                                                                  339           334             697            674
Marketing                                                                  147           145             294            303
Professional fees                                                          166           209             292            404
Amortization of intangibles                                                225           227             447            455
Data processing                                                            214           186             404            365
Telecommunications                                                         140           138             276            269
Other general operating                                                    446           528             866          1,041
General administrative and other                                           124           154             249            292
----------------------------------------------------------------------------------------------------------------------------
      Total other noninterest expense                                    4,457         4,767           8,910          9,471
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               3,019         3,550           6,009          5,761
Income tax expense                                                       1,104         1,252           2,180          2,132
----------------------------------------------------------------------------------------------------------------------------
Net income                                                             $ 1,915       $ 2,298         $ 3,829         $3,629
============================================================================================================================
Net income available to common shareholders                            $ 1,914       $ 2,287         $ 3,826         $3,607
============================================================================================================================
Per-share information
     Earnings per common share                                          $ 1.10        $ 1.32          $ 2.20         $ 2.09
============================================================================================================================
     Diluted earnings per common share                                  $ 1.07        $ 1.28          $ 2.15         $ 2.03
============================================================================================================================
     Dividends per common share                                          $ .45         $ .38           $ .90          $ .76
============================================================================================================================
Average common shares issued and outstanding (in thousands)          1,743,503     1,732,168       1,740,549      1,728,353
============================================================================================================================


See accompanying notes to consolidated financial statements.
                                      2



----------------------------------------------------------------------------------------------------------------------------------

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       June 30       December 31
(Dollars in Millions)                                                                                    1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                                 $ 24,197       $ 28,277
Time deposits placed and other short-term investments                                                        5,350          6,750
Securities:
   Held for investment, at cost (market value - $1,311 and $1,853)                                           1,499          1,997
   Available for sale                                                                                       75,012         78,590
----------------------------------------------------------------------------------------------------------------------------------
     Total securities                                                                                       76,511         80,587
----------------------------------------------------------------------------------------------------------------------------------

Federal funds sold and securities purchased under agreements to resell                                      35,907         27,146
Trading account assets                                                                                      35,427         39,602
Derivative-dealer assets                                                                                    13,808         16,400

Loans and leases                                                                                           363,581        357,328
Allowance for credit losses                                                                                 (7,096)        (7,122)
----------------------------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                                                  356,485        350,206
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                                  7,012          7,289
Customers' acceptance liability                                                                              1,908          2,671
Interest receivable                                                                                          3,478          3,734
Mortgage servicing rights                                                                                    3,538          2,376
Goodwill                                                                                                    12,741         12,695
Core deposits and other intangibles                                                                          1,875          2,013
Other assets                                                                                                35,865         37,933
----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                       $614,102       $617,679
==================================================================================================================================
Liabilities
Deposits in domestic offices:
   Interest-bearing                                                                                       $201,018       $203,644
   Noninterest-bearing                                                                                      88,611         92,623
Deposits in foreign offices:
   Interest-bearing                                                                                         47,641         59,280
   Noninterest-bearing                                                                                       1,775          1,713
----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                                        339,045        357,260
----------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                                  78,317         67,543
Trading account liabilities                                                                                 16,394         14,170
Derivative-dealer liabilities                                                                               13,506         16,835
Commercial paper                                                                                             7,604          6,749
Other short-term borrowings                                                                                 34,045         24,742
Acceptances outstanding                                                                                      1,908          2,671
Accrued expenses and other liabilities                                                                      17,638         30,929
Trust preferred securities                                                                                   4,955          4,954
Long-term debt                                                                                              55,059         45,888
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                     568,471        571,741
----------------------------------------------------------------------------------------------------------------------------------

     Contingent liabilities and other financial commitments (Note Six)

Shareholders' Equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares;  issued and
     outstanding - 1,871,753 and 1,952,039 shares                                                               80             83
Common stock, $0.01 par value; authorized - 5,000,000,000 shares;  issued and
     outstanding - 1,722,930,646 and 1,724,484,305 shares                                                   14,433         14,837
Retained earnings                                                                                           33,256         30,998
Accumulated other comprehensive income                                                                      (1,595)           152
Other                                                                                                         (543)          (132)
----------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                             45,631         45,938
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                                         $614,102       $617,679
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                                       3

------------------------------------------------------------------------------------------------------------------------

Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows

------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six Months
                                                                                                     Ended June 30
                                                                                             ---------------------------
(Dollars in Millions)                                                                            1999          1998
------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                         $3,829        $3,629
Reconciliation of net income to net cash provided by operating activities:
     Provision for credit losses                                                                    1,020         1,005
     Gains on sales of securities                                                                    (182)         (333)
     Merger-related charges, net                                                                      200           470
     Depreciation and premises improvements amortization                                              533           544
     Amortization of intangibles                                                                      447           455
     Deferred income tax (benefit) expense                                                            (542)         168
     Net decrease (increase) in trading instruments                                                 6,399        (3,038)
     Net decrease in interest receivable                                                              256            11
     Net (decrease) increase in interest payable                                                     (155)           50
     Other operating activities                                                                   (10,084)       (2,864)
------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                   1,721            97
Investing Activities
Proceeds from maturities of securities held for investment                                            498           681
Purchases of securities held for investment                                                             -          (223)
Proceeds from sales and maturities of securities available for sale                                29,484        44,327
Purchases of securities available for sale                                                        (28,070)      (36,181)
Net increase in federal funds sold and securities purchased
   under agreements to resell                                                                      (8,761)       (4,939)
Net decrease in time deposits placed and other short-term investments                               1,400         1,116
Purchases and net originations of loans and leases                                                (26,696)      (29,699)
Proceeds from sales and securitizations of loans and leases                                        19,892        19,318
Purchases and originations of mortgage servicing rights                                            (1,428)         (641)
Net (purchases) sales of premises and equipment                                                      (256)          204
Proceeds from sales of foreclosed properties                                                          169           277
Sales and acquisitions of business activities, net of cash                                         (1,483)          (58)
------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                     (15,251)       (5,818)
Financing Activities
Net (decrease) increase in deposits                                                               (18,215)        6,463
Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                                             10,774        (4,950)
Net increase in commercial paper and other short-term borrowings                                   10,158         1,695
Proceeds from issuance of trust preferred securities                                                    -           340
Proceeds from issuance of long-term debt                                                           12,420         5,979
Retirement of long-term debt                                                                       (3,110)       (3,718)
Proceeds from issuance of common stock                                                                677           940
Redemption of preferred stock                                                                            -          (614)
Cash dividends paid                                                                                (1,571)       (1,220)
Common stock repurchased                                                                           (1,722)         (600)
Other financing activities                                                                             50            25
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                    9,461         4,340
Effect of exchange rate changes on cash and cash equivalents                                          (11)           27
------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                          (4,080)       (1,354)
Cash and cash equivalents on January 1                                                             28,277        28,466
------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents on June 30                                                          $ 24,197      $ 27,112
========================================================================================================================


Loans transferred to foreclosed properties amounted to $198 and $197 for the six months ended June 30, 1999 and 1998, respectively.
Loans securitized and retained in the trading and available for sale securities portfolios amounted to $367 and $2,607 for the six months ended June 30, 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

                                       4





------------------------------------------------------------------------------------------------------------------------------------

Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------



                                                                                        Accumulated           Total
                                                         Common Stock                      Other              Share-
                                           Preferred   -----------------    Retained   Comprehensive          holders' Comprehensive
(Dollars in Million, Shares in Thousands)    Stock     Shares     Amount    Earning       Income(1)   Other    Equity     Income
------------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1997                 $708    1,722,538    $15,140   $28,438          $ 407   $(109)  $44,584
Net income                                                                    3,629                            3,629        $ 3,629
Other comprehensive income, net of tax                                                         (36)              (36)           (36)
                                                                                                                      --------------
Comprehensive income                                                                                                        $ 3,593
                                                                                                                      ==============
Cash dividends:
   Common                                                                    (1,198)                          (1,198)
   Preferred                                                                    (22)                             (22)
Common stock issued under dividend
  reinvestment and employee plans                       21,286        972                              (32)      940
Stock issued in acquisitions                               385         15                                         15
Common stock repurchased                                (9,349)      (600)                                      (600)
Conversion of preferred stock                  (9)         373          9
Redemption of preferred stock                (614)                                                              (614)
Other                                                                  (1)                              12        11
---------------------------------------------------------------------------------------------------------------------
Balance on June 30, 1998                      $85    1,735,233    $15,535   $30,847          $ 371   $(129)  $46,709
=====================================================================================================================

Balance on December 31, 1998                  $83    1,724,484    $14,837   $30,998          $ 152   $(132)  $45,938
Net income                                                                    3,829                            3,829        $ 3,829
Other comprehensive income, net of tax                                                      (1,747)           (1,747)        (1,747)
                                                                                                                      --------------
Comprehensive income                                                                                                        $ 2,082
                                                                                                                      ==============
Cash dividends:
   Common                                                                    (1,568)                          (1,568)
   Preferred                                                                     (3)                              (3)
Common stock issued under dividend
  reinvestment and employee plans                       23,307      1,097                             (420)      677
Common stock repurchased                               (25,000)    (1,722)                                    (1,722)
Conversion of preferred stock                  (3)         136          3
Other                                                        4        218                                9       227
---------------------------------------------------------------------------------------------------------------------
Balance on June 30, 1999                      $80    1,722,931    $14,433   $33,256        $(1,595)  $(543)  $45,631
=====================================================================================================================

 (1)Changes in Accumulated Other Comprehensive Income include after-tax net unrealized losses on securities available for sale and marketable equity securities of $1,710 and $37, and after-tax net unrealized losses (gains) on foreign currency translation adjustments of $37 and $(1)for the six months ended June 30, 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

                                       5

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     On September 30, 1998, BankAmerica Corporation (BankAmerica) merged with and into NationsBank Corporation (the Merger). The combined company was renamed BankAmerica Corporation and on April 28, 1999, BankAmerica Corporation changed its name to Bank of America Corporation (the Corporation). The transaction was accounted for as a pooling of interests. The consolidated financial statements have been restated to present the combined results of the Corporation as if the Merger had been in effect for all periods presented.
     On January 9, 1998,  the  Corporation  completed  its merger  with  Barnett
Banks, Inc. (Barnett). The transaction was accounted for as a pooling of interests. The consolidated financial statements have been restated to present the combined results of the Corporation and Barnett as if the merger had been in effect for all periods presented.
     The Corporation is a Delaware corporation and a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended, with its principal assets being the stock of its subsidiaries. Through its banking and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets.

Note One - Accounting Policies

     The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
     Accounting policies followed in the presentation of interim financial results are presented on pages 56 to 61 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.
     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative and Hedging Activities" (SFAS 133). This standard requires all derivative instruments to be recognized as assets or liabilities and measured at their fair values. In addition, SFAS 133 provides for special hedge accounting, for fair value, cash flow and foreign currency hedges, provided certain criteria are met. The Corporation is required to adopt SFAS 133 on or before January 1, 2001. Upon adoption, all hedging relationships must be redesignated and documented pursuant to the provisions of the statement. The Corporation is in the process of evaluating the impact of this statement on its risk management strategies and processes, information systems and financial statements.

Note Two - Merger-Related Activity

     On September 30, 1998, the Corporation completed its merger with BankAmerica, a multi-bank holding company headquartered in San Francisco, California. BankAmerica provided banking and other financial services throughout the U.S. and in selected international markets to consumers and business customers including corporations, governments and other institutions. As a result of the Merger, each outstanding share of BankAmerica common stock was converted into 1.1316 shares of the Corporation's common stock, resulting in the net issuance of approximately 779 million shares of the Corporation's common stock to the former BankAmerica shareholders. Each share of NationsBank Corporation (NationsBank) common stock continued as one share in the new company's common stock. In addition, approximately 88 million options to purchase the Corporation's common stock were issued to convert similar stock options granted to certain BankAmerica employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expenses of NationsBank and BankAmerica have been combined and reflected at their historical amounts. NationsBank's total assets, total deposits and total shareholders' equity on the date of the Merger were approximately $331.9 billion, $166.8 billion and $27.7 billion, respectively. BankAmerica's total assets, total deposits and total shareholders' equity on the date of the Merger amounted to approximately $263.4 billion, $179.0 billion and $19.6 billion, respectively.
     In connection with the Merger, the Corporation recorded a $1,325 million pre-tax merger-related charge in 1998 of which $725 million ($519 million after-tax) and $600 million ($441 million after-tax) were recorded in the third and fourth quarters of 1998, respectively. The total pre-tax charge for 1998 consisted of approximately $740 million primarily of severance and change in control and other employee-related items, $150 million of conversion and related costs including occupancy, equipment and customer communication expenses, $300 million of exit and related costs and $135 million of other merger costs (including legal, investment banking and filing fees). In the second quarter of 1999, the Corporation also recorded a pre-tax merger-related charge of $200 million ($145 million after-tax) in connection with the Merger. The pre-tax charge consisted of approximately $94 million primarily of severance and change in control and other employee-related items, $7 million of conversion and
related   costs   including  occupancy,  equipment and   customer communication
expenses, $97 million of exit and related costs and $2 million of other merger costs. The Corporation anticipates recording an additional pre-tax merger-related charge of approximately $325 million ($272 million after-tax) in 1999.
     The following table summarizes the activity in the BankAmerica merger-related reserve during the six months ended June 30, 1999:

                                                                                        Non-Cash
                                          Balance on    Amount          Cash Payments   Reductions    Balance on
                                          January 1     Included        Applied to      Applied to    June 30
(Dollars in Millions)                       1999        Expense         Reserve         Reserve       1999
-----------------------------------------------------------------------------------------------------------------
Severance, change in control
   and other employee-related costs             $487         $ 94             $(374)            $-        $207
Conversion and related costs                     143            7                (9)           (46)         95
Exit and related costs                           194           97              (109)           (92)         90
Other merger costs                                18            2                (5)            (5)         10
-----------------------------------------------------------------------------------------------------------------
     Total                                      $842         $200             $(497)         $(143)       $402
=================================================================================================================



     On January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc., a multi-bank holding company headquartered in Jacksonville, Florida (the Barnett merger). Barnett's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. As a result of the Barnett merger, each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain Barnett employees. This transaction was also accounted for as a pooling of interests.
     In connection with the Barnett merger, the Corporation incurred a pre-tax merger-related charge during the first quarter of 1998, of approximately $900 million ($642 million after-tax), which consisted of approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other merger costs (including legal, investment banking and filing fees). In the second quarter of 1998, the Corporation recognized a $430 million gain resulting from the regulatory required divestitures of certain Barnett branches. As of June 30, 1999, substantially all of the Barnett merger-related reserves have been utilized.
     In 1996, the Corporation completed the initial public offering of 16.1 million shares of Class A Common Stock of BA Merchant Services, Inc. (BAMS), a subsidiary of the Corporation. On December 22, 1998, the Corporation and BAMS signed a definitive merger agreement on which the Corporation agreed to buy BAMS outstanding shares of Class A Common Stock other than the shares owned by the Corporation. On April 28, 1999, BAMS became a wholly-owned subsidiary of Bank of America National Trust and Savings Association (Bank of America NT&SA) and each outstanding share of BAMS common stock other than the shares owned by the Corporation was converted into the right to receive a cash payment equal to $20.50 per share without interest, or $339.2 million.
     As of June 30, 1999, the Corporation operated its banking activities primarily under three charters: Bank of America NT&SA, NationsBank, N.A. and Bank of America, N.A. (USA). On March 31, 1999, NationsBank of Delaware, N.A. merged with and into Bank of America, N.A. (USA), an Arizona corporation (formerly known as Bank of America National Association), which operates the Corporation's credit card business. On April 1, 1999, the mortgage business of BankAmerica transferred to NationsBanc Mortgage Corporation, which changed its name to Bank of America Mortgage. On April 8, 1999, the Corporation merged Bank of America Texas, N.A. into NationsBank, N.A. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America NT&SA, and the surviving entity of that merger changed its name to Bank of America, N.A. The Corporation expects to continue the consolidation of other banking subsidiaries (other than Bank of America, N.A. (USA)) throughout the remainder of 1999.

Note Three - Trading Account Assets and Liabilities
     The fair value of the components of trading account assets and liabilities on June 30, 1999 and December 31, 1998 and the average fair value for the six months ended June 30, 1999 were:

                                                                                                          Average for
                                                                                                            the Six
                                                                           June 30     December 31       Months Ended
(Dollars in Millions)                                                       1999          1998           June 30, 1999
-------------------------------------------------------------------------------------------------------------------------
Securities owned:
    U.S. Treasury securities                                                   $7,182        $7,854          $7,789
    Securities of other U.S. Government agencies and corporations               1,598           524           1,036
    Certificates of deposit, bankers' acceptances and commercial paper          2,490         2,723           2,464
    Corporate debt                                                              2,949         1,666           3,012
    Foreign sovereign debt                                                      9,751        11,774          11,523
    Mortgage-backed securities                                                  4,028         7,489           7,260
    Other securities                                                            7,429         7,572           7,396
-------------------------------------------------------------------------------------------------------------------------
        Total trading account assets                                          $35,427      $ 39,602         $40,480
=========================================================================================================================

Short sales:
    U.S. Treasury securities                                                  $12,982       $10,880         $10,510
    Corporate debt                                                                399            82             193
    Foreign sovereign debt                                                      1,828         3,166             819
    Other securities                                                            1,185            42           1,911
-------------------------------------------------------------------------------------------------------------------------
        Total trading account liabilities                                     $16,394       $14,170         $13,433
=========================================================================================================================


     See Note Six of the consolidated financial statements on page 12 for additional information on derivative-dealer positions, including credit risk.

Note Four - Loans and Leases

         Loans and leases on June 30, 1999 and December 31, 1998 were:

                                                June 30, 1999                  December 31, 1998
                                          ---------------------------------------------------------
(Dollars in Millions)                        Amount       Percent         Amount       Percent
---------------------------------------------------------------------------------------------------
Commercial - domestic                          $136,650        37.5 %       $137,422        38.5 %
Commercial - foreign                             30,459         8.4           31,495         8.8
Commercial real estate - domestic                25,068         6.9           26,912         7.5
Commercial real estate - foreign                    297          .1              301          .1
---------------------------------------------------------------------------------------------------
     Total commercial                           192,474        52.9          196,130        54.9
---------------------------------------------------------------------------------------------------
Residential mortgage                             79,752        21.9           73,608        20.6
Home equity lines                                16,018         4.4           15,653         4.4
Direct/Indirect consumer                         42,324        11.7           40,510        11.3
Consumer finance                                 19,171         5.3           15,400         4.3
Bankcard                                         10,098         2.8           12,425         3.5
Foreign consumer                                  3,744         1.0            3,602         1.0
---------------------------------------------------------------------------------------------------
     Total consumer                             171,107        47.1          161,198        45.1
---------------------------------------------------------------------------------------------------
          Total loans and leases               $363,581       100.0 %       $357,328       100.0 %
===================================================================================================


     The table below summarizes the changes in the allowance for credit losses on loans and leases for the three months and six months ended June 30, 1999 and 1998:

                                                                           Three Months                  Six Months
                                                                           Ended June 30               Ended June 30
                                                                   --------------------------------------------------------
(Dollars in Millions)                                                1999             1998         1999            1998
---------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                         $ 7,123          $ 6,763      $ 7,122         $ 6,778
---------------------------------------------------------------------------------------------------------------------------
Loans and leases charged off                                            (672)            (649)      (1,338)         (1,328)
Recoveries of loans and leases previously charged off                    152              144          299             307
---------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                                    (520)            (505)      (1,039)         (1,021)
Provision for credit losses                                              510              495        1,020           1,005
Other, net                                                               (17)             (22)          (7)            (31)
---------------------------------------------------------------------------------------------------------------------------
     Balance on June 30                                              $ 7,096          $ 6,731      $ 7,096         $ 6,731
===========================================================================================================================


     The following table presents the recorded investment in specific loans that were considered impaired on June 30, 1999 and December 31, 1998.

(Dollars in Millions)                              June 30, 1999      December 31, 1998
----------------------------------------------------------------------------------------
Commercial - domestic                                       $1,100                $ 796
Commercial - foreign                                           487                  314
Commercial real estate - domestic                              494                  554
----------------------------------------------------------------------------------------
     Total commercial                                       $2,081               $1,664
========================================================================================


     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting

Standards  No. 114,  "Accounting  by Creditors  for  Impairment of a Loan" (SFAS
114). Impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.
     On June 30, 1999 and December 31, 1998, nonperforming loans, including certain loans which are considered to be impaired, totaled $2.8 billion and $2.5 billion, respectively. Foreclosed properties amounted to $258 million and $282 million on June 30, 1999 and December 31, 1998, respectively.


Note Five - Debt

     In the second quarter of 1999, the Corporation issued $2.2 billion in senior and subordinated long-term debt, with maturities ranging from 2002 to 2039. Of the $2.2 billion issued, $1.7 billion was converted from fixed rates ranging from 5.75 percent to 7.25 percent to floating rates through interest rate swaps at spreads ranging from zero to 29 basis points over the three-month London InterBank Offered Rate (LIBOR). The remaining $440 million of debt issued bears interest at spreads ranging from five basis points below three-month LIBOR to 20 basis points over three-month LIBOR, and at spreads equal to five basis points below one-month LIBOR .
     Bank of America, N.A. maintains a program to offer up to $35 billion of bank notes from time to time with fixed or floating rates and maturities of 7 days or more from date of issue. On June 30, 1999 there were short-term and long-term bank notes outstanding under current and former programs of $11.3 billion and $10.4 billion, respectively.
     Since October 1996, the Corporation has formed thirteen wholly-owned grantor trusts to issue trust preferred securities to the public. The grantor trusts invested the proceeds of such trust preferred securities into junior subordinated notes of the Corporation. Certain of the trust preferred securities were issued at a discount. Such trust preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. The terms of the outstanding trust preferred securities at June 30, 1999 are summarized as follows:

                                                  Aggregate                       Per
                                                  Principal      Aggregate       Annum
                                                  Amount of      Principal      Interest            Stated
                                               Trust Preferred   Amount of      Rate of           Maturity of
(Dollars in Millions)            Issued          Securities      the Notes     the Notes           the Notes
-----------------------------------------------------------------------------------------------------------------
NationsBank
Capital Trust I             December 1996                 $600          $619          7.84 %   December 2026
Capital Trust II            December 1996                  365           376          7.83     December 2026
Capital Trust III           February 1997                  500           516      3-mo. LIBOR  January 2027
                                                                                   +55 bps
Capital Trust IV            April 1997                     500           516          8.25     April 2027

BankAmerica
Institutional Capital A     November 1996                  450           464          8.07     December 2026
Institutional Capital B     November 1996                  300           309          7.70     December 2026
Capital I                   December 1996                  300           309          7.75     December 2026
Capital II                  December 1996                  450           464          8.00     December 2026
Capital III                 January 1997                   400           412   3-mo. LIBOR     January 2027
                                                                                   +57 bps
Capital IV                  February 1998                  350           361          7.00     March 2028

Barnett
Capital I                   November 1996                  300           309          8.06     December 2026
Capital II                  December 1996                  200           206          7.95     December 2026
Capital III                 January 1997                   250           258   3-mo. LIBOR     February 2027
                                                                                 +62.5 bps
------------------------------------------------------------------------------
Total                                                   $4,965        $5,119
==============================================================================

     For additional information on trust preferred securities, see Note Nine of the Corporation's 1998 Annual Report on Form 10-K on pages 71-72.
      At June 30, 1999, the Corporation had commercial paper back-up lines of credit totaling $1.1 billion, of which $669 million expires in October 1999 and $479 million expires in October 2002. In addition, the Corporation had a $1.6 billion line of credit which expires in May 2001. At June 30, 1999, there were no amounts outstanding under these credit facilities. These lines are supported by fees paid to unaffiliated banks.
     As of June 30, 1999, the Corporation had the authority to issue approximately $4.7 billion of corporate debt and other securities under its existing shelf registration statement. On July 22, 1999, the Corporation filed a shelf registration statement for the issuance of $15.0 billion of corporate debt and other securities. The SEC declared the shelf registration statement effective as of August 5, 1999.
     Under a joint Euro medium-term note program, the Corporation and Bank of America, N.A. may offer an aggregate of $15.0 billion of senior long-term debt or, in the case of the Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. The Corporation uses foreign currency contracts to convert certain foreign-denominated debt into the economic equivalent of U.S. dollars. On June 30, 1999, $3.9 billion of notes were outstanding under this program. On June 30, 1999, $3.5 billion of notes were outstanding under the former BankAmerica Euro medium-term note program, which was terminated in connection with the Merger. As of July 30, 1999, the Corporation and Bank of America, N.A. had the authority to issue approximately $10.6 billion in the aggregate of debt securities under the current program.
     In the second quarter of 1999, Bank of America, N.A. issued $2.5 billion in senior long-term bank notes, with maturities in 2000 and 2001. Of the $2.5 billion issued, $1.52 billion bears interest at floating rates with spreads ranging from 284 to 285 basis points below the prime rate. Of the remaining $1.0 billion, $783 million bears interest at spreads ranging from two to 15 basis points above three-month LIBOR, and $188 million was issued with fixed rates ranging from 5.19 percent to 5.64 percent which were converted to floating rates through interest rate swaps at spreads ranging from 11 to 13 basis points below three-month LIBOR. During the second quarter of 1999, Bank of America, F.S.B. received advances from the Federal Home Loan Bank totaling $208 million, with maturities ranging from 2004 to 2029. Of the $208 million in advances, $200 million bears interest at a floating rate of one basis point below three-month LIBOR. The remaining $8 million bears interest at fixed rates ranging from 6.06 percent to 6.56 percent.
     From July 1, 1999, through August 13, 1999, Bank of America, N.A. issued $650 million of long-term bank notes.
     From July 1, 1999, through August 13, 1999, the Corporation issued $476 million of long-term debt.
     On May 25, 1999, Main Place Funding, LLC issued $1.5 billion in Mortgage-Backed Bonds due May 28, 2002. The bonds were issued at a floating rate of 12 basis points above three-month LIBOR.

Note Six - Commitments and Contingencies

Credit Extension Commitments
     The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following summarizes outstanding commitments to extend credit:

                                                                  June 30            December 31
(Dollars in Millions)                                              1999                 1998
--------------------------------------------------------------------------------------------------
Credit card commitments                                             $   65,621        $    67,018
Other loan commitments                                                 241,938            234,453
Standby letters of credit and financial guarantees                      31,685             33,311
Commercial letters of credit                                             4,159              3,035







Derivatives

Credit Risk Associated with Derivative-Dealer Activities
     The table on page 13 presents the notional or contract amounts on June 30, 1999 and December 31, 1998 and the credit risk amounts (the net replacement cost of contracts in a gain position) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market. This table should be read in conjunction with the Off-Balance Sheet section on pages 29 through 33 and Note Eleven of the Corporation's 1998 Annual Report on Form 10-K. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. The credit risk presented in the following table does not consider the value of any collateral, but generally takes into consideration the effects of legally enforceable master netting agreements.

    Derivative-Dealer Positions


    (Dollars in Millions)                               June 30, 1999             December 31, 1998
    ------------------------------------------------------------------------------------------------------
                                                  Contract/        Credit       Contract/      Credit
                                                  Notional          Risk        Notional        Risk
    ------------------------------------------------------------------------------------------------------
    Interest rate contracts:
         Swaps                                       $1,860,051        $5,053    $1,539,862       $ 5,470
         Futures and forwards                           819,963           210       808,284           290
         Written options                                482,246             -       494,608             -
         Purchased options                              545,940         1,168       615,492         2,125
    Foreign exchange contracts:
         Swaps                                           37,941         1,466        37,357         1,403
         Spot, futures and forwards                     564,455         3,064       623,977         5,136
         Written options                                 43,285             -        56,287             -
         Purchased options                               39,208         1,115        53,426           703
    Commodity and other contracts:
         Swaps                                           10,220           513         5,685           370
         Futures and forwards                            26,324             -         5,292             -
         Written options                                 27,010             -        22,382             -
         Purchased options                               29,222         1,552        22,134           989
    ------------------------------------------------------------------------------------------------------
              Total before cross product netting                       14,141                      16,486
              Cross product netting                                       314                       1,274
    ------------------------------------------------------------------------------------------------------
                Net replacement cost                                  $13,827                     $15,212
    ======================================================================================================

       The table above includes both long and short derivative-dealer positions. The average fair value of derivative-dealer assets for the six months ended June 30, 1999 and for year ended December 31, 1998 was $14.7 billion and $14.3 billion, respectively. The average fair value of derivative-dealer liabilities for the six months ended June 30, 1999 and for the year ended December 31, 1998 was $15.1 billion and $13.3 billion, respectively. The fair value of derivative-dealer assets at June 30, 1999 and December 31, 1998 was $13.8 billion and $16.4 billion, respectively. The fair value of derivative-dealer liabilities at June 30, 1999 and December 31, 1998 was $13.5 billion and $16.8 billion, respectively.
     The Corporation uses credit derivatives to diversify credit risk and lower its risk portfolio by transferring the exposure of an underlying credit to another counterparty. The Corporation also uses credit derivatives to generate revenue by taking on exposure to underlying credits. On the client side, the Corporation provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The majority of the Corporation's credit derivative positions consist of credit default swaps and total return swaps. As of June 30, 1999 and December 31, 1998, the Corporation had a notional amount of $14.6 billion and $16.9 billion, respectively, in credit derivatives.

Asset and Liability Management (ALM) Activities
     The table on page 14 outlines the notional amount and fair value of the Corporation's ALM contracts on June 30, 1999 and December 31, 1998. This table should be read in conjunction with the Off-Balance Sheet section on pages 29 through 33 and Note Eleven of the Corporation's 1998 Annual Report on Form 10-K.

                                                     June 30, 1999                December 31, 1998
                                              ------------------------------------------------------------
                                                Notional         Fair          Notional          Fair
(Dollars in Millions)                            Amount          Value          Amount           Value
----------------------------------------------------------------------------------------------------------
Interest rate contracts:
     Receive fixed swaps                           $68,064           $(543)         $60,450       $ 1,958
     Pay fixed swaps                                24,450            (263)          25,770        (1,006)
----------------------------------------------------------------------------------------------------------
          Net receive fixed                         43,614            (806)          34,680           952
     Basis swaps                                     8,444              (5)           7,736           (10)
----------------------------------------------------------------------------------------------------------
          Total net swap position                   52,058            (811)          42,416           942
     Futures and forward contracts                       -               -            6,348             2
     Option products                                32,291             (20)          26,836           (46)
----------------------------------------------------------------------------------------------------------
          Total interest rate contracts(1)                           $(831)                          $898
==========================================================================================================
(1)  Not meaningful to sum notional amounts of different off-balance sheet products.


When-Issued Securities
     On June 30, 1999, the Corporation had commitments to purchase and sell when-issued securities of $15.4 billion and $17.9 billion, respectively. On December 31, 1998, the Corporation had commitments to purchase and sell when-issued securities of $1.3 billion and $2.4 billion, respectively.

Litigation
     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.
     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw & Co., L.P. until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were shareholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar uncertified class actions (including one limited to California residents) are pending in California state court, alleging violations of the California Corporations Code and other state laws. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.
     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Note Seven - Stock Repurchase Program

       On June 23, 1999, the Corporation's Board of Directors authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. At June 30, 1999, the Corporation had repurchased 25 million shares of its common stock under an accelerated share repurchase program, which reduced shareholders' equity by $1.7 billion. Upon final settlement, the average per-share price of this accelerated share repurchase was $72.63. The remaining buyback authority for common stock under the current program totaled $8.3 billion at June 30, 1999.

Note Eight - Business Segment Information

     Management reports the results of operations of the Corporation through four business segments: Consumer Banking, which provides comprehensive retail banking services to individuals and small businesses through multiple delivery channels; Commercial Banking, which provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million; Global Corporate and Investment Banking, which provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, capital markets and financial advisory services to domestic and international corporations, financial institutions and government entities; and Principal Investing and Asset Management, which includes direct equity investments in businesses and investments in general partnership funds, provides asset management, banking and trust services for high net worth clients both in the U.S. and internationally through its Private Bank, provides full service and discount brokerage, investment advisory and investment management, as well as advisory services for the Corporation's affiliated family of mutual funds.
     The following table includes revenue and net income for the six months ended June 30, 1999 and 1998, and total assets as of June 30, 1999 and 1998 for each business segment:

                                                 Revenue           Net Income        Total Assets
(Dollars in Millions)                         1999      1998      1999     1998     1999      1998
------------------------------------------------------------------------------------------------------
Consumer Banking                               $8,864    $9,242   $1,851   $1,856 $272,966   $259,533
Commercial Banking                              1,483     1,499      417      516   61,092     63,893
Global Corporate and Investment Banking         4,174     4,217    1,072      918  218,076    217,665
Principal Investing and Asset Management        1,318     1,334      392      367   23,589     21,361
------------------------------------------------------------------------------------------------------
   Total                                      $15,839   $16,292   $3,732   $3,657 $575,723   $562,452
======================================================================================================





  There were no material intersegment revenues between the four business segments.

A reconciliation of the total of the   segments'   net  income  to
consolidated  net income follows:


                                                  Six Months Ended June 30
(Dollars in Millions)                                 1999         1998
---------------------------------------------------------------------------
Segments' net income                                 $3,732         $3,657
Adjustments, net of taxes:
     Gains on sales of securities                       109            205
     Gains on sales of subsidiary companies               -             44
     Merger-related items                              (145)          (365)
     Earnings associated with unassigned capital        135             62
     Other                                               (2)            26
---------------------------------------------------------------------------
          Consolidated net income                    $3,829         $3,629
===========================================================================




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     On September 25, 1998, BankAmerica Corporation reincorporated in Delaware and on September 30, 1998, NationsBank Corporation (NationsBank) completed its merger with the former BankAmerica Corporation (BankAmerica) and changed its name to "BankAmerica Corporation". On April 28, 1999, BankAmerica Corporation changed its name to Bank of America Corporation (the Corporation). In addition, on January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc. (Barnett). The BankAmerica and Barnett mergers were each accounted for as a pooling of interests and, accordingly, all financial information has been restated for all periods presented.
     This report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Corporation. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation's 1998 Annual Report on Form 10-K filed March 22, 1999. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.
     The possible events or factors include the following: the Corporation's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios; syndications or participations of loans;
retention  of  residential  mortgage  loans;  and the  management  of  borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. Factors that may cause actual noninterest expense to differ from estimates include the ability of third parties with whom the Corporation has business relationships to fully accommodate uncertainties relating to the Corporation's efforts to prepare its technology systems and non-information technology systems for the Year 2000, as well as uncertainties relating to the ability of third parties with whom the Corporation has business relationships to address the Year 2000 issue in a timely and adequate manner. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.
     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC), Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, which policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and outside the United States; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation and management's ability to manage these and other risks.


Earnings Review

     Table One presents a comparison of selected operating results for the three months and six months ended June 30, 1999 and 1998. Significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.
     Net income for the three months ended June 30, 1999 decreased 16.7 percent to $1.9 billion from $2.3 billion in the same period of 1998. Earnings per common share and diluted earnings per common share were $1.10 and $1.07, respectively, for the three months ended June 30, 1999, compared to $1.32 and $1.28, respectively, in the comparable period of 1998. Operating net income (net income excluding merger-related charges) for the three months ended June 30,1999, was $2.1 billion as compared to $2.0 billion from the same period in 1998. Operating earnings per common share and diluted operating earnings per common share were $1.18 and $1.15, respectively, for the three months ended June 30, 1999, compared to $1.16 and $1.13 in the comparable period for 1998.
See Note Two of the consolidated financial statements on page 6 for additional information on merger-related activity.
     Operating net income for the six months ended June 30, 1999 remained constant at $4.0 billion as compared to the six months ended June 30, 1998. Operating earnings per common share and diluted operating earnings per common share were $2.28 and $2.23, respectively, for the six months ended June 30, 1999 compared to $2.30 and $2.23 in the comparable prior year period. Including merger-related charges for the six months ended June 30, 1999 of $200 million, net income increased 5.5 percent to $3.8 billion from $3.6 billion for the six months ended June 30, 1998, which included net merger-related charges of $470 million. The earnings per common share and diluted earnings per common share for the six months ended June 30, 1999 were $2.20 and $2.15, respectively, compared to $2.09 and $2.03 in the comparable prior year period.

Key performance highlights for the six months ended June 30, 1999 were:
o Taxable-equivalent net interest income for the six months ended June 30, 1999 remained constant at $9.3 billion as compared to the six months ended June 30, 1998. The net interest yield decreased to 3.55 percent for the six months ended June 30, 1999 compared to 3.81 percent for the six months ended June 30, 1998 due primarily to higher levels of lower-yielding investment securities.
o The provision for credit losses for the six months ended June 30, 1999 remained constant at $1.0 billion as compared to the same period in 1998. Net charge-offs for the six months ended June 30, 1999 remained flat at $1.0 billion in comparison to the same period in 1998. Net charge-offs as a percentage of average loans and leases decreased to 0.58 percent for the six months ended June 30, 1999 compared to 0.60 percent for the six months ended June 30, 1998. Higher total commercial net charge-offs were offset by lower net charge-offs in the consumer loan portfolio. Nonperforming assets on June 30, 1999 were $3.1 billion compared to $2.8 billion at December 31, 1998, the result of higher commercial nonperforming loans.
o Noninterest income decreased 5.4 percent to $6.7 billion for the six months ended June 30, 1999 compared to $7.1 billion in the same period of 1998. This decrease was primarily attributable to lower levels of investment banking income, mortgage servicing income and other income. The decrease was partially offset by higher levels of income from trading account profits and fees, credit card income and deposit account service charges.
o Other noninterest expense decreased 5.9 percent to $8.9 billion for the six months ended June 30, 1999 compared to $9.5 billion for the six months ended June 30, 1998. This decrease was attributable to merger-related savings resulting in lower levels of personnel expense, professional fees, other general operating expense and general administrative expense.
o Cash basis ratios, which measure operating performance excluding goodwill and other intangible assets and the related amortization expense, improved with cash basis diluted earnings per common share increasing by 4.8 percent to $2.40 for the six months ended June 30, 1999 compared to $2.29 for the same period a year ago. Excluding merger-related charges, cash basis diluted earnings per common share were $2.48 and $2.49 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, return on average tangible common shareholders' equity excluding merger-related charges decreased to 27.97 percent compared to 31.88 percent for the same period in 1998. Including merger-related charges, the return on average tangible common shareholders' equity was 27.05 percent and 29.25 percent for the six months ended June 30, 1999 and 1998, respectively.
o The cash basis efficiency ratio excluding merger-related charges was 52.71 percent for the six months ended June 30, 1999, an improvement of 208 basis points from the same period in 1998, primarily due to the $561 million decrease in other noninterest expense for the six months ended June 30, 1999.

   Table One
   Selected Operating Results

                                                                         Three Months                    Six Months
                                                                          Ended June                    Ended June 30
                                                                  -------------------------------------------------------
   (Dollars in Millions, Except Per-Share Information)                1999           1998           1999         1998
   ----------------------------------------------------------------------------------------------------------------------
   Income Statement
      Interest income                                                  $ 9,206       $ 9,637       $ 18,407     $ 19,342
      Interest expense                                                   4,594         5,011          9,195       10,097
      Net interest income                                                4,612         4,626          9,212        9,245
      Net interest income (taxable-equivalent)                           4,663         4,668          9,308        9,327
      Provision for credit losses                                          510           495          1,020        1,005
      Gains on sales of securities                                          52           120            182          333
      Noninterest income                                                 3,522         3,636          6,745        7,129
      Merger-related charges, net                                          200          (430)           200          470
      Other noninterest expense                                          4,457         4,767          8,910        9,471
      Income before income taxes                                         3,019         3,550          6,009        5,761
      Income tax expense                                                 1,104         1,252          2,180        2,132
      Net income                                                         1,915         2,298          3,829        3,629
      Net income available to common shareholders                        1,914         2,287          3,826        3,607
      Net income (excluding merger-related charges)                      2,060         2,021          3,974        3,994
      Average common shares issued and outstanding (in thousands)    1,743,503     1,732,168      1,740,549    1,728,353
   Per common share data
      Earnings                                                         $  1.10       $  1.32        $  2.20      $  2.09
      Earnings (excluding merger-related charges)                         1.18          1.16           2.28         2.30
      Diluted earnings                                                    1.07          1.28           2.15         2.03
      Diluted earnings (excluding merger-related charges)                 1.15          1.13           2.23         2.23
      Cash dividends paid                                                  .45           .38            .90          .76
      Shareholders' equity (period-end)                                  26.73         26.88          26.73        26.88
   Balance Sheet (period-end)
      Total loans and leases                                           363,581       344,358        363,581      344,358
      Total assets                                                     614,102       571,890        614,102      571,890
      Total deposits                                                   339,045       347,877        339,045      347,877
      Long-term debt                                                    55,059        45,102         55,059       45,102
      Common shareholders' equity                                       45,551        46,646         45,551       46,646
      Total shareholders' equity                                        45,631        46,709         45,631       46,709
   Performance ratios
      Return on average assets                                            1.25  %       1.61  %        1.26  %      1.27  %
      Return on average assets (excluding merger-related charges)         1.34          1.41           1.31         1.40
      Return on average common shareholders' equity                      16.40         20.76          16.59        16.69
      Return on average common shareholders' equity
           (excluding merger-related charges)                            17.64         18.24          17.22        18.38
      Efficiency ratio (excluding merger-related charges)                54.44         57.38          55.49        57.55
      Total equity to total assets (period-end)                           7.43          8.17           7.43         8.17
      Total average equity to total average assets                        7.62          7.82           7.61         7.68
      Dividend payout ratio                                              41.07         26.24          40.98        33.21
   Risk-based capital ratios (period-end) (1)
      Tier 1 capital                                                      7.38          7.32           7.38         7.32
      Total capital                                                      11.09         11.77          11.09        11.77
      Leverage ratio                                                      6.34          6.21           6.34         6.21
   Cash basis financial data (2)
      Earnings per common share                                        $  1.23       $  1.45        $  2.45      $  2.35
      Earnings per common share (excluding merger-related charges)        1.31          1.29           2.54         2.56
      Diluted earnings per common share                                   1.20          1.41           2.40         2.29
      Diluted earnings per common share
           (excluding merger-related charges)                             1.28          1.25           2.48         2.49
      Return on average tangible assets                                   1.43  %       1.81  %        1.44  %      1.47  %
      Return on average tangible assets
          (excluding merger-related charges)                              1.53          1.61           1.49         1.60
      Return on average tangible common shareholders' equity             26.68         35.10          27.05        29.25
      Return on average tangible common shareholders' equity
          (excluding merger-related charges)                             28.49         31.23          27.97        31.88
      Efficiency ratio (excluding merger-related charges)                51.70         54.65          52.71        54.79
      Ending tangible equity to tangible assets                           5.17          5.64           5.17         5.64
   Market price per share of common stock
       Closing                                                      $ 73  5/16    $ 76 11/16     $ 73  5/16   $ 76 11/16
       High                                                            76  1/8            85        76  1/8           85
       Low                                                             61  1/2      72  1/16        59  1/2      56  1/4

   (1) Ratios for 1998 have not been restated to reflect the impact of the BankAmerica merger.
   (2) Cash basis calculations exclude goodwill and other intangible assets and the related amortization expense.

Business Segment Operations

     The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries.
Management reports the results of the Corporation's operations through four business segments: Consumer Banking, Commercial Banking, Global Corporate and Investment Banking, and Principal Investing and Asset Management.
     The business segments summarized in Table Two are primarily managed with a focus on various performance objectives including net income, return on average equity and operating efficiency. These performance objectives are also presented on a cash basis, which excludes the impact of goodwill and other intangible assets and related amortization expense. The net interest income of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business segment based on an assessment of its inherent risk.
     See Note Eight of the consolidated financial statements on page 15 for additional business segment information, including adjustments and a reconciliation to consolidated net income.

Consumer Banking
     The Consumer Banking segment provides comprehensive retail banking products and services to individuals and small businesses through multiple delivery channels including approximately 4,500 banking centers and 14,000 automated teller machines (ATMs). These banking centers and ATMs are located principally throughout the Corporation's franchise and serve approximately 30 million households in 21 states and the District of Columbia. This segment also provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and personal computer, student lending and certain insurance services. The consumer finance component provides mortgage, home equity and automobile loans to consumers, retail finance programs to dealers and lease financing to purchasers of new and used cars.
     Consumer Banking's earnings remained essentially unchanged at $1.9 billion for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Taxable-equivalent net interest income decreased one percent to $5.9 billion, primarily reflecting the impact of securitizations, loan sales and divestitures partially offset by average managed loan growth and reduced funding costs from deposit expense management. As the Corporation continues to securitize loans, its role becomes that of a servicer and the servicing income, as well as the gains on securitizations, are reflected in noninterest income. Excluding the impact of securitizations, acquisitions and divestitures, average total loans and leases for the six months ended June 30, 1999 increased 14 percent over average levels for the six months ended June 30, 1998. Average total deposits for the six months ended June 30, 1999 of $231.4 billion were essentially unchanged compared to the six months ended June 30, 1998. The net interest yield increased one basis point for the six months ended June 30, 1999 to 5.02 percent.
     The provision for credit losses of $664 million for the six months ended June 30, 1999 remained essentially unchanged from the same period during 1998.
     Noninterest income in Consumer Banking declined nine percent to $3.0 billion for the six months ended June 30, 1999 due to lower mortgage servicing and production fees and lower other income. Mortgage servicing and production fees decreased primarily due to higher amortization expense and lower valuation of servicing rights partially offset by increased mortgage servicing fees.
     Noninterest expense decreased seven percent to $5.2 billion due to reductions primarily in personnel expense, professional fees, other general operating expense and data processing expense. These decreases mainly reflect successful merger-related savings efforts. The cash basis efficiency ratio was 55.4 percent, an improvement of 200 basis points over the six months ended June 30, 1998. The return on tangible equity remained essentially unchanged at 29 percent.

Commercial Banking
     The Commercial Banking segment provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million. Services provided include commercial lending, treasury and cash management services, asset-backed lending and factoring. Also included in this segment are the Corporation's commercial finance operations which provide: equipment loans and leases, loans for debt restructuring, mergers and working capital, real estate and health care financing and inventory financing to manufacturers, distributors and dealers.
     Commercial Banking's earnings decreased 19 percent to $417 million for the six months ended June 30, 1999 compared to $516 million for the six months ended June 30, 1998. Taxable-equivalent net interest income decreased $41 million from the comparable period in 1998, primarily reflecting lower yields on earning assets. Commercial Banking's average managed loan and lease portfolio during the six months ended June 30, 1999 increased slightly to $56.7 billion compared to $55.8 billion during the same period of 1998.
     The provision for credit losses for the six months ended June 30, 1999 of $88 million increased from $30 million for the six months ended June 30, 1998.
     Noninterest income increased seven percent to $409 million over the six months ended June 30, 1998 primarily due to increased revenue from investment banking activities.
     Noninterest expense for the period increased 10 percent to $743 million primarily due to an increase in other general operating expense. The cash basis efficiency ratio increased 500 basis points to 46.9 percent. The return on tangible equity decreased to 24 percent from 27 percent.

Global Corporate and Investment Banking
     The Global Corporate and Investment Banking segment provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, investment banking, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, cash management, foreign exchange, leasing, leveraged finance, project finance, real estate, senior bank debt, structured finance and trade services. The Global Corporate and Investment Banking segment also provides commercial banking services for businesses with annual revenues of $500 million or more. Through a separate subsidiary, Banc of America Securities LLC, Global Corporate and Investment Banking is a primary dealer of U.S. Government Securities, underwrites and makes markets in equity securities, and underwrites and deals in high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed and asset-backed securities, federal agencies securities and municipal securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers, offers traditional brokerage service to high net worth individuals and provides prime-brokerage services. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services and private placements are also provided through Banc of America Securities LLC. Additionally, Global Corporate and Investment Banking is a market maker in derivative products which include swap agreements, option contracts, forward settlement contracts, financial futures, and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Corporate and Investment Banking takes positions in securities and derivatives to support client demands and for its own account.
     Global Corporate and Investment Banking's net income increased 17 percent to $1.1 billion for the six months ended June 30, 1999 compared to $918 million for the six months ended June 30, 1998. Taxable-equivalent net interest income for the six months ended June 30, 1999 decreased one percent to $1.9 billion primarily due to the impact of lower rates and spread compression on loans and deposits. The average managed loan and lease portfolio increased eight percent to $113.6 billion for the six months ended June 30, 1999 compared to $105.6 billion for the six months ended June 30, 1998.
     The provision for credit losses decreased from $304 million for the six months ended June 30, 1998 to $224 million during the same period of 1999. The decrease is primarily attributable to financial problems in the Asian economies.
     Noninterest income for the six months ended June 30, 1999 declined one percent to $2.3 billion over the six months ended June 30, 1998, reflecting lower principal investment income, brokerage income and other income partially offset by an increase in trading account profits and fees. The decrease in investment banking fees and brokerage income is partially attributable to the sale of the investment banking operations of Robertson Stephens in the third quarter of 1998.
      Noninterest expense decreased six percent, due primarily to decreased personnel expense and other general operating expense. The cash basis efficiency ratio decreased to 53.2 percent for the six months ended June 30, 1999 compared to 56.5 percent for the six months ended June 30, 1998. The return on tangible equity increased three percent to 21 percent.

Principal Investing and Asset Management
     The Principal Investing and Asset Management segment includes Asset Management which provides asset management, banking and trust services for high net worth clients both in the U.S. and internationally through its Private Bank. In addition, this segment provides full service and discount brokerage, investment advisory and investment management, as well as advisory services for the Corporation's affiliated family of mutual funds. The Principal Investing area includes direct equity investments in businesses and investments in general partnership funds.
     Principal Investing and Asset Management earned $392 million for the six months ended June 30, 1999 compared to $367 million for the six months ended June 30, 1998, an increase of seven percent. Taxable-equivalent net interest income for the six months ended June 30, 1999 increased nine percent to $247 million compared to $227 million for the six months ended June 30, 1998, reflecting increased loan volumes partially offset by increased funding costs. The average managed loan and lease portfolio for the six months ended
June 30, 1999 increased 34 percent to $18.5 billion compared to $13.8 billion in the same period during 1998.
     The provision for credit losses for the six months ended June 30, 1999 increased $34 million from the same period during 1998 primarily due to portfolio growth.
     Noninterest income for the six months ended June 30, 1999 fell three percent to $1.1 billion compared to the six months ended June 30, 1998. Investment banking fees decreased due to more favorable market conditions in the first half of 1998. Asset management fees and brokerage income had strong core growth in the first half of 1999 which was somewhat mitigated by the sale of the investment management operations of Robertson Stephens.
     Noninterest expense decreased 13 percent to $656 million, due primarily to lower personnel expense, professional fees, other general operating expense and data processing expense. The cash basis efficiency ratio decreased 740 basis points to 48.4 percent. The return on tangible equity decreased to 30 percent for the six months ended June 30, 1999 from 35 percent for the six months ended June 30, 1998.

Table Two
Business Segment Summary
For the Six Months Ended June 30
                                                          Consumer                     Commercial
                                                           Banking                      Banking
                                                  --------------------------   ------------------------
(Dollars in Millions)                                1999           1998          1999          1998
                                                  --------------------------   ------------------------
Net interest income (taxable-equivalent)              $5,889         $5,977      $ 1,074        $1,115
Noninterest income                                     2,975          3,265          409           384
    Total revenue                                      8,864          9,242        1,483         1,499
Provision for credit losses                              664            662           88            30
Gains on sale of securities                                2              7            -             4
Noninterest expense                                    5,214          5,593          743           674
Income before income taxes                             2,988          2,994          652           799
Income tax expense                                     1,137          1,138          235           283
    Net income                                        $1,851         $1,856        $ 417         $ 516

Cash basis earnings (1)                               $2,155         $2,144        $ 465         $ 563

Net interest yield                                      5.02 %         5.01 %       3.89 %        4.05

Average equity to average assets                        7.32           7.69         7.74          8.21

Return on average equity                                  19             18           18            21
Return on tangible equity (1)                             29             29           24            27

Efficiency ratio                                        58.8           60.5         50.1          45.0
Cash basis efficiency ratio (1)                         55.4           57.4         46.9          41.9

Average:
    Total loans and leases                          $180,281       $169,990      $55,423       $55,323
    Total deposits                                   231,384        230,609       22,029        20,353
    Total assets                                     262,201        265,205       60,782        61,230

Period-end:
    Total loans and leases                           184,541        167,024       54,605        54,314
    Total deposits                                   229,721        228,374       22,707        22,341
    Total assets                                     272,966        259,533       61,092        63,893



                                                    Global Corporate and       Principal Investing and
                                                     Investment Banking            Asset Management
                                                  --------------------------   ------------------------
                                                     1999           1998          1999          1998
                                                  --------------------------   ------------------------
Net interest income (taxable-equivalent)              $1,887         $1,911        $ 247         $ 227
Noninterest income                                     2,287          2,306        1,071         1,107
    Total revenue                                      4,174          4,217        1,318         1,334
Provision for credit losses                              224            304           44            10
Gains on sale of securities                                9              2            -             -
Noninterest expense                                    2,297          2,451          656           754
Income before income taxes                             1,662          1,464          618           570
Income tax expense                                       590            546          226           203
    Net income                                        $1,072          $ 918        $ 392         $ 367

Cash basis earnings (1)                               $1,150          $ 988        $ 410         $ 378

Net interest yield                                      2.10 %         2.21 %       2.63 %        3.20

Average equity to average assets                        5.74           5.89        13.16         13.44

Return on average equity                                  17             15           27            31
Return on tangible equity (1)                             21             18           30            35

Efficiency ratio                                        55.0           58.1         49.8          56.5
Cash basis efficiency ratio (1)                         53.2           56.5         48.4          55.8

Average:
    Total loans and leases                          $109,247       $103,058      $18,479       $13,847
    Total deposits                                    77,181         62,250       12,379        11,641
    Total assets                                     219,462        210,836       22,609        17,584

Period-end:
    Total loans and leases                           105,799        108,885       19,063        15,389
    Total deposits                                    76,669         66,060       10,989        11,487
    Total assets                                     218,076        217,665       23,589        21,361

(1)  Cash basis calculations exclude goodwill and other intangible assets and the related amortization expense.

Results of Operations
Net Interest Income

     An analysis of the Corporation's taxable-equivalent net interest income and average balance sheet levels for the most recent five quarters and for the six months ended June 30, 1999 and 1998 is presented in Tables Three and Four, respectively.
     Taxable-equivalent net interest income remained flat at approximately $4.7 billion for the three months ended June 30, 1999 and 1998 and amounted to $9.3 billion for the six months ended June 30, 1999 and 1998. Managed loan growth and increases in core funding levels were offset by the impact of securitizations, divestitures, asset sales and lower yields on investment securities. The impact of lower market interest rates and continuing spread compression on loans and deposits were materially offset by the favorable impact of these lower rates on the interest rate spread of the investment securities and swap portfolios.
     Average earning assets increased nearly $38.1 billion and $34.0 billion from the three months ended and six months ended June 30, 1998, respectively, to $530.0 billion and $526.9 billion in the same periods of 1999. These increases are primarily attributable to higher levels of investment securities and 11 percent managed loan growth, offset by securitizations, loans sales and divestitures. Managed consumer loans increased 16 percent, led by franchise-wide growth in residential mortgages of 24 percent and strong growth in real-estate secured consumer finance loans of 32 percent. As the Corporation continues to securitize loans, its role becomes that of a servicer and the servicing income, as well as the gains on securitizations, is reflected in noninterest income. Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentrations.
     The net interest yield decreased 27 basis points to 3.53 percent for the three months ended June 30, 1999 and decreased 26 basis points to 3.55 percent for the six months ended June 30, 1999, compared to 3.80 percent and 3.81 percent in the comparable periods of 1998, primarily due to higher levels of lower-yielding investment securities.

Provision for Credit Losses

     The provision for credit losses totaled $510 million and $1.0 billion for the three months and six months ended June 30, 1999, respectively, compared to $495 million and $1.0 billion for the same periods in 1998. Total net charge-offs were essentially covered by the provision for credit losses. Higher total commercial net charge-offs were offset by lower net charge-offs in the total consumer loan portfolio. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories see the "Allowance for Credit Losses" and "Concentrations of Credit Risk" sections.

Gains on Sales of Securities

     Gains on sales of securities were $52 million and $182 million for the three months and six months ended June 30, 1999, respectively, compared to $120 million and $333 million in the respective periods for 1998. Securities gains were lower in 1999 as a result of decreased activity connected with the Corporation's overall risk management operations and less favorable market conditions for certain debt instruments.

        Table Three
        Quarterly Taxable-Equivalent Data

                                                                         Second Quarter 1999                 First Quarter 1999
                                                               ---------------------------------------------------------------------
                                                                              Interest                            Interest
                                                                Average       Income/     Yield/      Average     Income/  Yield/
        (Dollars in Millions)                                   Balance       Expense      Rate       Balance     Expense  Rate
        ----------------------------------------------------------------------------------------------------------------------------
      Earning assets
        Loans and leases (1):
            Commercial - domestic                                $138,257       $2,473       7.17 %   $138,272     $2,444   7.16 %
            Commercial - foreign                                   30,209          456       6.05       31,568        494   6.35
            Commercial real estate  - domestic                     25,938          533       8.25       26,827        559   8.45
            Commercial real estate - foreign                          289            6       8.48          286          6   8.79
        ----------------------------------------------------------------------------------------------------------------------------
                Total commercial                                  194,693        3,468       7.14      196,953      3,503   7.21
        ----------------------------------------------------------------------------------------------------------------------------
            Residential mortgage                                   80,151        1,430       7.14       75,789      1,356   7.18
            Home equity lines                                      15,857          304       7.68       15,537        298   7.79
            Direct/Indirect consumer                               42,240          859       8.15       41,652        847   8.24
            Consumer finance                                       17,794          424       9.56       15,880        373   9.53
            Bankcard                                               10,365          306      11.83       11,287        327  11.76
            Foreign consumer                                        3,653           87       9.55        3,648         89   9.90
        ----------------------------------------------------------------------------------------------------------------------------
                Total consumer                                    170,060        3,410       8.03      163,793      3,290   8.11
        ----------------------------------------------------------------------------------------------------------------------------
                     Total loans and leases                       364,753        6,878       7.56      360,746      6,793   7.62
        ----------------------------------------------------------------------------------------------------------------------------
        Securities:
           Held for investment                                      1,482           28       7.61        1,905         33   6.84
          Available for sale (2)                                   76,373        1,139       5.97       73,925      1,161   6.31
        ----------------------------------------------------------------------------------------------------------------------------
                Total securities                                   77,855        1,167       6.00       75,830      1,194   6.33
        ----------------------------------------------------------------------------------------------------------------------------
        Federal funds sold and securities purchased under
              agreements to resell                                 29,521          387       5.25       26,561        381   5.80
        Time deposits placed and other short-term
             investments                                            5,159           65       5.03        6,408         88   5.58
        Trading account assets                                     39,837          528       5.31       41,129        547   5.36
        Other earning assets                                       12,924          232       7.23       13,008        243   7.53
        ----------------------------------------------------------------------------------------------------------------------------
               Total earning assets (3)                           530,049        9,257       7.00      523,682      9,246   7.13
        ----------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                  25,868                               25,826
        Other assets, less allowance for credit losses             59,447                               60,116
        ----------------------------------------------------------------------------------------------------------------------------
              Total assets                                       $615,364                             $609,624
        ============================================================================================================================

        Interest-bearing liabilities
        Domestic interest-bearing deposits:
           Savings                                               $ 21,799           67       1.24     $ 21,637         71   1.33
           NOW and money market deposit accounts                  100,897          581       2.31       99,864        575   2.33
           Consumer CDs and IRAs                                   73,601          847       4.61       74,362        857   4.68
           Negotiated CDs, public funds and other
                 time deposits                                      6,238           80       5.14        6,914         89   5.20
        ----------------------------------------------------------------------------------------------------------------------------
              Total domestic interest-bearing deposits            202,535        1,575       3.12      202,777      1,592   3.18
        ----------------------------------------------------------------------------------------------------------------------------
        Foreign interest-bearing deposits (4):
           Banks located in foreign countries                      16,947          196       4.62       20,379        268   5.34
           Governments and official institutions                    8,089           98       4.81        9,172        113   5.02
           Time, savings and other                                 26,354          299       4.56       26,980        339   5.10
        ----------------------------------------------------------------------------------------------------------------------------
              Total foreign interest-bearing deposits              51,390          593       4.62       56,531        720   5.17
        ----------------------------------------------------------------------------------------------------------------------------
              Total interest-bearing deposits                     253,925        2,168       3.42      259,308      2,312   3.62
        ----------------------------------------------------------------------------------------------------------------------------
        Federal funds purchased, securities sold
             under agreements to repurchase and other
              short-term borrowings                               116,339        1,396       4.82      112,384      1,355   4.88
        Trading account liabilities                                14,178          150       4.25       12,679        129   4.13
        Long-term debt (5)                                         58,302          880       6.03       52,642        805   6.12
        ----------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing liabilities (6)             442,744        4,594       4.16      437,013      4,601   4.26
        ----------------------------------------------------------------------------------------------------------------------------
        Noninterest-bearing sources:
           Noninterest-bearing deposits                            88,324                               86,623
           Other liabilities                                       37,405                               39,709
           Shareholders' equity                                    46,891                               46,279
        ----------------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity          $615,364                             $609,624
        ----------------------------------------------------------------------------------------------------------------------------
        Net interest spread                                                                  2.84                           2.87
        Impact of noninterest-bearing sources                                                 .69                            .71
        ----------------------------------------------------------------------------------------------------------------------------
        Net interest income/yield on earning assets                             $4,663       3.53 %                $4,645   3.58 %
        ============================================================================================================================

(1)     Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)     The average balance and yield on securities available for sale are based on the average of historical amortized cost balances.
(3)     Interest income includes taxable-equivalent adjustments of $51 and $45 in the second and first quarters of 1999 and $41, $40 and $42 in the fourth, third, and second quarters of 1998, respectively.  Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets
        $83 and $63 in the second and first quarters of 1999 and $70, $46 and $29 in the fourth, third, and second quarters of 1998, respectively.
(4)     Primarily consists of time deposits in denominations of $100,000 or more.
(5)     Long-term debt includes trust preferred securities.
(6)     Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying linked liabilities $52 and $60 in the second and first quarters of 1999 and $27, $9 and $4 in the fourth, third, and second quarters of 1998, respectively.




      Fourth Quarter 1998         Third Quarter 1998           Second Quarter 1998
------------------------------------------------------------------------------------------
            Interest                    Interest                     Interest
 Average    Income/ Yield/    Average   Income/ Yield/      Average  Income/   Yield/
 Balance    Expense  Rate     Balance   Expense  Rate       Balance  Expense    Rate
------------------------------------------------------------------------------------------

  $136,629  $2,542    7.39 %  $132,537   $2,538    7.59 %   $127,788   $2,496     7.84 %
    32,893     569    6.86      31,245      578    7.35       30,046      556     7.41
    28,427     601    8.38      28,027      610    8.64       28,228      644     9.15
       319       8    9.39         338        8   10.51          334        9     9.82
------------------------------------------------------------------------------------------
   198,268   3,720    7.45     192,147    3,734    7.71      186,396    3,705     7.97
------------------------------------------------------------------------------------------
    73,033   1,336    7.30      70,619    1,155    6.53       69,337    1,171     6.76
    15,781     326    8.17      16,024      485   12.03       16,271      473    11.64
    40,557     876    8.57      39,582      854    8.56       40,404      895     8.90
    14,368     338    9.33      14,197      385   10.76       14,249      387    10.88
    12,078     366   12.01      12,751      399   12.43       12,780      409    12.83
     3,551      94   10.47       3,465       93   10.57        3,350       87    10.53
------------------------------------------------------------------------------------------
   159,368   3,336    8.32     156,638    3,371    8.56      156,391    3,422     8.77
------------------------------------------------------------------------------------------
   357,636   7,056    7.84     348,785    7,105    8.09      342,787    7,127     8.34
------------------------------------------------------------------------------------------

     2,948      44    6.09       4,286       76    6.99        4,525       79     7.03
    69,354   1,162    6.68      61,250    1,046    6.82       58,527    1,017     6.95
------------------------------------------------------------------------------------------
    72,302   1,206    6.66      65,536    1,122    6.83       63,052    1,096     6.96
------------------------------------------------------------------------------------------

    29,564     486    6.53      27,646      492    7.06       25,275      433     6.86
     6,702     111    6.56       7,483      138    7.31        7,916      129     6.54
    39,391     613    6.19      35,487      587    6.59       42,421      693     6.56
    11,471     207    7.19      10,974      204    7.42       10,494      201     7.68
------------------------------------------------------------------------------------------
   517,066   9,679    7.44     495,911    9,648    7.73      491,945    9,679     7.89
------------------------------------------------------------------------------------------
    25,834                      24,160                        25,071
    63,641                      58,282                        56,959
------------------------------------------------------------------------------------------
  $606,541                    $578,353                      $573,975
==========================================================================================



  $ 21,702      91    1.67    $ 22,775      107    1.87     $ 23,208      112     1.93
    97,589     622    2.53      95,276      634    2.64       96,605      638     2.65
    74,923     956    5.06      74,313      984    5.25       74,002      983     5.29
     7,388      96    5.16       8,696      120    5.45        8,388      117     5.63
------------------------------------------------------------------------------------------
   201,602   1,765    3.47     201,060    1,845    3.64      202,203    1,850     3.66
------------------------------------------------------------------------------------------

    24,938     325    5.17      27,892      418    5.95       22,393      326     5.84
    10,278     143    5.54      11,084      156    5.59       10,629      150     5.64
    26,868     365    5.39      24,086      411    6.77       22,592      364     6.49
------------------------------------------------------------------------------------------
    62,084     833    5.32      63,062      985    6.20       55,614      840     6.07
------------------------------------------------------------------------------------------
   263,686   2,598    3.91     264,122    2,830    4.25      257,817    2,690     4.18
------------------------------------------------------------------------------------------

   104,416   1,422    5.40      84,283    1,278    6.02       82,385    1,229     5.98
    14,194     165    4.62      15,454      194    4.97       19,817      262     5.30
    51,779     844    6.52      51,365      862    6.71       49,254      830     6.74
------------------------------------------------------------------------------------------
   434,075   5,029    4.60     415,224    5,164    4.94      409,273    5,011     4.90
------------------------------------------------------------------------------------------

    88,080                      83,661                        84,552
    39,335                      33,712                        35,293
    45,051                      45,756                        44,857
------------------------------------------------------------------------------------------
  $606,541                    $578,353                      $573,975
------------------------------------------------------------------------------------------
                      2.84                         2.79                           2.99
                       .74                          .81                            .81
------------------------------------------------------------------------------------------
            $4,650    3.58 %             $4,484    3.60 %              $4,668     3.80 %
==========================================================================================

Table Four
Six Month Taxable-Equivalent Data

                                                                            Six Months Ended June 30
                                                       ----------------------------------------------------------------------
                                                                      1999                             1998
                                                       ----------------------------------------------------------------------
                                                                    Interest                         Interest
                                                        Average     Income/     Yield/     Average    Income/    Yield/
(Dollars in Millions)                                   Balance     Expense      Rate      Balance    Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning assets
Loans and leases (1):
     Commercial - domestic                               $138,264     $4,917       7.17 %  $125,698     $4,909       7.87 %
     Commercial - foreign                                  30,885        950       6.20      29,943      1,098       7.39
     Commercial  real estate - domestic                    26,380      1,092       8.35      28,612      1,292       9.11
     Commercial  real estate - foreign                        288         12       8.63         331         17      10.15
-----------------------------------------------------------------------------------------------------------------------------
          Total commercial                                195,817      6,971       7.18     184,584      7,316       7.99
-----------------------------------------------------------------------------------------------------------------------------
     Residential mortgage                                  77,982      2,786       7.16      69,841      2,389       6.85
     Home equity lines                                     15,698        602       7.74      16,359        930      11.46
     Direct/Indirect consumer                              41,946      1,706       8.19      40,344      1,775       8.88
     Consumer finance                                      16,842        797       9.55      14,454        806      11.24
     Bankcard                                              10,824        633      11.80      13,515        873      13.02
     Foreign consumer                                       3,651        176       9.72       3,284        171      10.49
-----------------------------------------------------------------------------------------------------------------------------
          Total consumer                                  166,943      6,700       8.07     157,797      6,944       8.85
-----------------------------------------------------------------------------------------------------------------------------
               Total loans and leases                     362,760     13,671       7.59     342,381     14,260       8.39
-----------------------------------------------------------------------------------------------------------------------------
Securities:
     Held for investment                                    1,692         61       7.18       4,618        162       7.06
     Available for sale (2)                                75,156      2,300       6.14      59,794      2,078       6.97
-----------------------------------------------------------------------------------------------------------------------------
          Total securities                                 76,848      2,361       6.16      64,412      2,240       6.97
-----------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased
     under agreements to resell                            28,049        768       5.51      25,950        850       6.60
Time deposits placed and other short-term
     investments                                            5,780        153       5.33       8,215        265       6.51
Trading account assets                                     40,480      1,075       5.34      42,147      1,434       6.84
Other earning assets                                       12,967        475       7.38       9,773        375       7.72
-----------------------------------------------------------------------------------------------------------------------------
     Total earning assets (3)                             526,884     18,503       7.07     492,878     19,424       7.93
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                  25,847                            24,816
Other assets, less allowance for credit losses             59,779                            58,700
-----------------------------------------------------------------------------------------------------------------------------
          Total assets                                   $612,510                          $576,394
=============================================================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
     Savings                                             $ 21,718        138       1.28    $ 23,152        223       1.94
     NOW and money market deposit accounts                100,385      1,156       2.32      96,651      1,280       2.67
     Consumer CDs and IRAs                                 73,979      1,704       4.64      74,693      1,975       5.33
     Negotiated CDs, public funds and other
          time deposits                                     6,574        169       5.17       7,159        198       5.59
-----------------------------------------------------------------------------------------------------------------------------
          Total domestic interest-bearing deposits        202,656      3,167       3.15     201,655      3,676       3.68
-----------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits (4):
     Banks located in foreign countries                    18,653        464       5.01      22,728        662       5.87
     Governments and official institutions                  8,628        211       4.92      10,350        291       5.67
     Time, savings, and other                              26,665        638       4.83      23,027        754       6.60
-----------------------------------------------------------------------------------------------------------------------------
         Total foreign interest-bearing deposits           53,946      1,313       4.91      56,105      1,707       6.13
-----------------------------------------------------------------------------------------------------------------------------
              Total interest-bearing deposits             256,602      4,480       3.52     257,760      5,383       4.21
-----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold
     under agreements to repurchase and other
     short-term borrowings                                114,373      2,751       4.85      86,847      2,539       5.89
Trading account liabilities                                13,433        279       4.19      20,165        536       5.36
Long-term debt (5)                                         55,487      1,685       6.07      48,340      1,639       6.78
-----------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities (6)          439,895      9,195       4.21     413,112     10,097       4.92
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
     Noninterest-bearing deposits                          87,478                            83,365
     Other liabilities                                     38,550                            35,671
     Shareholders' equity                                  46,587                            44,246
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity     $612,510                          $576,394
-----------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                2.86                              3.01
Impact of noninterest-bearing sources                                               .69                               .80
-----------------------------------------------------------------------------------------------------------------------------
          Net interest income/yield on earning assets                 $9,308       3.55 %               $9,327       3.81 %
=============================================================================================================================

(1)   Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)   The average balance and yield on securities available for sale are based on the average of historical amortized cost balances.
(3)   Interest income includes taxable-equivalent adjustments of $96 and $82 in the six months ended June 30, 1999 and 1998, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying linked assets $146 and $58 in the six months ended June 30, 1999 and 1998, respectively.
(4)   Primarily consists of time deposits in denominations of $100,000 or more.
(5)   Long-term debt includes trust preferred securities.
(6)   Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying linked liabilities $112 and $9 in the six months ended June 30, 1999 and 1998, respectively.


Noninterest Income

     As presented in Table Five, noninterest income decreased three percent to $3.5 billion and five percent to $6.7 billion for the three months and six months ended June 30, 1999, respectively, reflecting lower levels of investment banking income, other income, mortgage servicing income and nondeposit-related service fees. These decreases were partially offset by higher levels of income from trading account profits and fees, credit card income and deposit account service fees.

Table Five
Noninterest Income
                                                Three Months                             Six Months
                                               Ended June 30          Change            Ended June 30          Change
----------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                          1999      1998      Amount  Percent     1999      1998     Amount  Percent
----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts             $ 900      $844       $ 56    6.6 %    $1,755    $1,660      $ 95     5.7 %
Mortgage servicing income                         125       207        (82) (39.6)        257       379      (122)  (32.2)
Investment banking income                         555       664       (109) (16.4)        943     1,277      (334)  (26.2)
Trading account profits and fees                  395       232        163   70.3         895       604       291    48.2
Brokerage income                                  192       188          4    2.1         376       368         8     2.2
Nondeposit-related service fees                   123       164        (41) (25.0)        259       339       (80)  (23.6)
Asset management and fiduciary service fees       274       261         13    5.0         517       506        11     2.2
Credit card income                                448       352         96   27.3         808       671       137    20.4
Other income                                      510       724       (214) (29.6)        935     1,325      (390)  (29.4)
----------------------------------------------------------------------------------------------------------------------------
     Total                                     $3,522    $3,636      $(114)  (3.1) %   $6,745    $7,129     $(384)   (5.4) %
============================================================================================================================


o Mortgage servicing income decreased $82 million to $125 million and $122 million to $257 million for the three months and six months ended June 30, 1999, respectively, as higher service fees and gains from the capitalization of mortgaging service rights were more than offset by higher amortization of servicing rights. The average portfolio of loans serviced increased 13 percent from $216 billion in the six months ended June 30, 1998 to $245 billion in the six months ended June 30, 1999. Mortgage loan originations through the Corporation's mortgage units were $30.6 billion for the six months ended June 30, 1999 compared to $30.7 billion in the same period in 1998. Origination volume for the six months ended June 30, 1999 was composed of approximately $14.3 billion of retail loans and $16.3 billion of correspondent and wholesale loans.

     In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was approximately $6 billion on June 30, 1999 with an associated net unrealized appreciation of $30 million. These contracts have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain swap contracts. The notional amount of such contracts on June 30, 1999 was $37 billion with associated net unrealized depreciation of $240 million.

o Investment banking income decreased 16 percent to $555 million and 26 percent to $943 million for the three months and six months ended June 30, 1999, respectively. The decrease was primarily attributable to lower levels of securities underwriting fees and advisory services fees due to the sale of the investment banking operations of Robertson Stephens in the third quarter of 1998. Principal investing income decreased $39 million and $128 million for the three months and six months ended June 30, 1999, respectively, compared to the same prior year periods, primarily due to fewer sales of publicly-traded marketable equity securities. Other income increased $56 million and $82 million for the three months and six months ended June 30, 1999, respectively, primarily due to a $39 million gain on the sale of securities in the second quarter of 1999. Investment banking income by major business activity follows:

                                                 Three Months Ended           Six Months Ended
                                                      June 30                       June 30
                                            ------------------------------------------------------
(Dollars in Millions)                         1999              1998        1999          1998
--------------------------------------------------------------------------------------------------
Investment Banking Income
   Principal investing                           $135             $174        $290           $418
   Securities underwriting                        119              244         191            437
   Syndications                                   120              130         190            217
   Advisory services                              111              102         153            168
   Other                                           70               14         119             37
--------------------------------------------------------------------------------------------------
      Total                                      $555             $664        $943         $1,277
==================================================================================================



o Trading account profits and fees increased 70 percent to $395 million and 48 percent to $895 million for the three months and six months ended June 30, 1999, respectively, over the comparable 1998 periods. The increase is primarily attributable to increased customer activity in interest-rate and equity derivatives products during the three months ended June 30, 1999. The fair value of the components of the Corporation's trading account assets and liabilities on June 30, 1999 and December 31, 1998, as well as their average fair value for the six months ended June 30, 1999 are disclosed in Note Three of the consolidated financial statements on page 8. Trading account profits and fees by major business activity follows:

                                                    Three Months Ended           Six Months Ended
                                                         June 30                       June 30
                                               ------------------------------------------------------
     (Dollars in Millions)                        1999             1998         1999         1998
     ------------------------------------------------------------------------------------------------
     Trading Account Profits and Fees
        Derivatives and securities trading           $225              $51        $549          $239
        Foreign exchange contracts                    151              173         305           344
        Other                                          19                8          41            21
     ------------------------------------------------------------------------------------------------
           Total                                     $395             $232        $895          $604
     ================================================================================================


o Credit card income increased 27 percent to $448 million and 20 percent to $808 million for the three months and six months ended June 30, 1999, respectively. This increase was primarily due to higher transaction and merchant volumes, as well as higher excess servicing income, a result of higher levels of securitizations compared to the three months and six months ended June 30, 1998.

o Other income totaled $510 million and $935 million for the three months and six months ended June 30, 1999, respectively, a decrease of $214 million and $390 million over the same periods for 1998. The decline was primarily due to a $110 million gain on the sale of a partial ownership interest in a mortgage company in the first quarter of 1998 and a $84 million gain on the sale of real estate in the second quarter of 1998. Other income includes securitization gains of $32 million and $59 million for the three months and six months ended June 30, 1999, respectively, compared to $89 million and $116 million for the three months and six months ended June 30, 1998, respectively.

Other Noninterest Expense

         As presented in Table Six, the Corporation's other noninterest expense decreased seven percent and six percent to $4.5 billion and $8.9 billion for the three months and six months ended June 30, 1999, respectively, over the same periods of 1998. This decrease was attributable to merger-related savings resulting in lower levels of personnel expense, occupancy, professional fees, other general operating expense and general administrative and other expenses.

Table Six
Other Noninterest Expense


                                    Three Months                             Six Months
                                   Ended June 30         Change             Ended June 30        Change
                                -------------------------------------------------------------------------------
(Dollars in Millions)             1999     1998     Amount    Percent      1999     1998    Amount    Percent
---------------------------------------------------------------------------------------------------------------
Personnel                        $2,261    $2,425    $ (164)  (6.8) %     $4,594    $4,865   $ (271)  (5.6) %
Occupancy                           395       421       (26)  (6.2)          791       803      (12)  (1.5)
Equipment                           339       334         5    1.5           697       674       23    3.4
Marketing                           147       145         2    1.4           294       303       (9)  (3.0)
Professional fees                   166       209       (43) (20.6)          292       404     (112) (27.7)
Amortization of intangibles         225       227        (2)   (.9)          447       455       (8)  (1.8)
Data processing                     214       186        28   15.1           404       365       39   10.7
Telecommunications                  140       138         2    1.4           276       269        7    2.6
Other general operating             446       528       (82) (15.5)          866     1,041     (175) (16.8)
General administrative and other    124       154       (30) (19.5)          249       292      (43) (14.7)
---------------------------------------------------------------------------------------------------------------
     Total                       $4,457    $4,767    $ (310)  (6.5) %     $8,910    $9,471   $ (561)  (5.9) %
===============================================================================================================

     A discussion of the significant components of other noninterest expense for the three months and six months ended June 30, 1999 compared to the same periods in 1998 follows:

o Personnel expense decreased $164 million and $271 million for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998 due mainly to merger-related savings in salaries and wages, incentive compensation and other employee compensation. On June 30, 1999, the Corporation had approximately 162,000 full-time equivalent employees compared to approximately 171,000 full-time equivalent employees on December 31, 1998.
o Professional fees decreased 21 percent to $166 million for the three months ended June 30, 1999 and 28 percent to $292 million for the six months ended June 30, 1999 compared to the same periods in 1998, primarily due to decreases in outside legal and professional services.
o Other general operating expense decreased $82 million and $175 million for the three months and six months ended June 30, 1999, respectively, mainly as a result of decreases in supplies and other operating expenses.
o General administrative and other expense declined $30 million and $43 million for the three months and six months ended June 30, 1999, respectively, due mainly to decreased travel expenses and franchise and personal property taxes.

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

State of Readiness
     The Corporation's Year 2000 efforts are generally divided into phases for analysis, remediation, testing and compliance. In the analysis phase, the Corporation identifies Systems/Projects and Infrastructure that have Year 2000 issues and determines the steps necessary to remediate these issues. In the remediation phase, the Corporation replaces, modifies or retires Systems/Projects or Infrastructure, as necessary. During the testing phase, the Corporation performs testing to determine whether the remediated Systems/Projects and Infrastructure accurately process and identify dates. In the compliance phase, the Corporation internally certifies the Systems/Projects and Infrastructure that are Year 2000 ready and implements processes to enable these Systems/Projects and Infrastructure to continue to identify and process dates accurately through the Year 2000 and thereafter.
     As of June 30, 1999, the Corporation has identified approximately 4,500 Systems/Projects. In addition, the Corporation has identified over 16,000 Infrastructure items that may have Year 2000 implications. For Systems/Projects and Infrastructure, as of June 30, 1999, the analysis, remediation, testing and compliance phases were all substantially complete. As of June 30, 1999, the Corporation substantially completed all phases, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC), as such guidelines are interpreted by the OCC.
     The Corporation tracks Systems/Projects and Infrastructure for Year 2000-required changes based on a risk evaluation. Of the identified
Systems/Projects and Infrastructure, approximately 1,900 Systems/Projects and approximately 850 Infrastructure items have been designated "mission critical" (i.e., if not made Year 2000 ready, these Systems/Projects or Infrastructure items would substantially impact the normal conduct of business). For mission critical Systems/Projects and Infrastructure, as of June 30, 1999, the analysis, remediation, testing and compliance phases were all substantially complete. The Corporation is also performing additional "time machine testing" (i.e., emulating Year 2000 conditions in dedicated environments) on selected mission critical Systems.
     Ultimately, the potential impact of Year 2000 issues will depend not only on corrective measures the Corporation undertakes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other entities which provide data to, or receive data from, the Corporation, or whose financial condition or operational capability is important to the Corporation as borrowers, vendors, customers, investment opportunities (either for the Corporation's accounts or for the accounts of others) or lenders. In addition, the Corporation's business may be affected by the corrective measures taken by
                                        31
the landlords and managers of buildings leased by the Corporation. Accordingly, the Corporation is communicating with certain of these parties to evaluate any potential impact on the Corporation.
     In particular, the Corporation has contacted its service providers and software vendors (collectively, "Vendors") and has requested information on their Year 2000 project plans with respect to the services and products provided by these Vendors. As of June 30, 1999, any Vendor which had not provided appropriate documentation was placed in an "in process" category, which includes those Vendors previously called "at risk." In addition, as of June 30, 1999, the Corporation has designated approximately 36 percent of its Vendors as "mission critical." As of June 30, 1999, the Corporation has confirmed or received assurances that approximately 98 percent of the services and products provided by its Vendors, and approximately 97 percent of the mission critical services and products provided by its Vendors, are Year 2000 ready, the remainder of which were "in process." In accordance with its contingency plans, the Corporation will continue to focus on "in process" mission critical Vendors in order to mitigate any potential risk.
     The Corporation is also tracking the Year 2000 compliance efforts of certain domestic and international agencies involved with payment systems for cash and securities clearings. The Corporation has identified 202 agencies, all of which have responded to the Corporation's inquiries that they are Year 2000 ready as of June 30, 1999.
     In addition, the Corporation has completed Year 2000 risk assessments for substantially all of its commercial credit exposure. By June 30, 1999, the Corporation reassessed all customers deemed to be "high risk" and "medium risk." For any customers deemed "high risk", on a quarterly basis, the Corporation's Credit Review Committee reviews the results of customer assessments prepared by the customers' relationship managers. Weakness in a borrower's Year 2000 strategy is part of the overall risk assessment process. Risk ratings and exposure strategy are adjusted as required after consideration of all risk issues. Any impact on the allowance for credit losses is determined through the normal risk rating process.
     The Corporation is also assessing potential Year 2000 risks associated with its investment advisory and fiduciary activities. Each investment subsidiary has a defined investment process and is integrating the consideration of Year 2000 issues into that process. When making investment decisions or recommendations, the Corporation's investment research areas consider the Year 2000 issue as a factor in their analysis and may take certain steps to investigate Year 2000 readiness, such as reviewing ratings, research reports and other publicly available information. In the fiduciary area, the Corporation is continuing to assess Year 2000 risks for business, real estate, oil and gas, and mineral interests that are held in trust.
     Following the merger with BankAmerica, the Corporation identified its significant depositors and assessed the Year 2000 readiness of these customers. The Corporation will continue to monitor these depositors for purposes of determining any potential liquidity risks to the Corporation.

Costs
     The Corporation currently estimates the total cost of the Year 2000 project to be approximately $550 million. Of this amount, the Corporation has incurred cumulative Year 2000 costs of approximately $477 million through June 30, 1999. A significant portion of the costs through June 30, 1999 was not incremental to the Corporation but instead constituted a reallocation of existing internal systems technology resources and, accordingly, was funded from normal operations. Remaining costs are expected to be similarly funded.

Contingency Plans
     The Corporation has existing business continuity plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. Using these existing plans, the Corporation has developed supplements to address potential Year 2000 issues that could impact its business processes.
     The Corporation has completed approximately 1,100 supplemental plans, of which approximately 784 are deemed "high risk" or "medium risk" plans that have been tested to date. The remaining "high risk" supplemental plans, of which there are currently four, will be tested prior to September 1, 1999. In addition to these plans, the Corporation has designed and implemented an event management
                                        32
communications center as a single corporate-wide point of coordination and information about all Year 2000 events, whether internal or external, that may impact normal business processes. In addition to this center, the Corporation has developed regional and functional event management teams. The Corporation is conducting regional and global exercises simulating multiple, simultaneous and diverse events to practice communication and coordination skills and processes.
     During October and November 1999, the Corporation has scheduled all "high risk" business continuity plans to be reviewed and revalidated to ensure readiness for possible implementation in 2000.

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

Income Taxes

     The Corporation's income tax expense for the three months and six months ended June 30, 1999 was $1.1 billion and $2.2 billion, respectively, for effective tax rates of 37 percent and 36 percent, respectively, or 36 percent for both periods excluding merger-related charges. Income tax expense for the three months and six months ended June 30, 1998 was $1.25 billion and $2.13 billion, respectively, for effective tax rates of 35 percent and 37 percent, or 35 percent and 36 percent excluding merger-related charges, respectively.

Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet, which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The average balances discussed below can be derived from Table Four. The following discussion addresses changes in average balances for the six months ended June 30, 1999 compared to the same period in 1998.
     Average levels of customer-based funds increased $5.1 billion to $290.1 billion for the six months ended June 30, 1999 compared to average levels for the six months ended June 30, 1998. As a percentage of total sources, average levels of customer-based funds decreased to 47.4 percent for the six months ended June 30, 1999 from 49.4 percent for the six months ended June 30, 1998.
     Average levels of market-based funds increased $18.6 billion for the six months ended June 30, 1999 to $181.8 billion compared to $163.1 billion for the six months ended June 30, 1998. In addition, 1999 average levels of long-term debt increased by $7.1 billion over average levels during the same six month period in 1998, mainly the result of borrowings to fund earning asset growth, business development opportunities and share repurchases, and to replace maturing debt.
     Average loans and leases, the Corporation's primary use of funds, increased $20.4 billion to $362.8 billion during the six months ended June 30, 1999. Average managed loans and leases during the same period increased $37.9 billion, or 10.8 percent, to $387.2 billion. This increase in average managed loans and leases reflects strong loan growth in commercial and consumer products throughout the franchise, partly attributable to continued strength in consumer product introductions in certain regions.
     The average securities portfolio for the six months ended June 30, 1999 increased $12.4 billion over 1998 levels, representing 12.6 percent of total uses of funds in the first half of 1999 compared to 11.2 percent in the first half of 1998. See the following "Securities" section for additional information on the securities portfolio.
     Average other assets and cash and cash equivalents increased $2.1 billion to $85.6 billion for the six months ended June 30, 1999 due largely to increases in the average balances of cash and cash equivalents, derivative-dealer assets and secured accounts receivable, partially offset by a decrease in customers' acceptance liability.
     On June 30, 1999, cash and cash equivalents were $24.2 billion, a decrease of $4.1 billion from December 31, 1998. During the six months ended June 30, 1999, net cash provided by operating activities was $1.7 billion, net cash used in investing activities was $15.3 billion and net cash provided by financing activities was $9.5 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 4 in the consolidated financial statements.
     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation monitors its assets and liabilities and modifies these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements. The following discussion provides an overview of significant on- and off-balance sheet components.

Securities

     The securities portfolio on June 30, 1999 consisted of securities held for investment totaling $1.5 billion and securities available for sale totaling $75.0 billion compared to $2.0 billion and $78.6 billion, respectively, on December 31, 1998.
     On June 30, 1999 and December 31, 1998, the market value of the Corporation's securities held for investment reflected net unrealized depreciation of $188 million and $144 million, respectively.
     The valuation allowance for securities available for sale, marketable equity securities and certain servicing assets decreased shareholders' equity by $1.4 billion on June 30, 1999, primarily reflecting pre-tax depreciation of $2.4 billion on debt securities and pre-tax appreciation of $128 million on marketable equity securities. The valuation allowance increased shareholders' equity by $303 million on December 31, 1998. The change in the valuation allowance was primarily attributable to an upward shift in certain segments of the U.S. Treasury yield curve during the first half of 1999.
     The estimated average duration of securities held for investment and securities available for sale portfolios were 6.86 years and 4.04 years, respectively, on June 30, 1999 compared to 5.59 years and 4.14 years, respectively, on December 31, 1998.

Allowance for Credit Losses

     The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify risks inherent in and to assess the overall collectibility of those portfolios. As discussed below, certain homogeneous loan portfolios are evaluated collectively, while remaining portfolios are reviewed on an individual loan basis. These detailed reviews, combined with historical loss experience and other factors, result in the identification and quantification of specific reserves and loss factors which are used in determining the amount of the allowance and related provision for credit losses. The actual amount of credit losses realized may vary from estimated losses due to changing economic conditions or changes in industry or geographic concentrations. The Corporation has procedures in place to limit differences between estimated and actual credit losses, which include detailed periodic assessments by senior management of the various credit portfolios and the models used to estimate credit losses in those portfolios.
     Due to their homogeneous nature, consumer loans and certain smaller business loans and leases, which includes residential mortgages, home equity lines, direct/indirect, consumer finance, bankcard, and foreign consumer loans, are generally evaluated as a group, based on individual loan type. This evaluation is based primarily on historical, current and projected delinquency and loss trends and provides a basis for establishing an adequate level of allowance for credit losses.
     Commercial and commercial real estate loans and leases are generally evaluated individually due to a general lack of uniformity among individual loans within each loan type and business segment. If necessary, an allowance for credit losses is established for individual impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment in accordance with SFAS 114. Impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.

     Portions of the allowance for credit losses are assigned to cover the estimated probable losses in each loan and lease category based on the results of the Corporation's detail review process as described above. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit, including geographic and industry concentrations. The assigned portion of the allowance for credit losses continues to be weighted toward the commercial loan portfolio, reflecting a higher level of nonperforming loans and the potential for higher individual losses. The remaining unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic uncertainty, covers exposures for approved but unfunded legally binding commitments and minimizes the risk related to the margin of imprecision inherent in the estimation of assigned reserves. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components.
     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of inherent credit losses on June 30, 1999.

  Table Seven
 Allowance For Credit Losses                                            Three Months                 Six Months
                                                                        Ended June 30               Ended June 30
                                                                 -----------------------------------------------------
 (Dollars in Millions)                                              1999           1998          1999         1998
----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $ 7,123         $ 6,763      $ 7,122      $ 6,778
----------------------------------------------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic                                                  (178)            (74)        (384)        (127)
Commercial - foreign                                                    (88)            (53)        (118)         (89)
Commercial real estate - domestic                                        (5)            (10)          (7)         (13)
Commercial real estate - foreign                                         (1)              -           (1)           -
----------------------------------------------------------------------------------------------------------------------
     Total commercial                                                  (272)           (137)        (510)        (229)
Residential mortgage                                                     (8)             (6)         (15)         (16)
Home equity lines                                                        (7)             (7)         (13)         (15)
Direct/Indirect consumer                                               (127)           (138)        (267)        (284)
Consumer finance                                                        (84)           (139)        (182)        (298)
Bankcard                                                               (167)           (219)        (339)        (480)
Foreign consumer                                                         (7)             (3)         (12)          (6)
----------------------------------------------------------------------------------------------------------------------
     Total consumer                                                    (400)           (512)        (828)      (1,099)
          Total loans and leases charged off                           (672)           (649)      (1,338)      (1,328)
----------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                    31              24           56           50
Commercial - foreign                                                      4               2            5           18
Commercial real estate - domestic                                        11               4           15           12
Commercial real estate - foreign                                          -               -            -            -
----------------------------------------------------------------------------------------------------------------------
     Total commercial                                                    46              30           76           80
Residential mortgage                                                      1               2            3            3
Home equity lines                                                         4               2            6            4
Direct/Indirect consumer                                                 44              40           89           79
Consumer finance                                                         42              47           92           89
Bankcard                                                                 14              22           31           50
Foreign consumer                                                          1               1            2            2
----------------------------------------------------------------------------------------------------------------------
     Total consumer                                                     106             114          223          227
          Total recoveries of loans and leases previously charged off   152             144          299          307
----------------------------------------------------------------------------------------------------------------------
               Net charge-offs                                         (520)           (505)      (1,039)      (1,021)
----------------------------------------------------------------------------------------------------------------------

Provision for credit losses                                             510             495        1,020        1,005
Other, net                                                              (17)            (22)          (7)         (31)
----------------------------------------------------------------------------------------------------------------------
     Balance on June 30                                             $ 7,096         $ 6,731      $ 7,096      $ 6,731
======================================================================================================================

Loans and leases outstanding at end of period                      $363,581        $344,358     $363,581     $344,358
Allowance for credit losses as a percentage of
    loans and leases outstanding at end of period                     1.95%           1.95%        1.95%        1.95%
Average loans and leases outstanding during the period             $364,753        $342,787     $362,760     $342,381
Net charge-offs as a percentage of average loans
   and leases outstanding during the period                            .57%            .59%         .58%         .60%
Allowance for credit losses as a percentage of
   nonperforming loans at end of period                              252.38          299.98       252.38       299.98

Nonperforming Assets

     As presented in Table Eight,  on June 30, 1999,  nonperforming  assets were
0.84 percent of net loans, leases and foreclosed properties, compared to 0.86 percent on March 31, 1999, and 0.77 percent, on December 31, 1998. Nonperforming loans increased to $2.8 billion on June 30, 1999 from $2.5 billion on December 31, 1998 due to higher commercial nonperforming loans. The increase in nonperforming loans was attributable to a few large credits and several smaller credits in various industries throughout the United States and overseas. The increase was not concentrated in any single geographic region or industry. The allowance coverage of nonperforming loans was 252 percent on June 30, 1999 compared to 287 percent on December 31, 1998.

Table Eight
Nonperforming Assets

                                                  June 30      March 31      December 31    September 30      June 30
(Dollars in Millions)                               1999         1999           1998            1998           1998
------------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
    Commercial - domestic                            $1,085       $1,085           $ 812           $ 717         $ 646
    Commercial - foreign                                492          434             314             288           347
    Commercial real estate - domestic                   203          272             299             303           306
    Commercial real estate - foreign                      3            3               4               3             3
------------------------------------------------------------------------------------------------------------------------
        Total commercial                              1,783        1,794           1,429           1,311         1,302
------------------------------------------------------------------------------------------------------------------------
    Residential mortgage                                565          634             722             690           669
    Home equity lines                                    44           41              50              46            45
    Direct/Indirect consumer                             17           20              21              38            33
    Consumer finance                                    382          332             246             209           187
    Foreign consumer                                     21           17              14               -             8
------------------------------------------------------------------------------------------------------------------------
        Total consumer                                1,029        1,044           1,053             983           942
------------------------------------------------------------------------------------------------------------------------
            Total nonperforming loans                 2,812        2,838           2,482           2,294         2,244
------------------------------------------------------------------------------------------------------------------------

Foreclosed properties                                   258          282             282             288           282
------------------------------------------------------------------------------------------------------------------------
            Total nonperforming assets               $3,070       $3,120          $2,764          $2,582        $2,526
========================================================================================================================

Nonperforming assets as a percentage of
    Total assets                                        .50  %       .51  %          .45  %          .43  %        .44 %
    Loans, leases and foreclosed
        properties                                      .84          .86             .77             .73           .73

Loans past due 90 days or more and not
    classified as nonperforming                        $631         $571            $611            $540         $ 539


     The Corporation's investment in specific loans that were considered to be impaired on June 30, and March 31, 1999 were $2.1 billion compared to $1.7 billion as of December 31, 1998. Note Four of the consolidated financial statements on page 9 provides the reported investment in specific loans considered to be impaired on June 30, 1999 and December 31, 1998. Commercial-domestic impaired loans were $1.1 billion at June 30, and March 31, 1999 from $0.8 billion at December 31, 1998. Commercial - foreign impaired loans increased to $0.5 billion at June 30, and March 31, 1999 from $0.3 billion at December 31, 1998. Commercial real estate - domestic impaired loans decreased to $0.5 billion at June 30, and March 31, 1999 from $0.6 billion at December 31, 1998.

Concentrations of Credit Risk

     In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Ten and Eleven. The following section discusses credit risk in the loan portfolio, including net charge-offs by loan categories as presented in Table Nine.

Table Nine
Net Charge-offs in Dollars and as a Percentage of Average Loans and Leases Outstanding

                                                     Three Months                                 Six Months
                                                     Ended June 30                              Ended June 30
                                      -----------------------------------------------------------------------------------
(Dollars in Millions)                             1999               1998                     1999            1998
-------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                     $147      .43 %     $ 50      .15 %        $328     .48 %      $ 77     .12 %
Commercial - foreign                        84     1.12         51      .68           113     .74          71     .48
Commercial real estate - domestic           (6)     n/m          6      .09            (8)    n/m           1     .01
Commercial real estate - foreign             1      .10          -        -             1     .35           -       -
-------------------------------------------------------------------------------------------------------------------------
     Total commercial                      226      .47        107      .23           434     .45         149     .16
-------------------------------------------------------------------------------------------------------------------------
Residential mortgage                         7      .04          4      .03            12     .03          13     .04
Home equity lines                            3      .09          5      .11             7     .09          11     .14
Direct/Indirect consumer                    83      .78         98      .96           178     .85         205    1.02
Consumer finance                            42      .94         92     2.59            90    1.08         209    2.92
Bankcard                                   153     5.94        197     6.36           308    5.78         430    6.57
Foreign consumer                             6      .65          2      .28            10     .54           4     .25
-------------------------------------------------------------------------------------------------------------------------
     Total consumer                        294      .69        398     1.02           605     .73         872    1.12
-------------------------------------------------------------------------------------------------------------------------
          Total net charge-offs           $520      .57 %     $505      .59 %      $1,039     .58 %    $1,021     .60 %
=========================================================================================================================

Selected managed net charge-offs
  and ratios
     Managed bankcard                     $294     6.13 %     $331     6.52 %        $587    6.07 %      $671    6.65 %

  n/m = not meaningful

Net charge-offs for each loan type are calculated as a percentage of average outstanding or managed loans for each loan category.
Total net charge-offs are calculated based on total average outstanding loans and leases.


     Commercial Real Estate - Total commercial real estate - domestic loans totaled $25.1 billion and $26.9 billion on June 30, 1999 and December 31, 1998, respectively, or 7 percent and 8 percent of loans and leases, respectively.
     Total commercial real estate - domestic loans, the portion of such loans which are nonperforming, and other credit exposures are presented in Table Ten. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.
     Commercial real estate - domestic loans past due 90 days or more and still accruing interest were $19 million, or 0.08 percent of commercial real estate - domestic loans, on June 30, 1999 and $12 million, or 0.04 percent, on December 31, 1998.
     The exposures included in Table Ten do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, on June 30, 1999, the Corporation had approximately $15 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.

Table Ten
Real Estate Commercial Loans, Foreclosed Properties and Other Real Estate Credit Exposures
June 30, 1999


                                                   Loans                                        Other
                                    ------------------------------------  Foreclosed           Credit
(Dollars in Millions)               Outstanding           Nonperforming   Properties (1)     Exposures (2)
----------------------------------------------------------------------------------------------------------
By Geographic Region (3)
California                               $ 5,996                $20            $ 45               $ 833
Southwest                                  3,364                 25               2                 379
Northwest                                  2,957                  9               -                 135
Florida                                    2,717                 47               6                 338
Geographically diversified                 2,339                  -               -                 389
Midwest                                    1,908                 40              26                 116
Midatlantic                                1,675                 17               6                 281
Carolinas                                  1,156                 12               9                  89
Midsouth                                   1,154                  9               3                 128
Northeast                                  1,034                 19               -                  93
Other states                                 768                  9              21                 954
Non-US                                       297                  -               -                   -
----------------------------------------------------------------------------------------------------------
     Total                               $25,365               $207            $118              $3,735
==========================================================================================================
By Property Type
Office buildings                          $4,951                $28             $ 8               $ 242
Apartments                                 4,760                 14               1                 979
Shopping centers/retail                    3,229                 36              29                 479
Residential                                2,620                 26               3                 189
Industrial/warehouse                       2,223                 21               1                 110
Hotels/motels                              1,419                 15               -                  81
Land and land development                  1,166                 11              48                 220
Miscellaneous commercial                     883                  7               7                  36
Multiple use                                 845                  4               -                   6
Unsecured                                    403                  1               -                  93
Non-US                                       297                  -               -                   -
Other                                      2,569                 44              21               1,300
----------------------------------------------------------------------------------------------------------
     Total                               $25,365               $207            $118              $3,735
==========================================================================================================

(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures include primarily letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.


     Commercial - Total commercial - domestic loans outstanding totaled $136.7 billion and $137.4 billion on June 30, 1999 and December 31, 1998, respectively, or 38 percent and 39 percent of loans and leases, respectively. The Corporation had commercial domestic loan net charge-offs for the six months ended June 30, 1999 of $328 million, or 0.48 percent of average commercial - domestic loans, compared to $77 million, or 0.12 percent of average commercial - domestic loans for the six months ended June 30, 1998. The increase was spread across several borrowers without concentration in any single industry or geographic region. Nonperforming commercial - domestic loans were $1.1 billion, or 0.79 percent of commercial - domestic loans, on June 30, 1999, compared to $812 million, or 0.59 percent, on December 31, 1998. Commercial - domestic loans past due 90 days or more and still accruing interest were $192 million, or 0.14 percent of commercial domestic loans, on June 30, 1999 compared to $135 million, or 0.10 percent, on December 31, 1998.
     Commercial - foreign loans outstanding totaled $30.5 billion and $31.5 billion on June 30, 1999 and December 31, 1998, respectively, or eight percent and nine percent of loans and leases, respectively. The Corporation had commercial - foreign loan net charge-offs for the six months ended June 30, 1999 of $113 million, or 0.74 percent of average commercial - foreign loans, compared to $71 million, or 0.48 percent of average commercial - foreign loans for the six months ended June 30, 1998. Nonperforming commercial - foreign loans were $492 million, or 1.6 percent of commercial - foreign loans, on June 30, 1999, compared to $314 million, or 1.0 percent, on December 31, 1998. Commercial - foreign loans past due 90 days or more and still accruing interest were $64 million, or 0.21 percent of commercial - foreign loans, on June 30, 1999 compared to $23 million, or 0.07 percent, on December 31, 1998. For additional information see International Developments on page 42.

    Table Eleven
    Significant Industry Loans and Leases (1)
    June 30, 1999


    (Dollars in Millions)                                   Outstanding
    ----------------------------------------------------------------------
    Transportation                                                $10,556
    Media                                                           8,603
    Health care                                                     8,537
    Equipment and general manufacturing                             8,477
    Oil and gas                                                     7,999
    Agribusiness                                                    7,398
    Retail                                                          7,378
    Business services                                               7,221
    Autos                                                           6,656
    Telecom                                                         5,017

(1) Includes only non-real estate commercial loans and leases.



     Consumer - On June 30, 1999 and December 31, 1998, total domestic consumer loans outstanding totaled $167.4 billion and $157.6 billion, respectively, or 46 percent and 44 percent of loans and leases, respectively.
     Average residential mortgage loans were $80.2 billion and $78.0 billion, respectively, for the three months and six months ended June 30, 1999 compared to $69.3 billion and $69.8 billion for the same prior year periods, reflecting an increase in retail origination activity due to a decline in the general level of interest rates.
     Average managed bankcard receivables were $19.2 billion and $19.5 billion, respectively, for the three months and six months ended June 30, 1999 compared to $20.4 billion for both the periods in 1998.
      Average other consumer loans for the three months and six months ended June 30, 1999 were $75.9 billion and $74.5 billion, respectively, compared to $70.9 billion and $71.2 billion for the same prior year periods. The increase was net of the impact of approximately $4.5 billion of securitizations that occurred throughout 1998 and $1.9 billion of securitizations for the six months ended June 30, 1999. Average managed other consumer loans, which include direct and indirect consumer loans and home equity lines of credit, as well as indirect auto loan and consumer finance securitizations, totaled $86.5 billion and $84.9
                                        41
billion in the three months and six months ended June 30, 1999, respectively, and $75.1 billion and $74.4 billion in the same periods of 1998.
     Total  domestic consumer net  charge-offs during the six months  ended
June 30, 1999 decreased $273 million compared to the same period in 1998 due mainly to lower bankcard and consumer finance net charge-offs.
     Total consumer loans past due 90 days or more and still accruing interest were $356 million, or 0.21 percent of total consumer loans, on June 30, 1999 compared to $441 million, or 0.27 percent, on December 31, 1998. Total consumer nonperforming loans were $1.0 billion, or 0.60 percent of total consumer loans and $1.1 billion, or 0.65 percent on June 30, 1999 and December 31, 1998, respectively.

     International Developments - During 1998, and continuing into 1999, a number of countries in Asia, Latin America and Eastern Europe experienced economic difficulties due to a combination of structural problems and negative market reaction that resulted from increased awareness of these problems. While each country's situation is unique, many share common factors such as: (1) government actions which restrain normal functioning of free markets in physical goods, capital and/or currencies; (2) perceived weaknesses of the banking systems; and (3) perceived overvaluation of local currencies. In addition, since these factors have resulted in capital movement out of the countries or in reduced capital inflows, many of these countries are experiencing liquidity problems in addition to the structural problems.
     Where appropriate, the Corporation has adjusted its activities (including its borrower selection) in light of the risks and opportunities discussed above. The Corporation also has continued to reduce its exposures in Asia, Latin America and Central and Eastern Europe throughout 1999. The Corporation will continue to monitor and adjust its foreign activities on a country by country basis depending on management's judgment of the likely developments in each country and will take action as deemed appropriate. For a more comprehensive discussion of the Corporation's risk management processes, refer to pages 29 through 35 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

     Regional Foreign Exposure - Through its credit and market risk management activities, the Corporation has been devoting special attention to those countries that have been negatively impacted by increasing global economic pressure. This includes special attention to those Asian countries that are currently experiencing currency and other economic problems, as well as countries within Latin America and Eastern Europe which are also experiencing similar problems.
     In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Twelve sets forth selected regional exposures as of June 30, 1999. On June 30, 1999, the Corporation's total exposure was $31.7 billion, a decrease of $5.0 billion from December 31, 1998.

     The following table is based on the Federal Financial Institutions Examination Council's instructions for periodic reporting of foreign exposures. The table has been expanded to include "Gross Local Country Claims" as defined in the table below and may not be consistent with disclosures by other financial institutions.

-------------------------------------------------------------------------------------------------------------------------------
Table Twelve
Regional Foreign Exposure

                                                                                                  Increase        Increase
                                          Total         Gross            Other         Total       (Decrease)      (Decrease)
                                          Cross-        Local           Cross-       Exposure        from           from
                                          Border       Country          Border        June 30      March 31       December 31
(Dollars in Millions)                     Loans       Claims (1)       Claims (2)       1999          1999           1998
-------------------------------------------------------------------------------------------------------------------------------
Region/Country
Asia
China                                          $ 82         $ 124          $143         $ 349          $ (94)        $(100)
Hong Kong                                        44         4,549           333         4,926             (7)         (262)
India                                           629         1,770           161         2,560            116            42
Indonesia                                       399            99            80           578            (99)         (145)
Japan                                           173         1,231         2,160         3,564           (454)       (1,497)
Korea (South)                                   499           541           793         1,833            (19)          (46)
Malaysia                                         26           574            69           669           (100)          (59)
Pakistan                                         13           369            14           396            100            44
Philippines                                     252            89           158           499             55           (84)
Singapore                                       115         1,440           191         1,746            (10)         (260)
Taiwan                                          300         1,515           200         2,015           (179)         (275)
Thailand                                         86           554           135           775            (79)         (175)
Other                                             4           126            30           160              2             7
-------------------------------------------------------------------------------------------------------------------------------
                                              2,622        12,981         4,467        20,070           (768)       (2,810)
-------------------------------------------------------------------------------------------------------------------------------
Central and Eastern Europe
Russian Federation                               26             -             7            33            (11)          (27)
Other                                           231            75           259           565            (44)         (139)
-------------------------------------------------------------------------------------------------------------------------------
                                                257            75           266           598            (55)         (166)
-------------------------------------------------------------------------------------------------------------------------------
Latin America
Argentina                                       596           353           264         1,213            (29)          (54)
Brazil                                        1,300           691           912         2,903           (351)         (515)
Chile                                           697           422           165         1,284           (134)         (367)
Colombia                                        430            21            89           540            (39)         (258)
Mexico                                        1,939           248         1,988         4,175           (402)         (763)
Venezuela                                       101            56           352           509             (8)          (48)
Other                                           231             -           179           410             16           (20)
-------------------------------------------------------------------------------------------------------------------------------
                                              5,294         1,791         3,949        11,034           (947)       (2,025)
-------------------------------------------------------------------------------------------------------------------------------
    Total                                    $8,173       $14,847        $8,682       $31,702        $(1,770)      $(5,001)
===============================================================================================================================

(1) Includes the following claims by the Corporation's foreign offices on local country residents regardless of the currency: loans, trading account securities, derivative products, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and securities available for sale (at market value) and held for investment (at cost).
(2) Includes:  accrued interest receivable, acceptances, interest-bearing deposits in banks, trading account securities, other interest-earning investments, other short-term monetary assets, unrealized gains on off-balance sheet instruments, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and available for sale and held to maturity securities, including securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,098,
    Venezuela - $199, Philippines - $22 and Latin America Other - $83. Held for investment securities amounted to $767 with a fair value of $566.

Off-Balance Sheet Financial Instruments
Derivatives - Asset and Liability Management (ALM) Activities

     Interest rate contracts are used in the Corporation's ALM process. These contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Futures contracts used for ALM activities are primarily index futures providing for cash payments based upon the movements of a deposit rate index.
      The amount of net realized deferred gains associated with terminated ALM swaps were $246 million and $294 million at June 30, 1999 and December 31, 1998, respectively. The amount of net realized deferred losses associated with terminated ALM futures and forward rate contracts was $16 million and $1 million at June 30, 1999 and December 31, 1998, respectively. The amount of net realized deferred gains associated with terminated ALM options were $41 million and $26 million at June 30, 1999 and December 31, 1998, respectively. See Note Six of the consolidated financial statements on page 12 for information on the notional amount and fair value of the Corporation's ALM interest rate contracts.
     In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, forward and futures contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. At June 30, 1999, these contracts had a notional amount of $8.8 billion and an unrealized loss of $10.0 million.
     The fair values of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.
     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 28.

Market Risk Management

     In the normal course of conducting its business activities, the Corporation is exposed to market risks including price and liquidity risk. Market risk is the potential for loss arising from adverse changes in market rates and prices, such as interest rates (interest rate risk), foreign currency exchange rates (foreign exchange risk), commodity prices (commodity risk) and prices of equity securities (equity risk). Financial products that expose the Corporation to market risk include securities, loans, deposits, debt and derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current or future financial commitments or that the Corporation may be more reliant on alternative funding sources such as long-term debt.
     Market risk is managed by the Corporation's Finance Committee, which formulates policy based on desirable levels of market risk. In setting desirable levels of market risk, the Finance Committee considers the impact on both earnings and capital of the current outlook in market rates, potential changes in market rates, world and regional economies, liquidity, business strategies and other factors.
     With the exception of securities available for sale, which had an unrealized loss of $2.4 billion at June 30, 1999, compared to an unrealized gain of $0.4 billion at December 31, 1998, the expected maturities, unrealized gains and losses and weighted average effective yields and rates associated with the

Corporation's significant non-trading, on-balance sheet financial instruments at June 30, 1999 were not  significantly  different  from those at
December 31, 1998. For a discussion of non-trading, on-balance sheet financial instruments see page 30 and Table Nine on page 31 of the Market Risk Management section of the Corporation's 1998 Annual Report on Form 10-K.
     Risk management interest rate contracts are utilized in the ALM process. Such contracts, which are generally non-leveraged generic interest rate and basis swaps, futures, forwards, and options, allow the Corporation to effectively manage its interest rate risk position. As reflected in Table Thirteen, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps on June 30, 1999 was $68.1 billion and $24.5 billion, respectively. The receive fixed interest rate swaps are primarily converting variable-rate commercial loans to fixed-rate. The net receive fixed position on June 30, 1999 was $43.6 billion notional compared to $34.7 billion notional on December 31, 1998. In addition, the Corporation had $8.4 billion notional of basis swaps at June 30, 1999 linked primarily to loans and long-term debt.
     Table Thirteen also summarizes the estimated duration, weighted average pay and receive rates and the unrealized gains and losses on June 30, 1999 of the Corporation's ALM interest rate swaps, as well as the estimated duration and unrealized gains and losses on June 30, 1999 of the Corporation's ALM basis swaps and options contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had an unrealized loss of $811 million at June 30, 1999 and an unrealized gain of $942 million at December 31, 1998. The change is primarily attributable to an increase in interest rates. The net unrealized loss in the estimated value of the ALM interest rate contracts should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.
     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 28.

---------------------------------------------------------------------------------------------------------------------------------
Table Thirteen
Asset and Liability Management Interest Rate Contracts
June 30, 1999


                                                                        Expected Maturity
                                          ------------------------------------------------------------------------------   Average
(Dollars in Millions,                Fair                                                                      After       Estimated
Average Estimated Duration in Years) Value     Total       1999      2000       2001       2002      2003       2003        Duration
------------------------------------------------------------------------------------------------------------------------------------
Total receive fixed swaps           $(543)                                                                                 4.15
  Notional amount                            $68,064    $3,583    $12,848    $11,536    $3,216    $14,145    $22,736
  Weighted average receive rate                 6.14 %    5.99 %     5.96 %     6.46 %    6.85 %     5.69 %     6.28 %

Total pay fixed swaps               $(263)                                                                                 3.12
  Notional amount                            $24,450    $3,419    $ 6,901    $ 4,492    $1,727    $ 2,477    $ 5,434
  Weighted average pay rate                     6.70 %    6.44 %     6.84 %     6.41 %    6.85 %     7.12 %     6.68 %

Basis swaps                          $ (5)                                                                                 4.65
                                   -------
  Notional amount                             $8,444     $ 525      $ 743      $ 611    $1,669    $ 4,896    $     -

    Total swaps                     $(811)

------------------------------------------------------------------------------------------------------------------------------------

Option products                      $(20)
  Notional amount                            $32,291     $ 445      $ 505     $2,088     $ 868    $ 1,950    $26,435

------------------------------------------------------------------------------------------------------------------------------------

     Total interest rate contracts  $(831)
                                   ========


       The table on the following page sets forth the  calculated  value-at-risk
(VAR) amounts for the six months ended June 30, 1999 for the Corporation's trading activity. The amounts are calculated on a pre-tax basis. The first calculation assumes that each portfolio segment experiences adverse price movements at the same time (i.e., the price movements are perfectly correlated). The second calculation assumes that these adverse price movements within the major portfolio segments do not occur at the same time (i.e., they are uncorrelated). While the Corporation's trading positions resulted in improved trading results in the six months ended June 30, 1999, compared to the same period in 1998, the Corporation continued to lower its market risk. For additional discussion of market risk associated with the trading portfolio, the VAR model and how the Corporation manages its exposure to market risk, see pages 32 and 33 of the Corporation's 1998 Annual Report on Form 10-K. The composition of the trading portfolio and the related fair values are included in Note Three of the consolidated financial statements on page 8.

Trading Activities Market Risk
                                             --------------------------------------------------------
                                                         Six Months Ended June 30, 1999
                                             --------------------------------------------------------
 (US Dollar Equivalents in Millions)               Average VAR      High VAR (1)        Low VAR (1)
-----------------------------------------------------------------------------------------------------
Based on perfect positive correlation:
     Interest rate                                   $96.6               $126.8                $74.9
     Foreign currency                                 12.5                 18.2                  7.9
     Commodities                                       1.7                  3.5                   .9
     Equity                                            9.0                 13.9                  3.0
Based on zero correlation:
     Interest rate                                    28.4                 41.2                 21.2
     Foreign currency                                 10.0                 15.4                  6.1
     Commodities                                       1.3                  3.0                   .6
     Equity                                            8.2                 12.4                  2.6
-----------------------------------------------------------------------------------------------------
(1) The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the components occurred on different trading days.


Capital Resources and Capital Management

         Presented below are the Corporation's regulatory capital ratios on June 30, 1999 and December 31, 1998. The Corporation and its significant banking subsidiaries were considered "well-capitalized" on June 30, 1999.

                                          June 30           December 31
(Dollars in Millions)                      1999                 1998
--------------------------------------------------------------------------------
Risk-Based Capital Ratios:
   Tier 1 Capital                            $ 38,145              $ 36,849
   Tier 1 Capital ratio                          7.38 %                7.06 %
   Total Capital                             $ 57,365              $ 57,055
   Total Capital ratio                          11.09 %               10.94 %

Leverage ratio                                   6.34                  6.22

Risk-weighted assets                        $ 517,130             $ 521,637
--------------------------------------------------------------------------------

     The regulatory capital guidelines measure capital in relation to the credit and market risk of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At June 30, 1999, the Corporation had no subordinated debt that qualified as Tier 3 Capital.
     The Corporation's and its significant banking subsidiaries' regulatory capital ratios on June 30, 1999 exceeded the regulatory minimums of four percent for Tier 1 risk-based capital, eight percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

Table Fourteen
Selected Quarterly Operating Results



                                                                                      1999 Quarters
                                                                                ---------------------------
(Dollars in Millions, Except Per-Share Information)                               Second         First
-----------------------------------------------------------------------------------------------------------
Interest income                                                                    $ 9,206       $ 9,201
Interest expense                                                                     4,594         4,601
Net interest income                                                                  4,612         4,600
Net interest income (taxable-equivalent)                                             4,663         4,645
Provision for credit losses                                                            510           510
Gains on sales of securities                                                            52           130
Noninterest income                                                                   3,522         3,223
Merger-related charges, net                                                            200             -
Other noninterest expense                                                            4,457         4,453
Income before income taxes                                                           3,019         2,990
Income tax expense                                                                   1,104         1,076
Net income                                                                           1,915         1,914
Net income (excluding merger-related charges)                                        2,060         1,914
Earnings per common share                                                             1.10          1.10
Earnings per common share (excluding merger-related charges)                          1.18          1.10
Diluted earnings per common share                                                     1.07          1.08
Diluted earnings per common share (excluding merger-related charges)                  1.15          1.08
Dividends per common share                                                             .45           .45

Yield on average earning assets                                                       7.00  %       7.13 %
Rate on average interest-bearing liabilities                                          4.16          4.26
Net interest spread                                                                   2.84          2.87
Net interest yield                                                                    3.53          3.58

Average total assets                                                             $ 615,364     $ 609,624
Average total deposits                                                             342,249       345,931
Average total shareholders' equity                                                  46,891        46,279
Return on average assets                                                              1.25  %       1.27  %
Return on average assets (excluding merger-related charges)                           1.34          1.27
Return on average common shareholders' equity                                        16.40         16.78
Return on average common shareholders' equity (excluding merger-related charges)     17.64         16.78

Cash basis financial data (1)
Earnings per common share                                                        $    1.23     $    1.23
Earnings per common share (excluding merger-related charges)                          1.31          1.23
Diluted earnings per common share                                                     1.20          1.20
Diluted earnings per common share (excluding merger-related charges)                  1.28          1.20
Return on average tangible assets                                                     1.43  %       1.46  %
Return on average tangible assets (excluding merger-related charges)                  1.53          1.46
Return on average tangible common shareholders' equity                               26.68         27.44
Return on average tangible common shareholders'
   equity (excluding merger-related charges)                                         28.49         27.44
Market price per share of common stock
Closing price                                                                    $ 73  5/16    $ 70  5/8
High for the period                                                                76  1/8       74  1/2
Low for the period                                                                 61  1/2       59  1/2
Risk-based capital ratios (period-end)
Tier 1 capital                                                                        7.38  %       7.40  %
Total capital                                                                        11.09         11.17



(1) Cash basis calculations exclude goodwill and other intangible assets and the related amortization expense.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                See  "Management's  Discussion  and  Analysis of
                           Results of Operations and Financial Condition -
                           Market Risk   Management"   on  page  44  and  the
                           sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Part II. Other Information

Item 1. Legal              Litigation
Proceedings
     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.
     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw & Co., L.P. until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were shareholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar uncertified class actions (including one limited to California residents) are pending in California state court, alleging violations of the California Corporations Code and other state laws. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.
     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 6. Exhibits           a)     Exhibits
and Reports on
Form 8-K
                           Exhibit 11-Earnings Per Common Share Computation
                           Exhibit 12(a)-Ratio of Earnings to Fixed Charges
                           Exhibit 12(b)-Ratio of Earnings to Fixed Charges
                             and Preferred Dividends
                           Exhibit 27-Financial Data Schedule

                          b)       Reports on Form 8-K

                           The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1999:

                           Current Report on Form 8-K dated April 19, 1999 and filed April 23, 1999, Items 5 and 7.

                           Current Report on Form 8-K dated April 28, 1999 and filed May 7, 1999, Items 5 and 7.

                           Current Report on Form 8-K dated June 9, 1999 and filed June 15, 1999, Items 5 and 7.

                           Current Report on Form 8-K dated June 23, 1999 and filed June 30, 1999, Items 5 and 7.

--------------------------------------------------------------------------------





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   Bank of America Corporation
                                   ---------------------------
                                   Registrant


Date: August 16 , 1999
      ----------------             /s/ MARC D. OKEN
                                   -----------------
                                   MARC D. OKEN
                                   Executive Vice President and
                                   Principal Financial Executive
                                   (Duly Authorized Officer and
                                   Chief Accounting Officer)

                           Bank of America Corporation

                                    Form 10-Q

                                Index to Exhibits
--------------------------------------------------------------------------------


Exhibit           Description

11       Earnings Per Common Share Computation

12(a)    Ratio of Earnings to Fixed Charges

12(b)    Ratio of Earnings to Fixed Charges and Preferred Dividends

27       Financial Data Schedule