Form 10-Q
period 1999-09-30
BANK OF AMERICA CORP /DE/
filed 1999-11-15
CIK 70858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1999

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

                                   Yes X   No

On October 31, 1999, there were 1,707,184,032 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation



September 30, 1999 Form 10-Q
-------------------------------------------------------------------------------------------------------------------


INDEX

                                                                                                 Page
                                                                                                ------
Part I                     Item 1.  Financial Statements:
Financial                              Consolidated Statement of Income for the Three             2
Information                            Months and Nine Months Ended
                                       September 30, 1999 and 1998

                                       Consolidated Balance Sheet at September 30,                3
                                       1999 and December 31, 1998

                                       Consolidated Statement of Cash Flows for the               4
                                       Nine Months Ended September 30, 1999 and 1998

                                       Consolidated   Statement  of  Changes  in                  5
                                       Shareholders'  Equity  for  the  Nine
                                       Months Ended September 30, 1999 and 1998

                                       Notes to Consolidated Financial Statements                 6

                           Item 2.   Management's Discussion and Analysis of Results
                                     of Operations and Financial Condition                       18

                           Item 3.   Quantitative and Qualitative Disclosures about              51
                                     Market Risk


-------------------------------------------------------------------------------------------------------------------



Part II
Other Information          Item 1.   Legal Proceedings                                          51

                           Item 2.   Changes in Securities and Use of Proceeds                  52

                           Item 4.   Submission of Matters to a Vote of Security                52
                                     Holders

                           Item 6.   Exhibits and Reports on Form 8-K                           53

                           Signature                                                            54

                           Index to Exhibits                                                    55


Part I. Financial Information
Item 1. Financial Statements
-------------------------------------------------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
-------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months                 Nine Months
                                                                     Ended September 30           Ended September 30
                                                                 ---------------------------- ---------------------------
(Dollars in Millions, Except Per-Share Information)                  1999           1998          1999          1998
-------------------------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases                                  $ 6,883       $ 7,084       $ 20,506     $ 21,301
Interest and dividends on securities                                     1,208         1,105          3,526        3,311
Federal funds sold and securities purchased under agreements to resell     440           492          1,208        1,342
Trading account assets                                                     482           584          1,552        2,014
Other interest income                                                      281           343            909          982
-------------------------------------------------------------------------------------------------------------------------
      Total interest income                                              9,294         9,608         27,701       28,950
-------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposits                                                                 2,198         2,830          6,678        8,213
Short-term borrowings                                                    1,437         1,278          4,188        3,817
Trading account liabilities                                                189           194            468          730
 Long-term debt                                                            920           862          2,605        2,501
-------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                             4,744         5,164         13,939       15,261
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      4,550         4,444         13,762       13,689
Provision for credit losses                                                450         1,405          1,470        2,410
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                    4,100         3,039         12,292       11,279
Gains on sales of securities                                                44           280            226          613

Noninterest income
Service charges on deposit accounts                                        942           855          2,697        2,515
Mortgage servicing income                                                  206           (93)           463          286
Investment banking income                                                  702           376          1,645        1,653
Trading account profits and fees                                           313          (529)         1,208           75
Brokerage income                                                           168           198            544          566
Nondeposit-related service fees                                            136           163            395          502
Asset management and fiduciary service fees                                250           238            767          744
Credit card income                                                         496           379          1,304        1,050
Other income                                                               515           818          1,450        2,143
-------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                           3,728         2,405         10,473        9,534
-------------------------------------------------------------------------------------------------------------------------

Merger-related charges, net                                                  -           725            200        1,195

Other noninterest expense
Personnel                                                                2,336         2,246          6,930        7,111
Occupancy                                                                  417           427          1,208        1,230
Equipment                                                                  313           346          1,010        1,020
Marketing                                                                  145           143            439          446
Professional fees                                                          160           206            452          610
Amortization of intangibles                                                222           224            669          679
Data processing                                                            164           195            568          560
Telecommunications                                                         131           142            407          411
Other general operating                                                    498           510          1,364        1,551
General administrative and other                                           140           144            389          436
-------------------------------------------------------------------------------------------------------------------------
      Total other noninterest expense                                    4,526         4,583         13,436       14,054
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               3,346           416          9,355        6,177
Income tax expense                                                       1,195            42          3,375        2,174
-------------------------------------------------------------------------------------------------------------------------
Net income                                                             $ 2,151        $  374        $ 5,980       $4,003
=========================================================================================================================
Net income available to common shareholders                            $ 2,149        $  372        $ 5,975       $3,979
=========================================================================================================================
Per-share information
     Earnings per common share                                          $ 1.25         $ .21         $ 3.45       $ 2.30
=========================================================================================================================
     Diluted earnings per common share                                  $ 1.23         $ .21         $ 3.37       $ 2.24
=========================================================================================================================
     Dividends per common share                                         $  .45         $ .38         $ 1.35       $ 1.14
=========================================================================================================================
Average common shares issued and outstanding (in thousands)          1,722,307     1,740,092      1,734,401    1,732,297
=========================================================================================================================

See accompanying notes to consolidated financial statements.


Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet
-------------------------------------------------------------------------------------------------------------------

                                                                                      September 30    December 31
(Dollars in Millions)                                                                     1999           1998
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                  $ 25,414       $ 28,277
Time deposits placed and other short-term investments                                         4,846          6,750
Federal funds sold and securities purchased under agreements to resell                       40,369         27,146
Trading account assets                                                                       38,651         39,602
Securities:
   Available for sale                                                                        78,353         78,590
   Held for investment, at cost (market value - $1,294 and $1,853)                            1,483          1,997
-------------------------------------------------------------------------------------------------------------------
     Total securities                                                                        79,836         80,587
-------------------------------------------------------------------------------------------------------------------

Loans and leases                                                                            360,236        357,328
Allowance for credit losses                                                                  (7,076)        (7,122)
-------------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                                   353,160        350,206
-------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                   6,728          7,289
Customers' acceptance liability                                                               2,066          2,671
Derivative-dealer assets                                                                     18,103         16,400
Interest receivable                                                                           3,838          3,734
Mortgage servicing rights                                                                     3,845          2,376
Goodwill                                                                                     12,414         12,695
Core deposits and other intangibles                                                           1,800          2,013
Other assets                                                                                 29,582         37,933
-------------------------------------------------------------------------------------------------------------------
       Total assets                                                                        $620,652       $617,679
===================================================================================================================
Liabilities
Deposits in domestic offices:
   Noninterest-bearing                                                                      $87,292        $92,623
   Interest-bearing                                                                         202,037        203,644
Deposits in foreign offices:
   Noninterest-bearing                                                                        1,981          1,713
   Interest-bearing                                                                          45,701         59,280
-------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                         337,011        357,260
-------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                   79,739         67,543
Trading account liabilities                                                                  18,239         14,170
Derivative-dealer liabilities                                                                18,689         16,835
Commercial paper                                                                              7,826          6,749
Other short-term borrowings                                                                  32,893         24,742
Acceptances outstanding                                                                       2,066          2,671
Accrued expenses and other liabilities                                                       18,993         30,929
Long-term debt                                                                               54,352         45,888
Trust preferred securities                                                                    4,955          4,954
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                      574,763        571,741
-------------------------------------------------------------------------------------------------------------------

     Commitments and Contingencies (Note Six)

Shareholders' equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares;  issued and
     outstanding - 1,828,702 shares and 1,952,039 shares                                         78             83
Common stock, $0.01 par value; authorized - 5,000,000,000 shares;  issued and
     outstanding - 1,710,039,286 shares and 1,724,484,305 shares                             13,538         14,837
Retained earnings                                                                            34,631         30,998
Accumulated other comprehensive income                                                       (1,929)           152
Other                                                                                          (429)          (132)
-------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                              45,889         45,938
-------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                          $620,652       $617,679
===================================================================================================================

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------
                                                                                               Nine Months
                                                                                           Ended September 30
                                                                                        --------------------------
(Dollars in Millions)                                                                      1999          1998
------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                   $5,980        $4,003
Reconciliation of net income to net cash provided by operating activities:
     Provision for credit losses                                                              1,470         2,410
     Gains on sales of securities                                                              (226)         (613)
     Merger-related charges, net                                                                200         1,195
     Depreciation and premises improvements amortization                                        781           822
     Amortization of intangibles                                                                669           679
     Deferred income tax (benefit) expense                                                   (1,282)          322
     Net decrease in trading instruments                                                      3,420         1,801
     Net increase in interest receivable                                                       (108)         (260)
     Net increase in interest payable                                                            11           261
     Other operating activities, net                                                         (4,271)       (1,967)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                             6,644         8,653
------------------------------------------------------------------------------------------------------------------
Investing Activities
Net decrease in time deposits placed and other short-term investments                         1,746         1,671
Net increase in federal funds sold and securities purchased
   under agreements to resell                                                               (13,223)      (10,606)
Proceeds from sales and maturities of available for sale securities                          37,081        53,900
Purchases of available for sale securities                                                  (35,047)      (54,923)
Proceeds from maturities of held for investment securities                                      514           942
Purchases of held for investment securities                                                       -          (249)
Proceeds from sales and securitizations of loans and leases                                  38,179        46,886
Purchases and net originations of loans and leases                                          (42,303)      (69,648)
Purchases and originations of mortgage servicing rights                                      (1,869)         (437)
Net purchases of premises and equipment                                                        (226)         (122)
Proceeds from sales of foreclosed properties                                                    247           416
Sales and acquisitions of business activities, net of cash                                   (1,311)          (57)
------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                               (16,212)      (32,227)
------------------------------------------------------------------------------------------------------------------
Financing Activities
Net (decrease) increase in deposits                                                         (19,204)        4,507
Net increase in federal funds purchased and securities
   sold under agreements to repurchase                                                       12,196         4,219
Net increase in commercial paper and other short-term borrowings                              9,229         7,693
Proceeds from issuance of long-term debt                                                     14,297        11,225
Retirement of long-term debt                                                                 (5,628)       (6,328)
Proceeds from issuance of trust preferred securities                                              -           340
Proceeds from issuance of common stock                                                        1,004         1,330
Common stock repurchased                                                                     (2,904)         (600)
Redemption of preferred stock                                                                     -          (614)
Cash dividends paid                                                                          (2,347)       (1,826)
Other financing activities, net                                                                  56          (140)
------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                              6,699        19,806
------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                      6            17
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                    (2,863)       (3,751)
Cash and cash equivalents at January 1                                                       28,277        28,466
------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at September 30                                               $ 25,414      $ 24,715
==================================================================================================================
Loans transferred to foreclosed properties amounted to $267 and $285 for the nine months ended September 30, 1999 and 1998, respectively.
Loans securitized and retained in the available for sale securities portfolio amounted to $3,206 and $4,177 for the nine months ended September 30, 1999 and 1998, respectively.
The fair values of noncash assets acquired and liabilities assumed in acquisitions for the nine months ended September 30, 1999 were
  $1,557 and $74, respectively, net of cash acquired. The fair value of noncash assets acquired in acquisitions for the nine months ended September 30, 1998 was $109, net of cash acquired.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated         Total
                                                         Common Stock                   Other             Share-
                                           Preferred   ----------------    Retained  Comprehensive       holders' Comprehensive
(Dollars in Millions, Shares in Thousands)  Stock      Shares    Amount    Earnings     Income (1) Other  Equity      Income
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    $708    1,722,538   $15,140   $28,438       $ 407   $(109) $44,584
Net income                                                                    4,003                        4,003       $ 4,003
Other comprehensive income, net of tax                                                      377              377           377
                                                                                                                  -------------
Comprehensive income                                                                                                   $ 4,380
                                                                                                                  =============
Cash dividends:
   Common                                                                    (1,802)                      (1,802)
   Preferred                                                                    (24)                         (24)
Common stock issued under dividend
  reinvestment and employee plans                        27,768     1,349                           (19)   1,330
Stock issued in acquisitions                                385        15                                     15
Common stock repurchased                                 (9,349)     (600)                                  (600)
Conversion of preferred stock                  (10)         417        10
Redemption of preferred stock                 (614)                                                         (614)
Other                                                       279        25                            13       38
-----------------------------------------------------------------------------------------------------------------
     Balance, September 30, 1998               $84    1,742,038   $15,939   $30,615       $ 784   $(115) $47,307
=================================================================================================================

Balance, December 31, 1998                     $83    1,724,484   $14,837   $30,998       $ 152   $(132) $45,938
Net income                                                                    5,980                        5,980       $ 5,980
Other comprehensive income, net of tax                                                   (2,081)          (2,081)       (2,081)
                                                                                                                  -------------
Comprehensive income                                                                                                   $ 3,899
                                                                                                                  =============
Cash dividends:
   Common                                                                    (2,342)                      (2,342)
   Preferred                                                                     (5)                          (5)
Common stock issued under dividend
  reinvestment and employee plans                        28,320     1,353                          (349)   1,004
Common stock repurchased                                (43,000)   (2,904)                                (2,904)
Conversion of preferred stock                   (5)         232         5
Other                                                         3       247                            52      299
-----------------------------------------------------------------------------------------------------------------
     Balance, September 30, 1999               $78    1,710,039   $13,538   $34,631     $(1,929)  $(429) $45,889
=================================================================================================================

  (1)Changes in Accumulated Other Comprehensive Income include after-tax net unrealized gains (losses) on securities available for sale and marketable equity securities of ($2,047) and $382 and after-tax net unrealized losses on foreign currency translation adjustments of $34 and $5 for the nine months ended September 30, 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     At September 30, 1998, BankAmerica Corporation (BankAmerica) merged with and into NationsBank Corporation (the Merger). The combined company was renamed BankAmerica Corporation, and on April 28, 1999, BankAmerica Corporation changed its name to Bank of America Corporation (the Corporation). The transaction was accounted for as a pooling of interests. The consolidated financial statements have been restated to present the combined results of the Corporation as if the Merger had been in effect for all periods presented.
     On January 9, 1998,  the  Corporation  completed  its merger  with  Barnett
Banks, Inc. (Barnett). The transaction was accounted for as a pooling of interests. The consolidated financial statements have been restated to present the combined results of the Corporation and Barnett as if the merger had been in effect for all periods presented.
     The Corporation is a Delaware corporation and a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended, with its principal assets being the stock of its subsidiaries. Through its banking and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets.

Note One - Accounting Policies

     The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications.
     Accounting policies followed in the presentation of interim financial results are presented on pages 56 to 61 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.
     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard requires all derivative instruments to be recognized as assets or liabilities and measured at their fair values. In addition, SFAS 133 provides special hedge accounting for fair value, cash flow and foreign currency hedges, provided certain criteria are met. The Corporation is required to adopt SFAS 133 on or before January 1, 2001. Upon adoption, all hedging relationships must be redesignated and documented pursuant to the provisions of the statement. The Corporation is in the process of evaluating the impact of this statement on its risk management strategies and processes, information systems and financial statements.

Note Two - Merger-Related Activity

     On September 30, 1998, the Corporation completed its merger with BankAmerica, a multi-bank holding company headquartered in San Francisco, California. BankAmerica provided banking and other financial services throughout the U.S. and in selected international markets to consumer and business customers including corporations, governments and other institutions. As a result of the Merger, each outstanding share of BankAmerica common stock was converted into 1.1316 shares of the Corporation's common stock, resulting in the net issuance of approximately 779 million shares of the Corporation's common stock to the former BankAmerica shareholders. Each share of NationsBank Corporation (NationsBank) common stock continued as one share in the combined company's common stock. In addition, approximately 88 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain BankAmerica employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expense of NationsBank and BankAmerica have been combined and reflected at their historical amounts. NationsBank's total assets, total deposits and total shareholders' equity on the date of the Merger were approximately $331.9 billion, $166.8 billion and $27.7 billion, respectively. BankAmerica's total assets, total deposits and total shareholders' equity on the date of the Merger amounted to approximately $263.4 billion, $179.0 billion and $19.6 billion, respectively.
     In connection with the Merger, the Corporation recorded a $1,325 million pre-tax merger-related charge in 1998 of which $725 million ($519 million after-tax) and $600 million ($441 million after-tax) were recorded in the third and fourth quarters of 1998, respectively. The total pre-tax charge for 1998 consisted of approximately $740 million primarily of severance and change in control and other employee-related items, $150 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets) and customer communication expenses, $300 million of exit and related costs and $135 million of other merger costs (including legal, investment banking and filing fees). In the second quarter of 1999, the Corporation also recorded a pre-tax merger-related charge of $200 million ($145 million after-tax) in connection with the Merger. The pre-tax charge consisted of approximately $94 million primarily of severance and change in control and other employee-related items, $7 million of conversion and related costs including occupancy, equipment and customer communication expenses, $97 million of exit and related costs and $2 million of other merger costs. The Corporation currently anticipates recording an additional pre-tax merger-related charge of approximately $325 million ($272 million after-tax) in the fourth quarter of 1999.
     The following table summarizes the activity in the BankAmerica merger-related reserve during the nine months ended September 30, 1999:


----------------------------------------------------------------------------------------------------------------------
BankAmerica Merger-Related Reserve
----------------------------------------------------------------------------------------------------------------------
                                                                                            Noncash
                                           Balance,       Amount          Cash Payments    Reductions       Balance,
                                           January 1    Included in         Applied to      Applied to   September 30
(Dollars in Millions)                        1999        Expense             Reserve         Reserve         1999
----------------------------------------------------------------------------------------------------------------------
Severance, change in control
     and other employee-related costs             $487         $ 94             $(478)         $   -            $103
Conversion and related costs                       143            7               (22)          (114)             14
Exit and related costs                             194           97              (148)           (92)             51
Other merger costs                                  18            2                (6)            (5)              9
----------------------------------------------------------------------------------------------------------------------
     Total                                        $842         $200             $(654)         $(211)           $177
======================================================================================================================


     On January 9, 1998, the Corporation completed its merger with Barnett, a multi-bank holding company headquartered in Jacksonville, Florida (the Barnett merger). Barnett's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. As a result of the Barnett merger, each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain Barnett employees. This transaction was also accounted for as a pooling of interests.
     In connection with the Barnett merger, the Corporation incurred a pre-tax merger-related charge during the first quarter of 1998 of approximately $900 million ($642 million after-tax), which consisted of approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other merger costs (including legal, investment banking and filing fees). In the second quarter of 1998, the Corporation recognized a $430 million gain resulting from the regulatory required divestitures of certain Barnett branches.Substantially all of the Barnett merger-related reserves have been utilized.
     In 1996, the Corporation completed the initial public offering of 16.1 million shares of Class A Common Stock of BA Merchant Services, Inc. (BAMS), a subsidiary of the Corporation. On December 22, 1998, the Corporation and BAMS signed a definitive merger agreement on which the Corporation agreed to purchase the remaining BAMS outstanding shares of Class A Common Stock it did not own. On April 28, 1999, BAMS became a wholly-owned subsidiary of Bank of America, N.A. and each outstanding share of BAMS common stock other than the shares owned by the Corporation was converted into the right to receive a cash payment equal to $20.50 per share without interest, or $339.2 million.
     At September 30, 1999, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and Bank of America, N.A.
(USA). On March 31, 1999, NationsBank of Delaware, N.A. merged with and into Bank of America, N.A. (USA), a national association headquartered in Phoenix, Arizona (formerly known as Bank of America National Association), which operates the Corporation's credit card business. On April 1, 1999, the mortgage business of BankAmerica and NationsBanc Mortgage Corporation began doing business as Bank of America Mortgage. On April 8, 1999, the Corporation merged Bank of America Texas, N.A. into NationsBank, N.A. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America National Trust and Savings Association (Bank of America NT&SA), and the surviving entity of that merger changed its name to Bank of America, N.A. The Corporation expects to merge Bank of America, FSB, a federal savings bank headquartered in Portland, Oregon, into Bank of America, N.A. during the fourth quarter of 1999.

Note Three - Trading Account Assets and Liabilities

     The fair value of the components of trading account assets and liabilities on September 30, 1999 and December 31, 1998 and the average fair value for the nine months ended September 30, 1999 were:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Average for the
                                                                            September 30       December 31     Nine Months Ended
(Dollars in Millions)                                                           1999              1998        September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Securities owned:
U.S. Treasury securities                                                         $5,013           $7,854            $6,921
Securities of other U.S. Government agencies and corporations                     3,397              524             1,662
Certificates of deposit, bankers' acceptances and commercial paper                2,607            2,723             2,552
Corporate debt                                                                      346            1,666             1,417
Foreign sovereign debt                                                           13,334           11,774            11,079
Mortgage-backed securities                                                        6,926            7,489             7,398
Other securities                                                                  7,028            7,572             8,430
---------------------------------------------------------------------------------------------------------------------------------
Total trading account assets                                                    $38,651          $39,602           $39,459
=================================================================================================================================
Short sales:
   U.S. Treasury securities                                                      $7,366          $10,880            $4,709
   Corporate debt                                                                     -               82                 -
   Foreign sovereign debt                                                         6,200            3,166             4,578
Other securities                                                                  4,673               42             4,902
---------------------------------------------------------------------------------------------------------------------------------
Total trading account liabilities                                               $18,239          $14,170           $14,189
=================================================================================================================================

     See Note Six of the consolidated financial statements on page 12 for additional information on derivative-dealer positions, including credit risk.

Note Four - Loans and Leases

     Loans and leases at September 30, 1999 and December 31, 1998 were:

-------------------------------------------------------------------------------------------
                                          September 30, 1999        December 31, 1998
                                      -----------------------------------------------------
(Dollars in Millions)                       Amount     Percent         Amount     Percent
-------------------------------------------------------------------------------------------
Commercial - domestic                       $134,765     37.4 %       $137,422     38.5 %
Commercial - foreign                          28,176      7.8           31,495      8.8
Commercial real estate - domestic             25,317      7.0           26,912      7.5
Commercial real estate - foreign                 296       .1              301       .1
-------------------------------------------------------------------------------------------
     Total commercial                        188,554     52.3          196,130     54.9
-------------------------------------------------------------------------------------------
Residential mortgage                          80,518     22.4           73,608     20.6
Home equity lines                             16,551      4.6           15,653      4.4
Direct/Indirect consumer                      42,572     11.8           40,510     11.3
Consumer finance                              20,421      5.7           15,400      4.3
Bankcard                                       8,712      2.4           12,425      3.5
Foreign consumer                               2,908       .8            3,602      1.0
-------------------------------------------------------------------------------------------
     Total consumer                          171,682     47.7          161,198     45.1
-------------------------------------------------------------------------------------------
          Total loans and leases            $360,236    100.0 %       $357,328    100.0 %
-------------------------------------------------------------------------------------------

     The table below summarizes the changes in the allowance for credit losses for the three months and nine months ended September 30, 1999 and 1998:

                                                                 Three Months                   Nine Months
                                                               Ended September 30             Ended September 30
                                                           ----------------------------------------------------------
(Dollars in Millions)                                         1999             1998          1999            1998
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                  $ 7,096           $ 6,731      $ 7,122         $ 6,778
---------------------------------------------------------------------------------------------------------------------
Loans and leases charged off                                     (600)           (1,043)      (1,938)         (2,371)
Recoveries of loans and leases previously charged off             140               141          439             448
---------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                             (460)             (902)      (1,499)         (1,923)
---------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                       450             1,405        1,470           2,410
Other, net                                                        (10)              (19)         (17)            (50)
---------------------------------------------------------------------------------------------------------------------
     Balance, September 30                                    $ 7,076           $ 7,215      $ 7,076         $ 7,215
---------------------------------------------------------------------------------------------------------------------

     The following table presents the recorded investment in specific loans that were considered individually impaired at September 30, 1999 and December 31, 1998:


---------------------------------------------------------------------------------
                                                September 30       December 31
(Dollars in Millions)                               1999               1998
---------------------------------------------------------------------------------
Commercial - domestic                                   $997            $ 796
Commercial - foreign                                     472              314
Commercial real estate - domestic                        463              554
---------------------------------------------------------------------------------
     Total impaired loans                             $1,932           $1,664
---------------------------------------------------------------------------------

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
114). Impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.
     At September 30, 1999 and December 31, 1998, nonperforming loans, including certain loans which are considered to be impaired, totaled $2.8 billion and $2.5 billion, respectively. Foreclosed properties amounted to $228 million and $282 million at September 30, 1999 and December 31, 1998, respectively.

Note Five - Debt

     In the third quarter of 1999, the Corporation issued $610 million in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2004 to 2014. Of the $610 million issued, $133 million was converted from fixed rates ranging primarily from 7.0 percent to 7.75 percent to floating rates through interest rate swaps at spreads ranging from 12 to 17 basis points over three-month London InterBank Offered Rate (LIBOR) and six-month LIBOR flat. The remaining $477 million of debt issued bears interest at 32 basis points over three-month LIBOR.
     Bank of America, N.A. maintains a domestic program to offer up to $35 billion of bank notes from time to time with fixed or floating rates and maturities of 7 days or more from date of issue. At September 30, 1999, there were short-term and long-term bank notes outstanding under current and former programs of $10.7 billion and $9.5 billion, respectively.
     Since October 1996, the Corporation has formed thirteen wholly-owned grantor trusts to issue trust preferred securities to the public. The grantor trusts invested the proceeds of such trust preferred securities in junior subordinated notes of the Corporation. Certain of the trust preferred securities were issued at a discount. Such trust preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. The terms of the outstanding trust preferred securities at September 30, 1999 are summarized as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                    Aggregate                             Per
                                                    Principal          Aggregate         Annum
                                                    Amount of          Principal        Interest      Stated
                                                      Trust            Amount of         Rate of    Maturity of
(Dollars in Millions)         Issued               Securities          the Notes        the Notes    the Notes
-------------------------------------------------------------------------------------------------------------------------
NationsBank
Capital Trust I            December 1996                 $600           $619                7.84 %  December 2026
Capital Trust II           December 1996                  365            376                7.83    December 2026
Capital Trust III          February 1997                  500            516            3-mo. LIBOR January 2027
                                                                                         +55 bps
Capital Trust IV           April 1997                     500            516                8.25    April 2027


BankAmerica
Institutional Capital A    November 1996                  450            464                8.07    December 2026
Institutional Capital B    November 1996                  300            309                7.70    December 2026
Capital I                  December 1996                  300            309                7.75    December 2026 (1)
Capital II                 December 1996                  450            464                8.00    December 2026
Capital III                January 1997                   400            412         3-mo. LIBOR    January 2027
                                                                                         +57 bps
Capital IV                 February 1998                  350            361                7.00    March 2028


Barnett
Capital I                  November 1996                  300            309                8.06    December 2026
Capital II                 December 1996                  200            206                7.95    December 2026
Capital III                January 1997                   250            258         3-mo. LIBOR    February 2027
                                                                                       +62.5 bps
-------------------------------------------------------------------------------------------------------------------------
     Total                                             $4,965         $5,119
-------------------------------------------------------------------------------------------------------------------------
(1) At the option of the Corporation, the stated maturity may be shortened to a date not earlier than December 20, 2001 or extended to a date not later than
December 31, 2045, in each case if certain conditions are met.


     For additional information on trust preferred securities, see Note Nine of the Corporation's 1998 Annual Report on Form 10-K on pages 71-72.
     At September 30, 1999, the Corporation had a commercial paper back-up credit facility equal to $669 million, which expired in October 1999. The

Corporation elected not to renew this line of credit. At September 30, 1999, there was no amount outstanding under this credit facility. This line was supported by fees paid to unaffiliated banks. The Corporation had additional commercial paper back-up credit facilities totaling $2.0 billion which were terminated at the option of the Corporation on September 30, 1999.
     At September 30, 1999, the Corporation had the authority to issue approximately $19.5 billion of corporate debt and other securities under its existing shelf registration statements.
     Under a joint Euro medium-term note program, the Corporation and Bank of America, N.A. may offer an aggregate of $15.0 billion of senior long-term debt or, in the case of the Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. The Corporation uses foreign currency contracts to convert certain foreign-denominated debt into the economic equivalent of U.S. dollars. At September 30, 1999, $4.4 billion of the Corporation's notes were outstanding under this program. At September 30, 1999, $3.5 billion of notes were outstanding under the former BankAmerica Euro medium-term note program. Of the $15.0 billion authority, at September 30, 1999, the Corporation and Bank of America, N.A. had a remaining authority to issue approximately $10.6 billion in the aggregate of debt securities under the current program.
     In the third quarter of 1999, Bank of America, N.A. issued $751 million in senior long-term bank notes, with maturities from 2000 to 2003. Of the $751 million issued, $361 million bears interest at floating rates with spreads ranging from four to 14 basis points above three-month LIBOR. Of the remaining $390 million, $200 million bears interest at 34.5 basis points below and 34.5 basis points above the Fed Funds rate, $110 million bears interest at spreads ranging from 2.62 basis points to 2.75 basis points below the prime rate, and $10 million bears interest at 10 basis points above one-month LIBOR. The remaining $70 million was converted through interest rate swaps from fixed rates ranging from 5.65 percent to 6.05 percent to three-month LIBOR flat. During the third quarter of 1999, Bank of America, FSB received advances from the Federal Home Loan Bank totaling $510 million, with maturities ranging from 2004 to 2019. Of the $510 million in advances, $500 million bears interest at a floating rate of one basis point below three-month LIBOR. The remaining $10 million bears interest at fixed rates ranging from 5.61 percent to 6.51 percent.
     From October 1, 1999, through November 15, 1999, Bank of America, N.A. issued $451 million of long-term bank notes, with maturities ranging from 2001 to 2004 at rates ranging from 9.5 basis points to 18 basis points over three-month LIBOR.
     From October 1, 1999, through November 15, 1999, the Corporation issued $146 million of long-term debt, with maturities ranging from 2009 to 2039. Of the $146 million issued, $90 million was converted from fixed rates ranging from
7.25 percent to 7.75 percent to floating rates through interest rate swaps at spreads ranging from 11 to 13 basis points over three-month LIBOR. The remaining $56 million of debt issued bears interest at four basis points below three-month LIBOR.

Note Six - Commitments and Contingencies

Credit Extension Commitments
    The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following summarizes outstanding commitments to extend credit:

                                                          September 30        December 31
(Dollars in Millions)                                         1999               1998
-------------------------------------------------------------------------------------------
Credit card commitments                                     $  65,949           $  67,018
Other loan commitments                                        246,890             234,453
Standby letters of credit and financial guarantees             30,563              33,311
Commercial letters of credit                                    3,641               3,035
-------------------------------------------------------------------------------------------

Derivatives

Credit Risk Associated with Derivative-Dealer Activities
     The table below presents the notional or contract amounts at September 30, 1999 and December 31, 1998 and the credit risk amounts (the net replacement cost of contracts in a gain position) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market. This table should be read in conjunction with the Off-Balance Sheet section on pages 29 through 33 and Note Eleven of the Corporation's 1998 Annual Report on Form 10-K. The notional or contract amounts indicate the total volume of transactions, and management believes these amounts significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. The credit risk presented in the following table does not consider the value of any collateral, but generally takes into consideration the effects of legally enforceable master netting agreements.

Derivative-Dealer Positions
---------------------------------------------------------------------------------------------
(Dollars in Millions)                    September 30, 1999            December 31, 1998
---------------------------------------------------------------------------------------------
                                           Contract/      Credit      Contract/     Credit
                                            Notional       Risk       Notional       Risk
---------------------------------------------------------------------------------------------
Interest rate contracts:
     Swaps                                   $2,204,088     $ 6,822    $1,539,862    $ 5,470
     Futures and forwards                       607,272          68       808,284        290
     Written options                            623,150           -       494,608          -
     Purchased options                          605,330       1,075       615,492      2,125
Foreign exchange contracts:
     Swaps                                       43,438       1,023        37,357      1,403
     Spot, futures and forwards                 603,038       3,971       623,977      5,136
     Written options                             44,851          -         56,287          -
     Purchased options                           44,162         513        53,426        703
Commodity and other contracts:
     Swaps                                        9,803         739         5,685        370
     Futures and forwards                        20,174         387         5,292          -
     Written options                             28,913           -        22,382          -
     Purchased options                           34,018       2,466        22,134        989
---------------------------------------------------------------------------------------------
          Total before cross-product netting                 17,064                   16,486
          Cross-product netting                               1,043                    1,274
---------------------------------------------------------------------------------------------
               Net replacement cost                         $16,021                  $15,212
---------------------------------------------------------------------------------------------

       The table above includes both long and short derivative-dealer positions. The average fair value of derivative-dealer assets for the nine months ended September 30, 1999 and for the year ended December 31, 1998 was $15.2 billion and $14.3 billion, respectively. The average fair value of derivative-dealer liabilities for the nine months ended September 30, 1999 and for the year ended December 31, 1998 was $15.6 billion and $13.3 billion, respectively. The fair value of derivative-dealer assets at September 30, 1999 and December 31, 1998 was $18.1 billion and $16.4 billion, respectively. The fair value of derivative-dealer liabilities at September 30, 1999 and December 31, 1998 was $18.7 billion and $16.8 billion, respectively.
     The Corporation uses credit derivatives to diversify credit risk and lower its risk portfolio by transferring the exposure of an underlying credit to another counterparty. The Corporation also uses credit derivatives to generate revenue by taking on exposure to underlying credits. On the client side, the Corporation provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The majority of the Corporation's credit derivative positions consist of credit default swaps and total return swaps. At September 30, 1999 and December 31, 1998, the Corporation had a notional amount of $13.2 billion and $16.9 billion and a fair value of $44.0 million and $62.3 million, respectively, in credit derivatives.

Asset and Liability Management (ALM) Activities
     The table below outlines the status of the Corporation's ALM activity at September 30, 1999 and December 31, 1998. It presents the notional amount and fair value of open contracts and unamortized results of terminated contracts. This table should be read in conjunction with the Off-Balance Sheet section on pages 29 through 33 and Note Eleven of the Corporation's 1998 Annual Report on Form 10-K.


--------------------------------------------------------------------------------------------------------------------
                                                    September 30, 1999                   December 31, 1998
--------------------------------------------------------------------------------------------------------------------
                                               Notional            Fair              Notional          Fair
(Dollars in millions)                           Amount             Value             Amount            Value
--------------------------------------------------------------------------------------------------------------------
Open interest rate contracts:
   Receive fixed swaps                             $71,369           $(910)            $60,450          $ 1,958
   Pay fixed swaps                                  24,367            (125)             25,770           (1,006)
--------------------------------------------------------------------------------------------------------------------
     Net open receive fixed                         47,002          (1,035)             34,680              952
   Basis swaps                                       8,103              (7)              7,736              (10)
--------------------------------------------------------------------------------------------------------------------
       Total net swap position                      55,105          (1,042)             42,416              942
Open futures and forwards                                -               -               6,348                2
Open option products                                34,154             (40)             26,836              (46)
--------------------------------------------------------------------------------------------------------------------
       Total open interest rate contracts                          $(1,082) (1)                           $ 898  (1)
--------------------------------------------------------------------------------------------------------------------
Closed interest rate contracts (2):
   Terminated swap positions                                         $ 205                                $ 294
   Terminated futures and forwards                                     (18)                                  (1)
   Terminated option products                                           87                                   26
--------------------------------------------------------------------------------------------------------------------
       Total closed interest rate contracts                          $ 274                                $ 319
--------------------------------------------------------------------------------------------------------------------
         Net interest rate contract position                         $(808)                             $ 1,217
====================================================================================================================

(1) Represents the net unrealized gains (losses) on open interest rate contracts.
(2) Represents the unamortized net realized deferred gains (losses) associated with terminated interest rate contracts.



When-Issued Securities
     At September 30, 1999, the Corporation had commitments to purchase and sell when-issued securities of $11.5 billion and $15.7 billion, respectively. At December 31, 1998, the Corporation had commitments to purchase and sell when-issued securities of $1.3 billion and $2.4 billion, respectively.

Litigation
     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.
     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw & Co., L.P. until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were shareholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. Similar class actions (including one limited to California residents) are pending in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents has been certified. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.
     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Note Seven - Stock Repurchase Program

     On June 23, 1999, the Corporation's Board of Directors authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. Through September 30, 1999, the Corporation had repurchased 43 million shares of its common stock under an accelerated share repurchase program and in open market repurchases at an average per-share price of $67.53, which reduced shareholders' equity by $2.9 billion. The remaining buyback authority for common stock under the current program totaled $7.1 billion at September 30, 1999.


Note Eight - Earnings Per Common Share

     Earnings per common share is computed by dividing net income available to common shareholders by the weighted average common shares issued and outstanding.
     For diluted earnings per common share, net income available to common shareholders can be affected by the conversion of the registrant's convertible preferred stock. Where the effect of this conversion would have been dilutive, net income available to common shareholders is adjusted by the associated preferred dividends. This adjusted net income is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding and the dilution resulting from the conversion of the registrant's convertible preferred stock, if applicable. The effect of convertible preferred stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.

     The calculation of earnings per common share and diluted earnings per common share is presented below:




                                                                        Three Months Ended          Nine Months Ended
(Shares in Thousands, Dollars in Millions,                                 September 30                September 30
                                                                    -------------------------------------------------------
Except Per-Share Information)                                           1999          1998          1999          1998
---------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   Net income                                                             $2,151          $374        $5,980        $4,003
   Preferred stock dividends                                                  (2)           (2)           (5)          (24)
---------------------------------------------------------------------------------------------------------------------------
   Net income available to common shareholders                            $2,149          $372        $5,975        $3,979
---------------------------------------------------------------------------------------------------------------------------
   Average common shares issued and outstanding                        1,722,307     1,740,092     1,734,401     1,732,297
---------------------------------------------------------------------------------------------------------------------------
      Earnings per common share                                           $ 1.25         $ .21         $3.45         $2.30
---------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
   Net income available to common shareholders                            $2,149          $372        $5,975        $3,979
   Preferred stock dividends                                                   2             2             5            24
   Preferred stock dividends on nonconvertible stock                           -             -             -           (19)
---------------------------------------------------------------------------------------------------------------------------
   Effect of assumed conversions                                               2             2             5             5
---------------------------------------------------------------------------------------------------------------------------
   Net income available to common shareholders and assumed
     conversions                                                          $2,151          $374        $5,980        $3,984
---------------------------------------------------------------------------------------------------------------------------
   Average common shares issued and outstanding                        1,722,307     1,740,092     1,734,401     1,732,297
   Incremental shares from assumed conversions:
      Convertible preferred stock                                          3,058         3,079         3,058         3,079
      Stock options                                                       29,781        41,247        36,233        46,730
---------------------------------------------------------------------------------------------------------------------------
   Dilutive potential common shares                                       32,839        44,326        39,291        49,809
---------------------------------------------------------------------------------------------------------------------------
   Total dilutive average common shares issued and outstanding         1,755,146     1,784,418     1,773,692     1,782,106
---------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per common share                                   $ 1.23         $ .21        $ 3.37         $2.24
---------------------------------------------------------------------------------------------------------------------------


Note Nine - Business Segment Information

     Management reports the results of operations of the Corporation through four business segments: Consumer Banking, which provides comprehensive retail banking services to individuals and small businesses through multiple delivery channels; Commercial Banking, which provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million; Global Corporate and Investment Banking, which provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, capital markets and financial advisory services to domestic and international corporations, financial institutions and government entities; and Principal Investing and Asset Management, which includes direct equity investments in businesses and investments in general partnership funds, provides asset management, banking and trust services for high net worth clients both in the U.S. and internationally through its Private Bank, provides full service and discount brokerage, investment advisory and investment management, as well as advisory services for the Corporation's affiliated family of mutual funds.
     The following table includes revenue and net income for the nine months ended September 30, 1999 and 1998, and total assets at September 30, 1999 and 1998 for each business segment:

----------------------------------------------------------------------------------------------------------------------------
                                                           Nine Months Ended September 30                September 30
                                            ----------------------------------------------------    ------------------------
                                                    1999     1998             1999      1998            1999       1998
----------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                  Revenue                 Net Income                   Total Assets
----------------------------------------------------------------------------------------------------------------------------
Consumer Banking                                  $13,463     $13,936       $2,940       $2,970       $256,610     $262,968
Commercial Banking                                  2,315       2,273          640          791         65,550       65,858
Global Corporate and Investment Banking             6,172       5,074        1,615          131        221,357      223,311
Principal Investing and Asset Management            2,117       1,830          627          434         25,395       23,073
----------------------------------------------------------------------------------------------------------------------------
   Total                                          $24,067     $23,113       $5,822       $4,326       $568,912     $575,210
----------------------------------------------------------------------------------------------------------------------------

     There were no material intersegment revenues among the four business segments.

A reconciliation of the segments' net income to consolidated net income follows:

-----------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                   September 30
                                                                            -------------------------
(Dollars in Millions)                                                            1999          1998
-----------------------------------------------------------------------------------------------------
Segments' net income                                                            $5,822        $4,326
   Adjustments, net of taxes:
   Gains on sales of securities                                                    113           386
   Gains on sales of subsidiary companies                                            -            37
   Merger-related charges, net                                                    (145)         (884)
   Earnings associated with unassigned capital                                     201           140
   Other                                                                           (11)           (2)
-----------------------------------------------------------------------------------------------------
    Consolidated net income                                                      $5,980        $4,003
-----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     On September 30, 1998, NationsBank Corporation (NationsBank) completed its merger with the former BankAmerica Corporation (BankAmerica) and changed its name to "BankAmerica Corporation". On April 28, 1999, BankAmerica Corporation changed its name to Bank of America Corporation (the Corporation). In addition, on January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc. (Barnett). The BankAmerica and Barnett mergers were each accounted for as a pooling of interests and, accordingly, all financial information has been restated for all periods presented.
     This report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Corporation. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation's 1998 Annual Report on Form 10-K filed March 22, 1999. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.
     The possible events or factors include the following: the Corporation's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios; syndications or participations of loans;
retention  of  residential  mortgage  loans;  and the  management  of  borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. Factors that may cause actual noninterest expense to differ from estimates include the ability of third parties with whom the Corporation has business relationships to fully accommodate uncertainties relating to the Corporation's efforts to prepare its technology systems and non-information technology systems for the Year 2000, as well as uncertainties relating to the ability of third parties with whom the Corporation has business relationships to address the Year 2000 issue in a timely and adequate manner. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.
     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC), Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, savings and loan associations, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and outside the United States; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation and management's ability to manage these and other risks.


Earnings Review

     Table One presents a comparison of selected operating results for the three months and nine months ended September 30, 1999 and 1998. Significant changes in the Corporation's results of operations and financial position are discussed in the sections that follow.
     Net income for the three months ended September 30, 1999 increased $1.8 billion to $2.2 billion from $374 million in the same period of 1998, which included merger-related charges of $725 million ($519 million after-tax). The change was partially due to higher levels of trading account profits and fees, which increased $842 million to $313 million, and investment banking income, which increased $326 million to $702 million, for the three months ended September 30, 1999. The third quarter of 1998 was impacted by the establishment of an allowance for credit losses due to weaknesses in global economic conditions. Earnings per common share and diluted earnings per common share were $1.25 and $1.23, respectively, for the three months ended September 30, 1999, compared to $0.21 for both earnings per common share and diluted earnings per common share in the comparable period of 1998.
    Operating net income (net income excluding merger-related charges) for the three months ended September 30, 1999, increased to $2.2 billion from $893 million for the same period in 1998. Operating earnings per common share and diluted operating earnings per common share were $1.25 and $1.23, respectively, for the three months ended September 30, 1999, compared to $0.51 and $0.50 in the comparable prior year period. See Note Two of the consolidated financial statements on page 6 for additional information on merger-related activity.
    Including merger-related charges of $200 million ($145 million after-tax) for the nine months ended September 30, 1999, net income increased $2.0 billion to $6.0 billion from $4.0 billion for the nine months ended September 30, 1998, which included net merger-related charges of $1.2 billion ($884 million after-tax). The earnings per common share and diluted earnings per common share for the nine months ended September 30, 1999 were $3.45 and $3.37, respectively, compared to $2.30 and $2.24 in the comparable prior year period.
     Operating net income for the nine months ended September 30, 1999 increased to $6.1 billion from $4.9 billion for the same period in 1998. Operating earnings per common share and diluted operating earnings per common share were $3.53 and $3.45, respectively, for the nine months ended September 30, 1999 compared to $2.81 and $2.73 in the comparable prior year period.

Key performance highlights for the nine months ended September 30, 1999 were:

o Net interest income on a taxable-equivalent basis for the nine months ended September 30, 1999 increased to $13.9 billion as compared to $13.8 billion for the same period in 1998, reflecting strong loan and core deposit growth, partially offset by the impact of securitizations, asset sales and divestitures. The net interest yield decreased to 3.52 percent for the nine months ended September 30, 1999 compared to 3.74 percent for the nine months ended September 30, 1998, due primarily to higher levels of lower-yielding investment securities.

o The provision for credit losses totaled $1.5 billion for the nine months ended September 30, 1999 compared to $2.4 billion for the same period in 1998. Net charge-offs for the nine months ended September 30, 1999 were $1.5 billion in comparison to $1.9 billion for the same period in 1998. Net charge-offs as a percentage of average loans and leases decreased to 0.55 percent for the nine months ended September 30, 1999 compared to 0.75 percent for the nine months ended September 30, 1998. Declines in consumer finance and bankcard net charge-offs were offset by increases in commercial-domestic net charge-offs for the nine months ended September 30, 1999. Commercial - domestic net charge-offs for the nine months ended September 30, 1998 were impacted by a charge-off of a credit to DE Shaw Securities Group, Inc. (DE Shaw), a trading and investment firm. Nonperforming assets at September 30, 1999 were $3.0 billion compared to $2.6 billion at December 31, 1998, mainly the result of higher commercial and consumer finance nonperforming loans, offset by a decline in residential mortgage nonperforming loans.

o Noninterest income increased 9.8 percent to $10.5 billion for the nine months ended September 30, 1999 compared to $9.5 billion for the same period of 1998. This increase was primarily attributable to higher levels of income from trading account profits and fees, mortgage servicing income and credit card income. The increase was partially offset by lower levels of nondeposit-related service fees and other income.

o Other noninterest expense decreased 4.4 percent to $13.4 billion for the nine months ended September 30, 1999 compared to $14.1 billion for the nine months ended September 30, 1998. This decrease was primarily attributable to merger-related savings resulting in lower levels of professional fees, other general operating expense and general administrative expense.

o Cash basis ratios, which measure operating performance excluding goodwill and other intangible assets and the related amortization expense, improved with cash basis diluted earnings per common share increasing by 43 percent to $3.75 for the nine months ended September 30, 1999 compared to $2.62 for the same period a year ago. Excluding merger-related charges, cash basis diluted earnings per common share were $3.83 and $3.11 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, return on average tangible common shareholders' equity, excluding merger-related charges, increased to 28.48 percent compared to
     25.69 percent for the same period in 1998. Including merger-related charges, the return on average tangible common shareholders' equity was
     27.87 percent and 21.59 percent for the nine months ended September 30, 1999 and 1998, respectively.

o    The cash basis efficiency  ratio,  excluding  merger-related  charges,  was
     52.36 percent for the nine months ended September 30, 1999, an improvement of 493 basis points from the same period in 1998, primarily due to a $628 million decrease in other noninterest expense, excluding amortization of intangibles.

Table One
Selected Operating Results

                                                                                 Three Months                  Nine Months
                                                                              Ended September 30            Ended September 30
                                                                         ----------------------------------------------------------
(Dollars in Millions, Except Per-Share Information)                             1999          1998           1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Income Statement
Interest income                                                                  $ 9,294      $ 9,608       $ 27,701      $ 28,950
Interest expense                                                                   4,744        5,164         13,939        15,261
Net interest income                                                                4,550        4,444         13,762        13,689
Net interest income (taxable-equivalent basis)                                     4,603        4,484         13,911        13,811
Provision for credit losses                                                          450        1,405          1,470         2,410
Gains on sales of securities                                                          44          280            226           613
Noninterest income                                                                 3,728        2,405         10,473         9,534
Merger-related charges, net                                                            -          725            200         1,195
Other noninterest expense                                                          4,526        4,583         13,436        14,054
Income before income taxes                                                         3,346          416          9,355         6,177
Income tax expense                                                                 1,195           42          3,375         2,174
Net income                                                                         2,151          374          5,980         4,003
Net income available to common shareholders                                        2,149          372          5,975         3,979
Net income (excluding merger-related charges)                                      2,151          893          6,125         4,887
Average common shares issued and outstanding (in thousands)                    1,722,307    1,740,092      1,734,401     1,732,297
Balance Sheet (period-end)
Total loans and leases                                                          $360,236     $351,982       $360,236      $351,982
Total assets                                                                     620,652      594,673        620,652       594,673
Total deposits                                                                   337,011      345,756        337,011       345,756
Long-term debt                                                                    54,352       47,552         54,352        47,552
Common shareholders' equity                                                       45,811       47,245         45,811        47,245
Total shareholders' equity                                                        45,889       47,307         45,889        47,307
Performance ratios
Return on average assets                                                            1.40 %        .26 %         1.31 %         .93 %
Return on average assets (excluding merger-related charges)                         1.40          .61           1.34          1.13
Return on average common shareholders' equity                                      18.40         3.23          17.19         12.01
Return on average common shareholders' equity (excluding merger-related charges)   18.40         7.73          17.61         14.68
Efficiency ratio (excluding merger-related charges)                                54.34        66.55          55.10         60.20
Total equity to total assets (period-end)                                           7.39         7.96           7.39          7.96
Total average equity to total average assets                                        7.59         7.91           7.60          7.76
Dividend payout ratio                                                              36.02       162.10          39.20         45.29
Risk-based capital ratios (period-end)
Tier 1 capital                                                                      7.71         7.29           7.71          7.29
Total capital                                                                      11.39        11.25          11.39         11.25
Leverage ratio                                                                      6.59         6.64           6.59          6.64
Cash basis financial data (1)
Earnings per common share                                                        $  1.38       $  .34        $  3.83       $  2.69
Earnings per common share (excluding merger-related charges)                        1.38          .64           3.91          3.20
Diluted earnings per common share                                                   1.35          .34           3.75          2.62
Diluted earnings per common share (excluding merger-related charges)                1.35          .63           3.83          3.11
Return on average tangible assets                                                   1.58 %        .42 %         1.49 %        1.11 %
Return on average tangible assets (excluding merger-related charges)                1.58          .79           1.52          1.33
Return on average tangible common shareholders' equity                             29.48         7.76          27.87         21.59
Return on average tangible common shareholders' equity
    (excluding merger-related charges)                                             29.48        14.51          28.48         25.69
Efficiency ratio (excluding merger-related charges)                                51.67        63.28          52.36         57.29
Ending tangible equity to tangible assets                                           5.22         5.59           5.22          5.59
Per common share data
Earnings                                                                         $  1.25       $  .21        $  3.45       $  2.30
Earnings (excluding merger-related charges)                                         1.25          .51           3.53          2.81
Diluted earnings                                                                    1.23          .21           3.37          2.24
Diluted earnings (excluding merger-related charges)                                 1.23          .50           3.45          2.73
Cash dividends paid                                                                  .45          .38           1.35          1.14
Book value                                                                         26.79        27.12          26.79         27.12
Market price per share of common stock
 Closing                                                                           55.69        53.50          55.69         53.50
 High                                                                            76  3/8     88  7/16        76  3/8      88  7/16
 Low                                                                             53  1/4      47  7/8        53  1/4       47  7/8

(1) Cash basis calculations exclude goodwill and other intangible assets and the related amortization expense.

Business Segment Operations

     The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries.
Management reports the results of the Corporation's operations through four business segments: Consumer Banking, Commercial Banking, Global Corporate and Investment Banking, and Principal Investing and Asset Management.
     The business segments summarized in Table Two are primarily managed with a focus on various performance objectives including net income, return on average equity and operating efficiency. These performance objectives are also presented on a cash basis, which excludes the impact of goodwill and other intangible assets and the related amortization expense. The net interest income of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business segment based on an assessment of its inherent risk.
     See Note Nine of the consolidated financial statements on page 16 for additional business segment information and a reconciliation of the segments' net income to consolidated net income.

Consumer Banking
     The Consumer Banking segment provides comprehensive retail banking products and services to individuals and small businesses through multiple delivery channels including approximately 4,500 banking centers and 14,000 automated teller machines (ATMs). These banking centers and ATMs are located principally throughout the Corporation's franchise and serve approximately 30 million households in 21 states and the District of Columbia. This segment also provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and personal computer, student lending and certain insurance services. The consumer finance component provides mortgage, home equity and automobile loans to consumers, retail finance programs to dealers and lease financing to purchasers of new and used cars.
     Consumer Banking's earnings of $2.9 billion for the nine months ended September 30, 1999 were essentially flat when compared to the same period last year. Taxable-equivalent net interest income decreased two percent to $8.7 billion, primarily reflecting the impact of securitizations, loan sales and divestitures, partially offset by average managed loan growth and reduced funding costs from deposit expense management. As the Corporation continues to securitize loans, its role becomes that of a servicer and the servicing income, as well as the gains on securitizations, are reflected in noninterest income. Excluding the impact of securitizations, acquisitions and divestitures, average total loans and leases for the nine months ended September 30, 1999 increased 14 percent over average levels for the nine months ended September 30, 1998.
Average total deposits for the nine months ended September 30, 1999 of $229.4 billion were essentially unchanged compared to the nine months ended September 30, 1998. The net interest yield increased six basis points for the nine months ended September 30, 1999 to 4.96 percent.
     The provision for credit losses for the nine months ended September 30, 1999 of $990 million increased from $973 million for the nine months ended September 30, 1998.
     Noninterest income in Consumer Banking declined seven percent to $4.8 billion for the nine months ended September 30, 1999 due to lower other income primarily due to gains realized on the sale of a manufactured housing unit and the sale of real estate included in premises and equipment during the nine months  ended  September  30,  1998,  partially  offset  by  increased  mortgage servicing and production fees and credit card income. Mortgage servicing and production fees increased primarily due to higher revenue from portfolio growth and lower prepayments resulting from higher interest rates.
     Noninterest expense decreased five percent to $7.8 billion due to reductions primarily in personnel expense, other general operating expense and data processing expense. These decreases mainly reflect successful merger-related savings efforts. The cash basis efficiency ratio was 54.6 percent, an improvement of 170 basis points over the nine months ended September 30, 1998. The return on tangible equity increased to 31 percent from 30 percent.

Commercial Banking
     The Commercial Banking segment provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million. Services provided include commercial lending, treasury and cash management services, asset-backed lending and factoring. Also included in this segment are the Corporation's commercial finance operations which provide: equipment loans and leases, loans for debt restructuring, mergers and working capital, real estate and health care financing and inventory financing to manufacturers, distributors and dealers.
     Commercial Banking's earnings decreased 19 percent to $640 million for the nine months ended September 30, 1999 compared to $791 million for the nine months ended September 30, 1998. Taxable-equivalent net interest income decreased $35 million from the comparable period in 1998, primarily reflecting lower yields on earning assets partially offset by reduced funding costs from deposit expense and borrowed funds management. Commercial Banking's average managed loan and lease portfolio during the nine months ended September 30, 1999 increased slightly to $56.5 billion compared to $55.2 billion during the same period of 1998.
     The provision for credit losses for the nine months ended September 30, 1999 of $132 million increased from $45 million for the nine months ended September 30, 1998.
     Noninterest income increased 14 percent to $638 million over the nine months ended September 30, 1998 primarily due to increased revenue from investment banking activities.
     Noninterest expense for the period increased eight percent to $1.1 billion primarily due to an increase in other general operating expense. The cash basis efficiency ratio increased 400 basis points to 46.8 percent. The return on tangible equity decreased to 23 percent from 28 percent.

Global Corporate and Investment Banking
     The Global Corporate and Investment Banking segment provides a broad array of financial and investment banking products such as capital-raising products, trade finance, treasury management, investment banking, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, cash management, foreign exchange, leasing, leveraged finance, project finance, real estate finance, senior bank debt, structured finance and trade services. Through a separate subsidiary, Banc of America Securities LLC, formerly NationsBanc Montgomery Securities, Global Corporate and Investment Banking is a primary dealer of U.S. Government securities, underwrites and makes markets in equity securities, and underwrites and deals in high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed and asset-backed securities, federal agencies securities and municipal securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers, offers traditional brokerage service to high net worth individuals and provides prime-brokerage services. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services and private placements are also provided through Banc of America Securities LLC. Additionally, Global Corporate and Investment Banking is a market maker in derivative products which include swap agreements, option contracts, forward settlement contracts, financial futures, and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Corporate and Investment Banking takes positions in securities and derivatives to support client demands and for its own account.
     Global Corporate and Investment Banking's net income increased significantly to $1.6 billion for the nine months ended September 30, 1999 compared to $131 million for the nine months ended September 30, 1998. Taxable-equivalent net interest income for the nine months ended September 30, 1999 increased four percent to $2.9 billion primarily due to the impact of lower trading related and foreign activities in the third quarter of 1998 which more than offsets the impact of lower rates and spread compression on loans and deposits during 1999. The average managed loan and lease portfolio increased four percent to $111.8 billion for the nine months ended September 30, 1999 compared to $107.4 billion for the nine months ended September 30, 1998.

     The provision for credit losses decreased from $1.4 billion for the nine months ended September 30, 1998 to $250 million during the same period of 1999. The change is primarily attributable to certain nonrecurring charges in the third quarter of 1998 including the establishment of an allowance for credit losses related to weaknesses in global economic conditions.
     Noninterest income for the nine months ended September 30, 1999 increased 43 percent to $3.3 billion over the nine months ended September 30, 1998, reflecting an increase in trading account profits and fees partially offset by lower investment banking income and brokerage income. The decrease in investment banking fees and brokerage income is partially attributable to the sale of the investment banking operations of Robertson Stephens in the third quarter of 1998.
     Noninterest expense decreased three percent to $3.5 billion, due primarily to decreased personnel expense and other general operating expense. The cash basis efficiency ratio decreased to 54.3 percent for the nine months ended September 30, 1999 compared to 68.1 percent for the nine months ended September 30, 1998. The return on tangible equity increased to 21 percent from three percent.

Principal Investing and Asset Management
     The Principal Investing and Asset Management segment includes Asset Management which provides asset management, banking and trust services for high net worth clients both in the U.S. and internationally through its Private Bank. In addition, this segment provides full service and discount brokerage, investment advisory and investment management, as well as advisory services for the Corporation's affiliated family of mutual funds. The Principal Investing area includes direct equity investments in businesses and investments in general partnership funds.
     Principal Investing and Asset Management earned $627 million for the nine months ended September 30, 1999 compared to $434 million for the nine months ended September 30, 1998, an increase of 44 percent. Taxable-equivalent net interest income for the nine months ended September 30, 1999 increased 10 percent to $370 million compared to $337 million for the nine months ended September 30, 1998, reflecting increased loan volumes partially offset by increased funding costs. The average loan and lease portfolio for the nine months ended September 30, 1999 increased 28 percent to $18.7 billion compared to $14.5 billion in the same period during 1998.
     The provision for credit losses for the nine months ended September 30, 1999 of $98 million increased $84 million from the same period during 1998 primarily due to portfolio growth and a charge-off related to one significant relationship in the Private Bank.
     Noninterest income for the nine months ended September 30, 1999 increased 17 percent to $1.7 billion compared to the nine months ended September 30, 1998, primarily attributable to growth in principal investing income, brokerage income and asset management fees. Brokerage income and asset management fees had strong core growth during the nine months ended September 30, 1999 which was somewhat mitigated by the sale of the investment management operations of Robertson Stephens.
     Noninterest expense decreased 11 percent to $1.0 billion, due primarily to lower personnel expense, professional fees, other general operating expense and processing expense. The cash basis efficiency ratio decreased to 46.7 percent from 61.6 percent. The return on tangible equity increased to 31 percent for the nine months ended September 30, 1999 from 28 percent for the nine months ended September 30, 1998.

  Table Two
  Business Segment Summary
  For the Nine Months Ended September 30

                                         Consumer               Commercial         Global Corporate and     Principal Investing and
                                          Banking                 Banking            Investment Banking        Asset Management
-----------------------------------------------------------------------------------------------------------------------------------
  (Dollars in Millions)                1999        1998        1999       1998        1999         1998        1999       1998
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income
    (taxable-equivalent basis)          8,686     $ 8,824      $1,677     $1,712      $ 2,864     $ 2,764       $ 370      $ 337
  Noninterest income                    4,777       5,112         638        561        3,308       2,310       1,747      1,493
-----------------------------------------------------------------------------------------------------------------------------------
    Total revenue                      13,463      13,936       2,315      2,273        6,172       5,074       2,117      1,830
  Provision for credit losses             990         973         132         45          250       1,378          98         14
  Gains on sales of securities             43           9           -          4            6           1           -          -
  Noninterest expense                   7,826       8,277       1,126      1,042        3,468       3,561       1,015      1,142
-----------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes            4,690       4,695       1,057      1,190        2,460         136       1,004        674
  Income tax expense                    1,750       1,725         417        399          845           5         377        240
-----------------------------------------------------------------------------------------------------------------------------------
    Net income                        $ 2,940     $ 2,970       $ 640      $ 791      $ 1,615      $  131       $ 627      $ 434
===================================================================================================================================
  Cash basis earnings (1)             $ 3,419     $ 3,396       $ 683      $ 860      $ 1,734      $  235       $ 654      $ 450
  Net interest yield                     4.96 %      4.90 %      3.95 %     4.03 %       2.13 %      2.11 %      2.58 %     3.01 %
  Average equity to average assets       7.45        7.67        7.06       7.91         5.87        5.97       13.36      12.77
  Return on average equity                 20          20          20         21           17           1          27         25
  Return on tangible equity (1)            31          30          23         28           21           3          31         28
  Efficiency ratio                       58.1        59.4        48.6       45.8         56.2        70.2        47.9       62.4
  Cash basis efficiency ratio (1)        54.6        56.3        46.8       42.8         54.3        68.1        46.7       61.6

Average:
    Total loans and leases           $180,267    $168,404     $56,487    $56,480     $107,478    $105,027     $18,653    $14,537
    Total deposits                    229,379     228,470      22,379     20,838       64,521      62,805      11,691     11,625
    Total assets                      261,325     264,989      61,372     62,456      216,308     211,637      23,011     18,488

Period-end:
    Total loans and leases            182,906     166,393      56,612     57,347      101,547     112,234      19,593     16,482
    Total deposits                    227,928     225,228      22,496     21,725       63,677      65,673      10,514     11,852
    Total assets                      256,610     262,968      65,550     65,858      221,357     223,311      25,395     23,073

(1)  Cash basis calculations exclude goodwill and other intangible assets and the related amortization expense.


Results of Operations

Net Interest Income

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet levels for the most recent five quarters and for the nine months ended September 30, 1999 and 1998 is presented in Tables Three and Four, respectively.
     Net interest income on a taxable-equivalent basis increased approximately three percent to $4.6 billion in the third quarter of 1999 and amounted to $13.9 billion in the first nine months of 1999 compared to $4.5 billion and $13.8 billion for the same respective 1998 periods. These increases are primarily attributable to strong managed loan growth, particularly in consumer loan products, and higher core funding levels, partially offset by the impact of securitizations, asset sales and divestitures.
     Average earning assets increased nearly $32.7 billion and $33.6 billion from the three months ended and nine months ended September 30, 1998, respectively, to $528.6 billion and $527.5 billion in the same periods of 1999. These increases are primarily attributable to 10 percent managed loan growth and higher core domestic funding levels, offset by securitizations, asset sales and divestitures. Managed consumer loans increased 14 percent, led by franchise-wide growth in residential mortgages of 19 percent and strong growth in real-estate secured consumer finance loans of 32 percent. As the Corporation continues to securitize loans, its role becomes that of a servicer, and the servicing income, as well as the gains on securitizations, is reflected in noninterest income. Loan growth is dependent on economic conditions as well as various discretionary factors, such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentrations.
     The net interest yield decreased 14 basis points to 3.46 percent for the three months ended September 30, 1999 and decreased 22 basis points to 3.52 percent for the nine months ended September 30, 1999, compared to 3.60 percent and 3.74 percent in the comparable periods of 1998, primarily due to higher levels of lower-yielding investment securities.

Provision for Credit Losses

     The provision for credit losses totaled $450 million and $1.47 billion for the three months and nine months ended September 30, 1999, respectively, compared to $1.41 billion and $2.41 billion for the same periods in 1998. The 1998 provision was impacted by certain nonrecurring charges including a provision related to weaknesses in global economic conditions in the third quarter of 1998. Total net charge-offs were essentially covered by the provision for credit losses for the three months and nine months ended September 30, 1999. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Concentrations of Credit Risk" and "Allowance for Credit Losses" sections.

Gains on Sales of Securities

     Gains on sales of securities were $44 million and $226 million for the three months and nine months ended September 30, 1999, respectively, compared to $280 million and $613 million in the respective periods for 1998. Securities gains were lower in 1999 as a result of a continued decrease in the activity connected with the Corporation's overall risk management operations and less favorable market conditions for certain debt instruments.

Table Three
Quarterly Taxable-Equivalent Data

                                                                 Third Quarter 1999        Second Quarter 1999
                                                           --------------------------------------------------------
                                                                      Interest                   Interest
                                                            Average   Income/  Yield/   Average  Income/ Yield/
(Dollars in Millions)                                       Balance   Expense   Rate    Balance  Expense Rate
-------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments        $ 5,018     $ 69    5.50 %  $ 5,159    $ 65  5.03 %
Federal funds sold and securities purchased under
      agreements to resell                                    33,074      440    5.30     29,521     387  5.25
Trading account assets                                        37,453      483    5.14     39,837     528  5.31
Securities:
   Available for sale (1)                                     78,779    1,208    6.12     76,373   1,139  5.97
   Held for investment                                         1,482       26    7.02      1,482      28  7.61
-------------------------------------------------------------------------------------------------------------------
       Total securities                                       80,261    1,234    6.13     77,855   1,167  6.00
-------------------------------------------------------------------------------------------------------------------
Loans and leases (2):
    Commercial - domestic                                    136,149    2,488    7.25    138,257   2,473  7.17
    Commercial - foreign                                      28,348      494    6.93     30,209     456  6.05
    Commercial real estate  - domestic                        25,056      517    8.19     25,938     533  8.25
    Commercial real estate - foreign                             295        7    8.80        289       6  8.48
-------------------------------------------------------------------------------------------------------------------
       Total commercial                                      189,848    3,506    7.33    194,693   3,468  7.14
-------------------------------------------------------------------------------------------------------------------
    Residential mortgage                                      80,015    1,431    7.14     80,151   1,430  7.14
    Home equity lines                                         16,316      321    7.79     15,857     304  7.68
    Direct/Indirect consumer                                  42,740      875    8.13     42,240     859  8.15
    Consumer finance                                          19,923      433    8.62     17,794     424  9.56
    Bankcard                                                   8,923      256   11.38     10,365     306 11.83
    Foreign consumer                                           3,635       86    9.36      3,653      87  9.55
-------------------------------------------------------------------------------------------------------------------
       Total consumer                                        171,552    3,402    7.89    170,060   3,410  8.03
-------------------------------------------------------------------------------------------------------------------
            Total loans and leases                           361,400    6,908    7.59    364,753   6,878  7.56
-------------------------------------------------------------------------------------------------------------------
Other earning assets                                          11,358      213    7.40     12,924     232  7.23
-------------------------------------------------------------------------------------------------------------------
       Total earning assets (3)                              528,564    9,347    7.03    530,049   9,257  7.00
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                     25,905                      25,868
Other assets, less allowance for credit losses                56,979                      59,447
-------------------------------------------------------------------------------------------------------------------
       Total assets                                         $611,448                    $615,364
===================================================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                  $ 26,037       82    1.25   $ 21,799      67  1.24
   NOW and money market deposit accounts                      96,402      579    2.38    100,897     581  2.31
   Consumer CDs and IRAs                                      73,429      898    4.85     73,601     847  4.61
   Negotiated CDs, public funds and other time deposits        6,609       94    5.66      6,238      80  5.14
-------------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits              202,477    1,653    3.24    202,535   1,575  3.12
-------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                         13,668      160    4.65     16,947     196  4.62
   Governments and official institutions                       7,185       90    4.99      8,089      98  4.81
   Time, savings and other                                    25,500      295    4.57     26,354     299  4.56
-------------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                46,353      545    4.66     51,390     593  4.62
-------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                  248,830    2,198    3.50    253,925   2,168  3.42
-------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
      to repurchase and other short-term borrowings          114,934    1,437    4.96    116,339   1,396  4.82
Trading account liabilities                                   15,677      189    4.78     14,178     150  4.25
Long-term debt (5)                                            59,283      920    6.21     58,302     880  6.03
-------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities (6)                438,724    4,744    4.30    442,744   4,594  4.16
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                               88,168                      88,324
   Other liabilities                                          38,117                      37,405
   Shareholders' equity                                       46,439                      46,891
-------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity           $611,448                    $615,364
-------------------------------------------------------------------------------------------------------------------
Net interest spread                                                              2.73                     2.84
Impact of noninterest-bearing sources                                             .73                      .69
-------------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                     $4,603    3.46 %           $4,663  3.53 %
===================================================================================================================


(1) The average balance and yield on available for sale securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the respective average loan balances.  Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent adjustments of $53, $51 and $45 in the third, second and first quarters of 1999 and
    $41 and $40 in the fourth and third quarters of 1998, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying assets $103, $83 and $63 in the third, second and first quarters of 1999 and $70 and $46 in the fourth and third quarters of 1998, respectively.
(4) Primarily consists of time deposits in denominations of $100,000 or more.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying liabilities $6, $52 and $60 in the third, second and first quarters of 1999 and $27 and $9 in the fourth and third quarters of 1998, respectively.








                                                                 First Quarter 1999      Fourth Quarter 1998   Third Quarter 1998
                                                            ------------------------------------------------------------------------
                                                                    Interest                  Interest               Interest
                                                           Average  Income/  Yield/ Average   Income/ Yield/ Average Income/  Yield/
(Dollars in Millions)                                      Balance  Expense  Rate   Balance   Expense Rate   Balance Expense  Rate
------------------------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments        $ 6,408   $ 88  5.58 %  $ 6,702   $ 111  6.56 % $ 7,483   $ 138  7.31 %
Federal funds sold and securities purchased under
      agreements to resell                                    26,561    381  5.80     29,564     486  6.53    27,646     492  7.06
Trading account assets                                        41,129    547  5.36     39,391     613  6.19    35,487     587  6.59
Securities:
   Available for sale (1)                                     73,925  1,161  6.31     69,354   1,162  6.68    61,250   1,046  6.82
   Held for investment                                         1,905     33  6.84      2,948      44  6.09     4,286      76  6.99
------------------------------------------------------------------------------------------------------------------------------------
       Total securities                                       75,830  1,194  6.33     72,302   1,206  6.66    65,536   1,122  6.83
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases (2):
    Commercial - domestic                                    138,272  2,444  7.16    136,629   2,542  7.39   132,537   2,538  7.59
    Commercial - foreign                                      31,568    494  6.35     32,893     569  6.86    31,245     578  7.35
    Commercial real estate  - domestic                        26,827    559  8.45     28,427     601  8.38    28,027     610  8.64
    Commercial real estate - foreign                             286      6  8.79        319       8  9.39       338       8 10.51
------------------------------------------------------------------------------------------------------------------------------------
       Total commercial                                      196,953  3,503  7.21    198,268   3,720  7.45   192,147   3,734  7.71
------------------------------------------------------------------------------------------------------------------------------------
    Residential mortgage                                      75,789  1,356  7.18     73,033   1,336  7.30    70,619   1,155  6.53
    Home equity lines                                         15,537    298  7.79     15,781     326  8.17    16,024     485 12.03
    Direct/Indirect consumer                                  41,652    847  8.24     40,557     876  8.57    39,582     854  8.56
    Consumer finance                                          15,880    373  9.53     14,368     338  9.33    14,197     385 10.76
    Bankcard                                                  11,287    327 11.76     12,078     366 12.01    12,751     399 12.43
    Foreign consumer                                           3,648     89  9.90      3,551      94 10.47     3,465      93 10.57
------------------------------------------------------------------------------------------------------------------------------------
       Total consumer                                        163,793  3,290  8.11    159,368   3,336  8.32   156,638   3,371  8.56
------------------------------------------------------------------------------------------------------------------------------------
            Total loans and leases                           360,746  6,793  7.62    357,636   7,056  7.84   348,785   7,105  8.09
------------------------------------------------------------------------------------------------------------------------------------
Other earning assets                                          13,008    243  7.53     11,471     207  7.19    10,974     204  7.42
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets (3)                              523,682  9,246  7.13    517,066   9,679  7.44   495,911   9,648  7.73
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                     25,826                  25,834                  24,160
Other assets, less allowance for credit losses                60,116                  63,641                  58,282
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                                         $609,624                $606,541                $578,353
====================================================================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                   $21,637     71  1.33   $ 21,702      91  1.67   $22,775     107  1.87
   NOW and money market deposit accounts                      99,864    575  2.33     97,589     622  2.53    95,276     634  2.64
   Consumer CDs and IRAs                                      74,362    857  4.68     74,923     956  5.06    74,313     984  5.25
   Negotiated CDs, public funds and other time deposits        6,914     89  5.20      7,388      96  5.16     8,696     120  5.45
------------------------------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits              202,777  1,592  3.18    201,602   1,765  3.47   201,060   1,845  3.64
------------------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                         20,379    268  5.34     24,938     325  5.17    27,892     418  5.95
   Governments and official institutions                       9,172    113  5.02     10,278     143  5.54    11,084     156  5.59
   Time, savings and other                                    26,980    339  5.10     26,868     365  5.39    24,086     411  6.77
------------------------------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                56,531    720  5.17     62,084     833  5.32    63,062     985  6.20
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                  259,308  2,312  3.62    263,686   2,598  3.91   264,122   2,830  4.25
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
      to repurchase and other short-term borrowings          112,384  1,355  4.88    104,416   1,422  5.40    84,283   1,278  6.02
Trading account liabilities                                   12,679    129  4.13     14,194     165  4.62    15,454     194  4.97
Long-term debt (5)                                            52,642    805  6.12     51,779     844  6.52    51,365     862  6.71
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities (6)                437,013  4,601  4.26    434,075   5,029  4.60   415,224   5,164  4.94
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                               86,623                  88,080                  83,661
   Other liabilities                                          39,709                  39,335                  33,712
   Shareholders' equity                                       46,279                  45,051                  45,756
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity           $609,624                $606,541                $578,353
====================================================================================================================================
Net interest spread                                                          2.87                     2.84                    2.79
Impact of noninterest-bearing sources                                         .71                      .74                     .81
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                   $4,645  3.58 %           $4,650  3.58 %          $4,484  3.60 %
====================================================================================================================================

Table Four
Nine Month Taxable-Equivalent Data

                                                                                   Nine Months Ended September 30
                                                                   -------------------------------------------------------------
                                                                                1999                           1998
                                                                   -------------------------------------------------------------
                                                                              Interest                       Interest
                                                                    Average    Income/   Yield/   Average    Income/  Yield/
(Dollars in Millions)                                               Balance    Expense    Rate    Balance    Expense   Rate
--------------------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments                $ 5,523      $ 222    5.39 %  $ 7,968      $ 403    6.76 %
Federal funds sold and securities purchased
     under agreements to resell                                       29,742      1,208    5.43     26,521      1,342    6.76
Trading account assets                                                39,459      1,558    5.27     39,903      2,021    6.77
Securities:
  Available for sale (1)                                              76,377      3,508    6.13     60,285      3,124    6.92
  Held for investment                                                  1,621         87    7.13      4,506        238    7.04
--------------------------------------------------------------------------------------------------------------------------------
       Total securities                                               77,998      3,595    6.15     64,791      3,362    6.92
--------------------------------------------------------------------------------------------------------------------------------
Loans and leases (2):
   Commercial - domestic                                             137,551      7,405    7.20    128,003      7,446    7.77
   Commercial - foreign                                               30,030      1,444    6.43     30,382      1,677    7.38
   Commercial  real estate - domestic                                 25,934      1,609    8.30     28,415      1,902    8.95
   Commercial  real estate - foreign                                     290         19    8.69        333         25   10.27
--------------------------------------------------------------------------------------------------------------------------------
       Total commercial                                              193,805     10,477    7.23    187,133     11,050    7.89
--------------------------------------------------------------------------------------------------------------------------------
   Residential mortgage                                               78,667      4,217    7.15     70,103      3,544    6.74
   Home equity lines                                                  15,906        923    7.75     16,246      1,415   11.65
   Direct/Indirect consumer                                           42,216      2,581    8.17     40,087      2,630    8.77
   Consumer finance                                                   17,880      1,230    9.20     14,367      1,191   11.08
   Bankcard                                                           10,183        889   11.67     13,258      1,272   12.83
   Foreign consumer                                                    3,645        262    9.60      3,345        263   10.52
--------------------------------------------------------------------------------------------------------------------------------
       Total consumer                                                168,497     10,102    8.01    157,406     10,315    8.76
--------------------------------------------------------------------------------------------------------------------------------
            Total loans and leases                                   362,302     20,579    7.59    344,539     21,365    8.29
--------------------------------------------------------------------------------------------------------------------------------
Other earning assets                                                  12,426        688    7.38     10,178        579    7.61
--------------------------------------------------------------------------------------------------------------------------------
       Total earning assets (3)                                      527,450     27,850    7.05    493,900     29,072    7.86
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                             25,867                        24,595
Other assets, less allowance for credit losses                        58,835                        58,560
--------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                 $612,152                      $577,055
================================================================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                           $23,174        220    1.27    $23,025        330    1.92
   NOW and money market deposit accounts                              99,041      1,735    2.34     96,188      1,914    2.66
   Consumer CDs and IRAs                                              73,794      2,602    4.71     74,565      2,959    5.29
   Negotiated CDs, public funds and other
         time deposits                                                 6,586        263    5.33      7,677        318    5.53
--------------------------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                      202,595      4,820    3.18    201,455      5,521    3.66
--------------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                                 16,973        624    4.91     24,469      1,080    5.90
   Governments and official institutions                               8,141        301    4.94     10,597        447    5.64
   Time, savings and other                                            26,274        933    4.71     23,383      1,165    6.66
--------------------------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                        51,388      1,858    4.83     58,449      2,692    6.16
--------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                          253,983      6,678    3.52    259,904      8,213    4.22
--------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
    to repurchase and other short-term borrowings                    114,562      4,188    4.89     85,983      3,817    5.94
Trading account liabilities                                           14,189        468    4.41     18,577        730    5.25
Long-term debt (5)                                                    56,766      2,605    6.12     49,359      2,501    6.76
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities (6)                        439,500     13,939    4.24    413,823     15,261    4.93
--------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                       87,710                        83,465
   Other liabilities                                                  38,405                        35,012
   Shareholders' equity                                               46,537                        44,755
--------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                   $612,152                      $577,055
================================================================================================================================
Net interest spread                                                                        2.81                          2.95
Impact of noninterest-bearing sources                                                       .71                           .79
--------------------------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                              $13,911    3.52 %             $13,811    3.74 %
================================================================================================================================


(1) The average balance and yield on available for sale securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the respective average loan balances.  Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent adjustments of $149 and $122 in the nine months ended September 30, 1999 and 1998, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying assets $249 and $104 in the nine months ended September 30, 1999 and 1998, respectively.
(4) Primarily consists of time deposits in denominations of $100,000 or more.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which decreased interest expense on the underlying liabilities $118 and $18 in the nine months ended September 30, 1999 and 1998, respectively.

Noninterest Income
     As presented in Table Five, noninterest income increased 55 percent to $3.7 billion and 10 percent to $10.5 billion for the three months and nine months ended September 30, 1999, respectively, reflecting higher levels of trading account profits and fees, mortgage servicing income and credit card income. These increases were partially offset by lower levels of income from nondeposit-related service fees and other income.


  Table Five
  Noninterest Income

                                               Three Months                          Nine Months
                                             Ended September 30     Change        Ended September 30        Change
                                            -------------------------------------------------------------------------------
  (Dollars in Millions)                       1999     1998     Amount  Percent     1999      1998     Amount   Percent
---------------------------------------------------------------------------------------------------------------------------
  Service charges on deposit accounts         $ 942     $ 855     $ 87    10.2 %   $ 2,697   $ 2,515     $ 182      7.2 %
  Mortgage servicing income                     206       (93)     299     n/m         463       286       177     61.9
  Investment banking income                     702       376      326    86.7       1,645     1,653        (8)     (.5)
  Trading account profits and fees              313      (529)     842     n/m       1,208        75     1,133      n/m
  Brokerage income                              168       198      (30)  (15.2)        544       566       (22)    (3.9)
  Nondeposit-related service fees               136       163      (27)  (16.6)        395       502      (107)   (21.3)
  Asset management and fiduciary service fees   250       238       12     5.0         767       744        23      3.1
  Credit card income                            496       379      117    30.9       1,304     1,050       254     24.2
  Other income                                  515       818     (303)  (37.0)      1,450     2,143      (693)   (32.3)
---------------------------------------------------------------------------------------------------------------------------
       Total                                 $3,728    $2,405   $1,323    55.0 %   $10,473    $9,534     $ 939     9.8 %
===========================================================================================================================
n/m= not meaningful


o Mortgage servicing income increased $299 million to $206 million and $177 million to $463 million for the three months and nine months ended September 30, 1999, respectively, mainly due to higher servicing revenue from portfolio growth and lower prepayment speeds as a result of higher interest rates. The average portfolio of loans serviced increased 14 percent from $219 billion for the nine months ended September 30, 1998 to $250 billion for the nine months ended September 30, 1999. Mortgage loan originations through the Corporation's mortgage units decreased to $42.5 billion for the nine months ended September 30, 1999 compared to $49.8 billion for the same period in 1998, reflecting a slowdown in refinancings as a result of a general increase in levels of interest rates. Origination volume for the nine months ended September 30, 1999 was composed of approximately $19.3billion of retail loans and $23.2 billion of correspondent and wholesale loans.

     In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between loan commitment date and subsequent delivery date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was approximately $4 billion at September 30, 1999 with an associated net unrealized depreciation of $14 million. These contracts have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the
     Corporation uses various financial instruments including options and certain swap contracts. This hedging activity resulted in a net gain position of $40 million at September 30, 1999, which inclided terminated contracts with realized deferred gains of $312 million and existing contracts having a notional amount of $41 billion and associated unrealized depreciation of $272 million.

o Investment banking income increased 87 percent to $702 million for the three months ended September 30, 1999, mainly due to higher levels of activity in principal investing, securities underwriting and syndications, partially offset by lower fees in advisory services. Investment banking income remained virtually unchanged at $1.6 billion for the nine months ended September 30, 1999. Principal investing income increased $261 million to $339 million and $133 million to $629 million for the three months and nine months ended September 30, 1999, respectively, compared to the same prior year periods, primarily reflecting a gain on the sale of an investment in a sub-prime mortgage lender in the third quarter of 1999. Securities underwriting fees increased $38 million to $119 million and decreased $179 million to $339 million for the three months and nine months ended September 30, 1999, respectively, over the comparable 1998 periods. The decrease during the nine months ended September 30, 1999 was due to the sale of the investment banking operations of Robertson Stephens in the third quarter of 1998, partially offset by higher levels of equity underwriting during the three months ended September 30, 1999. Syndication fees increased 52 percent to $167 million and nine percent to $357 million for the three months and nine months ended September 30, 1999, respectively, reflecting our position as lead arranger on 195 deals during the third quarter of 1999. Advisory services fees decreased 32 percent to $52 million and 28 percent to $175 million for the three and nine months ended September 30, 1999, respectively, also as a result of the sale of the investment banking operations of Robertson Stephens in the third quarter of 1998. Other investment banking income increased $77 million for the nine months ended September 30, 1999, respectively, primarily due to a gain on the sale of other assets in the second quarter of 1999. Investment banking income by major business activity follows:

----------------------------------------------------------------------------------------
                                            Three Months Ended      Nine Months Ended
                                               September 30            September 30
                                          ----------------------------------------------
(Dollars in Millions)                      1999         1998        1999         1998
----------------------------------------------------------------------------------------
Investment Banking Income
   Principal investing                       $339         $ 78        $ 629       $ 496
   Securities underwriting                    119           81          339         518
   Syndications                               167          110          357         327
   Advisory services                           52           76          175         244
   Other                                       25           31          145          68
----------------------------------------------------------------------------------------
      Total                                  $702         $376       $1,645      $1,653
========================================================================================



o Trading account profits and fees increased $842 million to $313 million and $1.1 billion to $1.2 billion for the three months and nine months ended September 30, 1999, respectively, over the comparable 1998 periods. The increase was primarily attributable to stronger activity in equity and fixed income derivatives for the three months ended September 30, 1999. Prior year profits were impacted by a write-down of Russian securities, losses in corporate bonds, and widening of mortgage product spreads. The fair value of the components of the Corporation's trading account assets and liabilities on September 30, 1999 and December 31, 1998, as well as their average fair value for the nine months ended September 30, 1999 are disclosed in Note Three of the consolidated financial statements on page 8. Trading account profits and fees by major business activity follows:


----------------------------------------------------------------------------------------
                                            Three Months Ended      Nine Months Ended
                                               September 30            September 30
                                          ----------------------------------------------
(Dollars in Millions)                        1999         1998       1999         1998
----------------------------------------------------------------------------------------
Trading Account Profits and Fees
   Derivatives and securities trading        $154        $(588)       $ 703       $(390)
   Foreign exchange contracts                 138           51          443         436
   Other                                       21            8           62          29
----------------------------------------------------------------------------------------
      Total                                  $313        $(529)      $1,208        $ 75
========================================================================================

o Nondeposit-related service fees decreased 17 percent to $136 million and 21 percent to $395 million for the three months and nine months ended September 30, 1999, respectively. The decrease was primarily due to reduced general banking service and official check and draft fees for the three months and nine months ended September 30, 1999.

o Credit card income increased 31 percent to $496 million and 24 percent to $1.3 billion for the three months and nine months ended September 30, 1999, respectively. This increase was primarily due to higher securitization revenues, a result of higher levels of securitizations compared to the three months and nine months ended September 30, 1998, and higher interchange fees.

o Other income totaled $515 million and $1.5 billion for the three months and nine months ended September 30, 1999, respectively, a decrease of $303 million and $693 million from the same periods of 1998. Other income in 1998 included a $110 million gain on the sale of a partial ownership interest in a mortgage company in the first quarter of 1998, an $84 million gain on the sale of real estate included in premises and equipment in the second quarter of 1998, and a $479 million gain on the sale of BankAmerica Housing, partially offset by a write-down of an investment in South Korea during the third quarter of 1998. Other income for the three months ended September 30, 1999 included an $89 million gain on the sale of certain businesses and securitization gains of $25 million. Securitization gains for the nine months ended September 30, 1999 were $80 million.


Other Noninterest Expense

     As presented in Table Six, the Corporation's other noninterest expense decreased one percent and four percent to $4.5 billion and $13.4 billion for the three months and nine months ended September 30, 1999, respectively, over the same periods of 1998. This decrease was attributable to merger-related savings resulting in lower levels of occupancy, professional fees, other general operating expense and general administrative and other expenses.

Table Six
Other Noninterest Expense


                                   Three Months                              Nine Months
                                Ended September 30     Change            Ended September 30           Change
                               --------------------------------------------------------------------------------------
(Dollars in Millions)            1999     1998     Amount   Percent        1999      1998      Amount      Percent
---------------------------------------------------------------------------------------------------------------------
Personnel                       $2,336    $2,246     $ 90      4.0 %       $6,930    $7,111       $(181)    (2.5) %
Occupancy                          417       427      (10)    (2.3)         1,208     1,230         (22)    (1.8)
Equipment                          313       346      (33)    (9.5)         1,010     1,020         (10)    (1.0)
Marketing                          145       143        2      1.4            439       446          (7)    (1.6)
Professional fees                  160       206      (46)   (22.3)           452       610        (158)   (25.9)
Amortization of intangibles        222       224       (2)     (.9)           669       679         (10)    (1.5)
Data processing                    164       195      (31)   (15.9)           568       560           8      1.4
Telecommunications                 131       142      (11)    (7.7)           407       411          (4)    (1.0)
Other general operating            498       510      (12)    (2.4)         1,364     1,551        (187)   (12.1)
General administrative and other   140       144       (4)    (2.8)           389       436         (47)   (10.8)
---------------------------------------------------------------------------------------------------------------------
     Total                      $4,526    $4,583     $(57)    (1.2) %     $13,436   $14,054       $(618)    (4.4) %
=====================================================================================================================

     A discussion of the significant components of other noninterest expense for the three months and nine months ended September 30, 1999 compared to the same periods in 1998 follows:

o Personnel expense increased $90 million for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to higher incentive compensation and higher employee benefits as a result of personnel increases at Banc of America Securities LLC. Personnel expense decreased $181 million for the nine months ended September 30, 1999 compared to the same period in 1998 due mainly to merger-related savings in salaries and wages. At September 30, 1999, the Corporation had approximately 159,000 full-time equivalent employees compared to approximately 171,000 full-time equivalent employees at December 31, 1998.
o Professional fees decreased 22 percent to $160 million for the three months ended September 30, 1999 and 26 percent to $452 million for the nine months ended September 30, 1999 compared to the same periods in 1998, primarily due to decreases in outside legal and professional services.

o Other general operating expense decreased $12 million and $187 million for the three months and nine months ended September 30, 1999, respectively, mainly as a result of decreases in loan collection expense and other operating expense.
o General administrative and other expense declined $4 million and $47 million for the three months and nine months ended September 30, 1999, respectively, due mainly to decreased travel expenses and franchise and personal property taxes.

Year 2000 Project
       The following is a Year 2000 Readiness Disclosure.

General
     Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips, may be unable to distinguish between 1900 and 2000. If not remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. Since 2000 is a leap year, there could also be business disruptions as a result of the inability of many computer systems to recognize February 29, 2000.
     In October  1995,  the  Corporation  began  establishing  project  teams to address Year 2000 issues. Personnel from these project teams and the Corporation's business segments have identified, analyzed, corrected and tested computer systems throughout the Corporation ("Systems"). Personnel have also taken inventory of equipment that uses embedded computer chips (i.e., "non-information technology systems" or "Infrastructure") and remediated or replaced this Infrastructure, as necessary. Examples of Infrastructure include ATMs, building security systems, fire alarm systems, identification and access cards, date stamps and elevators. The Corporation tracks certain Systems and Infrastructure collectively ("Projects"). For purposes of this section, the information provided for Systems and Projects is generally provided on a combined basis.

State of Readiness
     The Corporation's Year 2000 efforts are generally divided into phases for analysis, remediation, testing and compliance. In the analysis phase, the Corporation identified Systems/Projects and Infrastructure that had Year 2000 issues and determined the steps necessary to remediate these issues. In the remediation phase, the Corporation replaced, modified or retired Systems/Projects or Infrastructure, as necessary. During the testing phase, the Corporation performed testing to determine whether the remediated Systems/Projects and Infrastructure accurately processed and identified dates. In the compliance phase, the Corporation internally certified the Systems/Projects and Infrastructure that are Year 2000 ready and implemented processes to enable these Systems/Projects and Infrastructure to continue to identify and process dates accurately through the Year 2000 and thereafter.
     As of September 30, 1999, the Corporation had identified approximately 4,700 Systems/Projects. In addition, the Corporation had identified over 16,600 Infrastructure items that may have Year 2000 implications. For Systems/Projects and Infrastructure, as of September 30, 1999, the analysis, remediation, testing and compliance phases were all substantially complete.
     The Corporation tracks Systems/Projects and Infrastructure for Year 2000-required changes based on a risk evaluation. Of the identified Systems/Projects and Infrastructure, approximately 1,900 Systems and approximately 830 Infrastructure items were designated "mission critical" (i.e., if not made Year 2000 ready, these Systems or Infrastructure items would substantially impact the normal conduct of business). For mission critical Systems and Infrastructure, as of September 30, 1999, the analysis, remediation, testing and compliance phases were all substantially complete. The Corporation is also performing additional "time machine testing" (i.e., emulating Year 2000 conditions in dedicated environments) on selected mission critical Systems. In addition, the Corporation is recertifying the approximately 1,900 mission critical Systems.
     Ultimately, the potential impact of Year 2000 issues will depend not only on corrective measures the Corporation undertakes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other entities which provide data to, or receive data from, the Corporation, or whose financial condition or operational capability is important to the Corporation as borrowers, vendors, customers, investment opportunities (either for the Corporation's accounts or for the accounts of others) or lenders. In addition, the Corporation's business may be affected by the corrective measures taken by the landlords and managers of buildings leased by the Corporation. Accordingly, the Corporation has communicated with these parties to evaluate any potential impact on the Corporation.
     In particular, the Corporation has contacted its service providers and software vendors (collectively, "Vendors") and has requested information on their Year 2000 project readiness with respect to the services and products provided by these Vendors. As of September 30, 1999, the Corporation has determined the Year 2000 status of the services and products provided by its Vendors and has initiated contingency plans for those Vendors who have not demonstrated or documented their Year 2000 readiness.
     The Corporation is also tracking the Year 2000 compliance efforts of certain domestic and international agencies involved with payment systems for cash and securities clearings. As of September 30, 1999, the Corporation has identified 201 such agencies, all of which have responded to the Corporation's inquiries that they are Year 2000 ready.
     In addition, the Corporation has completed Year 2000 risk assessments for substantially all of its commercial credit exposure. For any customers deemed "high risk", on a quarterly basis, the Corporation's credit review committees review the results of customer assessments prepared by the customers' relationship managers. Weakness in a borrower's Year 2000 strategy is part of the overall risk assessment process. Risk ratings and exposure strategy are adjusted as required after consideration of all risk issues. Any impact on the allowance for credit losses is determined through the normal risk rating process.
     The Corporation has also assessed potential Year 2000 risks associated with its investment advisory and fiduciary activities. Each investment subsidiary has a defined investment process and has integrated the consideration of Year 2000 issues into that process. When making investment decisions or recommendations, the Corporation's investment research areas consider the Year 2000 issue as a factor in their analysis and may take certain steps to investigate Year 2000 readiness, such as reviewing ratings, research reports and other publicly available information. In the fiduciary area, the Corporation has assessed Year 2000 risks for business, real estate, oil and gas, and mineral interests that are held in trust.
     The Corporation has identified its significant depositors and assessed the Year 2000 readiness of these customers. The Corporation is monitoring these customers' balances for purposes of determining any potential liquidity risks to the Corporation.

Costs
     The Corporation currently estimates the total cost of the Year 2000 project to be approximately $550 million. Of this amount, the Corporation has incurred cumulative Year 2000 costs of approximately $505 million through September 30, 1999. A significant portion of the costs through September 30, 1999 was not incremental to the Corporation but instead constituted a reallocation of existing internal systems technology resources and, accordingly, was funded from normal operations. Remaining costs are expected to be similarly funded.

Contingency Plans
     The Corporation has existing business continuity plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. Using these existing plans, the Corporation has developed supplements to address potential Year 2000 issues that could impact its business processes.
     The Corporation has completed approximately 1,100 supplemental plans. Of these plans, 785 deemed "high risk" or "medium risk" have been tested. In addition to these plans, the Corporation has designed and implemented an event management communications center as a single point of coordination and information about all Year 2000 events, whether internal or external, that may impact normal business processes. In addition to this center, the Corporation has developed regional and functional event management teams. The Corporation has conducted regional and international exercises simulating multiple, simultaneous and diverse events to practice communication and coordination skills and processes. A final global, corporate-wide exercise is scheduled for mid-November.

     The Corporation is conducting a review and revalidation of all "high risk" business continuity plans to ensure readiness for possible implementation in 2000.
     The Corporation has established procedures to effectively monitor and manage its liquidity and cash positions through year-end and has taken steps to lock in liquidity over year-end and minimize funding requirements. The Corporation has considered various liquidity scenarios and has identified strategies to effectivly accommodate a wide range of liquidity positions that could develop. The Corporation also daily monitors its cash inventory and makes adjustments to meet customer demands, whether in ATMs, banking centers or cash vaults.


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

     Forward-looking statements contained in the foregoing "Year 2000 Project" section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 and 19.

Income Taxes

     The Corporation's income tax expense for the three months and nine months ended September 30, 1999 was $1.2 billion and $3.4 billion, respectively, for an effective tax rate of 36 percent for both periods. Excluding merger-related charges, the effective tax rate for both the three months and nine months ended September 30, 1999 was 36 percent. Income tax expense for the three months and nine months ended September 30, 1998 was $42 million and $2.2 billion, respectively, for effective tax rates of 10 percent and 35 percent, or 22 percent and 34 percent excluding merger-related charges, respectively.

Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet, which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The average balances discussed below can be derived from Table Four. The following discussion addresses changes in average balances for the nine months ended September 30, 1999 compared to the same period in 1998.
     Average levels of customer-based funds increased $5.4 billion to $290.3 billion for the nine months ended September 30, 1999 compared to average levels for the nine months ended September 30, 1998. As a percentage of total sources, average levels of customer-based funds decreased to 47 percent for the nine months ended September 30, 1999 from 49 percent for the nine months ended September 30, 1998.
     Average levels of market-based funds increased $17.1 billion for the nine months ended September 30, 1999 to $180.1 billion compared to $163.0 billion for the nine months ended September 30, 1998. In addition, 1999 average levels of long-term debt increased by $7.4 billion over average levels during the same nine month period in 1998, mainly the result of borrowings to fund earning asset growth and business development opportunities and to build liquidity.
     The average securities portfolio for the nine months ended September 30, 1999 increased $13.2 billion over 1998 levels, representing 13 percent of total uses of funds for the nine months ended September 30, 1999 compared to 11 percent for the nine months ended September 30, 1998. See the following "Securities" section for additional information on the securities portfolio.
     Average loans and leases, the Corporation's primary use of funds, increased $17.8 billion to $362.3 billion during the nine months ended September 30, 1999. Average managed loans and leases during the same period increased $33.9 billion, or 9.6 percent, to $387.3 billion. This increase in average managed loans and leases reflects strong loan growth in consumer products throughout the franchise due to continued strength in consumer product introductions in certain regions.
     Average other assets and cash and cash equivalents increased $1.5 billion to $84.7 billion for the nine months ended September 30, 1999, due largely to increases in the average balances of cash and cash equivalents, derivative-dealer assets and secured accounts receivable, partially offset by a decrease in customers' acceptance liability.
    At September 30, 1999, cash and cash equivalents were $25.4 billion, a decrease of $2.9 billion from December 31, 1998. During the nine months ended September 30, 1999, net cash provided by operating activities was $6.6 billion, net cash used in investing activities was $16.2 billion and net cash provided by financing activities was $6.7 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 4 of the consolidated financial statements.
     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation monitors its assets and liabilities and modifies these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements. The following discussion provides an overview of significant on- and off-balance sheet components.

Securities

     The securities portfolio on September 30, 1999 consisted of held for investment securities totaling $1.5 billion and available for sale securities totaling $78.4 billion compared to $2.0 billion and $78.6 billion, respectively, on December 31, 1998.
     At September 30, 1999 and December 31, 1998, the market value of the Corporation's held for investment securities reflected net unrealized depreciation of $189 million and $144 million, respectively.
     The valuation allowance for available for sale securities and marketable equity securities decreased shareholders' equity by $1.7 billion at September 30, 1999, primarily reflecting pre-tax depreciation of $2.9 billion on debt securities and pre-tax appreciation of $91 million on marketable equity securities. The valuation allowance increased shareholders' equity by $303 million at December 31, 1998. The change in the valuation allowance was primarily attributable to an upward shift in certain segments of the U.S. Treasury yield curve during the first nine months of 1999.
     The estimated average duration of held for investment securities and available for sale securities portfolios were 6.94 years and 4.19 years, respectively, at September 30, 1999 compared to 5.59 years and 4.14 years, respectively, at December 31, 1998.

Concentrations of Credit Risk
     The following section discusses credit risk in the loan portfolio. In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Table Seven presents the distribution of loans and leases by category and net charge-offs by loan category are presented in Table Eight. Table Nine reflects the Corporation's real estate commercial loans, foreclosed properties and other real estate credit exposures. Significant industry loans and leases are outlined in Table Ten. The Corporation's selected regional foreign exposureis presented in Table Eleven.


    Table Seven
    Loans and Leases
                                               September 30, 1999        December 31, 1998
----------------------------------------------------------------------------------------------
    (Dollars in Millions)                       Amount     Percent        Amount     Percent
----------------------------------------------------------------------------------------------
    Commercial - domestic                      $134,765     37.4 %       $137,422     38.5 %
    Commercial - foreign                         28,176      7.8           31,495      8.8
    Commercial real estate - domestic            25,317      7.0           26,912      7.5
    Commercial real estate - foreign                296       .1              301       .1
---------------------------------------------------------------------------------------------
         Total commercial                       188,554     52.3          196,130     54.9
---------------------------------------------------------------------------------------------
    Residential mortgage                         80,518     22.4           73,608     20.6
    Home equity lines                            16,551      4.6           15,653      4.4
    Direct/Indirect consumer                     42,572     11.8           40,510     11.3
    Consumer finance                             20,421      5.7           15,400      4.3
    Bankcard                                      8,712      2.4           12,425      3.5
    Foreign consumer                              2,908       .8            3,602      1.0
---------------------------------------------------------------------------------------------
         Total consumer                         171,682     47.7          161,198     45.1
---------------------------------------------------------------------------------------------
              Total loans and leases           $360,236    100.0 %       $357,328    100.0 %
=============================================================================================


Table Eight
Net Charge-offs in Dollars and as a Percentage of Average Loans and Leases Outstanding

                                                         Three Months                                 Nine Months
                                                       Ended September 30                           Ended September 30
                                     ------------------------------------------------------------------------------------
                                                   1999                1998                  1999               1998
----------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                         $192      .56 %     $427     1.27 %       $ 520     .51 %     $ 504     .53 %
Commercial - foreign                             9      .13        106     1.35           122     .54         177     .78
Commercial real estate - domestic                1      .03         (1)     n/m            (7)    n/m           -       -
Commercial real estate - foreign                 -        -          -        -             1     .37           -       -
----------------------------------------------------------------------------------------------------------------------------
     Total commercial                          202      .42        532     1.10           636     .44         681     .49
----------------------------------------------------------------------------------------------------------------------------
Residential mortgage                            10      .05          8      .04            22     .04          21     .04
Home equity lines                                1      .01          3      .09             8     .06          14     .12
Direct/Indirect consumer                        82      .77         87      .89           260     .83         292     .98
Consumer finance                                67     1.35         98     2.74           157    1.18         307    2.86
Bankcard                                        93     4.11        170     5.29           401    5.26         600    6.05
Other consumer domestic                         (1)     n/m          1        -            (1)    n/m           1     n/m
Foreign consumer                                 6      .67          3      .25            16     .58           7     .27
----------------------------------------------------------------------------------------------------------------------------
     Total consumer                             258     .60        370      .94           863     .68       1,242    1.06
----------------------------------------------------------------------------------------------------------------------------
          Total net charge-offs                $460     .51 %     $902     1.03 %      $1,499     .55 %    $1,923     .75 %
============================================================================================================================

Selected managed net charge-offs and ratios:
     Managed bankcard                          $233     4.83 %     $312     5.99 %        $821    5.66 %      $983    6.42 %

  n/m = not meaningful

Net charge-offs for each loan type are calculated as a percentage of average outstanding or managed loans for each loan category.
Total net charge-offs are calculated based on total average outstanding loans and leases.



     Commercial - Commercial - domestic loans outstanding totaled $134.8 billion and $137.4 billion at September 30, 1999 and December 31, 1998, respectively, or 37 percent and 39 percent of loans and leases, respectively. The Corporation had commercial domestic loan net charge-offs for the nine months ended September 30, 1999 of $520 million, or 0.51 percent of average commercial domestic loans, compared to $504 million, or 0.53 percent of average commercial - domestic loans for the nine months ended September 30, 1998. Nonperforming commercial - domestic loans were $1.0 billion, or 0.76 percent of commercial - domestic loans, at September 30, 1999, compared to $812 million, or 0.59 percent, at December 31, 1998. The increase was attributable to a few large credits and several smaller credits without concentration in any single industry or geographic region. Commercial - domestic loans past due 90 days or more and still accruing interest were $121 million, or 0.09 percent of commercial - domestic loans, at September 30, 1999 compared to $135 million, or 0.10 percent, at December 31, 1998.
     Commercial - foreign loans outstanding totaled $28.2 billion and $31.5 billion at September 30, 1999 and December 31, 1998, respectively, or eight percent and nine percent of loans and leases, respectively. The decrease reflects the Corporation's continued reduction of its emerging market exposure in Asia, Latin America and Central and Eastern Europe. The Corporation had commercial foreign loan net charge-offs for the nine months ended September 30, 1999 of $122 million, or 0.54 percent of average commercial foreign loans, compared to $177 million, or 0.78 percent of average commercial - foreign loans for the nine months ended September 30, 1998. Nonperforming commercial - foreign loans were $477 million, or 1.7 percent of commercial - foreign loans, at September 30, 1999, compared to $314 million, or one percent, at December 31, 1998. The increase was primarily due to one large credit which was classified as nonperforming in the second quarter of 1999. Commercial - foreign loans past due 90 days or more and still accruing interest were $21 million, or 0.08 percent of commercial - foreign loans, at September 30, 1999 compared to $23 million, or
0.07 percent, at December 31, 1998. For additional information see International Developments on page 40.

     Commercial Real Estate - Total commercial real estate - domestic loans totaled $25.3 billion and $26.9 billion at September 30, 1999 and December 31, 1998, respectively, or seven percent and eight percent of loans and leases, respectively.

     Table Nine displays commercial real estate loans by geographic region and property type, including the portion of such loans which are nonperforming, and other real estate credit exposures. The exposures presented represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate.
     At September 30, 1999, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $14 million, or 0.05 percent of commercial real estate - domestic loans, compared to $12 million, or 0.04 percent, at December 31, 1998.
     The exposures included in Table Nine do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the tables, at September 30, 1999, the Corporation had approximately $18.2 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.

Table Nine
Real Estate Commercial Loans, Foreclosed Properties and Other Real Estate Credit Exposures
September 30, 1999

                                             Loans                                     Other
                               ----------------------------------  Foreclosed         Credit
(Dollars in Millions)           Outstanding       Nonperforming    Properties (1)   Exposures (2)
--------------------------------------------------------------------------------------------------
By Geographic Region (3)
California                           $ 5,397             $ 9            $ 35            $ 834
Southwest                              3,529              18               1              350
Northwest                              2,746               4               1              163
Florida                                2,602              33               4              267
Geographically diversified             2,250               -               -              216
Midwest                                2,226              28              20              353
Midatlantic                            1,725              15               5              305
Carolinas                              1,172              37               8               98
Midsouth                               1,095              12               1              164
Northeast                                963               -               -              151
Other states                           1,612              18              34              187
Non-US                                   296               3               5               10
--------------------------------------------------------------------------------------------------
     Total                           $25,613            $177            $114           $3,098
==================================================================================================
By Property Type
Office buildings                      $5,109             $18             $ 7            $ 167
Apartments                             4,657              10               1              738
Shopping centers/retail                3,108              33              27              415
Residential                            2,761              18               3              382
Industrial/warehouse                   2,042              54               2               80
Hotels/motels                          1,473               1               -               84
Land and land development              1,095              13              37              206
Miscellaneous commercial                 797               8               7               20
Multiple use                             760               3               -                1
Unsecured                                585               1               1               83
Other                                  2,930              15              24              912
Non-US                                   296               3               5               10
--------------------------------------------------------------------------------------------------
     Total                           $25,613            $177            $114           $3,098
==================================================================================================
(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures primarily include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.

     Consumer - At September  30, 1999 and December  31,  1998,  total  domestic consumer loans outstanding totaled $168.8 billion and $157.6 billion, respectively, or 47 percent and 44 percent of loans and leases, respectively.
     Average residential mortgage loans were $80.0 billion and $78.7 billion, respectively, for the three months and nine months ended September 30, 1999 compared to $70.6 billion and $70.1 billion for the same prior year periods, reflecting originations in excess of prepayments and sales.
     Average managed bankcard receivables were $19.2 billion and $19.4 billion, respectively, for the three months and nine months ended September 30, 1999 compared to $20.7 billion and $20.5 billion for the same prior year periods.
      Average other consumer loans for the three months and nine months ended September 30, 1999 were $79.0 billion and $76.0 billion, respectively, compared to $69.8 billion and $70.7 billion for the same prior year periods. The increase was net of the impact of $2.9 billion of securitizations for the nine months ended September 30, 1999 and approximately $4.5 billion of securitizations that occurred throughout 1998. Average managed other consumer loans, which include direct and indirect consumer loans and home equity lines of credit, as well as indirect auto loan and consumer finance securitizations, totaled $89.8 billion and $86.5 billion in the three months and nine months ended September 30, 1999, respectively, and $76.5 billion and $75.2 billion in the same periods of 1998.
     Total domestic consumer net charge-offs during the nine months ended September 30, 1999 decreased $388 million compared to the same period in 1998 due mainly to lower bankcard and consumer finance net charge-offs.
     Total consumer nonperforming loans were $1.1 billion, or 0.66 percent of total consumer loans and $1.1 billion, or 0.65 percent at September 30, 1999 and December 31, 1998, respectively. Total consumer loans past due 90 days or more and still accruing interest were $310 million, or 0.18 percent of total consumer loans at September 30, 1999 compared to $441 million, or 0.27 percent at December 31, 1998.


Table Ten
Significant Industry Loans and Leases (1)
September 30, 1999



(Dollars in Millions)                                     Outstanding
------------------------------------------------------------------------
Transportation                                                  $10,858
Media                                                             8,758
Health care                                                       8,364
Equipment and general manufacturing                               8,325
Business services                                                 7,485
Agribusiness                                                      7,290
Retail                                                            6,893
Oil and gas                                                       6,818
Autos                                                             5,866
Computers and electronics                                         5,021

(1) Includes only nonreal estate commercial loans and leases.

     International Developments - During 1998, and continuing into 1999, a number of countries in Asia, Latin America and Eastern Europe experienced economic difficulties due to a combination of structural problems and negative market reaction that resulted from increased awareness of these problems. While each country's situation is unique, many share common factors such as: (1) government actions which restrain normal functioning of free markets in physical goods, capital and/or currencies; (2) perceived weaknesses of the banking systems; and (3) perceived overvaluation of local currencies and/or pegged exchange rate systems. These factors resulted in capital movement out of these countries or in reduced capital inflows, and, as a result, many of these countries experienced liquidity problems in addition to structural problems.
     More recently, many of the Asian economies are showing signs of recovery from prior troubles and are slowly implementing structural reforms. However, there can be no assurance that this will continue and setbacks should be expected from time to time. Since early 1999, several Latin American economies have replaced their pegged exchange rate systems with free-floating currencies. However, much of Latin America remains in recession and the few signs of recovery are still weak.
     Where appropriate, the Corporation has adjusted its activities (including its borrower selection) in light of the risks and opportunities discussed above. The Corporation has continued to reduce its exposures in Asia, Latin America and Central and Eastern Europe throughout 1999. The Corporation will continue to monitor and adjust its foreign activities on a country by country basis depending on management's judgment of the likely developments in each country and will take action as deemed appropriate. For a more comprehensive discussion of the Corporation's risk management processes, refer to pages 29 through 35 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

     Regional Foreign Exposure - Through its credit and market risk management activities, the Corporation has been devoting special attention to those countries that have been negatively impacted by increasing global economic pressure. This includes special attention to those Asian countries that are currently experiencing currency and other economic problems, as well as countries within Latin America and Eastern Europe which are also experiencing problems.
     In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Eleven sets forth selected regional foreign exposure at September 30, 1999. At September 30, 1999, the Corporation's total exposure to these select countries was $28.9 billion, a decrease of $7.8 billion from December 31, 1998.

The following table is based on the Federal Financial Institutions Examination Council's instructions for periodic reporting of foreign exposures. The table includes "Gross Local Country Claims" as defined in the table below and may not be consistent with disclosures by other financial institutions.


---------------------------------------------------------------------------------------------------------------
Table Eleven
Regional Foreign Exposure

                                                                                  Increase        Increase
                                 Total      Gross       Other        Total       (Decrease)      (Decrease)
                                Cross-      Local      Cross-      Exposure         from          from
                                Border     Country     Border    September 30     June 30       December 31
(Dollars in Millions)            Loans     Claims (1)  Claims (2)    1999           1999          1998
---------------------------------------------------------------------------------------------------------------
Region/Country
Asia
China                               $ 84      $  99       $ 163          $ 346         $  (3)       $ (103)
Hong Kong                             44      4,196         302          4,542          (384)         (646)
India                                609      1,503         130          2,242          (318)         (276)
Indonesia                            352         92          67            511           (67)         (212)
Japan                                191      1,228       2,006          3,425          (139)       (1,636)
Korea (South)                        497        592         773          1,862            29           (17)
Malaysia                              26        558          48            632           (37)          (96)
Pakistan                              13        360           5            378           (18)           26
Philippines                          236         93         160            489           (10)          (94)
Singapore                             48      1,326         205          1,579          (167)         (427)
Taiwan                               293        760         127          1,180          (835)       (1,110)
Thailand                             100        451         174            725           (50)         (225)
Other                                  4        131          29            164             4            11
---------------------------------------------------------------------------------------------------------------
   Total                           2,497     11,389       4,189         18,075        (1,995)       (4,805)
---------------------------------------------------------------------------------------------------------------
Central and Eastern Europe
Russian Federation                    18          -           6             24            (9)          (36)
Other                                207         54         140            401          (164)         (303)
---------------------------------------------------------------------------------------------------------------
   Total                             225         54         146            425          (173)         (339)
---------------------------------------------------------------------------------------------------------------
Latin America
Argentina                            514        340         194          1,048          (165)         (219)
Brazil                             1,111        603         897          2,611          (292)         (807)
Chile                                709        370         176          1,255           (29)         (396)
Colombia                             395         40          76            511           (29)         (287)
Mexico                             1,821        213       2,124          4,158           (17)         (780)
Venezuela                            131         58         278            467           (42)          (90)
Other                                184          -         203            387           (23)          (43)
---------------------------------------------------------------------------------------------------------------
   Total                           4,865      1,624       3,948         10,437          (597)       (2,622)
---------------------------------------------------------------------------------------------------------------
    Total                         $7,587    $13,067      $8,283        $28,937       $(2,765)      $(7,766)
===============================================================================================================

(1) Includes the following claims by the Corporation's foreign offices on local country residents regardless of the currency: loans, trading account securities, derivative products, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and available for sale (at market value) and held for investment (at cost) securities.
(2) Includes accrued interest receivable, acceptances, time deposits placed, trading account securities, other interest-earning investments, other short-term monetary assets, derivative-dealer assets, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and available for sale and held for investment securities, including securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,099, Venezuela - $162, Philippines - $21 and Latin
    America Other - $83. Held for investment securities amounted to $772 with a fair value of $568.

Allowance for Credit Losses

     The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify risks inherent in and to assess the overall collectibility of those portfolios. As discussed below, certain homogeneous loan portfolios are evaluated collectively, while remaining portfolios are reviewed on an individual loan basis. These detailed reviews, combined with historical loss experience and other factors, result in the identification and quantification of specific reserves and loss factors which are used in determining the amount of the allowance and related provision for credit losses. The actual amount of credit losses realized may vary from estimated losses due to changing economic conditions or changes in industry or geographic concentrations. The Corporation has procedures in place to limit differences between estimated and actual credit losses, which include detailed periodic assessments by senior management of the various credit portfolios and the models used to estimate credit losses in those portfolios.
     Due to their homogeneous nature, consumer loans and certain smaller business loans and leases, which includes residential mortgages, home equity lines, direct/indirect consumer, consumer finance, bankcard, and foreign consumer loans, are generally evaluated as a group, based on individual loan type. This evaluation is based primarily on historical, current and projected delinquency and loss trends and provides a basis for establishing an adequate level of allowance for credit losses.
     Commercial and commercial real estate loans and leases are generally evaluated individually due to a general lack of uniformity among individual loans within each loan type and business segment. If necessary, an allowance for credit losses is established for individual impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). Impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.
     Portions of the allowance for credit losses are assigned to cover the estimated probable losses in each loan and lease category based on the results of the Corporation's detail review process as described above. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit, including geographic and industry concentrations. The assigned portion of the allowance for credit losses continues to be weighted toward the commercial loan portfolio, reflecting a higher level of nonperforming loans and the potential for higher individual losses. The remaining unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic uncertainty, and covers exposures for approved but unfunded legally binding commitments, thereby minimizing the risk related to the margin of imprecision inherent in the estimation of assigned reserves. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components.
     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of inherent credit losses at September 30, 1999. Table Twelve provides an analysis of the changes in the allowance for credit losses.

Table Twelve
Allowance For Credit Losses                                           Three Months             Nine Months
                                                                   Ended September 30        Ended September 30
                                                            ------------------------------------------------------
(Dollars in Millions)                                              1999        1998         1999         1998
------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                       $ 7,096     $ 6,731      $ 7,122      $ 6,778
------------------------------------------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic                                                 (213)       (450)        (597)        (577)
Commercial - foreign                                                   (14)       (107)        (132)        (196)
Commercial real estate - domestic                                       (6)         (5)         (13)         (18)
Commercial real estate - foreign                                         -           -           (1)           -
------------------------------------------------------------------------------------------------------------------
     Total commercial                                                 (233)       (562)        (743)        (791)
------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                   (11)         (8)         (26)         (24)
Home equity lines                                                       (4)         (6)         (17)         (21)
Direct/Indirect consumer                                              (125)       (125)        (392)        (409)
Consumer finance                                                      (101)       (147)        (283)        (445)
Bankcard                                                              (120)       (192)        (459)        (672)
Other consumer domestic                                                  1          (1)           1           (1)
Foreign consumer                                                        (7)         (2)         (19)          (8)
------------------------------------------------------------------------------------------------------------------
     Total consumer                                                   (367)       (481)      (1,195)      (1,580)
------------------------------------------------------------------------------------------------------------------
          Total loans and leases charged off                          (600)     (1,043)      (1,938)      (2,371)
------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                   21          23           77           73
Commercial - foreign                                                     5           1           10           19
Commercial real estate - domestic                                        5           6           20           18
Commercial real estate - foreign                                         -           -            -            -
------------------------------------------------------------------------------------------------------------------
     Total commercial                                                   31          30          107          110
------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                     1           -            4            3
Home equity lines                                                        3           3            9            7
Direct/Indirect consumer                                                43          38          132          117
Consumer finance                                                        34          49          126          138
Bankcard                                                                27          22           58           72
Other consumer domestic                                                  -           -            -            -
Foreign consumer                                                         1          (1)           3            1
------------------------------------------------------------------------------------------------------------------
     Total consumer                                                    109         111          332          338
------------------------------------------------------------------------------------------------------------------
          Total recoveries of loans and leases previously charged off  140         141          439          448
------------------------------------------------------------------------------------------------------------------
               Net charge-offs                                        (460)       (902)      (1,499)      (1,923)
------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                            450       1,405        1,470        2,410
Other, net                                                             (10)        (19)         (17)         (50)
------------------------------------------------------------------------------------------------------------------
     Balance, September 30                                         $ 7,076     $ 7,215      $ 7,076      $ 7,215
==================================================================================================================

Loans and leases outstanding at end of period                     $360,236    $351,982     $360,236     $351,982
Allowance for credit losses as a percentage of
    loans and leases outstanding at end of period                     1.96 %      2.05 %       1.96 %       2.05 %
Average loans and leases outstanding during the period            $361,400    $348,785     $362,302     $344,539
Net charge-offs as a percentage of average loans
   and leases outstanding during the period                            .51 %      1.03 %        .55 %        .75 %
Allowance for credit losses as a percentage of
   nonperforming loans at end of period                             251.85      314.55       251.85       314.55


Nonperforming Assets

     As presented in Table Thirteen, nonperforming loans increased to $2.8 billion at September 30, 1999 from $2.5 billion at December 31, 1998 due primarily to higher commercial and consumer finance nonperforming loans, offset by continued improvement in residential mortgage nonperforming loans. The increase in commercial nonperforming loans was attributable to a few large credits and several smaller credits in various industries throughout the United States and overseas. The increase was not concentrated in any single geographic region or industry. The increase in consumer finance nonperforming loans was due to strong loan portfolio growth and seasonal increases in consumer delinquency. The allowance coverage of nonperforming loans was 252 percent at September 30, 1999 compared to 287 percent at December 31, 1998.

Table Thirteen
Nonperforming Assets

                                             September 30    June 30      March 31      December 31   September 30
(Dollars in Millions)                           1999           1999          1999          1998           1998
------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
    Commercial - domestic                        $1,026         $1,085       $1,085          $ 812          $ 717
    Commercial - foreign                            477            492          434            314            288
    Commercial real estate - domestic               174            203          272            299            303
    Commercial real estate - foreign                  3              3            3              4              3
------------------------------------------------------------------------------------------------------------------
        Total commercial                          1,680          1,783        1,794          1,429          1,311
------------------------------------------------------------------------------------------------------------------
    Residential mortgage                            542            565          634            722            690
    Home equity lines                                44             44           41             50             46
    Direct/Indirect consumer                         16             17           20             21             38
    Consumer finance                                519            382          332            246            209
    Foreign consumer                                  9             21           17             14              -
------------------------------------------------------------------------------------------------------------------
        Total consumer                            1,130          1,029        1,044          1,053            983
------------------------------------------------------------------------------------------------------------------
            Total nonperforming loans             2,810          2,812        2,838          2,482          2,294
------------------------------------------------------------------------------------------------------------------

Foreclosed properties                               228            258          282            282            288
------------------------------------------------------------------------------------------------------------------
            Total nonperforming assets           $3,038         $3,070       $3,120         $2,764         $2,582
==================================================================================================================

Nonperforming assets as a percentage of
    Total assets                                    .49  %         .50  %       .51  %         .45 %          .43 %
    Loans, leases and foreclosed
        properties                                  .84            .84          .86            .77            .73

Loans past due 90 days or more and not
    classified as nonperforming                    $466           $631         $571           $611           $540

     Note Four of the consolidated financial statements on page 9 provides the reported investment in specific loans considered to be impaired at September 30, 1999 and December 31, 1998. The Corporation's investment in specific loans that were considered to be impaired on September 30, 1999, was $1.9 billion compared to $1.7 billion at December 31, 1998. Commercial-domestic impaired loans increased to $1.0 billion at September 30, 1999 from $0.8 billion at December 31, 1998, primarily due to the increases in commercial - nonperforming loans described above. Commercial - foreign impaired loans increased to $0.5 billion at September 30, 1999 from $0.3 billion at December 31, 1998, primarily due to one large credit which was classified as impaired in the second quarter of 1999. Commercial real estate - domestic impaired loans decreased $91 million to $0.5 billion at September 30, 1999 from $0.6 billion at December 31, 1998.

Off-Balance Sheet Financial Instruments
Derivatives - Asset and Liability Management (ALM) Activities

     Interest rate contracts are used in the Corporation's ALM process. These contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Futures contracts used for ALM activities are primarily index futures providing for cash payments based upon the movements of a deposit rate index.
      The amount of net realized deferred gains associated with terminated ALM swaps was $205 million and $294 million at September 30, 1999 and December 31, 1998, respectively. The amount of net realized deferred losses associated with terminated ALM futures and forward rate contracts was $18 million and $1 million at September 30, 1999 and December 31, 1998, respectively. The amount of net realized deferred gains associated with terminated ALM options was $87 million and $26 million at September 30, 1999 and December 31, 1998, respectively. See Note Six of the consolidated financial statements on page 12 for information on the notional amount and fair value of the Corporation's ALM interest rate contracts.
     In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, forward and futures contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. At September 30, 1999, these contracts had a notional amount of $5.2 billion and a fair value of $45 million.
     The fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet. The value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.
     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 30.

Market Risk Management

     In the normal course of conducting its business activities, the Corporation is exposed to market risks including price and liquidity risk. Market risk is the potential for loss arising from adverse changes in market rates and prices, such as interest rates (interest rate risk), foreign currency exchange rates (foreign exchange risk), commodity prices (commodity risk) and prices of equity securities (equity risk). Financial products that expose the Corporation to market risk include securities, loans, deposits, debt and derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current or future financial commitments or that the Corporation may be more reliant on alternative funding sources such as long-term debt.
     Market risk is managed by the Corporation's Finance Committee, which formulates policy based on desirable levels of market risk. In setting desirable levels of market risk, the Finance Committee considers the impact on both earnings and capital of the current outlook in market rates, potential changes in market rates, world and regional economies, liquidity, business strategies and other factors.
     Available for sale securities had an unrealized loss of $2.9 billion at September 30, 1999, compared to an unrealized gain of $0.4 billion at December 31, 1998. The expected maturities, unrealized gains and losses and weighted average effective yield and rate associated with the Corporation's significant other non-trading, on-balance sheet financial instruments at September 30, 1999 were not significantly different from those at December 31, 1998. For a discussion of non-trading, on-balance sheet financial instruments, see page 30 and Table Nine on page 31 of the Market Risk Management section of the Corporation's 1998 Annual Report on Form 10-K.
     Risk management interest rate contracts are utilized in the ALM process. Such contracts, which are generally non-leveraged generic interest rate and basis swaps, futures, forwards, and options, allow the Corporation to effectively manage its interest rate risk position. As reflected in Table Fourteen, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps at September 30, 1999 was $71.3 billion and $24.3 billion, respectively. The receive fixed interest rate swaps are primarily converting variable-rate commercial loans to fixed-rate. The net receive fixed position at September 30, 1999 was $47.0 billion notional compared to $34.7 billion notional at December 31, 1998. In addition, the Corporation had $8.1 billion notional of basis swaps at September 30, 1999 linked primarily to loans and long-term debt.
     Table Fourteen also summarizes the average estimated duration, weighted average receive and pay rates and the net unrealized losses at September 30, 1999 of the Corporation's ALM interest rate swaps, as well as the average estimated duration and net unrealized losses at September 30, 1999 of the Corporation's ALM basis swaps and option contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized loss of $1.0 billion at September 30, 1999 compared to a net unrealized gain of $942 million at December 31, 1998. The change is primarily attributable to an increase in interest rates. Management believes the net unrealized loss in the estimated value of the ALM interest rate contracts should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.
     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 30.


--------------------------------------------------------------------------------------------------------------------------------
Table Fourteen
Asset and Liability Management Interest Rate Contracts
September 30, 1999


--------------------------------------------------------------------------------------------------------------------------------


(Dollars in Millions,                        Fair
Average Estimated Duration in Years)        Value        Total        1999            2000             2001            2002
--------------------------------------------------------------------------------------------------------------------------------
Receive fixed swaps:                       $ (910)
    Notional amount                                    $71,369          $2,964         $13,357          $11,658          $3,237
    Weighted average receive rate                         6.12 %          5.84 %          5.97 %           6.46 %          6.85 %

Pay fixed swaps:                           $ (125)
    Notional amount                                    $24,347          $3,044          $6,902           $4,339          $1,754
    Weighted average pay rate                             6.72 %          6.45 %          6.84 %           6.43 %          6.85 %

Basis swaps                                 $  (7)
    Notional amount                                    $ 8,103           $ 225           $ 743            $ 608          $1,669

    Total swaps                           $(1,042)

--------------------------------------------------------------------------------------------------------------------------------

Option contracts                            $ (40)
    Notional amount                                    $34,154           $ 445           $ 505           $2,088           $ 868

--------------------------------------------------------------------------------------------------------------------------------

     Total interest rate contracts        $(1,082)
                                        ----------


                                                                                 Average
(Dollars in Millions,                                           After           Estimated
Average Estimated Duration in Years)         2003               2003             Duration
---------------------------------------------------------------------------------------------
Receive fixed swaps:                                                               3.90
    Notional amount                             $14,143            $26,010
    Weighted average receive rate                  5.69 %             6.22 %

Pay fixed swaps:                                                                   2.95
    Notional amount                              $2,478             $5,830
    Weighted average pay rate                      7.17 %             6.71 %

Basis swaps                                                                        4.84
    Notional amount                              $4,858             $ -

    Total swaps

---------------------------------------------------------------------------------------------

Option contracts
    Notional amount                              $1,950            $28,298

---------------------------------------------------------------------------------------------

     Total interest rate contracts

     The table below sets forth the calculated value-at-risk (VAR) amounts for the nine months ended September 30, 1999 for the Corporation's trading activity. The amounts are calculated on a pre-tax basis. The first calculation assumes that each portfolio segment experiences adverse price movements at the same time (i.e., the price movements are perfectly correlated). The second calculation assumes that these adverse price movements within the major portfolio segments do not occur at the same time (i.e., they are uncorrelated). While the Corporation's trading positions resulted in improved trading results in the nine months ended September 30, 1999, compared to the same period in 1998, the Corporation continued to lower its market risk. For additional discussion of market risk associated with the trading portfolio, the VAR model and how the Corporation manages its exposure to market risk, see pages 32 and 33 of the Corporation's 1998 Annual Report on Form 10-K. The composition of the trading portfolio and the related fair values are included in Note Three of the consolidated financial statements on page 8.

Trading Activities Market Risk
----------------------------------------------------------------------------------------------------
                                                     Nine Months Ended September 30, 1999
----------------------------------------------------------------------------------------------------
(US Dollar Equivalents in Millions)            Average VAR          High VAR (1)         Low VAR (1)
----------------------------------------------------------------------------------------------------
Based on perfect positive correlation:
     Interest rate                                   $89.0               $126.8               $69.1
     Foreign currency                                 13.0                 18.6                 7.9
     Commodities                                       1.9                  5.4                  .9
     Equity                                           11.0                 22.3                 3.0
Based on zero correlation:
     Interest rate                                    26.2                 41.2                18.6
     Foreign currency                                 10.7                 15.9                 6.1
     Commodities                                       1.5                  4.9                  .6
     Equity                                           10.1                 21.1                 2.6
----------------------------------------------------------------------------------------------------
(1) The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the components occurred on different trading days.


Capital Resources and Capital Management

     Presented  below  are  the  Corporation's   regulatory  capital  ratios  at
September 30, 1999 and December 31, 1998. The Corporation and its significant banking subsidiaries were considered "well-capitalized" at September 30, 1999.

-------------------------------------------------------------------------------
                                         September 30         December 31
(Dollars in Millions)                        1999               1998
-------------------------------------------------------------------------------
Risk-based capital ratios:
   Tier 1 capital                              $ 39,380            $36,849
   Tier 1 capital ratio                            7.71 %             7.06 %
   Total capital                               $ 58,167            $57,055
   Total capital ratio                            11.39 %            10.94 %

Leverage ratio                                     6.59               6.22

Risk-weighted assets                           $510,866           $521,637
-------------------------------------------------------------------------------


     The regulatory capital guidelines measure capital in relation to the credit and market risk of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total capital consists of three tiers of capital. Tier 1 capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At September 30, 1999, the Corporation had no subordinated debt that qualified as Tier 3 capital.
     The Corporation's and its significant banking subsidiaries' regulatory capital ratios at September 30, 1999 exceeded the regulatory minimums of four percent for Tier 1 risk-based capital, eight percent for total risk-based capital and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

Table Fifteen
Selected Quarterly Operating Results



                                                                                                    1999 Quarters
                                                                                ------------------------------------------------
(Dollars in Millions, Except Per-Share Information)                                   Third            Second             First
--------------------------------------------------------------------------------------------------------------------------------
Income Statement
Interest income                                                                            $ 9,294       $ 9,206       $ 9,201
Interest expense                                                                             4,744         4,594         4,601
Net interest income                                                                          4,550         4,612         4,600
Net interest income (taxable-equivalent basis)                                               4,603         4,663         4,645
Provision for credit losses                                                                    450           510           510
Gains on sales of securities                                                                    44            52           130
Noninterest income                                                                           3,728         3,522         3,223
Merger-related charges                                                                           -           200             -
Other noninterest expense                                                                    4,526         4,457         4,453
Income before income taxes                                                                   3,346         3,019         2,990
Income tax expense                                                                           1,195         1,104         1,076
Net income                                                                                   2,151         1,915         1,914
Net income (excluding merger-related charges)                                                2,151         2,060         1,914
Average Balance Sheet
Average total assets                                                                       611,448       615,364       609,624
Average total deposits                                                                     336,998       342,249       345,931
Average total shareholders' equity                                                          46,439        46,891        46,279
Yield on average earning assets                                                               7.03  %       7.00  %       7.13  %
Rate on average interest-bearing liabilities                                                  4.30          4.16          4.26
Net interest spread                                                                           2.73          2.84          2.87
Net interest yield                                                                            3.46          3.53          3.58
Performance Ratios
Return on average assets                                                                      1.40          1.25          1.27
Return on average assets (excluding merger-related charges)                                   1.40          1.34          1.27
Return on average common shareholders' equity                                                18.40         16.40         16.78
Return on average common shareholders' equity (excluding merger-related charges)             18.40         17.64         16.78
Risk-based Capital Ratios (period-end)
Tier 1 capital                                                                                7.71          7.38          7.40
Total capital                                                                                11.39         11.09         11.17
Leverage ratio                                                                                6.59          6.34          6.47
Cash Basis Financial Data (1)
Earnings per common share                                                                  $  1.38       $  1.23       $  1.23
Earnings per common share (excluding merger-related charges)                                  1.38          1.31          1.23
Diluted earnings per common share                                                             1.35          1.20          1.20
Diluted earnings per common share (excluding merger-related charges)                          1.35          1.28          1.20
Return on average tangible assets                                                             1.58  %       1.43  %       1.46  %
Return on average tangible assets (excluding merger-related charges)                          1.58          1.53          1.46
Return on average tangible common shareholders' equity                                       29.48         26.68         27.44
Return on average tangible common shareholders' equity (excluding merger-related charges)    29.48         28.49         27.44
Per Common Share Data
Earnings                                                                                   $  1.25       $  1.10       $  1.10
Earnings (excluding merger-related charges)                                                   1.25          1.18          1.10
Diluted earnings                                                                              1.23          1.07          1.08
Diluted earnings (excluding merger-related charges)                                           1.23          1.15          1.08
Cash dividends paid                                                                            .45           .45           .45
Market Price per Share of Common Stock
Closing                                                                                   55 11/16      73  5/16       70  5/8
High                                                                                       76  3/8       76  1/8       74  1/2
Low                                                                                        53  1/4       61  1/2       59  1/2

(1) Cash basis calculations exclude goodwill and other intangible assets and the related amortization expense.

--------------------------------------------------------------------------------
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------
                               See  "Management's  Discussion  and  Analysis  of
                           Results of Operations and Financial Condition - Market Risk Management" on page 46 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

--------------------------------------------------------------------------------
Part II. Other Information

Item 1. Legal              Litigation
Proceedings
                                In  the  ordinary   course  of   business,   the
                           Corporation  and  its   subsidiaries   are  routinely
                           defendants  in or parties to a number of pending  and
                           threatened legal actions and  proceedings,  including
                           actions  brought  on behalf  of  various  classes  of
                           claimants.   In   certain   of  these   actions   and
                           proceedings,  substantial  money damages are asserted
                           against  the  Corporation  and its  subsidiaries  and
                           certain of these actions and proceedings are based on
                           alleged    violations    of   consumer    protection,
                           securities, environmental, banking and other laws.
                              The  Corporation  and  certain  present and former
                           officers and directors  have been named as defendants
                           in a  number  of  actions  filed in  several  federal
                           courts  that  have  been  consolidated  for  pretrial
                           purposes before a Missouri federal court. The amended
                           complaint in the consolidated actions alleges,  among
                           other things,  that the defendants failed to disclose
                           material facts about BankAmerica's losses relating to
                           D.E.  Shaw & Co.,  L.P.  until  mid-October  1998, in
                           violation of various  provisions of federal and state
                           laws.  The amended  complaint  also  alleges that the
                           proxy statement-prospectus of August 4, 1998, falsely
                           stated  that the  Merger  would be one of equals  and
                           alleges a scheme  to have  NationsBank  gain  control
                           over the newly merged  entity.  The Missouri  federal
                           court has certified classes  consisting  generally of
                           persons  who  were  shareholders  of  NationsBank  or
                           BankAmerica  on September  30, 1998, or were entitled
                           to vote on the Merger,  or who  purchased or acquired
                           securities  of the  Corporation  or its  predecessors
                           between August 4, 1998 and October 13, 1998.  Similar
                           class  actions  (including  one limited to California
                           residents)  are pending in  California  state  court,
                           alleging  violations of the  California  Corporations
                           Code and other  state  laws.  The action on behalf of
                           the  California  residents  has been  certified.  The
                           Corporation  believes the actions lack merit and will
                           defend them  vigorously.  The amount of any  ultimate
                           exposure  cannot be determined with certainty at this
                           time.
                              Management   believes   that   the   actions   and
                           proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2.  Changes             As part of its share repurchase program, during the
in Securities and          third quarter of 1999, the Corporation sold put
Use of Proceeds            options to purchase an  aggregate of six million
                           shares of its common stock. These put options were sold to four independent third parties for an aggregate purchase price of $42 million. The put option exercise prices range from $54.28 to $56.99 per share and expire from January 2000 to October
                           2000. The put option contracts allow the Corporation to determine the method of settlement (cash or stock). Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.                     a. The Annual Meeting of Stockholders was held
Submission of                  on April 28, 1999.
Matters to a Vote
of Security Holders         b. The following are the voting results on each
                               matter submitted to the stockholders:


1.  To elect 19 directors
                                                                     Against or
                                                    For               Withheld
                                             ------------------  --------------------
         Charles W. Coker                        1,453,706,748            17,174,608
         Timm F. Crull                           1,451,842,815            19,038,541
         Alan T. Dickson                         1,453,390,641            17,490,715
         Kathleen F. Feldstein                   1,462,159,628             8,721,728
         Paul Fulton                             1,461,692,382             9,188,974
         Donald E. Guinn                         1,462,135,805             8,745,551
         C. Ray Holman                           1,462,311,081             8,570,275
         W. W. Johnson                           1,461,518,823             9,362,533
         Walter E. Massey                        1,461,767,521             9,113,835
         Hugh L. McColl, Jr.                     1,461,037,036             9,844,320
         Richard M. Rosenberg                    1,461,461,582             9,419,774
         O. Temple Sloan, Jr.                    1,462,098,576             8,782,780
         Meredith R. Spangler                    1,462,655,330             8,226,026
         A. Michael Spence                       1,462,023,792             8,857,564
         Ronald Townsend                         1,461,778,898             9,102,458
         Solomon D. Trujillo                     1,461,982,870             8,898,486
         Jackie M. Ward                          1,461,584,761             9,296,595
         Virgil R. Williams                      1,462,115,602             8,765,754
         Shirley Young                           1,446,137,266            24,744,090

2. To consider and act upon a proposal to amend and restate the Corporation's Amended and Restated Certificate of Incorporation

                            Against or
           For               Withheld           Abstentions
    ------------------   -----------------   ------------------

        1,460,877,972           4,861,272            5,142,112



3. To consider and act upon a proposal to ratify the action of the Board of Directors in selecting PricewaterhouseCoopers LLP as independent public accountants to audit the books of the Corporation and its subsidiaries for the current year

                            Against or
           For               Withheld           Abstentions
    ------------------   -----------------   ------------------

        1,459,666,440           6,581,059            4,633,857


4. To consider and act upon a stockholder proposal requesting that the Corporation develop a policy on transacting business in less economically developed countries

       Proposal 4 was withdrawn at the meeting.


5. To consider and act upon a stockholder proposal requesting that the Corporation limit employment agreements to $3 million

                            Against or                                 Broker
           For               Withheld           Abstentions           Nonvotes
    ------------------   -----------------   ------------------  --------------------

          238,645,739         973,322,596           48,563,103           210,349,918

6. To consider and act upon a stockholder proposal requesting that the Corporation establish a cap on CEO compensation expressed as a multiple of pay of the Corporation's lowest paid associate

                            Against or                                 Broker
           For               Withheld           Abstentions           Nonvotes
    ------------------   -----------------   ------------------  --------------------

           95,691,812       1,114,273,825           50,565,801           201,349,918

7. To consider and act upon a stockholder proposal requesting that the Board adopt a specific definition of independence for members of the Compensation Committee

                            Against or                                 Broker
           For               Withheld           Abstentions           Nonvotes
    ------------------   -----------------   ------------------  --------------------

          223,160,513         983,638,456           53,732,469           210,349,918

8. To consider and act upon a stockholder proposal requesting that the Corporation ensure that the annual stockholders' meetings do not conflict with religious observances

                            Against or                                 Broker
           For               Withheld           Abstentions           Nonvotes
    ------------------   -----------------   ------------------  --------------------

           92,236,498       1,097,081,743           71,213,197           210,349,918





Item 6. Exhibits            a)     Exhibits
and Reports on                    -----------
Form 8-K
                           Exhibit 12(a) - Ratio of Earnings to Fixed Charges
                           Exhibit 12(b) - Ratio of Earnings to Fixed Charges
                                           and Preferred Dividends
                           Exhibit 27 - Financial Data Schedule

                           b)     Reports on Form 8-K
                                ----------------------
                           The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1999:

                           Current Report on Form 8-K dated July 8, 1999 and filed July 9, 1999, Items 5 and 7.

                           Current Report on Form 8-K dated July 19, 1999 and filed July 23, 1999, Items 5 and 7.

--------------------------------------------------------------------------------










                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              Bank of America Corporation
                                              ----------------------------
                                              Registrant


Date: November 15, 1999                       /s/ MARC D. OKEN
      -----------------                       -------------------------
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