Form 10-K
period 1999-12-31
BANK OF AMERICA CORP /DE/
filed 2000-03-20
CIK 70858

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------
                                   Form 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the Fiscal Year Ended December 31, 1999 - Commission File Number 1-6523


                                ---------------
                          Bank of America Corporation
             (Exact name of registrant as specified in its charter)

      Delaware                                           56-0906609
--------------------------------------   --------------------------------------
(State of incorporation)                    (IRS Employer Identification No.)



 Bank of America Corporate Center
    Charlotte, North Carolina                               28255
-------------------------------------    ---------------------------------------
(Address of principal executive                           (Zip Code)
         offices)



             704/386-5000
--------------------------------------
  (Registrant's telephone number,
      including area code)




SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



              Title of each class               Name of each exchange on which registered
       Common Stock                                  New York Stock Exchange
                                                     London Stock Exchange
                                                     Pacific Stock Exchange
                                                     Tokyo Stock Exchange
       7 3/4% Debentures, due 2002                   American Stock Exchange
       9 7/8% Subordinated Notes, due 2001           New York Stock Exchange
       8 1/2% Subordinated Notes, due 2007           New York Stock Exchange
       10 7/8% Subordinated Notes, due 2003          New York Stock Exchange
       .25% Senior Basket-Indexed Notes, due 2006    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $73,223,927,000 (based on the March 6, 2000, closing price of Common Stock of $44.50 per share). As of March 6, 2000, there were 1,664,844,358 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE



        Document of the Registrant                     Form 10-K Reference Location
    Portions of the 2000 Proxy Statement                      PART  III

================================================================================

Bank of America Corporation



Form 10-K
--------------------------------------------------------------------------------

                                                                                                 Page
INDEX                                                                                        -----------
Part I       Item 1.    Business                                                                     2
                           General                                                                   2
                           Primary Market Areas                                                      2
                           Acquisition and Disposition Activity                                      2
                           Government Supervision and Regulation                                     2
                           Competition                                                               5
                           Employees                                                                 6
                           Business Segment Operations                                           13-16
                           Net Interest Income                                                   17-19
                           Securities                                                        26, 58-59,
                                                                                                 67-69
                           Loans and Leases                                                  20, 26-27,
                                                                                                 30-41,
                                                                                                 59-60,
                                                                                                  71-72
                           Deposits                                                              27, 72
                           Short-Term Borrowings and Trading Account Liabilities                28, 70,
                                                                                                  73-75
                           Market Risk Management                                                 42-46
                           Selected Quarterly Operating Results                                      47
             Item 2.    Properties                                                                    6
             Item 3.    Legal Proceedings                                                             6
             Item 4.    Submission of Matters to a Vote of Security Holders                           7
             Item 4A.   Executive Officers of the Registrant                                          7
-----------------------------------------------------------------------------------------------------------
Part II      Item 5.    Market for Registrant's Common Stock and Related Security Holder
                        Matters                                                                       8
             Item 6.    Selected Financial Data                                                       9
             Item 7.    Management's Discussion and Analysis of Results of Operations and
                        Financial Condition                                                           9
             Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                   52
             Item 8.    Consolidated Financial Statements and Supplementary Data                     52
             Item 9.    Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                        100
-----------------------------------------------------------------------------------------------------------
Part III     Item 10.   Directors and Executive Officers of the Registrant                          100
             Item 11.   Executive Compensation                                                      100
             Item 12.   Security Ownership of Certain Beneficial Owners and Management              100
             Item 13.   Certain Relationships and Related Transactions                              100
-----------------------------------------------------------------------------------------------------------
Part IV      Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K             101

                                     PART I

Item 1. BUSINESS

General

     Bank of America Corporation (the "Corporation") is a Delaware corporation, a bank holding company and, effective March 11, 2000, a financial holding company under the Gramm-Leach-Bliley Act. The Corporation and its subsidiaries are subject to supervision by various federal and state banking and other regulatory authorities. For additional information about the Corporation and its operations, see Table Two and the narrative comments under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Segment Operations." For additional information regarding regulatory matters, see "Government Supervision and Regulation" below.

     The principal executive offices of the Corporation are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.


Primary Market Areas

     Through its banking subsidiaries (the "Banks") and various nonbanking subsidiaries, the Corporation provides a diversified range of banking and nonbanking financial services and products, primarily throughout the Mid-Atlantic (Maryland, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee), the Southwest (Arizona, Arkansas, New Mexico, Oklahoma and Texas), the Northwest (Oregon and Washington) and the West (California, Idaho and Nevada) regions of the United States and in selected international markets. The Corporation serves an aggregate of approximately 30 million households and two million businesses in these regions, and management believes that these are desirable regions in which to be located. Based on the most recent available data, personal income levels in the states in these regions as a whole rose 5.9 percent year-to-year through mid-year 1999, a slight moderation from the six percent year-to-year rate for those states one year earlier. In addition, the population in these states as a whole rose an estimated 1.4 percent between 1998 and 1999. The number of housing permits authorized moderated in the second half of 1999 from record high activity mid-year. By November 1999, housing permits authorized were on track to end the year 2.6 percent above year-end 1998. Through December 1999, the average rate of unemployment in these states was four percent ranging from Iowa's 2.2 percent to the District of Columbia's cyclical low of 6.1 percent. These states created almost 1.8 million new jobs in 1999, 2.3 percent above year-end 1998, compared to 1.2 percent job growth in the other states.

     The Corporation has the leading bank deposit market share position in California, Florida, Georgia, Maryland, Nevada, North Carolina, Texas and Washington. In addition, the Corporation ranks second in terms of bank deposit market share in Arizona, Arkansas, Kansas, New Mexico, Missouri, Oklahoma, South Carolina and the District of Columbia; third in Oregon and Virginia; fourth in Idaho; fifth in Tennessee; seventh in Iowa; and ninth in Illinois.


Acquisition and Disposition Activity

     As part of its operations, the Corporation regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions and other businesses of a type eligible for bank holding company or financial holding company ownership or control. In addition, the Corporation regularly analyzes the values of, and submits bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. The Corporation also regularly considers the potential disposition of certain of its assets, branches, subsidiaries or lines of businesses. As a general rule, the Corporation publicly announces any material acquisitions or dispositions when a definitive agreement has been reached.

     For additional information regarding the Corporation's acquisition activity, see Note Two of the consolidated financial statements on page 64.


Government Supervision and Regulation

     General

     As a registered bank holding company and, effective March 11, 2000, a financial holding company, the Corporation is subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal

Reserve System (the "Federal Reserve Board"). The Banks are organized predominantly as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller" or "OCC"). The Banks are also subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC") and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Corporation.

     The Gramm-Leach-Bliley Act amended a number of the federal banking laws affecting the Corporation and the Banks. In particular, the Gramm-Leach-Bliley Act permits a bank holding company to elect to become a "financial holding company" effective March 11, 2000, provided that certain conditions are met. The Corporation filed such an election on February 1, 2000 and became a financial holding company effective March 11, 2000.

     A financial holding company, and the companies under its control, are permitted to engage in activities considered "financial in nature" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted to bank holding companies and their subsidiaries. A financial holding company may directly or indirectly engage in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as the Banks, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the prior approval of the Comptroller.

     Bank holding companies (including bank holding companies that are also financial holding companies) are also required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any bank which is not already majority-owned by the bank holding company. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law).

     Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. The Corporation has consolidated its retail subsidiary banks into a single interstate bank (Bank of America, N.A.) headquartered in Charlotte, North Carolina, with full service branch offices in Arizona, Arkansas, California, Florida, Georgia, Idaho, Illinois, Iowa, Kansas, Maryland, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and the District of Columbia. In addition, the Corporation operates a limited purpose nationally chartered credit card bank (Bank of America, N.A. (USA)) headquartered in Phoenix, Arizona, a nationally chartered banker's bank (Bank of America Oregon, N.A.) headquartered in Portland, Oregon, as well as a California-chartered nonmember bank (Bank of America Community Development Bank) headquartered in Walnut Creek, California. As previously described, the Corporation regularly evaluates merger and acquisition opportunities, and it anticipates that it will continue to evaluate such opportunities.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

     Capital and Operational Requirements

     The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Corporation's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1999 were 7.35 percent and 10.88 percent, respectively. At December 31, 1999, the Corporation had no subordinated debt that qualified as Tier 3 capital.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is three percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above three percent. The Corporation's leverage ratio at December 31, 1999 was 6.26 percent. The Corporation meets its leverage ratio requirement.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least 10 percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks is considered well capitalized.

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


     Source of Strength

     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default - the other Banks may be assessed for the FDIC's loss, subject to certain exceptions.



Competition

     The activities in which the Corporation and its four major business segments (Consumer Banking, Commercial Banking, Global Corporate and Investment Banking, and Principal Investing and Asset Management) engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both domestically and internationally and through alternative delivery channels such as the World Wide Web. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices.

     The commercial banking business in the various local markets served by the Corporation's business segments is highly competitive. The four major business segments compete with other commercial banks, thrifts, finance companies and other businesses which provide similar services. The business segments actively compete in commercial lending activities with local, regional and international banks and nonbank financial organizations, some of which are larger than certain of the Corporation's nonbanking subsidiaries and the Banks. In its consumer lending operations, the competitors of the business segments include other banks, thrifts, credit unions, regulated small loan companies and other nonbank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the Corporation's nonbanking subsidiaries compete with other banking and investment banking firms, investment advisory firms, brokerage firms, investment companies and other organizations offering similar services. The Corporation's mortgage banking units compete with commercial banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banks also compete with other banks, trust companies, insurance agents, thrifts, financial counselors and other fiduciaries for personal trust business. The Corporation and its four major business segments also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as commercial banks, thrifts, and credit unions, as well as money market mutual funds.

     The Corporation's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and Regulation - General" for a more detailed discussion of interstate banking and branching legislation and certain state legislation.


Employees

     As of December 31, 1999, there were 155,906 full-time equivalent employees within the Corporation and its subsidiaries. Of the foregoing employees, 82,908 were employed within Consumer Banking, 4,597 were employed within Commercial Banking, 9,068 were employed within Global Corporate and Investment Banking, and 5,962 were employed within Principal Investing and Asset Management. The remainder were employed elsewhere within the Corporation.

     Approximately 5,000 non-officer employees in the State of Washington are covered by a collective bargaining agreement. These employees work for the Washington Division of Bank of America, N.A. None of the other domestic employees within the Corporation are covered by a collective bargaining agreement. Management considers its employee relations to be good.


Item 2. PROPERTIES

     As of December 31, 1999, the principal offices of the Corporation, and its Consumer and Commercial Banking business segments, were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the Corporation. The Corporation occupies approximately 513,000 square feet and leases approximately 601,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. As of December 31, 1999, the principal offices of Global Corporate and Investment Banking and Principal Investing and Asset Management were located at 555 California Street in San Francisco, California. A subsidiary of the Corporation has a 50 percent ownership interest in this building through a joint venture partnership, and the Corporation leases approximately 479,000 square feet in this building from the partnership.

     The Corporation also leases or owns a significant amount of space worldwide, in addition to these facilities in Charlotte and San Francisco. As of December 31, 1999, the Corporation and its subsidiaries owned or leased approximately 13,200 locations in 47 states, the District of Columbia and 37 foreign countries.


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

     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about losses of the former BankAmerica Corporation ("BankAmerica") relating to D.E. Shaw Securities Group, L.P. and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger (the "Merger") between BankAmerica and NationsBank Corporation ("NationsBank") would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. Similar uncertified class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4,

1998, falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified, but has since been dismissed and an appeal is pending. Of the remaining actions, one has been stayed, and a motion for class certification is pending in the others. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1999.


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

     James H. Hance, Jr., age 55, Vice Chairman and Chief Financial Officer. Mr. Hance was named Chief Financial Officer in August 1988, and was named Vice Chairman in October 1993. He first became an officer in 1987. He also serves as a director of the Corporation and as Vice Chairman and a director of Bank of America, N.A.

     Kenneth D. Lewis, age 52, President and Chief Operating Officer. Mr. Lewis was named President in January 1999 and Chief Operating Officer in October 1999. Prior to that time, he served as President, Consumer and Commercial Banking, from October 1998 to January 1999, and as President from October 1993 to October 1998. He first became an officer in 1971. Mr. Lewis also serves as a director of the Corporation and as President and a director of Bank of America, N.A.

     Hugh L. McColl, Jr., age 64, Chairman of the Board and Chief Executive Officer. Mr. McColl has served as Chairman of the Board for at least five years except from January 7, 1997 until September 30, 1998. He first became an officer in 1962. He also serves as a director of the Corporation and as Chief Executive Officer and a director of Bank of America, N.A.

     Michael J. Murray, age 55, President, Global Corporate and Investment Banking. Mr. Murray first became an officer and was named to his present position in October 1998. Prior to that time, he served as President, Global Wholesale Bank of BankAmerica from 1997 to 1998 and as Vice Chairman of BankAmerica from 1995 to 1997. He also serves as Chairman and a director of Bank of America, N.A.

     Marc D. Oken, age 53, Executive Vice President and Principal Financial Executive. Mr. Oken was named to his present position in October 1998. From June 1989 to October 1998, he served as Chief Accounting Officer. He first became an officer in 1989.

     F. William Vandiver, Jr., age 57, Corporate Risk Management Executive. Mr. Vandiver was named to his present position in October 1998. From June 1997 to October 1998, he served as Chairman, Corporate Risk Policy. Prior to that time, from January 1996 to June 1997, he served as President, Global Finance, and from January 1994 to January 1996 he served as President, Specialized Finance Group. He first became an officer in 1968. He also serves as Vice Chairman and a director of Bank of America, N.A.

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



         Quarter     High          Low
         ---------   -----------   -----------
  1998   first       $75 1/8       $56 1/4
         second       85            72 1/16
         third        88 7/16       47 7/8
         fourth       66 5/8        44
  1999   first        74 1/2        59 1/2
         second       76 1/8        61 1/2
         third        76 3/8        53 1/4
         fourth       67 1/2        47 5/8

     As of March 6, 2000, there were 276,300 record holders of Common Stock. During 1998 and 1999, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:



         Quarter     Dividend
         ---------   ---------
  1998   first       $.38
         second       .38
         third        .38
         fourth       .45
  1999   first        .45
         second       .45
         third        .45
         fourth       .50

     For additional information regarding the Corporation's ability to pay dividends, see "Government Supervision and Regulation - Distributions" and Note Twelve of the consolidated financial statements on page 82.

     As part of its share repurchase program, during the fourth quarter of 1999, the Corporation sold put options to purchase an aggregate of one million shares of Common Stock. These put options were sold to two independent third parties for an aggregate purchase price of $6.0 million. The put option exercise prices range from $64.20 to $65.30 per share and expire in April 2000. The put option contracts allow the Corporation to determine the method of settlement (cash or stock). Each of these transations was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     In accordance with an Agreement and Plan of Reorganization (the "Agreement") between the Corporation (as the successor of Oxford Resources Corp.) and the selling stockholders of Electronic Vehicle Remarketing, Inc. ("EVRI"), the Corporation was required to issue shares of Common Stock to the selling stockholders as additional contingent purchase price consideration in the event that EVRI achieved the five performance milestones set forth in the Agreement. Achievement of each milestone entitled the selling stockholders to receive a certain number of shares of Common Stock calculated in accordance with the terms of the Agreement. Each of the five milestones was achieved in 1999, and an aggregate of 41,911 shares of Common Stock was issued on four dates in 1999. Each of these transactions was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

Item 6. SELECTED FINANCIAL DATA

     See Table One in Item 7 for Selected Financial Data.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     On September 30, 1998, Bank of America Corporation (the Corporation), formerly NationsBank Corporation (NationsBank), completed its merger with the former BankAmerica Corporation (BankAmerica). In addition, on January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc. (Barnett). The BankAmerica and Barnett mergers were each accounted for as a pooling of interests and, accordingly, all financial information has been restated for all periods presented.

     This report on Form 10-K contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Corporation. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-K should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

     The possible events or factors include the following: the Corporation's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. Factors that may cause actual noninterest expense to differ from estimates include the ability of third parties with whom the Corporation has business relationships to fully accommodate any uncertainties relating to the Corporation's Year 2000 efforts, as well as uncertainties relating to the ability of third parties with whom the Corporation has business relationships to continue to address Year 2000 issues. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, the FDIC, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation and management's ability to manage these and other risks.

1999 Compared to 1998

Overview

     The Corporation is a bank holding company and, effective March 11, 2000, a financial holding company, headquartered in Charlotte, North Carolina. The Corporation provides a diversified range of banking and certain nonbanking financial services both domestically and internationally through four major business segments: Consumer Banking, Commercial Banking, Global Corporate and Investment Banking, and Principal Investing and Asset Management. At December 31, 1999, the Corporation had $633 billion in assets. On September 30, 1998, the Corporation completed its merger with BankAmerica. In addition, on January 9, 1998, the Corporation merged with Barnett. The Corporation accounted for each transaction as a pooling of interests and, accordingly, all financial information has been restated for all periods presented.

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


Key performance highlights for 1999 were:

o Operating net income (net income excluding merger-related charges) totaled $8.24 billion, or diluted operating earnings of $4.68 per common share (diluted) in 1999 compared to $6.49 billion, or $3.64 per common share in 1998 (diluted). Excluding merger-related charges, the return on average common shareholders' equity increased 316 basis points to 17.70 percent in 1999 from 14.54 percent in 1998. The efficiency ratio, excluding merger-related charges, improved 585 basis points to 55.30 percent in 1999 from 61.15 percent in 1998. Including net merger-related charges, net income was $7.88 billion or $4.48 per common share (diluted) in 1999 compared to $5.17 billion or $2.90 per common share (diluted) in 1998, respectively.

o Operating cash basis ratios measure operating performance excluding merger-related charges, goodwill and other intangible assets and their related amortization expense. Cash basis diluted earnings per common share increased to $5.19 in 1999 compared to $4.15 in 1998. Return on average tangible common shareholders' equity increased to 28.46 percent compared to
  25.24 percent in 1998. The cash basis efficiency ratio was 52.57 percent in 1999, an improvement of 563 basis points from 58.20 percent in 1998, due to a decline in noninterest expense of four percent and an increase in noninterest income of 15.4 percent.

o Net interest income on a taxable-equivalent basis remained essentially unchanged at $18.5 billion from 1998. Managed loan growth, particularly in consumer loan products, and higher core funding levels due to higher levels of equity and core deposits was primarily offset by the impact of securitizations, divestitures and asset sales in both years, as well as the impact of changing rates and spread compression during 1999. The net interest yield decreased to 3.47 percent in 1999 compared to 3.69 percent in 1998, mainly due to higher levels of lower-yielding investment securities, a shift in loan mix to lower-yielding residential mortgages, changes in interest rates and spread compression and the cost of the Corporation's share repurchase program during 1999.

o The provision for credit losses was $1.8 billion in 1999 compared to $2.9 billion in 1998. The decrease in the provision for credit losses was primarily due to a significant reduction in the inherent risk and size of the Corporation's emerging markets portfolio and a change in the composition of the loan portfolio from commercial real estate and foreign to more consumer residential mortgage loans as well as a $467 million decline in net charge-offs. Net charge-offs totaled $2.0 billion in 1999 compared to $2.5 billion in 1998, while net charge-offs as a percentage of average loans and leases outstanding were 0.55 percent in 1999 compared to 0.71 percent in 1998. Commercial - domestic net charge-offs were significantly impacted in 1998 by a partial charge-off of a credit to a trading and investment firm, D.E. Shaw Securities Group, L.P. and related entities (DE Shaw). In addition, the decrease in net charge-offs in 1999 was driven by a reduction in bankcard and consumer finance losses which was partially offset by an increase in commercial - domestic charge-offs. The increase in commercial - domestic losses was attributable to certain troubled industries, including healthcare and sub-prime finance.

o Gains on sales of securities were $240 million in 1999 compared to $1.0 billion in 1998. Securities gains were higher in 1998 as a result of favorable market conditions for certain debt instruments and higher activity in connection with the Corporation's overall risk management operations.

o Noninterest income increased 15.4 percent to $14.1 billion in 1999. This growth was attributable to higher levels of income from most categories, including service charges on deposit accounts, mortgage servicing income, investment banking income, trading account profits and fees, and credit card income. Trading account profits and fees increased $1.3 billion to $1.5 billion in 1999 compared to $171 million in 1998 primarily due to higher levels of revenue from equities, interest rate contracts and fixed income. Prior year profits and fees were negatively impacted by a write-down of Russian securities and losses in corporate bonds and commercial mortgages due to widening spreads. Partially offsetting these increases was a decline in other income, which reflected greater revenue from the sale of certain businesses and higher securitization gains in 1998.

o Merger-related charges totaled $525 million and $1.8 billion in 1999 and 1998, respectively. The total $525 million charge for 1999 was attributable to the Merger compared to $1.3 billion in 1998. See Note Two of the consolidated financial statements on page 64 for additional information.

o Other noninterest expense decreased $755 million to $18.0 billion in 1999 compared to $18.7 billion in 1998. This decrease is primarily attributable to merger-related savings, which lowered personnel, professional fees, other general operating expense and general administrative and other expense in 1999.

     The remainder of management's discussion and analysis of the Corporation's results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes presented on pages 52 through 99.

Table One
Five-Year Summary of Selected Financial Data

(Dollars in millions, except per share information)                1999          1998
-----------------------------------------------------------------------------------------
Operating Basis (1)
-------------------
Income statement
Interest income                                                $    37,323   $    38,588
Interest expense                                                    19,086        20,290
Net interest income                                                 18,237        18,298
Net interest income (taxable-equivalent basis)                      18,452        18,461
Provision for credit losses                                          1,820         2,920
Gains on sales of securities                                           240         1,017
Noninterest income                                                  14,069        12,189
Other noninterest expense                                           17,986        18,741
Income before income taxes                                          12,740         9,843
Income tax expense                                                   4,500         3,353
Net income                                                           8,240         6,490
Net income available to common shareholders                          8,234         6,465
Performance ratios
Return on average assets                                              1.34%         1.11%
Return on average common shareholders' equity                       17.70         14.54
Efficiency ratio                                                    55.30         61.15
Per common share data
Earnings                                                       $     4.77    $     3.73
Diluted earnings                                                     4.68          3.64
Cash basis financial data (2)
Earnings per common share                                            5.28          4.25
Diluted earnings per common share                                    5.19          4.15
Return on average tangible assets                                     1.52%         1.30%
Return on average tangible common shareholders' equity              28.46         25.24
Efficiency ratio                                                    52.57         58.20

As Reported
-----------
Income statement
Merger-related charges, net                                    $       525   $     1,795
Income before income taxes                                          12,215         8,048
Income tax expense                                                   4,333         2,883
Net income                                                           7,882         5,165
Net income available to common shareholders                          7,876         5,140
Average common shares issued and outstanding (in thousands)      1,726,006     1,732,057
Performance ratios
Return on average assets                                              1.28%          .88%
Return on average common shareholders' equity                       16.93         11.56
Total equity to total assets (at year end)                           7.02          7.44
Total average equity to total average assets                         7.55          7.67
Dividend payout ratio                                               40.54         50.18
Per common share data
Earnings                                                       $     4.56    $     2.97
Diluted earnings                                                     4.48          2.90
Cash dividends paid                                                  1.85          1.59
Book value                                                          26.44         26.60
Cash basis financial data (2)
Earnings per common share                                            5.08          3.49
Diluted earnings per common share                                    4.98          3.41
Return on average tangible assets                                     1.46%         1.07%
Return on average tangible common shareholders' equity              27.34         20.70
Ending tangible equity to tangible assets                            4.92          5.18
Balance sheet (at year end)
Total loans and leases                                         $   370,662   $   357,328
Total assets                                                       632,574       617,679
Total deposits                                                     347,273       357,260
Long-term debt                                                      55,486        45,888
Common shareholders' equity                                         44,355        45,866
Total shareholders' equity                                          44,432        45,938
Risk-based capital ratios (at year end) (3)
Tier 1 capital                                                        7.35%         7.06%
Total capital                                                       10.88         10.94
Leverage ratio                                                       6.26          6.22
Market price per share of common stock
Closing                                                        $   50 3/16   $    60 1/8
High                                                                76 3/8       88 7/16
Low                                                                 47 5/8            44
=========================================================================================



(Dollars in millions, except per share information)                1997          1996         1995
------------------------------------------------------------------------------------------------------
Operating Basis (1)
-------------------
Income statement
Interest income                                                $   37,333    $    33,636   $   32,158
Interest expense                                                   18,901         16,682       16,369
Net interest income                                                18,432         16,954       15,789
Net interest income (taxable-equivalent basis)                     18,589         17,082       15,824
Provision for credit losses                                         1,904          1,645          945
Gains on sales of securities                                          271            147           68
Noninterest income                                                 11,756          9,604        8,132
Other noninterest expense                                          17,625         15,351       14,667
Income before income taxes                                         10,930          9,709        8,377
Income tax expense                                                  4,124          3,651        3,230
Net income                                                          6,806          6,058        5,147
Net income available to common shareholders                         6,695          5,856        4,896
Performance ratios
Return on average assets                                            1.25%          1.25%        1.13%
Return on average common shareholders' equity                      15.88          17.04        15.52
Efficiency ratio                                                   58.08          57.52        61.22
Per common share data
Earnings                                                       $    3.86     $     3.58    $    3.03
Diluted earnings                                                    3.76           3.51         2.98
Cash basis financial data (2)
Earnings per common share                                           4.36           3.91         3.38
Diluted earnings per common share                                   4.24           3.84         3.32
Return on average tangible assets                                    1.45%         1.39%        1.27%
Return on average tangible common shareholders' equity             27.77          24.60        23.56
Efficiency ratio                                                   55.27          55.49        58.89

As Reported
-----------
Income statement
Merger-related charges, net                                    $      374    $       398   $       --
Income before income taxes                                         10,556          9,311        8,377
Income tax expense                                                  4,014          3,498        3,230
Net income                                                          6,542          5,813        5,147
Net income available to common shareholders                         6,431          5,611        4,896
Average common shares issued and outstanding (in thousands)     1,733,194      1,638,382    1,613,404
Performance ratios
Return on average assets                                            1.20%          1.20%        1.13%
Return on average common shareholders' equity                      15.26          16.32        15.52
Total equity to total assets (at year end)                          7.81           7.91         7.86
Total average equity to total average assets                        8.02           7.61         7.51
Dividend payout ratio                                              32.09          30.05        29.13
Per common share data
Earnings                                                       $    3.71     $     3.42    $    3.03
Diluted earnings                                                    3.61           3.36         2.98
Cash dividends paid                                                 1.37           1.20         1.04
Book value                                                         25.49          22.10        20.89
Cash basis financial data (2)
Earnings per common share                                           4.20           3.76         3.38
Diluted earnings per common share                                   4.09           3.69         3.32
Return on average tangible assets                                    1.40%          1.34%        1.27%
Return on average tangible common shareholders' equity             26.80          23.65        23.56
Ending tangible equity to tangible assets                           5.19           6.31         6.19
Balance sheet (at year end)
Total loans and leases                                         $  342,140    $   317,709   $  302,804
Total assets                                                      570,983        477,702      461,775
Total deposits                                                    346,297        309,100      296,316
Long-term debt                                                     42,887         40,041       34,349
Common shareholders' equity                                        43,907         35,429       33,532
Total shareholders' equity                                         44,584         37,793       36,295
Risk-based capital ratios (at year end) (3)
Tier 1 capital                                                       6.50%          7.76%        7.24%
Total capital                                                      10.89          12.66        11.58
Leverage ratio                                                      5.57           7.09         6.27
Market price per share of common stock
Closing                                                        $ 60 13/16    $    48 7/8   $ 34 13/16
High                                                             71 11/16         52 5/8       37 3/8
Low                                                                    48        32 3/16      22 5/16
=====================================================================================================

(1) Operating basis excludes merger-related charges.
(2) Cash basis calculations exclude goodwill and other intangible assets and their related amortization expense.
(3) Ratios prior to 1998 have not been restated to reflect the impact of the BankAmerica and Barnett mergers.

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

     The business segments summarized in Table Two are primarily managed with a focus on various performance objectives including net income, return on average equity and operating efficiency. These performance objectives are also presented on a cash basis, which excludes the impact of goodwill and other intangible assets and their related amortization expense. The net interest income of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business segment based on an assessment of its inherent risk.

     See Note Seventeen of the consolidated financial statements on page 95 for additional business segment information and reconciliations to consolidated amounts.


     Consumer Banking

     The Consumer Banking segment provides comprehensive retail banking products and services to individuals and small businesses through multiple delivery channels including approximately 4,500 banking centers and 14,000 automated teller machines (ATMs). These banking centers and ATMs are located principally throughout the Corporation's franchise and serve approximately 30 million households in 21 states and the District of Columbia. This segment also provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit and debit cards, direct banking via telephone and internet, student lending and certain insurance services. The consumer finance component provides mortgage, home equity and automobile loans to consumers, retail finance programs to dealers and lease financing to purchasers of new and used cars.

     Consumer Banking's net income remained essentially unchanged at $3.9 billion in 1999 compared to 1998. Taxable-equivalent net interest income decreased $283 million to $11.5 billion in 1999 from $11.8 billion in 1998, reflecting the impact of securitizations, loan sales, divestitures and lower loan spreads, particularly in consumer finance, partially offset by managed loan growth and increased core deposit levels. As the Corporation continues to securitize loans, its role becomes that of a servicer and the servicing income, as well as the gains on securitizations, are reflected in noninterest income. Average managed loans and leases increased $25.6 billion to $203.0 billion in 1999 compared to $177.4 billion in 1998. Average total deposits increased slightly to $229.7 billion from $228.9 billion in 1998, and reflected a favorable shift toward more core deposits. The net interest yield increased five basis points during 1999 to 4.93 percent from 4.88 percent in 1998.

     Noninterest income in Consumer Banking declined $93 million in 1999 to $6.5 billion from $6.6 billion in 1998, due to lower other income resulting from gains realized on the sale of a manufactured housing unit and the sale of real estate included in premises and equipment during 1998. The decline in other income was partially offset by increased mortgage servicing and production fees and credit card income. Mortgage servicing and production fees increased $145 million to $662 million in 1999 compared to $517 million in 1998, primarily due to benefits from slower prepayments, reductions in the cost to service loans and higher revenue from portfolio growth.

     Other noninterest expense decreased $479 million to $10.5 billion in 1999 from $11.0 billion in 1998 primarily due to reductions in personnel expense, data processing expense and other general operating expense. These decreases mainly reflect successful merger-related savings efforts. The efficiency ratio improved to 58.5 percent in 1999 compared to 59.9 percent in 1998. The cash basis efficiency ratio improved 160 basis points to 55.0 percent in 1999, compared to 56.6 percent in 1998. The return on average equity increased to
19.9 percent in 1999 from 19.2 percent in 1998. The return on tangible equity increased to 30.4 percent in 1999 compared to 29.3 percent in 1998.

 Commercial Banking

     The Commercial Banking segment provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million. Services provided include commercial lending, treasury and cash management services, asset-backed lending and factoring. Also included in this segment are the Corporation's commercial finance operations which provide equipment loans and leases, loans for debt restructuring, mergers and working capital, real estate and health care financing and inventory financing to manufacturers, distributors and dealers.

     Commercial Banking's net income decreased $75 million to $878 million in 1999 compared to $953 million in 1998 primarily due to increased provision expense. Taxable-equivalent net interest income remained essentially unchanged at $2.2 billion for the years ended December 31, 1999 and 1998, primarily reflecting loan and deposit growth, offset by lower loan spreads due to competitive pricing and changes in the product composition. Commercial Banking's average managed loan and lease portfolio during 1999 increased slightly to $55.4 billion compared to $53.5 billion during 1998.

     Noninterest income increased $164 million to $894 million in 1999 from $730 million in 1998. This increase included higher revenue from investment banking activities.

     Other noninterest expense for the period increased $88 million to $1.5 billion in 1999 from $1.4 billion in 1998, primarily due to an increase in other general operating expense. The efficiency ratio improved to 47.8 percent in 1999 from 48.1 percent in 1998. The cash basis efficiency ratio increased 130 basis points to 45.9 percent in 1999 from 44.6 percent in 1998. Return on average equity increased to 20.7 percent in 1999 from 20.1 percent in 1998. The return on tangible equity decreased to 24.6 percent in 1999 compared to 27.1 percent in 1998.


     Global Corporate and Investment Banking

     The Global Corporate and Investment Banking segment provides a broad array of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, cash management, foreign exchange, leasing, leveraged finance, project finance, real estate finance, senior bank debt, structured finance and trade services. Through a separate subsidiary, Banc of America Securities LLC, formerly NationsBanc Montgomery Securities, Global Corporate and Investment Banking is a primary dealer of U.S. Government securities, underwrites and makes markets in equity securities, and underwrites and deals in high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed and asset-backed securities, federal agencies securities and municipal securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers, offers traditional brokerage service to high-net-worth individuals and provides prime-brokerage services. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services and private placements are also provided through Banc of America Securities LLC. Additionally, Global Corporate and Investment Banking is a market maker in derivative products which include swap agreements, option contracts, forward settlement contracts, financial futures, and other derivative products in certain interest rate, foreign exchange, commodity and equity markets. In support of these activities, Global Corporate and Investment Banking takes positions in securities and derivatives to support client demands and for its own account.

     Global Corporate and Investment Banking's net income increased significantly to $2.3 billion in 1999 compared to $292 million in 1998, an increase of $2.0 billion. Taxable-equivalent net interest income remained essentially unchanged at $3.8 billion for the years ended December 31, 1999 and 1998, as slightly higher contributions from trading-related activities were offset by strategic reductions in both the foreign and commercial real estate loan portfolios and lower loan spreads. The average managed loan and lease portfolio increased $1.2 billion to $111.9 billion in 1999 compared to $110.7 billion in 1998.

     Noninterest income for 1999 increased $1.4 billion to $4.3 billion in 1999 from $2.9 billion in 1998, reflecting an increase in trading account profits and fees in 1999 which was driven by strong activities in most areas, particularly equity and advisory, as well as the write-down of Russian securities and losses in corporate bonds in 1998.

     Other noninterest expense decreased $110 million to $4.6 billion in 1999 from $4.7 billion in 1998, due primarily to decreased personnel expense and other general operating expense. The efficiency ratio improved to 56.4 percent in 1999 from 70.6 percent in 1998. The cash basis efficiency ratio improved to
54.5 percent for 1999 compared to 68.1 percent for 1998. Return on average equity increased to 17.6 percent in 1999 from 2.3 percent in 1998. The return on tangible equity increased to 21.1 percent in 1999 from 4.1 percent in 1998.


     Principal Investing and Asset Management

     The Principal Investing and Asset Management segment includes Principal Investing and the three businesses of Asset Management. Principal Investing includes direct equity investments in businesses and investments in general partnership funds. Asset Management includes the Private Bank, Banc of America Capital Management and Banc of America Investment Services, Inc. The Private Bank offers financial solutions to high-net-worth clients and foundations in the U.S. and internationally by providing customized asset management and credit, financial advisory, fiduciary and trust services, and banking services. Banc of America Capital Management, offering management of equity, fixed income, cash and alternative investments, manages the assets of individuals, corporations, municipalities, foundations and universities, and public and private institutions, as well as provides advisory services to the Corporation's affiliated family of mutual funds. Banc of America Investment Services, Inc. provides both full-service and discount brokerage services through investment professionals located throughout the franchise and a highly-rated brokerage website that provides customers a wide array of market analyses, investment research and self-help tools, as well as account information and transaction capabilities.

     The Asset Management Group seeks to help all customers and clients accumulate, grow and preserve their wealth by providing intellectual solutions for their needs. These businesses continually build on their strong capabilities and align with other lines of businesses within the Corporation to strengthen partnerships to better meet the needs of all customers and clients.

     Principal Investing and Asset Management's net income increased $350 million to $841 million in 1999 compared to $491 million in 1998. Taxable-equivalent net interest income in 1999 increased $42 million to $501 million compared to $459 million in 1998, reflecting strong loan growth in commercial and residential mortgage loans partially offset by spread compression on loans and deposits. The average managed loan and lease portfolio in 1999 increased $3.8 billion to $19.0 billion compared to $15.2 billion during 1998.

     Noninterest income for 1999 increased $410 million to $2.3 billion in 1999 compared to $1.9 billion in 1998, primarily attributable to growth in principal investing income, brokerage income and asset management fees. Principal investing income reflected continued growth in this business and a gain on the sale of an investment in a sub-prime mortgage lender in 1999. Brokerage income and asset management fees had strong core growth during 1999 which was somewhat offset by the sale of the investment management operations of Robertson Stephens.

     Other noninterest expense decreased $236 million to $1.4 billion in 1999 from $1.6 billion in 1998, due primarily to lower personnel expense, professional fees, other general operating expense and processing expense. The efficiency ratio improved to 48.0 percent in 1999 from 67.1 percent in 1998. The cash basis efficiency ratio improved to 46.7 percent in 1999 from 65.9 percent in 1998. Return on average equity increased to 26.9 percent in 1999 from 20.1 percent in 1998. The return on tangible equity increased to 30.7 percent in 1999 from 22.8 percent in 1998.

Table Two
Business Segment Summary

                                      Consumer Banking       Commercial Banking
                                   ---------------------   -----------------------
(Dollars in millions)                  1999        1998       1999         1998
----------------------------------------------------------------------------------
Net income                          $  3,899    $  3,879    $   878      $   953
Cash basis earnings (1)                4,537       4,485        935        1,054
Net interest yield                      4.93%       4.88%      3.93%        3.97%
Average equity to average assets        7.53        7.59       7.13         7.92
Return on average equity                19.9        19.2       20.7         20.1
Return on tangible equity (1)           30.4        29.3       24.6         27.1
Efficiency ratio                        58.5        59.9       47.8         48.1
Cash basis efficiency ratio (1)         55.0        56.6       45.9         44.6
Average:
 Total loans and leases             $181,278    $169,251    $55,421      $53,887
 Total deposits                      229,652     228,938     22,124       20,342
 Total assets                        259,980     265,889     59,392       59,931
Year-end:
 Total loans and leases              186,950     171,252     57,508       56,330
 Total deposits                      228,481     233,317     26,389       23,942
 Total assets                        255,401     271,695     63,066       61,772
==================================================================================


                                                             Principal Investing
                                     Global Corporate and            and
                                      Investment Banking      Asset Management
                                   ------------------------ ---------------------
(Dollars in millions)                  1999        1998        1999       1998
---------------------------------------------------------------------------------
Net income                          $  2,254     $    292    $   841    $   491
Cash basis earnings (1)                2,412          460        876        518
Net interest yield                      2.10%        2.12%      2.57%      2.94%
Average equity to average assets        5.88         5.84      13.30      12.77
Return on average equity               17.6          2.3       26.9       20.1
Return on tangible equity (1)          21.1          4.1       30.7       22.8
Efficiency ratio                       56.4         70.6       48.0       67.1
Cash basis efficiency ratio (1)        54.5         68.1       46.7       65.9
Average:
 Total loans and leases             $107,514     $109,543    $19,034    $15,174
 Total deposits                       64,702       64,262     11,416     11,784
 Total assets                        217,409      217,709     23,482     19,173
Year-end:
 Total loans and leases              105,315      112,903     21,004     17,810
 Total deposits                       64,195       67,827     11,179     12,542
 Total assets                        223,930      229,441     26,004     21,579
=================================================================================

(1) Cash basis calculations exclude goodwill and other intangible assets and their related amortization expense.

Results of Operations

Net Interest Income

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the last three years and most recent five quarters is presented in Tables Three and Twenty-One, respectively. The changes in net interest income from year to year are analyzed in Table Four.

     As reported, net interest income on a taxable-equivalent basis remained essentially unchanged at $18.5 billion in 1999 compared to 1998. Management also reviews "Core net interest income", which adjusts reported net interest income for the impact of trading-related activities, securitizations, asset sales and divestitures. For purposes of internal analysis, management combines trading-related net interest income with trading revenue, as discussed in the "Noninterest Income" section below, as trading strategies are typically evaluated on total revenue. The determination of core net interest income also requires adjustment for the impact of securitizations (primarily home equity and credit card), asset sales (primarily residential and commercial real estate loans) and divestitures. Net interest income associated with assets that have been securitized is predominantly offset in noninterest income, as the Corporation takes on the role of servicer and records servicing income and gains on securitizations, where appropriate.

     The table below provides a reconciliation between net interest income on a taxable-equivalent basis presented in Table Three and core net interest income for the year ended December 31:



(Dollars in millions)                                               1999         1998         Change
-------------------------------------------------------------------------------------------------------
 Net interest income
 As reported (1)                                                 $  18,452    $  18,461       (0.05)%
 Less: Trading-related net interest income                            (662)        (608)
 Add: Impact of securitizations, asset sales and divestitures          874          313
-------------------------------------------------------------------------------------------------------
  Core net interest income                                       $  18,664    $  18,166        2.74%
-------------------------------------------------------------------------------------------------------
 Average earning assets
 As reported                                                     $ 531,511    $ 499,739        6.36%
 Less: Trading-related earning assets                              (85,772)     (71,576)
 Add: Earning assets securitized, sold and divested                 20,105        5,950
------------------------------------------------------------------------------------------------------
  Core average earning assets                                    $ 465,844    $ 434,113        7.31%
------------------------------------------------------------------------------------------------------
 Net yield on earning assets (1,2)
 As reported                                                          3.47%        3.69%        (22)bp
 Add: Impact of trading-related activities                            0.52         0.48           4
      Impact of securitizations, asset sales and divestitures         0.03         0.02           1
------------------------------------------------------------------------------------------------------
  Core net interest yield on earning assets                           4.02%        4.19%        (17)bp
======================================================================================================

(1) Net interest income is presented on a taxable-equivalent basis.
(2) bp denotes basis points; 100 bp equals 1%.


     Core net interest income on a taxable-equivalent basis increased $498 million, or 2.7 percent, to $18.7 billion in 1999 compared to $18.2 billion in 1998. Managed loan growth, particularly in consumer loan products, and higher levels of core deposits and equity were partially offset by the impact of changing rates and spread compression during 1999.

     Core average earning assets increased $31.7 billion to $465.8 billion in 1999 compared to $434.1 billion in 1998, primarily reflecting managed loan growth of nine percent and higher levels of investment securities. Managed consumer loans increased 15 percent, led by growth in residential mortgages and real-estate secured consumer finance loans of 21 percent and 34 percent, respectively. Loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentrations.

     The core net interest yield decreased 17 basis points to 4.02 percent in 1999 compared to 4.19 percent in 1998, mainly due to higher levels of lower-yielding investment securities, a shift in loan mix to lower-yielding residential mortgages, changes in interest rates and spread compression and the cost of the Corporation's share repurchase program during 1999.

Table Three
Average Balances and Interest Rates -- Taxable-Equivalent Basis

                                                                         1999                              1998
                                                           --------------------------------- ---------------------------------
                                                                        Interest                          Interest
                                                             Average     Income/    Yield/     Average     Income/    Yield/
(Dollars in millions)                                        Balance     Expense     Rate      Balance     Expense     Rate
------------------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments      $  5,268    $   295        5.59%  $  7,649     $   514       6.72%
Federal funds sold and securities purchased under
 agreements to resell                                        32,252      1,666        5.17     27,288       1,828       6.70
Trading account assets                                       39,206      2,102        5.36     39,774       2,634       6.62
Securities:
 Available-for-sale(1)                                       78,552      4,809        6.12     62,571       4,286       6.85
 Held-for-investment                                          1,575        112        7.16      4,113         282       6.88
----------------------------------------------------------------------------------------------------------------------------
  Total securities                                           80,127      4,921        6.14     66,684       4,568       6.85
----------------------------------------------------------------------------------------------------------------------------
Loans and leases(2):
 Commercial - domestic                                      138,339     10,112        7.31    130,177       9,988       7.67
 Commercial - foreign                                        29,374      1,897        6.46     31,015       2,246       7.24
 Commercial real estate - domestic                           25,533      2,115        8.28     28,418       2,503       8.81
 Commercial real estate - foreign                               294         25        8.76        330          33      10.05
----------------------------------------------------------------------------------------------------------------------------
  Total commercial                                          193,540     14,149        7.31    189,940      14,770       7.78
----------------------------------------------------------------------------------------------------------------------------
 Residential mortgage                                        78,948      5,667        7.18     70,842       4,880       6.89
 Home equity lines                                           16,152      1,268        7.85     16,129       1,741      10.79
 Direct/Indirect consumer                                    42,274      3,469        8.21     40,204       3,506       8.72
 Consumer finance                                            18,752      1,670        8.91     14,368       1,529      10.64
 Bankcard                                                     9,778      1,134       11.59     12,960       1,638      12.64
 Foreign consumer                                             3,339        316        9.45      3,397         357      10.51
----------------------------------------------------------------------------------------------------------------------------
  Total consumer                                            169,243     13,524        7.99    157,900      13,651       8.65
----------------------------------------------------------------------------------------------------------------------------
   Total loans and leases                                   362,783     27,673        7.63    347,840      28,421       8.17
----------------------------------------------------------------------------------------------------------------------------
Other earning assets                                         11,875        881        7.41     10,504         786       7.49
----------------------------------------------------------------------------------------------------------------------------
  Total earning assets(3)                                   531,511     37,538        7.06    499,739      38,751       7.75
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                    25,766                            24,907
Other assets, less allowance for credit losses               59,561                            59,841
----------------------------------------------------------------------------------------------------------------------------
  Total assets                                             $616,838                          $584,487
============================================================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
 Savings                                                   $ 23,655        300        1.27   $ 22,692         421       1.86
 NOW and money market deposit accounts                       98,649      2,374        2.41     96,541       2,536       2.63
 Consumer CDs and IRAs                                       74,010      3,534        4.78     74,655       3,915       5.24
 Negotiated CDs, public funds and other time deposits         6,646        361        5.44      7,604         414       5.44
----------------------------------------------------------------------------------------------------------------------------
  Total domestic interest-bearing deposits                  202,960      6,569        3.24    201,492       7,286       3.62
----------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits(4):
 Banks located in foreign countries                          16,301        802        4.92     24,587       1,405       5.72
 Governments and official institutions                        7,884        400        5.08     10,517         590       5.61
 Time, savings and other                                     25,949      1,231        4.74     24,261       1,530       6.30
----------------------------------------------------------------------------------------------------------------------------
  Total foreign interest-bearing deposits                    50,134      2,433        4.85     59,365       3,525       5.94
----------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits                          253,094      9,002        3.56    260,857      10,811       4.14
----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
 to repurchase and other short-term borrowings              116,150      5,826        5.02     90,630       5,239       5.78
Trading account liabilities                                  15,458        658        4.26     17,472         895       5.12
Long-term debt(5)                                            57,574      3,600        6.25     49,969       3,345       6.69
----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities(6)                     442,276     19,086        4.32    418,928      20,290       4.84
----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
 Noninterest-bearing deposits                                88,654                            84,628
 Other liabilities                                           39,307                            36,102
 Shareholders' equity                                        46,601                            44,829
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity               $616,838                          $584,487
============================================================================================================================
Net interest spread                                                                   2.74                              2.91
Impact of noninterest-bearing sources                                                  .73                               .78
----------------------------------------------------------------------------------------------------------------------------
  Net interest income/yield on earning assets                          $18,452        3.47%               $18,461       3.69%
============================================================================================================================



                                                                         1997
                                                           --------------------------------
                                                                        Interest
                                                             Average    Income/    Yield/
(Dollars in millions)                                        Balance    Expense     Rate
-------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments      $  8,379    $   541       6.46%
Federal funds sold and securities purchased under
 agreements to resell                                        23,437      1,516       6.47
Trading account assets                                       38,284      2,588       6.76
Securities:
 Available-for-sale(1)                                       42,867      2,959       6.90
 Held-for-investment                                          5,402        389       7.19
------------------------------------------------------------------------------------------
  Total securities                                           48,269      3,348       6.94
------------------------------------------------------------------------------------------
Loans and leases(2):
 Commercial - domestic                                      117,465      9,386       7.99
 Commercial - foreign                                        28,295      1,995       7.05
 Commercial real estate - domestic                           29,468      2,748       9.33
 Commercial real estate - foreign                               156         30      19.24
------------------------------------------------------------------------------------------
  Total commercial                                          175,384     14,159       8.07
------------------------------------------------------------------------------------------
 Residential mortgage                                        80,593      5,683       7.05
 Home equity lines                                           14,760      1,813      12.29
 Direct/Indirect consumer                                    39,270      3,464       8.82
 Consumer finance                                            13,845      1,625      11.73
 Bankcard                                                    15,920      2,127      13.36
 Foreign consumer                                             3,379        301       8.90
------------------------------------------------------------------------------------------
  Total consumer                                            167,767     15,013       8.95
------------------------------------------------------------------------------------------
   Total loans and leases                                   343,151     29,172       8.50
------------------------------------------------------------------------------------------
Other earning assets                                          3,442        325       9.46
------------------------------------------------------------------------------------------
  Total earning assets(3)                                   464,962     37,490       8.06
------------------------------------------------------------------------------------------
Cash and cash equivalents                                    24,187
Other assets, less allowance for credit losses               54,647
------------------------------------------------------------------------------------------
  Total assets                                             $543,796
==========================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
 Savings                                                   $ 24,559        490       2.00
 NOW and money market deposit accounts                       95,204      2,529       2.66
 Consumer CDs and IRAs                                       77,479      4,101       5.29
 Negotiated CDs, public funds and other time deposits         6,412        360       5.62
------------------------------------------------------------------------------------------
  Total domestic interest-bearing deposits                  203,654      7,480       3.67
------------------------------------------------------------------------------------------
Foreign interest-bearing deposits(4):
 Banks located in foreign countries                          22,100      1,274       5.77
 Governments and official institutions                       10,801        591       5.47
 Time, savings and other                                     22,093      1,339       6.06
------------------------------------------------------------------------------------------
  Total foreign interest-bearing deposits                    54,994      3,204       5.83
------------------------------------------------------------------------------------------
   Total interest-bearing deposits                          258,648     10,684       4.13
------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
 to repurchase and other short-term borrowings               70,399      4,105       5.83
Trading account liabilities                                  15,285        975       6.38
Long-term debt(5)                                            46,337      3,137       6.77
------------------------------------------------------------------------------------------
  Total interest-bearing liabilities(6)                     390,669     18,901       4.84
------------------------------------------------------------------------------------------
Noninterest-bearing sources:
 Noninterest-bearing deposits                                78,235
 Other liabilities                                           31,282
 Shareholders' equity                                        43,610
------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity               $543,796
==========================================================================================
Net interest spread                                                                  3.22
Impact of noninterest-bearing sources                                                 .78
------------------------------------------------------------------------------------------
  Net interest income/yield on earning assets                          $18,589       4.00%
==========================================================================================

(1) The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent basis adjustments of $215, $163 and $157 in 1999, 1998 and 1997, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying assets $306, $174 and $159 in 1999, 1998 and 1997, respectively.
(4) Primarily consists of time deposits in denominations of $100,000 or more.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which decreased (increased) interest expense on the underlying liabilities $116, $(45) and $15 in 1999, 1998 and 1997, respectively.

Table Four
Analysis of Changes in Net Interest Income -- Taxable-Equivalent Basis

                                                                         From 1998 to 1999
                                                              ---------------------------------------
                                                                 Due to Change in(1)
                                                              -------------------------
                                                                                             Net
(Dollars in millions)                                            Volume        Rate         Change
-----------------------------------------------------------------------------------------------------
Increase (decrease) in interest income
Time deposits placed and other short-term investments            $(143)       $ (76)      $   (219)
Federal funds sold and securities purchased under
 agreements to resell                                              299         (461)          (162)
Trading account assets                                             (37)        (495)          (532)
Securities:
 Available-for-sale                                              1,013         (490)           523
 Held-for-investment                                              (180)          10           (170)
-----------------------------------------------------------------------------------------------------
  Total securities                                                                             353
-----------------------------------------------------------------------------------------------------
Loans and leases:
 Commercial - domestic                                             609         (485)           124
 Commercial - foreign                                             (115)        (234)          (349)
 Commercial real estate - domestic                                (245)        (143)          (388)
 Commercial real estate - foreign                                   (3)          (5)            (8)
-----------------------------------------------------------------------------------------------------
  Total commercial                                                                            (621)
-----------------------------------------------------------------------------------------------------
 Residential mortgage                                              576          211            787
 Home equity lines                                                   2         (475)          (473)
 Direct/Indirect consumer                                          176         (213)           (37)
 Consumer finance                                                  417         (276)           141
 Bankcard                                                         (377)        (127)          (504)
 Foreign consumer                                                   (6)         (35)           (41)
-----------------------------------------------------------------------------------------------------
  Total consumer                                                                              (127)
-----------------------------------------------------------------------------------------------------
   Total loans and leases                                                                     (748)
-----------------------------------------------------------------------------------------------------
Other earning assets                                               102            (7)           95
-----------------------------------------------------------------------------------------------------
   Total interest income                                                                    (1,213)
-----------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense
Domestic interest-bearing deposits:
 Savings                                                            17         (138)          (121)
 NOW and money market deposit accounts                              54         (216)          (162)
 Consumer CDs and IRAs                                             (34)        (347)          (381)
 Negotiated CDs, public funds and other time deposits              (52)          (1)           (53)
-----------------------------------------------------------------------------------------------------
  Total domestic interest-bearing deposits                                                    (717)
-----------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits:
 Banks located in foreign countries                               (427)        (176)          (603)
 Governments and official institutions                            (137)         (53)          (190)
 Time, savings and other                                           101         (400)          (299)
-----------------------------------------------------------------------------------------------------
  Total foreign interest-bearing deposits                                                   (1,092)
-----------------------------------------------------------------------------------------------------
   Total interest-bearing deposits                                                          (1,809)
-----------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements to
 repurchase and other short-term borrowings                      1,342         (755)           587
Trading account liabilities                                        (96)        (141)          (237)
Long-term debt                                                     486         (231)           255
-----------------------------------------------------------------------------------------------------
   Total interest expense                                                                   (1,204)
-----------------------------------------------------------------------------------------------------
    Net decrease in net interest income                                                   $     (9)
=====================================================================================================



                                                                      From 1997 to 1998
                                                              ---------------------------------
                                                              Due to Change in(1)
                                                              -------------------
                                                                                       Net
(Dollars in millions)                                           Volume     Rate       Change
-----------------------------------------------------------------------------------------------
Increase (decrease) in interest income
Time deposits placed and other short-term investments          $  (48)   $    21    $    (27)
Federal funds sold and securities purchased under
 agreements to resell                                             256         56         312
Trading account assets                                             99        (53)         46
Securities:
 Available-for-sale                                             1,350        (23)      1,327
 Held-for-investment                                              (89)       (18)       (107)
-----------------------------------------------------------------------------------------------
  Total securities                                                                     1,220
-----------------------------------------------------------------------------------------------
Loans and leases:
 Commercial - domestic                                            986       (384)        602
 Commercial - foreign                                             196         55         251
 Commercial real estate - domestic                                (96)      (149)       (245)
 Commercial real estate - foreign                                  22        (19)          3
-----------------------------------------------------------------------------------------------
  Total commercial                                                                       611
-----------------------------------------------------------------------------------------------
 Residential mortgage                                            (674)      (129)       (803)
 Home equity lines                                                159       (231)        (72)
 Direct/Indirect consumer                                          82        (40)         42
 Consumer finance                                                  60       (156)        (96)
 Bankcard                                                        (379)      (110)       (489)
 Foreign consumer                                                   2         54          56
-----------------------------------------------------------------------------------------------
  Total consumer                                                                      (1,362)
-----------------------------------------------------------------------------------------------
   Total loans and leases                                                               (751)
-----------------------------------------------------------------------------------------------
Other earning assets                                              541        (80)        461
-----------------------------------------------------------------------------------------------
   Total interest income                                                               1,261
-----------------------------------------------------------------------------------------------
Increase (decrease) in interest expense
Domestic interest-bearing deposits:
 Savings                                                          (36)       (33)        (69)
 NOW and money market deposit accounts                             35        (28)          7
 Consumer CDs and IRAs                                           (148)       (38)       (186)
 Negotiated CDs, public funds and other time deposits              65        (11)         54
-----------------------------------------------------------------------------------------------
  Total domestic interest-bearing deposits                                              (194)
-----------------------------------------------------------------------------------------------
Foreign interest-bearing deposits:
 Banks located in foreign countries                               142        (11)        131
 Governments and official institutions                            (16)        15          (1)
 Time, savings and other                                          135         56         191
-----------------------------------------------------------------------------------------------
  Total foreign interest-bearing deposits                                                321
-----------------------------------------------------------------------------------------------
   Total interest-bearing deposits                                                       127
-----------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements to
 repurchase and other short-term borrowings                     1,170        (36)      1,134
Trading account liabilities                                       128       (208)        (80)
Long-term debt                                                    243        (35)        208
-----------------------------------------------------------------------------------------------
   Total interest expense                                                              1,389
-----------------------------------------------------------------------------------------------
    Net decrease in net interest income                                             $   (128)
===============================================================================================

(1) The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume or rate for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provision for Credit Losses

     The provision for credit losses was $1.8 billion in 1999 compared to $2.9 billion in 1998. The decrease in the provision for credit losses was primarily due to a significant reduction in the inherent risk and size of the Corporation's emerging markets portfolio and a change in the composition of the loan portfolio from commercial real estate and foreign to more consumer residential mortgage loans as well as a $467 million decline in net charge-offs. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Credit Risk Management and Credit Portfolio Review" section on page 30.


Gains on Sales of Securities

     Gains on sales of securities were $240 million in 1999 compared to $1.0 billion in 1998. Securities gains were higher in 1998 as a result of favorable market conditions for certain debt instruments and higher activity in connection with the Corporation's overall risk management operations.


Noninterest Income

     As presented in Table Five, noninterest income increased $1.9 billion to $14.1 billion in 1999, primarily reflecting higher levels of trading account profits and fees, mortgage servicing income and credit card income, partially offset by declines in nondeposit-related service fees and other income.


Table Five
Noninterest Income

                                                                          Change
                                                                  ----------------------
(Dollars in millions)                            1999      1998      Amount     Percent
----------------------------------------------------------------------------------------
Service charges on deposit accounts            $ 3,645   $ 3,396    $ 249          7.3%
Mortgage servicing income                          673       389      284         73.0
Investment banking income                        2,244     2,009      235         11.7
Trading account profits and fees                 1,495       171    1,324          n/m
Brokerage income                                   724       728       (4)         (.5)
Nondeposit-related service fees                    554       652      (98)       (15.0)
Asset management and fiduciary service fees      1,023       973       50          5.1
Credit card income                               1,791     1,448      343         23.7
Other income                                     1,920     2,423     (503)       (20.8)
--------------------------------------------------------------------------------------
 Total                                         $14,069   $12,189    $1,880        15.4%
======================================================================================

n/m = not meaningful

o Service charges on deposit accounts include ATM and checkcard, interchange fees, overdraft fees and other deposit-related fees. Service charges on deposit accounts increased by $249 million to $3.6 billion in 1999 primarily due to increases in commercial checking account service charges and increased debit card activity.

o Mortgage servicing income increased $284 million to $673 million in 1999, primarily due to lower prepayment speeds as a result of higher interest rates and a reduction in servicing costs primarily due to service operation consolidations. The average managed portfolio of loans serviced increased $36 billion to $273 billion in 1999 compared to $237 billion in 1998. First mortgage loans originated through the Corporation decreased to $63.2 billion in 1999 compared to $79.1 billion in 1998, reflecting a slowdown in refinancings as a result of a general increase in levels of interest rates. Origination volume in 1999 was composed of approximately $33.2 billion of retail loans and $30.0 billion of correspondent and wholesale loans.

 In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between the loan commitment date and the loan funding date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was $2.7 billion at December 31, 1999 with associated net unrealized gains of $18 million. At December 31, 1998, the notional amount of such contracts was $9.8 billion with associated net unrealized losses of $8 million. These contracts have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain swap contracts. At December 31, 1999, deferred net losses from mortgage servicing rights hedging activity were $20 million, comprised of unamortized realized deferred gains of $313 million and unrealized losses of $333 million on closed and open positions, respectively. At December 31, 1998, by comparison, deferred net gains from mortgage servicing rights hedging activity were $456 million, comprised of unamortized realized deferred gains of $266 million and unrealized gains of $190 million on closed and open positions, respectively. The change in net deferred hedge results is attributable to the overall change in interest rates which resulted in slower mortgage prepayment speeds. Notional amounts of hedge instruments used for mortgage servicing rights hedging activities were $43.4 billion and $22.4 billion at December 31, 1999 and 1998, respectively. For additional information on mortgage banking activities, see Note One of the consolidated financial statements on page 58.

o Investment banking income increased $235 million to $2.2 billion in 1999, mainly due to increased levels of activity in principal investing, syndications and other investment banking income. Principal investing income increased $254 million to $833 million in 1999, primarily reflecting continued growth in this business and a gain on the sale of an investment in a sub-prime mortgage lender in 1999. Syndication fees increased $113 million to $514 million, reflecting the Corporation's strengthened position as lead arranger on syndication deals during 1999. Other investment banking income increased $55 million to $172 million in 1999, primarily due to a gain on the sale of other assets in 1999. The increases in investment banking income were partially offset by lower levels of securities underwriting fees and advisory services fees, primarily due to the sale of the investment banking operations of Robertson Stephens in the third quarter of 1998. Securities underwriting fees decreased $123 million to $461 million in 1999. Advisory services fees decreased $64 million to $264 million in 1999. Investment banking income by major activity follows:



(Dollars in millions)           1999      1998
------------------------------------------------
  Investment banking income
  Principal investing         $  833    $  579
  Securities underwriting        461       584
  Syndications                   514       401
  Advisory services              264       328
  Other                          172       117
----------------------------------------------
  Total                       $2,244    $2,009
==============================================

o Trading account profits and fees represent the net amount earned from the Corporation's trading positions including trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand and positions for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits and fees, as reported in the Corporation's consolidated statement of income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding. Trading account profits and fees, as well as trading-related net interest income ("trading-related revenue") are presented in the table on the following page as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, debt and equity securities and derivative contracts in interest rates, equities, credit and commodities. Trading-related revenue increased $1.4 billion to $2.2 billion in 1999, primarily due to higher levels of revenue from equities, interest rate contracts and fixed income. Income from equities was favorably impacted by growth in the equity business in 1999. Prior year interest rate contracts and fixed income were negatively impacted by a write-down of Russian securities and losses in corporate bonds and commercial mortgages due to widening spreads.

(Dollars in millions)                                           1999      1998
------------------------------------------------------------------------------
          Trading account profits and fees - as reported      $1,495    $  171
          Net interest income                                    662       608
==============================================================================
           Total trading-related revenue                      $2,157    $  779
------------------------------------------------------------------------------
          Trading-related revenue by product
          Foreign exchange contracts                          $  570    $  617
          Interest rate contracts                                533       172
          Fixed income                                           499      (256)
          Equities                                               503       184
          Commodities and other                                   52        62
------------------------------------------------------------------------------
           Total trading-related revenue                      $2,157    $  779
==============================================================================

o Nondeposit-related fees decreased 15 percent to $554 million in 1999, primarily due to reduced general banking services and official check and draft fees.

o Asset management and fiduciary service fees increased $50 million to $1.0 billion in 1999, primarily due to growth in core operations reflecting increases in market value and new business, partially offset by the sale of the investment management operations of Robertson Stephens in 1999. An analysis of asset management and fiduciary service fees by major business activity follows:



(Dollars in millions)                                         1999     1998
---------------------------------------------------------------------------
          Asset management and fiduciary service fees
          Private bank                                        $  750    $728
          Funds and institutional investment management          246     182
          Retirement services, corporate trust and other          27      63
----------------------------------------------------------------------------
           Total                                              $1,023    $973
============================================================================


                                      December 31
                                -----------------------
                                    1999        1998
                                ----------- -----------
  Market value of assets
  Assets under management        $247,458    $233,500
  Assets under administration     309,581     300,167
======================================================

o Credit card income increased $343 million to $1.8 billion in 1999, primarily due to higher interchange and merchant volumes, as well as higher excess servicing income, a result of higher levels of securitizations. Credit card income includes securitization gains of $18 million and $32 million in 1999 and 1998, respectively, and revenue from the securitized portfolio of $226 million and $178 million in 1999 and 1998, respectively.

o Other income totaled $1.9 billion in 1999, a decrease of $503 million from 1998. Other income in 1998 included a $479 million gain on the sale of a manufactured housing unit, $144 million from securitization gains, a $110 million gain on the sale of a partial ownership interest in a mortgage company and an $84 million gain on the sale of real estate included in premises and equipment, partially offset by write-downs associated with an investment in DE Shaw and other equity investments in 1998. Other income in 1999 included an $89 million gain on the sale of certain businesses, $80 million from securitization gains, a $63 million gain on the sale of substantially all remaining out-of-franchise credit card loans and a $17 million gain on the sale of certain branches. Other income also includes certain prepayment fees and other fees, net rental income on automobile leases classified as operating leases, servicing and related fees from the consumer finance business, insurance commissions and earnings and bankers' acceptances and letters of credit fees.

Other Noninterest Expense

     As presented in Table Six, the Corporation's other noninterest expense decreased $755 million to $18.0 billion in 1999. This decrease was attributable to merger-related savings, resulting in lower levels of personnel, professional fees, other general operating expense and general administrative and other expense.


Table Six
Other Noninterest Expense

                                            1999                    1998                    Change
                                   ----------------------- ----------------------- -------------------------
(Dollars in millions)                Amount    Percent(1)    Amount    Percent(1)     Amount       Percent
------------------------------------------------------------------------------------------------------------
Personnel                           $ 9,308        28.7%    $ 9,412        30.7%      $(104)        ( 1.1)%
Occupancy                             1,627         5.0       1,643         5.4         (16)        ( 1.0)
Equipment                             1,346         4.1       1,404         4.6         (58)        ( 4.1)
Marketing                               537         1.7         581         1.9         (44)        ( 7.6)
Professional fees                       630         1.9         843         2.8        (213)        (25.3)
Amortization of intangibles             888         2.7         902         2.9         (14)        ( 1.6)
Data processing                         763         2.3         765         2.5          (2)        (  .3)
Telecommunications                      549         1.7         563         1.8         (14)        ( 2.5)
Other general operating               1,820         5.6       2,044         6.6        (224)        (11.0)
General administrative and other        518         1.6         584         1.9         (66)        (11.3)
------------------------------------------------------------------------------------------------------------
 Total                              $17,986        55.3%    $18,741        61.1%      $(755)        ( 4.0)%
============================================================================================================

(1) Percent of net interest income on a taxable-equivalent basis and noninterest income.

o Personnel expense decreased $104 million to $9.3 billion in 1999, primarily attributable to the merger-related savings in salaries and wages, partially offset by higher incentive compensation. At December 31, 1999, the Corporation had approximately 156,000 full-time equivalent employees compared to approximately 171,000 at December 31, 1998.

o Professional fees decreased $213 million from 1998 to $630 million in 1999, primarily due to decreases in use of outside legal and other professional services.

o Other general operating expense decreased $224 million to $1.8 billion in 1999, primarily due to lower loan collection expense and insurance expense, partially offset by increased credit card processing expense and postage expense.

o General administrative and other expense decreased $66 million to $518 million in 1999, mainly as a result of decreased travel expense, personal property taxes and other taxes and licenses.

Year 2000 Project

     For the past several years, the Corporation has been taking corrective measures to ensure that, on January 1, 2000, its computer systems and equipment that use embedded computer chips would be able to distinguish between "1900" and "2000." The Corporation also undertook corrective measures to avoid any business disruptions on February 29, 2000 as a result of the millennium's first leap year. Due to these efforts, the Corporation has not experienced any material system errors or failures as a result of Year 2000 issues.

     Prior to December 31, 1999, the Corporation designed and implemented an event management communications center as a single point of coordination and information about all Year 2000 events, whether internal or external, that could impact normal business processes. The Corporation will continue to staff this center as needed through the end of the first quarter of 2000. In addition, the Corporation will continue its business as usual practices to monitor its computer systems and infrastructure, as well as the Year 2000 efforts of third parties with which the Corporation does business. Although the Corporation does not anticipate that any future Year 2000 issues will result in a material impact on the Corporation, there can be no assurance that this will be the case.

     The Corporation has incurred cumulative Year 2000 costs of approximately $532 million through December 31, 1999. A significant portion of these costs was not incremental to the Corporation but instead constituted a reallocation of existing internal systems technology resources and, accordingly, was funded from normal operations. Remaining costs are expected to be immaterial and similarly funded.

     Forward-looking statements contained in the foregoing "Year 2000 Project" section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 9.


Income Taxes

     The Corporation's income tax expense for 1999 and 1998 was $4.3 billion and $2.9 billion, respectively. The effective tax rates for 1999 and 1998 were
35.5 percent and 35.8 percent, respectively. Note Fifteen of the consolidated financial statements on page 91 includes a reconciliation of expected federal income tax expense computed using the federal statutory rate of 35 percent to actual income tax expense.

Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet, which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The average balances discussed below can be derived from Table Three.

     Average levels of customer-based funds increased $5.5 billion to $291.6 billion in 1999 compared to $286.1 billion in 1998, primarily due to an increase in demand deposits. As a percentage of total sources, average levels of customer-based funds decreased to 47 percent in 1999 from 49 percent in 1998.

     Average levels of market-based funds increased $14.3 billion in 1999 to $181.7 billion. In addition, 1999 average levels of long-term debt increased by $7.6 billion over 1998, mainly the result of borrowings to fund earning asset growth and business development opportunities, build liquidity, repay maturing debt and fund share repurchases.

     The average securities portfolio in 1999 increased $13.4 billion over 1998 levels, representing 13 percent of total uses of funds in 1999 compared to 11 percent in 1998. See the following "Securities" section for additional information on the securities portfolio.

     Average loans and leases, the Corporation's primary use of funds, increased $14.9 billion to $362.8 billion in 1999. Average managed loans and leases increased $32.1 billion, or 9.0 percent, to $388.9 billion in 1999, reflecting strong loan growth in consumer products throughout the franchise due to continued strength in consumer product introductions in certain regions.

     Average other assets and cash and cash equivalents increased $579 million to $85.3 billion in 1999, primarily due to increases in the average balances of cash and cash equivalents, derivative-dealer assets and mortgage servicing rights, partially offset by a decrease in customers' acceptance liability.

     At December 31, 1999, cash and cash equivalents were $27.0 billion, a decrease of $1.3 billion from December 31, 1998. During 1999, net cash provided by operating activities was $12.1 billion, net cash used in investing activities was $31.3 billion and net cash provided by financing activities was $17.9 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 56 of the consolidated financial statements.

     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation monitors its assets and liabilities and modifies these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. The Corporation also takes into consideration the ability of its subsidiary banks to pay dividends to the parent company. See Note Twelve of the consolidated financial statements on page 82 for further details on dividend capabilities of its subsidiary banks. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

Securities

     The securities portfolio serves a primary role in the Corporation's balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity requirements and on- and off-balance sheet positions.

     The securities portfolio at December 31, 1999 consisted of available-for-sale securities totaling $81.7 billion and held-for-investment securities totaling $1.4 billion compared to $78.6 billion and $2.0 billion, respectively, at December 31, 1998. See Note Three of the consolidated financial statements on page 67 for further details on securities.

     The valuation allowance for available-for-sale securities and marketable equity securities included in shareholders' equity at December 31, 1999, reflects unrealized losses of $2.5 billion, net of related income taxes of $1.1 billion, primarily reflecting market valuation adjustments of $3.8 billion pre-tax net unrealized losses on available-for-sale securities and $248 million pre-tax net unrealized gains on marketable equity securities. The valuation allowance included in shareholders' equity at December 31, 1998, reflects unrealized gains of $303 million, net of related income taxes of $216 million, primarily reflecting pre-tax net unrealized gains of $354 million on available-for-sale securities and $165 million on marketable equity securities. The change in the valuation allowance was primarily attributable to an upward shift in certain segments of the U.S. Treasury yield curve during 1999.

     At December 31, 1999 and 1998, the market value of the Corporation's held-for-investment securities reflected pre-tax net unrealized losses of $152 million and $144 million, respectively.

     The estimated average duration of the available-for-sale securities portfolio was 4.05 years at December 31, 1999 compared to 4.14 years at December 31, 1998.


Loans and Leases

     Total loans and leases increased four percent to $370.7 billion at December 31, 1999 compared to $357.3 billion at December 31, 1998. As presented in Table Three, average total loans and leases increased four percent to $362.8 billion in 1999 compared to $347.8 billion in 1998, primarily due to core loan growth, partially offset by the impact of securitizations and loan sales of $24.2 billion in 1999 compared to $22.6 billion in 1998.

     Average commercial loans increased to $193.5 billion in 1999 compared to $189.9 billion in 1998, due largely to core loan growth. Average domestic commercial real estate loans decreased to $25.5 billion in 1999 compared to $28.4 billion in 1998, reflecting the impact of $1.6 billion of securitizations and loan sales in 1999 compared to $2.6 billion in 1998.

     Average residential mortgage loans increased 11 percent to $78.9 billion in 1999 compared to $70.8 billion in 1998, primarily due to core loan growth, partially offset by the impact of $13.4 billion of securitizations and loan sales in 1999 and $9.6 billion in 1998.

     Average bankcard loans declined $3.2 billion to $9.8 billion in 1999 compared to $13.0 billion in 1998 due to reductions in retail outstandings and securitizations and loan sales of $2.9 billion in 1999 compared to $2.4 billion in 1998.

     Average other consumer loans, including direct and indirect consumer loans and home equity loans, increased $6.4 billion to $80.5 billion in 1999 due primarily to consumer finance loan growth, partially offset by the impact of $6.3 billion of securitizations and loan sales in 1999 and $8.0 billion in 1998.

     A significant source of liquidity for the Corporation is the repayments and maturities of loans. Table Seven presents the contractual maturity distribution and interest sensitivity of selected loan categories at December 31, 1999, and indicates that approximately 34 percent of the selected loans had maturities of one year or less. The securitization and sale of certain loans and the use of loans as collateral in asset-backed financing arrangements are also sources of liquidity.

Table Seven
Selected Loan Maturity Data(1,2)

December 31, 1999                                                     Due after
                                                          Due in       1 year
                                                          1 year       through     Due after
(Dollars in millions)                                     or less      5 years      5 years       Total
-----------------------------------------------------------------------------------------------------------
Commercial - domestic                                    $ 47,760     $ 64,394     $ 21,803     $ 133,957
Commercial real estate - domestic                           2,818        6,189        6,952        15,959
Construction real estate - domestic                         3,990        3,715          362         8,067
Foreign                                                     8,311       14,458        4,298        27,067
-----------------------------------------------------------------------------------------------------------
 Total selected loans                                    $ 62,879     $ 88,756     $ 33,415     $ 185,050
===========================================================================================================
Percent of total                                             34.0%        48.0%        18.0%        100.0%
Cumulative percent of total                                  34.0         82.0        100.0
Sensitivity of loans to changes in interest rates for
 loans due after one year:
   Predetermined interest rates                                       $ 13,723     $ 13,772     $  27,495
   Floating or adjustable interest rates                                75,033       19,643        94,676
-----------------------------------------------------------------------------------------------------------
    Total                                                             $ 88,756     $ 33,415     $ 122,171
===========================================================================================================

(1) Loan maturities are based on the remaining maturities under contractual terms.
(2) Loan maturities exclude residential mortgage, bankcard, home equity lines and direct/indirect consumer loans.



Deposits

     Table Three provides information on the average amounts of deposits and the rates paid by deposit category. Through the Corporation's diverse retail banking network, deposits remain a primary source of funds for the Corporation. Average deposits decreased $3.7 billion in 1999 over 1998 to $341.7 billion, primarily due to a $9.2 billion decrease in average foreign interest-bearing deposits due to a strategic reduction in foreign wholesale deposits, which was partially offset by a $4.0 billion increase in average noninterest-bearing deposits. See Note Seven of the consolidated financial statements on page 72 for further details on deposits.

Short-Term Borrowings and Trading Account Liabilities

     The Corporation uses short-term borrowings as a funding source and in its management of interest rate risk. Table Eight presents the categories of short-term borrowings.

     During 1999, total average short-term borrowings increased $25.5 billion to $116.1 billion from $90.6 billion in 1998. This growth was primarily due to a $16.5 billion increase of securities sold under agreements to repurchase to fund securities portfolio growth and a $10.2 billion increase in other short-term borrowings primarily due to a $10.0 billion increase in bank notes to fund loan growth not funded by deposit growth. Average trading account liabilities decreased $2.0 billion to $15.5 billion in 1999 from $17.5 billion in 1998, due to a decline in trading-related short sales. See Note Four of the consolidated financial statements on page 69 for further details on trading account liabilities.


Table Eight
Short-Term Borrowings

                                                        1999                 1998                 1997
                                                -------------------- -------------------- ---------------------
(Dollars in millions)                             Amount     Rate      Amount     Rate      Amount      Rate
---------------------------------------------------------------------------------------------------------------
Federal funds purchased
   At December 31                                $ 4,806      3.04%   $ 7,316      5.25%   $10,111       5.80%
   Average during year                             5,835      5.03      8,201      5.42      6,551       5.54
   Maximum month-end balance during year           8,311        --     11,187        --     10,111         --
Securities sold under agreements to repurchase
   At December 31                                 69,755      4.12     60,227      5.08     51,303       5.83
   Average during year                            73,242      4.89     56,710      5.66     45,403       5.58
   Maximum month-end balance during year          83,046        --     71,595        --     51,820         --
Commercial paper
   At December 31                                  7,331      5.83      6,749      5.19      5,925       5.65
   Average during year                             7,610      5.17      6,419      5.56      6,184       5.64
   Maximum month-end balance during year           8,379        --      7,913        --      6,689         --
Other short-term borrowings
   At December 31                                 40,340      5.18     24,742      4.52     12,120       6.52
   Average during year                            29,463      5.30     19,300      6.35     12,261       7.02
   Maximum month-end balance during year          40,340        --     25,927        --     13,974         --
==============================================================================================================

Long-Term Debt and Trust Preferred Securities

     Long-term debt increased $9.6 billion to $55.5 billion at December 31, 1999, from $45.9 billion at December 31, 1998, mainly as a result of borrowings to fund earning asset growth and business development opportunities, build liquidity, repay maturing debt and fund share repurchases. During 1999, the Corporation issued, domestically and internationally, $17.6 billion in long-term senior and subordinated debt, a $5.1 billion increase from $12.5 billion during 1998. In 1999, the Corporation had no issuance of trust preferred securities compared to $350 million in 1998. See Notes Eight and Nine of the consolidated financial statements on pages 73 and 75 for further details on long-term debt and trust preferred securities, respectively.

     From January 1, 2000 through March 15, 2000, the Corporation issued $1.4 billion of long-term senior and subordinated debt, with maturities ranging from 2002 to 2023. During this same time period, Bank of America, N.A. issued $6.0 billion of bank notes with maturities ranging from 2001 to 2004 and $1.0 billion of Euro medium-term notes maturing in 2002 and 2003.


Debt Ratings

     The financial position of the Corporation and Bank of America, N.A at December 31, 1999 is reflected in the following debt ratings:



                                                                        Bank of America,
                                       Bank of America Corporation           N.A.
                                   ------------------------------------ ---------------
                                    Commercial   Senior   Subordinated   Short-   Long-
                                       Paper      Debt        Debt        term    term
                                   ------------ -------- -------------- -------- ------
   Moody's Investors Service            P-1        Aa2         Aa3         P-1    Aa1
   Standard & Poor's Corporation        A-1        A+           A         A-1+    AA-
   Duff and Phelps, Inc                D-1+        AA-         A+         D-1+     AA
   Fitch IBCA, Inc                     F-1+        AA-         A+         F-1+     AA
   Thomson BankWatch                   TBW-1       AA-         A+         TBW-1     -
======================================================================================

Capital Resources and Capital Management

     Shareholders' equity at December 31, 1999, was $44.4 billion compared to $45.9 billion at December 31, 1998, a decrease of $1.5 billion. The decrease was attributable to the repurchase of 78 million shares of common stock for approximately $4.9 billion combined with a $2.8 billion reduction in shareholders' equity resulting primarily from the recognition of after-tax net unrealized losses on available-for-sale securities and marketable equity securities. Offsetting these decreases are the increases to shareholders' equity due to net earnings (net income less dividends) of $4.7 billion and the issuance of approximately 30.5 million shares of common stock under various employee plans for $1.4 billion.

     Under the current repurchase program which was authorized by the Corporation's Board of Directors in June 1999, the Corporation had remaining buyback authority of its common stock outstanding of $5.1 billion or 52 million shares of common stock at December 31, 1999.

     The regulatory capital ratios of the Corporation and Bank of America N.A., along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, are included in Note Twelve of the consolidated financial statements on page 82.

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

     The Corporation manages credit exposure to individual borrowers and counterparties on an aggregate basis including loans and leases, securities, letters of credit, bankers' acceptances, derivatives and unfunded commitments. In addition, the creditworthiness of individual borrowers or counterparties is determined by experienced personnel, and limits are established for the total credit exposure to any one borrower or counterparty. Credit limits are subject to varying levels of approval by senior line and credit risk management.

     The Corporation also manages exposure to a single borrower, industry, product-type, country or other concentration through syndications of credits, credit derivatives, participations, loan sales and securitizations. Through the Global Corporate and Investment Banking segment, the Corporation is a major participant in the syndications market. In a syndicated facility, each participating lender funds only its portion of the syndicated facility, therefore limiting its exposure to the borrower.

     In conducting derivatives activities, the Corporation may choose to reduce credit risk to any one counterparty through the use of legally enforceable master netting agreements which allow the Corporation to settle positive and negative positions with the same counterparty on a net basis. For more information on the Corporation's off-balance sheet credit risk, see Note Eleven of the consolidated financial statements on page 79.

     For commercial lending, the originating credit officer assigns borrowers or counterparties an initial risk rating which is based primarily on a thorough analysis of each borrower's financial capacity in conjuction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and the counterparty and are reviewed for appropriateness by senior line and credit risk personnel. Credits are monitored by line and credit risk management personnel for deterioration in a borrower's or counterparty's financial condition which would impact the ability of the borrower or counterparty to perform under the contract. Risk ratings are adjusted as necessary.

     For consumer and small business lending, credit scoring systems are utilized to determine the relative riskiness of new underwritings and provide standards for extensions of credit. Consumer portfolio credit risk is monitored primarily using statistical models and regular reviews of actual payment experience to predict portfolio behavior.

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

     Loan and Lease Portfolio Review - The Corporation's primary credit exposure is focused in its loans and leases portfolio, which totaled $370.7 billion and $357.3 billion at December 31, 1999 and 1998, respectively. In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Table Nine presents the distribution of loans and leases by category. Additional information on the Corporation's real estate, industry and foreign exposures can be found in the "Concentrations of Credit Risk" section beginning on page 38.


Table Nine
Distribution of Loans and Leases

                                             December 31
                           -----------------------------------------------
                                    1999                    1998
                           ----------------------- -----------------------
(Dollars in millions)         Amount     Percent      Amount     Percent
--------------------------------------------------------------------------
Commercial - domestic       $143,450        38.7%   $137,422        38.5%
Commercial - foreign          27,978         7.5      31,495         8.8
Commercial real
 estate - domestic            24,026         6.5      26,912         7.5
Commercial real
 estate - foreign                325          .1         301          .1
--------------------------------------------------------------------------
 Total commercial            195,779        52.8     196,130        54.9
--------------------------------------------------------------------------
Residential mortgage          81,860        22.1      73,608        20.6
Home equity lines             17,273         4.7      15,653         4.4
Direct/Indirect consumer      42,161        11.4      40,510        11.3
Consumer finance              22,326         6.0      15,400         4.3
Bankcard                       9,019         2.4      12,425         3.5
Foreign consumer               2,244          .6       3,602         1.0
--------------------------------------------------------------------------
 Total consumer              174,883        47.2     161,198        45.1
--------------------------------------------------------------------------
  Total loans and
   leases                   $370,662       100.0%   $357,328       100.0%
==========================================================================



                                                        December 31
                           ----------------------------------------------------------------------
                                    1997                    1996                    1995
                           ----------------------- ----------------------- ----------------------
(Dollars in millions)         Amount     Percent      Amount     Percent     Amount     Percent
-------------------------------------------------------------------------------------------------
Commercial - domestic       $122,463        35.8%   $105,737        33.3%   $ 99,922       33.1%
Commercial - foreign          30,080         8.8      26,781         8.4      23,395        7.7
Commercial real
 estate - domestic            28,567         8.3      25,881         8.1      26,381        8.7
Commercial real
 estate - foreign                324          .1         239          .1         361         .1
-----------------------------------------------------------------------------------------------
 Total commercial            181,434        53.0     158,638        49.9     150,059       49.6
-----------------------------------------------------------------------------------------------
Residential mortgage          71,540        20.9      80,400        25.3      77,078       25.5
Home equity lines             16,536         4.8      12,541         3.9      11,143        3.7
Direct/Indirect consumer      40,058        11.7      33,352        10.6      34,071       11.1
Consumer finance              14,566         4.3      13,081         4.1      10,375        3.4
Bankcard                      14,908         4.4      16,561         5.2      17,455        5.8
Foreign consumer               3,098          .9       3,136         1.0       2,623         .9
-----------------------------------------------------------------------------------------------
 Total consumer              160,706        47.0     159,071        50.1     152,745       50.4
-----------------------------------------------------------------------------------------------
  Total loans and
   leases                   $342,140       100.0%   $317,709       100.0%   $302,804      100.0%
===============================================================================================

     Commercial Portfolio


     Commercial - domestic loans outstanding totaled $143.5 billion and $137.4 billion at December 31, 1999 and 1998, respectively, or 39 percent of total loans and leases for both years. The Corporation had commercial - domestic loan net charge-offs in 1999 of $711 million, or 0.51 percent of average commercial
- domestic loans, compared to $617 million, or 0.47 percent of average commercial - domestic loans, in 1998. Nonperforming commercial - domestic loans were $1.2 billion, or 0.81 percent of commercial - domestic loans, at December 31, 1999, compared to $812 million, or 0.59 percent, at December 31, 1998. The increase in charge-offs and nonperforming loans was attributable to a few large credits and several smaller credits primarily related to certain recently troubled industries, including healthcare and sub-prime finance. Commercial - domestic loans past due 90 days or more and still accruing interest remained essentially unchanged at $135 million, or 0.09 percent and 0.10 percent of commercial-domestic loans at December 31, 1999 and 1998, respectively. Table Sixteen presents aggregate loan and lease exposures by certain significant industries.

     Commercial - foreign loans outstanding totaled $28.0 billion and $31.5 billion at December 31, 1999 and 1998, respectively, or eight percent and nine percent of total loans and leases, respectively. The decrease reflects the Corporation's strategy to reduce both the size and risk of its emerging market portfolio in Asia, Latin America and Central and Eastern Europe. The Corporation had commercial - foreign loan net charge-offs in 1999 of $144 million, or 0.49 percent of average commercial - foreign loans, compared to $242 million, or 0.78 percent of the average commercial - foreign loans in 1998. Nonperforming commercial - foreign loans were $486 million, or 1.74 percent of commercial - foreign loans, at December 31, 1999, compared to $314 million, or 1.00 percent, at December 31, 1998. The increase was primarily due to one large credit that was classified as nonperforming in 1999. Commercial - foreign loans past due 90 days or more and still accruing interest were $58 million, or 0.21 percent of commercial - foreign loans, at December 31, 1999 compared to $23 million, or 0.07 percent, at December 31, 1998. For additional information see the Regional Foreign Exposure discussion beginning on page 39.

     Commercial real estate - domestic loans totaled $24.0 billion and $26.9 billion at December 31, 1999 and 1998, respectively, or seven percent and eight percent of total loans and leases, respectively. At December 31, 1999, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $6 million, or 0.02 percent of total commercial real estate - domestic loans, compared to $12 million, or 0.04 percent, at December 31, 1998. Table Fifteen displays commercial real estate loans by geographic region and property type, including the portion of such loans which are nonperforming, and other real estate credit exposures.

     Consumer Portfolio

     At December 31, 1999 and 1998, domestic consumer loans outstanding totaled $172.6 billion and $157.6 billion, respectively, or 47 percent and 44 percent of total loans and leases, respectively.

     Residential mortgage loans increased to $81.9 billion at December 31, 1999 compared to $73.6 billion at December 31, 1998, reflecting originations in excess of prepayments and sales.

     Bankcard receivables decreased to $9.0 billion at December 31, 1999 compared to $12.4 billion at December 31, 1998, reflecting a portfolio sale of out-of-market receivables and $2.0 billion in securitizations in 1999.

     Consumer finance loans outstanding totaled $22.3 billion and $15.4 billion at December 31, 1999 and 1998, respectively, or six percent and four percent of total loans and leases, respectively. The increase is primarily attributable to the growth in the consumer finance - real estate sector. The Corporation had consumer finance net charge-offs in 1999 of $229 million or 1.22 percent of average consumer finance loans, compared to $383 million, or 2.67 percent in 1998. The decrease in charge-offs is primarily the result of the sale of a sub-prime business in 1998.

     Other domestic consumer loans, which include direct and indirect consumer loans and home equity lines of credit increased to $59.4 billion at December 31, 1999 compared to $56.2 billion at December 31, 1998.

     Total domestic consumer net charge-offs during 1999 decreased $465 million to $1.1 billion, or .68 percent of average domestic consumer loans and leases. The decrease was due mainly to lower bankcard and consumer finance net charge-offs.

     Total consumer nonperforming loans were $1.2 billion, or 0.69 percent of total consumer loans, at December 31, 1999 compared to $1.1 billion, or 0.65 percent, at December 31, 1998. The increase was due to higher nonperforming loans in consumer finance driven by portfolio growth and seasoning. This increase was partially offset by lower residential mortgage nonperforming loans. Total consumer loans past due 90 days or more and still accruing interest were $322 million, or 0.18 percent of total consumer loans, at December 31, 1999 compared to $441 million, or 0.27 percent, at December 31, 1998.

     Nonperforming Assets

     As presented in Table Ten, nonperforming assets were $3.2 billion, or 0.86 percent of net loans, leases and foreclosed properties at December 31, 1999, compared to $2.8 billion, or 0.77 percent, at December 31, 1998. Nonperforming loans increased to $3.0 billion at December 31, 1999 compared to $2.5 billion at December 31, 1998 primarily due to increased consumer finance and commercial nonperforming loans, which were offset by continued reductions in residential mortgage nonperforming loans. The allowance coverage of nonperforming loans was 224 percent at December 31, 1999 compared to 287 percent at December 31, 1998. At December 31, 1999, there were no material commitments to lend additional funds with respect to nonperforming loans.

     In order to respond when deterioration of a credit occurs, internal loan workout units are devoted to provide specialized expertise and full-time management and/or collection of certain nonperforming assets as well as certain performing loans. Management believes concerted collection strategies and a proactive approach to managing overall problem assets have expedited the disposition, collection and renegotiation of nonperforming and other lower-quality assets. As part of this process, management routinely evaluates all reasonable alternatives, including the sale of assets individually or in groups, and selects the optimal strategy.

     At December 31, 1999 and 1998, residential mortgage loans comprised 17 percent and 26 percent, respectively, of total nonperforming assets. Due to the nature of the collateral securing residential mortgage loans and a history of low losses, the Corporation considers these loans to be low risk nonperforming assets.

     Foreclosed properties decreased to $163 million at December 31, 1999 compared to $282 million at December 31, 1998.

     Note Five of the consolidated financial statements on page 71 provides the reported investment in specific loans considered to be impaired at December 31, 1999 and 1998. The Corporation's investment in specific loans that were considered to be impaired at December 31, 1999 were $2.1 billion compared to $1.7 billion at December 31, 1998. Commercial - domestic impaired loans increased to $1.1 billion at December 31, 1999 from $0.8 billion at December 31, 1998 due to the increases in commercial - domestic nonperforming assets described previously. Commercial - foreign impaired loans increased to $0.5 billion at December 31, 1999 from $0.3 billion at December 31, 1998 primarily due to one large credit that was classified as impaired in 1999. Commercial real estate - domestic impaired loans decreased to $0.4 billion at December 31, 1999 from $0.6 billion at December 31, 1998.


Table Ten
Nonperforming Assets

                                                                   December 31
                                           -----------------------------------------------------------
(Dollars in millions)                          1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Nonperforming loans
Commercial - domestic                        $ 1,163     $   812     $   563     $   713     $   914
Commercial - foreign                             486         314         155         110         121
Commercial real estate - domestic                191         299         342         491       1,027
Commercial real estate - foreign                   3           4           2           2          22
------------------------------------------------------------------------------------------------------
 Total commercial                              1,843       1,429       1,062       1,316       2,084
------------------------------------------------------------------------------------------------------
Residential mortgage                             529         722         744         676         464
Home equity lines                                 46          50          52          36          42
Direct/Indirect consumer                          19          21          43          53          57
Consumer finance                                 598         246         210         116         118
Foreign consumer                                   7          14          --           1           2
------------------------------------------------------------------------------------------------------
 Total consumer                                1,199       1,053       1,049         882         683
------------------------------------------------------------------------------------------------------
   Total nonperforming loans                   3,042       2,482       2,111       2,198       2,767
------------------------------------------------------------------------------------------------------
Foreclosed properties                            163         282         309         511         675
------------------------------------------------------------------------------------------------------
    Total nonperforming assets               $ 3,205     $ 2,764     $ 2,420     $ 2,709     $ 3,442
======================================================================================================
Nonperforming assets as a percentage of:
 Total assets                                    .51%        .45%        .42%        .57%        .75%
 Loans, leases and foreclosed properties         .86         .77         .71         .85        1.14
======================================================================================================

     The loss of income associated with nonperforming loans and the cost of carrying foreclosed properties for the five years ended December 31, 1999 were:


(Dollars in millions)                                  1999      1998      1997      1996      1995
-----------------------------------------------------------------------------------------------------
Income that would have been recorded in accordance
 with original terms                                 $  419    $  367    $  349    $  388    $  457
Less income actually recorded                          (123)     (130)     (130)     (130)     (135)
-----------------------------------------------------------------------------------------------------
Loss of income                                       $  296    $  237    $  219    $  258    $  322
-----------------------------------------------------------------------------------------------------
Cost of carrying foreclosed properties               $   13    $   16    $   26    $   35    $   51
=====================================================================================================

     Loans Past Due 90 Days or More

     Table Eleven presents total loans past due 90 days or more and still accruing interest. At December 31, 1999, loans past due 90 days or more and still accruing interest were $521 million, or 0.14 percent of loans and leases, compared to $611 million, or 0.17 percent, at December 31, 1998.


Table Eleven
Loans Past Due 90 Days or More and Still Accruing Interest

                                      December 31, 1999    December 31, 1998
                                    --------------------- --------------------
(Dollars in millions)                Amount   Percent(1)   Amount   Percent(1)
------------------------------------------------------------------------------
Commercial - domestic                 $135        .09%      $135        .10%
Commercial - foreign                    58        .21         23        .07
Commercial real estate - domestic        6        .02         12        .04
------------------------------------------------------------------------------
 Total commercial                      199        .10        170        .09
------------------------------------------------------------------------------
Residential mortgage                    26        .03         31        .04
Direct/Indirect consumer               136        .32        174        .43
Consumer finance                        22        .10         16        .10
Bankcard                               138       1.53        214       1.72
Foreign consumer                        --         --          6        .17
------------------------------------------------------------------------------
 Total consumer                        322        .18        441        .27
------------------------------------------------------------------------------
   Total                              $521        .14%      $611        .17%
==============================================================================

(1) Represents amounts past due 90 days or more and still accruing interest as a percentage of loans and leases for each loan category.


     Net Charge-offs - Net charge-offs by loan category are presented in Table Twelve.


Table Twelve
Net Charge-offs in Dollars and as a Percentage of Average Loans and Leases Outstanding(1)

(Dollars in millions)                1999                 1998                1997
------------------------------------------------------------------------------------------
Commercial - domestic          $ 711         .51%   $  617       .47%   $  102       .09%
Commercial - foreign             144         .49       242       .78        29       .10
Commercial real
  estate - domestic               (6)       n/m         --        --        --        --
Commercial real
  estate - foreign                 1         .39        --        --        --        --
------------------------------------------------------------------------------------------
 Total commercial                850         .44       859       .45       131       .07
------------------------------------------------------------------------------------------
Residential mortgage              28         .04        29       .04        45       .06
Home equity lines                 12         .07        17       .11        27       .18
Direct/Indirect consumer         370         .88       405      1.01       436      1.11
Consumer finance                 229        1.22       383      2.67       271      1.96
Bankcard                         495        5.08       764      6.03       919      5.90
Other consumer - domestic         (1)       n/m         --        --        12        --
Foreign consumer                  17         .52        10       .31        11       .32
------------------------------------------------------------------------------------------
 Total consumer                1,150         .68     1,608      1.02     1,721      1.03
------------------------------------------------------------------------------------------
   Total net charge-offs       $2,000        .55%   $2,467       .71%   $1,852       .54%
==========================================================================================
Managed bankcard net
 charge-offs and ratios(2)     $1,077       5.57%   $1,284      6.27%   $1,254      6.19%
==========================================================================================



(Dollars in millions)                 1996                   1995
-------------------------------------------------------------------------
Commercial - domestic           $ 182         .18%     $  32         .03%
Commercial - foreign              (11)       n/m         (53)        n/m
Commercial real
  estate - domestic                81         .31         52         .19
Commercial real
  estate - foreign                 (5)       n/m          (5)        n/m
-------------------------------------------------------------------------
 Total commercial                 247         .16         26         .02
-------------------------------------------------------------------------
Residential mortgage               57         .07         57         .08
Home equity lines                  40         .34         40         .39
Direct/Indirect consumer          349        1.01        263         .79
Consumer finance                  237        1.98        172        1.98
Bankcard                          730        4.47        572        3.88
Other consumer - domestic           5          --         --          --
Foreign consumer                    2         .10          1         .04
-------------------------------------------------------------------------
 Total consumer                 1,420         .89      1,105         .77
-------------------------------------------------------------------------
   Total net charge-offs        $1,667        .53%     $1,131        .39%
=========================================================================
Managed bankcard net
 charge-offs and ratios(2)      $ 888        4.67%     $ 651        4.10%
=========================================================================

n/m =not meaningful
(1) Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases for each loan category.
(2) Includes both on-balance sheet and securitized loans.

     Allowance for Credit Losses

     The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify risks inherent in and to assess the overall collectibility of those portfolios. Certain homogeneous loan portfolios are evaluated collectively based on individual loan type, while remaining portfolios are reviewed on an individual loan basis. These detailed reviews, combined with historical loss experience and other factors, result in the identification and quantification of specific allowances for credit losses and loss factors which are used in determining the amount of the allowance and related provision for credit losses. The actual amount of incurred credit losses that may be confirmed may vary from the estimate of incurred losses due to changing economic conditions or changes in industry or geographic concentrations. The Corporation has procedures in place to monitor differences between estimated and actual incurred credit losses, which include detailed periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.

     Portions of the allowance for credit losses, as presented on Table Thirteen, are assigned to cover the estimated probable incurred losses in each loan and lease category based on the results of the Corporation's detail review process as described above. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit, including geographic and industry concentrations. The assigned portion of the allowance for credit losses continues to be weighted toward the commercial loan portfolio, reflecting a higher level of nonperforming loans and the potential for higher individual losses. The remaining unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic conditions, thereby minimizing the risk related to the margin of imprecision inherent in the estimation of the assigned allowance for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflects management's best estimate of incurred credit losses as of the balance sheet date.

     Period to period changes in the assigned allowance for credit losses are driven by portfolio level and product mix changes, specific allowance for credit loss assignments on impaired loans, as well as any changes in assigned levels driven by the review process. In the first quarter of 1999, a review of the Corporation's portfolio and combined loss history resulted in adjustments to selected loss factors, which in some instances were higher or lower than the 1998 rates. This resulted in a redistribution of the allowance between select product categories. The allowance assigned to commercial - domestic loans, commercial real estate - domestic loans and direct/indirect consumer loans at December 31, 1999 was impacted by this revision of loss factors as well as by portfolio level changes. The consumer finance loan portfolio experienced a redistribution of portfolio risk in 1999 as a result of the sale of a sub-prime business in 1998 and reductions of manufactured housing exposures in 1999. Changes in the assigned allowance for credit losses in 1999 for all other product categories were commensurate with portfolio level changes.

     The level of the unassigned allowance for credit losses remained stable from 1998 to 1999, although there was a shift in the mix of the components as certain industry concentration risks, such as healthcare, sub-prime finance and textiles and apparel, increased and offshore risk expectations have generally improved.

Table Thirteen
Allocation of the Allowance for Credit Losses

                                                                         December 31
                           -------------------------------------------------------------------------------------------------------
                                  1999               1998               1997               1996               1995
                           ------------------ ------------------ ------------------ ------------------ -------------------
(Dollars in millions)       Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent     Amount    Percent
-------------------------- -------- ---------   -------- ---------   -------- ---------   -------- ---------   -------- ----------
Commercial - domestic       $1,875     27.4%     $1,540     21.6%     $1,580     23.4%     $1,436     22.7%     $1,306      21.1%
Commercial - foreign           930     13.6       1,327     18.6       1,013     14.9         427      6.8         432       6.9
Commercial real
  estate - domestic            927     13.6         925     13.0         847     12.5         764     12.1         992      15.9
Commercial real
  estate - foreign              11       .2          --       --          --       --          --       --          --        --
--------------------------  ------    -----      ------    -----      ------    -----      ------    -----      ------     -----
  Total commercial           3,743     54.8       3,792     53.2       3,440     50.8       2,627     41.6       2,730      43.9
--------------------------  ------    -----      ------    -----      ------    -----      ------    -----      ------     -----
Residential mortgage           160      2.3         137      1.9         181      2.7         214      3.4         202       3.2
Home equity lines               60       .9          46       .6          84      1.2          87      1.4          74       1.2
Direct/Indirect consumer       416      6.1         527      7.5         608      9.0         618      9.8         604       9.7
Consumer finance               651      9.5         658      9.2         785     11.6         645     10.2         460       7.4
Bankcard                       348      5.1         501      7.0         790     11.7         671     10.6         709      11.4
Foreign consumer                11       .2          26       .4          23       .3          21       .3          17        .3
--------------------------  ------    -----      ------    -----      ------    -----      ------    -----      ------     -----
  Total consumer             1,646     24.1       1,895     26.6       2,471     36.5       2,256     35.7       2,066      33.2
--------------------------  ------    -----      ------    -----      ------    -----      ------    -----      ------     -----
Unassigned                   1,439     21.1       1,435     20.2         867     12.7       1,433     22.7       1,426      22.9
--------------------------  ------    -----      ------    -----      ------    -----      ------    -----      ------     -----
   Total                    $6,828    100.0%     $7,122    100.0%     $6,778    100.0%     $6,316    100.0%     $6,222     100.0%
==========================  ======    =====      ======    =====      ======    =====      ======    =====      ======     =====

     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at December 31, 1999. Table Fourteen provides the changes in the allowance for credit losses for the five years ended December 31, 1999.


Table Fourteen
Allowance For Credit Losses

(Dollars in millions)                                                 1999          1998
---------------------------------------------------------------- -------------- ------------
Balance, January 1                                                  $ 7,122       $  6,778
----------------------------------------------------------------    --------      --------
Loans and leases charged off
Commercial - domestic                                                   820            714
Commercial - foreign                                                    161            262
Commercial real estate - domestic                                        19             21
Commercial real estate - foreign                                          1             --
----------------------------------------------------------------    --------      --------
 Total commercial                                                     1,001            997
----------------------------------------------------------------    --------      --------
Residential mortgage                                                     35             33
Home equity lines                                                        24             27
Direct/Indirect consumer                                                545            562
Consumer finance                                                        387            561
Bankcard                                                                571            857
Other consumer domestic                                                  (1)            --
Foreign consumer                                                         20             13
----------------------------------------------------------------    ---------     --------
 Total consumer                                                       1,581          2,053
----------------------------------------------------------------    ---------     --------
  Total loans and leases charged off                                  2,582          3,050
----------------------------------------------------------------    ---------     --------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                   109             97
Commercial - foreign                                                     17             20
Commercial real estate - domestic                                        25             21
Commercial real estate - foreign                                         --             --
----------------------------------------------------------------    ---------     --------
 Total commercial                                                       151            138
----------------------------------------------------------------    ---------     --------
Residential mortgage                                                      7              4
Home equity lines                                                        12             10
Direct/Indirect consumer                                                175            157
Consumer finance                                                        158            178
Bankcard                                                                 76             93
Foreign consumer                                                          3              3
----------------------------------------------------------------    ---------     --------
 Total consumer                                                         431            445
----------------------------------------------------------------    ---------     --------
  Total recoveries of loans and leases previously charged off           582            583
----------------------------------------------------------------    ---------     --------
    Net charge-offs                                                   2,000          2,467
----------------------------------------------------------------    ---------     --------
Provision for credit losses                                           1,820          2,920
Other, net                                                             (114)          (109)
----------------------------------------------------------------    ---------     --------
 Balance, December 31                                               $ 6,828       $  7,122
================================================================    =========     ========
Loans and leases outstanding at December 31                         $370,662      $357,328
Allowance for credit losses as a percentage of loans and leases
 outstanding at December 31                                            1.84%          1.99%
Average loans and leases outstanding during the year                $362,783      $347,840
Net charge-offs as a percentage of average loans and leases
 outstanding during the year                                            .55%           .71%
Ratio of the allowance for credit losses at December 31 to net
 charge-offs                                                            3.41          2.89
Allowance for credit losses as a percentage of nonperforming
 loans                                                                224.48        287.01
================================================================    =========     ========



(Dollars in millions)                                                 1997          1996          1995
---------------------------------------------------------------- ------------- ------------- -------------
Balance, January 1                                                 $   6,316     $   6,222     $   6,377
----------------------------------------------------------------   ---------     ---------     ---------
Loans and leases charged off
Commercial - domestic                                                    328           376           329
Commercial - foreign                                                      54            29            11
Commercial real estate - domestic                                         59           131           105
Commercial real estate - foreign                                          --            --             2
----------------------------------------------------------------   ---------     ---------     ---------
 Total commercial                                                        441           536           447
----------------------------------------------------------------   ---------     ---------     ---------
Residential mortgage                                                      50            61            60
Home equity lines                                                         36            47            47
Direct/Indirect consumer                                                 582           486           374
Consumer finance                                                         426           393           241
Bankcard                                                               1,043           838           648
Other consumer domestic                                                   12             5            --
Foreign consumer                                                          13             3             2
----------------------------------------------------------------   ---------     ---------     ---------
 Total consumer                                                        2,162         1,833         1,372
----------------------------------------------------------------   ---------     ---------     ---------
  Total loans and leases charged off                                   2,603         2,369         1,819
----------------------------------------------------------------   ---------     ---------     ---------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                    226           194           297
Commercial - foreign                                                      25            40            64
Commercial real estate - domestic                                         59            50            53
Commercial real estate - foreign                                          --             5             7
----------------------------------------------------------------   ---------     ---------     ---------
 Total commercial                                                        310           289           421
----------------------------------------------------------------   ---------     ---------     ---------
Residential mortgage                                                       5             4             3
Home equity lines                                                          9             7             7
Direct/Indirect consumer                                                 146           137           111
Consumer finance                                                         155           156            69
Bankcard                                                                 124           108            76
Foreign consumer                                                           2             1             1
----------------------------------------------------------------   ---------     ---------     ---------
 Total consumer                                                          441           413           267
----------------------------------------------------------------   ---------     ---------     ---------
  Total recoveries of loans and leases previously charged off            751           702           688
----------------------------------------------------------------   ---------     ---------     ---------
    Net charge-offs                                                    1,852         1,667         1,131
----------------------------------------------------------------   ---------     ---------     ---------
Provision for credit losses                                            1,904         1,645           945
Other, net                                                               410           116            31
----------------------------------------------------------------   ---------     ---------     ---------
 Balance, December 31                                              $   6,778     $   6,316     $   6,222
================================================================   =========     =========     =========
Loans and leases outstanding at December 31                        $ 342,140     $ 317,709     $ 302,804
Allowance for credit losses as a percentage of loans and leases
 outstanding at December 31                                             1.98%         1.99%         2.05%
Average loans and leases outstanding during the year               $ 343,151     $ 312,331     $ 286,770
Net charge-offs as a percentage of average loans and leases
 outstanding during the year                                             .54%          .53%          .39%
Ratio of the allowance for credit losses at December 31 to net
 charge-offs                                                            3.66          3.79          5.50
Allowance for credit losses as a percentage of nonperforming
 loans                                                                321.03        287.35        224.86
================================================================   =========     =========     =========

     Concentrations of Credit Risk


     In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Fifteen, Sixteen and Seventeen.

     The exposures presented in Table Fifteen represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposures included in the table do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer. In addition to the amounts presented in the table, at December 31, 1999, the Corporation had approximately $15.2 billion of commercial loans which were not real estate dependent but for which the Corporation had obtained real estate as secondary repayment security.


Table Fifteen
Commercial Real Estate Loans, Foreclosed Properties and Other Real Estate Credit Exposures

December 31, 1999
                                         Loans                                Other
                             -----------------------------   Foreclosed       Credit
(Dollars in millions)         Outstanding   Nonperforming   Properties(1)  Exposures(2)
---------------------------- ------------- --------------- -------------- -------------
By Geographic Region(3)
California                      $ 5,382          $ 15            $ 6          $  699
Southwest                         3,720            20              1             401
Northwest                         2,557             5              1             239
Florida                           2,395            28              3             458
Midwest                           2,334            41             38             105
Mid-Atlantic                      1,563            37              1             188
Carolinas                         1,175             7              2              36
Midsouth                          1,157             4              2              98
Northeast                           632            19             --             128
Other states                        630            15             10              59
Non-US                              325             3             --              12
Geographically diversified        2,481            --             --             264
----------------------------    -------          ----            ---          ------
  Total                         $24,351          $194            $64          $2,687
============================    =======          ====            ===          ======
By Property Type
Apartments                      $ 4,715          $ 32            $ 1          $  724
Office buildings                  4,677            35              2             162
Shopping centers/retail           3,094            29             30             316
Residential                       2,836            15              3             292
Industrial/warehouse              2,091            15              2              53
Hotels/motels                     1,247             1             --             125
Land and land development         1,176            12              8             148
Multiple use                        790             3             --              14
Miscellaneous commercial            709             6              6              23
Unsecured                           635             5             --               4
Non-US                              325             3             --              12
Other                             2,056            38             12             814
----------------------------    -------          ----            ---          ------
  Total                         $24,351          $194            $64          $2,687
============================    =======          ====            ===          ======

(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.

     Table Sixteen below presents aggregate loan and lease exposures by certain significant industries at December 31, 1999.


Table Sixteen
Significant Industry Loans and Leases(1)

December 31, 1999
(Dollars in millions)                  Outstanding
------------------------------------- ------------
Transportation                           $11,133
Media                                      8,783
Healthcare                                 8,539
Equipment and general manufacturing        8,183
Business services                          8,153
Agribusiness                               8,110
Retail                                     7,040
Oil and gas                                6,839
Autos                                      6,331
Telecommunications                         5,298
-------------------------------------    -------

(1) Includes only non-real estate commercial loans and leases.




     Regional Foreign Exposure

     Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries that have been negatively impacted by global economic pressure, including particular attention to those Asian countries that have experienced currency and other economic problems, as well as countries within Latin America and Eastern Europe which have also recently experienced problems.

     In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Seventeen sets forth selected regional foreign exposure at December 31, 1999. At December 31, 1999, the Corporation's total exposure to these select countries was $27.8 billion, decreases of $8.9 billion from December 31, 1998 and $19.0 billion from December 31, 1997.

     Table Seventeen presents the Corporation's selected regional foreign exposure at December 31, 1999. The following table is based on the Federal Financial Institutions Examination Council's instructions for periodic reporting of foreign exposures. The table has been expanded to include "Gross Local Country Claims" as defined in the table below and may not be consistent with disclosures by other financial institutions.


Table Seventeen
Regional Foreign Exposure

                                                                               Increase       Increase
                              Total     Gross       Other         Total       (Decrease)     (Decrease)
                             Cross-     Local       Cross-      Exposure         from           from
                             Border    Country      Border    December 31,   December 31,   December 31,
(Dollars in millions)         Loans   Claims(1)   Claims(2)       1999           1998           1997
--------------------------- -------- ----------- ----------- -------------- -------------- -------------
Region/Country
Asia
China                        $   84    $   104      $  168       $   356       $   (93)      $    (409)
Hong Kong                        42      4,004         273         4,319          (869)         (1,312)
India                           592      1,214         178         1,984          (534)           (515)
Indonesia                       352        110          60           522          (201)           (988)
Japan                           176      1,128       2,497         3,801        (1,260)         (3,169)
Korea (South)                   374        672       1,092         2,138           259          (1,666)
Malaysia                         --        529          61           590          (138)           (664)
Pakistan                         12        298          13           323           (29)           (227)
Philippines                     227        117         159           503           (80)           (260)
Singapore                        48      1,006         238         1,292          (714)         (1,120)
Taiwan                          234        591         136           961        (1,329)         (1,477)
Thailand                         88        438          82           608          (342)         (1,349)
Other                             4        121          25           150            (3)            (47)
---------------------------  ------    -------      ------       -------       ----------    ---------
 Total                        2,233     10,332       4,982        17,547        (5,333)        (13,203)
---------------------------  ------    -------      ------       -------       ---------     ---------
Central and Eastern Europe
Russian Federation               12         --           6            18           (42)           (429)
Other                           256         38         159           453          (251)           (245)
---------------------------  ------    -------      ------       -------       ---------     ---------
 Total                          268         38         165           471          (293)           (674)
---------------------------  ------    -------      ------       -------       ---------     ---------
Latin America
Argentina                       554        370         214         1,138          (129)           (505)
Brazil                        1,088        619         801         2,508          (910)         (1,122)
Chile                           659        219         121           999          (652)           (681)
Colombia                        330         53         109           492          (306)           (293)
Mexico                        1,756        215       1,904         3,875        (1,063)         (2,237)
Venezuela                       133         40         240           413          (144)           (210)
Other                           191         --         156           347           (83)            (96)
---------------------------  ------    -------      ------       -------       ---------     ---------
 Total                        4,711      1,516       3,545         9,772        (3,287)         (5,144)
---------------------------  ------    -------      ------       -------       ---------     ---------
   Total                     $7,212    $11,886      $8,692       $27,790       $(8,913)      $ (19,021)
===========================  ======    =======      ======       =======       =========     =========

(1) Includes the following claims by the Corporation's foreign offices on local country residents regardless of the currency: loans, accrued interest receivable, acceptances, time deposits placed, trading account assets, other interest-earning investments, other short-term monetary assets, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and available-for-sale (at fair value) and held-for-investment (at cost) securities.
(2) All instruments in (1) that are cross-border claims excluding loans but including derivative-dealer assets (at fair value) and available-for-sale (at fair value) and held-for-investment (at cost) securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,120, Venezuela - $168, Philippines - $22, and Latin America Other - $73. Held-for-investment securities (at cost) amounted to $772 with a fair value of $607.

              Exposure Exceeding One Percent of Total Assets(1,2)


                                                                                 Exposure
                                       Public            Private     Total    as a Percentage
(Dollars in millions)    December 31   Sector    Banks    Sector   Exposure   of Total Assets
----------------------- ------------- -------- -------- --------- ---------- ----------------
Japan                       1999       $2,208   $  573   $1,020     $3,801          .60%
                            1998        2,452    1,519    1,090      5,061          .82
                            1997        2,485    1,555    2,930      6,970         1.22
                            ====       ======   ======   ======     ======         ====

(1) Exposure includes local country and cross-border claims by the Corporation's foreign offices as follows: loans, accrued interest receivable, acceptances, time deposits placed, trading account assets, available-for-sale (at fair value) and held-for-investment (at cost) securities, other interest-earning investments, and other monetary assets. Amounts also include derivative-dealer assets, unused commitments, standby letters of credit, commercial letters of credit, and formal guarantees.
(2) Sector definitions are based on Federal Financial Institutions Examination Council instructions for preparing the Country Exposure Report.


     International Developments


     During 1998, and continuing into 1999, a number of countries in Asia, Latin America and Central and Eastern Europe experienced economic difficulties due to a combination of structural problems and negative market reaction that resulted from increased awareness of these problems. While each country's situation is unique, many share common factors such as: (1) government actions which restrain normal functioning of free markets in physical goods, capital and/or currencies; (2) perceived weaknesses of the banking systems; and (3) perceived overvaluation of local currencies and/or pegged exchange rate systems. These factors resulted in capital movement out of these countries or in reduced capital inflows, and, as a result, many of these countries experienced liquidity problems in addition to the structural problems.

     More recently, many of the Asian economies are showing signs of recovery from prior troubles and are slowly implementing structural reforms. However, there can be no assurance that this will continue and setbacks could be expected from time to time. Since early 1999, several Latin American economies have replaced their pegged exchange rate systems with free-floating currencies. While sustained recovery is not assured, much of Latin America is showing signs of recovery.

     Where appropriate, the Corporation has adjusted its activities (including its borrower selection) in light of the risks and opportunities discussed above. The Corporation continued to reduce its exposures in Asia, Latin America and Central and Eastern Europe throughout 1999. The Corporation will continue to monitor and adjust its foreign activities on a country-by-country basis depending on management's judgment of the likely developments in each country and will take action as deemed appropriate.

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


     Trading Portfolio

     The Corporation manages its exposure to market risk resulting from trading activities through a risk management function which is independent of the various business units. The Trading Risk Committee (TRC) establishes and monitors various limits on trading activities. These limits include product volume, gross and net positions, and value-at-risk (VAR) and stress profit and loss simulation limits. Product volume limits establish maximum aggregate amounts of specific types of derivatives, foreign exchange contracts and securities that the Corporation may hold in its trading account at any point in time. Position limits restrict the gross and net amount of contracts that can be held in the trading account in any specific maturity and product grouping. VAR measures the potential loss in future earnings due to market rate movements within the trading portfolio using proprietary models that are based on statistical probability. VAR limits establish the maximum amount of potential loss, based upon sophisticated modeling techniques, that the Corporation is willing to assume at any point in time to a certain degree of confidence. Additionally, the Corporation uses profit and loss simulations to measure the potential for loss in various segments of the trading portfolio resulting from specific and extremely adverse scenarios. These scenarios are projected without regard to the statistical probability of their occurrences. Loss simulation limits establish the maximum amount of projected loss computed by the simulation that the Corporation is willing to assume.

     The Corporation reduces the market risk to which it is exposed in the trading account by executing offsetting transactions with other counterparties. However, the Corporation retains open or uncovered trading account positions in an effort to generate revenue by correctly anticipating future market conditions and customer demands or by taking advantage of price differentials among the various markets in which it operates.

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

Trading Activities Market Risk

                                                     1999                              1998
                                       -------------------------------- ----------------------------------
                                        Average      High        Low      Average       High        Low
(US Dollar equivalents in millions)       VAR       VAR(1)     VAR(1)       VAR        VAR(1)     VAR(1)
-------------------------------------- --------- ----------- ---------- ----------- ----------- ----------
Based on perfect positive correlation
Interest rate                           $  85.6   $  126.8    $  66.8    $  120.2    $  163.8    $  92.7
Foreign currency                           12.9       23.5        7.9        28.5        46.0        8.3
Commodities                                 2.1        6.4        0.8         3.6         6.9        1.4
Equity                                     14.0       28.0        3.0         2.0         5.2        0.5
Based on zero correlation
Interest rate                              25.7       41.2       18.6        37.6        49.9       29.3
Foreign currency                           10.8       21.7        6.1        24.0        40.0        6.4
Commodities                                 1.6        5.8        0.6         2.7         5.3        1.1
Equity                                     13.1       26.8        2.6         1.7         5.2        0.5
======================================  =======   ========    =======    ========    ========    =======

(1) The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the components occurred on different trading days.

     The table above sets forth the calculated VAR amounts for 1999 and 1998. The amounts are calculated on a pre-tax basis. Interest rate and foreign exchange risks were generally lower in 1999 than in 1998 due to the decreased emphasis on proprietary risk-taking and the establishment of the Euro as a currency. Equity risk was generally higher in 1999 than in 1998 due to growth in the equity business.

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


Asset and Liability Management Activities

     Non-Trading Portfolio

     The Corporation's Asset and Liability Management (ALM) process is used to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios and identifying and linking such off-balance sheet positions to specific assets and liabilities. Interest rate risk represents the only material market risk exposure to the Corporation's non-trading on-balance sheet financial instruments. To effectively measure and manage interest rate risk, the Corporation uses sophisticated computer simulations which determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowings and off-balance sheet financial instruments. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Additionally, duration and market value sensitivity measures are selectively utilized where they provide added value to the overall interest rate risk management process.

     At December 31, 1999, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be less than one percent of net interest income.

     Table Eighteen summarizes the expected maturities, unrealized gains and losses and weighted average effective yields and rates associated with the Corporation's significant non-trading on-balance sheet financial instruments. Cash and cash equivalents, time deposits placed and other short-term investments, federal funds sold and purchased, resale and repurchase agreements, commercial paper, other short-term borrowings and foreign deposits, which are similar in nature to other short-term borrowings, are excluded from Table Eighteen as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. Loans held for sale are also excluded as their carrying values approximate their fair values, generally exposing the Corporation to insignificant market risk. For further information on the fair value of financial instruments see Note Sixteen of the consolidated financial statements on page 93.

Table Eighteen
Non-Trading On-Balance Sheet Financial Instruments

December 31, 1999
                                                                                        Expected Maturity
                                                                  --------------------------------------------------------------
                                                    Unrealized                                                           After
(Dollars in millions)                  Total      Gains/(Losses)      2000      2001      2002      2003       2004     2004
----------------------------------     ------     -------------       ----      ----      ----      ----       ----    -------
Assets(1)
Available-for-sale securities(2)
 Fixed rate
 Book value                           $ 74,873       $(3,777)      $   568   $ 5,884   $ 4,522   $13,849    $10,475    $39,575
 Weighted average effective yield         5.86%
 Variable rate
 Book value                           $ 10,612           (61)            4       349     3,823     1,690        458      4,288
 Weighted average effective yield         7.18%
Held-for-investment securities(2)
 Fixed rate
 Book value                           $  1,344          (152)          124        34        21        31         29      1,105
 Weighted average effective yield         7.81%
 Variable rate
 Book value                           $     78           --             33        13         5        15          7          5
 Weighted average effective yield         6.34%
Loans(2, 3)
 Fixed rate
 Book value                           $120,445           635        32,359    20,484    15,064    10,451      7,608     34,479
 Weighted average effective yield         7.90%
 Variable rate
 Book value                           $228,345         2,044        99,595    35,680    25,452    19,532     14,421     33,665
 Weighted average effective yield         7.87%
Liabilities(1)
Total deposits(4, 5)
 Fixed rate
 Book value                           $215,841            20        70,463    14,144    13,954    11,604     11,615     94,061
 Weighted average effective rate          2.52%
 Variable rate
 Book value                           $ 87,734             2        17,210    14,369    11,734     9,846      8,297     26,278
 Weighted average effective rate          3.10%
Long-term debt(6, 7)
 Fixed rate
 Book value                           $ 27,082           579         2,103     2,988     2,837     2,936      4,385     11,833
 Weighted average effective rate          7.07%
 Variable rate
 Book value                           $ 28,303           (31)        9,507     5,309     4,746     2,521      4,509      1,711
 Weighted average effective rate          6.18%
Trust preferred securities(6)
 Fixed rate
 Book value                           $  3,812           352            --       900        --       350         --      2,562
 Weighted average effective rate          8.03%
 Variable rate
 Book value                           $  1,143           --             --        --       400        --         --        743
 Weighted average effective rate          6.93%
===================================   ========

(1) Fixed and variable rate classifications are based on contractual rates and are not modified for the impact of asset and liability management contracts.
(2) Expected maturities reflect the impact of prepayment assumptions.
(3) Excludes leases.
(4) When measuring and managing market risk associated with domestic deposits, such as savings and demand deposits, the Corporation considers its long-term relationships with depositors. The unrealized gain on deposits in this table does not consider these long-term relationships, therefore only certificates of deposits reflect a change in value.
(5) Excludes foreign time deposits.
(6) Expected maturities of long-term debt and trust preferred securities reflect the Corporation's ability to redeem such debt prior to contractual maturities.
(7) Excludes obligations under capital leases.

 Interest Rate and Foreign Exchange Contracts

     Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation's ALM process. Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Futures contracts used for ALM activities are primarily index futures providing for cash payments based upon the movements of an underlying rate index. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, futures and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon date.

     Table Nineteen shows the notional amount of the Corporation's open interest rate and foreign exchange contracts. The notional amount of the Corporation's receive fixed and pay fixed interest rate swaps at December 31, 1999 was $63.0 billion and $25.7 billion, respectively. The receive fixed interest rate swaps are primarily converting variable-rate commercial loans to fixed rate. The net receive fixed position at December 31, 1999 was $37.3 billion compared to $34.7 billion notional at December 31, 1998. The Corporation had $8.0 billion and $7.7 billion notional of basis swaps at December 31, 1999 and 1998, respectively, linked primarily to loans and long-term debt. The Corporation had $35.1 billion and $26.8 billion notional of option products at December 31, 1999 and 1998, respectively. In addition, open foreign exchange contracts at December 31, 1999 had a notional amount of $6.2 billion compared to $3.3 billion notional at December 31, 1998.

     Table Nineteen also summarizes the estimated duration, weighted average receive and pay rates and the net unrealized gains and losses at December 31, 1999 and 1998 of the Corporation's open ALM interest rate swaps, as well as the average estimated duration and the net unrealized gains and losses at December 31, 1999 and 1998 of the Corporation's ALM basis swaps, options, futures and forward rate and foreign exchange contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized loss of $1.6 billion at December 31, 1999 and a net unrealized gain of $942 million at December 31, 1998. The change is primarily attributable to an increase in interest rates. The ALM option products had a net unrealized gain of $5 million at December 31, 1999 compared to a net unrealized loss of $46 million at December 31, 1998. At December 31, 1999 and 1998, open foreign exchange contracts had a net unrealized loss of $30 million and a net unrealized gain of $72 million, respectively.

     The amount of unamortized net realized deferred gains associated with closed ALM swaps was $174 million and $294 million at December 31, 1999 and 1998, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $82 million and $26 million at December 31, 1999 and 1998, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward rate contracts was $21 million and $1 million at December 31, 1999 and 1998, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at December 31, 1999 and 1998.

     Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 20. See Note Eleven of the consolidated financial statements on page 79 for information on the Corporation's ALM contracts.

Table Nineteen
Asset and Liability Management Interest Rate and Foreign Exchange Contracts

December 31, 1999
(Dollars in millions, average               Fair
estimated duration in years)                Value
-------------------------------------- --------------
Open interest rate contracts
Total receive fixed swaps                 $(1,747)
 Notional amount
 Weighted average receive rate
Total pay fixed swaps                         115
 Notional amount
 Weighted average pay rate
Basis swaps                                    (6)
                                          ----------
 Notional amount
  Total swaps                              (1,638)
--------------------------------------    ---------
Option products                                 5
 Notional amount
Futures and forward rate contracts              3
 Notional amount
--------------------------------------
  Total open interest rate contracts       (1,630)
--------------------------------------    ---------
Closed interest rate contracts(1)             235
--------------------------------------    ---------
  Net interest rate contract
   position                                (1,395)
--------------------------------------    ---------
Open foreign exchange contracts               (30)
 Notional amount
--------------------------------------    ---------
  Total ALM contracts                     $(1,425)
======================================    =========



December 31, 1999
                                                                          Expected Maturity
                                       ----------------------------------------------------------------------------------------
(Dollars in millions, average                                                                                          After
estimated duration in years)               Total        2000         2001         2002        2003         2004        2004
-------------------------------------- ------------ ------------ ------------ ----------- ------------ ----------- ------------
Open interest rate contracts
Total receive fixed swaps
 Notional amount                         $ 63,002     $ 13,539     $ 11,493     $ 1,637     $ 12,894     $ 7,104     $ 16,335
 Weighted average receive rate               6.15%        5.98%        6.43%       6.88%        5.60%       6.57%        6.28%
Total pay fixed swaps
 Notional amount                         $ 25,701     $  6,893     $  8,232     $ 3,175     $  2,475     $   719     $  4,207
 Weighted average pay rate                   6.68%        6.84%        6.57%       6.23%        7.10%       7.46%        6.61%
Basis swaps
 Notional amount                         $  7,971     $    743     $    601     $ 1,669     $  4,958     $    --     $     --
  Total swaps
--------------------------------------
Option products
 Notional amount                         $ 35,134     $    505     $  2,088     $   868     $  1,950     $15,661     $ 14,062
Futures and forward rate contracts
 Notional amount                         $    931     $    931     $     --     $    --     $     --     $    --     $     --
--------------------------------------   --------     --------     --------     -------     --------     -------     --------
  Total open interest rate contracts
--------------------------------------
Closed interest rate contracts(1)
--------------------------------------
  Net interest rate contract
   position
--------------------------------------
Open foreign exchange contracts
 Notional amount                         $  6,231     $    273     $  1,499     $ 2,552     $    112     $   623     $  1,172
--------------------------------------   --------     --------     --------     -------     --------     -------     --------
  Total ALM contracts
======================================



December 31, 1999
                                         Average
(Dollars in millions, average           Estimated
estimated duration in years)            Duration
-------------------------------------- ----------
Open interest rate contracts
Total receive fixed swaps              2.75
 Notional amount
 Weighted average receive rate
Total pay fixed swaps                  2.11
 Notional amount
 Weighted average pay rate
Basis swaps                            3.19
 Notional amount
  Total swaps
--------------------------------------
Option products
 Notional amount
Futures and forward rate contracts
 Notional amount
--------------------------------------
  Total open interest rate contracts
--------------------------------------
Closed interest rate contracts(1)
--------------------------------------
  Net interest rate contract
   position
--------------------------------------
Open foreign exchange contracts
 Notional amount
--------------------------------------
  Total ALM contracts
======================================


December 31, 1998
(Dollars in millions, average              Fair
estimated duration in years)               Value
--------------------------------------- ----------
Open interest rate contracts
Total receive fixed swaps                $  1,958
 Notional value
 Weighted average receive rate
Total pay fixed swaps                      (1,006)
 Notional value
 Weighted average pay rate
Basis swaps                                   (10)
                                         --------
 Notional value
  Total swaps                                 942
---------------------------------------  --------
Option products                               (46)
 Notional amount
Futures and forward rate contracts              2
 Notional amount
---------------------------------------  --------
  Total open interest rate contracts          898
---------------------------------------  --------
Closed interest rate contracts(1)             319
---------------------------------------  --------
  Net interest rate contract position       1,217
---------------------------------------  --------
Open foreign exchange contracts                72
 Notional amount
---------------------------------------  --------
  Total ALM contracts                    $  1,289
=======================================  ========


December 31, 1998
                                                                           Expected Maturity
                                        ----------------------------------------------------------------------------------------
(Dollars in millions, average                                                                                           After
estimated duration in years)                Total        1999        2000        2001         2002         2003         2003
--------------------------------------- ------------ ----------- ----------- ------------ ------------ ------------ ------------
Open interest rate contracts
Total receive fixed swaps
 Notional value                           $ 60,450     $ 4,492     $ 8,220     $ 12,213     $  2,599     $ 15,826     $ 17,100
 Weighted average receive rate                6.16%       6.16%       6.28%        6.31%        6.93%        5.59%        6.43%
Total pay fixed swaps
 Notional value                           $ 25,770     $ 6,062     $ 6,900     $  4,356     $  1,177     $  2,481     $  4,794
 Weighted average pay rate                    6.73%       6.46%       6.89%        6.47%        7.31%        7.14%        6.76%
Basis swaps
 Notional value                           $  7,736     $ 1,685     $   743     $    625     $  1,669     $  3,014     $     --
  Total swaps
---------------------------------------   --------     -------     -------     --------     --------     --------     --------
Option products
 Notional amount                          $ 26,836     $ 3,225     $   543     $  1,088     $    938     $  1,950     $ 19,092
Futures and forward rate contracts
 Notional amount                          $  6,348     $ 6,348     $    --     $     --     $     --     $     --     $     --
---------------------------------------   --------     -------     -------     --------     --------     --------     --------
  Total open interest rate contracts
---------------------------------------
Closed interest rate contracts(1)
---------------------------------------
  Net interest rate contract position
---------------------------------------
Open foreign exchange contracts
 Notional amount                          $  3,314     $   300     $   273     $  1,084     $    527     $    112     $  1,018
---------------------------------------   --------     -------     -------     --------     --------     --------     --------
  Total ALM contracts
=======================================



December 31, 1998
                                          Average
(Dollars in millions, average            Estimated
estimated duration in years)             Duration
--------------------------------------- ----------
Open interest rate contracts
Total receive fixed swaps               4.55
 Notional value
 Weighted average receive rate
Total pay fixed swaps                   3.18
 Notional value
 Weighted average pay rate
Basis swaps                             2.88
 Notional value
  Total swaps
---------------------------------------
Option products
 Notional amount
Futures and forward rate contracts
 Notional amount
---------------------------------------
  Total open interest rate contracts
---------------------------------------
Closed interest rate contracts(1)
---------------------------------------
  Net interest rate contract position
---------------------------------------
Open foreign exchange contracts
 Notional amount
---------------------------------------
  Total ALM contracts
=======================================

(1) Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.

Table Twenty
Selected Quarterly Operating Results

                                                                           1999 Quarters
                                                      -------------------------------------------------------
(Dollars in millions, except per share information)       Fourth        Third         Second        First
----------------------------------------------------- ------------- ------------- ------------- -------------
Operating Basis (1)
-------------------
Income statement
Interest income                                         $   9,622     $   9,294     $   9,206     $   9,201
Interest expense                                            5,147         4,744         4,594         4,601
Net interest income                                         4,475         4,550         4,612         4,600
Net interest income (taxable-equivalent basis)              4,541         4,603         4,663         4,645
Provision for credit losses                                   350           450           510           510
Gains on sales of securities                                   14            44            52           130
Noninterest income                                          3,596         3,728         3,522         3,223
Other noninterest expense                                   4,550         4,526         4,457         4,453
Income before income taxes                                  3,185         3,346         3,219         2,990
Income tax expense                                          1,070         1,195         1,159         1,076
Net income                                                  2,115         2,151         2,060         1,914
Performance ratios
Return on average assets                                     1.33%         1.40%         1.34%         1.27%
Return on average common shareholders' equity              17.95         18.40         17.64         16.78
Per common share data
Earnings                                                $   1.24      $   1.25      $   1.18      $   1.10
Diluted earnings                                            1.23          1.23          1.15          1.08
Cash basis financial data (2)
Earnings per common share                                   1.37          1.38          1.31          1.23
Diluted earnings per common share                           1.35          1.35          1.28          1.20
Return on average tangible assets                            1.50%         1.58%         1.53%         1.46%
Return on average tangible common
 shareholders' equity                                      28.38         29.48         28.49         27.44

As Reported
-----------
Income statement
Merger-related charges, net                             $     325     $      --     $     200     $      --
Income before income taxes                                  2,860         3,346         3,019         2,990
Income tax expense                                            958         1,195         1,104         1,076
Net income                                                  1,902         2,151         1,915         1,914
Performance ratios
Return on average assets                                     1.20%         1.40%         1.25%         1.27%
Return on average common shareholders' equity              16.14         18.40         16.40         16.78
Per common share data
Earnings                                                $   1.12      $   1.25      $   1.10      $   1.10
Diluted earnings                                            1.10          1.23          1.07          1.08
Cash dividends paid                                          .50           .45           .45           .45
Cash basis financial data (2)
Earnings per common share                                   1.25          1.38          1.23          1.23
Diluted earnings per common share                           1.23          1.35          1.20          1.20
Return on average tangible assets                            1.36%         1.58%         1.43%         1.46%
Return on average tangible common
 shareholders' equity                                      25.79         29.48         26.68         27.44
Average balance sheet
Average total assets                                    $ 630,743     $ 611,448     $ 615,364     $ 609,624
Average total deposits                                    341,913       336,998       342,249       345,931
Average total shareholders' equity                         46,792        46,439        46,891        46,279
Yield on average earning assets                              7.09%         7.03%         7.00%         7.13%
Rate on average interest-bearing liabilities                4.54          4.30          4.16          4.26
Net interest spread                                         2.55          2.73          2.84          2.87
Net interest yield                                          3.32          3.46          3.53          3.58
Risk-based capital ratios (at period end)(3)
Tier 1 capital                                              7.35          7.71          7.38          7.40
Total capital                                              10.88         11.39         11.09         11.17
Leverage ratio                                              6.26          6.59          6.34          6.47
Market price per share of common stock
Closing                                                 $ 50 3/16     $55 11/16     $ 73 5/16     $  70 5/8
High                                                       67 1/2        76 3/8        76 1/8        74 1/2
Low                                                        47 5/8        53 1/4        61 1/2        59 1/2
=====================================================   =========     =========     =========     =========

                                                                          1998 Quarters
                                                      ------------------------------------------------------
(Dollars in millions, except per share information)       Fourth        Third         Second        First
----------------------------------------------------- ------------- ------------- ------------- ------------
Operating Basis (1)
-------------------
Income statement
Interest income                                         $   9,638     $   9,608     $   9,637    $   9,705
Interest expense                                            5,029         5,164         5,011        5,086
Net interest income                                         4,609         4,444         4,626        4,619
Net interest income (taxable-equivalent basis)              4,650         4,484         4,668        4,659
Provision for credit losses                                   510         1,405           495          510
Gains on sales of securities                                  404           280           120          213
Noninterest income                                          2,655         2,405         3,636        3,493
Other noninterest expense                                   4,687         4,583         4,767        4,704
Income before income taxes                                  2,471         1,141         3,120        3,111
Income tax expense                                            868           248         1,099        1,138
Net income                                                  1,603           893         2,021        1,973
Performance ratios
Return on average assets                                     1.05%          .61%         1.41%        1.38%
Return on average common shareholders' equity              14.12          7.73         18.24        18.52
Per common share data
Earnings                                                $    .92      $    .51      $   1.16     $   1.14
Diluted earnings                                             .91           .50          1.13         1.11
Cash basis financial data (2)
Earnings per common share                                   1.05           .64          1.29         1.27
Diluted earnings per common share                           1.04           .63          1.25         1.24
Return on average tangible assets                            1.22%          .79%         1.61%        1.59%
Return on average tangible common
 shareholders' equity                                      23.97         14.51         31.23        32.57

As Reported
-----------
Income statement
Merger-related charges, net                             $     600     $     725     $    (430)   $     900
Income before income taxes                                  1,871           416         3,550        2,211
Income tax expense                                            709            42         1,252          880
Net income                                                  1,162           374         2,298        1,331
Performance ratios
Return on average assets                                      .76%          .26%         1.61%         .93%
Return on average common shareholders' equity              10.23          3.23         20.76        12.46
Per common share data
Earnings                                                $    .67      $    .21      $   1.32     $    .77
Diluted earnings                                             .66           .21          1.28          .75
Cash dividends paid                                          .45           .38           .38          .38
Cash basis financial data (2)
Earnings per common share                                   0.80           .34          1.45          .90
Diluted earnings per common share                            .79           .34          1.41          .87
Return on average tangible assets                             .93%          .42%         1.81%        1.12%
Return on average tangible common
 shareholders' equity                                      18.18          7.76         35.10        23.02
Average balance sheet
Average total assets                                    $ 606,541     $ 578,353     $ 573,975    $ 578,841
Average total deposits                                    351,766       347,783       342,369      339,867
Average total shareholders' equity                         45,051        45,756        44,857       43,628
Yield on average earning assets                              7.44%         7.73%         7.89%        7.98%
Rate on average interest-bearing liabilities                4.60          4.94          4.90         4.93
Net interest spread                                         2.84          2.79          2.99         3.05
Net interest yield                                          3.58          3.60          3.80         3.83
Risk-based capital ratios (at period end)(3)
Tier 1 capital                                              7.06          7.29          7.32         6.80
Total capital                                              10.94         11.25         11.77        11.19
Leverage ratio                                              6.22          6.64          6.21         5.64
Market price per share of common stock
Closing                                                 $  60 1/8     $  53 1/2     $76 11/16    $72 15/16
High                                                       66 5/8       88 7/16            85       75 1/8
Low                                                            44        47 7/8       72 1/16       56 1/4
=====================================================   =========     =========     =========    =========

(1) Operating basis excludes merger-related charges.
(2) Cash basis calculations exclude goodwill and other intangible assets and their related amortization expense.
(3) Ratios for the first and second quarters of 1998 have not been restated to reflect the impact of the BankAmerica merger.

Table Twenty-One
Quarterly Average Balances and Interest Rates -- Taxable-Equivalent Basis

                                                                    Fourth Quarter 1999               Third Quarter 1999
                                                             --------------------------------- --------------------------------
                                                                          Interest                            Interest
                                                               Average     Income/    Yield/       Average    Income/    Yield/
(Dollars in millions)                                          Balance     Expense     Rate        Balance    Expense     Rate
----------------------------------------------------------   ----------- ---------- ----------   ----------- --------- ----------
Earning assets
Time deposits placed and other short-term investments         $  4,512     $   73       6.33%     $  5,018    $   69       5.50%
Federal funds sold and securities purchased under
 agreements to resell                                           39,700        458       4.60        33,074       440       5.30
Trading account assets                                          38,453        544       5.63        37,453       483       5.14
Securities:
 Available-for-sale(1)                                          85,009      1,301       6.10        78,779     1,208       6.12
 Held-for-investment                                             1,433         25       7.25         1,482        26       7.02
---------------------                                         --------     ------      -----      --------    ------      -----
  Total securities                                              86,442      1,326       6.12        80,261     1,234       6.13
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
Loans and leases(2)
 Commercial - domestic                                         140,674      2,707       7.64       136,149     2,488       7.25
 Commercial - foreign                                           27,430        453       6.56        28,348       494       6.93
 Commercial real estate - domestic                              24,345        506       8.23        25,056       517       8.19
 Commercial real estate - foreign                                  306          6       8.96           295         7       8.80
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
  Total commercial                                             192,755      3,672       7.56       189,848     3,506       7.33
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
 Residential mortgage                                           79,783      1,450       7.26        80,015     1,431       7.14
 Home equity lines                                              16,882        345       8.12        16,316       321       7.79
 Direct/Indirect consumer                                       42,442        888       8.30        42,740       875       8.13
 Consumer finance                                               21,340        440       8.18        19,923       433       8.62
 Bankcard                                                        8,578        245      11.32         8,923       256      11.38
 Foreign consumer                                                2,430         54       8.77         3,635        86       9.36
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
  Total consumer                                               171,455      3,422       7.94       171,552     3,402       7.89
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
   Total loans and leases                                      364,210      7,094       7.74       361,400     6,908       7.59
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
Other earning assets                                            10,247        193       7.51        11,358       213       7.40
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
  Total earning assets(3)                                      543,564      9,688       7.09       528,564     9,347       7.03
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
Cash and cash equivalents                                       25,467                              25,905
Other assets, less allowance for credit losses                  61,712                              56,979
----------------------------------------------------------    --------                            --------
  Total assets                                                $630,743                            $611,448
==========================================================    ========                            ========
Interest-bearing liabilities
Domestic interest-bearing deposits:
 Savings                                                      $ 25,082         80       1.27      $ 26,037        82       1.25
 NOW and money market deposit accounts                          97,481        639       2.60        96,402       579       2.38
 Consumer CDs and IRAs                                          74,653        932       4.95        73,429       898       4.85
 Negotiated CDs, public funds and other time deposits            6,825         98       5.73         6,609        94       5.66
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
  Total domestic interest-bearing deposits                     204,041      1,749       3.40       202,477     1,653       3.24
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
Foreign interest-bearing deposits(4)
 Banks located in foreign countries                             14,305        178       4.93        13,668       160       4.65
 Governments and official institutions                           7,121         99       5.53         7,185        90       4.99
 Time, savings and other                                        24,993        298       4.72        25,500       295       4.57
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
  Total foreign interest-bearing deposits                       46,419        575       4.91        46,353       545       4.66
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
   Total interest-bearing deposits                             250,460      2,324       3.68       248,830     2,198       3.50
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
Federal funds purchased, securities sold under agreements
 to repurchase and other short-term borrowings                 120,858      1,638       5.38       114,934     1,437       4.96
Trading account liabilities                                     19,223        190       3.92        15,677       189       4.78
Long-term debt(5)                                               59,972        995       6.63        59,283       920       6.21
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
  Total interest-bearing liabilities(6)                        450,513      5,147       4.54       438,724     4,744       4.30
----------------------------------------------------------    --------     ------      -----      --------    ------      -----
Noninterest-bearing sources
 Noninterest-bearing deposits                                   91,453                              88,168
 Other liabilities                                              41,985                              38,117
 Shareholders' equity                                           46,792                              46,439
----------------------------------------------------------    --------                            --------
  Total liabilities and shareholders' equity                  $630,743                            $611,448
==========================================================    ========                            ========
Net interest spread                                                                     2.55                               2.73
Impact of noninterest-bearing sources                                                    .77                                .73
----------------------------------------------------------                             -----                              -----
  Net interest income/yield on earning assets                              $4,541       3.32%                 $4,603       3.46%
==========================================================                 ======      =====                  ======      =====

(1) The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent basis adjustments of $66, $53, $51 and $45 in the fourth, third, second and first quarters of 1999 and $41 in the fourth quarter of 1998, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying assets $57, $103, $83 and $63 in the fourth, third, second and first quarters of 1999 and $70 in the fourth quarter of 1998, respectively.
(4) Primarily consists of time deposits in denominations of $100,000 or more.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $(2), $6, $52 and $60 in the fourth, third, second and first quarters of 1999 and $27 in the fourth quarter of 1998, respectively.

         Second Quarter 1999                     First Quarter 1999                     Fourth Quarter 1998
-------------------------------------   -------------------------------------   ------------------------------------
               Interest                                Interest                                Interest
  Average       Income/      Yield/       Average       Income/      Yield/       Average      Income/      Yield/
  Balance       Expense       Rate        Balance       Expense       Rate        Balance      Expense       Rate
-----------   ----------   ----------   -----------   ----------   ----------   -----------   ---------   ----------
$  5,159        $   65         5.03%     $  6,408       $   88         5.58%     $  6,702      $  111         6.56%

  29,521           387         5.25        26,561          381         5.80        29,564         486         6.53
  39,837           528         5.31        41,129          547         5.36        39,391         613         6.19

  76,373         1,139         5.97        73,925        1,161         6.31        69,354       1,162         6.68
   1,482            28         7.61         1,905           33         6.84         2,948          44         6.09
--------        ------        -----      --------       ------        -----      --------      ------        -----
  77,855         1,167         6.00        75,830        1,194         6.33        72,302       1,206         6.66
--------        ------        -----      --------       ------        -----      --------      ------        -----

 138,257         2,473         7.17       138,272        2,444         7.16       136,629       2,542         7.39
  30,209           456         6.05        31,568          494         6.35        32,893         569         6.86
  25,938           533         8.25        26,827          559         8.45        28,427         601         8.38
     289             6         8.48           286            6         8.79           319           8         9.39
--------        ------        -----      --------       ------        -----      --------      ------        -----
 194,693         3,468         7.14       196,953        3,503         7.21       198,268       3,720         7.45
--------        ------        -----      --------       ------        -----      --------      ------        -----
  80,151         1,430         7.14        75,789        1,356         7.18        73,033       1,336         7.30
  15,857           304         7.68        15,537          298         7.79        15,781         326         8.17
  42,240           859         8.15        41,652          847         8.24        40,557         876         8.57
  17,794           424         9.56        15,880          373         9.53        14,368         338         9.33
  10,365           306        11.83        11,287          327        11.76        12,078         366        12.01
   3,653            87         9.55         3,648           89         9.90         3,551          94        10.47
--------        ------        -----      --------       ------        -----      --------      ------        -----
 170,060         3,410         8.03       163,793        3,290         8.11       159,368       3,336         8.32
--------        ------        -----      --------       ------        -----      --------      ------        -----
 364,753         6,878         7.56       360,746        6,793         7.62       357,636       7,056         7.84
--------        ------        -----      --------       ------        -----      --------      ------        -----
  12,924           232         7.23        13,008          243         7.53        11,471         207         7.19
--------        ------        -----      --------       ------        -----      --------      ------        -----
 530,049         9,257         7.00       523,682        9,246         7.13       517,066       9,679         7.44
--------        ------        -----      --------       ------        -----      --------      ------        -----
  25,868                                   25,826                                  25,834
  59,447                                   60,116                                  63,641
--------                                 --------                                --------
$615,364                                 $609,624                                $606,541
========                                 ========                                ========


$ 21,799            67         1.24      $ 21,637           71         1.33      $ 21,702          91         1.67
 100,897           581         2.31        99,864          575         2.33        97,589         622         2.53
  73,601           847         4.61        74,362          857         4.68        74,923         956         5.06
   6,238            80         5.14         6,914           89         5.20         7,388          96         5.16
--------        ------        -----      --------       ------        -----      --------      ------        -----
 202,535         1,575         3.12       202,777        1,592         3.18       201,602       1,765         3.47
--------        ------        -----      --------       ------        -----      --------      ------        -----

  16,947           196         4.62        20,379          268         5.34        24,938         325         5.17
   8,089            98         4.81         9,172          113         5.02        10,278         143         5.54
  26,354           299         4.56        26,980          339         5.10        26,868         365         5.39
--------        ------        -----      --------       ------        -----      --------      ------        -----
  51,390           593         4.62        56,531          720         5.17        62,084         833         5.32
--------        ------        -----      --------       ------        -----      --------      ------        -----
 253,925         2,168         3.42       259,308        2,312         3.62       263,686       2,598         3.91
--------        ------        -----      --------       ------        -----      --------      ------        -----

 116,339         1,396         4.82       112,384        1,355         4.88       104,416       1,422         5.40
  14,178           150         4.25        12,679          129         4.13        14,194         165         4.62
  58,302           880         6.03        52,642          805         6.12        51,779         844         6.52
--------        ------        -----      --------       ------        -----      --------      ------        -----
 442,744         4,594         4.16       437,013        4,601         4.26       434,075       5,029         4.60
--------        ------        -----      --------       ------        -----      --------      ------        -----

  88,324                                   86,623                                  88,080
  37,405                                   39,709                                  39,335
  46,891                                   46,279                                  45,051
--------                                 --------                                --------
$615,364                                 $609,624                                $606,541
========                                 ========                                ========
                               2.84                                    2.87                                   2.84
                                .69                                     .71                                    .74
--------                      -----                                   -----                                  -----
                $4,663         3.53%                    $4,645         3.58%                   $4,650         3.58%
========        ======        =====                     ======        =====                    ======        =====

1998 Compared to 1997

     The following discussion and analysis provides a comparison of the Corporation's results of operations for the years ended December 31, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 52 through 99.


Overview

     The Corporation's operating net income decreased five percent to $6.49 billion in 1998 from $6.81 billion in 1997. Operating earnings per common share for 1998 decreased to $3.73 from $3.86 in 1997. Diluted operating earnings per common share decreased to $3.64 for 1998 compared to $3.76 for 1997. Including merger-related charges of $1.80 billion ($1.33 billion, net of tax), net income decreased 21 percent to $5.17 billion in 1998 compared to $6.54 billion in 1997. Earnings per common share and diluted earnings per common share were $2.97 and $2.90, respectively, in 1998 compared to $3.71 and $3.61, respectively, in 1997.


Business Segment Operations

     Consumer Banking's net income increased 16 percent to $3.9 billion in 1998 compared to $3.4 billion in 1997. Taxable-equivalent net interest income decreased three percent to $11.8 billion in 1998 compared to $12.2 billion in 1997. Noninterest income increased six percent in 1998 to $6.6 billion compared to $6.2 billion in 1997. The net interest yield increased 10 basis points from 1997 to 4.88 percent. Return on average equity increased to 19.2 percent in 1998 from 16.3 percent in 1997. Return on tangible equity increased to 29.3 percent in 1998 from 26.2 percent in 1997. Revenue growth and expense control led to a 190 basis point improvement in the efficiency ratio in 1998 to 59.9 percent from 61.8 percent in 1997. The cash basis efficiency ratio improved to
56.6 percent in 1998 from 58.4 percent in 1997.

     Commercial Banking's net income decreased two percent to $953 million in 1998 compared to $977 million in 1997. Taxable-equivalent net interest income remained essentially flat at $2.2 billion. Noninterest income increased 19 percent in 1998 to $730 million compared to $613 million in 1997. The net interest yield decreased 36 basis points from 1997 to 3.97 percent. Return on average equity decreased to 20.1 percent in 1998 from 21.6 percent in 1997. Return on tangible equity decreased to 27.1 percent in 1998 from 29.9 percent in 1997. The efficiency ratio increased to 48.1 percent in 1998 from 43.5 percent in 1997. The cash basis efficiency ratio increased to 44.6 percent in 1998 from 40.0 percent in 1997.

     Global Corporate and Investment Banking's net income decreased 83 percent to $292 million in 1998 compared to $1.7 billion in 1997. Taxable-equivalent net interest income increased seven percent in 1998 to $3.8 billion compared to $3.6 billion in 1997. Noninterest income decreased seven percent in 1998 to $2.9 billion compared to $3.1 billion in 1997. The net interest yield decreased one basis point from 1997 to 2.12 percent. Return on average equity decreased to 2.3 percent in 1998 from 15.9 percent in 1997. Return on tangible equity decreased to 4.1 percent in 1998 from 18.8 percent in 1997. The efficiency ratio increased to 70.6 percent in 1998 from 53.8 percent in 1997. The cash basis efficiency ratio increased to 68.1 percent in 1998 from 52.1 percent in 1997.

     Principal Investing and Asset Management's net income decreased 10 percent to $491 million in 1998 compared to $544 million in 1997. Taxable-equivalent net interest income increased 12 percent in 1998 to $459 million compared to $409 million in 1997. Noninterest income remained essentially flat at $1.9 billion. The net interest yield decreased 36 basis points from 1997 to 2.94 percent. Return on average equity decreased to 20.1 percent in 1998 from 27.0 percent in 1997. Return on tangible equity decreased to 22.8 percent in 1998 from 31.2 percent in 1997. The efficiency ratio increased to 67.1 percent in 1998 compared to 62.0 percent in 1997. The cash basis efficiency ratio increased to 65.9 percent in 1998 from 61.0 percent in 1997.

Net Interest Income

     Net interest income on a taxable-equivalent basis remained essentially unchanged at $18.5 billion in 1998 compared to $18.6 billion in 1997, primarily due to a reduction in the net difference between loan and deposit rates and the impact of securitizations, divestitures and assets sales. The decrease was partially offset by loan growth and increased core funding.

     The net interest yield decreased 31 basis points to 3.69 percent in 1998 compared to 4.00 percent in 1997, primarily reflecting higher levels of investment securities, which have a lower yield than loans, and a reduction in the net difference between loan and deposit rates.


Provision for Credit Losses

     The provision for credit losses was $2.9 billion in 1998 compared to $1.9 billion in the prior year, reflecting the impact of certain nonrecurring charges in 1998, including a provision related to weaknesses in global economic conditions in the third quarter of 1998 and higher net commercial charge-offs. The provision for credit losses covered net charge-offs, which increased $615 million to $2.5 billion in 1998, primarily due to higher commercial net charge-offs, partially offset by lower net charge-offs in the consumer loan portfolio.

     The allowance for credit losses was $7.1 billion, or 1.99 percent of loans and leases, at December 31, 1998 compared to $6.8 billion, or 1.98 percent, at December 31, 1997. The allowance for credit losses was 287.01 percent of nonperforming loans at December 31, 1998 compared to 321.03 percent at December 31, 1997.


Gains on Sales of Securities

     Gains on sales of securities were $1.0 billion in 1998 compared to $271 million in 1997. Securities gains were higher in 1998 as a result of increased activity in connection with the Corporation's overall risk management activity and favorable market conditions for certain debt instruments caused by turbulence in equity markets.


Noninterest Income

     Noninterest income increased four percent to $12.2 billion in 1998, primarily reflecting higher levels of income from investment banking, brokerage, and credit card activities, offset by declines in mortgage banking and trading income.


Other Noninterest Expense

     Other noninterest expense increased six percent to $18.7 billion in 1998 compared to $17.6 billion in 1997, primarily due to increases in personnel, data processing and general administrative and other expenses associated with the NationsBanc Montgomery Securities, Robertson Stephens and NationsBanc Auto Leasing, Inc. acquisitions in 1997.


Income Taxes

     The Corporation's income tax expense for 1998 and 1997 was $2.9 billion and $4.0 billion, respectively, for an effective tax rate of 35.8 percent and
38.0 percent, repectively. The reduction in the effective tax rate was due primarily to the reorganization of certain subsidiaries of the Corporation in 1998.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management" on page 42 for Quantitative and Qualitative Disclosures about Market Risk.


Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Management

     The management of Bank of America Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements of the Corporation. The consolidated financial statements and notes have been prepared by the Corporation in accordance with accounting principles generally accepted in the United States and, in the judgment of management, present fairly the Corporation's financial position and results of operations. The financial information contained elsewhere in this report is consistent with that in the consolidated financial statements. The financial statements and other financial information in this report include amounts that are based on management's best estimates and judgments giving due consideration to materiality.

     The Corporation maintains a system of internal accounting controls to provide reasonable assurance that assets are safe-guarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 1999, management believes that the internal controls are in place and operating effectively.

     The Internal Audit Division of the Corporation reviews, evaluates, monitors and makes recommendations on both administrative and accounting control, which acts as an integral, but independent, part of the system of internal controls.

     The independent accountants were engaged to perform an independent audit of the consolidated financial statements. In determining the nature and extent of their auditing procedures, they have evaluated the Corporation's accounting policies and procedures and the effectiveness of the related internal control system. An independent audit provides an objective review of management's responsibility to report operating results and financial condition. Their report appears on page 53.

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


/s/ HUGH L. MCCOLL, JR.
-------------------------
Hugh L. McColl, Jr.
Chairman of the Board and
Chief Executive Officer


/s/ JAMES H. HANCE, JR.
-------------------------
James H. Hance, Jr.
Vice Chairman and
Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Shareholders of Bank of America Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
January 13, 2000

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

                                                                                 Year Ended December 31
                                                                         --------------------------------------
(Dollars in millions, except per share information)                          1999         1998         1997
------------------------------------------------------------------------ ------------ ------------ ------------
Interest income
Interest and fees on loans and leases                                     $   27,569   $   28,331   $   29,085
Interest and dividends on securities                                           4,826        4,502        3,283
Federal funds sold and securities purchased under agreements to resell         1,666        1,828        1,516
Trading account assets                                                         2,087        2,626        2,582
Other interest income                                                          1,175        1,301          867
------------------------------------------------------------------------  ----------   ----------   ----------
  Total interest income                                                       37,323       38,588       37,333
------------------------------------------------------------------------  ----------   ----------   ----------
Interest expense
Deposits                                                                       9,002       10,811       10,684
Short-term borrowings                                                          5,826        5,239        4,105
Trading account liabilities                                                      658          895          975
Long-term debt                                                                 3,600        3,345        3,137
------------------------------------------------------------------------  ----------   ----------   ----------
  Total interest expense                                                      19,086       20,290       18,901
------------------------------------------------------------------------  ----------   ----------   ----------
Net interest income                                                           18,237       18,298       18,432
Provision for credit losses                                                    1,820        2,920        1,904
------------------------------------------------------------------------  ----------   ----------   ----------
Net interest income after provision for credit losses                         16,417       15,378       16,528

Gains on sales of securities                                                     240        1,017          271

Noninterest income
Service charges on deposit accounts                                            3,645        3,396        3,373
Mortgage servicing income                                                        673          389          543
Investment banking income                                                      2,244        2,009        1,476
Trading account profits and fees                                               1,495          171          976
Brokerage income                                                                 724          728          355
Nondeposit-related service fees                                                  554          652          680
Asset management and fiduciary service fees                                    1,023          973          990
Credit card income                                                             1,791        1,448        1,231
Other income                                                                   1,920        2,423        2,132
------------------------------------------------------------------------  ----------   ----------   ----------
  Total noninterest income                                                    14,069       12,189       11,756
------------------------------------------------------------------------  ----------   ----------   ----------
Merger-related charges, net                                                      525        1,795          374

Other noninterest expense
Personnel                                                                      9,308        9,412        8,703
Occupancy                                                                      1,627        1,643        1,576
Equipment                                                                      1,346        1,404        1,408
Marketing                                                                        537          581          655
Professional fees                                                                630          843          763
Amortization of intangibles                                                      888          902          855
Data processing                                                                  763          765          626
Telecommunications                                                               549          563          491
Other general operating                                                        1,820        2,044        2,059
General administrative and other                                                 518          584          489
------------------------------------------------------------------------  ----------   ----------   ----------
  Total other noninterest expense                                             17,986       18,741       17,625
------------------------------------------------------------------------  ----------   ----------   ----------
Income before income taxes                                                    12,215        8,048       10,556
Income tax expense                                                             4,333        2,883        4,014
------------------------------------------------------------------------  ----------   ----------   ----------
Net income                                                                $    7,882   $    5,165   $    6,542
========================================================================  ==========   ==========   ==========
Net income available to common shareholders                               $    7,876   $    5,140   $    6,431
========================================================================  ==========   ==========   ==========
Per share information(1)
Earnings per common share                                                 $     4.56   $     2.97   $     3.71
========================================================================  ==========   ==========   ==========
Diluted earnings per common share                                         $     4.48   $     2.90   $     3.61
========================================================================  ==========   ==========   ==========
Dividends per common share                                                $     1.85   $     1.59   $     1.37
========================================================================  ==========   ==========   ==========
Average common shares issued and outstanding (in thousands)(1)             1,726,006    1,732,057    1,733,194
========================================================================  ==========   ==========   ==========

(1) Share and per share data reflect a two-for-one stock split on February 27, 1997.

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

                                                                                    December 31
                                                                             -------------------------
(Dollars in millions)                                                            1999         1998
---------------------------------------------------------------------------- ------------ ------------
Assets
Cash and cash equivalents                                                      $ 26,989     $ 28,277
Time deposits placed and other short-term investments                             4,838        6,750
Federal funds sold and securities purchased under agreements to resell           37,928       27,146
Trading account assets                                                           38,460       39,602
Securities:
 Available-for-sale                                                              81,647       78,590
 Held-for-investment, at cost (market value - $1,270 and $1,853)                  1,422        1,997
----------------------------------------------------------------------------   --------     --------
  Total securities                                                               83,069       80,587
----------------------------------------------------------------------------   --------     --------
Loans and leases                                                                370,662      357,328
Allowance for credit losses                                                      (6,828)      (7,122)
----------------------------------------------------------------------------   --------     --------
  Loans and leases, net of allowance for credit losses                          363,834      350,206
----------------------------------------------------------------------------   --------     --------
Premises and equipment, net                                                       6,713        7,289
Customers' acceptance liability                                                   1,869        2,671
Derivative-dealer assets                                                         16,055       16,400
Interest receivable                                                               3,777        3,734
Mortgage servicing rights                                                         4,093        2,376
Goodwill                                                                         12,262       12,695
Core deposits and other intangibles                                               1,730        2,013
Other assets                                                                     30,957       37,933
----------------------------------------------------------------------------   --------     --------
  Total assets                                                                 $632,574     $617,679
============================================================================   ========     ========
Liabilities
Deposits in domestic offices:
 Noninterest-bearing                                                           $ 93,476     $ 92,623
 Interest-bearing                                                               207,048      203,644
Deposits in foreign offices:
 Noninterest-bearing                                                              1,993        1,713
 Interest-bearing                                                                44,756       59,280
----------------------------------------------------------------------------   --------     --------
  Total deposits                                                                347,273      357,260
----------------------------------------------------------------------------   --------     --------
Federal funds purchased and securities sold under agreements to repurchase       74,561       67,543
Trading account liabilities                                                      20,958       14,170
Derivative-dealer liabilities                                                    16,200       16,835
Commercial paper                                                                  7,331        6,749
Other short-term borrowings                                                      40,340       24,742
Acceptances outstanding                                                           1,869        2,671
Accrued expenses and other liabilities                                           19,169       30,929
Long-term debt                                                                   55,486       45,888
Trust preferred securities                                                        4,955        4,954
----------------------------------------------------------------------------   --------     --------
  Total liabilities                                                             588,142      571,741
----------------------------------------------------------------------------   --------     --------
  Commitments and contingencies (Notes Eleven and Thirteen)

Shareholders' equity
Preferred stock, $0.01 par value; authorized-100,000,000 shares; issued and
 outstanding - 1,797,702 and 1,952,039 shares                                        77           83
Common stock, $0.01 par value; authorized-5,000,000,000 shares; issued and
 outstanding - 1,677,273,267 and 1,724,484,305 shares                            11,671       14,837
Retained earnings                                                                35,681       30,998
Accumulated other comprehensive income (loss)                                    (2,658)         152
Other                                                                              (339)        (132)
----------------------------------------------------------------------------   --------     --------
  Total shareholders' equity                                                     44,432       45,938
----------------------------------------------------------------------------   --------     --------
    Total liabilities and shareholders' equity                                 $632,574     $617,679
============================================================================   ========     ========

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

                                                                                          Year Ended December 31
                                                                                   ------------------------------------
(Dollars in millions)                                                                  1999         1998        1997
---------------------------------------------------------------------------------- ------------ ----------- -----------
Operating activities
Net income                                                                          $   7,882    $   5,165   $   6,542
Reconciliation of net income to net cash provided by operating activities:
 Provision for credit losses                                                            1,820        2,920       1,904
 Gains on sales of securities                                                            (240)      (1,017)       (271)
 Merger-related charges, net                                                              525        1,795         374
 Depreciation and premises improvements amortization                                    1,029        1,096       1,108
 Amortization of intangibles                                                              888          902         855
 Deferred income tax expense                                                            2,098          216         971
 Net decrease (increase) in trading instruments                                         7,640       (1,378)     (4,679)
 Net increase in interest receivable                                                      (51)        (157)       (542)
 Net increase in interest payable                                                         332           94         179
 Net decrease (increase) in other assets                                                2,611      (11,271)     (3,797)
 Net (decrease) increase in other accrued expenses and other liabilities              (12,965)      13,702       1,780
 Other operating activities, net                                                          496        1,450        (175)
----------------------------------------------------------------------------------  ---------    ---------   ---------
    Net cash provided by operating activities                                          12,065       13,517       4,249
----------------------------------------------------------------------------------  ---------    ---------   ---------
Investing activities
Net decrease (increase) in time deposits placed and other short-term investments        1,625        1,612        (857)
Net increase in federal funds sold and securities purchased
 under agreements to resell                                                           (10,782)      (7,028)     (3,531)
Proceeds from sales and maturities of available-for-sale securities                    48,590       81,254      44,268
Purchases of available-for-sale securities                                            (48,917)     (93,136)    (56,825)
Proceeds from maturities of held-for-investment securities                                575        1,162       1,898
Purchases of held-for-investment securities                                                --         (249)       (570)
Proceeds from sales and securitizations of loans and leases                            44,574       59,297      30,936
Purchases and net originations of loans and leases                                    (63,401)     (91,681)    (42,218)
Purchases and originations of mortgage servicing rights                                (2,258)        (853)       (419)
Net purchases of premises and equipment                                                  (465)        (437)       (888)
Proceeds from sales of foreclosed properties                                              350          525         610
Sales and acquisitions of business activities, net of cash                             (1,212)        (335)      1,289
----------------------------------------------------------------------------------  ---------    ---------   ---------
    Net cash used in investing activities                                             (31,321)     (49,869)    (26,307)
----------------------------------------------------------------------------------  ---------    ---------   ---------
Financing activities
Net (decrease) increase in deposits                                                    (8,299)      16,476       4,774
Net increase in federal funds purchased and securities
 sold under agreements to repurchase                                                    7,018        6,137      26,680
Net increase (decrease) in commercial paper and other short-term borrowings            16,214       13,672      (1,440)
Proceeds from issuance of long-term debt                                               17,630       12,166       7,823
Retirement of long-term debt                                                           (7,763)      (8,809)     (6,740)
Proceeds from issuance of trust preferred securities                                       --          340       1,613
Proceeds from issuance of common stock                                                  1,158        1,367       1,892
Common stock repurchased                                                               (4,858)      (1,751)     (8,540)
Cash dividends paid                                                                    (3,199)      (2,604)     (2,175)
Other financing activities, net                                                            12         (863)     (2,036)
----------------------------------------------------------------------------------  ---------    ---------   ---------
    Net cash provided by financing activities                                          17,913       36,131      21,851
----------------------------------------------------------------------------------  ---------    ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                               55           32         102
----------------------------------------------------------------------------------  ---------    ---------   ---------
Net decrease in cash and cash equivalents                                              (1,288)        (189)       (105)
Cash and cash equivalents at January 1                                                 28,277       28,466      28,571
----------------------------------------------------------------------------------  ---------    ---------   ---------
 Cash and cash equivalents at December 31                                           $  26,989    $  28,277   $  28,466
==================================================================================  =========    =========   =========
Supplemental cash flow disclosures
Cash paid for interest                                                              $  18,754    $  20,198   $  18,585
Cash paid for income taxes                                                              1,595        2,695       1,760
----------------------------------------------------------------------------------  ---------    ---------   ---------

 Loans transferred to foreclosed properties amounted to $305, $353 and $431 in 1999, 1998 and 1997, respectively.

 Loans securitized and retained in the trading and available-for-sale securities portfolios amounted to $6,682, $6,083 and $7,842 in 1999, 1998 and 1997, respectively.

 The fair value of noncash assets acquired and liabilities assumed in acquisitions during 1999 was approximately $1,557 and $74, net of cash acquired. The fair value of noncash assets acquired in acquisitions during 1998 was approximately $109, net of cash acquired. The fair value of noncash assets acquired and liabilities assumed in acquisitions during 1997 were approximately $52,226 and $43,024, respectively, net of cash acquired.

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders' Equity

                                                    Common Stock
(Dollars in millions,             Preferred   ------------------------    Retained
shares in thousands)                Stock         Shares      Amount      Earnings
------------------------------- ------------- ------------- ---------- --------------
Balance, December 31, 1996        $  2,413      1,602,764    $ 11,419     $24,071
Net income                                                                  6,542
Other comprehensive income,
 net of tax
Comprehensive income
Cash dividends:
 Common                                                                    (2,064)
 Preferred                                                                   (111)
Common stock issued under
 dividend reinvestment and
 employee plans                                    47,431       1,888
Stock issued in acquisitions            82        219,024      10,320
Common stock repurchased                         (150,016)     (8,540)
Conversion of preferred stock          (86)         3,859          86
Redemption of preferred stock       (1,701)
Other                                                (524)        (33)
-------------------------------   --------      ---------    --------     --------
Balance, December 31, 1997             708      1,722,538      15,140      28,438
===============================   ========      =========    ========     ========
Net income                                                                  5,165
Other comprehensive loss, net
 of tax
Comprehensive income
Cash dividends:
 Common                                                                    (2,579)
 Preferred                                                                    (25)
Common stock issued under
 dividend reinvestment and
 employee plans                                    30,489       1,417
Stock issued in acquisitions                          385          15
Common stock repurchased                          (29,349)     (1,751)
Conversion of preferred stock          (11)           444          11
Redemption of preferred stock         (614)
Other                                                 (23)          5          (1)
-------------------------------   --------      ---------    --------     --------
Balance, December 31, 1998              83      1,724,484      14,837      30,998
===============================   ========      =========    ========     ========
Net income                                                                  7,882
Other comprehensive loss, net
 of tax
Comprehensive income
Cash dividends:
 Common                                                                    (3,193)
 Preferred                                                                     (6)
Common stock issued under
 employee plans                                    30,501       1,423
Common stock repurchased                          (78,000)     (4,858)
Conversion of preferred stock           (6)           284           6
Other                                                   4         263
-------------------------------   --------      ---------    --------     --------
Balance, December 31, 1999        $     77      1,677,273    $ 11,671     $35,681
===============================   ========      =========    ========     ========



                                     Accumulated                    Total
                                        Other                       Share-
(Dollars in millions,               Comprehensive                  holders'    Comprehensive
shares in thousands)             Income (Loss)(1,2)     Other       Equity        Income
------------------------------- -------------------- ---------- ------------- --------------
Balance, December 31, 1996            $     20         $ (130)    $37,793
Net income                                                          6,542       $   6,542
Other comprehensive income,
 net of tax                                387                        387             387
                                                                                ---------
Comprehensive income                                                            $   6,929
                                                                                =========
Cash dividends:
 Common                                                            (2,064)
 Preferred                                                           (111)
Common stock issued under
 dividend reinvestment and
 employee plans                                             4       1,892
Stock issued in acquisitions                                       10,402
Common stock repurchased                                           (8,540)
Conversion of preferred stock
Redemption of preferred stock                                      (1,701)
Other                                                      17         (16)
-------------------------------       --------         ------     --------
Balance, December 31, 1997                 407           (109)     44,584
===============================       ========         ======     ========
Net income                                                          5,165       $   5,165
Other comprehensive loss, net
 of tax                                   (255)                      (255)           (255)
                                                                                ---------
Comprehensive income                                                            $   4,910
                                                                                =========
Cash dividends:
 Common                                                            (2,579)
 Preferred                                                            (25)
Common stock issued under
 dividend reinvestment and
 employee plans                                           (50)      1,367
Stock issued in acquisitions                                           15
Common stock repurchased                                           (1,751)
Conversion of preferred stock
Redemption of preferred stock                                        (614)
Other                                                      27          31
-------------------------------       --------         ------     --------
Balance, December 31, 1998                 152           (132)     45,938
===============================       ========         ======     ========
Net income                                                          7,882       $   7,882
Other comprehensive loss, net
 of tax                                 (2,810)                    (2,810)         (2,810)
                                                                                ---------
Comprehensive income                                                            $   5,072
                                                                                =========
Cash dividends:
 Common                                                            (3,193)
 Preferred                                                             (6)
Common stock issued under
 employee plans                                          (265)      1,158
Common stock repurchased                                           (4,858)
Conversion of preferred stock
Other                                                      58         321
-------------------------------       --------         ------     --------
Balance, December 31, 1999            $ (2,658)        $ (339)    $44,432
===============================       ========         ======     =========

(1) Changes in Accumulated Other Comprehensive Income (Loss) include after-tax net unrealized gains (losses) on available-for-sale securities and marketable equity securities of $(2,773), $(242) and $419 and after-tax net unrealized losses on foreign currency translation adjustments of $(37), $(13), and $(32) in 1999, 1998 and 1997, respectively.

(2) Accumulated Other Comprehensive Income (Loss) consists of the after-tax valuation allowance for available-for-sale securities and marketable equity securities of $(2,470), $303 and $545 and foreign currency translation adjustments of $(188), $(151) and $(138) at December 31, 1999, 1998, and 1997, respectively.

          See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

     On September 30, 1998, BankAmerica Corporation (BankAmerica) merged (the Merger) with and into Bank of America Corporation (Corporation), formerly NationsBank Corporation (NationsBank). On January 9, 1998, the Corporation completed its merger (the Barnett merger) with Barnett Banks, Inc. (Barnett). These transactions were accounted for as pooling of interests. The consolidated financial statements have been restated to present the combined results of the Corporation as if the Merger and the Barnett merger had been in effect for all periods presented.

     The Corporation is a Delaware corporation, a bank holding company and, effective March 11, 2000, a financial holding company. Through its banking subsidiaries and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets.


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

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates made by management are discussed in these footnotes as applicable.

     On February 27, 1997, the Corporation completed a two-for-one split of its common stock. Accordingly, the consolidated financial statements for all years presented reflect the impact of the stock split.


Cash and Cash Equivalents

     Cash on hand, cash items in the process of collection and amounts due from correspondent banks and the Federal Reserve Bank (FRB) are included in cash and cash equivalents.


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


Securities

     Debt securities are classified based on management's intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-for-investment and reported at amortized cost. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading instruments and are stated at fair value. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in shareholders' equity on an after-tax basis.

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


Allowance for Credit Losses

     The allowance for credit losses is available to absorb management's estimate of incurred credit losses in the loan and lease portfolios. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

     The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify risks inherent in and to assess the overall collectibility of those portfolios. The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. As discussed below, certain homogeneous loan portfolios are evaluated collectively, based on individual loan type, while remaining portfolios are reviewed on an individual loan basis. These detailed reviews, combined with historical loss experience and other factors, result in the identification and quantification of specific allowances for credit losses and loss factors which are used in determining the amount of the allowance and related provision for credit losses. The actual amount of incurred credit losses confirmed may vary from the estimate of incurred losses due to changing economic conditions or changes in industry or geographic concentrations. The Corporation has procedures in place to monitor differences between estimated and actual incurred credit losses, which include detailed periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.

     Due to their homogeneous nature, consumer loans and certain smaller business loans and leases, which includes residential mortgages, home equity lines, direct/indirect consumer, consumer finance, bankcard, and foreign consumer loans, are generally evaluated as a group, based on individual loan type. This evaluation is based primarily on historical and current delinquency and loss trends and provides a basis for establishing an appropriate level of allowance for credit losses.

     Commercial and commercial real estate loans and leases are generally evaluated individually due to a general lack of uniformity among individual loans within each loan type and business segment. If necessary, an allowance for credit losses is established for individual impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting

Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
114). Impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses,

     Portions of the allowance for credit losses are assigned to cover the estimated incurred losses in each loan and lease category based on the results of the Corporation's detail review process as described above. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit, including geographic and industry concentrations. The remaining unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic conditions, thereby minimizing the risk related to the margin of imprecision inherent in the estimation of the assigned allowance for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components.


Nonperforming Loans

     Commercial loans and leases that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally classified as nonperforming loans unless well secured and in the process of collection. Loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are classified as nonperforming until the loan is performing for an adequate period of time under the restructured agreement. Interest accrued but not collected is reversed when a commercial loan is classified as nonperforming. Interest collections on commercial nonperforming loans and leases for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

     Credit card loans that are 180 days past due are charged off and not classified as nonperforming. Real estate secured consumer loans are classified as nonperforming at 90 days past due. The amount deemed to be uncollectible on real estate secured loans is charged off upon determination. Other consumer loans are charged off at 120 days past due and not classified as nonperforming. Interest accrued but not collected is generally written off along with the principal.


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

Derivative-Dealer Positions

     Derivative-dealer assets and liabilities represent trading positions including unrealized gains and losses, respectively, on interest rate, foreign exchange, commodity, equity, credit derivative and other derivative contract positions included in the Corporation's trading portfolio. Derivative-dealer positions are reflected at fair value with changes in fair value reflected in trading account profits and fees. Fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics.


Mortgage Servicing Rights

     The total cost of mortgage loans originated for sale or purchased is allocated between the cost of the loans and the mortgage servicing rights (MSR) based on the relative fair values of the loans and the MSR. MSR acquired separately are capitalized at cost. The Corporation capitalized $1.6 billion, $1.5 billion and $749 million of MSR during 1999, 1998 and 1997, respectively. The cost of the MSR is amortized in proportion to and over the estimated period of net servicing revenues. Amortization was $566 million, $476 million and $303 million during 1999, 1998 and 1997, respectively.

     The fair value of capitalized MSR was approximately $4.1 billion and $2.4 billion at December 31, 1999 and 1998, respectively. Total loans serviced approximated $294.6 billion, $249.7 billion and $224.0 billion at December 31, 1999, 1998 and 1997, respectively, including loans serviced on behalf of the Corporation's banking subsidiaries. The predominant characteristics used as the basis for stratifying MSR are loan type and interest rate. The MSR strata are evaluated for impairment by estimating their fair value based on anticipated future net cash flows, taking into consideration prepayment predictions. If the carrying value of the MSR, including the results of risk management activities, exceeds the estimated fair value, a valuation allowance is established for any decline which is viewed to be temporary. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees. The valuation allowance was $6 million and $180 million at December 31, 1999 and 1998, respectively. To manage risk associated with changes in prepayment rates, the Corporation uses various financial instruments including purchased options and swaps. The notional amounts of such contracts at December 31, 1999 and 1998 were $43.4 billion and $22.4 billion, respectively, and the related unrealized loss was $333 million and unrealized gain was $190 million, respectively.


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

Income Taxes

     There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

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

     Risk management instruments used to hedge or modify the interest rate characteristics of debt securities classified as available-for-sale are carried at fair value with unrealized gains or losses deferred as a component of shareholders' equity, net of tax.

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

     The Corporation has made investments in a number of operations in foreign countries. Certain assets and liabilities of these operations are often denominated in foreign currencies, which exposes the Corporation to foreign currency risks. To qualify for hedge accounting, a foreign exchange contract must reduce risk at the level of the specific transaction. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment. Realized and unrealized gains and losses on instruments that hedge net foreign capital exposure are recorded in shareholders' equity as foreign currency translation adjustments and included in accumulated other comprehensive income (loss).

     Risk management instruments generally are not terminated. When terminations do occur, gains or losses are recorded as adjustments to the carrying value of the underlying assets or liabilities and recognized as income or expense over either the remaining expected lives of such underlying assets or liabilities or the remaining life of the instrument. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments and the cumulative change in value of any open positions are recognized immediately as a component of the gain or loss on disposition of such underlying assets or liabilities. If a forecasted transaction to which a risk management instrument is linked fails to occur, any deferred gain or loss on the instrument is recognized immediately in income.


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


Foreign Currency Translation

     Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For the majority of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of accumulated other comprehensive income (loss) within shareholders' equity on a net-of-tax basis. When the foreign entity is not a free-standing operation or is in a hyperinflationary economy, the functional currency used to measure the financial statements of a foreign entity is the U.S. dollar. In these instances, the resulting gains and losses are included in income.


Recently Issued Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard requires all derivative instruments to be recognized as either assets or liabilities and measured at their fair values. In addition, SFAS 133 provides special hedge accounting for fair value, cash flow and foreign currency hedges, provided certain criteria are met. Pursuant to Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133", the Corporation is required to adopt the standard on or before January 1, 2001. Upon adoption, all hedging relationships must be designated and documented pursuant to the provisions of the statement. The Corporation is in the process of evaluating the impact of this statement on its risk management strategies and processes, information systems and financial statements.

     In 1999, the Federal Financial Institutions Examination Council issued The Uniform Classification and Account Management Policy (the Policy) which updated and expanded the classification of delinquent retail credits. The Policy provides guidance for banks on the treatment of delinquent open-end and close-end loans. The Corporation is required to implement the Policy by December 31, 2000. The Corporation does not expect the adoption of this Policy to have a material impact on its results of operations or financial condition.

Note Two - Merger-Related Activity

     At December 31, 1999, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA). On March 31, 1999, NationsBank of Delaware, N.A. merged with and into Bank of America, N.A. (USA), a national association headquartered in Phoenix, Arizona (formerly known as Bank of America National Association), which operates the Corporation's credit card business. On April 1, 1999, the mortgage business of BankAmerica transferred to NationsBanc Mortgage Corporation. On December 1, 1999, NationsBanc Mortgage Corporation merged with and into BA Mortgage, LLC, a Delaware limited liability company and a Bank of America, N.A. subsidiary. On April 8, 1999, the Corporation merged Bank of America Texas, N.A. into NationsBank, N.A. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America National Trust and Savings Association (Bank of America NT&SA), and the surviving entity of that merger changed its name to Bank of America, N.A. On December 1, 1999, Bank of America FSB, a federal savings bank formerly headquartered in Portland, Oregon, was converted into a national bank and merged into Bank of America, N.A.

     On September 30, 1998, the Corporation completed the Merger. As a result of the Merger, each outstanding share of BankAmerica common stock was converted into 1.1316 shares of the Corporation's common stock, resulting in the net issuance of approximately 779 million shares of the Corporation's common stock to the former BankAmerica shareholders. Each share of NationsBank common stock continued as one share in the combined company's common stock. In addition, approximately 88 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain BankAmerica employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expense of NationsBank and BankAmerica have been combined and reflected at their historical amounts. NationsBank's total assets, total deposits and total shareholders' equity on the date of the Merger were approximately $331.9 billion, $166.8 billion and $27.7 billion, respectively. BankAmerica's total assets, total deposits and total shareholders' equity on the date of the Merger amounted to approximately $263.4 billion, $179.0 billion and $19.6 billion, respectively.

     In connection with the Merger, the Corporation recorded a $1,325 million pre-tax merger-related charge ($960 million after-tax) in 1998 of which $725 million ($519 million after-tax) and $600 million ($441 million after-tax) were recorded in the third and fourth quarters of 1998, respectively. The total pre-tax charge for 1998 consisted of approximately $740 million primarily of severance, change in control and other employee-related costs, $150 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets) and customer communication expenses, $300 million of exit and related costs and $135 million of other merger costs (including legal, investment banking and filing fees).

     In 1999, the Corporation also recorded a pre-tax merger-related charge of $525 million ($358 million after-tax) in connection with the Merger of which $200 million ($145 million after-tax) and $325 million ($213 million after-tax) were recorded in the second and fourth quarters of 1999, respectively. The total pre-tax charge for 1999 consisted of approximately $219 million primarily of severance, change in control and other employee-related costs, $187 million of conversion and related costs including occupancy, equipment and customer communication expenses, $128 million of exit and related costs and a $9 million reduction of other merger costs.

     Total severance, change in control and other employee-related costs included amounts related to job eliminations of former associates of BankAmerica and NationsBank impacted by the Merger. Through December 31, 1999, approximately 12,600 employees had entered the severance process. Employee-related costs of the Merger were principally in overlapping functions, operations and businesses of the Corporation. Approximately one-third of the employee-related merger costs was attributable to the Corporation's staff and operations areas while the business segments accounted for the remaining employee-related merger costs.

     The following tables summarize the activity in the BankAmerica merger-related reserve during 1999 and 1998:

       BankAmerica Merger-Related Reserve
-------------------------------------------------
                                                                                             Noncash
                                       Balance,         Amount         Cash Payments       Reductions        Balance,
                                      January 1,     Included in         Applied to        Applied to      December 31,
(Dollars in millions)                    1999          Expense            Reserve            Reserve           1999
----------------------------------- ------------- ----------------- ------------------- ---------------- ---------------
Severance, change in control
 and other employee-related costs       $487           $  219           $(588)              $  --            $118
Conversion and related costs             143              187             (62)               (133)            135
Exit and related costs                   194              128            (183)                (93)             46
Other merger costs                        18               (9)             (8)               --                 1
-----------------------------------     ----           --------         -------             -----            ----
 Total                                  $842           $  525           $(841)              $(226)           $300
===================================     ====           =======          ======              =====            ====


                                                                                        Noncash
                                      Balance,       Amount        Cash Payments       Reductions        Balance,
                                     January 1,   Included in        Applied to        Applied to      December 31,
(Dollars in millions)                  1998         Expense           Reserve           Reserve           1998
-----------------------------------  ----------   -----------      -------------       ----------      ------------
Severance, change in control
 and other employee-related costs     $ --        $  740              $(155)             $ (98)           $487
Conversion and related costs            --           150                 (3)                (4)            143
Exit and related costs                  --           300                (62)               (44)            194
Other merger costs                      --           135               (117)                --              18
-----------------------------------   ----        ----------          --------           -------          ----
 Total                                $ --        $1,325              $(337)             $(146)           $842
===================================   ====        ==========          ========           =======          ====

     On January 9, 1998, the Corporation completed the Barnett merger. Barnett's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. As a result of the Barnett merger, each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million common shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain Barnett employees. This transaction was also accounted for as a pooling of interests.

     In connection with the Barnett merger, the Corporation incurred a pre-tax merger-related charge during the first quarter of 1998 of approximately $900 million ($642 million after-tax), which consisted of approximately $375 million primarily in severance and change in control payments, $300 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract terminations and $100 million of other merger costs (including legal, investment banking and filing fees). In the second quarter of 1998, the Corporation recognized a $430 million gain resulting from the regulatory required divestitures of certain Barnett branches. At December 31, 1999, substantially all of the Barnett merger-related reserves have been utilized. Through December 31, 1999, approximately 2,400 employees had entered the severance process as a result of the Barnett merger.

     As previously disclosed, NationsBank, BankAmerica and Barnett merged in separate transactions accounted for as pooling of interests. The following table summarizes the impact of the BankAmerica and Barnett mergers on the Corporation's net interest income, noninterest income and net income for 1997, the period prior to the respective mergers:

(Dollars in millions)                    1997
----------------------- --------------------------------------
                         Net Interest   Noninterest     Net
                            Income         Income      Income
                        -------------- ------------- ---------
NationsBank                 $ 7,898       $ 5,002     $3,077
BankAmerica                   8,669         6,012      3,210
Barnett                       1,840           971        255
-----------------------     -------       -------     ------
 Total                      $18,407       $11,985     $6,542
=======================     =======       =======     ======

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

     On October 1, 1997, the Corporation also acquired Robertson, Stephens & Company Group, LLC (Robertson Stephens), an investment banking and investment management firm. The acquisition was accounted for as a purchase. The Corporation sold the investment banking operations of Robertson Stephens on August 31, 1998 and sold the investment management operations on February 26, 1999.

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

Note Three - Securities

     The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities and held-for-investment securities at December 31, 1999, 1998 and 1997 were:

                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized     Fair
(Dollars in millions)                                 Cost         Gains         Losses       Value
------------------------------------------------- ------------ ------------- ------------- ----------
 Available-for-sale securities
 1999
 U.S. Treasury securities and agency debentures    $   30,085   $        --   $     1,800   $ 28,285
 Mortgage-backed securities                            43,673            21         1,709     41,985
 Foreign sovereign securities                           4,607            16           256      4,367
 Other taxable securities                               4,985            --            29      4,956
-------------------------------------------------  ----------   -----------   -----------   --------
  Total taxable                                        83,350            37         3,794     79,593
 Tax-exempt securities                                  2,135            21           102      2,054
-------------------------------------------------  ----------   -----------   -----------   --------
  Total                                            $   85,485   $        58   $     3,896   $ 81,647
=================================================  ==========   ===========   ===========   ========
 1998
 U.S. Treasury securities and agency debentures    $   17,355   $        52   $       157   $ 17,250
 Mortgage-backed securities                            51,259           567            36     51,790
 Foreign sovereign securities                           5,693            25           138      5,580
 Other taxable securities                               2,293            76            32      2,337
-------------------------------------------------  ----------   -----------   -----------   --------
  Total taxable                                        76,600           720           363     76,957
 Tax-exempt securities                                  1,636            68            71      1,633
-------------------------------------------------  ----------   -----------   -----------   --------
  Total                                            $   78,236   $       788   $       434   $ 78,590
=================================================  ==========   ===========   ===========   ========
 1997
 U.S. Treasury securities and agency debentures    $   10,614   $       268   $         6   $ 10,876
 Mortgage-backed securities                            36,256           363            30     36,589
 Foreign sovereign securities                          10,797            43            96     10,744
 Other taxable securities                               2,271            13             3      2,281
-------------------------------------------------  ----------   -----------   -----------   --------
  Total taxable                                        59,938           687           135     60,490
 Tax-exempt securities                                  1,661            58            --      1,719
-------------------------------------------------  ----------   -----------   -----------   --------
  Total                                            $   61,599   $       745   $       135   $ 62,209
=================================================  ==========   ===========   ===========   ========
                                                                  Gross         Gross
                                                   Amortized    Unrealized    Unrealized      Fair
 (Dollars in millions)                               Cost         Gains         Losses       Value
------------------------------------------------  ----------   -----------   -----------   --------
 Held-for-investment securities
 1999
 U.S. Treasury securities and agency debentures    $       87   $        --   $        --   $     87
 Mortgage-backed securities                               106            --            --        106
 Foreign sovereign securities                             902            --           157        745
 Other taxable securities                                  26            --             2         24
-------------------------------------------------  ----------   -----------   -----------   --------
  Total taxable                                         1,121            --           159        962
 Tax-exempt securities                                    301            11             4        308
-------------------------------------------------  ----------   -----------   -----------   --------
  Total                                            $    1,422   $        11   $       163   $  1,270
=================================================  ==========   ===========   ===========   ========
 1998
 U.S. Treasury securities and agency debentures    $      478   $         1   $        --   $    479
 Mortgage-backed securities                               203            --            --        203
 Foreign sovereign securities                             914             1           168        747
 Other taxable securities                                  29             2            --         31
-------------------------------------------------  ----------   -----------   -----------   --------
  Total taxable                                         1,624             4           168      1,460
 Tax-exempt securities                                    373            20            --        393
-------------------------------------------------  ----------   -----------   -----------   --------
  Total                                            $    1,997   $        24   $       168   $  1,853
=================================================  ==========   ===========   ===========   ========
 1997
 U.S. Treasury securities and agency debentures    $      516   $         1   $         1   $    516
 Mortgage-backed securities                             2,408            43             3      2,448
 Foreign sovereign securities                           1,448            61            39      1,470
 Other taxable securities                                  56             9             4         61
-------------------------------------------------  ----------   -----------   -----------   --------
  Total taxable                                         4,428           114            47      4,495
 Tax-exempt securities                                    394            17             1        410
-------------------------------------------------  ----------   -----------   -----------   --------
  Total                                            $    4,822   $       131   $        48   $  4,905
=================================================  ==========   ===========   ===========   ========

     The expected maturity distribution and yields (computed on a taxable-equivalent basis) of the Corporation's securities portfolio at December 31, 1999 are summarized below. Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obligations with or without prepayment penalties.



                                                               Due after 1           Due after 5
                                         Due in 1 year          through 5            through 10
                                            or less               years                 years
                                      ------------------- --------------------- ---------------------
(Dollars in millions)                  Amount     Yield     Amount      Yield     Amount      Yield
------------------------------------- -------- ---------- ---------- ---------- ---------- ----------
Fair value of available-for-sale
 securities
U.S. Treasury securities and agency
 debentures                             $114       5.56%   $19,625       5.06%   $ 8,286       5.01%
Mortgage-backed securities               332       6.80     15,086       6.49     21,809       6.17
Foreign sovereign securities              13       4.97      1,876       7.34        310       4.27
Other taxable securities                  92       6.74      3,011       9.51      1,499       6.30
-------------------------------------   ----       ----    -------       ----    -------       ----
  Total taxable                          551       6.49     39,598       6.05     31,904       5.86
Tax-exempt securities                     33       6.83        216       6.93        668       7.29
-------------------------------------   ----       ----    -------       ----    -------       ----
  Total                                 $584       6.51%   $39,814       6.06%   $32,572       5.88%
=====================================   ====       ====    =======       ====    =======       ====
Amortized cost of available-for-sale
 securities                             $572               $41,050               $31,890
=====================================   ====               =======               =======
Amortized cost of held-for-
 investment securities
U.S. Treasury securities
 and agency debentures                  $ 86       5.60%   $    --         --%   $     1       6.61%
Mortgage-backed securities                31       6.20         15       6.38         60       6.23
Foreign sovereign securities               3       7.49         29       6.66          5       5.95
Other taxable securities                  --         --         --         --         --         --
-------------------------------------   ----       ----    -------       ----    -------       ----
  Total taxable                          120       5.80         44       6.56         66       6.21
Tax-exempt securities                     37       9.28        111       9.42         78       8.41
-------------------------------------   ----       ----    -------       ----    -------       ----
  Total                                 $157       6.62%   $   155       8.61%   $   144       8.24%
=====================================   ====       ====    =======       ====    =======       ====
Fair value of held-for-investment
 securities                             $147               $   151               $    93
=====================================   ====               =======               =======



                                            Due after
                                            10 years                Total
                                      --------------------- ---------------------
(Dollars in millions)                   Amount      Yield     Amount      Yield
------------------------------------- ---------- ---------- ---------- ----------
Fair value of available-for-sale
 securities
U.S. Treasury securities and agency
 debentures                            $   260       6.32%   $28,285       5.07%
Mortgage-backed securities               4,758       6.24     41,985       6.29
Foreign sovereign securities             2,168       5.39      4,367       6.14
Other taxable securities                   354       7.90      4,956       8.37
-------------------------------------  -------       ----    -------       ----
  Total taxable                          7,540       6.08     79,593       5.98
Tax-exempt securities                    1,137       8.01      2,054       7.68
-------------------------------------  -------       ----    -------       ----
  Total                                $ 8,677       6.33%   $81,647       6.02%
=====================================  =======       ====    =======       ====
Amortized cost of available-for-sale
 securities                            $11,973               $85,485
=====================================  =======               =======
Amortized cost of held-for-
 investment securities
U.S. Treasury securities
 and agency debentures                 $    --         --%   $    87       5.61%
Mortgage-backed securities                  --         --        106       6.24
Foreign sovereign securities               865       7.88        902       7.83
Other taxable securities                    26       6.62         26       6.62
-------------------------------------  -------       ----    -------       ----
  Total taxable                            891       7.84      1,121       7.48
Tax-exempt securities                       75       7.38        301       8.63
-------------------------------------  -------       ----    -------       ----
  Total                                $   966       7.35%   $ 1,422       7.73%
=====================================  =======       ====    =======       ====
Fair value of held-for-investment
 securities                            $   879               $ 1,270
=====================================  =======               =======

     The components of gains and losses on sales of securities for the years ended December 31, 1999, 1998 and 1997 were:



(Dollars in millions)                       1999       1998       1997
----------------------------------------   ------   ---------   -------
   Gross gains on sales of securities       $289     $1,039      $289
   Gross losses on sales of securities        49         22        18
----------------------------------------    ----     ------      ----
     Net gains on sales of securities       $240     $1,017      $271
========================================    ====     ======      ====

     During 1999 and 1997, the Corporation did not sell any held-for-investment securities. In 1998, the Corporation sold $19.5 million of held-for-investment securities, resulting in net gains of approximately $2.0 million included above. The sale resulted from a realignment of the securities portfolio in connection with the Barnett merger.

     Excluding securities issued by the U.S. government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10 percent of consolidated shareholders' equity at December 31, 1999 or 1998.

     The income tax expense attributable to realized net gains on securities sales was $84 million, $363 million and $101 million in 1999, 1998 and 1997, respectively.

     Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securities was $65.8 billion and $65.6 billion at December 31, 1999 and 1998, respectively.

     At December 31, 1999, the valuation allowance for available-for-sale securities and marketable equity securities included in shareholders' equity reflects unrealized losses of $2.5 billion, net of related income taxes of

$1.1 billion, primarily reflecting $3.8 billion of pre-tax net unrealized losses on available-for-sale securities and $248 million of pre-tax net unrealized gains on marketable equity securities. At December 31, 1998, the valuation allowance included in shareholders' equity reflects unrealized gains of $303 million, net of related income taxes of $216 million, primarily reflecting pre-tax unrealized gains of $354 million on available-for-sale securities and $165 million on marketable equity securities. The change in the valuation allowance was primarily attributable to an upward shift in certain segments of the U.S. Treasury yield curve during 1999.



Note Four - Trading Activities

Trading-Related Income

     Trading account profits and fees represent the net amount earned from the Corporation's trading positions, including trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand and positions for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits and fees, as reported in the Corporation's consolidated statement of income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding. Trading account profits and fees, as well as trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, debt and equity securities and derivative contracts in interest rates, equities, credit and commodities.



(Dollars in millions)                                       1999      1998
-------------------------------------------------------- --------- ---------
        Trading account profits and fees - as reported    $1,495    $  171
        Net interest income                                  662       608
--------------------------------------------------------  ------    ------
          Total trading-related revenue                   $2,157    $  779
--------------------------------------------------------  ------    ------
        Trading-related revenue by product
        Foreign exchange contracts                        $  570    $  617
        Interest rate contracts                              533       172
        Fixed income                                         499      (256)
        Equities                                             503       184
        Commodities and other                                 52        62
--------------------------------------------------------  ------    ------
          Total trading-related revenue                   $2,157    $  779
========================================================  ======    ======

Trading Account Assets and Liabilities

     The fair value of the components of trading account assets and liabilities at December 31, 1999 and 1998 and the average fair value for the years ended December 31, 1999 and 1998 were:



                                                                          Fair Value      Average Fair Value
                                                                     -------------------- -------------------
(Dollars in millions)                                                   1999      1998       1999      1998
-------------------------------------------------------------------- --------- ---------- --------- ---------
Trading account assets
U.S. Treasury securities                                              $ 6,793   $ 7,854    $ 6,492   $ 9,802
Securities of other U.S. Government agencies and corporations           3,554       524      1,589       841
Certificates of deposit, bankers' acceptances and commercial paper      3,039     2,723      2,637     2,746
Corporate debt                                                          2,993     1,666      2,246     2,428
Foreign sovereign debt                                                  9,532    11,774     11,070    13,241
Mortgage-backed securities                                              6,748     7,489      8,039     4,802
Equity securities                                                       2,856     4,476      4,599     1,970
Other securities                                                        2,945     3,096      2,534     3,944
--------------------------------------------------------------------  -------   -------    -------   -------
   Total                                                              $38,460   $39,602    $39,206   $39,774
====================================================================  =======   =======    =======   =======
Trading account liabilities
U.S. Treasury securities                                              $ 8,414   $ 8,534    $ 5,761   $ 8,538
Corporate debt                                                             --        82         --       833
Foreign sovereign debt                                                  3,490     3,166      2,679     3,192
Equity securities                                                       7,840     1,481      5,710       459
Other securities                                                        1,214       907      1,308     4,450
--------------------------------------------------------------------  -------   -------    -------   -------
   Total                                                              $20,958   $14,170    $15,458   $17,472
====================================================================  =======   =======    =======   =======

     The net change in the valuation allowance for unrealized gains or losses related to trading account assets held at December 31, 1999 and 1998 was included in the income statement as trading account profits and fees and amounted to gains of $2.6 billion and $1.7 billion for 1999 and 1998, respectively.

     See Note Eleven on page 79 for additional information on derivative-dealer positions, including credit risk.

Note Five - Loans and Leases

     Loans and leases at December 31, 1999 and 1998 were:


                                            1999                   1998
                                    --------------------- ----------------------
(Dollars in millions)                  Amount    Percent     Amount     Percent
----------------------------------- ----------- --------- ----------- ----------
Commercial - domestic                $143,450      38.7%   $137,422       38.5%
Commercial - foreign                   27,978       7.5      31,495        8.8
Commercial real estate - domestic      24,026       6.5      26,912        7.5
Commercial real estate - foreign          325        .1         301         .1
-----------------------------------  --------     -----    --------      -----
 Total commercial                     195,779      52.8     196,130       54.9
-----------------------------------  --------     -----    --------      -----
Residential mortgage                   81,860      22.1      73,608       20.6
Home equity lines                      17,273       4.7      15,653        4.4
Direct/Indirect consumer               42,161      11.4      40,510       11.3
Consumer finance                       22,326       6.0      15,400        4.3
Bankcard                                9,019       2.4      12,425        3.5
Foreign consumer                        2,244        .6       3,602        1.0
-----------------------------------  --------     -----    --------      -----
 Total consumer                       174,883      47.2     161,198       45.1
-----------------------------------  --------     -----    --------      -----
   Total loans and leases            $370,662     100.0%   $357,328      100.0%
===================================  ========     =====    ========      =====

     The following table presents the recorded investment in specific loans that were considered individually impaired in accordance with SFAS 114 at December 31, 1999 and 1998:


(Dollars in millions)                    1999     1998
------------------------------------- --------- --------
  Commercial - domestic                $1,133    $  796
  Commercial - foreign                    503       314
  Commercial real estate - domestic       449       554
-------------------------------------  ------    ------
  Total impaired loans                 $2,085    $1,664
=====================================  ======    ======

     The average recorded investment in certain impaired loans for the years ended December 31, 1999, 1998 and 1997 was approximately $2.0 billion, $1.6 billion and $1.4 billion, respectively. At December 31, 1999 and 1998, the recorded investment on impaired loans requiring an allowance for credit losses was $1.1 billion and $876 million, and the related allowance for credit losses was $370 million and $326 million, respectively. For the years ended December 31, 1999, 1998 and 1997, interest income recognized on impaired loans totaled $84 million, $50 million and $80 million, respectively, all of which was recognized on a cash basis.

     At December 31, 1999, 1998 and 1997, nonperforming loans, including certain loans which were considered impaired, totaled $3.0 billion, $2.5 billion and $2.1 billion, respectively. The net amount of interest recorded during each year on loans that were classified as nonperforming or restructured at December 31, 1999, 1998 and 1997 was $123 million in 1999 and $130 million in both 1998 and 1997. If these loans had been accruing interest at their originally contracted rates, related income would have been $419 million, $367 million and $349 million in 1999, 1998 and 1997, respectively.

     Foreclosed properties amounted to $163 million, $282 million and $309 million at December 31, 1999, 1998 and 1997, respectively. The cost of carrying foreclosed properties amounted to $13 million, $16 million and $26 million in 1999, 1998 and 1997, respectively.

Note Six - Allowance for Credit Losses

     The table below summarizes the changes in the allowance for credit losses on loans and leases for 1999, 1998 and 1997:



(Dollars in millions)                                            1999        1998       1997
-------------------------------------------------------------   -------    -------    -------
        Balance, January 1                                      $ 7,122    $ 6,778    $ 6,316
-------------------------------------------------------------   -------    -------    -------
        Loans and leases charged off                             (2,582)    (3,050)    (2,603)
        Recoveries of loans and leases previously charged off       582        583        751
-------------------------------------------------------------   -------    -------    -------
         Net charge-offs                                         (2,000)    (2,467)    (1,852)
-------------------------------------------------------------   -------    -------    -------
        Provision for credit losses                               1,820      2,920      1,904
        Other, net                                                 (114)      (109)       410
-------------------------------------------------------------   -------    -------    -------
         Balance, December 31                                   $ 6,828    $ 7,122    $ 6,778
=============================================================   =======    =======    =======

Note Seven - Deposits

     At December 31, 1999, the Corporation had domestic certificates of deposit of $100 thousand or greater totaling $32.7 billion compared to $27.3 billion at December 31, 1998. The Corporation had $19.6 billion of domestic certificates of deposit maturing within three months, $5.5 billion maturing within three to six months, $4.0 billion maturing within six to twelve months and $3.6 billion maturing after twelve months at December 31, 1999. The Corporation had other domestic time deposits of $100 thousand or greater totaling $843 million and $887 million at December 31, 1999 and 1998, respectively. At December 31, 1999, the Corporation had $197 million of other domestic time deposits maturing within three months, $103 million maturing within three to six months, $116 million maturing within six to twelve months and $427 million maturing after twelve months. Foreign office certificates of deposit and other time deposits of $100 thousand or greater totaled $43.3 billion and $40.8 billion at December 31, 1999 and 1998, respectively.

     At December 31, 1999, the scheduled maturities for time deposits were as follows:



(Dollars in millions)
-----------------------
  Due in 2000            $111,342
  Due in 2001               9,361
  Due in 2002               3,636
  Due in 2003                 933
  Due in 2004                 934
  Thereafter                2,020
-----------------------  --------
  Total                  $128,226
=======================  ========

Note Eight - Short-Term Borrowings and Long-Term Debt

     The contractual maturities of long-term debt at December 31, 1999 and 1998 were:



                                                                                  1999
                                                             -----------------------------------------------
                                                                  Various          Various
                                                                Fixed-Rate      Floating-Rate                    1998
                                                                   Debt             Debt           Amount       Amount
(Dollars in millions)                                         Obligations(1)   Obligations(1)   Outstanding   Outstanding
----------------------------------------------------------   ---------------- ---------------- ------------- ------------
Parent company
Senior debt:
 Due in 1999                                                      $    --          $    --        $    --       $ 2,628
 Due in 2000                                                          488            1,725          2,213         2,213
 Due in 2001                                                          671            3,430          4,101         4,001
 Due in 2002                                                          130            2,932          3,062         2,285
 Due in 2003                                                          499            2,073          2,572         2,578
 Due in 2004                                                           --            3,822          3,822         1,290
 Thereafter                                                           320            4,344          4,664         2,775
----------------------------------------------------------        -------          -------        -------       -------
                                                                    2,108           18,326         20,434        17,770
----------------------------------------------------------        -------          -------        -------       -------
Subordinated debt:
 Due in 1999                                                           --               --             --           680
 Due in 2000                                                          411               --            411           411
 Due in 2001                                                        1,312               30          1,342         1,342
 Due in 2002                                                        2,199               26          2,225         2,225
 Due in 2003                                                        1,711              323          2,034         2,034
 Due in 2004                                                          800               --            800         1,000
 Thereafter                                                         5,146            3,470          8,616         8,249
----------------------------------------------------------        -------          -------        -------       -------
                                                                   11,579            3,849         15,428        15,941
----------------------------------------------------------        -------          -------        -------       -------
   Total parent company long-term debt                             13,687           22,175         35,862        33,711
----------------------------------------------------------        -------          -------        -------       -------
Bank and other subsidiaries
Senior debt:
 Due in 1999                                                           --               --             --         4,011
 Due in 2000                                                           47            7,627          7,674         4,558
 Due in 2001                                                           48            3,919          3,967         1,297
 Due in 2002                                                           96            2,200          2,296           393
 Due in 2003                                                          498              253            751           702
 Due in 2004                                                          833            3,140          3,973            11
 Thereafter                                                           106               94            200           166
----------------------------------------------------------        -------          -------        -------       -------
                                                                    1,628           17,233         18,861        11,138
----------------------------------------------------------        -------          -------        -------       -------
Subordinated debt:
 Due in 1999                                                           --               --             --            --
 Due in 2000                                                           --               --             --            --
 Due in 2001                                                          200               --            200           227
 Due in 2002                                                           --               --             --            --
 Due in 2003                                                          100               --            100           104
 Due in 2004                                                          300               --            300           300
 Thereafter                                                            --                8              8             8
----------------------------------------------------------        -------          -------        -------       -------
                                                                      600                8            608           639
----------------------------------------------------------        -------          -------        -------       -------
   Total bank and other subsidiaries long-term debt                 2,228           17,241         19,469        11,777
----------------------------------------------------------        -------          -------        -------       -------
 Total parent company, bank and other
   subsidiaries long-term debt                                    $15,915          $39,416         55,331        45,488
----------------------------------------------------------        -------          -------        -------       -------
Notes payable to finance the purchase of leased vehicles                                               54           279
Obligations under capital leases                                                                      101           121
----------------------------------------------------------                                        -------       -------
   Total long-term debt                                                                           $55,486       $45,888
==========================================================                                        =======       =======

(1) Fixed-rate and floating-rate classifications of long-term debt include the effect of interest rate swap contracts.

     The majority of the floating rates are based on three- and six-month London InterBank Offered Rates (LIBOR). At December 31, 1999, the interest rates on floating-rate long-term debt, as classified in the table on the previous page, ranged from 5.38 percent to 8.12 percent compared to 4.75 percent to 7.07 percent at December 31, 1998. These obligations were denominated primarily in U.S. dollars. The interest rates on fixed-rate long-term debt ranged from 4.50 percent to 12.50 percent at December 31, 1999 and 1998.

     In 1999, all commercial paper back-up lines of credit expired or were terminated at the option of the Corporation. At December 31, 1998, the Corporation had commercial paper back-up lines of credit totaling $2.7 billion, of which there were no amounts outstanding.

     The Corporation had the authority to issue approximately $19.3 billion and $9.4 billion of corporate debt and other securities under its existing shelf registration statements at December 31, 1999 and 1998, respectively.

     The Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $15.0 billion of senior, or in the case of the Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed- or floating-rates and may be denominated in U.S. dollars or foreign currencies. The Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. The Corporation's notes outstanding under this program totaled $4.5 billion and $3.7 billion at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, $3.3 billion and $3.5 billion, respectively, of notes were outstanding under the former BankAmerica Euro medium-term note program, which was terminated in connection with the Merger.

     Bank of America, N.A. maintains a program to offer up to $35.0 billion of bank notes from time to time with fixed- or floating-rates and maturities ranging from seven days or more from date of issue. Bank of America N.A.'s long-term debt under the current and former programs totaled $10.1 billion and $7.9 billion at December 31, 1999 and 1998, respectively. At December 31, 1999, short-term bank notes outstanding totaled $15.2 billion. At December 31, 1998, short-term bank notes outstanding under current and former programs totaled $14.7 billion. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased are reflected in other short-term borrowings in the consolidated balance sheet.

     Through a limited purpose subsidiary, the Corporation had $4.0 billion and $2.5 billion of mortgage-backed bonds outstanding at December 31, 1999 and 1998, respectively. These bonds were collateralized by $6.8 billion and $4.0 billion of mortgage loans and cash at December 31, 1999 and 1998, respectively.


     As part of its interest rate risk management activities, the Corporation enters into interest rate contracts for certain long-term debt issuances. At December 31, 1999 and 1998, through the use of interest rate swaps, $13.3 billion and $8.8 billion of fixed-rate debt with rates ranging primarily from
5.30 percent to 8.57 percent, had been effectively converted to floating rates primarily at spreads to LIBOR.

     Through the use of interest rate options, the Corporation has the right to purchase interest rate caps to hedge its risk on floating-rate debt against a rise in interest rates. At December 31, 1999, the interest rate options had a notional amount of approximately $1.6 billion compared to $3.4 billion at December 31, 1998. In addition, the Corporation entered into other interest rate contracts, primarily futures, with notional amounts of approximately $802 million at December 31, 1998, to reduce its interest rate risk by shortening the repricing profile on floating-rate debt that reprices within one year. There were no such other interest rate contracts at December 31, 1999.

     Including the effects of interest rate contracts for certain long-term debt issuances, the weighted average effective interest rates for total long-term debt, total fixed-rate debt and total floating-rate debt (based on the rates in effect at December 31, 1999) were 6.60 percent, 7.54 percent and
6.23 percent, respectively, at December 31, 1999 and (based on the rates in effect at December 31, 1998) were 6.11 percent, 7.73 percent, and 5.24 percent, respectively, at December 31, 1998. These obligations were denominated primarily in U.S. dollars.

     As described below, certain debt obligations outstanding at December 31, 1999 may be redeemed prior to maturity at the option of the Corporation:



                                                          Amount
                                                        Outstanding
     Year Redeemable        Year of Maturities     (Dollars in millions)
------------------------   --------------------   ----------------------
  Currently Redeemable         2001 - 2027                $  765
          2000                 2001 - 2011                 1,593
       2001 - 2002             2003 - 2028                 1,530
       2003 - 2008             2005 - 2028                   675
========================   ====================           ======

Note Nine - Trust Preferred Securities

     Trust preferred securities are Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest notes of the Corporation.

     Since October 1996, the Corporation has formed thirteen wholly-owned grantor trusts to issue trust preferred securities to the public. The grantor trusts have invested the proceeds of such trust preferred securities in junior subordinated notes of the Corporation. Certain of the trust preferred securities were issued at a discount. Such trust preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. Each issue of the Notes has an interest rate equal to the corresponding trust preferred securities distribution rate. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the trust preferred securities will also be deferred and the Corporation's ability to pay dividends on its common and preferred stock will be restricted.

     The trust preferred securities are subject to mandatory redemption upon repayment of the related Notes at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Corporation upon concurrent repayment of the related Notes.

     Payment of periodic cash distributions and payment upon liquidation or redemption with respect to trust preferred securities are guaranteed by the Corporation to the extent of funds held by the grantor trusts (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation's other obligations, including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the trust preferred securities.

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

 The following table is a summary of the outstanding trust preferred securities and the Notes at December 31, 1999 and 1998:


                                               Aggregate
                                               Principal
                                               Amount of
                                            Trust Preferred
                                               Securities      Aggregate
                                          -------------------  Principal
                              Issuance     December 31, 1999   Amount of
(Dollars in millions)           Date            and 1998       the Notes
------------------------- --------------- ------------------- -----------
NationsBank
Capital Trust I           December 1996        $    600          $  619
Capital Trust II          December 1996             365             376
Capital Trust III         February 1997             500             516
Capital Trust IV          April 1997                500             516
BankAmerica
Institutional Capital A   November 1996             450             464
Institutional Capital B   November 1996             300             309
Capital I                 December 1996             300             309
Capital II                December 1996             450             464
Capital III               January 1997              400             412
Capital IV                February 1998             350             361
Barnett
Capital I                 November 1996             300             309
Capital II                December 1996             200             206
Capital III               January 1997              250             258
 Total                                         $  4,965(13)      $5,119
=========================                      ===========       ======



                                                   Per
                                                  Annum
                                Stated           Interest       Interest
                              Maturity of        Rate of        Payment           Redemption
(Dollars in millions)          the Notes        the Notes        Dates              Period
------------------------- ------------------ --------------- ------------- -----------------------
NationsBank
Capital Trust I           December 2026      7.84%            3/31,6/30,      On or after
                                                              9/30,12/31      12/31/01(1)
Capital Trust II          December 2026      7.83             6/15,12/15      On or after
                                                                              12/15/06(2,4)
Capital Trust III         January 2027        3-mo. LIBOR     1/15,4/15,      On or after
                                                +55 bps       7/15,10/15      1/15/07(2)
Capital Trust IV          April 2027         8.25             4/15,10/15      On or after
                                                                              4/15/07(2,6)
BankAmerica
Institutional Capital A   December 2026      8.07             6/30,12/31      On or after
                                                                              12/31/06(3,7)
Institutional Capital B   December 2026      7.70             6/30,12/31      On or after
                                                                              12/31/06(3,8)
Capital I                 December 2026(9)   7.75             3/31,6/30,      On or after
                                                              9/30,12/31      12/20/01(5)
Capital II                December 2026      8.00             6/15,12/15      On or after
                                                                              12/15/06(3,10)
Capital III               January 2027        3-mo. LIBOR     1/15,4/15,      On or after
                                                +57 bps       7/15,10/15      1/15/02(3)
Capital IV                March 2028         7.00             3/31,6/30,      On or after
                                                              9/30,12/31      2/24/03(3)
Barnett
Capital I                 December 2026      8.06               6/1,12/1      On or after
                                                                              12/1/06(2,11)
Capital II                December 2026      7.95               6/1,12/1      On or after
                                                                              12/1/06(2,12)
Capital III               February 2027       3-mo. LIBOR       2/1,5/1,      On or after
                                                +62.5 bps       8/1,11/1      2/1/07(2)
                                             ---------        ----------   ----------------
 Total
=========================

(1) The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes, at a redemption price at least equal to the principal amount of the Notes.
(2) The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes or relating to capital treatment of the trust preferred securities or relating to a change in the treatment of the related trust under the Investment Company Act of 1940, as amended, at a redemption price at least equal to the principal amount of the Notes.
(3) The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes or relating to capital treatment of the trust preferred securities at a redemption price at least equal to the principal amount of the Notes.
(4) The Notes may be redeemed on or after December 15, 2006 and prior to December 15, 2007 at 103.915% of the principal amount, and thereafter at prices declining to 100% on December 15, 2016 and thereafter.
(5) The Corporation may redeem the Notes (i) during the indicated redemption period or (ii) upon the occurrence of certain events relating to tax treatment of the trust or the Notes or relating to capital treatment of the trust preferred securities, prior to the indicated redemption period, in each case, at a redemption price of 100% of the principal amount.
(6) The Notes may be redeemed on or after April 15, 2007 and prior to April 14, 2008 at 103.85% of the principal amount, and thereafter at prices declining to 100% on April 15, 2017 and thereafter.
(7) The Notes may be redeemed on or after December 31, 2006 and prior to December 31, 2007 at 104.0350% of the principal amount, and thereafter at prices declining to 100% on December 31, 2016 and thereafter.
(8) The Notes may be redeemed on or after December 31, 2006 and prior to December 31, 2007 at 103.7785% of the principal amount, and thereafter at prices declining to 100% on December 31, 2016 and thereafter.
(9) At the option of the Corporation, the stated maturity may be shortened to a date not earlier than December 20, 2001 or extended to a date not later than December 31, 2045, in each case if certain conditions are met.
(10) The Notes may be redeemed on or after December 15, 2006 and prior to December 15, 2007 at 103.9690% of the principal amount, and thereafter at prices declining to 100% on December 15, 2016 and thereafter.
(11) The Notes may be redeemed on or after December 1, 2006 and prior to December 1, 2007 at 104.030% of the principal amount, and thereafter at prices declining to 100% on December 1, 2016 and thereafter.
(12) The Notes may be redeemed on or after December 1, 2006 and prior to December 1, 2007 at 103.975% of the principal amount, and thereafter at prices declining to 100% on December 1, 2016 and thereafter.
(13) Excludes $10 and $11 of deferred issuance costs and unamortized discount at December 31, 1999 and 1998, respectively.

Note Ten - Shareholders' Equity and Earnings Per Common Share

     On June 23, 1999 the Corporation's Board of Directors authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. In 1999, the Corporation repurchased 78 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $62.28, which reduced shareholders' equity by $4.9 billion. The remaining buyback authority for common stock under the current program totaled $5.1 billion or 52 million shares at December 31, 1999. In 1998 and 1997, the Corporation also repurchased 29 million shares and 150 million shares, respectively, of common stock under various stock repurchase programs.

     In October 1999, the Board of Directors of the Corporation raised the common dividend for the fourth quarter of 1999 by 11 percent to $0.50 per share from $0.45 per share.

     Other shareholders' equity consisted of restricted stock award plan deferred compensation of $340 million and $74 million, as well as a loan to the ESOP trust of $47 million and $58 million at December 31, 1999 and 1998, respectively. At December 31, 1999, other shareholders' equity reflected $48 million of premiums received on written put options.

     On June 29, 1998, BankAmerica redeemed all of its remaining outstanding nonconvertible preferred shares. The Corporation's Preferred Stock at December 31, 1997, included BankAmerica's outstanding preferred stock of $614 million. These preferred shares were nonvoting except in certain limited circumstances. The shares were redeemable at the option of BankAmerica during the redemption period and at the redemption price per share plus accrued and unpaid dividends to the redemption date. During 1997, BankAmerica redeemed a portion of its preferred shares for an aggregate of $1.6 billion.

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

     As of December 31, 1999, the Corporation had 1.8 million shares issued and outstanding of employee stock ownership plan (ESOP) Convertible Preferred Stock, Series C (ESOP Preferred Stock). The ESOP Preferred Stock has a stated and liquidation value of $42.50 per share, provides for an annual cumulative dividend of $3.30 per share and each share is convertible into 1.68 shares of the Corporation's common stock. ESOP Preferred Stock in the amounts of $6 million, $11 million and $86 million was converted into the Corporation's common stock in 1999, 1998 and 1997, respectively.

     In November 1989, Barnett incorporated ESOP provisions into its existing 401(k) employee benefit plan (Barnett ESOP). The Barnett ESOP acquired $141 million of common stock using the proceeds of a loan from the Corporation. The terms of the loan include equal monthly payments of principal and interest through September 2015. Interest is at 9.75 percent and prepayments of principal are allowed. The loan is generally being repaid from contributions to the plan by the Corporation and dividends on unallocated shares held by the Barnett ESOP. Shares held by the Barnett ESOP are allocated to plan participants as the loan is repaid. At December 31, 1999, 2.4 million shares of unallocated common stock remained in the Barnett ESOP. During 1999, 1998 and 1997, the Barnett ESOP released and allocated common stock amounting to $15 million, $6 million and $8 million, respectively.

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

     The calculation of earnings per common share and diluted earnings per common share for 1999, 1998 and 1997 is presented below:



(Shares in thousands; dollars in millions, except per share information)         1999            1998          1997
-------------------------------------------------------------------------- ---------------- ------------- -------------
Earnings per common share
Net income                                                                    $   7,882      $    5,165    $    6,542
Preferred stock dividends                                                            (6)            (25)         (111)
--------------------------------------------------------------------------    ------------   ----------    ----------
Net income available to common shareholders                                   $   7,876      $    5,140    $    6,431
--------------------------------------------------------------------------    -----------    ----------    ----------
Average common shares issued and outstanding                                  1,726,006       1,732,057     1,733,194
--------------------------------------------------------------------------    -----------    ----------    ----------
 Earnings per common share                                                    $    4.56      $     2.97    $     3.71
==========================================================================    ===========    ==========    ==========
Diluted earnings per common share
Net income available to common shareholders                                   $   7,876      $    5,140    $    6,431
--------------------------------------------------------------------------    -----------    ----------    ----------
Preferred stock dividends                                                             6              25           111
Preferred stock dividends on nonconvertible stock                                    --             (19)         (104)
--------------------------------------------------------------------------    -----------    ----------    ----------
Effect of assumed conversions                                                         6               6             7
--------------------------------------------------------------------------    -----------    ----------    ----------
Net income available to common shareholders and assumed
 conversions                                                                  $   7,882      $    5,146    $    6,438
--------------------------------------------------------------------------    -----------    ----------    ----------
Average common shares issued and outstanding                                  1,726,006       1,732,057     1,733,194
--------------------------------------------------------------------------    -----------    ----------    ----------
Incremental shares from assumed conversions:
 Convertible preferred stock                                                      3,006           3,290         3,736
 Stock options                                                                   31,046          40,413        45,242
--------------------------------------------------------------------------    -----------    ----------    ----------
Dilutive potential common shares                                                 34,052          43,703        48,978
--------------------------------------------------------------------------    -----------    ----------    ----------
Total dilutive average common shares issued and outstanding                   1,760,058       1,775,760     1,782,172
--------------------------------------------------------------------------    -----------    ----------    ----------
 Diluted earnings per common share                                            $    4.48      $     2.90    $     3.61
==========================================================================    ===========    ==========    ==========

Note Eleven - Commitments and Contingencies

     In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet.


Credit Extension Commitments

     The Corporation enters into commitments to extend credit, standby letters of credit (SBLC) and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following summarizes outstanding commitments to extend credit at December 31, 1999 and 1998:



(Dollars in millions)                                   1999         1998
---------------------------------------------------- ----------   ----------
Credit card commitments                               $ 67,394     $ 67,018
Other loan commitments                                 246,827      234,453
Standby letters of credit and financial guarantees      32,993       33,311
Commercial letters of credit                             3,690        3,035
====================================================  ========     ========

     Commitments to extend credit are legally binding, generally have specified rates and maturities and are for specified purposes. The Corporation manages the credit risk on these commitments by subjecting these commitments to normal credit approval and monitoring processes and protecting against deterioration in the borrowers' ability to pay through adverse-change clauses which require borrowers to maintain various credit and liquidity measures. At December 31, 1999 and 1998, there were no unfunded commitments to any industry or country greater than 10 percent of total unfunded commitments to lend. Credit card lines are unsecured commitments, which are reviewed at least annually by management. Upon evaluation of the customers' creditworthiness, the Corporation has the right to terminate or change the terms of the credit card lines. Of the December 31, 1999 other loan commitments, $94.1 billion is scheduled to expire in less than one year, $105.2 billion in one to five years and $47.5 billion after five years.

     SBLC and financial guarantees are issued to support the debt obligations of customers. If an SBLC or financial guarantee is drawn upon, the Corporation looks to its customer for payment. SBLCs and financial guarantees are subject to the same approval and collateral policies as other extensions of credit. At December 31, 1999, substantially all of the SBLCs and financial guarantees are scheduled to expire in less than one year.

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


Derivatives

     Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts and option contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial futures and forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined rate or price at a time or during a period in the future. These option agreements can be transacted on organized exchanges or directly between parties.


Credit Risk Associated with Derivative Activities

     Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. In managing derivatives credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with U.S. and foreign commercial banks, broker-dealers and corporates.

     During 1999, 1998 and 1997, there were no significant credit losses associated with derivative contracts. At December 31, 1999 and 1998, there were no nonperforming derivative positions that were material to the Corporation. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the close out and netting of transactions with the same counterparty upon the occurrence of certain events.

     A portion of the derivative-dealer activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is minimal.

     The following table presents the notional or contract amounts at December 31, 1999 and 1998 and the credit risk amounts (the net replacement cost of contracts in a gain position) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market for trading purposes. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. The credit risk amounts presented in the following table do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements.


Derivative-Dealer Positions

                                           December 31, 1999        December 31, 1998
                                        ------------------------ -----------------------
                                          Contract/     Credit     Contract/     Credit
(Dollars in millions)                      Notional      Risk       Notional      Risk
--------------------------------------- ------------- ---------- ------------- ---------
Interest rate contracts
Swaps                                    $2,597,886    $ 5,691    $1,584,317    $ 6,377
Futures and forwards                        644,795         58       809,231        290
Written options                             560,070         --       496,570         --
Purchased options                           638,517      1,747       640,703      2,492
Foreign exchange contracts
Swaps                                        55,278      1,058        40,069      1,443
Spot, futures and forwards                  537,719      3,298       623,977      5,136
Written options                              28,450         --        56,287         --
Purchased options                            26,820        424        53,426        703
Commodity and other contracts
Swaps                                        13,078      1,232         5,685        370
Futures and forwards                         22,496         41         5,292         --
Written options                              28,868         --        22,382         --
Purchased options                            32,216      4,890        22,134        989
Credit derivatives                           19,028         70        16,943         62
---------------------------------------  ----------    -------    ----------    -------
   Total before cross-product netting                   18,509                   17,862
   Cross-product netting                                 2,454                    1,462
---------------------------------------                -------                  -------
    Net replacement cost                               $16,055                  $16,400
=======================================                =======                  =======

     The table above includes both long and short derivative-dealer positions. The average fair value of derivative-dealer assets for the years ended December 31, 1999 and 1998 was $16.0 billion and $14.3 billion, respectively. The average fair value of derivative-dealer liabilities for the years ended December 31, 1999 and 1998 was $16.5 billion and $13.3 billion, respectively. The fair value of derivative-dealer assets at December 31, 1999 and 1998 was $16.1 billion and $16.4 billion, respectively. The fair value of derivative-dealer liabilities at December 31, 1999 and 1998 was $16.2 billion and $16.8 billion, respectively. See Note Four on page 69 for a discussion of trading-related revenue.

     In addition to credit risk management activities, the Corporation uses credit derivatives to generate revenue by taking on exposure to underlying credits. The Corporation also provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The Corporation's credit derivative positions at December 31, 1999 and 1998 consisted of credit default swaps and total return swaps.


Asset and Liability Management (ALM) Activities

     Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation's ALM process. Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Futures contracts used for ALM activities are primarily index futures providing for cash payments based upon the movements of an underlying rate index.

     The Corporation uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, futures and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign exchange option contracts are similar to interest rate option contracts except that they are based on currencies rather than interest rates. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

     The Corporation's credit risk exposure for exchange-traded instruments is minimal as these instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements.

     The following table outlines the notional amount and fair value of the Corporation's open and closed ALM contracts at December 31, 1999 and 1998:



                                                 December 31, 1999        December 31, 1998
                                             ------------------------- ------------------------
                                              Notional       Fair       Notional       Fair
(Dollars in millions)                          Amount        Value       Amount       Value
-------------------------------------------- ---------- -------------- ---------- -------------
Open interest rate contracts
Receive fixed swaps                           $63,002      $(1,747)     $60,450     $ 1,958
Pay fixed swaps                                25,701          115       25,770      (1,006)
--------------------------------------------  -------      -------      -------     -------
   Net open receive fixed                      37,301       (1,632)      34,680         952
Basis swaps                                     7,971           (6)       7,736         (10)
--------------------------------------------  -------      ----------   -------     -------
   Total net swap position                     45,272       (1,638)      42,416         942
Option products                                35,134            5       26,836         (46)
Futures and forwards                              931            3        6,348           2
--------------------------------------------  -------      ---------    -------     -------
   Total open interest rate contracts(1)                    (1,630)                     898
============================================               =========                =======
Closed interest rate contracts
Swap positions                                                 174                      294
Option products                                                 82                       26
Futures and forwards                                           (21)                      (1)
--------------------------------------------               ---------                ----------
   Total closed interest rate contracts(2)                     235                      319
--------------------------------------------               ---------                ---------
    Net interest rate contract position                     (1,395)                   1,217
--------------------------------------------               ---------                ---------
Open foreign exchange contracts(1)              6,231          (30)       3,314          72
--------------------------------------------  -------      ---------    -------     ---------
    Total ALM contracts                                    $(1,425)                 $ 1,289
============================================               =========                =========

(1) Fair value represents the net unrealized gains (losses) on open contracts.
(2) Represents the unamortized net realized deferred gains associated with closed contracts.

When Issued Securities

     When issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. At December 31, 1999, the Corporation had commitments to purchase and sell when issued securities of $12.0 billion and $16.8 billion, respectively.


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

     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. Similar uncertified class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified, but has since been dismissed and an appeal is pending. Of the remaining actions, one has been stayed, and a motion for class certification is pending in the others. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.


Note Twelve - Regulatory Requirements and Restrictions

     The Corporation's banking subsidiaries are required to maintain average reserve balances with the FRB based on a percentage of certain deposits. Average reserve balances held with the FRB to meet these requirements amounted to $22 million and $288 million for 1999 and 1998, respectively.

     The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. The subsidiary national banks can initiate aggregate dividend payments in 2000, without prior regulatory approval, of $2.2 billion plus an additional amount equal to their net profits for 2000, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the Office of the Comptroller of the Currency (OCC) is the bank's net profits for that year combined with its net retained profits, as defined, for the preceding two years.

     Regulations also restrict banking subsidiaries in lending funds to affiliates. At December 31, 1999 and 1998, the total amount which could be loaned to the Corporation by its banking subsidiaries was approximately $5.6 billion. At December 31, 1999 and 1998, no loans to the Corporation from its banking subsidiaries were outstanding.

     The FRB, the OCC, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision (collectively, the Agencies) have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation's financial statements. At December 31, 1999 and 1998, the Corporation and each of its banking subsidiaries were well capitalized under this regulatory framework. There have been no conditions or events since December 31, 1999 that management believes have changed either the Corporation's or its banking subsidiaries' capital classifications.

     The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At December 31, 1999 and 1998, the Corporation had no subordinated debt that qualified as Tier 3 capital.

     In accordance with the FRB's amendment to its capital adequacy guidelines effective for periods beginning after December 31, 1997, the Corporation is now required to include its broker/dealer subsidiary, Banc of America Securities LLC, when calculating regulatory capital ratios. Previously, the Corporation had been required to exclude the equity, assets and off-balance sheet exposures of its broker/dealer subsidiary.

     To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A well-capitalized institution must maintain a Tier 1 Capital ratio of six percent and a Total Capital ratio of ten percent. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average total assets, after certain adjustments. The leverage ratio guidelines establish a minimum of 100 to 200 basis points above three percent. Banking organizations must maintain a leverage capital ratio of at least five percent to be classified as well capitalized.

     The valuation allowance for available-for-sale securities and marketable equity securities included in shareholders' equity at December 31, 1999 and 1998 is excluded in the calculations of Tier 1 capital and Tier 1 leverage ratios. Effective October 1, 1998, the risk-based capital guidelines were changed to allow the inclusion of 45% of the pre-tax unrealized gains on equity securities in the calculation of Tier 2 capital. This change in the risk-based capital guidelines had an immaterial impact on the Corporation's Tier 2 and Total Capital ratios.

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

     The following table presents the actual capital ratios and amounts and minimum required capital amounts for the Corporation and Bank of America, N.A. at December 31, 1999 and 1998:



                                             1999                               1998
                              ---------------------------------- ----------------------------------
                                     Actual                             Actual
                              ---------------------    Minimum   ---------------------    Minimum
(Dollars in millions)            Ratio     Amount    Required(1)    Ratio     Amount    Required(1)
----------------------------- ---------- ---------- ------------ ---------- ---------- ------------
Tier 1 Capital
Bank of America Corporation       7.35%   $38,651      $21,025       7.06%   $36,849      $20,866
Bank of America, N.A.(2)          7.78     38,616       19,844       7.72     19,317       10,007
Total Capital
Bank of America Corporation      10.88     57,192       42,050      10.94     57,055       41,733
Bank of America, N.A.(2)         10.91     54,132       39,688      10.27     25,691       20,014
Leverage
Bank of America Corporation       6.26     38,651       24,687       6.22     36,849       23,697
Bank of America, N.A.(2)          6.74     38,616       22,922       6.55     19,317       11,805
=============================    =====    =======      =======      =====    =======      =======

(1) Dollar amount required to meet the Agencies' guidelines for adequately capitalized institutions.
(2) Bank of America, N.A.'s ratios and amounts for 1998 have not been restated to reflect the impact of mergers as discussed in Note 2 of the consolidated financial statements.

Note Thirteen - Employee Benefit Plans

Pension and Postretirement Plans

     The Corporation sponsors noncontributory trusteed pension plans that cover substantially all officers and employees. The plans provide defined benefits based on an employee's compensation, age and years of service. It is the policy of the Corporation to fund not less than the minimum funding amount required by ERISA. Individually, BankAmerica, Barnett Banks and NationsBank each sponsored defined benefit pension plans prior to each of the respective mergers of these banks. The BankAmerica plan was a cash balance design plan, providing participants with compensation credits, based on age and period of service, applied at each pay period and a defined earnings rate on all participant account balances in the plan. The NationsBank plan was amended to a cash balance plan effective July 1, 1998 and provides a similar crediting basis for all participants. The NationsBank plan allows participants to select from various earnings measures, which are based on the returns of certain funds managed by subsidiaries of the Corporation or common stock of the Corporation. The participant selected earnings measures determine the earnings rate on the individual participant account balances in the plan. In addition, a one time opportunity to transfer certain assets from the company's savings plan to the cash balance plan was extended to NationsBank plan participants. Assets with an approximate fair value of $1.4 billion were transferred by plan participants. The Barnett plan was amended to merge into the NationsBank plan and, effective January 1, 1999, to provide the cash balance plan design feature to those participants. The opportunity to transfer certain savings plan assets to the cash balance plan was extended to Barnett participants in 1999. Assets with an approximate fair value of $133 million, were transferred by plan participants. The BankAmerica and NationsBank plans were merged effective December 31, 1998. However, the participants in each plan will retain the cash balance plan design followed by their predecessor plans until the plan is amended in 2000. The opportunity to transfer certain savings plan assets to the cash balance plan will be extended to BankAmerica participants in 2000.

     In addition to retirement pension benefits, substantially all employees may become eligible to continue participation as retirees in health care and/or life insurance plans sponsored by the Corporation. Based on the other provisions of the individual plans, certain retirees may also have the cost of these benefits partially paid by the Corporation.

     The following tables summarize the balances and changes in fair value of plan assets and benefit obligations as of and for the years ended December 31, 1999 and 1998:

                                                                                        Postretirement
                                                               Pension Plan          Health and Life Plans
                                                         ------------------------- -------------------------
(Dollars in millions)                                        1999         1998         1999         1998
-------------------------------------------------------- ------------ ------------ ------------ ------------
Change in fair value of plan assets
(Primarily listed stocks, fixed income and real estate)
Fair value at January 1                                    $7,660       $5,725        $ 187        $ 164
Actual return on plan assets                                  809          890           16           24
Company contributions                                          --           --           65           65
Plan participant contributions                                 --           --           33           28
Acquisition/transfer                                          141        1,429           --           --
Benefits paid                                                (547)        (384)         (99)         (94)
--------------------------------------------------------    ------       ------       -----        -----
   Fair value at December 31                               $8,063       $7,660        $ 202        $ 187
========================================================    ======       ======       =====        =====
Change in benefit obligation
Benefit obligation at January 1                            $6,377       $4,692        $ 882        $ 930
Service cost                                                  115          144           12           10
Interest cost                                                 433          371           58           61
Plan participant contributions                                 --           --           33           28
Plan amendments                                               106           95           (2)          16
Actuarial loss (gain)                                        (380)         (66)         (48)         (67)
Acquisition/transfer                                          148        1,539           --           --
Effect of curtailments                                         --          (14)          --           (2)
Benefits paid                                                (547)        (384)         (99)         (94)
--------------------------------------------------------    ------       ------       -------      -------
   Benefit obligation at December 31                       $6,252       $6,377        $ 836        $ 882
========================================================    ======       ======       =======      =======
Funded status
Overfunded (unfunded) status at December 31                $1,811       $1,283        $(634)       $(695)
Unrecognized net actuarial gain                              (600)        (132)         (87)         (96)
Unrecognized transition obligation (asset)                     (6)          (9)         439          473
Unrecognized prior service cost                               195          108           12           13
--------------------------------------------------------    -------      -------      -------      -------
   Prepaid (accrued) benefit cost                          $1,400       $1,250        $(270)       $(305)
========================================================    =======      =======      =======      =======

     Prepaid and accrued benefit costs are reflected in other assets and other liabilities, respectively, in the consolidated balance sheet.

     The following are the weighted average discount rate, expected return on plan assets and rate of increase in future compensation assumptions used in determining the actuarial present value of the benefit obligation.

                                                                            Postretirement
                                                    Pension Plan         Health and Life Plans
                                               -----------------------   ---------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ---------- ----------
Weighted average assumptions at December 31
Discount rate                                      7.50%        7.00%        7.50%      7.00%
Expected return on plan assets                    10.00        10.00        10.00      10.00
Rate of compensation increase                      4.00         4.00          N/A        N/A
============================================      =====        =====        =====      =====

     Net periodic pension benefit cost (income) for the years ended December 31, 1999, 1998 and 1997, included the following components:



(Dollars in millions)                                         1999        1998        1997
--------------------------------------------------------- ----------- ----------- -----------
Components of net periodic pension benefit cost (income)
Service cost                                                $ 115       $ 144       $ 122
Interest cost                                                 433         371         320
Expected return on plan assets                               (713)       (552)       (434)
Amortization of transition asset                               (4)         (3)         (3)
Amortization of prior service cost                             20          (2)        (10)
Recognized net actuarial loss                                  --          16          16
Recognized gain due to settlements and curtailments            --          (2)         --
---------------------------------------------------------   -------     --------    -------
   Net periodic pension benefit cost (income)               $(149)      $ (28)      $  11
=========================================================   =======     =======     =======

     The Corporation uses the market valuation method to recognize pension plan-related market gains and losses. This method recognizes 60 percent of the market gains or losses in the first year, with the remaining 40 percent spread equally over the next four years.

     In addition to the trusteed pension plan, the Corporation sponsors a number of unfunded executive pension plans. The total benefit obligation for these plans as of December 31, 1999 and 1998 was $535 million and $386 million, respectively. The net periodic pension expense for these plans in 1999, 1998 and 1997 totaled $58 million, $49 million and $46 million, respectively.

     For the years ended December 31, 1999, 1998 and 1997, net periodic postretirement benefit expense included the following components:



(Dollars in millions)                                     1999       1998       1997
------------------------------------------------------- -------- ----------- ----------
Components of net periodic postretirement benefit cost
Service cost                                             $  12      $ 10       $  9
Interest cost                                               58        61         62
Expected return on plan assets                             (19)      (14)       (12)
Amortization of transition asset                            34        34         34
Amortization of prior service cost                          --        (1)        (2)
Recognized net actuarial gain                              (54)      (10)        (4)
Recognized gain due to settlements and curtailments         --        (2)        --
-------------------------------------------------------  -----      -------    ------
   Net periodic postretirement benefit cost              $  31      $ 78       $ 87
=======================================================  =====      ======     ======

     Net periodic postretirement health and life expense was determined using the "projected unit credit" actuarial method. Gains and losses for all benefits except postretirement health care are recognized in accordance with the minimum amortization provisions of the applicable accounting standards. For the postretirement health care plans, 50 percent of the unrecognized gain or loss at the beginning of the fiscal year (or at subsequent remeasurement) is recognized on a level basis during the year. Prior to the Merger (and conformance of accounting methods), BankAmerica used the minimum amortization method for all plans. Application of the "50 percent" method to cumulative unrecognized gains in the BankAmerica health care plans at the beginning of the 1999 fiscal year is the primary reason for the reduction in net periodic postretirement benefit cost from 1998.

     Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the health care plan. The assumed health care cost trend rates for the next year used to measure the expected cost of benefits covered for the postretirement health and life plans was 6.25 percent and 6.00 percent for pre-65 benefits in 1999 and 1998, respectively, and 4.75 percent and 4.50 percent for post-65 benefits in 1999 and 1998, respectively. A one percentage point increase in assumed health care cost trend rates would have increased the service and interest costs and the benefit obligation by $7 million and $62 million, respectively, in 1999 and $6 million and $57 million, respectively, in 1998. A one-percentage point decrease in assumed health care cost trends would have lowered the service and interest costs and the benefit obligation by $6 million and $56 million, respectively, in 1999 and $5 million and $49 million, respectively, in 1998.

Defined Contribution Plans

     The Corporation maintains several defined contribution savings and profit sharing plans and certain nonqualified defined contribution retirement plans. Two of the savings and profit sharing plans feature leveraged ESOP provisions. See Note Ten on page 77 for additional information on the two ESOP provisions.


ESOP Plans

     The Corporation contributed approximately $20 million, $63 million, and $68 million for 1999, 1998, and 1997, respectively, in cash and stock which was utilized primarily to purchase the Corporation's common stock under the terms of these plans. At December 31, 1999 and 1998, an aggregate of 23,776,820 shares and 22,997,096 shares, respectively, of the Corporation's common stock and 1,789,230 shares and 1,937,730 shares, respectively, of ESOP preferred stock were held by the Corporation's various savings and profit sharing plans.

     As previously discussed, during 1999, the Corporation offered former Barnett plan participants a one-time opportunity to transfer certain assets from the savings plan to the cash balance plan. In 1998, the Corporation offered the same opportunity to former NationsBank plan participants. This one-time transfer opportunity will be provided to BankAmerica plan participants in 2000.

     Under the terms of the ESOP Preferred Stock provision, payments to the plan for dividends on the ESOP Preferred Stock were $3 million, $6 million, and $7 million, for 1999, 1998, and 1997, respectively. Interest incurred to service the debt of the ESOP Preferred Stock amounted to $0.3 million, $1 million, and $2 million for 1999, 1998, and 1997, respectively. This loan was paid off in June 1999.

     The Corporation's ESOP and the Barnett ESOP were combined effective at the close of business at December 31, 1998.


BankAmerica Plans

     Aggregate contributions for all former BankAmerica-related defined contribution plans were $171 million, $175 million, and $169 million, in 1999, 1998, and 1997, respectively. Certain employer and employee contributions to the plans are used to purchase the Corporation's common stock at prices that approximate market values. Contributions, including dividends, to the plans were used to purchase 816,457 shares for $50 million in 1999, 697,741 shares for $44 million in 1998, and 598,958 shares for $34 million in 1997. Sales by the plans of the Corporation's common stock were 1,163,489 for $76 million in 1999, 571,058 for $46 million in 1998, and 528,829 shares for $32 million in 1997. The plans held 31,122,254 shares, 33,186,515 shares, and 34,252,005 shares, of the Corporation's common stock at December 31, 1999, 1998, and 1997, respectively.

     The Corporation maintains certain nonqualified defined contribution retirement plans for certain employees of the former BankAmerica Corporation. In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.

     The Corporation and the BankAmerica retirement plans will be combined effective July 1, 2000.

Note Fourteen - Stock Option Award Plans

     At December 31, 1999, the Corporation had certain stock-based compensation plans (the Plans) which are described below. The Corporation applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans. In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," the Corporation has also elected to provide disclosures as if the Corporation had adopted the fair-value based method of measuring outstanding employee stock options in 1999, 1998 and 1997 as indicated below:



                                                           As Reported                          Pro Forma
                                               ----------------------------------- -----------------------------------
(Dollars in millions, except per share data)       1999        1998        1997        1999        1998        1997
---------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Net income                                       $ 7,882     $ 5,165     $ 6,542     $ 7,563     $ 4,838     $ 6,254
Net income available to common shareholders        7,876       5,140       6,431       7,557       4,819       6,143
Earnings per common share                           4.56        2.97        3.71        4.38        2.78        3.54
Diluted earnings per common share                   4.48        2.90        3.61        4.30        2.71        3.46
==============================================   ========    ========    ========    ========    ========    ========

     In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted average grant-date fair values of the options granted during 1999, 1998 and 1997 were based on the following assumptions:



                                                     Risk-Free                         Dividend
                                                   Interest Rates                       Yield
                                          -------------------------------- --------------------------------
                                             1999       1998       1997       1999       1998       1997
                                          ---------- ---------- ---------- ---------- ---------- ----------
Key Employee Stock Plan                   5.19%          5.64%      6.29%    2.91%        3.50%      3.50%
Take Ownership!                           4.73            N/A        N/A     3.06          N/A        N/A
NationsBank 1996 Associates Stock Option
 Award Plan                                N/A            N/A       6.31      N/A          N/A       3.50
Barnett 1997 Employee Stock Option Plan    N/A            N/A       5.60      N/A          N/A       3.50
Barnett Long-Term Incentive Plan           N/A            N/A       6.33      N/A          N/A       3.50
BankAmerica Management Stock Plan          N/A           5.48       6.23      N/A         2.62       2.96
BankAmerica PEP Plan                       N/A            N/A       6.23      N/A          N/A       2.96
BankAmerica Take Ownership!                N/A           5.58       6.23      N/A         1.83       2.96
========================================= =====      ========   ========     =====      ========   ========



                                                Expected
                                             Lives (Years)                 Volatility
                                          -------------------- -----------------------------------
                                           1999   1998   1997      1999        1998        1997
                                          ------ ------ ------ ----------- ----------- -----------
Key Employee Stock Plan                      7      7      7   24.91%          22.94%      27.80%
Take Ownership!                              4     N/A    N/A  27.67             N/A         N/A
NationsBank 1996 Associates Stock Option
 Award Plan                                 N/A    N/A     3     N/A             N/A       21.40
Barnett 1997 Employee Stock Option Plan     N/A    N/A     1     N/A             N/A       24.70
Barnett Long-Term Incentive Plan            N/A    N/A     6     N/A             N/A       34.30
BankAmerica Management Stock Plan           N/A     4      4     N/A           28.40       24.50
BankAmerica PEP Plan                        N/A    N/A     7     N/A             N/A       24.50
BankAmerica Take Ownership!                 N/A     1      3     N/A           28.80       24.50
=========================================   ==     ==     ==   ======      =========   =========

     Compensation expense under the fair-value based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS 123 in 1999, 1998 and 1997 may not be indicative of future amounts.


Key Employee Stock Plan

     The Key Employee Stock Plan (KEYSOP), as amended and restated, provides for different types of awards including stock options, restricted stock and performance shares (or restricted stock units). Under the KEYSOP, ten-year options to purchase approximately 42.2 million shares of common stock have been granted through December 31, 1999 to certain employees at the closing market price on the respective grant dates. Options granted under the KEYSOP generally vest in three or four equal annual installments. At December 31, 1999, approximately 32.8 million options were outstanding under this plan. Additionally, 10.2 million shares of restricted stock were granted during 1999. These shares of restricted stock generally vest in two or three equal annual installments beginning one year from the grant date. Additionally, 1.2 million shares of restricted stock units were granted during 1999. These units generally vest three or five years from the grant date and are paid in the year following retirement in cash or common stock or a combination of cash and common stock.

     On January 3, 2000, ten-year options to purchase approximately 20.1 million shares of common stock at $48.4375 per share were granted to certain employees. On February 1, 2000, ten-year options to purchase approximately 4.1 million shares of common stock at $48.4375 per share were granted to certain employees. For both grants, options vest in three equal annual installments beginning one year from the grant date. Additionally, on January 3, 2000, and February 1, 2000, approximately 241,000 and 331,000 shares, respectively, of restricted stock were granted to certain employees. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date.


Take Ownership!

     On September 23, 1998, the Board of Directors of the Corporation approved Take Ownership! The Bank of America Global Associate Stock Option Program (Take Ownership!) which covers all employees below a specified executive grade level. Under the plan, eligible employees receive an award of a predetermined number of stock options entitling them to purchase shares of the Corporation's common stock at the fair market value on the grant date. Options granted on the first business day of 1999, 2000 and 2001 vest 25% on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant. These options have a term of five years after the grant date. On January 4, 1999, options to purchase approximately 53.1 million shares of common stock at $60.50 per share were granted under the plan. At December 31, 1999, approximately 41.9 million options were outstanding under this plan. On January 3, 2000, options to purchase approximately 24.5 million shares of common stock at $48.4375 per share were granted under the plan.


Other Plans

     Under the NationsBank 1996 Associates Stock Option Award Plan (ASOP), as amended, the Corporation granted in 1996 and 1997 to certain full- and part-time associates options to purchase an aggregate of approximately 47 million shares of the Corporation's common stock. All options granted under the ASOP are vested and expire June 29, 2001. At December 31, 1999, approximately
10.5 million options were outstanding under this plan. No further awards may be granted under this plan.

     Under the Barnett 1997 Employee Stock Option Plan, ten-year options to purchase an aggregate of approximately 5.7 million shares of the Corporation's common stock in 1997 were granted to certain full- and part-time associates. All options granted under this plan are vested. No further awards may be granted under this plan.

     Under the Barnett Long-Term Incentive Plan, ten-year options to purchase an aggregate of approximately 2.2 million shares of the Corporation's common stock in 1997 were granted to certain key employees. All options granted under this plan are vested. No further awards may be granted under this plan.

     Under the BankAmerica 1992 Management Stock Plan, ten-year options to purchase approximately 14.3 million shares of the Corporation's common stock were granted to certain key employees in 1997 and 1998. Options awarded generally vest in three equal annual installments beginning one year from the grant date. At December 31, 1999, approximately 28.6 million options were outstanding under this plan. Additionally, 2.9 million shares of restricted stock were granted to certain key employees in 1997 and 1998. These shares generally vest in four equal annual installments beginning the second year from the date of grant. No further awards may be granted under this plan.

     Under the BankAmerica Performance Equity Program, ten-year options to purchase approximately 12.3 million shares of the Corporation's common stock were granted to certain key employees in 1997 and 1998 in the form of market price options and premium price options. All options issued under this plan to persons who were employees as of the merger date vested. At December 31, 1999, approximately 11.8 million options were outstanding under this plan. No further awards may be granted under this plan.

     On October 1, 1996, BankAmerica adopted the BankAmerica Global Stock Option Program (BankAmerica Take Ownership!) which covered substantially all associates. Options awarded under this plan vest in three equal installments beginning one year from the grant date and have a term of five years after the grant date. Approximately 37.5 million shares were granted in 1997 and 1998. At December 31, 1999, approximately 25.2 million options were outstanding under this plan. No further awards may be granted under this plan.

     Additional stock options assumed in connection with various acquisitions remain outstanding and are included in the tables below. No further awards may be granted under these plans.

     The following tables present the status of all plans at December 31, 1999, 1998 and 1997, and changes during the years then ended:



                                            1999                         1998                        1997
                                ---------------------------- ---------------------------- ---------------------------
                                                  Weighted-                    Weighted-                    Weighted-
                                                   Average                      Average                      Average
                                                   Exercise                     Exercise                    Exercise
                                                   (Option)                     (Option)                    (Option)
Employee stock options               Shares         Price         Shares         Price         Shares         Price
------------------------------- ---------------- ----------- ---------------- ----------- ---------------- ----------
Outstanding at January 1           126,465,501    $  51.01      136,409,218    $  44.08      106,432,319    $  30.79
Shares due to acquisitions                  --          --               --          --        6,688,329       21.99
Granted                             68,341,012       61.30       25,744,102       72.10       76,963,367       58.42
Exercised                          (21,872,532)      38.45      (28,295,737)      33.62      (44,990,054)      33.34
Forfeited                          (16,728,346)      62.59       (7,392,082)      63.04       (8,684,743)      45.23
-------------------------------    -----------    --------      -----------    --------      -----------    --------
Outstanding at December 31         156,205,635    $  56.03      126,465,501    $  51.01      136,409,218    $  44.18
===============================    ===========    ========      ===========    ========      ===========    ========
Options exercisable at
 December 31                        85,753,568    $  49.97       99,530,313    $  46.02       63,927,295    $  30.90
===============================    ===========    ========      ===========    ========      ===========    ========
Weighted-average fair value of
 options granted during the
 year                                             $  13.88                     $  15.52                     $   9.35
===============================                   ========                     ========                     ========


                                           1999                        1998                        1997
                                --------------------------- --------------------------- --------------------------
                                                 Weighted-                   Weighted-                   Weighted-
                                                  Average                     Average                     Average
Restricted stock awards                            Grant                       Grant                       Grant
(include KEYSOP)                     Shares        Price         Shares        Price         Shares        Price
------------------------------- --------------- ----------- --------------- ----------- --------------- ----------
Outstanding unvested grants at
 January 1                          3,781,154    $  61.85       5,180,012    $  38.94       6,459,158    $  24.68
Granted                            11,413,497       61.99       3,852,739       65.79       2,120,681       57.76
Vested                             (1,732,513)      57.19      (4,896,614)      41.07      (3,112,871)      22.76
Canceled                             (434,801)      67.96        (354,983)      56.94        (286,956)      32.43
-------------------------------    ----------    --------      ----------    --------      ----------    --------
Outstanding unvested grants at
 December 31                       13,027,337    $  62.39       3,781,154    $  61.85       5,180,012    $  38.94
===============================    ==========    ========      ==========    ========      ==========    ========

     The following table summarizes information about stock options outstanding at December 31, 1999:



                                   Outstanding Options                          Options Exercisable
                  ------------------------------------------------------ ----------------------------------
                       Number       Weighted Average                          Number
     Range of        Outstanding        Remaining      Weighted-Average     Exercisable    Weighted-Average
Exercise Prices    at December 31   Contractual Life    Exercise Price    at December 31    Exercise Price
----------------- ---------------- ------------------ ------------------ ---------------- -----------------
 $0.00 - $30.00       18,114,375       4.1 years           $  21.89        18,114,375         $  21.89
$30.01 - $46.50       22,305,419       3.5 years              39.20        22,305,419            39.20
$46.51 - $65.50       88,269,836       5.0 years              60.24        31,362,618            59.71
$65.51 - $99.00       27,516,005       6.6 years              78.61        13,971,156            81.70
-----------------     ----------          ---              --------        ----------         --------
 Total               156,205,635       4.9 years           $  56.03        85,753,568         $  49.97
=================    ===========          ===              ========        ==========         ========

Note Fifteen - Income Taxes

     The components of income tax expense for the years ended December 31, 1999, 1998 and 1997 were as follows:



(Dollars in millions)             1999      1998       1997
------------------------------ --------- --------- ------------
Current expense:
 Federal                        $1,739    $2,163     $2,267
 State                             169       155        239
 Foreign                           327       349        537
------------------------------  ------    ------      ------
   Total current expense         2,235     2,667      3,043
------------------------------  ------    ------      ------
Deferred (benefit) expense:
 Federal                         1,929       274        840
 State                             168       (68)       132
 Foreign                             1        10         (1)
------------------------------  ------    ------      --------
   Total deferred expense        2,098       216        971
------------------------------  ------    ------      -------
    Total income tax expense    $4,333    $2,883     $4,014
==============================  ======    ======      =======

     The preceding table does not reflect the tax effects of unrealized gains and losses on available-for-sale securities and marketable securities that are included in shareholders' equity and certain tax benefits associated with the Corporation's employee stock plans. As a result of these tax effects, shareholders' equity increased by $1,538 million, $418 million and $161 million in 1999, 1998 and 1997, respectively. The Corporation's current income tax expense approximates the amounts payable for those years. Deferred income tax expense represents the change in the deferred tax asset or liability and is discussed further below.

     A reconciliation of the expected federal income tax expense using the federal statutory rate of 35 percent to the actual income tax expense for the years ended December 31, 1999, 1998 and 1997 follows:



(Dollars in millions)                            1999      1998       1997
--------------------------------------------- --------- --------- ------------
Expected federal income tax expense            $4,275    $2,817     $3,695
Increase (decrease) in taxes resulting from:
 Tax-exempt income                                (88)      (79)       (83)
 State tax expense, net of federal benefit        278        33        287
 Goodwill amortization                            211       259        228
 Reorganization of certain subsidiaries            --      (323)        --
 Nondeductible merger-related charges              26       183         32
 Foreign tax differential                         (83)       28         (2)
 Other                                           (286)      (35)      (143)
---------------------------------------------  ------    ------      -------
   Total income tax expense                    $4,333    $2,883     $4,014
=============================================  ======    ======      =======

     Significant components of the Corporation's deferred tax (liabilities) assets at December 31, 1999 and 1998 were as follows:



(Dollars in millions)                                          1999         1998
---------------------------------------------------------- ------------ ------------
Deferred tax liabilities:
 Equipment lease financing                                   $ (4,873)    $ (3,838)
 Intangibles                                                     (826)        (779)
 State taxes                                                     (400)        (196)
 Employee retirement benefits                                    (379)        (328)
 Investments                                                     (368)        (340)
 Securities valuation                                            (278)          --
 Depreciation                                                    (258)        (296)
 Deferred gains and losses                                        (49)         (65)
 Loan fees and expenses                                           (55)         (17)
 Available-for-sale securities                                     --         (227)
 Other                                                           (353)        (272)
----------------------------------------------------------   --------     --------
   Gross deferred tax liabilities                              (7,839)      (6,358)
----------------------------------------------------------   --------     --------
Deferred tax assets:
 Allowance for credit losses                                    2,167        2,257
 Available-for-sale securities                                  1,121           --
 Employee benefits                                                621          395
 Accrued expenses                                                 398          606
 Net operating loss carryforwards                                 151          181
 Foreclosed properties                                             62           63
 Securities valuation                                              --          321
 Other                                                            120          137
----------------------------------------------------------   --------     --------
   Gross deferred tax assets                                    4,640        3,960
----------------------------------------------------------   --------     --------
   Valuation allowance                                           (131)        (161)
----------------------------------------------------------   --------     --------
   Gross deferred tax assets, net of valuation allowance        4,509        3,799
----------------------------------------------------------   --------     --------
    Net deferred tax liabilities                             $ (3,330)    $ (2,559)
==========================================================   ========     ========

     The Corporation's deferred tax assets at December 31, 1999 and 1998 included a valuation allowance of $131 million and $161 million, respectively, primarily representing net operating loss carryforwards for which it is more likely than not that realization will not occur. The net change in the valuation allowance for deferred tax assets resulted from a portion of net operating loss carryforwards of foreign subsidiaries being used to offset taxable income where realization was not expected to occur.

     At December 31, 1999 and 1998, federal income taxes had not been provided on $676 million and $380 million, respectively, of undistributed earnings of foreign subsidiaries, earned prior to 1987 and after 1997, that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $148 million and $80 million of tax expense, net of credits for foreign taxes paid on such earnings and for the related foreign withholding taxes, would result in 1999 and 1998, respectively.

Note Sixteen - Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Since no quoted market prices exist for a significant part of the Corporation's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the estimated amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the combined Corporation.

     The provisions of SFAS 107 do not require the disclosure of nonfinancial instruments, including intangible assets such as goodwill, franchise, credit card and trust relationships and MSR. In addition, the disclosure of fair value amounts does not include lease financing.


Short-Term Financial Instruments

     The carrying value of short-term financial instruments, including cash and cash equivalents, federal funds sold and purchased, resale and repurchase agreements, commercial paper and other short-term borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities, or have an average maturity of less than 30 days and carry interest rates which approximate market.


Financial Instruments Traded in the Secondary Market

     Held-for-investment securities, available-for-sale securities, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices. The fair value of securities and trading account instruments is reported in Notes Three and Four on pages 67 and 69.


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

     The fair values of domestic commercial loans that do not reprice or mature within relatively short time frames were estimated using discounted cash flow models. The discount rates were based on current market interest rates for similar types of loans, remaining maturities and credit ratings. For domestic commercial loans that reprice within relatively short time frames, the carrying values were assumed to approximate their fair values. Substantially all of the foreign loans reprice within relatively short time frames. Accordingly, for the majority of foreign loans, the carrying values were assumed to approximate their fair values. For purposes of these fair value estimates, the fair values of nonaccrual loans were computed by deducting an estimated market discount from their carrying values to reflect the uncertainty of future cash flows. The fair values of commitments to extend credit were not significant at either December 31, 1999 or 1998.

Mortgage Servicing Rights

     Note One on page 58 discloses the fair value of capitalized MSR as well as the fair value of ALM contracts associated with capitalized MSR.


Deposits

     The fair value for deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation's long-term relationships with depositors.


Derivative Financial Instruments

     The fair value of the Corporation's derivative-dealer assets and liabilities and ALM contracts is presented in Note Eleven on page 79.

     The book and fair value of certain financial instruments at December 31, 1999 and 1998 were as follows:


                                       1999                    1998
                              ----------------------- -----------------------
                                  Book        Fair        Book        Fair
(Dollars in millions)            Value       Value       Value       Value
----------------------------- ----------- ----------- ----------- -----------
Financial assets
 Loans                         $348,790    $351,469    $337,303    $342,936
Financial liabilities
 Deposits                       347,273     347,251     357,260     357,915
 Trust preferred securities       4,955       4,603       4,954       5,244
 Long-term debt(1)               55,385      54,837      45,767      47,135
=============================  ========    ========    ========    ========

(1) Excludes obligations under capital leases.

     For all other financial instruments, book value approximates fair value.

Note Seventeen - Business Segment Information

     Management reports the results of operations of the Corporation through four business segments: Consumer Banking, which provides comprehensive retail banking products and services to individuals and small businesses through multiple delivery channels; Commercial Banking, which provides a wide range of commercial banking services for businesses with annual revenues of up to $500 million; Global Corporate and Investment Banking, which provides a broad array of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities; and Principal Investing and Asset Management includes direct equity investments in businesses and investments in general partnership funds; customized asset management, advisory and trust services for high-net-worth clients through its Private Bank; equity, fixed income, cash, and alternative investments management to individuals, corporations and a wide array of institutional clients as well as advisory services for the Corporation's affiliated family of mutual funds; and full service and discount brokerage services.

     The following table includes revenue and net income for the years ended December 31, 1999, 1998 and 1997 and total assets at December 31, 1999 and 1998 for each business segment:


Business Segments

                                      Total Corporation               Consumer Banking(2)            Commercial Banking(2)
                               -------------------------------- -------------------------------- -----------------------------
(Dollars in millions)             1999       1998       1997       1999       1998       1997       1999      1998      1997
------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- --------- --------- ---------
Net interest income(1)          $ 18,452   $ 18,461   $18,589    $ 11,523   $ 11,806   $12,180    $ 2,191   $ 2,152   $2,193
Noninterest income                14,069     12,189    11,756       6,511      6,604     6,210        894       730      613
------------------------------  --------   --------   -------    --------   --------   -------    -------   -------   ------
 Total revenue                    32,521     30,650    30,345      18,034     18,410    18,390      3,085     2,882    2,806
Provision for credit losses        1,820      2,920     1,904       1,327      1,259     1,569        164        64      (16)
Gains on sales of securities         240      1,017       271          42         10        38         --         4       --
Amortization of intangibles          888        902       855         638        606       612         57       101      101
Depreciation expense               1,028      1,096     1,107         664        678       679         66        74       76
Merger-related charges, net          525      1,795       374          --         --        --         --        --       --
Other noninterest expense         16,070     16,743    15,663       9,247      9,744    10,068      1,351     1,211    1,045
------------------------------  --------   --------   -------    --------   --------   -------    -------   -------   ------
 Income before income taxes       12,430      8,211    10,713       6,200      6,133     5,500      1,447     1,436    1,600
Income tax expense                 4,548      3,046     4,171       2,301      2,254     2,148        569       483      623
------------------------------  --------   --------   -------    --------   --------   -------    -------   -------   ------
 Net income                     $  7,882   $  5,165   $ 6,542    $  3,899   $  3,879   $ 3,352    $   878   $   953   $  977
==============================  ========   ========   =======    ========   ========   =======    =======   =======   ======
Period-end total assets         $632,574   $617,679              $255,401   $271,695              $63,066   $61,772
==============================  ========   ========              ========   ========              =======   =======


                                                Global Corporate and             Principal Investing and
                                               Investment Banking(2)               Asset Management(2)
                                        ------------------------------------ -------------------------------
(Dollars in millions)                       1999         1998         1997      1999       1998       1997
--------------------------------------- ----------- -------------- --------- ---------- ---------- ---------
Net interest income(1)                   $  3,830      $ 3,799      $3,554    $   501    $   459    $   409
Noninterest income                          4,341        2,887       3,103      2,321      1,911      1,930
---------------------------------------  --------      -------      ------    -------    -------    -------
 Total revenue                              8,171        6,686       6,657      2,822      2,370      2,339
Provision for credit losses                   205        1,571         344        124         26          7
Gains (losses) on sales of securities           9           (5)         10         --         --          4
Amortization of intangibles                   158          168         118         35         27         24
Depreciation expense                          231          280         300         67         64         52
Merger-related charges, net                    --           --          --         --         --         --
Other noninterest expense                   4,220        4,271       3,165      1,252      1,499      1,375
---------------------------------------  --------      ---------    ------    -------    -------    -------
 Income before income taxes                 3,366          391       2,740      1,344        754        885
Income tax expense (benefit)                1,112           99       1,024        503        263        341
---------------------------------------  --------      ---------    ------    -------    -------    -------
 Net income                              $  2,254      $   292      $1,716    $   841    $   491    $   544
=======================================  ========      =========    ======    =======    =======    =======
Period-end total assets                  $223,930      $229,441               $26,004    $21,579
=======================================  ========      =========              =======    =======



                                                Corporate Other
                                        -------------------------------
(Dollars in millions)                      1999       1998       1997
--------------------------------------- ---------- ---------- ---------
Net interest income(1)                   $   407    $   245    $  253
Noninterest income                             2         57      (100)
---------------------------------------  -------    -------    ------
 Total revenue                               409        302       153
Provision for credit losses                   --         --        --
Gains (losses) on sales of securities        189      1,008       219
Amortization of intangibles                   --         --        --
Depreciation expense                          --         --        --
Merger-related charges, net                  525      1,795       374
Other noninterest expense                     --         18        10
---------------------------------------  -------    -------    ------
 Income before income taxes                   73       (503)      (12)
Income tax expense (benefit)                  63        (53)       35
---------------------------------------  -------    -------    ------
 Net income                              $    10    $  (450)   $  (47)
=======================================  =======    =======    ======
Period-end total assets                  $64,173    $33,192
=======================================  =======    =======

(1) Net interest income is presented on a taxable-equivalent basis.
(2) There were no material intersegment revenues among the four business segments.

     Following is a reconciliation of the business segments' revenue and net income for the years ended December 31, 1999, 1998 and 1997 and total assets at December 31, 1999 and 1998 to the consolidated totals:



(Dollars in millions)                                  1999         1998        1997
-------------------------------------------------- ------------ ------------ ----------
Segments' revenue                                   $  32,112    $  30,348    $30,192
Adjustments:
 Earnings associated with unassigned capital              407          245        253
 Gains on sales of subsidiary companies                    --           57         --
 Other                                                      2           --       (100)
--------------------------------------------------  ---------    ---------    -------
   Consolidated revenue                             $  32,521    $  30,650    $30,345
==================================================  =========    =========    =======
Segments' net income                                $   7,872    $   5,615    $ 6,589
Adjustments, net of taxes:
 Earnings associated with unassigned capital              251          157        158
 Gains on sales of subsidiary companies                    --           37         --
 Gains on sales of securities                             117          649        140
 Merger-related charges, net                             (358)      (1,325)      (264)
 Other                                                     --           32        (81)
--------------------------------------------------  ---------    ---------    -------
   Consolidated net income                          $   7,882    $   5,165    $ 6,542
==================================================  =========    =========    =======
Segments' total assets                              $ 568,401    $ 584,487
Adjustments:
 Investment securities                                 58,310       63,311
 Elimination of excess earning asset allocations      (20,612)     (52,817)
 Other, net                                            26,475       22,698
--------------------------------------------------  ---------    ---------
   Consolidated total assets                        $ 632,574    $ 617,679
==================================================  =========    =========

     The adjustments presented in the table above represent consolidated income, expense and asset balances not specifically allocated to individual business segments. In addition, reconciling items also include the effect of earnings allocations not assigned to specific business segments, as well as the related earning asset balances.

Note Eighteen - Bank of America Corporation (Parent Company Only)

     The following tables present the Parent Company Only financial information:


Condensed Statement of Income

                                                                             Year Ended December 31
                                                                          -----------------------------
(Dollars in millions)                                                        1999      1998      1997
------------------------------------------------------------------------- --------- --------- ---------
Income
Dividends from subsidiaries:
 Bank subsidiaries                                                         $ 7,700   $4,795    $5,730
 Other subsidiaries                                                            171      202       728
Interest from subsidiaries                                                   2,197    1,911     1,690
Other income                                                                   987      709       647
-------------------------------------------------------------------------  -------   ------    ------
                                                                            11,055    7,617     8,795
-------------------------------------------------------------------------  -------   ------    ------
Expense
Interest on borrowed funds                                                   2,626    2,805     2,529
Noninterest expense                                                          1,155      835       632
-------------------------------------------------------------------------  -------   ------    ------
                                                                             3,781    3,640     3,161
-------------------------------------------------------------------------  -------   ------    ------
Income before income tax benefit and equity in undistributed earnings of
 subsidiaries                                                                7,274    3,977     5,634
Income tax benefit                                                             494      461       331
-------------------------------------------------------------------------  -------   ------    ------
Income before equity in undistributed earnings of subsidiaries               7,768    4,438     5,965
Equity in undistributed earnings of subsidiaries:
 Bank subsidiaries                                                              10      553       471
 Other subsidiaries                                                            104      174       106
-------------------------------------------------------------------------  -------   ------    ------
                                                                               114      727       577
-------------------------------------------------------------------------  -------   ------    ------
Net income                                                                 $ 7,882   $5,165    $6,542
=========================================================================  =======   ======    ======
Net income available to common shareholders                                $ 7,876   $5,140    $6,431
=========================================================================  =======   ======    ======

Condensed Balance Sheet

                                                  December 31
                                              --------------------
(Dollars in millions)                            1999       1998
--------------------------------------------- ---------- ---------
Assets
Cash held at bank subsidiaries                 $15,932    $ 3,069
Temporary investments                            1,458      1,525
Receivables from subsidiaries:
 Bank subsidiaries                              12,292     10,456
 Other subsidiaries                              9,832     20,321
Investments in subsidiaries:
 Bank subsidiaries                              49,476     48,984
 Other subsidiaries                              1,624      5,108
Other assets                                     3,693      4,190
---------------------------------------------  -------    -------
 Total assets                                  $94,307    $93,653
=============================================  =======    =======
Liabilities and shareholders' equity
Commercial paper and other notes payable       $ 7,146    $ 5,289
Accrued expenses and other liabilities           2,381      2,711
Payables to subsidiaries                         4,486      6,004
Long-term debt                                  35,862     33,711
Shareholders' equity                            44,432     45,938
---------------------------------------------  -------    -------
 Total liabilities and shareholders' equity    $94,307    $93,653
=============================================  =======    =======

Condensed Statement of Cash Flows

                                                                                  Year Ended December 31
                                                                            -----------------------------------
(Dollars in millions)                                                           1999        1998        1997
--------------------------------------------------------------------------- ----------- ----------- -----------
Operating activities
Net income                                                                   $  7,882    $  5,165    $  6,542
Reconciliation of net income to net cash provided by operating activities:
  Equity in undistributed earnings of subsidiaries                               (114)       (727)       (577)
  Other operating activities                                                     (191)       (412)        214
---------------------------------------------------------------------------  --------    --------    --------
    Net cash provided by operating activities                                   7,577       4,026       6,179
---------------------------------------------------------------------------  --------    --------    --------
Investing activities
Net (increase) decrease in temporary investments                                 (274)        632       4,037
Net decrease (increase) in receivables from subsidiaries                        8,707      (6,145)     (2,814)
Additional capital investment in subsidiaries                                     485       3,752          60
Acquisitions of subsidiaries, net of cash                                          --        (822)       (194)
Other investing activities                                                         --        (747)        191
---------------------------------------------------------------------------  --------    --------    --------
    Net cash provided by (used in) investing activities                         8,918      (3,330)      1,280
---------------------------------------------------------------------------  --------    --------    --------
Financing activities
Net increase (decrease) in commercial paper and other notes payable             1,600       1,726        (400)
Proceeds from issuance of long-term debt                                        5,912       7,283       4,887
Retirement of long-term debt                                                   (3,760)     (4,533)     (4,055)
Proceeds from issuance of common stock                                          1,158       1,367       1,892
Common stock repurchased                                                       (4,858)     (1,751)     (8,540)
Redemption of preferred stock                                                      --        (614)     (1,701)
Cash dividends paid                                                            (3,199)     (1,990)     (2,175)
Other financing activities                                                       (485)     (1,633)        182
---------------------------------------------------------------------------  --------    --------    --------
    Net cash used in financing activities                                      (3,632)       (145)     (9,910)
---------------------------------------------------------------------------  --------    --------    --------
Net increase (decrease) in cash held at bank subsidiaries                      12,863         551      (2,451)
Cash held at bank subsidiaries at January 1                                     3,069       2,518       4,969
---------------------------------------------------------------------------  --------    --------    --------
   Cash held at bank subsidiaries at December 31                             $ 15,932    $  3,069    $  2,518
===========================================================================  ========    ========    ========

     On January 1, 1999, NationsCredit Corporation, a nonbank subsidiary, merged into Bank of America Corporation. In addition, during 1999, Bank of America, FSB, a nonbank subsidiary, merged into Bank of America, N.A. and EquiCredit Corporation of America, also a nonbank subsidiary, became an indirect subsidiary of Bank of America, N.A. Amounts presented above for 1998 and 1997 have not been restated to reflect these transactions.

Note Nineteen - Performance by Geographic Area

     Since the Corporation's operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at total assets and total revenue by geographic area. The Corporation identifies its geographic performance based upon the business unit in which the assets are recorded and where the income is earned and the expenses are incurred. In certain circumstances, units may transact business with customers who are out of their immediate geographic area. For example, a U.S. domiciled unit may have made a loan to a borrower who resides in Latin America. In this instance, the loan and related income would be included in domestic activities. Translation gains, for those units in hyperinflationary economies, net of hedging, totaled $4 million in 1999, compared to translation losses of $12 million and $27 million in 1998 and 1997, respectively. These amounts, which are reported in other noninterest income, are included in the table below:



                                                               Total
                                                             Revenue(2)
                                                            for the year
                                          Total Assets(1)      ended
(Dollars in millions)              Year    at December 31   December 31
--------------------------------- ------ ----------------- -------------
Domestic (3)                      1999        $583,390        $30,156
                                  1998        $551,800        $29,226
                                  1997        $511,085        $28,368
--------------------------------- ----        --------        -------
Asia                              1999          20,923          1,023
                                  1998          22,108            765
                                  1997          26,187            924

Europe, Middle East and Africa    1999          20,152            641
                                  1998          32,590            256
                                  1997          27,220            533

Latin America and the Caribbean   1999           8,109            486
                                  1998          11,181            240
                                  1997           6,491            363
--------------------------------- ----        --------        -------
 Total Foreign                    1999          49,184          2,150
                                  1998          65,879          1,261
                                  1997          59,898          1,820
--------------------------------- ----        --------        -------
   Total Consolidated             1999        $632,574        $32,306
                                  1998        $617,679        $30,487
                                  1997        $570,983        $30,188
--------------------------------- ----        --------        -------

(1) Total assets includes long-lived assets, primarily all of which were located in the U.S.
(2) Total revenues includes net interest income plus noninterest income. There were no material intercompany revenues between geographic regions for any of the years presented.
(3) Includes the Corporation's Canadian operations, which had total assets of $1,202, $1,622 and $2,719 and total revenues of $29, $63 and $64 at and for the years ended December 31, 1999, 1998 and 1997, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information set forth under the caption "Election of Directors" on pages 2 through 5 of the definitive 2000 Proxy Statement of the registrant furnished to stockholders in connection with its Annual Meeting to be held on April 25, 2000 (the "2000 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with the registrant, business experience, directorships in other public companies, service on the registrant's Board and certain family relationships, and information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the 2000 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference. In addition, information set forth under the caption "Special Compensation Arrangements -- Employment Agreements with Messrs. Lewis, Hance and Murray" on page 13 of the 2000 Proxy Statement is hereby incorporated by reference. Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.


Item 11. EXECUTIVE COMPENSATION

     Information with respect to current remuneration of executive officers, certain proposed remuneration to them, their options and certain indebtedness and other transactions set forth in the 2000 Proxy Statement (i) under the caption "Board of Directors' Compensation" on page 9 thereof, (ii) under the caption "Executive Compensation" on pages 10 and 11 thereof, (iii) under the caption "Retirement Plans" on page 12 thereof, (iv) under the caption "Deferred Compensation Plan" on pages 12 and 13 thereof, (v) under the caption "Special Compensation Arrangements" on page 13 thereof, (vi) under the caption "Compensation Committee Interlocks and Insider Participation" on page 17 thereof, and (vii) under the caption "Certain Transactions" on page 17 thereof, is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The security ownership information required by Item 403 of Regulation S-K relating to persons who beneficially own five percent or more of the outstanding shares of Common Stock, ESOP Preferred Stock or 7% Cumulative Redeemable Preferred Stock, Series B, as well as security ownership information relating to directors, nominees and named executive officers individually and directors and executive officers as a group, is hereby incorporated by reference to the ownership information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 6 through 8 of the 2000 Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to relationships and related transactions between the registrant and any director, nominee for director, executive officer, security holder owning five percent or more of the registrant's voting securities or any member of the immediate family of any of the above, as set forth in the 2000 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" on page 17 and under the caption "Certain Transactions" on page 17 thereof, is, to the extent such information is required by Item 404 of Regulation S-K, hereby incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. The following documents are filed as part of this report:



                                                                                                     Page
                                                                                                    -----
   (1)      Financial Statements:
            Report of Independent Accountants                                                        53
            Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997    54
            Consolidated Balance Sheet at December 31, 1999 and 1998                                 55
            Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and
            1997                                                                                     56
            Consolidated Statement of Changes in Shareholders' Equity for the years ended
            December 31, 1999, 1998 and 1997                                                         57
            Notes To Consolidated Financial Statements                                               58
   (2)      Schedules:
            None

  b. The following report on Form 8-K was filed by the registrant during the quarter ended December 31, 1999:

     Current Report on Form 8-K dated October 18, 1999 and filed October 22, 1999, Items 5 and 7.

  c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-6, including executive compensation plans and arrangements which are identified separately by asterisk).

     With the exception of the information herein expressly incorporated by reference, the 2000 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BANK OF AMERICA CORPORATION

Date: March 20, 2000
                                  By: */s/       HUGH L. MCCOLL, JR.
                                     ------------------------------------------
                                                 Hugh L. McColl, Jr.
                                                 Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                             Title                    Date
------------------------------------  -------------------------------- ---------------
 */s/HUGH L. McCOLL, JR.              Chairman of the Board, Chief     March 20, 2000
 ----------------------------------   Executive Officer and Director
  Hugh L. McColl, Jr.                 (Principal Executive Officer)


 */s/JAMES H. HANCE, JR.              Vice Chairman, Chief Financial   March 20, 2000
 ----------------------------------   Officer and Director (Principal
  James H. Hance, Jr.                 Financial Officer)


 */s/MARC D. OKEN                     Executive Vice President and     March 20, 2000
 ----------------------------------   Principal Financial Executive
  Marc D. Oken                        (Principal Accounting Officer)


 */s/CHARLES W. COKER                 Director                         March 20, 2000
 ----------------------------------
  Charles W. Coker

 */s/TIMM F. CRULL                    Director                         March 20, 2000
 ----------------------------------
   Timm F. Crull

 */s/ALAN T. DICKSON                  Director                         March 20, 2000
 ----------------------------------
   Alan T. Dickson

 */s/KATHLEEN F. FELDSTEIN            Director                         March 20, 2000
 ----------------------------------
   Kathleen F. Feldstein

 */s/PAUL FULTON                      Director                         March 20, 2000
 ----------------------------------
   Paul Fulton

 */s/DONALD E. GUINN                  Director                         March 20, 2000
 ----------------------------------
   Donald E. Guinn

 */s/RAY HOLMAN                       Director                         March 20, 2000
 ----------------------------------
   C. Ray Holman

 */s/W. W. JOHNSON                    Director                         March 20, 2000
 ----------------------------------
  W. W. Johnson

                Signature                                  Title                      Date
-----------------------------------------  ------------------------------------ ---------------
 */s/        KENNETH D. LEWIS            President, Chief Operating Officer   March 20, 2000
 ----------------------------------      and Director
             Kenneth D. Lewis

 */s/        WALTER E. MASSEY            Director                             March 20, 2000
 ----------------------------------
             Walter E. Massey

 */s/        RICHARD M. ROSENBERG        Director                             March 20, 2000
 ----------------------------------
             Richard M. Rosenberg

                                         Director                             March   , 2000
 ----------------------------------
             O. Temple Sloan, Jr.

 */s/        MEREDITH R. SPANGLER        Director                             March 20, 2000
 ----------------------------------
             Meredith R. Spangler

 */s/        RONALD TOWNSEND             Director                             March 20, 2000
 ----------------------------------
             Ronald Townsend

 */s/        SOLOMON D. TRUJILLO         Director                             March 20, 2000
 ----------------------------------
             Solomon D. Trujillo

 */s/        JACKIE M. WARD              Director                             March 20, 2000
 ----------------------------------
             Jackie M. Ward

 */s/        VIRGIL R. WILLIAMS          Director                             March 20, 2000
 ----------------------------------
             Virgil R. Williams

 */s/        SHIRLEY YOUNG               Director                             March 20, 2000
 ----------------------------------
             Shirley Young

   *By:/s/   CHARLES M. BERGER
 ----------------------------------
 Charles M. Berger, Attorney-in-Fact


                             INDEX TO EXHIBITS



Exhibit No.                                        Description
-------------   ---------------------------------------------------------------------------------
        3(a)    Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.1 of registrant's
                Current Report on Form 8-K filed May 7, 1999.
         (b)    Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.2 of registrant's Current Report on
                Form 8-K filed May 7, 1999.
        4(a)    Specimen certificate of registrant's Common Stock, incorporated by reference to Exhibit 4.13 of registrant's Registration No. 333-83503.
         (b)    Specimen certificate of registrant's ESOP Convertible Preferred Stock, Series
                C, incorporated by reference to Exhibit 4(c) of registrant's Annual Report on
                Form 10-K dated March 25, 1992.
         (c)    Specimen certificate of registrant's 7% Cumulative Redeemable Preferred
                Stock, Series B, incorporated by reference to Exhibit 4(c) of registrant's
                Annual Report on Form 10-K dated March 22, 1999 (the "1998 Form 10-K").
         (d)    Indenture dated as of August 1, 1982 between registrant and Morgan
                Guaranty Trust Company of New York, pursuant to which registrant issued its
                7 3/4% Debentures, due 2002, incorporated by reference to Exhibit 4.2 of registrant's Registration No. 2-78530; and First Supplemental Indenture
                thereto dated as of September 18, 1998, incorporated by reference to
                Exhibit 4(e) of the 1998 Form 10-K.
         (e)    Indenture dated as of September 1, 1989 between registrant and The Bank of
                New York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; its 10.20% Subordinated Notes, due 2015; its 9 1/8% Subordinated
                Notes, due 2001; and its 8 1/8% Subordinated Notes, due 2002, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-30717; and First
                Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(f) of the 1998 Form 10-K.
         (f)    Indenture dated as of January 1, 1992 between registrant and BankAmerica
                Trust Company of New York, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-54784; and First Supplemental Indenture
                thereto dated as of July 1, 1993 between registrant and BankAmerica National
                Trust Company (formerly BankAmerica Trust Company of New York), pursuant to which registrant issued its Senior Medium-Term Notes, Series A,
                B and C; and its 5 3/8% Senior Notes, due 2000, incorporated by reference to
                Exhibit 4.1 of registrant's Current Report on Form 8-K dated July 6, 1993; and
                Second Supplemental Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4(g) of the 1998 Form 10-K.
         (g)    Indenture dated as of November 1, 1992 between registrant and The Bank of
                New York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant's Amendment to Application or Report on Form 8 dated March 1, 1993.
         (h)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated Medium-Term Notes,
                Series A and B; its 6 1/2% Subordinated Notes, due 2003; and its 7 3/4%
                Subordinated Notes, due 2004, incorporated by reference to Exhibit 4.4 of registrant's Current Report on Form 8-K dated July 6, 1993; and Second
                Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(i) of the 1998 Form 10-K.
         (i)    Indenture dated as of January 1, 1995 between registrant and BankAmerica
                National Trust Company, pursuant to which registrant issued its 7% Senior
                Notes, due 2003; its 7% Senior Notes, due 2001; its 5 3/4% Senior Notes, due
                2001; its 6 3/8% Senior Notes, due 2005; its 6 1/8% Senior Notes, due 2004; its
                5 7/8% Senior Notes, due 2009; its 6 5/8% Senior Notes, due 2004; and its Senior
                Medium-Term Notes, Series D, E, F, G and H, incorporated by reference to
                Exhibit 4.1 of registrant's Registration No. 33-57533; and First Supplemental
                Indenture thereto dated as of September 18, 1998, incorporated by reference to
                Exhibit 4.3 of registrant's Current Report on Form 8-K filed November 18,
                1998.

Exhibit No.                                        Description
-------------   ---------------------------------------------------------------------------------
         (j)    Indenture dated as of January 1, 1995 between registrant and The Bank of
                New York, pursuant to which registrant issued its 7 5/8% Subordinated Notes, due 2005; its 7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated
                Notes, due 2025; its 6 1/2% Subordinated Notes, due 2006; its 7.80%
                Subordinated Notes, due 2016; its 6 3/8% Subordinated Notes, due 2008; its
                6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010;
                its 7.80% Subordinated Notes due 2010; and its Subordinated Medium-Term
                Notes, Series D, E, F, G and H, incorporated by reference to Exhibit 4.8 of registrant's Registration No. 33-57533; and First Supplemental Indenture
                thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant's Current Report on Form 8-K filed November 18, 1998.
         (k)    Fiscal and Paying Agency Agreement dated as of July 5, 1995, between registrant and The Chase Manhattan Bank, N.A. (London Branch), pursuant to which registrant issued its Floating Rate Senior Notes, due 2000, incorporated by reference to Exhibit 4(l) of registrant's Annual Report on
                Form 10-K dated March 29, 1996 (the "1995 Form 10-K").
         (l)    Amended and Restated Agency Agreement dated as of July 30, 1999 between registrant, Bank of America, N.A., The Chase Manhattan Bank (London
                Branch) and The Chase Manhattan Bank Luxembourg S.A.
         (m)    Issuing and Paying Agency Agreement dated as of July 30, 1999 between Bank of America, N.A., as Issuer, and Bankers Trust Company, as Issuing and Paying
                Agent.
         (n)    Indenture dated as of November 27, 1996 between registrant and The Bank of
                New York, incorporated by reference to Exhibit 4.10 of registrant's
                Registration No. 333-15375.
         (o)    First Supplemental Indenture dated as of December 4, 1996 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 7.84% Junior Subordinated Deferrable
                Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated November 27, 1996.
         (p)    Second Supplemental Indenture dated as of December 17, 1996 to the
                Indenture dated as of November 27, 1996 between registrant and The Bank of
                New York pursuant to which registrant issued its 7.83% Junior Subordinated
                Deferrable Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated December 10, 1996.
         (q)    Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its Floating Rate Junior Subordinated
                Deferrable Interest Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated January 22, 1997.
         (r)    Fourth Supplemental Indenture dated as of April 22, 1997 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 8 1/4% Junior Subordinated Deferrable
                Interest Notes, due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated April 15, 1997.
         (s)    Fifth Supplemental Indenture dated as of August 28, 1998 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York, incorporated by reference to Exhibit 4(t) of the 1998 Form 10-K.
         (t)    Indenture dated as of November 27, 1996, between Barnett Banks, Inc. and
                The First National Bank of Chicago, as Trustee, and First Supplemental
                Indenture dated as of January 9, 1998, among registrant, NB Holdings
                Corporation, Barnett Banks, Inc. and The First National Bank of Chicago, as
                Trustee, pursuant to which registrant (as successor to Barnett Banks, Inc.)
                issued its 8.06% Junior Subordinated Debentures, due 2026, incorporated by reference to Exhibit 4(u) of registrant's Annual Report on Form 10-K dated
                March 13, 1998 (the "1997 Form 10-K").

Exhibit No.                                       Description
-------------   -------------------------------------------------------------------------------
         (u)    Indenture dated as of September 1, 1990 between the former BankAmerica
                Corporation and Chase Manhattan Bank and Trust Company, N. A. (formerly
                Manufacturers Hanover Trust Company of California), pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its
                Subordinated Medium Term Notes, Series E; its 9.375% Subordinated Notes
                due 2001; its 10.00% Subordinated Notes due 2003; its 9.625% Subordinated
                Notes due 2001; its 9.50% Subordinated Notes due 2001; and its 9.20%
                Subordinated Notes due 2003; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(v) of the 1998 Form 10-K.
         (v)    Indenture dated as of November 1, 1991 between the former BankAmerica
                Corporation and Chase Manhattan Bank and Trust Company, N. A. (formerly
                Manufacturers Hanover Trust Company of California), pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its
                8.125% Subordinated Notes due 2002; its 7.75% Subordinated Notes due 2002;
                its 8.375% Subordinated Notes due 2002; its 7.50% Subordinated Notes due
                2002; its 7.20% Subordinated Notes due 2002; its 7.875% Subordinated Notes
                due 2002; its 6.85% Subordinated Notes due 2003; its 6.875% Subordinated
                Notes due 2003; its Floating Subordinated Notes due 2003; its 7.20%
                Subordinated Notes due 2006; its 7.625% Subordinated Notes due 2004; its
                8.125% Subordinated Notes due 2004; its 8.95% Subordinated Notes due 2004;
                its 6.75% Subordinated Notes due 2005; its 6.20% Subordinated Notes due
                2006; its 7.125% Subordinated Notes due 2006; its 6.625% Subordinated Notes
                due 2007; its 6.625% Subordinated Notes due 2007; its 7.125% Subordinated
                Notes due 2009; its 7.125% Subordinated Notes due 2011; and its 6.25%
                Subordinated Notes due 2008; First Supplemental Indenture thereto dated as of September 8, 1992; and Second Supplemental Indenture thereto dated as of
                September 15, 1998, incorporated by reference to Exhibit 4(w) of the 1998
                Form 10-K.
         (w)    Indenture dated as of November 1, 1991 between the former BankAmerica
                Corporation and U.S. Bank Trust, N. A. (successor to Bankers Trust Company of California, National Association, and First Trust of California, National
                Association), pursuant to which registrant (as successor to the former
                BankAmerica Corporation) issued its 6.65% Note due 2001; its 6.625% Note due 2001; and its Senior Medium-Term Notes, Series H and I; First
                Supplemental Indenture thereto dated as of August 1, 1994; and Second
                Supplemental Indenture thereto dated as of September 30, 1998, incorporated by reference to Exhibit 4(x) of the 1998 Form 10-K.
        (x)     Second Amended and Restated Agency Agreement dated as of November 15,
                1996 between the former BankAmerica Corporation and First Trust of New
                York, National Association, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its Senior and Subordinated Euro
                Medium-Term Notes; and Amendment thereto dated as of September 30, 1998, incorporated by reference to Exhibit 4(y) of the 1998 Form 10-K.
         (y)    Junior Subordinated Indenture dated as of November 27, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 8.07% Series A Preferred Securities due 2026; and its 7.70% Series B
                Preferred Securities due 2026; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(z) of the 1998 Form 10-K.
         (z)    Junior Subordinated Indenture dated as of December 20, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 7.75% Trust Originated Preferred Securities, Series 1 due 2026; its 8.00%
                Cumulative Semi-Annual Income Preferred Securities, Series 2 due 2026; its
                Floating Rate Capital Securities, Series 3 due 2027; and its 7.00% Trust
                Originated Preferred Securities, Series 4 due 2028; and First Supplemental
                Indenture thereto dated as of September 15, 1998, incorporated by reference to
                Exhibit 4(aa) of the 1998 Form 10-K.

Exhibit No.                                        Description
-------------   ---------------------------------------------------------------------------------
The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.
       10(a)    NationsBank Corporation and Designated Subsidiaries Directors' Retirement           *
                Plan, incorporated by reference to Exhibit 10(f) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of
                September 28, 1994, incorporated by reference to Exhibit 10(i) of registrant's
                Annual Report on Form 10-K dated March 30, 1995; and Amendment thereto dated as of April 24, 1996, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 28, 1997 (the "1996
                Form 10-K").
         (b)    NationsBank Corporation and Designated Subsidiaries Supplemental                    *
                Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb)
                of registrant's Annual Report on Form 10-K dated March 25, 1992;
                Amendments thereto dated as of December 3, 1992 and December 15, 1992, both of which are incorporated by reference to Exhibit 10(l) of registrant's
                Annual Report on Form 10-K dated March 24, 1993; Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to
                Exhibit 10(c) of the 1997 Form 10-K; Amendments thereto dated April 10,
                1998, June 24, 1998 and October 1, 1998, incorporated by reference to
                Exhibit 10(b) of the 1998 Form 10-K; and Amendment thereto dated
                December 14, 1999.
         (c)    NationsBank Corporation and Designated Subsidiaries Deferred                        *
                Compensation Plan for Key Employees, incorporated by reference to Exhibit
                10(k) of registrant's Annual Report on Form 10-K dated March 30, 1995;
                Amendment thereto dated as of June 28, 1989, incorporated by reference to
                Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 28,
                1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 27,
                1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25,
                1992; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of registrant's Annual Report on Form 10-K dated
                March 24, 1993; and Amendments thereto dated April 10, 1998 and October 1,
                1998 (filed as Exhibit 10(b) hereto).
         (d)    NationsBank Corporation and Designated Subsidiaries Supplemental                    *
                Retirement Plan, incorporated by reference to Exhibit 10(o) of registrant's
                Annual Report on Form 10-K dated March 30, 1994; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(k) of registrant's
                Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(k) of registrant's
                Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's
                Annual Report on Form 10-K dated March 25, 1992; Amendments thereto dated as of December 3, 1992 and December 4, 1992, both of which are incorporated by reference to Exhibit 10(p) of registrant's Annual Report on
                Form 10-K dated March 24, 1993; Amendment thereto dated as of July 5, 1995, incorporated by reference to Exhibit 10(l) of the 1995 Form 10-K; and
                Amendments thereto dated April 10, 1998 and October 1, 1998 (filed as
                Exhibit 10(b) hereto).
         (e)    Split Dollar Agreement dated as of February 1, 1990 between registrant and          *
                Hugh L. McColl III, as Trustee for the benefit of Hugh L. McColl, Jr. and
                Jane S. McColl, incorporated by reference to Exhibit 10(s) of registrant's
                Annual Report on Form 10-K dated March 27, 1991.

Exhibit No.                                        Description
-------------   --------------------------------------------------------------------------------
     (f)        NationsBank Corporation Benefit Security Trust dated as of June 27, 1990,          *
                incorporated by reference to Exhibit 10(t) of registrant's Annual Report on
                Form 10-K dated March 27, 1991; First Supplement thereto dated as of
                November 30, 1992, incorporated by reference to Exhibit 10(v) of registrant's
                Annual Report on Form 10-K dated March 24, 1993; and Trustee Removal/
                Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of the 1995 Form 10-K.
     (g)        The NationsBank 401(k) Restoration Plan, as amended and restated effective         *
                April 1, 1998 and as further amended and restated effective July 1, 1998, incorporated by reference to Exhibit 10(g) of the 1998 Form 10-K.
     (h)        Bank of America Executive Incentive Compensation Plan, as amended and              *
                restated effective April 1, 1998, incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
     (i)        Bank of America Director Deferral Plan, as amended and restated effective          *
                January 27, 1999, incorporated by reference to Exhibit 10(i) of the 1998 Form
                10-K.
     (j)        NationsBank Corporation Directors' Stock Plan, incorporated by reference to        *
                Exhibit 99.1 of registrant's Registration No. 333-02875.
     (k)        Amendment to Restricted Stock Award Plan Agreements with Hugh L. McColl,           *
                Jr. dated December 20, 1996, incorporated by reference to Exhibit 10(x) of the
                1996 10-K.
     (l)        Bank of America Corporation Key Employee Stock Plan, as amended and                *
                restated effective September 24, 1998, incorporated by reference to Exhibit
                10(a) of registrant's Quarterly Report on Form 10-Q dated November 16, 1998
                (the "Third Quarter 1998 Form 10-Q").
     (m)        BankAmerica Corporation and Bank of America National Trust and Savings             *
                Association Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(b) of the Third Quarter 1998
                Form 10-Q.
     (n)        BankAmerica Deferred Compensation Plan as amended and restated,                    *
                incorporated by reference to Exhibit 10(c) of the Third Quarter 1998 Form
                10-Q.
     (o)        BankAmerica Corporation Senior Management Incentive Plan, as amended,              *
                incorporated by reference to Exhibit 10(d) of the Third Quarter 1998 Form
                10-Q.
     (p)        BankAmerica Supplemental Retirement Plan, as amended and restated,                 *
                incorporated by reference to Exhibit 10(e) of the Third Quarter 1998 Form
                10-Q.
     (q)        BankAmerica Corporation Performance Equity Program, incorporated by                *
                reference to Exhibit 99.1 of Post-Effective Amendment No. 3 to registrant's
                Registration No. 333-60553.
     (r)        BankAmerica Corporation 1992 Management Stock Plan, incorporated by                *
                reference to Exhibit 99.2 of Post-Effective Amendment No. 3 to registrant's
                Registration No. 333-60553.
     (s)        BankAmerica Corporation 1987 Management Stock Plan, incorporated by                *
                reference to Exhibit 99.3 of Post-Effective Amendment No. 3 to registrant's
                Registration No. 333-60553.
     (t)        Continental Bank Corporation 1991 Equity Performance Incentive Plan,               *
                incorporated by reference to Exhibit 99.5 of Post-Effective Amendment No. 3 to registrant's Registration No. 333-60553.
     (u)        Continental Bank Corporation 1982 Performance Restricted Stock and Stock           *
                Option Plan, incorporated by reference to Exhibit 99.1 of Post-Effective
                Amendment No. 4 to registrant's Registration No. 333-60553.
     (v)        Split Dollar Life Insurance Agreement dated as of October 15, 1998 between         *
                registrant and NationsBank, N. A., as Trustee under that certain Irrevocable
                Trust Agreement dated October 2, 1998, by and between Hugh L. McColl, Jr., as Grantor, and NationsBank, N. A., as Trustee, incorporated by reference to
                Exhibit 10(cc) of the 1998 Form 10-K.

Exhibit No.                                        Description
-------------   --------------------------------------------------------------------------------
      (w)       Split Dollar Life Insurance Agreement dated as of October 16, 1998 between         *
                registrant and NationsBank, N. A., as Trustee under that certain Irrevocable
                Trust Agreement No. 2 dated October 1, 1998, by and between James H.
                Hance, Jr., as Grantor, and NationsBank, N. A., as Trustee, incorporated by reference to Exhibit 10(dd) of the 1998 Form 10-K.
      (x)       Split Dollar Life Insurance Agreement dated as of September 28, 1998 between       *
                registrant and J. Steele Alphin, as Trustee under that certain Irrevocable
                Trust Agreement dated June 23, 1998, by and between Kenneth D. Lewis, as
                Grantor, and J. Steele Alphin, as Trustee, incorporated by reference to Exhibit
                10(ee) of the 1998 Form 10-K.
      (y)       Employment Agreement dated as of April 10, 1998 between registrant and             *
                James H. Hance, Jr., incorporated by reference to Exhibit 10.4 of registrant's
                Registration No. 333-60553.
      (z)       Employment Agreement dated as of April 10, 1998 between registrant and             *
                Kenneth D. Lewis, incorporated by reference to Exhibit 10.5 of registrant's
                Registration No. 333-60553.
     (aa)       Employment Agreement dated as of April 10, 1998 between registrant and             *
                Michael J. Murray, incorporated by reference to Exhibit 10.2 of registrant's
                Registration No. 333-60553.
     (bb)       Agreement and Plan of Reorganization by and between registrant and the former BankAmerica Corporation, dated as of April 10, 1998, incorporated by reference to Exhibit 2.1 of registrant's Registration No. 333-60553.
     (cc)       Plan of Reincorporation Merger by and between registrant and NationsBank
                (DE) Corporation, dated as of August 3, 1998, incorporated by reference to
                Exhibit 2.2 of registrant's Registration No. 333-60553.
     (dd)       Split Dollar Life Insurance Agreement dated as of August, 1999 between             *
                registrant and Bank of America, N.A., as Trustee under The Vandiver Family
                Trust Dated August 12, 1999.
     (ee)       Split Dollar Life Insurance Agreement dated as of December 31, 1999 between        *
                registrant and Bank of America, N.A., as Trustee under the Michael J. Murray and Christine A. Murray 1999 Irrevocable Trust dated December 11, 1999.
      11        Earnings per share computation. Included in Note 10 of the consolidated financial statements.
      12        (a) Ratio of Earnings to Fixed Charges.
                (b) Ratio of Earnings to Fixed Charges and Preferred Dividends.
      21        List of Subsidiaries.
      23        Consent of PricewaterhouseCoopers LLP.
      24        (a) Power of Attorney.
                (b) Corporate Resolution.
      27        Financial Data Schedule.

---------
     * Denotes executive compensation plan or arrangement.