Form 10-Q
period 2000-03-31
BANK OF AMERICA CORP /DE/
filed 2000-05-15
CIK 70858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                         Commission file number: 1-6523

              Exact name of registrant as specified in its charter:

                           Bank of America Corporation

                             State of incorporation:

                                   Delaware


                     IRS Employer Identification Number:

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

                                   Yes |X| No

On April 30, 2000, there were 1,657,236,996 shares of Bank of America Corporation Common Stock outstanding.


                           Bank of America Corporation



March 31, 2000 Form 10-Q
--------------------------------------------------------------------------------------------------------------
INDEX

                                                                                                 Page
                                                                                                 ----
Part I                     Item 1.  Financial Statements:
Financial                           Consolidated Statement of Income for the Three                 2
Information                         Months Ended March 31, 2000 and 1999

                                    Consolidated Balance Sheet at March 31, 2000                   3
                                    and December 31, 1999

                                    Consolidated Statement of Changes in Share-                    4
                                    holders' Equity for the Three Months Ended
                                    March 31, 2000 and 1999

                                    Consolidated Statement of Cash Flows for the                   5
                                    Three Months Ended March 31, 2000 and 1999

                                    Notes to Consolidated Financial Statements                     6

                           Item 2.  Management's Discussion and Analysis of Results               19
                                    of Operations and Financial Condition

                           Item 3.  Quantitative and Qualitative Disclosures about                54
                                    Market Risk


-------------------------------------------------------------------------------------------------------------------

Part II
Other Information          Item 1.  Legal Proceedings                                             54

                           Item 2.  Changes in Securities and Use of Proceeds                     55

                           Item 6.  Exhibits and Reports on Form 8-K                              55

                           Signature                                                              56

                           Index to Exhibits                                                      57

Part I. Financial Information
Item 1. Financial Statements
------------------------------------------------------------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Three Months
                                                                                                                 Ended March 31
                                                                                                         ---------------------------
(Dollars in millions, except per share information)                                                              2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases                                                                           $ 7,394     $ 6,770
Interest and dividends on securities                                                                              1,331       1,175
Federal funds sold and securities purchased under agreements to resell                                              575         381
Trading account assets                                                                                              536         545
Other interest income                                                                                               250         330
------------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                                                    10,086       9,201
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposits                                                                                                          2,495       2,312
Short-term borrowings                                                                                             1,802       1,355
Trading account liabilities                                                                                         181         129
Long-term debt                                                                                                    1,084         805
------------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                                                    5,562       4,601
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                                               4,524       4,600
Provision for credit losses                                                                                         420         510
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                                             4,104       4,090

Gains on sales of securities                                                                                          6         130

Noninterest income
Consumer service charges                                                                                            618         603
Corporate service charges                                                                                           489         453
------------------------------------------------------------------------------------------------------------------------------------
      Total service charges                                                                                       1,107       1,056
------------------------------------------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                                                                          364         311
Corporate investment and brokerage services                                                                         121         115
------------------------------------------------------------------------------------------------------------------------------------
      Total investment and brokerage services                                                                       485         426
------------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing income                                                                                           128         132
Investment banking income                                                                                           397         233
Equity investment gains                                                                                             563         155
Card income                                                                                                         484         394
Trading account profits                                                                                             724         500
Other income                                                                                                        158         327
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                                                4,046       3,223
------------------------------------------------------------------------------------------------------------------------------------
Other noninterest expense
Personnel                                                                                                         2,534       2,333
Occupancy                                                                                                           418         396
Equipment                                                                                                           301         358
Marketing                                                                                                           119         147
Professional fees                                                                                                   105         126
Amortization of intangibles                                                                                         217         222
Data processing                                                                                                     159         190
Telecommunications                                                                                                  131         136
Other general operating                                                                                             515         420
General administrative and other                                                                                    124         125
------------------------------------------------------------------------------------------------------------------------------------
        Total other noninterest expense                                                                           4,623       4,453
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                                        3,533       2,990
Income tax expense                                                                                                1,293       1,076
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                      $ 2,240      $1,914
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                                                     $ 2,239      $1,912
------------------------------------------------------------------------------------------------------------------------------------
Per share information
Earnings per common share                                                                                        $ 1.34      $ 1.10
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                                                $ 1.33      $ 1.08
------------------------------------------------------------------------------------------------------------------------------------
Dividends per common share                                                                                        $ .50       $ .45
------------------------------------------------------------------------------------------------------------------------------------
Average common shares issued and outstanding (in thousands)                                                   1,669,311   1,737,562
------------------------------------------------------------------------------------------------------------------------------------

                                      See accompanying notes to consolidated financial statements.

                                       2





---------------------------------------------------------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        March 31     December 31
(Dollars in millions)                                                                                     2000           1999
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                                $ 27,259       $ 26,989
Time deposits placed and other short-term investments                                                       3,250          4,838
Federal funds sold and securities purchased under agreements to resell                                     39,801         37,928
Trading account assets                                                                                     47,321         38,460
Securities:
   Available-for-sale                                                                                      82,557         81,647
   Held-for-investment, at cost (market value - $1,181 and $1,270)                                          1,294          1,422
---------------------------------------------------------------------------------------------------------------------------------
     Total securities                                                                                      83,851         83,069
---------------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                          382,085        370,662
Allowance for credit losses                                                                                (6,827)        (6,828)
---------------------------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                                                 375,258        363,834
---------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                                 6,607          6,713
Customers' acceptance liability                                                                             2,362          1,869
Derivative-dealer assets                                                                                   17,877         16,055
Interest receivable                                                                                         3,870          3,777
Mortgage servicing rights                                                                                   4,080          4,093
Goodwill                                                                                                   12,121         12,262
Core deposits and other intangibles                                                                         1,674          1,730
Other assets                                                                                               30,782         30,957
---------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                      $656,113       $632,574
---------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits in domestic offices:
   Noninterest-bearing                                                                                    $92,496        $93,476
   Interest-bearing                                                                                       209,427        207,048
Deposits in foreign offices:
   Noninterest-bearing                                                                                      1,986          1,993
   Interest-bearing                                                                                        47,717         44,756
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                                       351,626        347,273
---------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                                 83,775         74,561
Trading account liabilities                                                                                23,007         20,958
Derivative-dealer liabilities                                                                              17,805         16,200
Commercial paper                                                                                            9,045          7,331
Other short-term borrowings                                                                                37,007         40,340
Acceptances outstanding                                                                                     2,362          1,869
Accrued expenses and other liabilities                                                                     19,173         19,169
Long-term debt                                                                                             62,059         55,486
Trust preferred securities                                                                                  4,955          4,955
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                    610,814        588,142
---------------------------------------------------------------------------------------------------------------------------------

     Commitments and contingencies (Note Six)

Shareholders' equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares;  issued and
     outstanding - 1,807,349 and 1,797,702 shares                                                              77             77
Common stock, $0.01 par value; authorized - 5,000,000,000 shares;  issued and
     outstanding - 1,657,753,677 and 1,677,273,267 shares                                                  10,828         11,671
Retained earnings                                                                                          37,089         35,681
Accumulated other comprehensive loss                                                                       (2,492)        (2,658)
Other                                                                                                        (203)          (339)
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                            45,299         44,432
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                                        $656,113       $632,574
---------------------------------------------------------------------------------------------------------------------------------

                               See accompanying notes to consolidated financial statements.



------------------------------------------------------------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Accumulated                Total
                                                                                      Other                   Share-
                                          Preferred   Common Stock    Retained   Comprehensive               holders'  Comprehensive
                                                     ----------------
(Dollars in millions, shares in thousands)  Shares  Shares    Amount  Earnings  Income (Loss)(1,2)   Other    Equity       Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   $83   1,724,484  $14,837  $30,998         $ 152         $(132)  $45,938
Net income                                                               1,914                                 1,914        $1,914
Other comprehensive loss, net of tax                                                    (732)                   (732)         (732)
                                                                                                                           --------
Comprehensive income                                                                                                        $1,182
                                                                                                                           --------
Cash dividends:
   Common                                                                 (782)                                 (782)
   Preferred                                                                (2)                                   (2)
Common stock issued under
   employee plans                                     16,302      842                                 (494)      348
Conversion of preferred stock                 (2)         84        2
Other                                                      2      147                                            147
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                      $81   1,740,872  $15,828  $32,128        $ (580)        $(626)  $46,831
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                   $77   1,677,273  $11,671  $35,681       $(2,658)        $(339)  $44,432
Net income                                                               2,240                                 2,240        $2,240
Other comprehensive income, net of tax                                                   166                     166           166
                                                                                                                           --------
Comprehensive income                                                                                                        $2,406
                                                                                                                           --------
Cash dividends:

   Common                                                                 (832)                                 (832)
   Preferred                                                                (1)                                   (1)
Common stock issued under
  employee plans                                         530      (12)                                  37        25
Common stock repurchased                             (20,050)    (911)                                          (911)
Other                                                      1       80        1                          99       180
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                      $77   1,657,754  $10,828  $37,089       $(2,492)        $(203)  $45,299
------------------------------------------------------------------------------------------------------------------------------------
(1) Changes in Accumulated Other Comprehensive Income (Loss) include after-tax net unrealized gains (losses) on available-for-sale securities and marketable equity securities of $166 and $(703) for the three months ended March 31, 2000 and 1999, respectively;
    and after-tax net unrealized losses on foreign currency translation adjustments of $(29) for the three months ended March 31,
    1999.  There was no after-tax net unrealized losses on foreign currency translation adjustments for the three months ended March
    31, 2000.
(2) Accumulated Other Comprehensive Income (Loss) consists of the after-tax valuation allowance for available-for-sale securities and marketable equity securities of $(2,304) and $(400) and foreign currency translation adjustments of $(188) and $(180) at
    March 31, 2000 and 1999, respectively.

                                         See accompanying notes to consolidated financial statements.





----------------------------------------------------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months
                                                                                                      Ended March 31
                                                                                          ----------------------------------
(Dollars in millions)                                                                              2000             1999
----------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                                        $2,240           $1,914
Reconciliation of net income to net cash used in operating activities:
Provision for credit losses                                                                          420              510
Gains on sales of securities                                                                          (6)            (130)
Depreciation and premises improvements amortization                                                  239              271
Amortization of intangibles                                                                          217              222
Deferred income tax expense (benefit)                                                                524              (82)
Net increase in trading instruments                                                               (7,029)            (144)
Net (increase) decrease in interest receivable                                                       (93)             114
Net decrease in interest payable                                                                    (176)            (108)
Net (increase) decrease in other assets                                                           (1,856)           2,804
Net decrease in other accrued expenses and other liabilities                                        (276)          (9,806)
Other operating activities, net                                                                      276              276
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                             (5,520)          (4,159)
----------------------------------------------------------------------------------------------------------------------------
Investing activities
Net decrease in time deposits placed and other short-term investments                              1,588            1,135
Net (increase) decrease in federal funds sold and securities purchased
   under agreements to resell                                                                     (1,873)             395
Proceeds from sales of available-for-sale securities                                               8,801           14,396
Proceeds from maturities of available-for-sale securities                                          1,443            3,138
Purchases of available-for-sale securities                                                       (11,085)         (16,595)
Proceeds from maturities of held-for-investment securities                                           128              475
Proceeds from sales and securitizations of loans and leases                                        5,645            2,661
Purchases and net originations of loans and leases                                               (15,595)          (7,727)
Purchases and originations of mortgage servicing rights                                             (126)            (786)
Net purchases of premises and equipment                                                             (133)            (111)
Proceeds from sales of foreclosed properties                                                          46               82
Acquisitions of business activities, net of cash                                                       -           (1,483)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            (11,161)          (4,420)
----------------------------------------------------------------------------------------------------------------------------
Financing activities
Net increase (decrease) in deposits                                                                4,353          (13,943)
Net increase in federal funds purchased and securities
   sold under agreements to repurchase                                                             9,214            7,224
Net (decrease) increase in commercial paper and other short-term borrowings                       (1,619)           8,254
Proceeds from issuance of long-term debt                                                          10,137            6,009
Retirement of long-term debt                                                                      (3,718)            (929)
Proceeds from issuance of common stock                                                                25              348
Common stock repurchased                                                                            (911)               -
Cash dividends paid                                                                                 (833)            (784)
Other financing activities, net                                                                      328               39
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                         16,976            6,218
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                         (25)               9
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                 270           (2,352)
Cash and cash equivalents at December 31                                                          26,989           28,277
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                                            $27,259          $25,925
----------------------------------------------------------------------------------------------------------------------------

Loans transferred to foreclosed properties amounted to $68 and $74 for the three months ended March 31, 2000 and 1999, respectively.
Loans securitized and retained in the available-for-sale securities portfolio amounted to $224 and $248 for the three months ended
  March 31, 2000 and 1999, respectively.
The fair value of noncash assets acquired and liabilities assumed in acquisitions for the three months ended March 31, 1999 were
  $1,557 and $74, net of cash acquired.

                            See accompanying notes to consolidated financial statements.

                                       5

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
      Bank of America Corporation (the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. Through its banking and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets.

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

     Accounting policies followed in the presentation of interim financial results are presented on pages 58 to 63 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard requires all derivative instruments to be recognized as either assets or liabilities and measured at their fair values. In addition, SFAS 133 provides special hedge accounting for fair value, cash flow and foreign currency hedges, provided certain criteria are met. Pursuant to Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133", the Corporation is required to adopt the standard on or before January 1, 2001. Upon adoption, all hedging relationships must be designated and documented pursuant to the provisions of the statement. The Corporation is in the process of evaluating the impact of this statement on its risk management strategies and processes, information systems and financial statements.

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

Note Two - Merger-Related Activity

      At March 31, 2000, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA). On March 31, 1999, NationsBank of Delaware, N.A. merged with and into Bank of America, N.A. (USA), a national association headquartered in Phoenix, Arizona (formerly known as Bank of America National Association), which operates the Corporation's credit card business. On April 1, 1999, the mortgage business of BankAmerica transferred to NationsBanc Mortgage Corporation. On December 1, 1999, NationsBanc Mortgage Corporation merged with and into BA Mortgage, LLC, a Delaware limited liability company and a Bank of America, N.A. subsidiary. On April 8, 1999, the Corporation merged Bank of America Texas, N.A. into NationsBank, N.A. On July 5, 1999, NationsBank, N.A. changed its name to

Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America National Trust and Savings Association (Bank of America NT&SA), and the surviving entity of that merger changed its name to Bank of America, N.A. On December 1, 1999, Bank of America, FSB, a federal savings bank formerly headquartered in Portland, Oregon, was converted into a national bank and merged into Bank of America, N.A. On September 30, 1998, BankAmerica Corporation (BankAmerica) merged (the Merger) with and into the Corporation, formerly NationsBank Corporation (NationsBank).

     In connection with the Merger, the Corporation recorded pre-tax merger-related charges of $525 million ($358 million after-tax) in 1999 and $1,325 million ($960 million after-tax) in 1998. Of the $525 million in 1999, $200 million ($145 million after-tax) and $325 million ($213 million after-tax) were recorded in the second and fourth quarters, respectively. Of the $1,325 million in 1998, $725 million ($519 million after-tax) and $600 million ($441 million after-tax) were recorded in the third and fourth quarters, respectively. The total pre-tax charge for 1999 consisted of approximately $219 million primarily of severance, change in control and other employee-related costs, $187 million of conversion and related costs including occupancy, equipment and customer communication expenses, $128 million of exit and related costs and a $9 million reduction of other merger costs. The total pre-tax charge for 1998 consisted of approximately $740 million primarily of severance, change in control and other employee-related costs, $150 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets) and customer communication expenses, $300 million of exit and related costs and $135 million of other merger costs (including legal, investment banking and filing fees).

    Total severance, change in control and other employee-related costs included amounts related to job eliminations of former associates of BankAmerica and NationsBank impacted by the Merger. Through March 31, 2000, approximately 13,800 employees had entered the severance process. Employee-related costs of the Merger were principally in overlapping functions, operations and businesses of the Corporation.

      The  following   table   summarizes   the  activity  in  the   BankAmerica
merger-related reserve during the three months ended March 31, 2000:


------------------------------------------------------------------------------------------------------------
                                                                                     Noncash
                                                  Balance         Cash Payments     Reductions      Balance
                                                December 31        Applied to       Applied to      March 31
(Dollars in millions)                              1999              Reserve         Reserve          2000
------------------------------------------------------------------------------------------------------------
Severance, change in control
     and other employee-related costs               $118                $(80)           $ -          $ 38
Conversion and related costs                         135                  (2)            (8)          125
Exit and related costs                                46                 (11)             -            35
Other merger costs                                     1                   -              -             1
------------------------------------------------------------------------------------------------------------
Total                                               $300                $(93)           $(8)         $199
------------------------------------------------------------------------------------------------------------



     For additional information on the Corporation's merger-related activities, refer to Note Two of the Corporation's 1999 Annual Report on Form 10-K.

Note Three - Trading Activities

Trading-Related Revenue

     Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Corporation's Consolidated Statement of Income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding charge or benefit. Trading account profits, as well as trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities.

---------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                               March 31
                                                                       ----------------------
(Dollars in millions)                                                    2000           1999
---------------------------------------------------------------------------------------------
Trading account profits - as reported                                    $724           $500
Net interest income                                                       217            167
---------------------------------------------------------------------------------------------
Total trading-related revenue                                            $941           $667
---------------------------------------------------------------------------------------------
Trading-related revenue by product
Foreign exchange contracts                                               $158           $158
Interest rate contracts                                                   308            214
Fixed income                                                              171            191
Equities                                                                  288             87
Commodities and other                                                      16             17
---------------------------------------------------------------------------------------------
Total trading-related revenue                                            $941           $667
---------------------------------------------------------------------------------------------


Trading Account Assets and Liabilities

       The  fair  value  of  the  components  of  trading   account  assets  and
liabilities at March 31, 2000 and December 31,1999 and the average fair value for the three months ended March 31, 2000 were:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Fair Value                  Average Fair Value
                                                                         -----------------------------------------------------------
                                                                              March 31         December 31        Three Months Ended
(Dollars in millions)                                                           2000               1999              March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Trading account assets
U.S. Treasury securities                                                         $9,111             $ 6,793             $7,725
Securities of other U.S. Government agencies and corporations                     3,138               3,554              3,045
Certificates of deposit, bankers' acceptances and commercial paper                2,318               3,039              2,381
Corporate debt                                                                    3,329               2,993              2,812
Foreign sovereign debt                                                            9,998               9,532              8,938
Mortgage-backed securities                                                        5,944               6,748              6,169
Equity securities                                                                 6,276               2,856              2,974
Other                                                                             7,207               2,945              5,689
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                           $47,321             $38,460            $39,733
------------------------------------------------------------------------------------------------------------------------------------
Trading account liabilities
U.S. Treasury securities                                                        $ 7,513             $ 8,414            $ 8,770
Corporate debt                                                                    2,048                   -              1,076
Foreign sovereign debt                                                            3,172               3,490              3,715
Equity securities                                                                 8,802               7,840              7,733
Other                                                                             1,472               1,214              1,719
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                           $23,007             $20,958            $23,013
------------------------------------------------------------------------------------------------------------------------------------

     See Note Six of the consolidated financial statements on page 12 for additional information on derivative-dealer positions, including credit risk.

Note Four - Loans and Leases

     Loans and leases at March 31, 2000 and December 31, 1999 were:

---------------------------------------------------------------------------------------------------------
                                                         March 31, 2000                December 31, 1999
                                                     -----------------------------------------------------
(Dollars in millions)                                  Amount     Percent         Amount      Percent
----------------------------------------------------------------------------------------------------------
Commercial - domestic                                   $145,615       38.1 %       $143,450      38.7 %
Commercial - foreign                                      27,926        7.3           27,978       7.5
Commercial real estate - domestic                         24,741        6.5           24,026       6.5
Commercial real estate - foreign                             359         .1              325        .1
----------------------------------------------------------------------------------------------------------
     Total commercial                                    198,641       52.0          195,779      52.8
----------------------------------------------------------------------------------------------------------
Residential mortgage                                      89,574       23.4           81,860      22.1
Home equity lines                                         18,062        4.7           17,273       4.7
Direct/Indirect consumer                                  41,398       10.8           42,161      11.4
Consumer finance                                          23,585        6.2           22,326       6.0
Bankcard                                                   8,609        2.3            9,019       2.4
Foreign consumer                                           2,216         .6            2,244        .6
----------------------------------------------------------------------------------------------------------
     Total consumer                                      183,444       48.0          174,883      47.2
----------------------------------------------------------------------------------------------------------
          Total loans and leases                        $382,085      100.0 %       $370,662     100.0 %
----------------------------------------------------------------------------------------------------------


     The table below summarizes the changes in the allowance for credit losses for the three months ended March 31, 2000 and 1999:


--------------------------------------------------------------------------------------------------------
                                                                                     Three Months
                                                                                     Ended March 31
                                                                          ------------------------------
(Dollars in millions)                                                          2000            1999
--------------------------------------------------------------------------------------------------------
Balance, January 1                                                            $6,828          $ 7,122
--------------------------------------------------------------------------------------------------------
Loans and leases charged off                                                    (570)            (666)
Recoveries of loans and leases previously charged off                            150              147
--------------------------------------------------------------------------------------------------------
     Net charge-offs                                                            (420)            (519)
--------------------------------------------------------------------------------------------------------
Provision for credit losses                                                      420              510
Other, net                                                                        (1)              10
--------------------------------------------------------------------------------------------------------
     Balance, March 31                                                       $ 6,827          $ 7,123
--------------------------------------------------------------------------------------------------------


     The following table presents the recorded investment in specific loans that were considered individually impaired at March 31, 2000 and December 31, 1999:


--------------------------------------------------------------------------------
                                                March 31        December 31
(Dollars in millions)                             2000              1999
--------------------------------------------------------------------------------
Commercial - domestic                               $ 1,286            $1,133
Commercial - foreign                                    495               503
Commercial real estate - domestic                       457               449
--------------------------------------------------------------------------------
     Total impaired loans                           $ 2,238            $2,085
--------------------------------------------------------------------------------

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

     At March 31, 2000 and December 31, 1999, nonperforming loans, including certain loans which were considered impaired, totaled $3.3 billion and $3.0 billion, respectively. Foreclosed properties amounted to $179 million and $163 million at March 31, 2000 and December 31, 1999, respectively.

Note Five - Short-Term Borrowings and Long-Term Debt

     In the first quarter of 2000, Bank of America Corporation issued $1.5 billion in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2002 to 2015. Of the $1.5 billion issued, $1.1 billion was converted from fixed rates ranging primarily from 7.50 percent to 8.13 percent to floating rates through interest rate swaps at spreads ranging from nine to 45 basis points over three-month London InterBank Offered Rate (LIBOR). The remaining $364 million of debt issued bears interest at floating rates ranging from 12 to 78 basis points over three-month LIBOR, 90 to 100 basis points over six-month LIBOR and 22 basis points over one-month LIBOR.

     In the first quarter of 2000, Bank of America, N.A. issued $7.1 billion in senior long-term bank notes, with maturities ranging from 2001 to 2013. Of the $7.1 billion issued, $3.8 billion bears interest at floating rates with spreads ranging from zero to 14 basis points above three-month LIBOR. Of the remaining $3.3 billion, $1.1 billion bears interest at spreads ranging from 272 to 287 basis points below the prime rate, $938 million bears interest at spreads ranging from one to 28 basis points above the Fed Funds rate, $798 million bears interest at fixed rates ranging from 6.50 percent to 6.75 percent, and $415 million bears interest at spreads ranging from five to six basis points above one-month LIBOR.

      At March 31, 2000, Bank of America Corporation had the authority to issue approximately $18.0 billion of corporate debt and other securities under its existing shelf registration statements.

     Bank of America, N.A. maintains a domestic program to offer up to a maximum of $35.0 billion at any one time outstanding of bank notes from time to time with fixed- or floating-rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $11.1 billion at March 31, 2000 compared to $15.2 billion at December 31, 1999. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $15.4 billion at March 31, 2000 compared to $10.1 billion at December 31, 1999.

     Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $15.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed- or floating-rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation's notes outstanding under this program totaled $4.7 billion at March 31, 2000 compared to $4.5 billion at December 31, 1999. Bank of America, N.A.'s notes outstanding under this program totaled $1.0 billion at March 31, 2000. Bank of America, N.A. had no notes outstanding under this program at December 31, 1999. Of the $15.0 billion authority, at March 31, 2000, Bank of America Corporation and Bank of America, N.A. had authority to issue in the aggregate of debt securities under the current program approximately $5.3 billion and $4.0 billion, respectively. At March 31, 2000 and December 31, 1999, $3.2 billion and $3.3 billion, respectively, were outstanding under the former BankAmerica Euro medium-term note program, which was terminated in connection with the Merger.

  From April 1, 2000 through May 8, 2000, Bank of America Corporation issued $430 million of long-term senior and subordinated debt, with maturities ranging from 2002 to 2015. During this same time period, Bank of America, N.A. issued $2.3 billion of bank notes with maturities ranging from 2001 to 2003 and $130 million of Euro medium-term notes maturing in 2003.

Note Six - Commitments and Contingencies

Credit Extension Commitments

    The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following table summarizes outstanding commitments to extend credit:

-------------------------------------------------------------------------------------------
                                                            March 31          December 31
(Dollars in millions)                                         2000               1999
-------------------------------------------------------------------------------------------
Credit card commitments                                          $ 66,574           $67,394
Other loan commitments                                            243,912           246,827
Standby letters of credit and financial guarantees                 31,402            32,993
Commercial letters of credit                                        3,062             3,690
-------------------------------------------------------------------------------------------


Derivatives

    Credit Risk Associated with Derivative-Dealer Activities

     The table on the following page presents the notional or contract amounts at March 31, 2000 and December 31, 1999 and the credit risk amounts (the net replacement cost of contracts in a gain position) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market for trading purposes. This table should be read in conjunction with the "Market Risk Management" section on pages 42 through 46 and Note Eleven of the Corporation's 1999 Annual Report on Form 10-K. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. The credit risk amounts presented in the following table do not consider the value of any collateral, but generally take into consideration the effects of legally enforceable master netting agreements.



----------------------------------------------------------------------------------------------------------------------
Derivative-Dealer Positions
----------------------------------------------------------------------------------------------------------------------
                                                            March 31, 2000                      December 31, 1999
                                               -----------------------------------------------------------------------
                                                        Contract/          Credit          Contract/          Credit
(Dollars in millions)                                   Notional            Risk           Notional            Risk
----------------------------------------------------------------------------------------------------------------------
Interest rate contracts
Swaps                                                 $3,013,944           $4,684        $2,597,886            $5,691
Futures and forwards                                     819,897              107           644,795                58
Written options                                          439,287                -           560,070                 -
Purchased options                                        538,098            1,472           638,517             1,747
Foreign exchange contracts
Swaps                                                     58,138            1,513            55,278             1,058
Spot, futures and forwards                               651,277            4,201           537,719             3,298
Written options                                           33,563                -            28,450                 -
Purchased options                                         32,349              577            26,820               424
Commodity and other contracts
Swaps                                                     30,866            1,682            13,078             1,232
Futures and forwards                                      23,177               85            22,496                41
Written options                                           34,162                -            28,868                 -
Purchased options                                         39,380            4,939            32,216             4,890
Credit derivatives                                        25,966              124            19,028                70
----------------------------------------------------------------------------------------------------------------------
Total before cross-product netting                                         19,384                              18,509
Cross-product netting                                                       1,507                               2,454
----------------------------------------------------------------------------------------------------------------------
Net replacement cost                                                      $17,877                             $16,055
----------------------------------------------------------------------------------------------------------------------


       The table above includes both long and short derivative-dealer positions. The average fair value of derivative-dealer assets for the three months ended March 31, 2000 and for the year ended December 31, 1999 was $18.9 billion and $16.0 billion, respectively. The average fair value of derivative-dealer liabilities for the three months ended March 31, 2000 and for the year ended December 31, 1999 was $17.6 billion and $16.5 billion, respectively. The fair value of derivative-dealer assets at March 31, 2000 and December 31, 1999 was $17.9 billion and $16.1 billion, respectively. The fair value of derivative-dealer liabilities at March 31, 2000 and December 31, 1999 was $17.8 billion and $16.2 billion, respectively. See Note Three on page 8 for a discussion of trading-related revenue.

     During the three months ended March 31, 2000 and 1999, there were no significant credit losses associated with derivative contracts. At March 31, 2000 and December 31, 1999, there were no nonperforming derivative positions that were material to the Corporation.

       In addition to credit risk management activities, the Corporation uses credit derivatives to generate revenue by taking on exposure to underlying credits. The Corporation also provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The Corporation's credit derivative positions at March 31, 2000 and December 31, 1999 consisted of credit default swaps and total return swaps.

   Asset and Liability Management (ALM) Activities

     The table below outlines the status of the Corporation's ALM activity at March 31, 2000 and December 31, 1999. It presents the notional amount and fair value of the Corporation's open and closed ALM contracts. This table should be read in conjunction with the "Market Risk Management" section on pages 42 through 46 and Note Eleven of the Corporation's 1999 Annual Report on Form 10-K.


-----------------------------------------------------------------------------------------------
                                                March 31, 2000             December 31, 1999
                                      ---------------------------------------------------------
                                             Notional     Fair            Notional       Fair
(Dollars in millions)                          Amount    Value              Amount      Value
-----------------------------------------------------------------------------------------------
Open interest rate contracts
Receive fixed swaps                        $61,295      $(1,905)        $63,002        $(1,747)
Pay fixed swaps                             28,341          228          25,701            115
-----------------------------------------------------------------------------------------------
Net open receive fixed                      32,954       (1,677)         37,301         (1,632)
Basis swaps                                  7,787           (2)          7,971             (6)
-----------------------------------------------------------------------------------------------
Total net swap position                     40,741       (1,679)         45,272         (1,638)
Option products                             37,680           13          35,134              5
Futures and forwards                           884           (3)            931              3
-----------------------------------------------------------------------------------------------
Total open interest rate contracts(1)                    (1,669)                        (1,630)
-----------------------------------------------------------------------------------------------
Closed interest rate contracts
Swap positions                                              112                            174
Option products                                              72                             82
Futures and forwards                                        (20)                           (21)
-----------------------------------------------------------------------------------------------
Total closed interest rate contracts(2)                     164                            235
-----------------------------------------------------------------------------------------------
Net interest rate contract position                      (1,505)                        (1,395)
-----------------------------------------------------------------------------------------------
Open foreign exchange contracts(1)           5,247          (67)          6,231            (30)
-----------------------------------------------------------------------------------------------
Total ALM contracts                                     $(1,572)                       $(1,425)
-----------------------------------------------------------------------------------------------
(1) Fair value represents the net unrealized losses on open contracts.
(2) Represents the unamortized net realized deferred gains associated with closed contracts.


When-Issued Securities

     At March 31, 2000, the Corporation had commitments to purchase and sell when-issued securities of $17.4 billion and $26.6 billion, respectively. At December 31, 1999, the Corporation had commitments to purchase and sell when-issued securities of $12.0 billion and $16.8 billion, respectively.

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

     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion
to   dismiss,    and   discovery   is   underway.    Claims
against certain director-defendants were dismissed with leave to replead. Similar uncertified class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified, but has since been dismissed and an appeal is pending. Of the remaining actions, one has been stayed, and a motion for class certification is pending in the other. The Missouri federal court has recently enjoined prosecution of that action as a class action. Plaintiffs' appeal of that order is pending. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Note Seven - Shareholders' Equity and Earnings Per Common Share

      On June 23, 1999, the Corporation's Board of Directors authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. Through March 31, 2000, the Corporation had repurchased 98 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $58.81, which reduced shareholders' equity by $5.8 billion. The remaining buyback authority for common stock under the current program totaled $4.2 billion or 32 million shares at March 31, 2000.

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

      The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2000 and 1999 is presented below:


-------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
(Shares in thousands; dollars in millions,                                     March 31
                                                                    -----------------------------
except per share information)                                             2000           1999
-------------------------------------------------------------------------------------------------
Earnings per common share
Net income                                                                 $2,240        $1,914
Preferred stock dividends                                                      (1)           (2)
-------------------------------------------------------------------------------------------------
Net income available to common shareholders                                $2,239        $1,912
-------------------------------------------------------------------------------------------------
Average common shares issued and outstanding                            1,669,311     1,737,562
-------------------------------------------------------------------------------------------------
      Earnings per common share                                            $ 1.34        $ 1.10
-------------------------------------------------------------------------------------------------
Diluted earnings per common share
Net income available to common shareholders                                $2,239        $1,912
Preferred stock dividends                                                       1             2
-------------------------------------------------------------------------------------------------
Net income available to common shareholders and assumed
     conversions                                                           $2,240        $1,914
-------------------------------------------------------------------------------------------------
Average common shares issued and outstanding                            1,669,311     1,737,562
-------------------------------------------------------------------------------------------------
Incremental shares from assumed conversions:
      Convertible preferred stock                                           3,006         3,206
      Stock options                                                        16,001        38,940
-------------------------------------------------------------------------------------------------
Dilutive potential common shares                                           19,007        42,146
-------------------------------------------------------------------------------------------------
Total dilutive average common shares issued and outstanding             1,688,318     1,779,708
-------------------------------------------------------------------------------------------------
      Diluted earnings per common share                                    $ 1.33        $ 1.08
-------------------------------------------------------------------------------------------------

Note Eight - Business Segment Information

    During the first quarter of 2000, the Corporation realigned its business segments to report the results of the Corporation's operations through three business segments: Consumer and Commercial Banking, Asset Management and Global Corporate and Investment Banking. Consumer and Commercial Banking provides a wide array of products and services to individuals and small businesses through multiple delivery channels; and provides commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers customized asset management and credit, financial advisory, fiduciary and trust services, and banking services; management of equity, fixed income, cash and alternative investments to individuals, corporations and a wide array of institutional clients; and full service and discount brokerage services. Global Corporate and Investment Banking provides a broad array of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities.

     The following table includes revenue and net income for the three months ended March 31, 2000 and 1999, and total assets at March 31, 2000 and 1999 for each business segment:



--------------------------------------------------------------------------------------------------------------------
                                                           Consumer and
                                                        Commercial Banking (2)               Asset Management (2)
                                            ------------------------------------------------------------------------
(Dollars in millions)                                   2000               1999            2000              1999
--------------------------------------------------------------------------------------------------------------------
Net interest income (1)                                 $ 3,385          $ 3,453             $ 155            $ 135
Noninterest income                                        1,633            1,576               410              429
--------------------------------------------------------------------------------------------------------------------
Total revenue                                             5,018            5,029               565              564
Provision for credit losses                                 380              352                11               19
Gains on sales of securities                                  -                1                 -                -
Amortization of intangibles                                 169              173                 6                6
Depreciation expense                                        172              192                14               17
Other noninterest expense                                 2,554            2,593               284              280
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                1,743            1,720               250              242
Income tax expense                                          683              650                96               91
--------------------------------------------------------------------------------------------------------------------
Net income                                              $ 1,060          $ 1,070             $ 154            $ 151
--------------------------------------------------------------------------------------------------------------------
Period-end total assets                                $306,862         $281,235           $22,949          $20,325
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                                          Global Corporate and
                                                         Investment Banking (2)                  Corporate Other
                                            ------------------------------------------------------------------------
(Dollars in millions)                                   2000               1999             2000              1999
--------------------------------------------------------------------------------------------------------------------
Net interest income (1)                                   $ 975            $ 956              $ 80             $101
Noninterest income                                        1,925            1,218                78                -
--------------------------------------------------------------------------------------------------------------------
Total revenue                                             2,900            2,174               158              101
Provision for credit losses                                  29              139                 -                -
Gains on sales of securities                                  3                -                 3              129
Amortization of intangibles                                  42               43                 -                -
Depreciation expense                                         53               61                 -                -
Other noninterest expense                                 1,272            1,090                57               (2)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                1,507              841               104              232
Income tax expense                                          547              295                38               85
--------------------------------------------------------------------------------------------------------------------
Net income                                                $ 960            $ 546              $ 66            $ 147
--------------------------------------------------------------------------------------------------------------------
Period-end total assets                                $234,899         $219,279           $91,403          $93,406
--------------------------------------------------------------------------------------------------------------------
(1)  Net interest income is presented on a taxable-equivalent basis.
(2)  There were no material intersegment revenues among the three business segments.


     A reconciliation of the segments' net income to consolidated net income follows:


-----------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                        March 31
                                                            -----------------------------
(Dollars in millions)                                                2000          1999
-----------------------------------------------------------------------------------------
Segments' net income                                                $2,174        $1,767
Adjustments, net of taxes:
Earnings associated with unassigned capital                             49            65
Gains on sales of securities                                             2            82
Other                                                                   15             -
-----------------------------------------------------------------------------------------
    Consolidated net income                                         $2,240        $1,914
-----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------
     This report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Corporation. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation's 1999 Annual Report on Form 10-K. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

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

      In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation and management's ability to manage these and other risks.

Overview

     The Corporation is a bank holding company and a financial holding company, headquartered in Charlotte, North Carolina. The Corporation provides a diversified range of banking and nonbanking financial services and products both domestically and internationally through three major business segments: Consumer and Commercial Banking, Asset Management and Global Corporate and Investment Banking. At March 31, 2000, the Corporation had $656 billion in assets and approximately 153,000 full-time equivalent employees.

     Significant  changes  in  the  Corporation's   results  of  operations  and
financial position are described in the following sections.

     Refer to Table One for selected financial data for the three months ended March 31, 2000 and 1999.

Key performance highlights for the three months ended March 31, 2000 were:

o Net income totaled $2.2 billion, or $1.33 per common share (diluted) for the three months ended March 31, 2000, an increase of $326 million, or $0.25 per common share (diluted) from the same period in 1999. Total revenue for the three months ended March 31, 2000 was $8.64 billion, an increase of $773 million from the comparable 1999 period.

o The return on average common shareholders' equity was 19.59 percent for the three months ended March 31, 2000, an increase of 281 basis points compared to the same period in 1999.

o Cash basis ratios measure performance excluding goodwill and other intangible assets and their related amortization expense. Cash basis diluted earnings per common share were $1.46 for the three months ended March 31, 2000, an increase of $0.26 per share compared to the same period in 1999. Return on average tangible common shareholders' equity was
     30.83 percent for the three months ended March 31, 2000, an increase of 339 basis points from the same period in 1999. The cash basis efficiency ratio was 50.98 percent for the three months ended March 31, 2000, an improvement of 278 basis points from the comparable 1999 period, due to a 26 percent increase in noninterest income combined with a slight increase in noninterest expense of four percent.

o Net interest income on a taxable-equivalent basis was $4.6 billion for the three months ended March 31, 2000, a one percent decrease from a year earlier, but one percent above the three months ended December 31, 1999. Loan growth and higher levels of core deposits and equity were offset by the impact of asset securitizations and loan sales during 1999, spread compression and share repurchases. Average managed loans and leases were $406 billion, a nine percent increase from the respective 1999 period, primarily due to a 19 percent increase in consumer loans and leases. Average domestic deposits grew to $295 billion, a $5.8 billion increase from the same period in 1999. The net interest yield was 3.27 percent for the three months ended March 31, 2000, a 31 basis point decline from the comparable 1999 period. The decrease was primarily due to a higher level of lower yielding trading-related assets and investment securities combined with spread compression and the cost of share repurchases.

o The provision for credit losses for the three months ended March 31, 2000 was $420 million, a $90 million decrease from the same 1999 period. Net charge-offs decreased to $420 million or 0.45 percent of average loans and leases, for the three months ended March 31, 2000, a decrease of $99 million or 13 basis points from the comparable 1999 period, mainly reflecting lower bankcard net charge-offs. Nonperforming assets were $3.5 billion or 0.91 percent of loans, leases and foreclosed properties at March 31, 2000, a $361 million or five basis point increase from March 31, 1999. The allowance for credit losses totaled $6.8 billion at March 31, 2000, a decrease of $296 million from March 31, 1999.

o Securities gains were $6 million for the three months ended March 31, 2000, compared to $130 million in the respective 1999 period.

o Noninterest income was $4.0 billion for the three months ended March 31, 2000, an $823 million increase from the comparable 1999 period, primarily due to the Corporation's strategy to expand customer relationships through both traditional banking and other financial service products. Trading profits were $724 million, a $224 million increase from the comparable 1999 period. Investment banking income increased to $397 million, a $164 million increase from the comparable 1999 period, primarily due to higher levels of securities underwriting fees. Equity investment gains increased to $563 million for the three months ended March 31, 2000, an increase of $408 million from the same 1999 period.

o Noninterest expense was $4.6 billion for the three months ended March 31, 2000, a $170 million increase from the respective 1999 period, reflecting higher revenue-related incentive compensation as well as spending on projects to improve sales and service, which was partially offset by cost reductions resulting from recent mergers. The efficiency ratio improved to
     53.49 percent for the three months ended March 31, 2000, a 310 basis point improvement from the same period in 1999.

      The remainder of management's discussion and analysis of the Corporation's results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes presented on pages 2 through 18.

Table One
Selected Financial Data
----------------------------------------------------------------------------------------------------------------

                                                                                         Three Months
                                                                                        Ended March 31
                                                                                --------------------------------
(Dollars in millions, except per share information)                                 2000              1999
----------------------------------------------------------------------------------------------------------------
Income statement
Interest income                                                                     $ 10,086            $ 9,201
Interest expense                                                                       5,562              4,601
Net interest income                                                                    4,524              4,600
Net interest income (taxable-equivalent basis)                                         4,595              4,645
Provision for credit losses                                                              420                510
Gains on sales of securities                                                               6                130
Noninterest income                                                                     4,046              3,223
Other noninterest expense                                                              4,623              4,453
Income before income taxes                                                             3,533              2,990
Income tax expense                                                                     1,293              1,076
Net income                                                                             2,240              1,914
Net income available to common shareholders                                            2,239              1,912
Average common shares issued and outstanding (in thousands)                        1,669,311          1,737,562
Performance ratios
Return on average assets                                                                1.38  %            1.27  %
Return on average common shareholders' equity                                          19.59              16.78
Total equity to total assets (period-end)                                               6.90               7.62
Total average equity to total average assets                                            7.07               7.59
Efficiency ratio                                                                       53.49              56.59
Dividend payout ratio                                                                  37.16              40.90
Per common share data
Earnings                                                                            $   1.34            $  1.10
Diluted earnings                                                                        1.33               1.08
Cash dividends paid                                                                      .50                .45
Book value                                                                             27.28              26.86
Cash basis financial data (1)
Earnings per common share                                                               1.47               1.23
Diluted earnings per common share                                                       1.46               1.20
Return on average tangible assets                                                       1.55  %            1.46  %
Return on average tangible common shareholders' equity                                 30.83              27.44
Efficiency ratio                                                                       50.98              53.76
Ending tangible equity to tangible assets                                               4.90               5.38
Balance sheet (period-end)
Total loans and leases                                                              $382,085           $363,102
Total assets                                                                         656,113            614,245
Total deposits                                                                       351,626            343,317
Long-term debt                                                                        62,059             50,899
Trust preferred securities                                                             4,955              4,954
Common shareholders' equity                                                           45,222             46,761
Total shareholders' equity                                                            45,299             46,831
Risk-based capital ratios (period-end)
Tier 1 capital                                                                          7.42  %            7.40  %
Total capital                                                                          11.00              11.17
Leverage ratio                                                                          6.17               6.47
Market price per share of common stock
 Closing                                                                           $52  7/16           $70  5/8
 High                                                                               55  3/16            74  1/2
 Low                                                                                42  5/16            59  1/2
----------------------------------------------------------------------------------------------------------------
(1) Cash basis calculations exclude goodwill and other intangible assets and their related amortization expense.

Business Segment Operations

     The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. During the first quarter of 2000, the Corporation realigned its business segments to report the results of the Corporation's operations through three business segments:
Consumer and Commercial Banking, Asset Management, and Global Corporate and Investment Banking.

     The business segments summarized in Table Two are primarily managed with a focus on various performance objectives including total revenue, net income, return on average equity and efficiency. These performance objectives are also presented on a cash basis, which excludes the impact of goodwill and other intangible assets and their related amortization expense. Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. The net interest yield of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity capital is allocated to each business segment based on an assessment of its inherent risk.

     See Note Eight of the consolidated financial statements on page 17 for additional business segment information and reconciliations to consolidated amounts.


Table Two
Business Segment Summary
------------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31          Consumer and                                                Global Corporate and
                                          Commercial Banking               Asset Management               Investment Banking
                                     -----------------------------------------------------------------------------------------------
(Dollars in millions)                    2000            1999            2000             1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                            $  5,018        $  5,029         $    565       $    564        $  2,900       $  2,174
Net income                                  1,060           1,070              154            151             960            546
Cash basis earnings                         1,228           1,243              160            158           1,002            589
Net interest yield                           5.02  %         5.35  %          2.89  %        2.95  %         2.00  %        2.09  %
Average equity to average assets             8.01            8.14             7.83           8.78            6.25           6.47
Return on average equity                     17.8            18.6             35.6           36.1            26.0           15.4
Return on tangible equity                    25.9            27.5             41.2           42.3            30.0           18.5
Efficiency ratio                             57.7            58.8             53.8           53.6            47.1           54.9
Cash basis efficiency ratio                  54.4            55.4             52.7           52.5            45.7           52.9
Average:
    Total loans and leases               $248,480        $229,958         $ 20,724        $17,744        $107,507       $113,800
    Total deposits                        253,061         250,631           10,967         12,343          66,463         65,858
    Total assets                          299,360         287,207           22,264         19,390         237,567        222,657
Period-end:
    Total loans and leases                254,363         233,758           21,172         18,298         106,577        111,854
    Total deposits                        260,439         252,356           11,757         12,487          65,974         65,389
    Total assets                          306,862         281,235           22,949         20,325         234,899        219,279
------------------------------------------------------------------------------------------------------------------------------------


Consumer and Commercial Banking

      The major components of this segment are the Banking Regions, Consumer Products and Commercial Banking.

---------------------------------------------------------------------
For the Three Months Ended March 31          Consumer and
                                          Commercial Banking
                                    ---------------------------------
(Dollars in millions)                  2000             1999
---------------------------------------------------------------------
Total revenue                            $5,018           $5,029
Cash basis earnings                       1,228            1,243
Cash basis efficiency ratio                54.4 %           55.4 %
---------------------------------------------------------------------

o Total revenue declined $11 million driven by lower taxable-equivalent net interest income, partially offset by higher noninterest income.
     o   Taxable-equivalent   net  interest   income   declined  due  to  margin
         compression, loan sales and securitizations.
     o   Noninterest income rose led by higher credit card income.
o Cash basis earnings decreased due to lower total revenue and higher provision expense, partially offset by lower noninterest expense.
     o   Provision   expense  increased  $28  million  primarily driven  by
         loan  growth.
     o Noninterest expense decreased $59 million as further merger-related savings resulted in decreases across most expense categories.

Banking Regions

     Banking Regions serve approximately 30 million consumer households in 21 states and the District of Columbia and overseas through its extensive network of over 4,500 banking centers, 14,000 ATM's, telephone and Internet channels. Banking Regions provides a wide array of products and services, including deposit products such as checking, money market savings accounts, time deposits and IRA's; and credit products such as home equity, personal auto and student loans and auto leasing. Banking Regions also includes small business banking providing treasury management, credit services, community investment, card, e-commerce and brokerage services to over 2 million small business relationships across the franchise.


--------------------------------------------------------------------------
For the Three Months Ended March 31
                                                Banking Regions
                                        ----------------------------------
(Dollars in millions)                       2000             1999
--------------------------------------------------------------------------
Total revenue                                 $2,904           $2,854
Cash basis earnings                              683              659
Cash basis efficiency ratio                     61.3 %           63.5 %
--------------------------------------------------------------------------

o Total revenue rose 2% as an increase in noninterest income was partially offset by a decrease in taxable-equivalent net interest income.
     o Taxable-equivalent net interest income decreased $18 million due to compression in the net interest margin and loan sales throughout 1999.
     o Noninterest income increased $68 million primarily reflecting higher debit card income.
o Cash basis earnings increased 4%, primarily due to the increase in revenue and a decrease in noninterest expense of $32 million driven by merger-related savings.

Consumer Products

     Consumer Products provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit and debit cards, direct banking via telephone and Internet, student lending and certain insurance services. Consumer Products also provides consumer home equity and auto loans, retail finance programs to dealerships and lease financing of new and used cars.

--------------------------------------------------------------------------
For the Three Months Ended March 31
                                                Consumer Products
                                        ----------------------------------
(Dollars in millions)                          2000             1999
--------------------------------------------------------------------------
Total revenue                                 $1,328           $1,452
Cash basis earnings                              325              372
Cash basis efficiency ratio                     44.8 %           44.3 %
--------------------------------------------------------------------------

o Total revenue fell 9% due to a $69 million decrease in taxable-equivalent net interest income, resulting primarily from a shift in the loan portfolio mix to lower spread products as a result of loan sales and securitizations in 1999.
     o Noninterest income decreased $55 million primarily due to securitization gains in the first quarter of 1999.
o Cash basis earnings declined 13%, primarily due to the decrease in total revenue, partially offset by a decrease in noninterest expense related to lower marketing expense, reflecting timing differences in marketing efforts across the Corporation, and lower equipment expense.

Commercial Banking

     Commercial Banking provides commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. These services are available through relationship manager teams as well as through alternative channels such as the telephone via the commercial service center and the Internet by accessing Bank of America Direct.


--------------------------------------------------------------------------
For the Three Months Ended March 31
                                              Commercial Banking
                                        ----------------------------------
(Dollars in millions)                       2000             1999
--------------------------------------------------------------------------
Total revenue                                   $786             $723
Cash basis earnings                              220              212
Cash basis efficiency ratio                     45.0 %           45.8 %
--------------------------------------------------------------------------



o Total revenue increased 9% primarily due to an increase of $44 million in noninterest income reflecting higher investment banking income.
     o As a result of loan growth, taxable-equivalent net interest income increased $19 million.
o Cash basis earnings rose slightly because the increase in revenue was partially offset by an increase in provision for loan losses of $25 million and a $21 million increase in noninterest expense as a result of higher investment banking expense.


Asset Management

     Asset Management includes the Private Bank, Banc of America Capital Management and Banc of America Investment Services, Inc. The Private Bank offers financial solutions to high-net-worth clients and foundations in the U.S. and internationally by providing customized asset management and credit, financial advisory, fiduciary and trust services, and banking services. Banc of America Capital Management, offering management of equity, fixed income, cash, and alternative investments, manages the assets of individuals, corporations, municipalities, foundations and universities, and public and private institutions as well as provides advisory services to the Corporation's affiliated family of mutual funds. Banc of America Investment Services, Inc. provides both full-service and discount brokerage services through investment professionals located throughout the franchise and a brokerage web site that provides customers a wide array of market analyses, investment research and self-help tools, as well as account information and transaction capabilities.


--------------------------------------------------------------------------
For the Three Months Ended March 31
                                                  Asset Management
                                        ----------------------------------
(Dollars in millions)                          2000             1999
--------------------------------------------------------------------------
Total revenue                                   $565             $564
Cash basis earnings                              160              158
Cash basis efficiency ratio                     52.7 %           52.5 %
--------------------------------------------------------------------------


o Total revenue remained essentially flat at $565 million, due to higher taxable-equivalent net interest income fully offset by lower noninterest income.
     o Taxable-equivalent net interest income increased $20 million reflecting strong loan growth in commercial and residential mortgage loans.
     o Noninterest income decreased as 1999 results included gains on the disposition of certain businesses, partially offset by significantly increased investment and brokerage services income which was driven by market growth.


Global Corporate and Investment Banking

         Global  Corporate  and  Investment  Banking  provides a broad  array of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leasing, leveraged finance, project finance, real estate finance, senior bank debt, structured finance and trade services.


--------------------------------------------------------------------------
For the Three Months Ended March 31           Global Corporate and
                                                Investment Banking
                                        ----------------------------------
(Dollars in millions)                         2000             1999
--------------------------------------------------------------------------
Total revenue                                 $2,900           $2,174
Cash basis earnings                            1,002              589
Cash basis efficiency ratio                     45.7 %           52.9 %
--------------------------------------------------------------------------


o    Total revenue rose 33% over 1999 led by higher noninterest income.
     o Noninterest income rose 58% as a result of strong trading results driven by customer flow and market volatility, equity investment gains driven by appreciation of $189 million and gains on sales, and investment banking activities.
o Cash basis earnings were up 70% over first quarter 1999 due to an increase in noninterest income and a decrease in the provision for credit losses which was partially offset by a 15% increase in noninterest expense.
     o Provision expense improved $110 million due primarily to reduction in the size and risk of the international portfolio.
     o Noninterest expense increased reflecting higher revenue-related incentive compensation.

         Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through five components: Global Credit Products, Global Capital Raising, Global Markets, Global Treasury Services and Principal Investing.

Global Credit Products

Global Credit Products provides credit and lending services and includes the corporate industry-focused portfolio, real estate, leasing and project finance.


--------------------------------------------------------------------------
For the Three Months Ended March 31
                                               Global Credit Products
                                        ----------------------------------
(Dollars in millions)                          2000             1999
--------------------------------------------------------------------------
Total revenue                                   $726             $737
Cash basis earnings                              291              279
Cash basis efficiency ratio                     23.2 %           25.3 %
--------------------------------------------------------------------------

o Total revenue declined 1% primarily as a result of a $20 million decrease in taxable-equivalent net interest income due to strategic reductions in foreign and commercial loan portfolios.
o Cash basis earnings increased 4% due to a decrease in noninterest expense as a result of merger-related savings.

Global Capital Raising

         Global Capital Raising houses the Corporation's investment banking activities. Through a separate subsidiary, Banc of America Securities LLC,
formerly  NationsBanc   Montgomery   Securities  LLC,  Global  Capital  Raising
underwrites and makes markets in equity securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed and asset-backed securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers, offers traditional brokerage service to high-net-worth individuals, provides prime-brokerage services and makes markets in equity derivatives. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services, private placements and equity derivatives are also provided through Banc of America Securities LLC.


--------------------------------------------------------------------------
For the Three Months Ended March 31
                                              Global Capital Raising
                                        ----------------------------------
(Dollars in millions)                          2000             1999
--------------------------------------------------------------------------
Total revenue                                   $803             $474
Cash basis earnings                              189               29
Cash basis efficiency ratio                     71.8 %           90.9 %
--------------------------------------------------------------------------


o Total revenue rose 69% as a result of a 57% rise in noninterest income led by investment banking income due to growth in syndications, equity underwriting and advisory services. In addition, volatility in the equities markets drove trading account profits higher in both equity securities and derivatives.

o    The   growth   in   revenue   was   partially   offset  by   increases   in
     revenue-related incentive compensation yet producing $160 million return over the prior period in cash basis earnings.

Global Markets

         Global Markets provides business solutions for a global customer base using interest rate derivatives, foreign exchange products, commodity derivatives and mortgage-related products. In support of these activities the businesses will take positions in these products and capitalize on market-making activities. The Global Markets business also takes an active role in the trading of fixed income securities in all of the regions in which Global Corporate and Investment Banking transacts business and is a primary dealer in the U.S. as well as in several international locations.


--------------------------------------------------------------------------
For the Three Months Ended March 31
                                                   Global Markets
                                        ----------------------------------
(Dollars in millions)                           2000             1999
--------------------------------------------------------------------------
Total revenue                                   $594             $522
Cash basis earnings                              191              182
Cash basis efficiency ratio                     50.2 %           47.8 %
--------------------------------------------------------------------------

o Total revenue increased 14% driven primarily by increases in trading account profits due to strong customer activity in both the interest rate and foreign currency markets.
o Cash basis earnings increased 5% as noninterest expense increased 20% driven primarily by revenue-related incentive compensation.

Global Treasury Services

         Global Treasury Services provides the technology, strategies and integrated solutions to help public and private companies of all sizes, financial institutions and government agencies manage their operations and cash flows on a local, regional, national and global level.


--------------------------------------------------------------------------
For the Three Months Ended March 31
                                              Global Treasury Services
                                        ----------------------------------
(Dollars in millions)                          2000             1999
--------------------------------------------------------------------------
Total revenue                                   $334             $328
Cash basis earnings                               77               44
Cash basis efficiency ratio                     76.6 %           80.0 %
--------------------------------------------------------------------------

o Total revenue rose 2% due to an increase in noninterest income of $12 million primarily attributable to corporate service charges.
o Cash basis earnings increased 75% as credit upgrades in the international portfolio resulted in a decrease in the provision for credit losses.

Principal Investing

         Principal Investing invests in both direct and indirect equity investments in a wide variety of transactions. Domestic activities include investments from early-stage seed capital to mezzanine financing, late-stage and buyout investments. International investing focuses on established businesses in Asia, Europe and Latin America delivering strategic and financial guidance, broad business experience and access to our global resources.


--------------------------------------------------------------------------
For the Three Months Ended March 31
                                                Principal Investing
                                        ----------------------------------
(Dollars in millions)                          2000             1999
--------------------------------------------------------------------------
Total revenue                                   $443             $113
Cash basis earnings                              254               55
Cash basis efficiency ratio                      5.6 %           19.5 %
--------------------------------------------------------------------------

o Total revenue and cash basis earnings increased due to higher equity investment gains, which were driven by appreciation of $189 million, with the remainder attributable to gains on sales.

Results of Operations

Net Interest Income

      An   analysis   of   the   Corporation's   net   interest   income   on  a
taxable-equivalent basis and average balance sheet for the most recent five quarters is presented in Table Three.

      As reported, net interest income on a taxable-equivalent basis was $4.6 billion for the three months ended March 31, 2000, a decrease of $50 million compared to the same period in 1999. Management also reviews "core net interest income", which adjusts reported net interest income for the impact of trading-related activities, securitizations, asset sales and divestitures. For purposes of internal analysis, management combines trading-related net interest income with trading revenue, as discussed in the "Noninterest Income" section below, as trading strategies are typically evaluated on total revenue. The determination of core net interest income also requires adjustment for the impact of securitizations (primarily home equity and credit card), asset sales (primarily residential and commercial real estate loans) and divestitures. Net interest income associated with assets that have been securitized is predominantly offset in noninterest income, as the Corporation takes on the role of servicer and records servicing income and gains on securitizations, where appropriate.

     The table below provides a reconciliation between net interest income on a taxable-equivalent basis presented in Table Three and core net interest income for the three months ended March 31, 2000 and 1999:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended              Increase/
                                                                                       March 31                 (Decrease)
                                                                            -------------------------------
(Dollars in millions)                                                           2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
Net interest income
As reported (1)                                                                $ 4,595             $ 4,645         (1.08)%
Less: Trading-related net interest income                                         (217)               (167)
Add: Impact of securitizations, asset sales and divestitures                       103                   4
-----------------------------------------------------------------------------------------------------------------------------
Core net interest income                                                       $ 4,481             $ 4,482         (0.02)%
-----------------------------------------------------------------------------------------------------------------------------
Average earning assets
As reported                                                                  $ 563,170            $523,682          7.54 %
Less: Trading-related earning assets                                          (112,376)            (81,592)
Add: Earning assets securitized, sold and divested                              13,345                 273
-----------------------------------------------------------------------------------------------------------------------------
Core average earning assets                                                  $ 464,139            $442,363          4.92 %
-----------------------------------------------------------------------------------------------------------------------------

Net yield on earning assets (1,2)
As reported                                                                       3.27 %              3.58 %         (31)bp
Add: Impact of trading-related activities                                         0.60                0.51             9
         Impact of securitizations, asset sales and divestitures                     -                   -             -
-----------------------------------------------------------------------------------------------------------------------------
Core net interest yield on earning assets                                         3.87 %              4.09 %         (22)bp
-----------------------------------------------------------------------------------------------------------------------------
(1) Net interest income is presented on a taxable-equivalent basis.
(2) bp denotes basis points; 100 bp equals 1%.




     Core net interest income on a taxable-equivalent basis remained essentially unchanged at $4.5 billion for the three months ended March 31, 2000 compared to the respective 1999 period. Managed loan growth, particularly in consumer products, and higher levels of core deposits and equity did not fully offset changing rates and spread compression and share repurchases.

     Core average earning assets increased $21.8 billion to $464.1 billion for the three months ended March 31, 2000 compared to the same period in 1999, primarily reflecting managed loan growth of nine percent and higher levels of investment securities. Managed consumer loans increased 19 percent, led by growth in residential first mortgages and real-estate secured loans of 31 percent and 35 percent, respectively. Loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentrations.

      The core net interest yield decreased 22 basis points to 3.87 percent for the three months ended March 31, 2000 from the respective 1999 period, mainly due to a higher level of lower yielding investment securities combined with spread compression and the cost of share repurchases.

Provision for Credit Losses

     The provision for credit losses totaled $420 million for the three months ended March 31, 2000, compared to $510 million for the same period in 1999. The decrease in the provision for credit losses was primarily due to a reduction in the inherent risk and size of the Corporation's emerging markets portfolio and a change in the composition of the loan portfolio from commercial real estate - domestic, commercial - foreign and credit card to more consumer residential mortgage loans. Total net charge-offs were $420 million for the three months ended March 31, 2000. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Credit Risk Management and Credit Portfolio Review" section beginning on page 41.

Gains on Sales of Securities

     Gains on sales of securities were $6 million for the three months ended March 31, 2000, compared to $130 million for the corresponding period in 1999. The decrease was the result of continued unfavorable market conditions for certain debt securities.



------------------------------------------------------------------------------------------------------------------------
Table Three
------------------------------------------------------------------------------------------------------------------------
Quarterly Average Balances and Interest Rates - Taxable-Equivalent Basis
------------------------------------------------------------------------------------------------------------------------
                                                               First Quarter 2000             Fourth Quarter 1999
                                                            ------------------------------------------------------------
                                                                       Interest                       Interest
                                                            Average    Income/   Yield/     Average   Income/  Yield/
(Dollars in millions)                                       Balance    Expense    Rate      Balance   Expense   Rate
------------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments          $4,504      $ 75     6.65 %    $4,512    $ 73   6.33 %
Federal funds sold and securities purchased under
      agreements to resell                                     45,459       575     5.07      39,700     458   4.60
Trading account assets                                         39,733       542     5.47      38,453     544   5.63
Securities:
   Available-for-sale (1)                                      86,878     1,332     6.15      85,009   1,301   6.10
   Held-for-investment                                          1,333        24     7.19       1,433      25   7.25
------------------------------------------------------------------------------------------------------------------------
       Total securities                                        88,211     1,356     6.16      86,442   1,326   6.12
------------------------------------------------------------------------------------------------------------------------
Loans and leases (2):
    Commercial - domestic                                     145,362     2,824     7.81     140,674   2,707   7.64
    Commercial - foreign                                       27,927       486     6.99      27,430     453   6.56
    Commercial real estate  - domestic                         24,664       517     8.43      24,345     506   8.23
    Commercial real estate - foreign                              344         8     9.29         306       6   8.96
------------------------------------------------------------------------------------------------------------------------
       Total commercial                                       198,297     3,835     7.78     192,755   3,672   7.56
------------------------------------------------------------------------------------------------------------------------
    Residential mortgage                                       85,427     1,566     7.34      79,783   1,450   7.26
    Home equity lines                                          17,573       377     8.62      16,882     345   8.12
    Direct/Indirect consumer                                   41,858       887     8.52      42,442     888   8.30
    Consumer finance                                           22,798       486     8.53      21,340     440   8.18
    Bankcard                                                    8,404       234    11.22       8,578     245  11.32
    Foreign consumer                                            2,227        50     9.00       2,430      54   8.77
------------------------------------------------------------------------------------------------------------------------
       Total consumer                                         178,287     3,600     8.10     171,455   3,422   7.94
------------------------------------------------------------------------------------------------------------------------
            Total loans and leases                            376,584     7,435     7.93     364,210   7,094   7.74
------------------------------------------------------------------------------------------------------------------------
Other earning assets                                            8,679       174     8.11      10,247     193   7.51
------------------------------------------------------------------------------------------------------------------------
       Total earning assets (3)                               563,170    10,157     7.24     543,564   9,688   7.09
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                      25,830                         25,467
Other assets, less allowance for credit losses                 62,019                         61,712
------------------------------------------------------------------------------------------------------------------------
       Total assets                                          $651,019                       $630,743
------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                    $24,237        78     1.29     $25,082      80   1.27
   NOW and money market deposit accounts                       98,424       679     2.78      97,481     639   2.60
   Consumer CDs and IRAs                                       76,074       983     5.20      74,653     932   4.95
   Negotiated CDs, public funds and other time deposits         6,966       103     5.93       6,825      98   5.73
------------------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits               205,701     1,843     3.60     204,041   1,749   3.40
------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                          14,180       188     5.33      14,305     178   4.93
   Governments and official institutions                        8,745       124     5.72       7,121      99   5.53
   Time, savings and other                                     26,382       340     5.17      24,993     298   4.72
------------------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                 49,307       652     5.31      46,419     575   4.91
------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                   255,008     2,495     3.93     250,460   2,324   3.68
------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
      to repurchase and other short-term borrowings           131,517     1,802     5.51     120,858   1,638   5.38
Trading account liabilities                                    23,013       181     3.16      19,223     190   3.92
Long-term debt (5)                                             64,256     1,084     6.75      59,972     995   6.63
------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities (6)                 473,794     5,562     4.72     450,513   5,147   4.54
------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                90,366                         91,453
   Other liabilities                                           40,829                         41,985
   Shareholders' equity                                        46,030                         46,792
------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity            $651,019                       $630,743
------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                 2.52                       2.55
Impact of noninterest-bearing sources                                                .75                        .77
------------------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                       $4,595     3.27 %            $4,541   3.32 %
------------------------------------------------------------------------------------------------------------------------
(1)   The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.
(2)   Nonperforming loans are included in the average loan balances.  Income on such nonperforming loans is recognized on a cash basis.
(3)   Interest income includes taxable-equivalent basis adjustments of $71 in the first quarter of 2000 and $66, $53, $51 and $45 in the fourth, third, second and first quarters of 1999, respectively.  Interest income also includes the impact of risk management interest rate contracts, which increased interest income on the underlying assets $7 in the first quarter of 2000 and $57, $103, $83 and $63 in the fourth, third, second and first quarters of 1999, respectively.
(4)   Primarily consists of time deposits in denominations of $100,000 or more.
(5)   Long-term debt includes trust preferred securities.
(6)   Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $(8) in the first quarter of 2000 and $(2), $6, $52 and $60 in the fourth, third, second and first quarters of 1999, respectively.



------------------------------------------------------------------------------------
   Third Quarter 1999          Second Quarter 1999        First Quarter 1999
------------------------------------------------------------------------------------
             Interest                  Interest                    Interest
  Average    Income/ Yield/  Average   Income/  Yield/   Average   Income/  Yield/
  Balance    Expense Rate    Balance   Expense  Rate     Balance   Expense   Rate
------------------------------------------------------------------------------------
     $5,018    $ 69  5.50 %   $ 5,159     $ 65   5.03 %   $ 6,408     $ 88   5.58 %

     33,074     440  5.30      29,521      387   5.25      26,561      381   5.80
     37,453     483  5.14      39,837      528   5.31      41,129      547   5.36

     78,779   1,208  6.12      76,373    1,139   5.97      73,925    1,161   6.31
      1,482      26  7.02       1,482       28   7.61       1,905       33   6.84
------------------------------------------------------------------------------------
     80,261   1,234  6.13      77,855    1,167   6.00      75,830    1,194   6.33
------------------------------------------------------------------------------------

    136,149   2,488  7.25     138,257    2,473   7.17     138,272    2,444   7.16
     28,348     494  6.93      30,209      456   6.05      31,568      494   6.35
     25,056     517  8.19      25,938      533   8.25      26,827      559   8.45
        295       7  8.80         289        6   8.48         286        6   8.79
------------------------------------------------------------------------------------
    189,848   3,506  7.33     194,693    3,468   7.14     196,953    3,503   7.21
------------------------------------------------------------------------------------
     80,015   1,431  7.14      80,151    1,430   7.14      75,789    1,356   7.18
     16,316     321  7.79      15,857      304   7.68      15,537      298   7.79
     42,740     875  8.13      42,240      859   8.15      41,652      847   8.24
     19,923     433  8.62      17,794      424   9.56      15,880      373   9.53
      8,923     256  11.38     10,365      306  11.83      11,287      327  11.76
      3,635      86  9.36       3,653       87   9.55       3,648       89   9.90
------------------------------------------------------------------------------------
    171,552   3,402  7.89     170,060    3,410   8.03     163,793    3,290   8.11
------------------------------------------------------------------------------------
    361,400   6,908  7.59     364,753    6,878   7.56     360,746    6,793   7.62
------------------------------------------------------------------------------------
     11,358     213  7.40      12,924      232   7.23      13,008      243   7.53
------------------------------------------------------------------------------------
    528,564   9,347  7.03     530,049    9,257   7.00     523,682    9,246   7.13
------------------------------------------------------------------------------------
     25,905                    25,868                      25,826
     56,979                    59,447                      60,116
------------------------------------------------------------------------------------
   $611,448                  $615,364                    $609,624
------------------------------------------------------------------------------------

    $26,037      82  1.25     $21,799       67   1.24     $21,637       71   1.33
     96,402     579  2.38     100,897      581   2.31      99,864      575   2.33
     73,429     898  4.85      73,601      847   4.61      74,362      857   4.68
      6,609      94  5.66       6,238       80   5.14       6,914       89   5.20
------------------------------------------------------------------------------------
    202,477   1,653  3.24     202,535    1,575   3.12     202,777    1,592   3.18
------------------------------------------------------------------------------------

     13,668     160  4.65      16,947      196   4.62      20,379      268   5.34
      7,185      90  4.99       8,089       98   4.81       9,172      113   5.02
     25,500     295  4.57      26,354      299   4.56      26,980      339   5.10
------------------------------------------------------------------------------------
     46,353     545  4.66      51,390      593   4.62      56,531      720   5.17
------------------------------------------------------------------------------------
    248,830   2,198  3.50     253,925    2,168   3.42     259,308    2,312   3.62
------------------------------------------------------------------------------------

    114,934   1,437  4.96     116,339    1,396   4.82     112,384    1,355   4.88
     15,677     189  4.78      14,178      150   4.25      12,679      129   4.13
     59,283     920  6.21      58,302      880   6.03      52,642      805   6.12
------------------------------------------------------------------------------------
    438,724   4,744  4.30     442,744    4,594   4.16     437,013    4,601   4.26
------------------------------------------------------------------------------------

     88,168                    88,324                      86,623
     38,117                    37,405                      39,709
     46,439                    46,891                      46,279
------------------------------------------------------------------------------------
   $611,448                  $615,364                    $609,624
------------------------------------------------------------------------------------
                     2.73                        2.84                        2.87
                      .73                         .69                         .71
------------------------------------------------------------------------------------
             $4,603  3.46 %             $4,663   3.53 %             $4,645   3.58 %
------------------------------------------------------------------------------------

Noninterest Income

     As presented in Table Four, noninterest income increased $823 million to $4.0 billion for the three months ended March 31, 2000 over the comparable 1999 period, primarily reflecting higher levels of equity investment gains, trading account profits, investment banking income and card income, partially offset by a decline in other income.


Table Four
Noninterest Income
--------------------------------------------------------------------------------------------------------------------
                                                                        Three Months                Increase/
                                                                       Ended March 31              (Decrease)
                                                               -----------------------------------------------------
(Dollars in millions)                                                2000          1999         Amount     Percent
--------------------------------------------------------------------------------------------------------------------
Consumer service charges                                             $ 618         $ 603           $15       2.5 %
Corporate service charges                                              489           453            36       7.9
--------------------------------------------------------------------------------------------------------------------
   Total service charges                                             1,107         1,056            51       4.8
--------------------------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                             364           311            53      17.0
Corporate investment and brokerage services                            121           115             6       5.2
--------------------------------------------------------------------------------------------------------------------
   Total investment and brokerage services                             485           426            59      13.8
--------------------------------------------------------------------------------------------------------------------
Mortgage servicing income                                              128           132            (4)     (3.0)
Investment banking income                                              397           233           164      70.4
Equity investment gains                                                563           155           408       n/m
Card income                                                            484           394            90      22.8
Trading account profits                                                724           500           224      44.8
Other income                                                           158           327          (169)    (51.7)
--------------------------------------------------------------------------------------------------------------------
     Total                                                          $4,046        $3,223         $ 823      25.5 %
--------------------------------------------------------------------------------------------------------------------
n/m = not meaningful


o Service charges include deposit account service charges, non-deposit service charges and fees, bankers' acceptances and letters of credit fees and fees on factored accounts receivable. Service charges increased $51 million to $1.1 billion for the three months ended March 31, 2000 compared to the same period in 1999, primarily due to higher levels of corporate service charges which increased $36 million to $489 million compared to the same 1999 period. The increase in corporate service charges mainly reflected higher revenue from service charge fees on commercial deposit accounts and treasury management fees. Consumer service charges increased $15 million to $618 million as lower growth levels compared to corporate service charges reflected the Corporation's efforts to strengthen relationships with and reward valued customers by reducing or waiving certain fees.

o Investment and brokerage services include personal and institutional asset management fees, and consumer and corporate brokerage fees. Income from investment and brokerage services was $485 million for the three months ended March 31, 2000, an increase of $59 million over the same period in 1999, primarily attributable to higher revenue from consumer investment and brokerage services. Revenue from consumer investment and brokerage services totaled $364 million for the three months ended March 31, 2000, an increase of $53 million compared to the respective 1999 period, primarily reflecting new business and market growth. Income from corporate investment and brokerage services increased $6 million to $121 million for the three months ended March 31, 2000 over the comparable 1999 period.

o Mortgage servicing income decreased $4 million to $128 million for the three months ended March 31, 2000 over the respective 1999 period, primarily reflecting the effect of lower origination activity which was partially offset by higher mortgage servicing fees and slower prepayment speeds. The average managed portfolio of loans serviced increased $51.4 billion to $320.9 billion for the three months ended March 31, 2000 over the comparable period in 1999. First mortgage loans originated through the Corporation decreased $8.9 billion to $13.4 billion for the three months ended March 31, 2000 compared to the respective period in 1999, reflecting a slowdown in refinancings as a result of a general increase in levels of interest rates. Origination volume for the three months ended March 31, 2000 was composed of approximately $5.0 billion of retail loans and $8.4 billion of correspondent and wholesale loans.

     In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the period between the loan commitment date and the loan funding date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was $2.9 billion at March 31, 2000 with associated net unrealized losses of $12 million. At December 31, 1999, the notional amount of such contracts was $2.7 billion with associated net unrealized gains of $18 million. These contracts have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain swap contracts. At March 31, 2000, deferred net gains from mortgage servicing rights hedging activity were $32 million, comprised of unamortized realized deferred gains of $239 million and unrealized losses of $207 million on closed and open positions, respectively. At December 31, 1999, deferred net losses from mortgage servicing rights hedging activity were $20 million, comprised of unamortized realized deferred gains of $313 million and unrealized losses of $333 million on closed and open positions, respectively. Notional amounts of hedge instruments used for mortgage servicing rights hedging activities were $44.7 billion and $43.4 billion at March 31, 2000 and December 31, 1999, respectively.
o Investment banking income was $397 million for the three months ended March 31, 2000, an increase of $164 million over the same 1999 period reflecting the Corporation's continued growth and market share gains in this business. Securities underwriting fees increased $107 million to $179 million for the three months ended March 31, 2000, mainly due to strong growth in equity underwriting which more than offset the slowdown in the fixed income markets. Syndication fees increased $61 million to $131 million for the three months ended March 31, 2000 compared to the respective 1999 period, reflecting the Corporation's continued strong position as lead arranger on syndications. Advisory services fees increased $30 million to $72 million for the three months ended March 31, 2000 from the comparable 1999 period, primarily attributable to strong revenue from a higher volume of large merger and acquisition deals. Investment banking income by major activity follows:

--------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                       March 31
                                                            --------------------------------
(Dollars in millions)                                           2000              1999
--------------------------------------------------------------------------------------------
Investment banking income
Securities underwriting                                             $179               $72
Syndications                                                         131                70
Advisory services                                                     72                42
Other                                                                 15                49
--------------------------------------------------------------------------------------------
Total                                                               $397              $233
--------------------------------------------------------------------------------------------

o Equity investment gains include investments in both principal investing and strategic technology areas. Equity investment gains were $563 million for the three months ended March 31, 2000, an increase of $408 million over the respective 1999 period, reflecting realized returns on equity investments of $374 million and appreciation in fair value of $189 million. The realized returns on equity investments included $295 million primarily from principal investing and a $79 million realized gain from an equity investment in the strategic technology area.

o Card income includes merchant discount, ATM, checkcard and interchange fees. Card income increased $90 million to $484 million for the three months ended March 31, 2000 over the same 1999 period, primarily due to higher levels of activity in debit cards, interchange fees and merchant discounts. Card income included revenue of $39 million and $37 million from the securitized portfolio for the three months ended March 31, 2000 and 1999, respectively.

o Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Corporation's Consolidated Statement of Income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding charge or benefit. Trading account profits, as well as trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities.

     Trading-related revenue was $941 million for the three months ended March 31, 2000, an increase of $274 million over the comparable period in 1999, primarily due to higher revenues from interest rate contracts and equities, partially offset by a decrease in fixed income. Income from interest rate contracts increased $94 million to $308 million over the same 1999 period, primarily attributable to market volatility driven by interest rate uncertainty, coupled with stronger client activity in domestic and European markets. Revenue from equities totaled $288 million, an increase of $201 million for the three months ended March 31, 2000 over the respective 1999 period, reflecting continued growth of this business through enhanced client deal activity and volatility in equity markets. Fixed income decreased $20 million to $171 million for the three months ended March 31, 2000 from the same period in 1999, primarily attributable to the negative impact of spread widening on real estate trading.


---------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                               March 31
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                   2000           1999
---------------------------------------------------------------------------------------------
Trading account profits - as reported                                    $724           $500
Net interest income                                                       217            167
---------------------------------------------------------------------------------------------
Total trading-related revenue                                            $941           $667
---------------------------------------------------------------------------------------------
Trading-related revenue by product
Foreign exchange contracts                                               $158           $158
Interest rate contracts                                                   308            214
Fixed income                                                              171            191
Equities                                                                  288             87
Commodities and other                                                      16             17
---------------------------------------------------------------------------------------------
Total trading-related revenue                                            $941           $667
---------------------------------------------------------------------------------------------


o Other income was $158 million for the three months ended March 31, 2000, a decrease of $169 million from the comparable 1999 period, reflecting no significant items. Other income for the three months ended March 31, 1999 included securitizations gains, lower insurance commissions and gains on the disposition of certain businesses compared to the same period in 2000.

Other Noninterest Expense

     As presented in Table Five, the Corporation's other noninterest expense increased $170 million to $4.6 billion for the three months ended March 31, 2000 from the comparable 1999 period. This increase was attributable to higher levels of personnel and other general operating expense, partially offset by declines in equipment, data processing, marketing and professional fees expense.


Table Five
Other Noninterest Expense
--------------------------------------------------------------------------------------------
                                                 Three Months                Increase/
                                                Ended March 31               (Decrease)
--------------------------------------------------------------------------------------------
(Dollars in millions)                        2000           1999         Amount     Percent
--------------------------------------------------------------------------------------------
Personnel                                 $2,534         $2,333          $201       8.6  %
Occupancy                                    418            396            22       5.6
Equipment                                    301            358           (57)    (15.9)
Marketing                                    119            147           (28)    (19.0)
Professional fees                            105            126           (21)    (16.7)
Amortization of intangibles                  217            222            (5)     (2.3)
Data processing                              159            190           (31)    (16.3)
Telecommunications                           131            136            (5)     (3.7)
Other general operating                      515            420            95      22.6
General administrative and other             124            125            (1)      (.8)
--------------------------------------------------------------------------------------------
     Total                                $4,623         $4,453          $170       3.8  %
--------------------------------------------------------------------------------------------


o Personnel expense increased $201 million to $2.5 billion for the three months ended March 31, 2000 compared to the same period in 1999, primarily attributable to higher revenue-related incentive compensation.

o Equipment expense was $301 million for the three months ended March 31, 2000, a decrease of $57 million from the respective 1999 period, reflecting declines in repairs and maintenance expense and purchases of non-capitalized equipment.

o Marketing expense decreased $28 million to $119 million for the three months ended March 31, 2000 compared to the respective 1999 period, due to timing differences related to the underlying marketing efforts across the Corporation.

o Professional fees declined $21 million to $105 million for the three months ended March 31, 2000 from the comparable period in 1999, primarily reflecting lower consulting fees.

o Data processing expense was $159 million for the three months ended March 31, 2000, a decrease of $31 million from the same 1999 period, mainly reflecting a decline in expense due to the completion of Year 2000 and certain transition projects and a decrease in item processing and check clearing expense.

o Other general operating expense increased $95 million to $515 million for the three months ended March 31, 2000 over the same period in 1999, mainly a result of litigation costs related to pre-merger lawsuits and increased credit card processing expense.

Income Taxes

     The Corporation's income tax expense for the three months ended March 31, 2000 was $1.3 billion for an effective tax rate of 36.6 percent compared to $1.1 billion for an effective tax rate of 36.0 percent for the same period in 1999.

Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet, which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. With the exception of average managed loans, the average balances discussed below can be derived from Table Three.

     Average levels of customer-based funds increased $6.7 billion to $296.1 billion for the three months ended March 31, 2000, compared to $289.4 billion for the three months ended March 31, 1999, primarily due to an increase in demand and savings deposits. As a percentage of total sources, average levels of customer-based funds decreased to 45 percent for the three months ended March 31, 2000 from 47 percent for the three months ended March 31,1999.

     Average levels of market-based funds increased $22.2 billion for the three months ended March 31, 2000 to $203.8 billion compared to $181.6 billion for the three months ended March 31, 1999. In addition, average levels of long-term debt increased $11.6 billion to $64.3 billion for the three months ended March 31, 2000 over the same period in 1999, mainly the result of borrowings to fund earning asset growth, business development opportunities and share repurchases, and to build liquidity and repay maturing debt.

     The average securities portfolio for the three months ended March 31, 2000 increased $12.4 billion over the same period in 1999, representing 14 percent of total uses of funds for the three months ended March 31, 2000, compared to 12 percent for the same period in 1999. See the following "Securities" section for additional information on the securities portfolio.

     Average loans and leases, the Corporation's primary use of funds, increased $15.8 billion to $376.6 billion for the three months ended March 31, 2000 compared to $360.7 billion for the same period in 1999. Average managed loans and leases during the same periods increased $34.2 billion to $405.5 billion in 2000. This increase in average managed loans and leases primarily reflects growth and retention of residential mortgages and growth in consumer finance loans due to the impact of the portfolio purchase program currently in place.

     Average other assets and cash and cash equivalents increased $1.9 billion to $87.8 billion for the three months ended March 31, 2000 compared to $85.9 billion for the same period in 1999, due largely to increases in the average balances of derivative-dealer assets and mortgage servicing rights. These increases were partially offset by a decrease in secured accounts receivable.

     At March 31, 2000, cash and cash equivalents were $27.3 billion, an increase of $270 million from December 31, 1999. During the three months ended March 31, 2000, net cash used in operating activities was $5.5 billion, net cash used in investing activities was $11.2 billion and net cash provided by financing activities was $17.0 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 5 of the consolidated financial statements.

     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation monitors its assets and liabilities and modifies these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. The Corporation also takes into consideration the ability of its subsidiary banks to pay dividends to the Bank of America Corporation. For additional information on the dividend capabilities of subsidiary banks, see Note Twelve on page 82 of the Corporation's 1999 Annual Report on Form 10-K.

Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

Securities

     The securities portfolio at March 31, 2000 consisted of available-for-sale securities totaling $82.6 billion and held-for-investment securities totaling $1.3 billion compared to $81.7 billion and $1.4 billion, respectively, at December 31, 1999.

     The valuation allowance for available-for-sale securities and marketable equity securities included in shareholders' equity at March 31, 2000, reflects unrealized losses of $2.3 billion, net of related income taxes of $1.3 billion, primarily reflecting market valuation adjustments of $4.0 billion pre-tax net unrealized losses on available-for-sale securities and $355 million pre-tax net unrealized gains on marketable equity securities. The valuation allowance included in shareholders' equity at December 31, 1999, reflects unrealized losses of $2.5 billion, net of related income taxes of $1.1 billion, primarily reflecting market valuation adjustments of $3.8 billion pre-tax net unrealized losses on available-for-sale securities and $248 million pre-tax net unrealized gains on marketable equity securities. The change in the valuation allowance was primarily attributable to improvement in the equity markets during the first three months of 2000. Unrealized losses on available-for-sale securities were virtually unchanged as decreases in the long end of the U.S. Treasury yield curve were offset by increases in short-term rates.

     At March 31, 2000 and December 31, 1999, the market value of the Corporation's held-for-investment securities reflected pre-tax net unrealized losses of $113 million and $152 million, respectively.

     The  estimated  average  duration  of  the  available-for-sale   securities
portfolio was 4.06 years at March 31, 2000 compared to 4.05 years at December 31, 1999.

Capital Resources and Capital Management

     Shareholders' equity at March 31, 2000 was $45.3 billion compared to $44.4 billion at December 31, 1999, an increase of $867 million. The increase was primarily due to net earnings (net income less dividends) of $1.4 billion combined with the recognition of $166 million after-tax net unrealized gains on available-for-sale securities and marketable equity securities. The increase was partially offset by the repurchase of 20 million shares of common stock for approximately $911 million.

     Presented below are the regulatory risk-based capital ratios and capital amounts for the Corporation and Bank of America, N.A. at March 31, 2000 and December 31, 1999. The Corporation and Bank of America, N.A. were considered "well-capitalized" at March 31, 2000.



-------------------------------------------------------------------------------------------------
                                      March 31, 2000                      December 31, 1999
                                     ------------------------------------------------------------
(Dollars in millions)                       Ratio           Amount         Ratio         Amount
-------------------------------------------------------------------------------------------------
Tier 1 Capital
Bank of America Corporation                  7.42   %         $39,355       7.35   %     $38,651
Bank of America, N.A.                        7.95              39,687       7.78          38,616

Total Capital
Bank of America Corporation                 11.00              58,376      10.88          57,192
Bank of America, N.A.                       11.06              55,223      10.91          54,132

Leverage
Bank of America Corporation                  6.17              39,355       6.26          38,651
Bank of America, N.A.                        7.00              39,687       6.74          38,616
-------------------------------------------------------------------------------------------------

                                       39

     The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 Capital less investments in unconsolidated banking and finance subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. In calculating risk-weighed assets, assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. At March 31, 2000, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

     At March 31, 2000, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk-based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

Credit Risk Management and Credit Portfolio Review

    The following section discusses credit risk in the loan portfolio. The Corporation's primary credit exposure is focused in its loans and leases portfolio, which totaled $382.1 billion and $370.7 billion at March 31, 2000 and December 31, 1999, respectively. In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Table Six presents the distribution of loans and leases by category. Additional information on the Corporation's real estate, industry and foreign exposures can be found in the "Concentrations of Credit Risk" section beginning on page 47.

Table Six
Distribution of Loans and Leases
-----------------------------------------------------------------------------------------------------
                                                  March 31, 2000               December 31, 1999
                                              -------------------------------------------------------
(Dollars in millions)                            Amount       Percent         Amount      Percent
-----------------------------------------------------------------------------------------------------
Commercial - domestic                              $145,615        38.1 %       $143,450      38.7 %
Commercial - foreign                                 27,926         7.3           27,978       7.5
Commercial real estate - domestic                    24,741         6.5           24,026       6.5
Commercial real estate - foreign                        359          .1              325        .1
-----------------------------------------------------------------------------------------------------
     Total commercial                               198,641        52.0          195,779      52.8
-----------------------------------------------------------------------------------------------------
Residential mortgage                                 89,574        23.4           81,860      22.1
Home equity lines                                    18,062         4.7           17,273       4.7
Direct/Indirect consumer                             41,398        10.8           42,161      11.4
Consumer finance                                     23,585         6.2           22,326       6.0
Bankcard                                              8,609         2.3            9,019       2.4
Foreign consumer                                      2,216          .6            2,244        .6
-----------------------------------------------------------------------------------------------------
     Total consumer                                 183,444        48.0          174,883      47.2
-----------------------------------------------------------------------------------------------------
          Total loans and leases                   $382,085       100.0 %       $370,662     100.0 %
-----------------------------------------------------------------------------------------------------


   Commercial Portfolio

     Commercial - domestic loans outstanding totaled $145.6 billion and $143.5 billion at March 31, 2000 and December 31, 1999, respectively, or 38 percent and 39 percent of total loans and leases, respectively. The Corporation had commercial - domestic loan net charge-offs of $172 million, or 0.47 percent of average commercial - domestic loans for the three months ended March 31, 2000, compared to $181 million, or 0.53 percent of average commercial - domestic loans for the three months ended March 31, 1999. Nonperforming commercial - domestic loans were $1.3 billion, or 0.89 percent of commercial - domestic loans at March 31, 2000, compared to $1.2 billion, or 0.81 percent of commercial - domestic loans at December 31, 1999. Commercial - domestic loans past due 90 days or more and still accruing interest were $136 million at March 31, 2000, compared to $135 million at December 31, 1999, or 0.09 percent of commercial - domestic loans for both periods. Table Eleven presents aggregate commercial loan and lease exposures by certain significant industries.

     Commercial - foreign loans outstanding totaled $27.9 billion and $28.0 billion at March 31, 2000 and December 31, 1999, respectively, or seven percent and eight percent of total loans and leases, respectively. The Corporation had commercial - foreign loan net charge-offs for the three months ended March 31, 2000 of $5 million, or 0.08 percent of average commercial - foreign loans, compared to $29 million, or 0.37 percent of average commercial - foreign loans for the three months ended March 31, 1999. Nonperforming commercial foreign loans were $500 million, or 1.79 percent of commercial - foreign loans at March 31, 2000, compared to $486 million, or 1.74 percent at December 31, 1999. Commercial - foreign loans past due 90 days or more and still accruing interest were $35 million, or 0.13 percent of commercial - foreign loans at March 31, 2000, compared to $58 million, or 0.21 percent of commercial - foreign loans at December 31, 1999. For additional information see the Regional Foreign Exposure discussion beginning on page 48.

     Commercial real estate - domestic loans totaled $24.7 billion and $24.0 billion at March 31, 2000 and December 31, 1999, respectively, or seven percent of total loans and leases for both period ends. At March 31, 2000, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $7 million, or 0.03 percent of total commercial real estate - domestic loans, compared to $6 million, or 0.02 percent at December 31, 1999. Table Ten displays commercial real estate loans by geographic region and property type, including the portion of such loans which are nonperforming, and other real estate credit exposures.

   Consumer Portfolio

     At March 31, 2000 and December 31, 1999, total domestic consumer loans outstanding totaled $181.2 billion and $172.6 billion, respectively, or 47 percent of total loans and leases for both period ends. Additional information on the Corporation's consumer loan portfolio can be found in the average earning asset discussion within the "Net Interest Income" section on page 30 and "Balance Sheet Review and Liquidity Risk Management" section on page 38.

     Residential mortgage loans increased to $89.6 billion at March 31, 2000, compared to $81.9 billion at December 31, 1999. Net charge-offs on residential mortgage loans remained negligible at $4 million, or 0.02 percent of average residential mortgage loans for the three months ended March 31, 2000. Nonperforming residential mortgage loans were $483 million at March 31, 2000, down $46 million from December 31, 1999.

     Bankcard receivables decreased to $8.6 billion at March 31, 2000, compared to $9.0 billion at December 31, 1999. Net charge-offs on bankcard receivables for the three months ended March 31, 2000 declined $74 million from the same period in 1999 to $81 million, or 3.86 percent of average bankcard receivables. The decline resulted from portfolio sales in 1999 and continued declines in delinquency levels and bankruptcy filing rates resulting in lower charge-offs. Bankcard loans past due 90 days and still accruing interest were $131 million, or 1.53 percent of bankcard receivables at March 31, 2000, compared to $138 million, or 1.53 percent at December 31, 1999.

     Consumer finance loans outstanding totaled $23.6 billion and $22.3 billion at March 31, 2000 and December 31, 1999, respectively, or six percent of total loans and leases for both period ends. The Corporation had consumer finance net charge-offs of $57 million or 1.01 percent of average consumer finance loans for the three months ended March 31, 2000, compared to $48 million, or 1.22 percent for the three months ended March 31, 1999. Consumer finance nonperforming loans increased to $737 million at March 31, 2000 from $598 million at December 31, 1999 reflecting continued growth and seasoning in this portfolio.

     Other domestic consumer loans, which include direct and indirect consumer loans and home equity lines of credit increased to $59.5 billion at March 31, 2000, compared to $59.4 billion at December 31, 1999.

    Total consumer loans past due 90 days or more and still accruing interest were $283 million, or 0.15 percent of total consumer loans at March 31, 2000, compared to $322 million, or 0.18 percent at December 31, 1999.

Nonperforming Assets

     As presented in Table Seven, nonperforming assets increased to $3.5 billion, or 0.91 percent of loans, leases and foreclosed properties at March 31, 2000 from $3.2 billion, or 0.86 percent at December 31, 1999. Nonperforming loans increased to $3.3 billion at March 31, 2000 from $3.0 billion at December 31, 1999, primarily due to several large commercial - domestic loans and higher consumer finance non-performers due to growth and seasoning in that portfolio. The allowance coverage of nonperforming loans was 207 percent at March 31, 2000 compared to 224 percent at December 31, 1999.

     In order to respond when deterioration of a credit occurs, internal loan workout units are devoted to providing specialized expertise and full-time management and/or collection of certain nonperforming assets as well as certain performing loans. Management believes concerted collection strategies and a proactive approach to managing overall problem assets have expedited the disposition, collection and renegotiation of nonperforming and other lower-quality assets. As part of this process, management routinely evaluates all reasonable alternatives, including the sale of assets individually or in groups, and selects the optimal strategy.

     At March 31, 2000 and December 31, 1999, residential mortgage loans comprised 15 percent and 17 percent, respectively, of total nonperforming assets. Due to the nature of the collateral securing residential mortgage loans and a history of low losses, the Corporation considers these loans to be low risk nonperforming assets.

     Foreclosed properties increased to $179 million at March 31, 2000 compared to $163 million at December
31, 1999.

     Note Four of the consolidated financial statements on page 10 provides the reported investment in specific loans considered to be impaired at March 31, 2000 and December 31, 1999. The Corporation's investment in specific loans that were considered to be impaired at March 31, 2000 were $2.2 billion, compared to $2.1 billion at December 31, 1999. Commercial - domestic impaired loans increased $153 million to $1.3 billion at March 31, 2000, compared to December 31, 1999, due to several large commercial - domestic loans. Both commercial - foreign and commercial real estate - domestic impaired loans remained essentially unchanged at $0.5 billion at March 31, 2000 and December 31, 1999.

Table Seven
Nonperforming Assets
-------------------------------------------------------------------------------------------------------------------------

                                                    March 31      December 31   September 30    June 30       March 31
(Dollars in millions)                                 2000           1999           1999          1999           1999
-------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                                 $1,301          $1,163        $1,026         $1,085        $1,085
Commercial - foreign                                     500             486           477            492           434
Commercial real estate - domestic                        208             191           174            203           272
Commercial real estate - foreign                           3               3             3              3             3
-------------------------------------------------------------------------------------------------------------------------
    Total commercial                                   2,012           1,843         1,680          1,783         1,794
-------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                     483             529           542            565           634
Home equity lines                                         45              46            44             44            41
Direct/Indirect consumer                                  18              19            16             17            20
Consumer finance                                         737             598           519            382           332
Foreign consumer                                           7               7             9             21            17
-------------------------------------------------------------------------------------------------------------------------
    Total consumer                                     1,290           1,199         1,130          1,029         1,044
-------------------------------------------------------------------------------------------------------------------------
        Total nonperforming loans                      3,302           3,042         2,810          2,812         2,838
-------------------------------------------------------------------------------------------------------------------------
Foreclosed properties                                    179             163           228            258           282
-------------------------------------------------------------------------------------------------------------------------
            Total nonperforming assets                $3,481          $3,205        $3,038         $3,070        $3,120
-------------------------------------------------------------------------------------------------------------------------
Nonperforming assets as a percentage of:
    Total assets                                         .53  %          .51  %        .49  %         .50 %         .51 %
    Loans, leases and foreclosed
        properties                                       .91             .86           .84            .84           .86

Loans past due 90 days or more and not
    classified as nonperforming                        $ 461            $521          $466           $631          $571
--------------------------------------------------------------------------------------------------------------------------

Net  Charge-offs  - Net  charge-offs  by loan  category are  presented in Table
Eight.


Table Eight
Net Charge-offs in Dollars and as a Percentage of Average Loans and Leases Outstanding (1)
------------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months
                                                                                         Ended March 31
                                                                              ------------------------------------------
(Dollars in millions)                                                                2000                 1999
------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                                                            $172     .47 %       $181     .53 %
Commercial - foreign                                                                5     .08           29     .37
Commercial real estate - domestic                                                   6     .10           (2)    n/m
Commercial real estate - foreign                                                   (2)    n/m            -       -
------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                             181     .37          208     .43
------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                                4     .02            5     .03
Home equity lines                                                                   3     .07            4     .10
Direct/Indirect consumer                                                           91     .88           95     .93
Consumer finance                                                                   57    1.01           48    1.22
Bankcard                                                                           81    3.86          155    5.63
Other consumer - domestic                                                           2       -            -       -
Foreign consumer                                                                    1     .12            4     .43
------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                               239     .54          311     .77
------------------------------------------------------------------------------------------------------------------------
          Total net charge-offs                                                  $420     .45 %       $519     .58 %
------------------------------------------------------------------------------------------------------------------------
Managed bankcard net charge-offs and ratios (2)                                  $257    5.43 %       $294    6.01 %
------------------------------------------------------------------------------------------------------------------------
  n/m = not meaningful

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

     Portions of the allowance for credit losses are assigned to cover the estimated probable incurred losses in each loan and lease category based on the results of the Corporation's detailed review process as described above. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit, including geographic and industry concentrations. The assigned portion of the allowance for credit losses continues to be weighted toward the commercial loan portfolio, reflecting a higher level of nonperforming loans and the potential for higher individual losses. The remaining unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic conditions, thereby minimizing the risk related to the margin of imprecision inherent in the estimation of the assigned allowance for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflects management's best estimate of incurred credit losses as of the balance sheet date.

     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at March 31, 2000. Table Nine provides the changes in the allowance for credit losses for the three months ended March 31, 2000.



Table Nine
Allowance For Credit Losses
------------------------------------------------------------------------------------------------------
                                                                               Three Months
                                                                              Ended March 31
                                                                       -------------------------------
(Dollars in millions)                                                      2000           1999
------------------------------------------------------------------------------------------------------
Balance, January 1                                                          $ 6,828        $ 7,122
Loans and leases charged off
Commercial - domestic                                                          (202)          (206)
Commercial - foreign                                                            (12)           (30)
Commercial real estate - domestic                                                (8)            (2)
------------------------------------------------------------------------------------------------------
     Total commercial                                                          (222)          (238)
------------------------------------------------------------------------------------------------------
Residential mortgage                                                             (7)            (7)
Home equity lines                                                                (5)            (6)
Direct/Indirect consumer                                                       (146)          (140)
Consumer finance                                                                (93)           (98)
Bankcard                                                                        (94)          (172)
Other consumer domestic                                                          (2)             -
Foreign consumer                                                                 (1)            (5)
------------------------------------------------------------------------------------------------------
     Total consumer                                                            (348)          (428)
------------------------------------------------------------------------------------------------------
          Total loans and leases charged off                                   (570)          (666)
------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                            30             25
Commercial - foreign                                                              7              1
Commercial real estate - domestic                                                 2              4
Commercial real estate - foreign                                                  2              -
------------------------------------------------------------------------------------------------------
     Total commercial                                                            41             30
------------------------------------------------------------------------------------------------------
Residential mortgage                                                              3              2
Home equity lines                                                                 2              2
Direct/Indirect consumer                                                         55             45
Consumer finance                                                                 36             50
Bankcard                                                                         13             17
Foreign consumer                                                                  -              1
------------------------------------------------------------------------------------------------------
     Total consumer                                                             109            117
------------------------------------------------------------------------------------------------------
          Total recoveries of loans and leases previously charged off           150            147
------------------------------------------------------------------------------------------------------
               Net charge-offs                                                 (420)          (519)
------------------------------------------------------------------------------------------------------
Provision for credit losses                                                     420            510
Other, net                                                                       (1)            10
------------------------------------------------------------------------------------------------------
     Balance, March 31                                                      $ 6,827        $ 7,123
------------------------------------------------------------------------------------------------------
Loans and leases outstanding at March 31                                   $382,085       $363,102
Allowance for credit losses as a percentage of
    loans and leases outstanding at March 31                                   1.79 %         1.96 %
Average loans and leases outstanding during the period                     $376,584       $360,746
Annualized net charge-offs as a percentage of average loans
   and leases outstanding during the period                                     .45 %          .58 %
Allowance for credit losses as a percentage of
   nonperforming loans at end of period                                      206.79         250.99
------------------------------------------------------------------------------------------------------

   Concentrations of Credit Risk

     In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Ten, Eleven and Twelve.

     The exposures presented in Table Ten represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposures included in the table do not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

Table Ten
Commercial Real Estate Loans, Foreclosed Properties
and Other Real Estate Credit Exposures
----------------------------------------------------------------------------------------------------------------------
March 31, 2000
                                                                                                               Other
                                                              Loans                     Foreclosed             Credit
                                              --------------------------------------
(Dollars in millions)                             Outstanding         Nonperforming    Properties (1)        Exposures (2)
------------------------------------------------------------------------------------------------------------------------
By Geographic Region (3)
California                                                 $5,515           $ 8                 $13              $641
Southwest                                                   3,783            25                   2               476
Northwest                                                   2,763             2                   1               102
Florida                                                     2,446            25                   3               347
Midwest                                                     2,239            60                  31               314
Mid-Atlantic                                                1,617            28                   1               276
Carolinas                                                   1,273             9                   3                33
Midsouth                                                    1,190             3                   2               118
Northeast                                                     640            17                   -               256
Other states                                                  897            31                  10                93
Non-US                                                        370             3                   -                 -
Geographically diversified                                  2,367             -                   -                 -
------------------------------------------------------------------------------------------------------------------------
     Total                                                $25,100          $211                 $66            $2,656
------------------------------------------------------------------------------------------------------------------------

By Property Type
Apartments                                                 $4,857           $46                  $1             $ 748
Office buildings                                            4,792            25                   3               208
Shopping centers/retail                                     3,185            27                  25               414
Residential                                                 3,106            27                   3               248
Industrial/warehouse                                        2,110            17                   6                57
Land and land development                                   1,254            11                  11               148
Hotels/motels                                               1,229            17                   -               131
Unsecured                                                     734             1                   2                 3
Miscellaneous commercial                                      711             4                  12                24
Multiple use                                                  664             2                   -                44
Non-US                                                        370             -                   -                 -
Other                                                       2,088            34                   3               631
------------------------------------------------------------------------------------------------------------------------
     Total                                                $25,100          $211                 $66            $2,656
------------------------------------------------------------------------------------------------------------------------
(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.

      Table Eleven below presents aggregate commercial loan and lease exposures by certain significant industries at March 31, 2000.


Table Eleven
Significant Industry Loans and Leases (1)
------------------------------------------------------------------------
March 31, 2000
(Dollars in millions)                                        Outstanding
------------------------------------------------------------------------
Transportation                                                  $11,486
Media                                                             9,098
Equipment and general manufacturing                               8,555
Healthcare                                                        8,467
Business services                                                 8,401
Agribusiness                                                      8,079
Retail                                                            7,119
Autos                                                             6,655
Oil and gas                                                       6,249
Telecommunications                                                5,232
------------------------------------------------------------------------
(1) Includes only non-real estate commercial loans and leases.

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

     In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Twelve sets forth selected regional foreign exposure at March 31, 2000. At March 31, 2000, the Corporation's total exposure to these select countries was $27.5 billion, a decrease of $272 million from December 31, 1999.

     Table Twelve presents the Corporation's selected regional foreign exposure at March 31, 2000. The following table is based on the Federal Financial
Institutions Examination Council's instructions for periodic reporting of foreign exposures. The table has been expanded to include "Gross Local Country Claims" as defined in the table below and may not be consistent with disclosures by other financial institutions.


Table Twelve
Regional Foreign Exposure
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Increase        Increase
                                           Total        Gross         Other           Total        (Decrease)      (Decrease)
                                           Cross-       Local         Cross-         Exposure         from            from
                                           Border      Country        Border        March 31,     December 31,    December 31,
(Dollars in millions)                      Loans        Claims (1)     Claims (2)      2000           1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Region/Country
Asia
China                                      $ 84        $   96       $   335          $   515        $   159          $    66
Hong Kong                                    57         4,060           292            4,409             90             (779)
India                                       579         1,238           234            2,051             67             (467)
Indonesia                                   319            88            65              472            (50)            (251)
Japan                                       168         1,108         2,112            3,388           (413)          (1,673)
Korea (South)                               326           925         1,039            2,290            152              411
Malaysia                                      -           571            47              618             28             (110)
Pakistan                                     12           294            21              327              4              (25)
Philippines                                 185           149           115              449            (54)            (134)
Singapore                                    88         1,084           306            1,478            186             (528)
Taiwan                                      233           628           137              998             37           (1,292)
Thailand                                     63           482            85              630             22             (320)
Other                                         3           116            11              130            (20)             (23)
---------------------------------------------------------------------------------------------------------------------------------
Total                                     2,117        10,839         4,799           17,755            208           (5,125)
---------------------------------------------------------------------------------------------------------------------------------
Central and Eastern Europe
Russian Federation                            7             -             4               11             (7)             (49)
Turkey                                      144             -           103              247             29             (218)
Other                                        82            46           101              229             (6)             (10)
--------------------------------------------------------------------------------------------------------------------------------
Total                                       233            46           208              487             16             (277)
--------------------------------------------------------------------------------------------------------------------------------
Latin America
Argentina                                   557           258           153              968           (170)            (299)
Brazil                                      985           725           765            2,475            (33)            (943)
Chile                                       751           220            91            1,062             63             (589)
Colombia                                    333            33            90              456            (36)            (342)
Mexico                                    1,437           200         1,906            3,543           (332)          (1,395)
Venezuela                                   136            18           258              412             (1)            (145)
Other                                       190             -           170              360             13              (70)
--------------------------------------------------------------------------------------------------------------------------------
Total                                     4,389         1,454         3,433            9,276           (496)          (3,783)
--------------------------------------------------------------------------------------------------------------------------------
    Total                                $6,739       $12,339        $8,440          $27,518          $(272)         $(9,185)
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes the following claims by the Corporation's foreign offices on local country residents regardless of the currency: loans, accrued interest receivable, acceptances, time deposits placed, trading account assets, other interest-earning investments, other short-term monetary assets, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and available-for-sale (at fair value) and held-for-investment (at cost) securities.
(2) All instruments in (1) that are cross-border claims excluding loans but including derivative-dealer assets (at fair value) and available-for-sale (at fair value) and held-for-investment (at cost) securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,149, Venezuela - $174, Philippines - $22 and Latin America Other - $77. Held-for-investment securities (at cost) amounted to $772 with a fair value of $648.


   International Developments

     During 1997, 1998 and part of 1999, a number of countries in Asia, Latin America and Central and Eastern Europe experienced economic difficulties due to a combination of structural problems and negative market reaction that resulted from increased awareness of these problems. While each country's situation is unique, many share common factors such as: (1) government actions which restrain normal functioning of free markets in physical goods, capital and/or currencies;
(2) perceived weaknesses of the banking systems; and (3) perceived overvaluation of local currencies and/or pegged exchange rate systems. These factors resulted in capital movement out of these countries or in reduced capital inflows, and, as a result, many of these countries experienced liquidity problems in addition to the structural problems.

    Since 1999 and into the first quarter of 2000, many of the Asian economies have been showing signs of recovery from prior troubles and are slowly implementing structural reforms. However, there can be no assurance that this will continue and setbacks could be expected. Since early 1999, several Latin American economies have replaced their pegged exchange rate systems with free-floating currencies. While sustained recovery is not assured, much of Latin America is showing signs of recovery.

     Where appropriate, the Corporation has adjusted its activities (including its borrower selection) in light of the risks and opportunities discussed above. Throughout 1999, the Corporation continued to reduce its exposure in Asia, Latin America and Central and Eastern Europe, adjusting to the changing economic conditions. During the first quarter of 2000, exposure in Latin America continued to decrease while exposure in Asia and Central and Eastern Europe increased slightly. The increases in exposure in Asia were mostly in the countries experiencing a stronger economic recovery. The Corporation will continue to monitor and adjust its foreign activities on a country-by-country basis depending on management's judgment of the likely developments in each country and will take action as deemed appropriate.

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

Trading Portfolio

     The table below sets forth the calculated value-at-risk (VAR) amounts for the twelve months ended March 31, 2000 and March 31, 1999. The amounts are calculated on a pre-tax basis. The Corporation performs the VAR calculation for each major trading portfolio segment on a daily basis. It then calculates the combined VAR across these portfolio segments using two different sets of assumptions. The first calculation assumes that each portfolio segment experiences adverse price movements at the same time (i.e., the price movements are perfectly correlated). The second calculation assumes that these adverse price movements within the major portfolio segments do not occur at the same time (i.e., they are uncorrelated). Interest rate and foreign exchange risks were generally lower for the twelve months ended March 31, 2000 than for the twelve months ended March 31, 1999 due to the decreased emphasis on proprietary risk-taking and the establishment of the Euro as a currency. Equity risk was generally higher for the twelve months ended March 31, 2000 than for the twelve months ended March 31, 1999 due to growth in the equity business. For additional discussion of market risk associated with the trading portfolio, the VAR model and how the Corporation manages its exposure to market risk, see pages 42 and 43 of the Corporation's 1999 Annual Report on Form 10-K. The composition of the trading portfolio and the related fair value are included in Note Three of the consolidated financial statements on page 8.

Trading Activities Market Risk
------------------------------------------------------------------------------------------------------------------------------------
                                               Twelve Months Ended March 31, 2000              Twelve Months Ended March 31, 1999
                                         -------------------------------------------------------------------------------------------
(U.S. dollar equivalents in millions)       Average VAR     High VAR(1)     Low VAR (1)   Average VAR   High VAR (1)     Low VAR (1)
------------------------------------------------------------------------------------------------------------------------------------
Based on perfect positive correlation
 Interest rate                                   $77.6           $93.6           $66.9        $120.3         $163.8           $91.5
 Foreign currency                                 13.8            23.5             8.5          24.0           45.9             7.9
 Commodities                                       2.0             6.4             0.6           3.3            6.9             0.9
 Equity                                           18.6            36.2             7.6           4.9           10.9             1.0
Based on zero correlation
 Interest rate                                    23.7            27.8            18.6          37.1           49.9            24.8
 Foreign currency                                 11.5            21.7             6.9          20.4           40.0             6.1
 Commodities                                       1.6             5.8             0.5           2.5            5.3             0.6
 Equity                                           17.6            35.1             6.7           3.9            9.5             1.0
------------------------------------------------------------------------------------------------------------------------------------
(1) The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the components


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

     Available-for-sale securities had an unrealized loss of $4.0 billion at March 31, 2000, compared to an unrealized loss of $3.8 billion at December 31, 1999. The expected maturities, unrealized gains and losses and weighted average effective yield and rate associated with the Corporation's other significant non-trading on-balance sheet financial instruments at March 31, 2000 were not significantly different from those at December 31, 1999. For a discussion of non-trading on-balance sheet financial instruments, see page 43 and Table Eighteen on page 44 of the "Market Risk Management" section of the Corporation's 1999 Annual Report on Form 10-K.

   Interest Rate and Foreign Exchange Contracts

     Risk management interest rate contracts and foreign exchange contracts are utilized in the ALM process. Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, allow the Corporation to effectively manage its interest rate risk position. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. As reflected in Table Thirteen, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps at March 31, 2000 was $61.3 billion and $28.3 billion, respectively. The receive fixed interest rate swaps are primarily converting variable-rate commercial loans to fixed-rate. The net receive fixed position at March 31, 2000 was $33.0 billion notional compared to $37.3 billion notional at December 31, 1999. The Corporation had $7.8 billion notional and $8.0 billion notional of basis swaps at March 31, 2000 and December 31, 1999, respectively, linked primarily to loans and long-term debt. The Corporation had $37.7 billion notional and $35.1 billion notional of option products at March 31, 2000 and December 31, 1999, respectively. In addition, open foreign exchange contracts at March 31, 2000 had a notional amount of $5.2 billion compared to $6.2 billion at December 31, 1999.

    Table Thirteen also summarizes the estimated duration, weighted average receive and pay rates and the net unrealized gains and losses at March 31, 2000 and December 31, 1999 of the Corporation's open ALM interest rate swaps, as well as the average estimated duration and net unrealized gains and losses at March 31, 2000 and December 31, 1999 of the Corporation's ALM basis swaps, options, futures and forward rate and foreign exchange contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized loss of $1.7 billion and $1.6 billion at March 31, 2000 and December 31, 1999, respectively. The change was primarily attributable to an increase in interest rates. The ALM option products had a net unrealized gain of $13 million and $5 million at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000 and December 31, 1999, open foreign exchange contracts had a net unrealized loss of $67 million and $30 million, respectively.

     The amount of unamortized net realized deferred gains associated with closed ALM swaps was $112 million and $174 million at March 31, 2000 and December 31, 1999, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $72 million and $82 million at March 31, 2000 and December 31, 1999, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $20 million and $21 million at March 31, 2000 and December 31, 1999, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at March 31, 2000 and December 31, 1999.

     Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 34. See Note Six of the consolidated financial statements on page 12 for information on the Corporation's ALM contracts.



------------------------------------------------------------------------------------------------------------------------------------
March 31, 2000
                                                                              Expected Maturity                             Average
                                                    -----------------------------------------------------------------------
(Dollars in millions, average              Fair                                                                     After  Estimated
estimated duration in years)              Value        Total    2000      2001       2002     2003       2004       2004    Duration
------------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                   $(1,905)                                                                           2.93
  Notional value                                     $61,295    $7,846   $11,632    $1,916   $12,944     $ 7,086   $19,871
  Weighted average receive rate                         6.25 %    6.21  %   6.43  %   6.95  %   5.60  %     6.28  %   6.47 %
Total pay fixed swaps                           228                                                                            1.97
   Notional value                                    $28,341    $4,910    $9,743    $5,925    $2,514        $718    $4,531
   Weighted average pay rate                            6.76 %    6.71  %   6.60  %   6.91  %   7.10  %     7.46  %   6.67 %
Basis swaps                                      (2)
----------------------------------------------------
  Notional value                                      $7,787      $463     $ 595    $1,669    $4,913       $   -     $ 147
       Total swaps                           (1,679)
----------------------------------------------------
Option products                                  13
  Notional amount                                    $37,680      $635    $2,087     $ 868    $1,950     $15,661   $16,479
Futures and forward rate contracts               (3)
  Notional amount                                      $ 884      $884     $   -      $  -     $   -       $   -     $   -
----------------------------------------------------
       Total open interest rate contracts    (1,669)
Closed interest rate contracts(1)               164
----------------------------------------------------
    Net interest rate contract position      (1,505)
----------------------------------------------------
Open foreign exchange contracts                 (67)
  Notional amount                                     $5,247      $244    $1,499    $1,464     $ 112       $ 616    $1,312
----------------------------------------------------
    Total ALM contracts                     $(1,572)
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999
                                                                              Expected Maturity                              Average
                                                    -----------------------------------------------------------------------
(Dollars in millions, average              Fair                                                                     After  Estimated
estimated duration in years)              Value      Total      2000      2001       2002     2003       2004       2004    Duration
------------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                   $(1,747)                                                                            2.75
   Notional amount                                   $63,002   $13,539   $11,493    $1,637   $12,894      $7,104   $16,335
   Weighted average receive rate                        6.15 %    5.98  %   6.43  %   6.88  %   5.60  %     6.57  %   6.28 %
Total pay fixed swaps                           115                                                                             2.11
   Notional amount                                   $25,701    $6,893    $8,232    $3,175    $2,475       $ 719    $4,207
   Weighted average pay rate                            6.68 %    6.84  %   6.57  %   6.23  %   7.10  %     7.46  %   6.61 %
Basis swaps                                      (6)
----------------------------------------------------
   Notional amount                                    $7,971     $ 743     $ 601    $1,669    $4,958       $   -     $   -
       Total swaps                           (1,638)
----------------------------------------------------
Option products                                   5
   Notional amount                                   $35,134     $ 505    $2,088     $ 868    $1,950     $15,661   $14,062
Futures and forward rate contracts                3
   Notional amount                                     $ 931     $ 931     $   -      $  -     $   -       $   -     $   -

----------------------------------------------------
      Total open interest rate contracts     (1,630)
Closed interest rate contracts(1)               235
----------------------------------------------------
     Net interest rate contract position     (1,395)
----------------------------------------------------
Open foreign exchange contracts                 (30)
    Notional amount                                   $6,231     $ 273    $1,499    $2,552     $ 112       $ 623    $1,172
----------------------------------------------------
      Total ALM contracts                   $(1,425)
------------------------------------------------------------------------------------------------------------------------------------
(1) Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                               See  "Management's  Discussion  and  Analysis  of
                           Results of Operations and Financial Condition - Market Risk Management" on page 51 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.


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

                              The  Corporation  and  certain  present and former
                           officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. Similar uncertified class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified, but has since been dismissed and an appeal is pending. Of the remaining actions, one has been stayed, and a motion for class certification is pending in the other. The Missouri federal court has recently enjoined prosecution of that action as a class action. Plaintiffs' appeal of that order is pending. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

                              Management   believes   that   the   actions   and
                           proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2.  Changes in    As part of its share  repurchase  program,  during the
Securities and Use     first quarter of 2000, the  Corporation sold put options
Of Proceeds            to purchase an  aggregate of two million shares of Common
                       Stock.  These put options were sold to two independent
                       third parties for an aggregate purchase price of $14.1
                       million. The put option exercise prices range from $45.22
                       to $50.37 per share and expire in January 2001.  The put
                       option contracts  allow the Corporation to determine  the
                       method of settlement  (cash or stock).  Each of these
                       transactions  was  exempt  from  registration   under
                       Section  4(2)  of  the  Securities  Act of  1933,  as
                       amended.


Item 6. Exhibits       a)     Exhibits
and Reports on
Form 8-K               Exhibit  11- Earnings per share computation - included in
                                    Note 7 of the consolidated financial
                                    statements
                       Exhibit 12(a) - Ratio of Earnings to Fixed Charges
                       Exhibit 12(b) - Ratio of Earnings to Fixed Charges and
                                       Preferred Dividends
                       Exhibit 27- Financial Data Schedule

                       b)       Reports on Form 8-K

                       The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2000:

                       Current Report on Form 8-K dated January 18, 2000 and filed January 20, 2000, Items 5 and 7.

                       Current Report on Form 8-K dated January 25, 2000 and filed February 10, 2000, Items 5 and 7.

                       Current Report on Form 8-K dated February 8, 2000 and filed February 14, 2000, Items 5 and 7.

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




                                                  Bank of America Corporation
                                                  ---------------------------
                                                  Registrant


Date: May 15, 2000                                /s/ Marc D. Oken
      ------------                                ----------------
                                                  MARC D. OKEN
                                                  Executive Vice President and
                                                  Principal Financial Executive
                                                  (Duly Authorized Officer and
                                                  Chief Accounting Officer)

                           Bank of America Corporation

                                    Form 10-Q

                                Index to Exhibits


Exhibit           Description
-------           -----------
   11             Earnings per share computation - included in Note 7 of the consolidated financial statements

   12(a)          Ratio of Earnings to Fixed Charges

   12(b)          Ratio of Earnings to Fixed Charges and Preferred Dividends

   27             Financial Data Schedule