Form 10-Q
period 2000-06-30
BANK OF AMERICA CORP /DE/
filed 2000-08-14
CIK 70858

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


 [CHECK MARK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                 (888) 279-3457


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [CHECK MARK]  No

On July 31, 2000, there were 1,642,701,344 shares of Bank of America Corporation Common Stock outstanding.



================================================================================

                           Bank of America Corporation


June 30, 2000 Form 10-Q
--------------------------------------------------------------------------------


INDEX

                                                                                         Page
                                                                                         ----
Part I             Item 1.  Financial Statements:
Financial                      Consolidated Statement of Income for the Three              2
Information                    Months and Six Months Ended  June 30, 2000
                               and 1999

                               Consolidated Balance Sheet at June 30, 2000                 3
                               and December 31, 1999

                               Consolidated Statement of Changes in Share-                 4
                               holders' Equity for the Six Months Ended
                               June 30, 2000 and 1999

                               Consolidated Statement of Cash Flows for the                5
                               Six Months Ended June 30, 2000 and 1999

                               Notes to Consolidated Financial Statements                  6

                   Item 2.     Management's Discussion and Analysis of Results            19
                               of Operations and Financial Condition

                   Item 3.     Quantitative and Qualitative Disclosures about             58
                                   Market Risk


-------------------------------------------------------------------------------------------------------------------


Part II
Other Information  Item 1.   Legal Proceedings                                             58

                   Item 2.   Changes in Securities and Use of Proceeds                     59

                   Item 4.   Submission of Matters to a Vote of Security Holders           59

                   Item 6.   Exhibits and Reports on Form 8-K                              60

                   Signature                                                               62

                   Index to Exhibits                                                       63


Part I. Financial Information
Item 1. Financial Statements
--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
--------------------------------------------------------------------------------

                                                                                   Three Months                  Six Months
                                                                                   Ended June 30                Ended June 30
                                                                                 -----------------           -------------------
(Dollars in millions, except per share information)                              2000         1999            2000          1999
----------------------------------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases                                          $ 7,923      $ 6,853         $ 15,317      $ 13,623
Interest and dividends on securities                                             1,271        1,143            2,602         2,318
Federal funds sold and securities purchased under agreements to resell             595          387            1,170           768
Trading account assets                                                             694          525            1,230         1,070
Other interest income                                                              254          298              504           628
----------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                   10,737        9,206           20,823        18,407
----------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposits                                                                         2,720        2,168            5,215         4,480
Short-term borrowings                                                            1,990        1,396            3,792         2,751
Trading account liabilities                                                        189          150              370           279
Long-term debt                                                                   1,207          880            2,291         1,685
----------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                   6,106        4,594           11,668         9,195
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                              4,631        4,612            9,155         9,212
Provision for credit losses                                                        470          510              890         1,020
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                            4,161        4,102            8,265         8,192

Gains on sales of securities                                                         6           52               12           182

Noninterest income
Consumer service charges                                                           646          634            1,264         1,237
Corporate service charges                                                          479          439              968           892
----------------------------------------------------------------------------------------------------------------------------------
      Total service charges                                                      1,125        1,073            2,232         2,129
----------------------------------------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                                         387          334              751           645
Corporate investment and brokerage services                                        105          133              226           248
----------------------------------------------------------------------------------------------------------------------------------
      Total investment and brokerage services                                      492          467              977           893
----------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing income                                                          136          125              264           257
Investment banking income                                                          373          421              770           654
Equity investment gains                                                            134          134              697           289
Card income                                                                        556          497            1,040           891
Trading account profits                                                            471          395            1,195           895
Other income                                                                       213          410              371           737
----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                               3,500        3,522            7,546         6,745
----------------------------------------------------------------------------------------------------------------------------------

Merger-related charges                                                               -          200                -           200

Other noninterest expense
Personnel                                                                        2,311        2,261            4,845         4,594
Occupancy                                                                          411          395              829           791
Equipment                                                                          296          339              597           697
Marketing                                                                          132          147              251           294
Professional fees                                                                   93          166              198           292
Amortization of intangibles                                                        218          225              435           447
Data processing                                                                    169          214              328           404
Telecommunications                                                                 133          140              264           276
Other general operating                                                            505          446            1,020           866
General administrative and other                                                   145          124              269           249
----------------------------------------------------------------------------------------------------------------------------------
        Total other noninterest expense                                          4,413        4,457            9,036         8,910
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                       3,254        3,019            6,787         6,009
Income tax expense                                                               1,191        1,104            2,484         2,180
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     $ 2,063       $1,915          $ 4,303        $3,829
----------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                    $ 2,061       $1,914          $ 4,300        $3,826
----------------------------------------------------------------------------------------------------------------------------------
Per share information
Earnings per common share                                                       $ 1.25       $ 1.10           $ 2.59        $ 2.20
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                               $ 1.23       $ 1.07           $ 2.56        $ 2.15
----------------------------------------------------------------------------------------------------------------------------------
Dividends per common share                                                       $ .50       $  .45           $ 1.00        $  .90
----------------------------------------------------------------------------------------------------------------------------------
Average common shares issued and outstanding (in thousands)                  1,653,495    1,743,503        1,661,403     1,740,549
==================================================================================================================================


           See accompanying notes to consolidated financial statements.

================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                                                         June 30     December 31
(Dollars in millions)                                                                                      2000          1999
-------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                                 $ 27,493     $ 26,989
Time deposits placed and other short-term investments                                                        4,394        4,838
Federal funds sold and securities purchased under agreements to resell                                      42,460       37,928
Trading account assets                                                                                      50,162       38,460
Securities:
   Available-for-sale                                                                                       79,518       81,647
   Held-for-investment, at cost (market value - $1,312 and $1,270)                                           1,439        1,422
-------------------------------------------------------------------------------------------------------------------------------
     Total securities                                                                                       80,957       83,069
-------------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                           400,817      370,662
Allowance for credit losses                                                                                 (6,815)      (6,828)
-------------------------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                                                  394,002      363,834
-------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                                  6,514        6,713
Customers' acceptance liability                                                                              2,477        1,869
Derivative-dealer assets                                                                                    16,149       16,055
Interest receivable                                                                                          4,083        3,777
Mortgage servicing rights                                                                                    4,065        4,093
Goodwill                                                                                                    11,961       12,262
Core deposits and other intangibles                                                                          1,617        1,730
Other assets                                                                                                33,204       30,957
-------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                       $679,538     $632,574
-------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits in domestic offices:
   Noninterest-bearing                                                                                    $ 94,014     $ 93,476
   Interest-bearing                                                                                        207,977      207,048
Deposits in foreign offices:
   Noninterest-bearing                                                                                       1,631        1,993
   Interest-bearing                                                                                         53,042       44,756
-------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                                        356,664      347,273
-------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                                  89,508       74,561
Trading account liabilities                                                                                 23,056       20,958
Derivative-dealer liabilities                                                                               17,609       16,200
Commercial paper                                                                                            10,225        7,331
Other short-term borrowings                                                                                 39,801       40,340
Acceptances outstanding                                                                                      2,477        1,869
Accrued expenses and other liabilities                                                                      20,137       19,169
Long-term debt                                                                                              69,245       55,486
Trust preferred securities                                                                                   4,955        4,955
-------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                     633,677      588,142
-------------------------------------------------------------------------------------------------------------------------------
     Commitments and contingencies (Note Six)

Shareholders' equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and
     outstanding - 1,742,349 and 1,797,702 shares                                                               75           77
Common stock, $0.01 par value; authorized - 5,000,000,000 shares; issued and
     outstanding - 1,645,701,425 and 1,677,273,267 shares                                                   10,188       11,671
Retained earnings                                                                                           38,330       35,681
Accumulated other comprehensive loss                                                                        (2,537)      (2,658)
Other                                                                                                         (195)        (339)
-------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                             45,861       44,432
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                                         $679,538     $632,574
-------------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                               Common Stock                                   Other
                                           Preferred       ------------------------        Retained       Comprehensive
(Dollars in millions, shares in thousands)   Stock          Shares           Amount        Earnings       Income (Loss) (1,2)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    $83         1,724,484         $14,837         $30,998          $     152
Net income                                                                                    3,829
Other comprehensive loss, net of tax                                                                            (1,747)
Comprehensive income
Cash dividends:
   Common                                                                                    (1,568)
   Preferred                                                                                     (3)
Common stock issued under
   employee plans                                            23,307           1,097
Common stock repurchased                                    (25,000)         (1,722)
Conversion of preferred stock                  (3)              136               3
Other                                                             4             218
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                        $80         1,722,931         $14,433         $33,256           $ (1,595)
==============================================================================================================================

Balance, December 31, 1999                    $77         1,677,273         $11,671         $35,681           $ (2,658)
Net income                                                                                    4,303
Other comprehensive income, net of tax                                                                             121
Comprehensive income
Cash dividends:
   Common                                                                                    (1,655)
   Preferred                                                                                     (3)
Common stock issued under
  employee plans                                              2,185             34
Common stock repurchased                                    (33,850)        (1,623)
Conversion of preferred stock                 (2)                92              2
Other                                                             1            104                4
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                       $75          1,645,701        $10,188          $38,330             $(2,537)
==============================================================================================================================
                                                       Total
                                                       Share-
                                                      holders'      Comprehensive
                                          Other        Equity          Income
                                        ------------------------------------------
Balance, December 31, 1998                $(132)    $45,938
Net income                                            3,829            $3,829
Other comprehensive loss, net of tax                 (1,747)           (1,747)
                                                                       -------
Comprehensive income                                                   $2,082
Cash dividends:                                                        =======
   Common                                            (1,568)
   Preferred                                             (3)
Common stock issued under
   employee plans                          (420)        677
Common stock repurchased                             (1,722)
Conversion of preferred stock
Other                                         9         227
----------------------------------------------------------------------------------
Balance, June 30, 1999                    $(543)    $45,631
==================================================================================

Balance, December 31, 1999                $(339)    $44,432
Net income                                            4,303             $4,303
Other comprehensive income, net of tax                  121                121
                                                                       -------
Comprehensive income                                                    $4,424
                                                                       =======
Cash dividends:
   Common                                            (1,655)
   Preferred                                             (3)
Common stock issued under
  employee plans                            106         140
Common stock repurchased                             (1,623)
Conversion of preferred stock
Other                                        38         146
----------------------------------------------------------------------------------
Balance, June 30, 2000                    $(195)    $45,861
==================================================================================

(1) Changes in Accumulated Other Comprehensive Income (Loss) include after-tax net unrealized gains (losses) on available-for-sale and marketable equity securities of $119 and $(1,710) and after-tax net unrealized gains (losses) on foreign currency translation adjustments of $2 and $(37) for the six months ended June 30, 2000 and 1999, respectively.

(2) Accumulated Other Comprehensive Income (Loss) consists of the after-tax valuation allowance for available-for-sale and marketable equity securities of $(2,351) and $(1,407) and foreign currency translation adjustments of $(186) and $(188) at June 30, 2000 and 1999, respectively.



     See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                              Six Months
                                                                                                             Ended June 30
                                                                                              -------------------------------------
(Dollars in millions)                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                             $4,303            $3,829
Reconciliation of net income to net cash used in operating activities:
     Provision for credit losses                                                                          890             1,020
     Gains on sales of securities                                                                         (12)             (182)
     Merger-related charges, net                                                                            -               200
     Depreciation and premises improvements amortization                                                  472               533
     Amortization of intangibles                                                                          435               447
     Deferred income tax (benefit) expense                                                              1,067              (542)
     Net (increase) decrease in trading instruments                                                    (8,289)            5,662
     Net (increase) decrease in interest receivable                                                      (306)              256
     Net (increase) decrease in other assets                                                           (3,388)              293
     Net increase (decrease) in interest payable                                                          100              (155)
     Net decrease in accrued expenses and other liabilities                                              (124)          (11,652)
     Other operating activities, net                                                                      172               (69)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                                        (4,680)             (360)
-----------------------------------------------------------------------------------------------------------------------------------
Investing activities
Net decrease in time deposits placed and other short-term investments                                     444             1,400
Net increase in federal funds sold and securities purchased
   under agreements to resell                                                                          (4,532)           (8,761)
Proceeds from sales of available-for-sale securities                                                   13,729            24,321
Proceeds from maturities of available-for-sale securities                                               2,781             5,163
Purchases of available-for-sale securities                                                            (13,925)          (28,070)
Proceeds from maturities of held-for-investment securities                                                128               498
Proceeds from sales and securitizations of loans and leases                                            12,523            19,892
Purchases and net originations of loans and leases                                                    (42,973)          (24,615)
Purchases and originations of mortgage servicing rights                                                  (242)           (1,428)
Net purchases of premises and equipment                                                                  (273)             (256)
Proceeds from sales of foreclosed properties                                                              145               169
Acquisitions and divestitures of business activities, net of cash                                         (24)           (1,483)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                       (32,219)          (13,170)
-----------------------------------------------------------------------------------------------------------------------------------
Financing activities
Net increase (decrease) in deposits                                                                     9,391           (18,215)
Net increase in federal funds purchased and securities
   sold under agreements to repurchase                                                                 14,947            10,774
Net increase in commercial paper and other short-term borrowings                                        2,355            10,158
Proceeds from issuance of long-term debt                                                               19,681            12,420
Retirement of long-term debt                                                                           (6,728)           (3,110)
Proceeds from issuance of common stock                                                                    140               677
Common stock repurchased                                                                               (1,623)           (1,722)
Cash dividends paid                                                                                    (1,658)           (1,571)
Other financing activities, net                                                                           939               50
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                                    37,444             9,461
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                              (41)              (11)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                      504            (4,080)
Cash and cash equivalents at December 31                                                               26,989            28,277
-----------------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at June 30                                                        $27,493           $24,197
===================================================================================================================================

Loans transferred to foreclosed properties amounted to $188 and $198 for the six months ended June 30, 2000 and 1999, respectively.
Loans securitized and retained in the available-for-sale securities portfolio amounted to $224 and $367 for the six months ended June 30, 2000 and 1999, respectively.
There were no acquisitions for the six months ended June 30, 2000. The fair value of noncash assets acquired and liabilities assumed in acquisitions for the six months ended June 30, 1999 were $1,557 and $74, net of cash acquired.

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

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard requires all derivative instruments to be recognized as either assets or liabilities and measured at their fair values. In addition, SFAS 133 provides special hedge accounting for fair value, cash flow and foreign currency hedges, provided certain criteria are met. Pursuant to Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133", the Corporation is required to adopt the standard on or before January 1, 2001. On June 15, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of SFAS 133." This standard addresses certain implementation issues of SFAS 133. Upon adoption, all hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. The Corporation is in the process of evaluating the impact of this statement and associated amendment on its risk management strategies and processes, information systems and financial statements.

     In 1999, the Federal Financial Institutions Examination Council issued The Uniform Classification and Account Management Policy (the Policy) which updated and expanded the classification of delinquent retail credits. The Policy provides guidance for banks on the treatment of delinquent open-end and close-end loans. The Corporation is required to implement the Policy by December 31, 2000 and expects to be in full compliance with the Policy by that date. The Corporation does not expect the adoption of this Policy to have a material impact on its results of operations and financial condition.

Note Two - Acquisition and Merger-Related Activities

      At June 30, 2000, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA). On March 31, 1999, NationsBank of Delaware, N.A. merged with and into Bank of America, N.A. (USA), a national association headquartered in Phoenix, Arizona (formerly known as Bank of America National Association), which operates the Corporation's credit card business. On April 1, 1999, the mortgage business of BankAmerica transferred to NationsBanc Mortgage Corporation. On December 1, 1999, NationsBanc Mortgage Corporation merged with and into BA Mortgage, LLC, a Delaware limited liability company and a Bank of America, N.A. subsidiary. On April 8, 1999, the Corporation merged Bank of America Texas, N.A. into NationsBank, N.A. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America National Trust and Savings Association (Bank of America NT&SA), and the surviving entity of that merger changed its name to Bank of America, N.A. On December 1, 1999, Bank of America, FSB, a federal savings bank formerly headquartered in Portland, Oregon, was converted into a national bank and merged into Bank of America, N.A. On September 30, 1998, BankAmerica Corporation (BankAmerica) merged (the Merger) with and into the Corporation, formerly NationsBank Corporation (NationsBank).

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

    Total severance, change in control and other employee-related costs include amounts related to job eliminations of former associates of BankAmerica and NationsBank impacted by the Merger. Through June 30, 2000, approximately 13,800 employees had entered the severance process. Employee-related costs of the Merger were principally in overlapping functions, operations and businesses of the Corporation. The BankAmerica merger-related reserve balance was $300 million at January 1, 2000. Cash payments applied to the reserve in 2000 were approximately $169 million and noncash reductions were $29 million. The remaining merger-related reserve balance was $102 million at June 30, 2000.


     On June 15, 2000, the Corporation entered into an agreement, effective January 2, 2001, to acquire the remaining 50 percent of Marsico Capital Management LLP (Marsico) for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm with more than $15 billion in assets under management, specializing in large capitalization growth stocks.

      For additional information on the Corporation's merger-related activities, refer to Note Two of the Corporation's 1999 Annual Report on Form 10-K.

Note Three - Trading Activities

Trading-Related Revenue

     Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed and the volatility of price and rate movements. Trading account profits, as reported in the Corporation's Consolidated Statement of Income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions nor the related funding charge or benefit. Trading account profits and trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities.

                                       Three Months Ended   Six Months Ended
                                             June 30             June 30
                                       ----------------------------------------
(Dollars in millions)                     2000     1999      2000     1999
-------------------------------------------------------------------------------
Trading account profits - as reported   $  471   $  395     $1,195   $  895
Net interest income                        263      148        483      315
-------------------------------------------------------------------------------
     Total trading-related revenue      $  734   $  543     $1,678   $1,210
-------------------------------------------------------------------------------
Trading-related revenue by product
Foreign exchange contracts              $  132   $  154     $  290   $  312
Interest rate contracts                    169      126        476      340
Fixed income                                71      105        244      296
Equities                                   335      135        624      222
Commodities and other                       27       23         44       40
-------------------------------------------------------------------------------
     Total trading-related revenue      $  734   $  543     $1,678   $1,210
===============================================================================

Trading Account Assets and Liabilities

    The fair value of the components of trading account assets and liabilities at June 30, 2000 and December 31,1999 were:

                                                                                              Fair Value
                                                                                      ------------------------------
                                                                                         June 30       December 31
    (Dollars in millions)                                                                  2000           1999
    ----------------------------------------------------------------------------------------------------------------
    Trading account assets
    U.S. Treasury securities                                                              $5,361        $ 6,793
    Securities of other U.S. Government agencies and corporations                          5,315          3,554
    Certificates of deposit, bankers' acceptances and commercial paper                     3,335          3,039
    Corporate debt                                                                         3,021          2,993
    Foreign sovereign debt                                                                14,697          9,532
    Mortgage-backed securities                                                             7,132          6,748
    Equity securities                                                                      4,255          2,856
    Other                                                                                  7,046          2,945
    ----------------------------------------------------------------------------------------------------------------
      Total                                                                              $50,162        $38,460
    ----------------------------------------------------------------------------------------------------------------
    Trading account liabilities
    U.S. Treasury securities                                                              $9,403         $8,414
    Corporate debt                                                                         1,926              -
    Foreign sovereign debt                                                                 3,601          3,490
    Equity securities                                                                      7,702          7,840
    Other                                                                                    424          1,214
    ----------------------------------------------------------------------------------------------------------------
      Total                                                                              $23,056        $20,958
    ================================================================================================================

     See Note Six for additional information on derivative-dealer positions, including credit risk.

Note Four - Loans and Leases

     Loans and leases at June 30, 2000 and December 31, 1999 were:

                                                        June 30, 2000            December 31, 1999
                                                    --------------------      ----------------------
    (Dollars in millions)                            Amount      Percent        Amount      Percent
    ------------------------------------------------------------------------------------------------
    Commercial - domestic                           $150,622      37.6%        $143,450      38.7%
    Commercial - foreign                              30,582       7.6           27,978       7.5
    Commercial real estate - domestic                 26,054       6.5           24,026       6.5
    Commercial real estate - foreign                     229        .1              325        .1
    ------------------------------------------------------------------------------------------------
         Total commercial                            207,487      51.8          195,779      52.8
    ------------------------------------------------------------------------------------------------
    Residential mortgage                              94,090      23.5           81,860      22.1
    Home equity lines                                 20,154       5.0           17,273       4.7
    Direct/Indirect consumer                          41,824      10.4           42,161      11.4
    Consumer finance                                  24,748       6.2           22,326       6.0
    Bankcard                                          10,310       2.6            9,019       2.4
    Foreign consumer                                   2,204        .5            2,244        .6
    ------------------------------------------------------------------------------------------------
         Total consumer                              193,330      48.2          174,883      47.2
    ------------------------------------------------------------------------------------------------
              Total loans and leases                $400,817     100.0%        $370,662     100.0%
    ================================================================================================


The table below summarizes the changes in the allowance for credit losses for the three months and six months ended June 30, 2000 and 1999:


                                                            Three  Months            Six Months
                                                            Ended June 30           Ended June 30
                                                     -----------------------------------------------
(Dollars in millions)                                      2000       1999       2000       1999
----------------------------------------------------------------------------------------------------
Balance, beginning of period                            $ 6,827    $ 7,123    $ 6,828    $ 7,122
----------------------------------------------------------------------------------------------------
Loans and leases charged off                               (620)      (672)    (1,190)    (1,338)
Recoveries of loans and leases previously charged off       150        152        300        299
----------------------------------------------------------------------------------------------------
     Net charge-offs                                       (470)      (520)      (890)    (1,039)
----------------------------------------------------------------------------------------------------
Provision for credit losses                                 470        510        890       1,020
Other, net                                                  (12)       (17)       (13)         (7)
----------------------------------------------------------------------------------------------------
     Balance, June 30                                   $ 6,815    $ 7,096    $ 6,815     $ 7,096
====================================================================================================

    The following table presents the recorded investment in specific loans that were considered individually impaired at June 30, 2000 and December 31, 1999:


                                            June 30         December 31
    (Dollars in millions)                     2000             1999
    -------------------------------------------------------------------
    Commercial - domestic                   $1,496            $1,133
    Commercial - foreign                       585               503
    Commercial real estate - domestic          391               449
    ----------------------------------------------------------------
         Total impaired loans               $2,472            $2,085
    ===================================================================


     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Due to their homogeneous nature, consumer loans and certain smaller business loans are generally evaluated as a group based on individual loan type. Commercial and commercial real estate loans are generally evaluated individually due to a general lack of uniformity among individual loans within each loan type and business segment. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). Impaired loans are measured based on the present value of payments expected to be received, observable market prices or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.

     At June 30, 2000 and December 31, 1999, nonperforming loans including certain loans which were considered impaired totaled $3.7 billion and $3.0 billion, respectively. Foreclosed properties amounted to $195 million and $163 million at June 30, 2000 and December 31, 1999, respectively.

Note Five - Short-Term Borrowings and Long-Term Debt

     During 2000, Bank of America Corporation issued $4.4 billion in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2002 to 2015. Of the $4.4 billion issued, $2.4 billion bears interest at floating rates ranging primarily from eight to 41 basis points over three-month London InterBank Offered Rate (LIBOR). The remaining $2.0 billion was converted from fixed rates ranging from 7.35 percent to 8.42 percent to floating rates through interest rate swaps at spreads ranging from nine to 59 basis points over three-month LIBOR.

     At June 30, 2000, Bank of America Corporation had the authority to issue approximately $15.5 billion of corporate debt and other securities under its existing shelf registration statements.

     During 2000, Bank of America, N.A. issued $13.7 billion in senior long-term bank notes having maturities ranging from 2001 to 2013. Of the $13.7 billion issued, $5.0 billion bears interest at spreads ranging from zero to 15 basis points above three-month LIBOR, $4.1 billion bears interest at spreads ranging from 287 to 272 basis points below the prime rate, $2.8 billion bears interest at fixed rates ranging from 6.45 percent to 7.40 percent, $1.1 billion bears interest at spreads ranging from 14 to 28 basis points above the Fed Funds rate and $695 million bears interest at spreads ranging from five to 12 basis points above one-month LIBOR.

      Bank of America, N.A. maintains a domestic program to offer up to a maximum of $35.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $14.7 billion at June 30, 2000 compared to $15.2 billion at December 31, 1999. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased, are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $18.1 billion at June 30, 2000 compared to $10.1 billion at December 31, 1999. On August 1, 2000, Bank of America, N.A. increased the maximum amount of bank notes that it can offer from $35.0 billion to $50.0 billion.

    Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $15.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation's notes outstanding under this program totaled $5.0 billion at June 30, 2000 compared to $4.5 billion at December 31, 1999. Bank of America, N.A.'s notes outstanding under this program totaled $1.2 billion at June 30, 2000. Bank of America, N.A. had no notes outstanding under this program at December 31, 1999. Of the $15.0 billion authorized at June 30, 2000, Bank of America Corporation and Bank of America, N.A. had remaining authority to issue in the aggregate of debt securities under the current program approximately $5.0 billion and $3.8 billion, respectively. At June 30, 2000 and December 31, 1999, $3.2 billion and $3.3 billion, respectively, were outstanding under the former BankAmerica Euro medium-term note program. No additional debt securities will be offered under that program. On August 1, 2000, Bank of America Corporation and Bank of America, N.A. increased the size of their joint Euro medium-term note program to $20.0 billion.

Note Six - Commitments and Contingencies

Credit Extension Commitments

    The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following table summarizes outstanding commitments to extend credit:

                                                                June 30       December 31
     (Dollars in millions)                                        2000           1999
     -------------------------------------------------------------------------------------
     Credit card commitments                                     $68,370       $67,394
     Other loan commitments                                      252,522       246,827
     Standby letters of credit and financial guarantees           32,076        32,993
     Commercial letters of credit                                  4,552         3,690


Derivatives

  Credit Risk Associated with Derivative-Dealer Activities

     The table on the following page presents the notional or contract amounts at June 30, 2000 and December 31, 1999 and the credit risk amounts (the net replacement cost of contracts in a gain position) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market for trading purposes. This table should be read in conjunction with the "Market Risk Management" section on pages 42 through 46 and Note Eleven of the Corporation's 1999 Annual Report on Form 10-K. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. The credit risk amounts presented in the following table do not consider the value of any collateral but generally take into consideration the effects of legally enforceable master netting agreements.

    Derivative-Dealer Positions
    ------------------------------------------------------------------------------------------------
                                                     June 30, 2000             December 31, 1999
                                           ---------------------------------------------------------
                                                Contract/       Credit       Contract/      Credit
    (Dollars in millions)                        Notional         Risk        Notional        Risk
    ------------------------------------------------------------------------------------------------
    Interest rate contracts
    Swaps                                      $3,506,678         $7,639    $2,597,886        $5,691
    Futures and forwards                          921,152             98       644,795            58
    Written options                               295,994              -       560,070             -
    Purchased options                             537,425          1,120       638,517         1,747
    Foreign exchange contracts
    Swaps                                          60,964            578        55,278         1,058
    Spot, futures and forwards                    757,133          2,761       537,719         3,298
    Written options                                33,259              -        28,450             -
    Purchased options                              32,349            337        26,820           424
    Equity contracts
    Swaps                                          17,316            412        11,128         1,042
    Futures and forwards                           30,320             86        21,421             3
    Written options                                21,908              -        24,232             -
    Purchased options                              39,873          2,318        28,251         4,625
    Other contracts
    Swaps                                           5,555            671         1,950           190
    Futures and forwards                              873             77         1,075            38
    Written options                                 8,741              -         4,636             -
    Purchased options                               7,798            372         3,965           265
    Credit derivatives                             25,758            112        19,028            70
    ------------------------------------------------------------------------------------------------
          Total before cross-product netting                      16,581                      18,509
          Cross-product netting                                      432                       2,454
    ------------------------------------------------------------------------------------------------
               Net replacement cost                              $16,149                     $16,055
    ================================================================================================


     The table above includes both long and short derivative-dealer positions. The average fair value of derivative-dealer assets for the six months ended June 30, 2000 and for the year ended December 31, 1999 was $19.4 billion and $16.0 billion, respectively. The average fair value of derivative-dealer liabilities for the six months ended June 30, 2000 and for the year ended December 31, 1999 was $19.3 billion and $16.5 billion, respectively. The fair value of derivative-dealer assets at both June 30, 2000 and December 31, 1999 was $16.1 billion. The fair value of derivative-dealer liabilities at June 30, 2000 and December 31, 1999 was $17.6 billion and $16.2 billion, respectively. See Note Three for a discussion of trading-related revenue.

      During the six months ended June 30, 2000 and 1999, there were no significant credit losses associated with derivative contracts. At June 30, 2000 and December 31, 1999, there were no nonperforming derivative positions that were material to the Corporation.

       In addition to credit risk management activities, the Corporation uses credit derivatives to generate revenue by taking on exposure to underlying credits. The Corporation also provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The Corporation's credit derivative positions at June 30, 2000 and December 31, 1999 consisted of credit default swaps and total return swaps.

 Asset and Liability Management (ALM) Activities

     The table below outlines the status of the Corporation's ALM activity at June 30, 2000 and December 31, 1999. It presents the notional amount and fair value of the Corporation's open and closed ALM contracts. This table should be read in conjunction with the "Market Risk Management" section on pages 42 through 46 and Note Eleven of the Corporation's 1999 Annual Report on Form 10-K.





                                                  June 30, 2000         December 31, 1999
                                         ---------------------------------------------------
                                               Notional      Fair      Notional      Fair
    (Dollars in millions)                       Amount       Value      Amount       Value
    ----------------------------------------------------------------------------------------
    Open interest rate contracts
    Receive fixed swaps                        $ 55,177    $ (1,687)   $ 63,002    $ (1,747)
    Pay fixed swaps                              18,566         151      25,701         115
    ----------------------------------------------------------------------------------------
      Net open receive fixed                     36,611      (1,536)     37,301      (1,632)
    Basis swaps                                   7,815          (5)      7,971          (6)
    ----------------------------------------------------------------------------------------
      Total net swap position                    44,426      (1,541)     45,272      (1,638)

    Option products                              42,850        (146)     35,134           5
    Futures and forwards                          2,119         (35)        931           3
    ----------------------------------------------------------------------------------------
      Total open interest rate contracts(1)                  (1,722)                 (1,630)
    ----------------------------------------------------------------------------------------
    Closed interest rate contracts
    Swap positions                                               99                     174
    Option products                                             112                      82
    Futures and forwards                                        (19)                    (21)
    ----------------------------------------------------------------------------------------
      Total closed interest rate contracts(2)                   192                     235
    ----------------------------------------------------------------------------------------
          Net interest rate contract position                (1,530)                 (1,395)
    ----------------------------------------------------------------------------------------
    Open foreign exchange contracts(1)            5,959        (200)      6,231         (30)
    ----------------------------------------------------------------------------------------
       Total ALM contracts                                 $ (1,730)               $ (1,425)
    ========================================================================================

    (1) Fair value represents the net unrealized losses on open contracts.
    (2) Represents the unamortized net realized deferred gains associated with closed contracts.
    ---------------------------------------------------------------------------
When-Issued Securities

     At June 30, 2000, the Corporation had commitments to purchase and sell when-issued securities of $14.5 billion and $20.5 billion, respectively. At December 31, 1999, the Corporation had commitments to purchase and sell when-issued securities of $12.0 billion and $16.8 billion, respectively.

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

     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. Similar uncertified class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified, but has since been dismissed and an appeal is pending. Of the remaining actions, one has been stayed, and a motion for class certification is pending in the other. The Missouri federal court has enjoined prosecution of that action as a class action. The plaintiffs who were enjoined have appealed. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Note Seven - Shareholders' Equity and Earnings Per Common Share

      On June 23, 1999, the Corporation's Board of Directors (the Board) authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. Through June 30, 2000, the Corporation had repurchased 112 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $57.92 which reduced shareholders' equity by $6.5 billion. The remaining buyback authority for common stock under the current program totaled $3.5 billion or 18 million shares at June 30, 2000. On July 26, 2000, the Board authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion.

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

      The calculation of earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2000 and 1999 is presented below:



                                                                         Three Months Ended          Six Months Ended
    (Shares in thousands; dollars in millions,                                 June 30                    June 30
      except per share information)                                      -------------------------------------------------------
                                                                            2000          1999         2000          1999
    -------------------------------------------------------------------------------------------------------------------------
    Earnings per common share
    Net income                                                              $2,063        $1,915       $4,303        $3,829
    Preferred stock dividends                                                   (2)           (1)          (3)           (3)
    -------------------------------------------------------------------------------------------------------------------------
    Net income available to common shareholders                             $2,061        $1,914       $4,300        $3,826
    -------------------------------------------------------------------------------------------------------------------------
    Average common shares issued and outstanding                         1,653,495     1,743,503    1,661,403     1,740,549
    -------------------------------------------------------------------------------------------------------------------------
          Earnings per common share                                          $1.25        $ 1.10        $2.59        $ 2.20
    =========================================================================================================================
    Diluted earnings per common share
    Net income available to common shareholders                             $2,061        $1,914       $4,300        $3,826
    Preferred stock dividends                                                    2             1            3             3
    -------------------------------------------------------------------------------------------------------------------------
    Net income available to common shareholders and assumed
         conversions                                                        $2,063        $1,915       $4,303        $3,829
    -------------------------------------------------------------------------------------------------------------------------
    Average common shares issued and outstanding                         1,653,495     1,743,503    1,661,403     1,740,549
    -------------------------------------------------------------------------------------------------------------------------
    Incremental shares from assumed conversions:
          Convertible preferred stock                                        2,914         3,098        2,987         3,098
          Stock options                                                     19,680        40,244       17,239        39,670
    -------------------------------------------------------------------------------------------------------------------------
    Dilutive potential common shares                                        22,594        43,342       20,226        42,768
    -------------------------------------------------------------------------------------------------------------------------
    Total dilutive average common shares issued and outstanding          1,676,089     1,786,845    1,681,630     1,783,317
    -------------------------------------------------------------------------------------------------------------------------
          Diluted earnings per common share                                 $ 1.23        $ 1.07       $ 2.56        $ 2.15
    =========================================================================================================================


Note Eight - Business Segment Information

    During the first quarter of 2000, the Corporation realigned its business segments to report the results of the Corporation's operations through three business segments: Consumer and Commercial Banking, Asset Management and Global Corporate and Investment Banking. Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers customized asset management and credit, financial advisory, fiduciary and trust services, and banking services. It also provides management of equity, fixed income, cash and alternative investments to individuals, corporations and a wide array of institutional clients and full service and discount brokerage services. Global Corporate and Investment Banking provides a diversified range of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities.

    The following table includes total revenue, net income and average total assets for the three months and six months ended June 30, 2000 and 1999 for each business segment. Certain prior period amounts have been reclassified between segments to conform to the current period presentation.


    For the three months ended June 30

                                          Consumer and                                Global Corporate and
                                      Commercial Banking (2)  Asset Management (2)   Investment Banking((2)     Corporate Other
                                     -----------------------------------------------------------------------------------------------
(Dollars in millions)                2000         1999        2000        1999        2000        1999        2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (1)         $   3,425    $   3,506   $     159   $     142   $   1,045   $     914   $      80    $     101
Noninterest income                  1,789        1,807         420         394       1,291       1,321           -            -
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                    5,214        5,313         579         536       2,336       2,235          80          101
Provision for credit losses           310          397           -          20         144          93          16            -
Gains on sales of securities           (1)           -           -           -           -          10           7           42
Amortization of intangibles           169          178           6           6          43          41           -            -
Depreciation expense                  168          188          13          17          52          58           -            -
Merger-related charges                  -            -           -           -           -           -           -          200
Other noninterest expense           2,497        2,632         296         278       1,171       1,051          (2)           8
------------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes       2,069        1,918         264         215         926       1,002          73          (65)
Income tax expense                    815          724         101          80         326         355          27           (4)
------------------------------------------------------------------------------------------------------------------------------------
   Net income                   $   1,254    $   1,194   $     163   $     135   $     600   $     647   $      46    $     (61)
====================================================================================================================================
Average total assets            $ 311,356    $ 292,707   $  23,360   $  20,163   $ 246,939   $ 218,367   $  90,933    $  84,127
====================================================================================================================================
====================================================================================================================================
    For the six months ended June 30



                                    Consumer and                                Global Corporate and
                                 Commercial Banking (2)  Asset Management (2)   Investment Banking((2)    Corporate Other
                                ------------------------------------------------------------------------------------------
(Dollars in millions)            2000       1999       2000       1999       2000       1999       2000       1999
--------------------------------------------------------------------------------------------------------------------------
Net interest income (1)        $  6,819   $  6,975   $    314   $    277   $  2,011   $  1,862   $    160    $    194
Noninterest income                3,423      3,382        830        824      3,214      2,539         79           -
------------------------------------------------------------------------------------------------------------------------------------
    Total revenue                10,242     10,357      1,144      1,101      5,225      4,401        239         194
Provision for credit losses         690        749         11         39        173        232         16           -
Gains on sales of securities          -          3          -          -          3          9          9         170
Amortization of intangibles         338        350         12         13         85         84          -           -
Depreciation expense                340        380         27         34        105        119          -           -
Merger-related charges                -          -          -          -          -          -          -         200
Other noninterest expense         5,056      5,235        580        558      2,439      2,139         54          (2)
------------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes    3,818      3,646        514        457      2,426      1,836        178         166
Income tax expense                1,500      1,377        197        171        870        647         66          81
------------------------------------------------------------------------------------------------------------------------------------
    Net income                 $  2,318   $  2,269   $    317   $    286   $  1,556   $  1,189   $    112    $     85
====================================================================================================================================
Average total assets           $306,124   $290,010   $ 22,832   $ 19,776   $241,860   $219,779   $ 90,988    $ 82,945
====================================================================================================================================

    (1) Net interest income is presented on a taxable-equivalent basis.
    (2) There were no material intersegment revenues among the three business segments.

     A reconciliation of the segments' net income to consolidated net income follows:



                                                       Three Months Ended     Six Months Ended
                                                            June 30               June 30
                                                     ----------------------------------------------
    (Dollars in millions)                               2000       1999       2000      1999
--------------------------------------------------------------------------------------------------
    Segments' net income                                $2,017     $1,976     $4,191   $3,744
    Adjustments, net of taxes:
       Earnings associated with unassigned capital          52         58        100      123
       Gains on sales of securities                          4         26          6      107
       Merger-related charges                                -       (145)         -     (145)
       Other                                               (10)         -          6        -
--------------------------------------------------------------------------------------------------
          Consolidated net income                       $2,063     $1,915     $4,303   $3,829
==================================================================================================




Note Nine -- Subsequent Events

 Bank of America Pension Plan

     The Corporation and the BankAmerica 401(k) retirement plans were combined effective June 30, 2000. With the introduction of the revised Bank of America retirement plans, qualified BankAmerica employees who are currently active had a one-time opportunity to transfer certain assets in their 401(k) plan account to their Bank of America Pension Plan (pension plan) account effective August 4, 2000. The total amount of 401(k) plan assets transferred to the pension plan was $1.3 billion. The pension plan (which is a cash balance type of pension plan) has a balance guarantee feature, applied at the time a benefit payment is made from the plan, that protects the transferred portion of participants' accounts from future market downturns. The Corporation is responsible for funding any shortfall on the guarantee feature.

  Productivity and Investment Initiatives

     On July 28, 2000, the Corporation announced process changes and productivity and other investment initiatives. As part of these initiatives and in order to reallocate resources, the Corporation will eliminate 9,000 to 10,000 positions, or six to seven percent of its work force, over the next 12 months. The Corporation plans to take an after-tax charge of $300 million to $350 million in the third quarter, primarily to cover severance costs related to these changes and initiatives. The Corporation expects such changes and initiatives to strengthen revenue growth, support earnings momentum and improve customers' experience with the Corporation.

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

      In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: projected business increases following process changes and productivity and other investment initiatives are lower than expected or do not pay for severance or other related costs as quickly as anticipated; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation and management's ability to manage these and other risks.

Overview

     The Corporation is a bank holding company and a financial holding company incorporated under the laws of Delaware, and headquartered in Charlotte, North Carolina. The Corporation provides a diversified range of banking and nonbanking financial services and products both domestically and internationally through three major business segments: Consumer and Commercial Banking, Asset Management and Global Corporate and Investment Banking. At June 30, 2000, the Corporation had $680 billion in assets and approximately 151,000 full-time equivalent employees.

     The remainder of management's discussion and analysis of the Corporation's results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes presented on pages 2 through 18.

     Refer to Table One for selected financial data for the three months and six months ended June 30, 2000 and 1999.

Key strategic highlights for the six months ended June 30, 2000 were:

o The Corporation continued to focus on expanding its technology leadership in order to meet two important objectives: provide better service to customers and connect those customers to the increasing number of e-commerce capabilities as they become available.

o New online banking enrollments increased to approximately 125,000 per month, up from 80,000 per month a year earlier, as total online retail customers rose to approximately 2.4 million. Penetration increased to 14 percent of customers holding Bank of America checking accounts.

o Use of Bank of America Direct, the Corporation's web-based cash management system, grew more than 250 percent from a year earlier.

o An alliance with Checkfree Holdings Corporation was announced aimed at enhancing the Corporation's advantage in online banking and at creating a national platform for accelerating the development of electronic bill payment and presentment convenience for consumers in the United States.

o An alliance announced with Ariba intends to combine the Bank of America financial services engine with Ariba's leading business-to-business commerce platform resulting in a purchase-to-payment system for business-to-business commerce activities.

o Balances in Money Manager, the Corporation's combination checking and brokerage product, increased 80 percent from a year ago to $16.5 billion. Total Money Manager accounts more than doubled to 121,000.

o Mutual fund assets rose by $12 billion, or 14 percent, during the first six months of the year. In addition, the Corporation agreed to acquire the remaining 50 percent of Marsico Capital Management LLC, a highly successful and fast-growing investment management firm which manages more than $15 billion in assets.

Key performance highlights for the six months ended June 30, 2000 were:

o Net income totaled $4.3 billion, or $2.56 per common share (diluted) for the six months ended June 30, 2000, an increase of $474 million, or $0.41 per common share (diluted) from the same period in 1999. Excluding merger-related charges that occurred in 1999, net income increased $329 million, or $0.33 per common share (diluted) for the six months ended June 30, 2000 from the comparable 1999 period.

o Cash basis ratios on an operating basis measure performance excluding goodwill and other intangible assets and their related amortization expense. Cash basis diluted earnings per common share were $2.82 for the six months ended June 30, 2000, an increase of $0.34 per share compared to the same period in 1999. Return on average tangible common shareholders' equity was 29.14 percent for the six months ended June 30, 2000, an increase of 117 basis points from the comparable 1999 period. The cash basis efficiency ratio was 51.04 percent for the six months ended June 30, 2000, an improvement of 167 basis points from the comparable 1999 period, primarily due to a 12 percent increase in noninterest income.

o The return on average common shareholders' equity was 18.60 percent for the six months ended June 30, 2000, an increase of 201 basis points compared to the same period in 1999. Excluding merger-related charges, the return on average common shareholders' equity for the six months ended June 30, 2000 increased 138 basis points from the comparable 1999 period.

o Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. For the six months ended June 30, 2000, total revenue was $16.9 billion, an increase of $797 million from the comparable 1999 period.

     o Net interest income remained essentially unchanged at $9.3 billion for the six months ended June 30, 2000 from a year earlier. Loan growth and higher levels of core deposits and equity were offset by the impact of asset securitizations and loan sales during 1999, spread compression and the cost of share repurchases. Average managed loans and leases were $412.2 billion for the six months ended June 30, 2000, a $38.7 billion increase from the respective 1999 period, primarily due to a 19 percent increase in consumer loans and leases. Average core deposits grew to $298.0 billion for the six months ended June 30, 2000, a $7.9 billion increase from the same period in 1999. The net interest yield was 3.26 percent for the six months ended June 30, 2000, a 29 basis point decline from the comparable 1999 period. The decrease was primarily due to spread compression, increased reliance on long-term debt funding, growth in lower spread securities and trading-related assets and the cost of share repurchases.

     o Noninterest income was $7.5 billion for the six months ended June 30, 2000, an $801 million increase from the comparable 1999 period. Consumer and Commercial Banking experienced a $149 million increase in card income to $1.0 billion due to purchase volume growth across all card products. Income from investment and brokerage services increased $54 million to $761 million in the Asset Management segment as a result of new business and market growth. Global Corporate and Investment Banking had significant increases in equity investment gains and trading account profits. Equity investment gains were $697 million, reflecting an increase of $408 million. Trading account profits increased $300 million to $1.2 billion driven by higher revenues from interest rate contracts, fixed income and equities, partially offset by decreases in foreign exchange contracts and real estate activities. The increase in noninterest income for the Corporation was partially offset by a $366 million decrease in other income to $371 million due to securitization gains and higher gains on loan sales in 1999.

o The provision for credit losses for the six months ended June 30, 2000 was $890 million, a $130 million decrease from the same 1999 period. Net charge-offs were $890 million, or 0.47 percent of average loans and leases, for the six months ended June 30, 2000, a decrease of $149 million or 11 basis points from the comparable 1999 period, driven primarily by lower losses on bankcard loans. Nonperforming assets were $3.9 billion, or 0.97 percent of loans, leases and foreclosed properties at June 30, 2000, a $681 million or 11 basis point increase from December 31, 1999. The increase reflects a rise in nonperforming loans in the corporate commercial portfolio which were not concentrated in any single industry or region. Nonperforming loans also increased in real estate secured consumer finance loans, reflecting the growth and seasoning in that portfolio. The allowance for credit losses totaled $6.8 billion at June 30, 2000, essentially unchanged from December 31, 1999.

o Noninterest expense was $9.0 billion for the six months ended June 30, 2000, a $126 million increase from the respective 1999 period, reflecting higher revenue-related incentive compensation and spending on projects to improve sales and service, partially offset by cost reductions resulting from recent mergers. The efficiency ratio was 53.63 percent for the six months ended June 30, 2000, a 186 basis point improvement from the same period in 1999.

Employee-Related Matters

  See Note Nine of the consolidated financial statements for information on the Corporation's process changes and productivity and other investment initiatives which will result in the elimination of 9,000 to 10,000 positions over the next 12 months. The Corporation plans to record a third quarter after-tax charge of $300 million to $350 million related to these initiatives.

  In addition, see Note Nine for information on the Bank of America Pension
Plan.

     Table One
     Selected Financial Data
     ------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended June 30        Six Months Ended June 30
                                                                      -------------------------------------------------------------
     (Dollars in millions, except per share information)                2000             1999              2000             1999
     ------------------------------------------------------------------------------------------------------------------------------
     Operating Basis (1)
     -------------------
     Income statement
     Interest income                                                  $ 10,737           $ 9,206        $ 20,823         $ 18,407
     Interest expense                                                    6,106             4,594          11,668            9,195
     Net interest income                                                 4,631             4,612           9,155            9,212
     Net interest income (taxable-equivalent basis)                      4,709             4,663           9,304            9,308
     Provision for credit losses                                           470               510             890            1,020
     Gains on sales of securities                                            6                52              12              182
     Noninterest income                                                  3,500             3,522           7,546            6,745
     Other noninterest expense                                           4,413             4,457           9,036            8,910
     Income before income taxes                                          3,254             3,219           6,787            6,209
     Income tax expense                                                  1,191             1,159           2,484            2,235
     Net income                                                          2,063             2,060           4,303            3,974
     Net income available to common shareholders                         2,061             2,059           4,300            3,971
     ------------------------------------------------------------------------------------------------------------------------------
     Performance ratios
     Return on average assets                                             1.23 %            1.34 %          1.31 %           1.31 %
     Return on average common shareholders' equity                       17.63             17.64           18.60            17.22
     Efficiency ratio                                                    53.77             54.44           53.63            55.49
     ------------------------------------------------------------------------------------------------------------------------------
     Per common share data
     Earnings                                                            $1.25             $1.18         $  2.59          $  2.28
     Diluted earnings                                                     1.23              1.15            2.56             2.23
     ------------------------------------------------------------------------------------------------------------------------------
     Cash basis financial data (2)
     Earnings per common share                                            1.38              1.31            2.85             2.54
     Diluted earnings per common share                                    1.36              1.28            2.82             2.48
     Return on average tangible assets                                    1.39 %            1.53 %          1.47 %           1.49 %
     Return on average tangible common shareholders' equity              27.51             28.49           29.14            27.97
     Efficiency ratio                                                    51.12             51.70           51.04            52.71
     ------------------------------------------------------------------------------------------------------------------------------
     As Reported

     -----------
     Income statement
     Merger-related charges                                             $   -             $  200          $   -            $  200
     Income before income taxes                                          3,254             3,019           6,787            6,009
     Income tax expense                                                  1,191             1,104           2,484            2,180
     Net income                                                          2,063             1,915           4,303            3,829
     Net income available to common shareholders                         2,061             1,914           4,300            3,826
     Average common shares issued and outstanding (in thousands)     1,653,495         1,743,503       1,661,403        1,740,549
     ------------------------------------------------------------------------------------------------------------------------------
     Performance ratios
     Return on average assets                                             1.23 %            1.25 %          1.31 %           1.26 %
     Return on average common shareholders' equity                       17.63             16.40           18.60            16.59
     Total equity to total assets (period-end)                            6.75              7.43            6.75             7.43
     Total average equity to total average assets                         7.00              7.62            7.04             7.61
     Dividend payout ratio                                               39.94             41.07           38.49            40.98
     ------------------------------------------------------------------------------------------------------------------------------
     Per common share data
     Earnings                                                          $  1.25           $  1.10         $  2.59          $  2.20
     Diluted earnings                                                     1.23              1.07            2.56             2.15
     Cash dividends paid                                                   .50               .45            1.00              .90
     Book value                                                          27.82             26.44           27.82            26.44
     ------------------------------------------------------------------------------------------------------------------------------
     Cash basis financial data (2)
     Earnings per common share                                         $  1.38           $  1.23         $  2.85          $  2.45
     Diluted earnings per common share                                    1.36              1.20            2.82             2.40
     Return on average tangible assets                                    1.39 %            1.43 %          1.47 %           1.44 %
     Return on average tangible common shareholders' equity              27.51             26.68           29.14            27.05
     Ending tangible equity to tangible assets                            4.85              5.17            4.85             5.17
     ------------------------------------------------------------------------------------------------------------------------------
     Balance sheet (period-end)
     Total loans and leases                                          $ 400,817         $ 363,581       $ 400,817        $ 363,581
     Total assets                                                      679,538           614,102         679,538          614,102
     Total deposits                                                    356,664           339,045         356,664          339,045
     Long-term debt                                                     69,245            55,059          69,245           55,059
     Trust preferred securities                                          4,955             4,955           4,955            4,955
     Common shareholders' equity                                        45,786            45,551          45,786           45,551
     Total shareholders' equity                                         45,861            45,631          45,861           45,631
     ------------------------------------------------------------------------------------------------------------------------------
     Risk-based capital ratios (period-end)
     Tier 1 capital                                                       7.40 %            7.38 %          7.40 %           7.38 %
     Total capital                                                       11.03             11.09           11.03            11.09
     Leverage ratio                                                       6.11              6.34            6.11             6.34
     ------------------------------------------------------------------------------------------------------------------------------
     Market price per share of common stock
      Closing                                                            $ 43         $ 73  5/16           $ 43         $ 73 5/16
      High                                                                 61            76  1/8             61            76 1/8
      Low                                                            42 63/64            61  1/2        42 5/16            59 1/2
     ==============================================================================================================================

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

     The business segments summarized in Table Two are primarily managed with a focus on various performance objectives including total revenue, net income, return on average equity and efficiency. These performance objectives are also presented on a cash basis which excludes the impact of goodwill and other intangible assets and their related amortization expense. Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. The net interest yield of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity is allocated to each business segment based on an assessment of its inherent risk.

     See Note Eight of the consolidated financial statements for additional business segment information and reconciliations to consolidated amounts. Additional information on noninterest income can be found in the "Noninterest Income" section beginning on page 37. Certain prior period amounts have been reclassified between segments and their components (presented after Table Two) to conform to the current period presentation.


    Table Two
    Business Segment Summary
    --------------------------------------------------------------------------------------------------------------------------------
    For the Three Months Ended June 30             Consumer and                                              Global Corporate and
                                                Commercial Banking              Asset Management              Investment Banking
                                            ----------------------------------------------------------------------------------------
    (Dollars in millions)                       2000           1999            2000          1999            2000           1999
    -----------------------------------------------------------------------------------------------------------------------------
    Net interest income                       $ 3,425        $ 3,506          $ 159         $  142          $ 1,045        $  914
    Noninterest income                          1,789          1,807            420            394            1,291         1,321
    -----------------------------------------------------------------------------------------------------------------------------
      Total revenue                             5,214          5,313            579            536            2,336         2,235
    Net income                                  1,254          1,194            163            135              600           647
    Cash basis earnings                         1,423          1,371            169            141              643           688
    Net interest yield                           4.85%          5.32 %         2.81 %         2.96 %           2.07 %        2.03 %
    Average equity to average assets             7.88           8.21           7.55           8.32             6.26          6.60
    Return on average equity                     20.6           19.9           37.2           32.2             15.6          18.0
    Return on tangible equity                    29.0           29.1           42.9           38.0             18.4          21.3
    Efficiency ratio                             54.4           56.4           54.4           56.2             54.2          51.5
    Cash basis efficiency ratio                  51.1           53.1           53.4           55.0             52.3          49.6
    Average:
        Total loans and leases                $261,091       $238,751        $21,772        $18,571         $108,635      $108,055
        Total deposits                         256,435        251,821         11,717         12,156           69,752        65,908
        Total assets                           311,356        292,707         23,360         20,163          246,939       218,367
    ================================================================================================================================

    --------------------------------------------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------------------------------------------
    For the Six Months Ended June 30             Consumer and                                              Global Corporate and
                                              Commercial Banking              Asset Management              Investment Banking
                                          ------------------------------------------------------------------------------------------

    (Dollars in millions)                    2000           1999            2000          1999            2000              1999
    --------------------------------------------------------------------------------------------------------------------------------
    Net interest income                  $   6,819      $   6,975       $    314        $   277        $   2,011        $   1,862
    Noninterest income                       3,423          3,382            830            824            3,214            2,539
    --------------------------------------------------------------------------------------------------------------------------------
      Total revenue                         10,242         10,357          1,144          1,101            5,225            4,401
    Net income                               2,318          2,269            317            286            1,556            1,189
    Cash basis earnings                      2,656          2,618            329            299            1,641            1,273
    Net interest yield                        4.92 %         5.34           2.85 %         2.96 %           2.04 %           2.06 %
    Average equity to average assets          7.94           8.17           7.68           8.54             6.25             6.68
    Return on average equity                  19.2           19.3           36.4           34.2             20.7             16.3
    Return on tangible equity                 27.5           28.4           42.0           40.2             24.1             19.4
    Efficiency ratio                          56.0           57.6           54.1           54.9             50.3             53.2
    Cash basis efficiency ratio               52.7           54.2           53.0           53.7             48.7             51.3
    Average:
        Total loans and leases            $255,510       $235,076        $21,248        $18,160         $107,340         $110,216
        Total deposits                     254,749        251,231         11,342         12,249           68,201           65,883
        Total assets                       306,124        290,010         22,832         19,776          241,860          219,779
    ================================================================================================================================


Consumer and Commercial Banking
     Consumer and Commercial Banking provides a wide array of products and services to individuals, small businesses and middle market companies through multiple delivery channels.

                                                    Consumer and Commercial Banking
                                       ----------------------------------------------------------
                                         Three Months Ended             Six Months Ended
                                              June 30                        June 30
                                       ----------------------------------------------------------
      (Dollars in millions)              2000           1999           2000            1999
-------------------------------------------------------------------------------------------------
      Net interest income               $3,425         $3,506          $6,819         $6,975
      Noninterest income                 1,789          1,807           3,423          3,382
--------------------------------------------------------------------------------------------------
         Total revenue                   5,214          5,313          10,242         10,357
      Cash basis earnings                1,423          1,371           2,656          2,618
      Cash basis efficiency ratio         51.1 %         53.1 %          52.7 %         54.2 %


o Growth in the loan portfolio had a positive effect on net interest income for the six months ended June 30, 2000. Spread compression and 1999 loan sales and securitizations more than offset this increase resulting in a two percent decrease in net interest income.
o Noninterest income increased one percent for the six months ended June 30, 2000 due to higher card income and service charges resulting from an increased focus by management to grow the card business and new marketing programs.
o Cash basis earnings increased one percent for the six months ended June 30, 2000 due to decreased provision expense and noninterest expense partially offset by the decrease in total revenue.
     o Improved credit quality in the credit card portfolio resulted in a decrease in the provision for credit losses.
     o Merger-related savings resulted in a decrease across most expense categories.

     The major components of Consumer and Commercial Banking are Banking Regions, Consumer Products and Commercial Banking.

Banking Regions

     Banking Regions serves approximately 30 million consumer households in 21 states and the District of Columbia and overseas through its extensive network of approximately 4,500 banking centers, 14,000 ATMs, telephone and Internet channels on www.bankofamerica.com. Banking Regions provides a wide array of products and services, including deposit products such as checking, money market savings accounts, time deposits and IRAs, and credit products such as home equity, personal auto loans and auto leasing. Banking Regions also includes small business banking providing treasury management, credit services, community investment, debit card, e-commerce and brokerage services to over two million small business relationships across the franchise.





                                                         Banking Regions
                                       ----------------------------------------------------------
                                       Three Months Ended              Six Months Ended
                                           June 30                          June 30
                                       ----------------------------------------------------------
    (Dollars in millions)               2000           1999            2000           1999
-------------------------------------------------------------------------------------------------
    Net interest income                $2,089         $2,125          $4,150        $4,211
    Noninterest income                    876            850           1,719         1,620
-------------------------------------------------------------------------------------------------
       Total revenue                    2,965          2,975           5,869         5,831
    Cash basis earnings                   763            743           1,446         1,401
    Cash basis efficiency ratio          58.2 %         60.3 %          59.7 %        61.9 %



o Noninterest income increased six percent for the six months ended June 30, 2000 primarily due to increased consumer service charges and debit card income.
o Net interest income declined one percent primarily due to spread compression and 1999 loan sales and securitizations.
o Cash basis earnings increased three percent for the six months ended June 30, 2000, primarily attributable to a decrease in noninterest expense driven by merger-related savings and lower transition expense.

Consumer Products

     Consumer Products provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and Internet, student lending and certain insurance services. Consumer Products also provides consumer home equity and auto loans, retail finance programs to dealerships and lease financing of new and used cars.






                                                               Consumer Products
                                       ----------------------------------------------------------
                                          Three Months Ended              Six Months Ended
                                               June 30                          June 30
                                       ----------------------------------------------------------
    (Dollars in millions)                2000            1999           2000         1999
-------------------------------------------------------------------------------------------------
    Net interest income                 $ 800          $ 826          $1,560        $1,655
    Noninterest income                    685            725           1,253         1,349
-------------------------------------------------------------------------------------------------
       Total revenue                    1,485          1,551           2,813         3,004
   Cash basis earnings                    440            388             766            76
   Cash basis efficiency ratio           39.9 %         43.4 %          42.2 %        43.8 %



o Higher card income had a positive effect on noninterest income for the six months ended June 30, 2000. Gains on loan sales and securitizations in 1999 more than offset this increase resulting in a seven percent decline in noninterest income.
o Net interest income decreased six percent for the six months ended June 30, 2000 primarily due to a shift to lower spread loan products and loan sales and securitizations in 1999.
o Cash basis earnings increased one percent for the six months ended June 30, 2000 primarily due to a decrease in provision expense and noninterest expense partially offset by the decrease in total revenue.

o Provision expense decreased due to improved credit quality in the credit card portfolio.

o The decrease in noninterest expense was primarily driven by expense reduction initiatives.

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



                                                        Commercial Banking
                                       ----------------------------------------------------------
                                          Three Months Ended              Six Months Ended
                                               June 30                          June 30
                                       ----------------------------------------------------------
    (Dollars in millions)                 2000           1999           2000           1999
-------------------------------------------------------------------------------------------------
    Net interest income                   $536           $555          $1,109        $1,109
    Noninterest income                     228            232             451           413
-------------------------------------------------------------------------------------------------
       Total revenue                       764            787           1,560         1,522
    Cash basis earnings                    220            240             444           457
    Cash basis efficiency ratio           45.5 %         45.0 %          45.1 %        45.3 %



o Total revenue for the six months ended June 30, 2000 increased two percent due to a nine percent increase in noninterest income attributable to higher service charges.
o Higher noninterest income had a positive effect on cash basis earnings for the six months ended June 30, 2000. Higher provision expense more than offset this increase resulting in a three percent decline in cash basis earnings.

Asset Management

     Asset Management includes the Private Bank, Banc of America Capital Management and Banc of America Investment Services, Inc. The Private Bank offers financial solutions to high-net-worth clients and foundations in the U.S. and internationally by providing customized asset management and credit, financial advisory, fiduciary, trust and banking services. Banc of America Capital Management offers management of equity, fixed income, cash, and alternative investments; manages the assets of individuals, corporations, municipalities, foundations and universities, and public and private institutions; and provides advisory services to the Corporation's affiliated family of mutual funds. Banc of America Investment Services, Inc. provides both full-service and discount brokerage services through investment professionals located throughout the franchise and a brokerage web site that provides customers a wide array of market analyses, investment research and self-help tools, account information and transaction capabilities.

     On June 15, 2000, the Corporation entered into an agreement, effective January 2, 2001, to acquire the remaining 50 percent of Marsico Capital Management LLP (Marsico) for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm specializing in large capitalization growth stocks. Marsico manages more than $15 billion in assets and has experienced compounded annual revenue growth of approximately 460 percent since its inception in 1997. Marsico will benefit the Corporation's marketing of investment capabilities to financial intermediaries and institutional clients.

                                                        Asset Management
                                       ----------------------------------------------------------
                                       Three Months Ended              Six Months Ended
                                            June 30                          June 30
                                       ----------------------------------------------------------
    (Dollars in millions)                2000          1999            2000          1999
-------------------------------------------------------------------------------------------------
    Net interest income                  $159           $142           $ 314         $ 277
    Noninterest income                    420            394             830           824
-------------------------------------------------------------------------------------------------
       Total revenue                      579            536           1,144         1,101
    Cash basis earnings                   169            141             329           299
    Cash basis efficiency ratio           53.4 %         55.0 %         53.0 %        53.7 %


o Total revenue increased four percent for the six months ended June 30, 2000. The increase was attributable to increases in both net interest income and noninterest income.
     o Net interest income increased 13 percent due to strong loan growth in the commercial loan portfolio.
     o Noninterest income increased one percent primarily due to increased investment and brokerage fees driven by new business and market growth, partially offset by gains in 1999 on the disposition of certain businesses.
o Cash basis earnings increased 10 percent for the six months ended June 30, 2000 due to the increase in total revenue, partially offset by increased noninterest expense, led by one-time business divestiture expenditures in 2000.

Global Corporate and Investment Banking

     Global Corporate and Investment Banking provides a broad array of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions:
U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, merger and acquisition advisory, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leasing, leveraged finance, project finance, real estate finance, senior bank debt, structured finance and trade services.


                                                         Global Corporate and
                                                          Investment Banking
                                       ----------------------------------------------------------
                                            Three Months Ended              Six Months Ended
                                                 June 30                          June 30
                                       ----------------------------------------------------------
    (Dollars in millions)                  2000            1999           2000           1999
-------------------------------------------------------------------------------------------------
    Net interest income                   $1,045          $ 914          $2,011        $1,862
    Noninterest income                     1,291          1,321           3,214         2,539
-------------------------------------------------------------------------------------------------
       Total revenue                       2,336          2,235           5,225         4,401
    Cash basis earnings                      643            688           1,641         1,273
    Cash basis efficiency ratio             52.3 %         49.6 %          48.7 %        51.3 %

o For the six months ended June 30, 2000, total revenue increased 19 percent due to increases in both net interest income and noninterest income.
     o Net interest income increased eight percent, primarily due to trading activities, interest recoveries and higher demand deposits.
     o Noninterest income increased 27 percent due to higher equity investment gains, trading account profits, investment banking income and corporate service charges.
o For the six months ended June 30, 2000, cash basis earnings increased 29 percent. The increase was primarily due to the higher revenue discussed above and was partially offset by an increase in noninterest expense resulting from higher revenue-related incentive compensation.

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


                                                      Global Credit Products
                                       ----------------------------------------------------------
                                          Three Months Ended              Six Months Ended
                                                 June 30                       June 30
                                      ----------------------------------------------------------
     (Dollars in millions)                2000            1999           2000           1999
-------------------------------------------------------------------------------------------------
    Net interest income                    $626           $598          $1,212        $1,204
    Noninterest income                      157            188             288           305
-------------------------------------------------------------------------------------------------
       Total revenue                        783            786           1,500         1,509
    Cash basis earnings                     329            360             615           633
    Cash basis efficiency ratio            22.0 %         22.5 %          22.5 %        23.8 %



o Net interest income increased slightly for the six months ended June 30, 2000, but was offset by a six percent decrease in noninterest income due to a decline in investment banking and other income.
o Noninterest expense decreased five percent for the six months ended June 30, 2000 due to a decrease in personnel expense. Offsetting this decrease was an increase in the provision for credit losses driven by the charge-off of a single fraud-related credit, resulting in a three percent decline in cash basis earnings.

Global Capital Raising

     Global Capital Raising includes the Corporation's investment banking activities. Through a separate subsidiary, Banc of America Securities LLC (formerly NationsBanc Montgomery Securities LLC), Global Capital Raising underwrites and makes markets in equity securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers, traditional brokerage services to high-net-worth individuals, prime-brokerage services and makes markets in equity derivatives. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services, private placements and equity derivatives are also provided through Banc of America Securities LLC.


                                                          Global Capital Raising
                                       ----------------------------------------------------------
                                             Three Months Ended              Six Months Ended
                                                  June 30                          June 30
                                       ----------------------------------------------------------
    (Dollars in millions)                2000            1999           2000           1999
-------------------------------------------------------------------------------------------------
    Net interest income                  $124            $23           $ 251          $ 70
    Noninterest income                    609            540           1,282           968
-------------------------------------------------------------------------------------------------
       Total revenue                      733            563           1,533         1,038
    Cash basis earnings                   132             99             319           128
    Cash basis efficiency ratio          73.3 %         72.8 %          72.6 %        81.3 %

o Total revenue increased 48 percent for the six months ended June 30, 2000 due to increased net interest income and noninterest income. The increases were due to higher trading-related revenue, investment banking income and corporate investment and brokerage fees primarily due to increased activity and contribution from equity products.

o Cash basis earnings increased 149 percent for the six months ended June 30, 2000, led by the increase in revenue partially offset by an increase in noninterest expense, which was driven by higher revenue-related incentive compensation.

Global Markets
     Global Markets provides business solutions for a global customer base using interest rate derivatives, foreign exchange products, commodity derivatives and mortgage-related products. In support of these activities, the businesses will take positions in these products and capitalize on market-making activities. The Global Markets business also takes an active role in the trading of fixed income securities in all of the regions in which Global Corporate and Investment Banking transacts business and is a primary dealer in the U.S., as well as in several international locations.


                                                                  Global Markets
                                       ----------------------------------------------------------
                                           Three Months Ended              Six Months Ended
                                                 June 30                        June 30
                                       ----------------------------------------------------------
    (Dollars in millions)                 2000            1999           2000           1999
-------------------------------------------------------------------------------------------------
    Net interest income                   $177           $166            $314          $331
    Noninterest income                     215            293             673           651
-------------------------------------------------------------------------------------------------
       Total revenue                       392            459             987           982
    Cash basis earnings                     98            145             290           328
    Cash basis efficiency ratio           58.9 %         52.4 %          53.5 %        49.8 %

o Noninterest income increased for the six months ended June 30, 2000, partially offset by a decrease in net interest income, resulting in a one percent increase in total revenue.
     o Noninterest income increased three percent primarily due to strong client demands in interest rate contracts in the first quarter of 2000.
     o The five percent decrease in net interest income was primarily due to changes in trading-related positions.
o For the six months ended June 30, 2000, cash basis earnings decreased 12 percent primarily due to higher noninterest expense resulting from higher revenue-related incentive compensation, partially offset by the increase in total revenue.

Global Treasury Services

     Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and public and private companies of all sizes manage their operations and cash flows on a local, regional, national and global level.

                                                      Global Treasury Services
                                       ----------------------------------------------------------
                                       Three Months Ended              Six Months Ended
                                            June 30                          June 30
                                       ----------------------------------------------------------
    (Dollars in millions)                2000            1999           2000           1999
-------------------------------------------------------------------------------------------------
    Net interest income                  $152           $148            $296          $298
    Noninterest income                    193            185             383           367
-------------------------------------------------------------------------------------------------
       Total revenue                      345            333             679           665
    Cash basis earnings                    48             37             126            82
    Cash basis efficiency ratio          74.1 %         78.8 %          75.3 %        79.1 %

o Total revenue increased two percent for the six months ended June 30, 2000, led by a four percent increase in noninterest income, primarily driven by an increase in service charges.
o Cash basis earnings increased 54 percent for the six months ended June 30, 2000 primarily due to the increase in total revenue and a decrease in provision expense driven by credit upgrades and declining balances in the international portfolio.

Principal Investing

     Principal Investing invests in both direct and indirect equity investments in a wide variety of transactions. Domestic activities include investments from early-stage seed capital to mezzanine financing, late-stage and buyout investments. International investing focuses on established businesses in Asia, Europe and Latin America delivering strategic and financial guidance, broad business experience and access to the Corporation's global resources.


                                                             Principal Investing
                                       ----------------------------------------------------------
                                       Three Months Ended              Six Months Ended
                                              June 30                       June 30
                                       ----------------------------------------------------------
    (Dollars in millions)                2000         1999           2000           1999
-------------------------------------------------------------------------------------------------
    Net interest income                $ (34)         $ (21)          $ (62)        $ (41)
    Noninterest income                   117            115             588           248
-------------------------------------------------------------------------------------------------
       Total revenue                      83             94             526           207
    Cash basis earnings                   36             47             291           102
    Cash basis efficiency ratio         32.5 %         20.5 %           9.9 %        20.0 %

o For the six months ended June 30, 2000, total revenue increased $319 million primarily due to an increase in noninterest income driven primarily by higher equity investment gains in both cash and portfolio appreciation.
o For the six months ended June 30, 2000, cash basis earnings increased $189 million primarily due to the increase in revenue led by equity investment gains.

Results of Operations

Net Interest Income

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the most recent five quarters and for the six months ended June 30, 2000 and 1999 is presented in Tables Three and Four, respectively.

     As reported, net interest income on a taxable-equivalent basis was $4.7 billion for the three months ended June 30, 2000, an increase of $46 million compared to the same period in 1999. For the six months ended June 30, 2000 and 1999, net interest income on a taxable-equivalent basis remained at $9.3 billion. Management also reviews "core net interest income" which adjusts reported net interest income for the impact of trading-related activities, securitizations, asset sales and divestitures. For purposes of internal analysis, management combines trading-related net interest income with trading account profits, as discussed in the "Noninterest Income" section on page 39, as trading strategies are typically evaluated on total revenue. The determination of core net interest income also requires adjustment for the impact of securitizations (primarily home equity and credit card), asset sales (primarily residential and commercial real estate loans) and divestitures. Net interest income associated with assets that have been securitized is predominantly offset in noninterest income, as the Corporation takes on the role of servicer and records servicing income and gains on securitizations, where appropriate.

     The table below provides a reconciliation between net interest income on a taxable-equivalent basis presented in Tables Three and Four and core net interest income for the three months and six months ended June 30, 2000 and 1999, respectively.


                                                               Three Months Ended                              Six Months Ended
                                                                    June 30                                         June 30
                                                         ----------------------------- Increase/        -------------------------
   (Dollars in millions)                                 2000              1999        (Decrease)         2000             1999
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income
   As reported (1)                                       $ 4,709          $ 4,663        0.99 %         $ 9,304          $ 9,308
   Less: Trading-related net interest income                (263)            (148)                         (483)            (315)
   Add: Impact of securitizations, asset sales
             and divestitures                                144                6                           318               28
------------------------------------------------------------------------------------------------------------------------------------
    Core net interest income                             $ 4,590          $ 4,521        1.53 %         $ 9,139          $ 9,021
------------------------------------------------------------------------------------------------------------------------------------
   Average earning assets
   As reported                                         $ 582,490         $530,049        9.89 %       $ 572,830         $526,884
   Less: Trading-related earning assets                 (119,115)         (82,590)                     (115,745)         (81,302)
   Add: Earning assets securitized, sold
             and divested                                 16,977            1,335                        18,484            1,302
------------------------------------------------------------------------------------------------------------------------------------
    Core average earning assets                        $ 480,352         $448,794        7.03 %       $ 475,569         $446,884
------------------------------------------------------------------------------------------------------------------------------------
   Net interest yield on earning assets (1,2)
   As reported                                              3.24 %           3.53 %       (29) bp          3.26 %           3.55 %
   Add: Impact of trading-related activities                0.61             0.52           9              0.61             0.51
           Impact of securitizations, asset sales
             and divestitures                                  -                -           -              0.01               -
------------------------------------------------------------------------------------------------------------------------------------
    Core net interest yield on earning assets               3.85 %            4.05 %      (20) bp          3.88 %           4.06 %
====================================================================================================================================




                                                         Increase/
   (Dollars in millions)                                (Decrease)
-------------------------------------------------------------------
   Net interest income
   As reported (1)                                     (0.04) %
   Less: Trading-related net interest income
   Add: Impact of securitizations, asset sales
             and divestitures
-------------------------------------------------------------------
    Core net interest income                            1.31 %
-------------------------------------------------------------------
   Average earning assets
   As reported                                          8.72 %
   Less: Trading-related earning assets
   Add: Earning assets securitized, sold
             and divested
-------------------------------------------------------------------
    Core average earning assets                         6.42 %
-------------------------------------------------------------------
   Net yield on earning assets (1,2)
   As reported                                          (29) bp
   Add: Impact of trading-related activities             10
           Impact of securitizations, asset sales
             and divestitures                             1
-------------------------------------------------------------------
    Core net interest yield on earning assets           (18) bp
====================================================================


  (1) Net interest income is presented on a taxable-equivalent basis.
  (2) bp denotes basis points; 100 bp equals 1%.



     Core net interest income on a taxable-equivalent basis was $4.6 billion and $9.1 billion for the three months and six months ended June 30, 2000, respectively, an increase of $69 million and $118 million over the corresponding periods in 1999. For both periods, managed loan growth, particularly in consumer products, and higher levels of core deposits and equity were partially offset by spread compression, increased reliance on long-term debt funding and the cost of share repurchases.

    Core average earning assets were $480.4 billion and $475.6 billion for the three months and six months ended June 30, 2000, respectively, an increase of $31.6 billion and $28.7 billion over the same periods in 1999, primarily reflecting managed loan growth of 12 percent and 10 percent, respectively.

Managed consumer loans increased 19 percent for both the three months and six months ended June 30, 2000, led by growth in residential first mortgages, home equity lines and consumer finance loans. Loan growth is dependent on economic conditions, as well as various discretionary factors such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentrations.

    The core net interest yield decreased 20 basis points to 3.85 percent and 18 basis points to 3.88 percent for the three months and six months ended June 30, 2000, respectively, mainly due to spread compression, increased reliance on long-term debt funding and the cost of share repurchases.

Provision for Credit Losses

     The provision for credit losses totaled $470 million and $890 million for the three months and six months ended June 30, 2000, respectively, compared to $510 million and $1.0 billion for the comparable 1999 periods. The decrease in the provision for credit losses was primarily due to a reduction in the inherent risk and size of the Corporation's emerging markets portfolio and a change in the composition of the loan portfolio from commercial and consumer foreign to more consumer loans secured by residential real estate. Total net charge-offs were $470 million and $890 million for the three months and six months ended June 30, 2000, respectively, compared to $520 million and $1.0 billion for the comparable 1999 periods. The decrease in net charge-offs was driven primarily by lower losses on bankcard loans. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Credit Risk Management and Credit Portfolio Review" section beginning on page 44.

Gains on Sales of Securities

     Gains on sales of securities were $6 million and $12 million for the three months and six months ended June 30, 2000, respectively, compared to $52 million and $182 million in the respective periods of 1999. Securities gains were lower in 2000 as a result of continued unfavorable market conditions for certain debt securities.

    Table Three
    Quarterly Average Balances and Interest Rates - Taxable-Equivalent Basis
                                                                                      Second Quarter 2000
                                                                           ---------------------------------------
                                                                                            Interest
                                                                            Average          Income/       Yield/
    (Dollars in millions)                                                   Balance          Expense        Rate
   ---------------------------------------------------------------------------------------------------------------
    Earning assets
    Time deposits placed and other short-term investments                    $ 4,578           $ 79         7.02%
    Federal funds sold and securities purchased under
          agreements to resell                                                43,983            595         5.43
    Trading account assets                                                    48,874            702         5.77
    Securities:
      Available-for-sale (1)                                                  84,054          1,270         6.05
       Held-for-investment                                                     1,406            27          7.68
   ---------------------------------------------------------------------------------------------------------------
           Total securities                                                   85,460          1,297         6.08
   ---------------------------------------------------------------------------------------------------------------
    Loans and leases (2):
        Commercial - domestic                                                148,034          3,023         8.21
        Commercial - foreign                                                  29,068            515         7.12
        Commercial real estate  - domestic                                    25,497            563         8.88
        Commercial real estate - foreign                                         376             8          9.15
   ---------------------------------------------------------------------------------------------------------------
           Total commercial                                                  202,975          4,109         8.14
   ---------------------------------------------------------------------------------------------------------------
        Residential mortgage                                                  91,825          1,696         7.40
        Home equity lines                                                     19,067            422         8.91
        Direct/Indirect consumer                                              41,757            867         8.36
        Consumer finance                                                      24,123            545         9.03
        Bankcard                                                               9,429            279        11.87
        Foreign consumer                                                       2,228            48          8.81
   ---------------------------------------------------------------------------------------------------------------
           Total consumer                                                    188,429          3,857         8.21
   ---------------------------------------------------------------------------------------------------------------
                Total loans and leases                                       391,404          7,966         8.17
   ---------------------------------------------------------------------------------------------------------------
    Other earning assets                                                       8,191            176         8.53
   ---------------------------------------------------------------------------------------------------------------
           Total earning assets (3)                                          582,490         10,815         7.45
   ---------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                 25,605
    Other assets, less allowance for credit losses                            64,493
   ---------------------------------------------------------------------------------------------------------------
           Total assets                                                     $672,588
   ---------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities
    Domestic interest-bearing deposits:
       Savings                                                               $23,936            78          1.32
       NOW and money market deposit accounts                                 100,186            734         2.94
       Consumer CDs and IRAs                                                  77,384          1,034         5.38
       Negotiated CDs, public funds and other time deposits                    7,361            111         6.09
   ---------------------------------------------------------------------------------------------------------------
           Total domestic interest-bearing deposits                          208,867          1,957         3.77
   ---------------------------------------------------------------------------------------------------------------
    Foreign interest-bearing deposits (4):
       Banks located in foreign countries                                     15,823            232         5.92
       Governments and official institutions                                   9,885            151         6.12
       Time, savings and other                                                27,697            380         5.51
   ---------------------------------------------------------------------------------------------------------------
           Total foreign interest-bearing deposits                            53,405            763         5.74
   ---------------------------------------------------------------------------------------------------------------
                Total interest-bearing deposits                              262,272          2,720         4.17
   ---------------------------------------------------------------------------------------------------------------
    Federal funds purchased, securities sold under agreements
          to repurchase and other short-term borrowings                      135,817          1,990         5.89
    Trading account liabilities                                               20,532            189         3.70
    Long-term debt (5)                                                        69,779          1,207         6.92
   ---------------------------------------------------------------------------------------------------------------
           Total interest-bearing liabilities (6)                            488,400          6,106         5.02
   ---------------------------------------------------------------------------------------------------------------
    Noninterest-bearing sources:
       Noninterest-bearing deposits                                           91,154
       Other liabilities                                                      45,922
       Shareholders' equity                                                   47,112
   ---------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                       $672,588
   ---------------------------------------------------------------------------------------------------------------
    Net interest spread                                                                                     2.43
    Impact of noninterest-bearing sources                                                                    .81
   ---------------------------------------------------------------------------------------------------------------
           Net interest income/yield on earning assets                                       $4,709         3.24%
   ---------------------------------------------------------------------------------------------------------------


                                                                                       First Quarter 2000
                                                                              ------------------------------------
                                                                                             Interest
                                                                              Average         Income/     Yield/
    (Dollars in millions)                                                     Balance         Expense      Rate
   ---------------------------------------------------------------------------------------------------------------
    Earning assets
    Time deposits placed and other short-term investments                     $ 4,504          $ 75       6.65%
    Federal funds sold and securities purchased under
          agreements to resell                                                 45,459           575       5.07
    Trading account assets                                                     39,733           542       5.47
    Securities:
      Available-for-sale (1)                                                   86,878         1,332       6.15
       Held-for-investment                                                      1,333           24        7.19
   ---------------------------------------------------------------------------------------------------------------
           Total securities                                                    88,211         1,356       6.16
   ---------------------------------------------------------------------------------------------------------------
    Loans and leases (2):
        Commercial - domestic                                                 145,362         2,824       7.81
        Commercial - foreign                                                   27,927           486       6.99
        Commercial real estate  - domestic                                     24,664           517       8.43
        Commercial real estate - foreign                                          344            8        9.29
   ---------------------------------------------------------------------------------------------------------------
           Total commercial                                                   198,297         3,835       7.78
   ---------------------------------------------------------------------------------------------------------------
        Residential mortgage                                                   85,427         1,566       7.34
        Home equity lines                                                      17,573           377       8.62
        Direct/Indirect consumer                                               41,858           887       8.52
        Consumer finance                                                       22,798           486       8.53
        Bankcard                                                                8,404           234      11.22
        Foreign consumer                                                        2,227           50        9.00
   ---------------------------------------------------------------------------------------------------------------
           Total consumer                                                     178,287         3,600       8.10
   ---------------------------------------------------------------------------------------------------------------
                Total loans and leases                                        376,584         7,435       7.93
   ---------------------------------------------------------------------------------------------------------------
    Other earning assets                                                        8,679           174       8.11
   ---------------------------------------------------------------------------------------------------------------
           Total earning assets (3)                                           563,170        10,157       7.24
   ---------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                  25,830
    Other assets, less allowance for credit losses                             62,019
   ---------------------------------------------------------------------------------------------------------------
           Total assets                                                      $651,019
   ---------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities
    Domestic interest-bearing deposits:
       Savings                                                                $24,237           78        1.29
       NOW and money market deposit accounts                                   98,424           679       2.78
       Consumer CDs and IRAs                                                   76,074           983       5.20
       Negotiated CDs, public funds and other time deposits                     6,966           103       5.93
   ---------------------------------------------------------------------------------------------------------------
           Total domestic interest-bearing deposits                           205,701         1,843       3.60
   ---------------------------------------------------------------------------------------------------------------
    Foreign interest-bearing deposits (4):
       Banks located in foreign countries                                      14,180           188       5.33
       Governments and official institutions                                    8,745           124       5.72
       Time, savings and other                                                 26,382           340       5.17
   ---------------------------------------------------------------------------------------------------------------
           Total foreign interest-bearing deposits                             49,307           652       5.31
   ---------------------------------------------------------------------------------------------------------------
                Total interest-bearing deposits                               255,008         2,495       3.93
   ---------------------------------------------------------------------------------------------------------------
    Federal funds purchased, securities sold under agreements
          to repurchase and other short-term borrowings                       131,517         1,802       5.51
    Trading account liabilities                                                23,013           181       3.16
    Long-term debt (5)                                                         64,256         1,084       6.75
   ---------------------------------------------------------------------------------------------------------------
           Total interest-bearing liabilities (6)                             473,794         5,562       4.72
   ---------------------------------------------------------------------------------------------------------------
    Noninterest-bearing sources:
       Noninterest-bearing deposits                                            90,366
       Other liabilities                                                       40,829
       Shareholders' equity                                                    46,030
   ---------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                        $651,019
   ---------------------------------------------------------------------------------------------------------------
    Net interest spread                                                                                   2.52
    Impact of noninterest-bearing sources                                                                  .75
   ---------------------------------------------------------------------------------------------------------------
           Net interest income/yield on earning assets                                       $4,595       3.27%
   ---------------------------------------------------------------------------------------------------------------

                                                                       Fourth Quarter 1999           Third Quarter 1999
                                                                  ----------------------------  ----------------------------
                                                                             Interest                      Interest
                                                                   Average   Income/   Yield/    Average    Income/   Yield/
   (Dollars in millions)                                           Balance   Expense    Rate     Balance    Expense    Rate
   -------------------------------------------------------------------------------------------------------------------------
   Earning assets
   Time deposits placed and other short-term investments           $ 4,512     $ 73     6.33%    $ 5,018      $ 69     5.50%
   Federal funds sold and securities purchased under
         agreements to resell                                       39,700      458     4.60      33,074       440     5.30
   Trading account assets                                           38,453      544     5.63      37,453       483     5.14
   Securities:
     Available-for-sale (1)                                         85,009    1,301     6.10      78,779     1,208     6.12
      Held-for-investment                                            1,433      25      7.25       1,482       26      7.02
   -------------------------------------------------------------------------------------------------------------------------
          Total securities                                          86,442    1,326     6.12      80,261     1,234     6.13
   -------------------------------------------------------------------------------------------------------------------------
   Loans and leases (2):
       Commercial - domestic                                       140,674    2,707     7.64     136,149     2,488     7.25
       Commercial - foreign                                         27,430      453     6.56      28,348       494     6.93
       Commercial real estate  - domestic                           24,345      506     8.23      25,056       517     8.19
       Commercial real estate - foreign                                306       6      8.96         295        7      8.80
   -------------------------------------------------------------------------------------------------------------------------
          Total commercial                                         192,755    3,672     7.56     189,848     3,506     7.33
   -------------------------------------------------------------------------------------------------------------------------
       Residential mortgage                                         79,783    1,450     7.26      80,015     1,431     7.14
       Home equity lines                                            16,882      345     8.12      16,316       321     7.79
       Direct/Indirect consumer                                     42,442      888     8.30      42,740       875     8.13
       Consumer finance                                             21,340      440     8.18      19,923       433     8.62
       Bankcard                                                      8,578      245    11.32       8,923       256    11.38
       Foreign consumer                                              2,430      54      8.77       3,635       86      9.36
   -------------------------------------------------------------------------------------------------------------------------
          Total consumer                                           171,455    3,422     7.94     171,552     3,402     7.89
   -------------------------------------------------------------------------------------------------------------------------
               Total loans and leases                              364,210    7,094     7.74     361,400     6,908     7.59
   -------------------------------------------------------------------------------------------------------------------------
   Other earning assets                                             10,247      193     7.51      11,358       213     7.40
   -------------------------------------------------------------------------------------------------------------------------
          Total earning assets (3)                                 543,564    9,688     7.09     528,564     9,347     7.03
   -------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                        25,467                        25,905
   Other assets, less allowance for credit losses                   61,712                        56,979
   -------------------------------------------------------------------------------------------------------------------------
          Total assets                                            $630,743                      $611,448
   -------------------------------------------------------------------------------------------------------------------------
   Interest-bearing liabilities
   Domestic interest-bearing deposits:
      Savings                                                      $25,082      80      1.27     $26,037       82      1.25
      NOW and money market deposit accounts                         97,481      639     2.60      96,402       579     2.38
      Consumer CDs and IRAs                                         74,653      932     4.95      73,429       898     4.85
      Negotiated CDs, public funds and other time deposits           6,825      98      5.73       6,609       94      5.66
   -------------------------------------------------------------------------------------------------------------------------
          Total domestic interest-bearing deposits                 204,041    1,749     3.40     202,477     1,653     3.24
   -------------------------------------------------------------------------------------------------------------------------
   Foreign interest-bearing deposits (4):
      Banks located in foreign countries                            14,305      178     4.93      13,668       160     4.65
      Governments and official institutions                          7,121      99      5.53       7,185       90      4.99
      Time, savings and other                                       24,993      298     4.72      25,500       295     4.57
   -------------------------------------------------------------------------------------------------------------------------
          Total foreign interest-bearing deposits                   46,419      575     4.91      46,353       545     4.66
   -------------------------------------------------------------------------------------------------------------------------
               Total interest-bearing deposits                     250,460    2,324     3.68     248,830     2,198     3.50
   -------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings             120,858    1,638     5.38     114,934     1,437     4.96
   Trading account liabilities                                      19,223      190     3.92      15,677       189     4.78
   Long-term debt (5)                                               59,972      995     6.63      59,283       920     6.21
   -------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities (6)                   450,513    5,147     4.54     438,724     4,744     4.30
   -------------------------------------------------------------------------------------------------------------------------
   Noninterest-bearing sources:
      Noninterest-bearing deposits                                  91,453                        88,168
      Other liabilities                                             41,985                        38,117
      Shareholders' equity                                          46,792                        46,439
   -------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity              $630,743                      $611,448
   -------------------------------------------------------------------------------------------------------------------------
   Net interest spread                                                                  2.55                           2.73
   Impact of noninterest-bearing sources                                                 .77                            .73
   -------------------------------------------------------------------------------------------------------------------------
          Net interest income/yield on earning assets                        $4,541     3.32%               $4,603     3.46%
   -------------------------------------------------------------------------------------------------------------------------

                                                                                       Second Quarter 1999
                                                                               ------------------------------------
                                                                                             Interest
                                                                                Average       Income/      Yield/
   (Dollars in millions)                                                        Balance       Expense       Rate
   ----------------------------------------------------------------------------------------------------------------
   Earning assets
   Time deposits placed and other short-term investments                          $ 5,159        $ 65       5.03%
   Federal funds sold and securities purchased under
         agreements to resell                                                      29,521         387       5.25
   Trading account assets                                                          39,837         528       5.31
   Securities:
     Available-for-sale (1)                                                        76,373       1,139       5.97
      Held-for-investment                                                           1,482         28        7.61
   ----------------------------------------------------------------------------------------------------------------
          Total securities                                                         77,855       1,167       6.00
   ----------------------------------------------------------------------------------------------------------------
   Loans and leases (2):
       Commercial - domestic                                                      138,257       2,473       7.17
       Commercial - foreign                                                        30,209         456       6.05
       Commercial real estate  - domestic                                          25,938         533       8.25
       Commercial real estate - foreign                                               289          6        8.48
   ----------------------------------------------------------------------------------------------------------------
          Total commercial                                                        194,693       3,468       7.14
   ----------------------------------------------------------------------------------------------------------------
       Residential mortgage                                                        80,151       1,430       7.14
       Home equity lines                                                           15,857         304       7.68
       Direct/Indirect consumer                                                    42,240         859       8.15
       Consumer finance                                                            17,794         424       9.56
       Bankcard                                                                    10,365         306      11.83
       Foreign consumer                                                             3,653         87        9.55
   ----------------------------------------------------------------------------------------------------------------
          Total consumer                                                          170,060       3,410       8.03
   ----------------------------------------------------------------------------------------------------------------
               Total loans and leases                                             364,753       6,878       7.56
   ----------------------------------------------------------------------------------------------------------------
   Other earning assets                                                            12,924         232       7.23
   ----------------------------------------------------------------------------------------------------------------
          Total earning assets (3)                                                530,049       9,257       7.00
   ----------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                       25,868
   Other assets, less allowance for credit losses                                  59,447
   ----------------------------------------------------------------------------------------------------------------
          Total assets                                                           $615,364
   ----------------------------------------------------------------------------------------------------------------
   Interest-bearing liabilities
   Domestic interest-bearing deposits:
      Savings                                                                     $21,799         67        1.24
      NOW and money market deposit accounts                                       100,897         581       2.31
      Consumer CDs and IRAs                                                        73,601         847       4.61
      Negotiated CDs, public funds and other time deposits                          6,238         80        5.14
   ----------------------------------------------------------------------------------------------------------------
          Total domestic interest-bearing deposits                                202,535       1,575       3.12
   ----------------------------------------------------------------------------------------------------------------
   Foreign interest-bearing deposits (4):
      Banks located in foreign countries                                           16,947         196       4.62
      Governments and official institutions                                         8,089         98        4.81
      Time, savings and other                                                      26,354         299       4.56
   ----------------------------------------------------------------------------------------------------------------
          Total foreign interest-bearing deposits                                  51,390         593       4.62
   ----------------------------------------------------------------------------------------------------------------
               Total interest-bearing deposits                                    253,925       2,168       3.42
   ----------------------------------------------------------------------------------------------------------------
   Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings                            116,339       1,396       4.82
   Trading account liabilities                                                     14,178         150       4.25
   Long-term debt (5)                                                              58,302         880       6.03
   ----------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities (6)                                  442,744       4,594       4.16
   ----------------------------------------------------------------------------------------------------------------
   Noninterest-bearing sources:
      Noninterest-bearing deposits                                                 88,324
      Other liabilities                                                            37,405
      Shareholders' equity                                                         46,891
   ----------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                             $615,364
   ----------------------------------------------------------------------------------------------------------------
   Net interest spread                                                                                      2.84
   Impact of noninterest-bearing sources                                                                     .69
   ----------------------------------------------------------------------------------------------------------------
          Net interest income/yield on earning assets                                          $4,663       3.53%
   ----------------------------------------------------------------------------------------------------------------

(1) The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.

(2) Nonperforming loans are included in the average loan balances. Income on such nonperforming loans is recognized on a cash basis.

(3) Interest income includes taxable-equivalent basis adjustments of $78 and $71 in the second and first quarters of 2000 and $66, $53 and $51 in the fourth, third and second quarters of 1999, respectively. Interest income also includes the impact of risk management interest rate contracts, which (decreased) increased interest income on the underlying assets $(11) and $7 in the second and first quarters of 2000 and $57, $103 and $83 in the fourth, third and second quarters of 1999, respectively.

(4)  Primarily consists of time deposits in denominations of $100,000 or more.

(5)  Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $(5) and $(8) in the second and first quarters of 2000 and $(2), $6 and $52 in the fourth, third and second quarters of 1999, respectively.

     Table Four
     Six-Month Average Balances and Interest Rates - Taxable-Equivalent Basis
     ------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended June 30
                                                                      -------------------------------------------
                                                                                           2000
                                                                      -------------------------------------------
                                                                                         Interest
                                                                         Average          Income/       Yield/
     (Dollars in millions)                                               Balance          Expense        Rate
     ------------------------------------------------------------------------------------------------------------
     Earning assets
     Time deposits placed and other short-term investments                $ 4,541            $154        6.84%
     Federal funds sold and securities purchased
          under agreements to resell                                       44,721           1,170        5.25
     Trading account assets                                                44,303           1,244        5.63
     Securities:
       Available-for-sale (1)                                              85,466           2,602        6.10
       Held-for-investment                                                  1,369              51        7.44
     ------------------------------------------------------------------------------------------------------------
            Total securities                                               86,835           2,653        6.12
     ------------------------------------------------------------------------------------------------------------
     Loans and leases (2):
        Commercial - domestic                                             146,698           5,847        8.01
        Commercial - foreign                                               28,498           1,000        7.06
        Commercial  real estate - domestic                                 25,080           1,080        8.66
        Commercial  real estate - foreign                                     360              16        9.22
     ------------------------------------------------------------------------------------------------------------
            Total commercial                                              200,636           7,943        7.96
     ------------------------------------------------------------------------------------------------------------
        Residential mortgage                                               88,626           3,262        7.37
        Home equity lines                                                  18,320             799        8.77
        Direct/Indirect consumer                                           41,808           1,754        8.44
        Consumer finance                                                   23,460           1,031        8.79
        Bankcard                                                            8,916             513       11.56
        Foreign consumer                                                    2,228             99         8.90
     ------------------------------------------------------------------------------------------------------------
            Total consumer                                                183,358           7,458        8.16
     ------------------------------------------------------------------------------------------------------------
                 Total loans and leases                                   383,994          15,401        8.05
     ------------------------------------------------------------------------------------------------------------
     Other earning assets                                                   8,436             350        8.31
     ------------------------------------------------------------------------------------------------------------
            Total earning assets (3)                                      572,830          20,972        7.35
     ------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                             25,718
     Other assets, less allowance for credit losses                        63,256
     ------------------------------------------------------------------------------------------------------------
            Total assets                                                 $661,804
     ------------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities
     Domestic interest-bearing deposits:
        Savings                                                           $24,086             156        1.30
        NOW and money market deposit accounts                              99,306           1,413        2.86
        Consumer CDs and IRAs                                              76,729           2,017        5.29
        Negotiated CDs, public funds and other time deposits                7,163             214        6.01
     ------------------------------------------------------------------------------------------------------------
            Total domestic interest-bearing deposits                      207,284           3,800        3.69
     ------------------------------------------------------------------------------------------------------------
     Foreign interest-bearing deposits (4):
        Banks located in foreign countries                                 15,001             420        5.64
        Governments and official institutions                               9,315             275        5.93
        Time, savings and other                                            27,040             720        5.35
     ------------------------------------------------------------------------------------------------------------
            Total foreign interest-bearing deposits                        51,356           1,415        5.54
     ------------------------------------------------------------------------------------------------------------
                 Total interest-bearing deposits                          258,640           5,215        4.05
     ------------------------------------------------------------------------------------------------------------
     Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings                    133,666           3,792        5.70
     Trading account liabilities                                           21,773             370        3.42
     Long-term debt (5)                                                    67,018           2,291        6.84
     ------------------------------------------------------------------------------------------------------------
            Total interest-bearing liabilities (6)                        481,097          11,668        4.87
     ------------------------------------------------------------------------------------------------------------
     Noninterest-bearing sources:
        Noninterest-bearing deposits                                       90,760
        Other liabilities                                                  43,376
        Shareholders' equity                                               46,571
     ------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                   $661,804
     ------------------------------------------------------------------------------------------------------------
     Net interest spread                                                                                 2.48
     Impact of noninterest-bearing sources                                                                .78
     ------------------------------------------------------------------------------------------------------------
            Net interest income/yield on earning assets                                    $9,304        3.26%
     ------------------------------------------------------------------------------------------------------------

                                                                                 Six Months Ended June 30
                                                                         ------------------------------------
                                                                                          1999
                                                                         ------------------------------------
                                                                                         Interest
                                                                           Average        Income/      Yield/
     (Dollars in millions)                                                 Balance        Expense       Rate
     ----------------------------------------------------------------------------------------------------------
     Earning assets
     Time deposits placed and other short-term investments                 $  5,780        $ 153        5.33%
     Federal funds sold and securities purchased
          under agreements to resell                                         28,049          768        5.51
     Trading account assets                                                  40,480        1,075        5.34
     Securities:
       Available-for-sale (1)                                                75,156        2,300        6.14
       Held-for-investment                                                    1,692           61        7.18
     ----------------------------------------------------------------------------------------------------------
            Total securities                                                 76,848        2,361        6.16
     ----------------------------------------------------------------------------------------------------------
     Loans and leases (2):
        Commercial - domestic                                               138,264        4,917        7.17
        Commercial - foreign                                                 30,885          950        6.20
        Commercial  real estate - domestic                                   26,380        1,092        8.35
        Commercial  real estate - foreign                                       288           12        8.63
     -------------------------------------------------------------------------------------------------------
            Total commercial                                                195,817        6,971        7.18
     ----------------------------------------------------------------------------------------------------------
        Residential mortgage                                                 77,982        2,786        7.16
        Home equity lines                                                    15,698          602        7.74
        Direct/Indirect consumer                                             41,946        1,706        8.19
        Consumer finance                                                     16,842          797        9.55
        Bankcard                                                             10,824          633       11.80
        Foreign consumer                                                      3,651          176        9.72
     ---------------------------------------------------------------------------------------------------------
            Total consumer                                                  166,943        6,700        8.07
     ---------------------------------------------------------------------------------------------------------
                 Total loans and leases                                     362,760       13,671        7.59
     ---------------------------------------------------------------------------------------------------------
     Other earning assets                                                    12,967          475        7.38
     ---------------------------------------------------------------------------------------------------------
            Total earning assets (3)                                        526,884       18,503        7.07
     ---------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                               25,847
     Other assets, less allowance for credit losses                          59,779
     ---------------------------------------------------------------------------------------------------------
            Total assets                                                   $612,510
     ---------------------------------------------------------------------------------------------------------
     Interest-bearing liabilities
     Domestic interest-bearing deposits:
        Savings                                                             $21,718          138        1.28
        NOW and money market deposit accounts                               100,385        1,156        2.32
        Consumer CDs and IRAs                                                73,979        1,704        4.64
        Negotiated CDs, public funds and other time deposits                  6,574          169        5.17
     ---------------------------------------------------------------------------------------------------------
            Total domestic interest-bearing deposits                        202,656        3,167        3.15
     ---------------------------------------------------------------------------------------------------------
     Foreign interest-bearing deposits (4):
        Banks located in foreign countries                                   18,653          464        5.01
        Governments and official institutions                                 8,628          211        4.92
        Time, savings and other                                              26,665          638        4.83
     ---------------------------------------------------------------------------------------------------------
            Total foreign interest-bearing deposits                          53,946        1,313        4.91
     ---------------------------------------------------------------------------------------------------------
                 Total interest-bearing deposits                            256,602        4,480        3.52
     ---------------------------------------------------------------------------------------------------------
     Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings                      114,373        2,751        4.85
     Trading account liabilities                                             13,433          279        4.19
     Long-term debt (5)                                                      55,487        1,685        6.07
     ---------------------------------------------------------------------------------------------------------
            Total interest-bearing liabilities (6)                          439,895        9,195        4.21
     ---------------------------------------------------------------------------------------------------------
     Noninterest-bearing sources:
        Noninterest-bearing deposits                                         87,478
        Other liabilities                                                    38,550
        Shareholders' equity                                                 46,587
     --------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                     $612,510
     --------------------------------------------------------------------------------------------------------
     Net interest spread                                                                                2.86
     Impact of noninterest-bearing sources                                                               .69
     --------------------------------------------------------------------------------------------------------
            Net interest income/yield on earning assets                                   $9,308        3.55%
     --------------------------------------------------------------------------------------------------------



     (1) The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.
     (2) Nonperforming loans are included in the average loan balances. Income on such nonperforming loans is recognized on a cash basis.
     (3) Interest income includes taxable-equivalent basis adjustments of $149 and $96 for the six months ended June 30, 2000 and 1999, respectively. Interest income also includes the impact of risk management interest rate contracts, which (decreased) increased interest income on the underlying assets $(4) and $146 for the six months ended June 30, 2000 and 1999, respectively.
     (4) Primarily consists of time deposits in denominations of $100,000 or more.
     (5)  Long-term debt includes trust preferred securities.
     (6) Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $(13) and $112 in the six months ended June 30, 2000 and 1999, respectively.

Noninterest Income

     As presented in Table Five, noninterest income decreased $22 million and increased $801 million to $3.5 billion and $7.5 billion for the three months and six months ended June 30, 2000, respectively, compared to the comparable 1999 periods. The decrease in noninterest income for the three months ended June 30, 2000 primarily reflects declines in other income and investment banking income partially offset by increases in trading account profits and card income. The increase in noninterest income for the six months ended June 30, 2000 primarily reflects increases in equity investment gains, trading account profits, card income and investment banking income.

   Table Five
   Noninterest Income
   -------------------------------------------------------------------------------------------------------------------------
                                                       Three Months         Increase/          Six Months          Increase/
                                                       Ended June 30       (Decrease)        Ended June 30         (Decrease)
                                                    ----------------------------------------------------------------------------
   (Dollars in millions)                              2000      1999    Amount  Percent     2000      1999    Amount   Percent
   -----------------------------------------------------------------------------------------------------------------------------
   Consumer service charges                             $ 646     $ 634     $12     1.9%     $1,264     $1,237     $27     2.2%
   Corporate service charges                              479       439      40     9.1         968        892      76     8.5
   -----------------------------------------------------------------------------------------------------------------------------
      Total service charges                             1,125     1,073      52     4.8       2,232      2,129     103     4.8
   -----------------------------------------------------------------------------------------------------------------------------
   Consumer investment and brokerage services             387       334      53    15.9         751        645     106    16.4

   Corporate investment and brokerage services            105       133     (28)  (21.1)        226        248     (22)   (8.9)
   -----------------------------------------------------------------------------------------------------------------------------
      Total investment and brokerage services             492       467      25     5.4         977        893      84     9.4
   -----------------------------------------------------------------------------------------------------------------------------
   Mortgage servicing income                              136       125      11     8.8         264        257       7     2.7
   Investment banking income                              373       421     (48)  (11.4)        770        654     116    17.7
   Equity investment gains                                134       134       -       -         697        289     408     n/m
   Card income                                            556       497      59    11.9       1,040        891     149    16.7
   Trading account profits                                471       395      76    19.2       1,195        895     300    33.5
   Other income                                           213       410    (197)  (48.0)        371        737    (366)  (49.7)
   -------------------------------------------------------------------------------------------------------------------------------
        Total                                          $3,500    $3,522    $(22)    (.6)%    $7,546     $6,745   $ 801    11.9%
   ===============================================================================================================================
n/m = not meaningful

     The following section discusses the noninterest income results of the Corporation's three business segments, as well as other income for the total Corporation. For additional business segment information, see "Business Segment Operations" beginning on page 24.

Consumer and Commercial Banking

o Noninterest income for Consumer and Commercial Banking decreased $18 million and increased $41 million to $1.8 billion and $3.4 billion for the three months and six months ended June 30, 2000, respectively. The increase for the six months ended June 30, 2000 was due to higher card income and service charges. For the three months ended June 30, 2000, the increases in card income and service charges were offset by a decrease in other income.

     o Card income includes merchant discount, credit card and debit card fees and interchange income. Card income increased $149 million to $1.0 billion for the six months ended June 30, 2000. The increase was primarily due to increased purchase volume in both the credit card and debit card portfolios resulting in higher interchange income, fee income from the credit card portfolio and servicing income from securitized credit card receivables. Growth in income for the core portfolio is being generated through traditional marketing channels, expanding relationships with existing customers and leveraging the franchise network. Card income included revenue from the securitized portfolio of $48 million and $86 million for the three months and six months ended June 30, 2000, respectively. Card income included revenue and gains of $60 million and $97 million from the securitized portfolio for the three months and six months ended June 30, 1999, respectively.

     o Service charges include deposit account service charges, non-deposit service charges and fees, bankers' acceptances and letters of credit fees and fees on factored accounts receivable. Service charges increased $47 million to $1.7 billion for the six months ended June 30, 2000 due to an increase in both consumer and corporate service charges. Consumer service charges increased $26 million primarily due to overdraft charges and general banking service fees. Corporate service charges increased $21 million primarily attributable to general banking service fees and bankers' acceptances and letters of credit fee income.

     o Mortgage servicing income increased $7 million to $264 million for the six months ended June 30, 2000, primarily reflecting higher mortgage servicing fees and slower prepayment speeds which was partially offset by lower origination activity. The average managed portfolio of mortgage loans serviced increased $42.1 billion and $46.5 billion to $328.1 billion and $324.7 billion for the three months and six months ended June 30, 2000, respectively. Total production of first mortgage loans originated through the Corporation decreased $7.3 billion and $15.4 billion to $14.4 billion and $27.8 billion for the three months and six months ended June 30, 2000, respectively, reflecting a slowdown in refinancings as a result of a general increase in levels of interest rates. First mortgage loan origination volume for the three months and six months ended June 30, 2000 was composed of approximately $6.1 billion and $11.1 billion, respectively, of retail loans and $8.3 billion and $16.7 billion, respectively, of correspondent and wholesale loans.

          In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the loan funding date. To manage this risk, the Corporation enters into various financial instruments including forward delivery and option contracts. The notional amount of such contracts was $5.2 billion at June 30, 2000 with associated net unrealized losses of $27 million. At December 31, 1999, the notional amount of such contracts was $2.7 billion with associated net unrealized gains of $18 million. These contracts have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain swap contracts. At June 30, 2000, deferred net gains from mortgage servicing rights hedging activity were $53 million, comprised of unamortized realized deferred gains of $229 million and unrealized losses of $176 million on closed and open positions, respectively. At December 31, 1999, deferred net losses from mortgage servicing rights hedging activity were $20 million, comprised of unamortized realized deferred gains of $313 million and unrealized losses of $333 million on closed and open positions, respectively. Notional amounts of hedge instruments used for mortgage servicing rights hedging activities were $47.7 billion and $43.4 billion at June 30, 2000 and December 31, 1999, respectively.

Asset Management

o Noninterest income for Asset Management increased $6 million to $830 million for the six months ended June 30, 2000. The increase was primarily attributable to increased investment and brokerage services offset by gains in 1999 on the disposition of certain businesses.

     o Investment and brokerage services include personal and institutional asset management fees and consumer brokerage fees. Income from investment and brokerage services increased $54 million to $761 million for the six months ended June 30, 2000. This increase was primarily attributable to higher revenue from consumer investment and brokerage services reflecting new business and market growth.

Global Corporate and Investment Banking

o Noninterest income for Global Corporate and Investment Banking increased $675 million to $3.2 billion for the six months ended June 30, 2000. The increase was due to increases in equity investment gains, trading account profits, investment banking income and corporate service charges.

     o Equity investment gains include investments in both principal investing and strategic technology areas. Equity investment gains were $134 million for the three months ended June 30, 2000 and 1999 and increased $408 million to $697 million for the six months ended June 30, 2000. For the three months ended June 30, 2000, equity investment gains included realized cash returns on equity investments of $221 million, partially offset by fair value depreciation of $87 million. For the six months ended June 30, 2000, equity investment gains included realized returns on equity investments of $595 million and net appreciation in fair value of $102 million.

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

          Trading-related revenue increased $468 million to $1.7 billion for the six months ended June 30, 2000, primarily due to higher revenues from interest rate contracts and equities, partially offset by decreases in foreign exchange contracts and fixed income. Income from interest rate contracts increased $136 million to $476 million for the six months ended June 30, 2000. The increase was primarily attributable to market volatility driven by interest rate uncertainty, coupled with stronger client activity in domestic and international markets. Revenue from equities increased $402 million to $624 million for the six months ended June 30, 2000. The increase reflects continued growth of this business through enhanced client deal activity and volatility in equity markets. Fixed income decreased $52 million to $244 million for the six months ended June 30, 2000, primarily attributable to spread widening and a decline in customer demand.

                                       Three Months Ended      Six Months Ended
                                             June 30               June 30
                                       -----------------------------------------
(Dollars in millions)                     2000      1999       2000       1999
--------------------------------------------------------------------------------
Trading account profits - as reported     $471      $395      $1,195      $895
Net interest income                        263       148         483       315
--------------------------------------------------------------------------------
  Total trading-related revenue           $734      $543      $1,678    $1,210
--------------------------------------------------------------------------------
Trading-related revenue by product
Foreign exchange contracts                $132      $154        $290      $312
Interest rate contracts                    169       126         476       340
Fixed income                                71       105         244       296
Equities                                   335       135         624       222
Commodities and other                       27        23          44        40
--------------------------------------------------------------------------------
Total trading-related revenue             $734      $543      $1,678    $1,210
--------------------------------------------------------------------------------

     o Investment banking income decreased $48 million and increased $116 million to $373 million and $770 million for the three months and six months ended June 30, 2000, respectively. The decrease for the three months ended June 30, 2000, primarily reflects lower other investment banking fees and high yield securities underwriting fees, partially offset by higher equity securities underwriting fees. The increase for the six months ended June 30, 2000 primarily reflects an increase of $109 million in securities underwriting fees, attributable to continued growth in equity underwriting. Syndication fees increased $64 million to $254 million for the six months ended June 30, 2000. The increase reflects the Corporation's continued strong position as lead arranger on syndications. Advisory services fees increased $34 million to $158 million for the six months ended June 30, 2000. The increase was primarily attributable to strong revenue from a higher volume of merger and acquisition deals in the first quarter. Investment banking income by major activity follows:

                                       Three Months Ended      Six Months Ended
                                             June 30               June 30
                                       -----------------------------------------
(Dollars in millions)                     2000      1999       2000       1999
--------------------------------------------------------------------------------
Investment banking income
Securities underwriting                  $150       $148        $329      $220
Syndications                              123        120         254       190
Advisory services                          86         82         158       124
Other                                      14         71          29       120
--------------------------------------------------------------------------------
Total                                    $373       $421        $770      $654
--------------------------------------------------------------------------------


     o Service charges increased $60 million for the six months ended June 30, 2000. The increase was primarily attributable to higher corporate service charges driven by an increase in general banking fees and deposit account service charges, partially offset by a decline in bankers' acceptances and letters of credit.

     Other income for the Corporation decreased $366 million to $371 million for the six months ended June 30, 2000 reflecting the absence of securitization gains and lower loan sales gains.

Other Noninterest Expense

     As presented in Table Six, the Corporation's other noninterest expense decreased $44 million and increased $126 million to $4.4 billion and $9.0 billion for the three months and six months ended June 30, 2000, respectively, from the comparable 1999 periods. The decrease for the three months ended was primarily attributable to declines in professional fees and data processing fees, partially offset by an increase in personnel and other general operating expense. The increase for the six months ended was primarily attributable to personnel and other general operating expenses, partially offset by decreases in equipment, professional fees and data processing expenses.

Table Six
Other Noninterest Expense

--------------------------------------------------------------------------------------------------------------------
                                          Three Months       Increase/           Six Months          Increase/
                                          Ended June 30      (Decrease)         Ended June 30        (Decrease)
                                     -------------------------------------------------------------------------------
(Dollars in millions)                  2000     1999       Amount   Percent     2000      1999    Amount    Percent
--------------------------------------------------------------------------------------------------------------------
Personnel                              $2,311   $2,261       $ 50     2.2%     $4,845    $4,594     $251       5.5%
Occupancy                                 411      395         16     4.1         829       791       38       4.8
Equipment                                 296      339        (43)  (12.7)        597       697     (100)    (14.3)
Marketing                                 132      147        (15)  (10.2)        251       294      (43)    (14.6)
Professional fees                          93      166        (73)  (44.0)        198       292      (94)    (32.2)
Amortization of intangibles               218      225         (7)   (3.1)        435       447      (12)     (2.7)
Data processing                           169      214        (45)  (21.0)        328       404      (76)    (18.8)
Telecommunications                        133      140         (7)   (5.0)        264       276      (12)     (4.3)
Other general operating                   505      446         59    13.2       1,020       866      154      17.8
General administrative and other          145      124         21    16.9         269       249       20       8.0
---------------------------------------------------------------------------------------------------------------------
     Total                             $4,413   $4,457      $ (44)   (1.0)%    $9,036    $8,910     $126       1.4%
---------------------------------------------------------------------------------------------------------------------


o Personnel expense increased $50 million and $251 million to $2.3 billion and $4.8 billion for the three months and six months ended June 30, 2000, respectively. The increase was primarily attributable to higher employee benefits and higher revenue-related incentive compensation for both periods.

o Equipment expense decreased $43 million and $100 million to $296 million and $597 million for the three months and six months ended June 30, 2000, respectively. For both periods, the decreases reflect a decline in repairs and maintenance expense and a reduction in purchases of non-capitalized equipment.

o Marketing expense decreased $15 million and $43 million to $132 million and $251 million for the three months and six months ended June 30, 2000, respectively, primarily due to timing differences related to the underlying marketing efforts across the Corporation.

o Professional fees declined $73 million and $94 million to $93 million and $198 million for the three months and six months ended June 30, 2000, respectively. For both periods, the declines primarily reflect lower consulting fees.

o Data processing expense decreased $45 million and $76 million to $169 million and $328 million for the three months and six months ended June 30, 2000, respectively. For both periods, the decreases primarily reflect declines in software-related expense, item processing and check clearing expense.

o Other general operating expense increased $59 million and $154 million to $505 million and $1.0 billion for the three months and six months ended June 30, 2000, respectively. For the three months ended June 30, 2000, the increase primarily reflects an increase in other operating expense and credit card processing expense, partially offset by lower miscellaneous employee expenses. For the six months ended June 30, 2000, the increase primarily reflects litigation costs from the first quarter related to pre-Merger lawsuits.

Income Taxes

     The Corporation's income tax expense for the three months and six months ended June 30, 2000 was $1.2 billion and $2.5 billion, respectively, for an effective tax rate of 36.6 percent. Excluding merger-related charges, income tax expense for the three months and six months ended June 30, 1999 was $1.2 billion and $2.2 billion, respectively, for an effective tax rate of 36.0 percent.

Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The discussion of average balances below compares the six months ended June 30, 2000 to the same period in 1999. With the exception of average managed loans, the average balances discussed below can be derived from Table Four.

     Average levels of customer-based funds increased $7.9 billion to $298.0 billion for the six months ended June 30, 2000 primarily due to an increase in noninterest-bearing demand and savings deposits. As a percentage of total sources, average levels of customer-based funds decreased to 45 percent for the six months ended June 30, 2000 from 47 percent.

     Average levels of market-based funds increased $25.0 billion for the six months ended June 30, 2000 to $206.8 billion. In addition, average levels of long-term debt increased $11.5 billion to $67.0 billion for the six months ended June 30, 2000 mainly the result of borrowings to fund earning asset growth, business development opportunities, build liquidity, repay maturing debt and fund share repurchases.

     The average securities portfolio for the six months ended June 30, 2000 increased $10.0 billion to $86.8 billion, representing 13 percent of total uses of funds for the six months ended June 30, 2000. See the following "Securities" section for additional information on the securities portfolio.

     Average loans and leases, the Corporation's primary use of funds, increased $21.2 billion to $384.0 billion for the six months ended June 30, 2000. Adjusting for securitizations, sales and divestitures, average managed loans and leases increased $38.7 billion to $412.2 billion for the six months ended June 30, 2000. This increase was primarily due to strong consumer loan growth of $32.5 billion or 19 percent annualized growth.

     The majority of consumer loan growth occurred in residential real estate secured loan products including residential mortgages, home equity lines and consumer finance. Average managed residential mortgages increased $21.6 billion to $92.5 billion, reflecting increased originations of adjustable-rate mortgages and the retention of these products on the balance sheet. Average managed consumer finance loans increased $7.6 billion to $32.0 billion. Average managed home equity lines increased $2.6 billion to $18.3 billion, reflecting the impact of new marketing programs and lower prepayments.

     Average managed commercial loans increased $6.2 billion to $205.0 billion for the six months ended June 30, 2000. Domestic commercial loans reflected growth of $7.8 billion to $151.1 billion, due to strong growth in the Consumer and Commercial Banking and Asset Management business segments. This domestic growth was partially offset by strategic reductions in foreign commercial loans of $2.5 billion.

     Average other assets and cash and cash equivalents increased $3.4 billion to $89.0 billion for the six months ended June 30, 2000 due largely to increases in the average balances of derivative-dealer assets and mortgage servicing rights.

     At June 30, 2000, cash and cash equivalents were $27.5 billion, an increase of $504 million from December 31, 1999. During the six months ended June 30, 2000, net cash used in operating activities was $4.7 billion, net cash used in investing activities was $32.2 billion and net cash provided by financing activities was $37.4 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows of the consolidated financial statements.

     Liquidity is a measure of the Corporation's ability to fulfill its cash requirements and is managed by the Corporation through its asset and liability management process. The Corporation monitors its assets and liabilities and modifies these positions as liquidity requirements change. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. The Corporation also takes into consideration the ability of its subsidiary banks to pay dividends to the Corporation. For additional information on the dividend capabilities of subsidiary banks, see Note Twelve of the Corporation's 1999 Annual Report on Form 10-K. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

Securities

     The securities portfolio at June 30, 2000 consisted of available-for-sale securities totaling $79.5 billion compared to $81.7 billion at December 31, 1999. Held-for-investment securities totaled $1.4 billion at June 30, 2000 and December 31, 1999.

     The valuation allowance for available-for-sale and marketable equity securities is included in shareholders' equity. At June 30, 2000 the valuation allowance consists of unrealized losses of $2.4 billion, net of related income taxes of $1.3 billion, primarily reflecting market valuation adjustments of $3.6 billion pre-tax net unrealized losses on available-for-sale securities and $5 million pre-tax net unrealized gains on marketable equity securities. At December 31, 1999 the valuation allowance reflects unrealized losses of $2.5 billion, net of related income taxes of $1.1 billion, primarily reflecting market valuation adjustments of $3.8 billion pre-tax net unrealized losses on available-for-sale securities and $248 million pre-tax net unrealized gains on marketable equity securities.

     At June 30, 2000 and December 31, 1999, the market value of the Corporation's held-for-investment securities reflected pre-tax net unrealized losses of $127 million and $152 million, respectively.

     The estimated average duration of the available-for-sale securities portfolio was 3.95 years at June 30, 2000 compared to 4.05 years at December 31, 1999.

Capital Resources and Capital Management

     Shareholders' equity at June 30, 2000 was $45.9 billion compared to $44.4 billion at December 31, 1999, an increase of $1.5 billion. The increase was primarily due to net earnings (net income less dividends) of $2.6 billion, partially offset by the repurchase of 34 million shares of common stock for approximately $1.6 billion. The remaining increase of $500 million was due to the exercise of employee stock options, the issuance of restricted stock and changes in net unrealized gains on available-for-sale and marketable equity securities.

     Through June 30, 2000, the Corporation had repurchased 112 million common shares under a 130 million share authorization enacted on June 23, 1999 by the Corporation's Board of Directors (the Board). On July 26, 2000, the Board authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion.

     Presented below are the regulatory risk-based capital ratios and capital amounts for the Corporation and Bank of America, N.A. at June 30, 2000 and December 31, 1999. The Corporation and Bank of America, N.A. were considered "well-capitalized" at June 30, 2000.

                                     June 30, 2000       December 31, 1999
                                --------------------------------------------
(Dollars in millions)             Ratio     Amount       Ratio     Amount
----------------------------------------------------------------------------
Tier 1 Capital
Bank of America Corporation        7.40%    $40,257        7.35%    $38,651
Bank of America, N.A.              7.83      39,904        7.78      38,616

Total Capital
Bank of America Corporation       11.03      60,027       10.88      57,192
Bank of America, N.A.             10.87      55,396       10.91      54,132

Leverage
Bank of America Corporation        6.11      40,257        6.26      38,651
Bank of America, N.A.              6.82      39,904        6.74      38,616
----------------------------------------------------------------------------


     The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 Capital less investments in unconsolidated banking and finance subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. In calculating risk-weighed assets, assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. At June 30, 2000, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

     At June 30, 2000, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk-based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

Credit Risk Management and Credit Portfolio Review

    The following section discusses credit risk in the loan portfolio. The Corporation's primary credit exposure is concentrated in its loans and leases portfolio, which totaled $400.8 billion and $370.7 billion at June 30, 2000 and December 31, 1999, respectively. In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Table Seven presents the distribution of loans and leases, nonperforming assets and net charge-offs by category. Additional information on the Corporation's real estate, industry and foreign exposure can be found in the Concentrations of Credit Risk section beginning on page 50.

--------------------------------------------------------------------------------

Table Seven
Distribution of Loans and Leases, Nonperforming Assets and Net Charge-offs

-----------------------------------------------------------------------------------------------------------
(Dollars in millions)
                                              Distribution of Loans and Leases     Nonperforming Assets
                                        -------------------------------------------------------------------
                                               June 30             December 31     June 30   December 31
                                                2000                  1999           2000        1999
                                        -------------------------------------------------------------------
                                          Amount    Percent     Amount   Percent     Amount     Amount
-----------------------------------------------------------------------------------------------------------
Commercial - domestic                    $150,622    37.6%     $143,450    38.7%     $1,535     $1,163
Commercial - foreign                       30,582     7.6        27,978     7.5         588        486
Commercial real estate - domestic          26,054     6.5        24,026     6.5         164        191
Commercial real estate - foreign              229      .1           325      .1           2          3
----------------------------------------------------------------------------------------------------------
     Total commercial                     207,487    51.8       195,779    52.8       2,289      1,843
----------------------------------------------------------------------------------------------------------
Residential mortgage                       94,090    23.5        81,860    22.1         505        529
Home equity lines                          20,154     5.0        17,273     4.7          44         46
Direct/Indirect consumer                   41,824    10.4        42,161    11.4          20         19
Consumer finance                           24,748     6.2        22,326     6.0         826        598
Bankcard                                   10,310     2.6         9,019     2.4
Foreign consumer                            2,204      .5         2,244      .6           7          7
---------------------------------------------------------------------------------------------------------
     Total consumer                       193,330    48.2       174,883    47.2       1,402      1,199
---------------------------------------------------------------------------------------------------------
          Total nonperforming loans                                                   3,691      3,042
---------------------------------------------------------------------------------------------------------
Foreclosed properties                                                                   195        163
---------------------------------------------------------------------------------------------------------
            Total                        $400,817   100.0%     $370,662   100.0%     $3,886     $3,205
---------------------------------------------------------------------------------------------------------
Nonperforming assets as a percentage of:
     Total assets                                                                       .57%       .51%
     Loans, leases and foreclosed
        properties                                                                      .97        .86
     Loans past dues 90 days or more and not
        classified as nonperforming                                                    $482      $ 521
---------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
                                                                           Net Charge-offs(1)
                                                --------------------------------------------------------------------------
                                                   Three Months Ended June 30              Six Months Ended June 30
                                                     2000               1999              2000                1999
                                                --------------------------------------------------------------------------
                                                Amount  Percent    Amount  Percent   Amount  Percent     Amount  Percent
--------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                            $226     .62%      $147    .43%      $398      .55%    $  328      .48%
Commercial - foreign                               24     .33         84   1.12         29      .21        113      .74
Commercial real estate - domestic                   6     .09         (6)   n/m         12      .09         (8)     n/m
Commercial real estate - foreign                    -     .16          1    .10         (2)     n/m          1      .35
--------------------------------------------------------------------------------------------------------------------------
     Total commercial                             256     .51        226    .47        437      .44        434      .45
--------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                4     .02          7    .04          8      .02         12      .03
Home equity lines                                   3     .05          3    .09          6      .06          7      .09
Direct/Indirect consumer                           61     .58         83    .78        152      .68        178      .85
Consumer finance                                   59     .97         42    .94        116      .99         90     1.08
Bankcard                                           77    3.30        153   5.94        158     3.56        308     5.78
Other consumer - domestic                          10       -          -      -         12        -          -        -
Foreign consumer                                    -     .09          6    .65          1      .11         10      .54
--------------------------------------------------------------------------------------------------------------------------
     Total consumer                               214     .46        294    .69        453      .50        605      .73
--------------------------------------------------------------------------------------------------------------------------
            TOTAL                                $470     .48%      $520    .57%      $890      .47%    $1,039      .58%
--------------------------------------------------------------------------------------------------------------------------
Managed bankcard net charge-offs and ratios(2)   $237    4.84%      $294   6.13%      $494     5.13%    $  587     6.07%
--------------------------------------------------------------------------------------------------------------------------

n/m = not meaningful
(1) Percentage amounts are calculated as net charge-offs divided by average oustanding loans and leases for each loan category.
(2) Includes both on-balance sheet and securitized loans.

  Commercial Portfolio

     Commercial - domestic loans outstanding totaled $150.6 billion and $143.5 billion at June 30, 2000 and December 31, 1999 or 38 percent and 39 percent of total loans and leases, respectively. The Corporation had commercial - domestic loan net charge-offs of $398 million, or 0.55 percent of average commercial - domestic loans for the six months ended June 30, 2000, compared to $328 million, or 0.48 percent of average commercial - domestic loans for the six months ended June 30, 1999. Net charge-offs increased primarily due to a single fraud-related credit. Nonperforming commercial - domestic loans were $1.5 billion, or 1.02 percent of commercial - domestic loans at June 30, 2000, compared to $1.2 billion, or 0.81 percent of commercial - domestic loans at December 31, 1999. Commercial - domestic loans past due 90 days or more and still accruing interest were $168 million at June 30, 2000, compared to $135 million at December 31, 1999, or 0.11 and 0.09 percent of commercial - domestic loans, respectively.

     Commercial - foreign loans outstanding totaled $30.6 billion and $28.0 billion at June 30, 2000 and December 31, 1999, respectively, or eight percent of total loans and leases for both periods. The Corporation had commercial - foreign loan net charge-offs for the six months ended June 30, 2000 of $29 million, or 0.21 percent of average commercial - foreign loans, compared to $113 million, or 0.74 percent of average commercial - foreign loans for the six months ended June 30, 1999. Nonperforming commercial - foreign loans were $588 million, or 1.92 percent of commercial - foreign loans at June 30, 2000, compared to $486 million, or 1.74 percent at December 31, 1999. Commercial - foreign loans past due 90 days or more and still accruing interest were $65 million at June 30, 2000, compared to $58 million at December 31, 1999, or 0.21 percent of commercial - foreign loans for both periods. For additional information see the Regional Foreign Exposure discussion beginning on page 51.

     Commercial real estate - domestic loans totaled $26.1 billion and $24.0 billion at June 30, 2000 and December 31, 1999, respectively, or seven percent of total loans and leases for both periods. Net charge-offs remained negligible at $12 million, or 0.09 percent of average commercial real estate - domestic loans for the six months ended June 30, 2000. Nonperforming commercial real estate - domestic loans were $164 million at June 30, 2000, compared to $191 million at December 31, 1999. At June 30, 2000, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $20 million, or 0.08 percent of total commercial real estate - domestic loans, compared to $6 million, or 0.02 percent at December 31, 1999. Table Nine displays commercial real estate loans by geographic region and property type, including the portion of such loans which are nonperforming, and other real estate credit exposures.

     Table Ten presents aggregate commercial loan and lease exposures by certain significant industries.

   Consumer Portfolio

     At June 30, 2000 and December 31, 1999, total consumer loans outstanding totaled $193.3 billion and $174.9 billion, respectively, or 48 percent and 47 percent of total loans and leases, respectively, of which approximately 70 percent were secured by first and second mortgages on residential real estate. Additional information on components of, and changes in the Corporation's consumer loan portfolio can be found in the average earning asset discussion within the "Net Interest Income" section on page 32 and "Balance Sheet Review and Liquidity Risk Management" section on page 42.

     Residential mortgage loans increased to $94.1 billion at June 30, 2000, compared to $81.9 billion at December 31, 1999. Net charge-offs on residential mortgage loans remained negligible at $8 million, or 0.02 percent of average residential mortgage loans for the six months ended June 30, 2000. Nonperforming residential mortgage loans decreased $24 million to $505 million at June 30, 2000 compared to $529 million at December 31, 1999.

     Consumer bankcard receivables increased to $10.3 billion at June 30, 2000, compared to $9.0 billion at December 31, 1999. Net charge-offs on bankcard receivables for the six months ended June 30, 2000 decreased $150 million from the same period in 1999 to $158 million, or 3.56 percent of average bankcard receivables. The decrease resulted from portfolio sales in 1999 and continued declines in delinquency levels and bankruptcy filing rates resulting in lower charge-offs. Bankcard loans past due 90 days and still accruing interest were $112 million, or 1.09 percent of bankcard receivables at June 30, 2000, compared to $138 million, or 1.53 percent at December 31, 1999.

     Consumer finance loans outstanding totaled $24.7 billion and $22.3 billion at June 30, 2000 and December 31, 1999, respectively, or six percent of total loans and leases for both periods. The Corporation had consumer finance net charge-offs of $116 million or 0.99 percent of average consumer finance loans for the six months ended June 30, 2000, compared to $90 million, or 1.08 percent for the six months ended June 30, 1999. Consumer finance nonperforming loans increased to $826 million at June 30, 2000 from $598 million at December 31, 1999 reflecting continued growth and seasoning in this portfolio.

     Other domestic consumer loans, which include direct and indirect consumer loans and home equity lines of credit increased to $62.0 billion at June 30, 2000, compared to $59.4 billion at December 31, 1999.

    Excluding bankcard, total consumer loans past due 90 days or more and still accruing interest were $117 million or 0.06 percent of total consumer loans at June 30, 2000, compared to $184 million or 0.11 percent at December 31, 1999.

  Nonperforming Assets

     As presented in Table Seven, nonperforming assets increased to $3.9 billion or 0.97 percent of loans, leases and foreclosed properties at June 30, 2000 from $3.2 billion or 0.86 percent at December 31, 1999. Nonperforming loans increased to $3.7 billion at June 30, 2000 from $3.0 billion at December 31, 1999, primarily due to several large commercial - domestic loans not concentrated in any single industry or region and higher consumer finance non-performers resulting from growth and seasoning in that portfolio. The allowance coverage of nonperforming loans was 185 percent at June 30, 2000 compared to 224 percent at December 31, 1999. Foreclosed properties increased to $195 million at June 30, 2000 compared to $163 million at December 31, 1999.

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

     Note Four of the consolidated financial statements provides the reported investment in specific loans considered to be impaired at June 30, 2000 and December 31, 1999. The Corporation's investment in specific loans that were considered to be impaired at June 30, 2000 was $2.5 billion, compared to $2.1 billion at December 31, 1999. Commercial - domestic impaired loans increased $363 million to $1.5 billion at June 30, 2000, compared to December 31, 1999. Commercial - foreign impaired loans increased $82 million to $585 million at June 30, 2000 compared to December 31, 1999. Commercial real estate - domestic impaired loans decreased $58 million to $391 million at June 30, 2000, compared to December 31, 1999.

   Allowance for Credit Losses

     The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify risks inherent in and to assess the overall collectibility of those portfolios. Certain homogeneous loan portfolios are evaluated collectively based on individual loan type while remaining portfolios are reviewed on an individual loan basis. These detailed reviews, combined with historical loss experience and other factors, result in the identification and quantification of specific allowances for credit losses and loss factors which are used in determining the amount of the allowance and related provision for credit losses. The actual amount of incurred credit losses that may be confirmed may vary from the estimate of incurred losses due to changing economic conditions or changes in industry or geographic concentrations. The Corporation has procedures in place to monitor differences between estimated and actual incurred credit losses. These procedures include detailed periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.

     Portions of the allowance for credit losses are assigned to cover the estimated probable incurred losses in each loan and lease category based on the results of the Corporation's detailed review process as described above. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit, including geographic and industry concentrations. The assigned portion of the allowance for credit losses continues to be weighted toward the commercial loan portfolio, which reflects a higher level of nonperforming loans and the potential for higher individual losses. The remaining unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic conditions. This procedure helps to minimize the risk related to the margin of imprecision inherent in the estimation of the assigned allowance for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflects management's best estimate of incurred credit losses as of the balance sheet date.

     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at June 30, 2000. Table Eight provides the changes in the allowance for credit losses for the three months and six months ended June 30, 2000 and 1999.

Table Eight
Allowance For Credit Losses

------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months                     Six Months
                                                                         Ended June 30                   Ended June 30
                                                             -----------------------------------------------------------------
(Dollars in millions)                                                2000           1999             2000            1999
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                       $ 6,827        $ 7,123          $ 6,828         $ 7,122
------------------------------------------------------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic                                                 (255)          (178)            (457)           (384)
Commercial - foreign                                                   (35)           (88)             (47)           (118)
Commercial real estate - domestic                                      (14)            (5)             (22)             (7)
Commerical real estate - foreign                                         -             (1)               -              (1)
------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                 (304)          (272)            (526)           (510)
------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                    (7)            (8)             (14)            (15)
Home equity lines                                                       (5)            (7)             (10)            (13)
Direct/Indirect consumer                                              (109)          (127)            (255)           (267)
Consumer finance                                                       (89)           (84)            (182)           (182)
Bankcard                                                               (91)          (167)            (185)           (339)
Other consumer domestic                                                (14)             -              (16)              -
Foreign consumer                                                        (1)            (7)              (2)            (12)
------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                   (316)          (400)            (664)           (828)
------------------------------------------------------------------------------------------------------------------------------
          Total loans and leases charged off                          (620)          (672)          (1,190)         (1,338)
------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                   29             31               59              56
Commercial - foreign                                                    11              4               18               5
Commercial real estate - domestic                                        8             11               10              15
Commercial real estate - foreign                                         -              -                2               -
------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                   48             46               89              76
------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                     3              1                6               3
Home equity lines                                                        2              4                4               6
Direct/Indirect consumer                                                48             44              103              89
Consumer finance                                                        30             42               66              92
Bankcard                                                                14             14               27              31
Other consumer domestic                                                  4              -                4               -
Foreign consumer                                                         1              1                1               2
------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                    102            106              211             223
------------------------------------------------------------------------------------------------------------------------------
          Total recoveries of loans and leases previously charged off  150            152              300             299
------------------------------------------------------------------------------------------------------------------------------
               Net charge-offs                                        (470)          (520)            (890)         (1,039)
------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                            470            510              890           1,020
Other, net                                                             (12)           (17)             (13)             (7)
------------------------------------------------------------------------------------------------------------------------------
     Balance, June 30                                              $ 6,815        $ 7,096          $ 6,815         $ 7,096
------------------------------------------------------------------------------------------------------------------------------
Loans and leases outstanding at June 30                           $400,817       $363,581         $400,817        $363,581
Allowance for credit losses as a percentage of
    loans and leases outstanding at June 30                           1.70%          1.95%            1.70%           1.95%
Average loans and leases outstanding during the period            $391,404       $364,753         $383,994        $362,760
Annualized net charge-offs as a percentage of average loans
   and leases outstanding during the period                            .48%           .57%             .47%            .58%
Allowance for credit losses as a percentage of
   nonperforming loans at end of period                             184.66         252.38           184.66          252.38
------------------------------------------------------------------------------------------------------------------------------

Concentrations of Credit Risk

     In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Seven, Nine, Ten and Eleven.

      The Corporation maintains an extremely diverse commercial loan portfolio, representing 52 percent of total loans and leases, with the largest concentration in commercial real estate, which represents seven percent of total loans and leases. The exposure presented in Table Nine represents credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposure included in the table does not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposure presented does not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

Table Nine
Commercial Real Estate Loans, Foreclosed Properties and Other Real Estate Credit Exposure

---------------------------------------------------------------------------------------------------------------------
June 30, 2000

                                                               Foreclosed                                     Other
                                                      ------------------------------                          Credit
(Dollars in millions)                                  Outstanding    Nonperforming        Properties (1)  Exposure (2)
-----------------------------------------------------------------------------------------------------------------------
By Geographic Region (3)
California                                                $6,024           $ 7                  $9             $ 728
Southwest                                                  3,900             9                   1               502
Northwest                                                  2,806             6                   -               110
Midwest                                                    2,727            14                  25               290
Florida                                                    2,453             9                   2               381
Mid-Atlantic                                               1,578             6                   -               356
Carolinas                                                  1,356             4                   2                58
Midsouth                                                   1,176             2                   1               167
Northeast                                                    962           107                   -               253
Other states                                                 556             -                  19               130
Non-US                                                       229             2                   -                 9
Geographically diversified                                 2,516             -                   -                 -
-----------------------------------------------------------------------------------------------------------------------
     Total                                               $26,283          $166                 $59            $2,984
-----------------------------------------------------------------------------------------------------------------------

By Property Type
Apartments                                                $5,300           $16                 $ -             $ 624
Office buildings                                           4,922             5                   3               288
Shopping centers/retail                                    3,651            12                  20               501
Residential                                                3,132            16                   8               256
Industrial/warehouse                                       2,388             6                   4                49
Land and land development                                  1,320             3                   8               171
Hotels/motels                                              1,152             8                   -               155
Miscellaneous commercial                                     914            88                  15                26
Unsecured                                                    876             -                   -                13
Multiple use                                                 661             -                   -                39
Non-US                                                       229             2                   -                 9
Other                                                      1,738            10                   1               853
-----------------------------------------------------------------------------------------------------------------------
     Total                                               $26,283          $166                 $59            $2,984
-----------------------------------------------------------------------------------------------------------------------

(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposure include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.

   Table Ten below presents aggregate commercial loan and lease exposures by certain significant industries at June 30, 2000. Total commercial loans outstanding, excluding commercial real estate loans, comprised 45 percent of total loans and leases at June 30, 2000. No commercial industry concentration is greater than three percent of total loans and leases.

Table Ten
Significant Industry Loans and Leases (1)
-------------------------------------------------------------------------------
June 30, 2000
                                                                Percent of Total
(Dollars in millions)                            Outstanding    Loans and Leases
-------------------------------------------------------------------------------
Transportation                                       $11,613             2.9 %
Media                                                 10,360             2.6
Equipment and general manufacturing                    9,140             2.3
Business services                                      8,879             2.2
Healthcare                                             8,204             2.0
Telecommunications                                     7,743             1.9
Agribusiness                                           7,592             1.9
Retail                                                 7,513             1.9
Autos                                                  6,815             1.7
Oil and gas                                            6,087             1.5
-------------------------------------------------------------------------------

(1) Includes only non-real estate commercial loans and leases.

Regional Foreign Exposure

     Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries negatively impacted by global economic pressure. These include certain Asian countries as well as countries within Latin America and Eastern Europe that have experienced currency and other economic problems.

     In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Eleven sets forth selected regional foreign exposure at June 30, 2000. At June 30, 2000, the Corporation's total exposure to these select countries was $31.8 billion, an increase of $4.0 billion from December 31, 1999, primarily due to increased levels of Japanese government securities. Table Eleven is based on the Federal Financial Institutions Examination Council's instructions for periodic reporting of foreign exposures. The table has been expanded to include "Gross Local Country Claims" as defined in the table below and may not be consistent with disclosures by other financial institutions.

Table Eleven
Regional Foreign Exposure

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Increase   Increase       Increase      Increase
                                      Total      Gross      Other       Total   (Decrease) (Decrease)     (Decrease)    (Decrease)
                                      Cross-     Local      Cross-     Exposure    from       from           from          from
                                      Border    Country     Border     June 30,  March 31, December 31,   December 31,  December 31,
(Dollars in millions)                 Loans    Claims(1)   Claims(2)     2000      2000       1999           1998          1997
---------------------------------------------------------------------------------------------------------------------------------
Region/Country
Asia
China                                  $ 85       $ 87       $ 178       $ 350    $ (165)      $ (6)        $ (99)       $ (415)
Hong Kong                                62      4,544         274       4,880       471        561          (308)         (751)
India                                   662      1,463         217       2,342       291        358          (176)         (157)
Indonesia                               390         81          83         554        82         32          (169)         (956)
Japan                                   104        974       5,750       6,828     3,440      3,027         1,767          (142)
Korea (South)                           286        668         989       1,943      (347)      (195)           64        (1,861)
Malaysia                                  3        476          47         526       (92)       (64)         (202)         (728)
Pakistan                                 12        196          12         220      (107)      (103)         (132)         (330)
Philippines                             229        287         234         750       301        247           167           (13)
Singapore                               101        969         336       1,406       (72)       114          (600)       (1,006)
Taiwan                                  229        792         145       1,166       168        205        (1,124)       (1,272)
Thailand                                 51        407          87         545       (85)       (63)         (405)       (1,412)
Other                                     4        124          10         138         8        (12)          (15)          (59)
--------------------------------------------------------------------------------------------------------------------------------
Total                                 2,218     11,068       8,362      21,648     3,893      4,101        (1,232)       (9,102)
--------------------------------------------------------------------------------------------------------------------------------
Central and Eastern Europe
Russian Federation                        3          -           1           4        (7)       (14)          (56)         (443)
Turkey                                  141          -          87         228       (19)        10          (237)          228
Other                                    81         40          73         194       (35)       (41)          (45)         (504)
--------------------------------------------------------------------------------------------------------------------------------
Total                                   225         40         161         426       (61)       (45)         (338)         (719)
--------------------------------------------------------------------------------------------------------------------------------
Latin America
Argentina                               677        448         139       1,264       296        126            (3)         (379)
Brazil                                1,061        665         726       2,452       (23)       (56)         (966)       (1,178)
Chile                                   788        212          89       1,089        27         90          (562)         (591)
Colombia                                300         51          59         410       (46)       (82)         (388)         (375)
Mexico                                1,361        166       1,975       3,502       (41)      (373)       (1,436)       (2,610)
Venezuela                               147         82         224         453        41         40          (104)         (170)
Other                                   189          -         341         530       170        183           100            87
--------------------------------------------------------------------------------------------------------------------------------
Total                                 4,523      1,624       3,553       9,700       424        (72)       (3,359)       (5,216)
--------------------------------------------------------------------------------------------------------------------------------
    Total                           $ 6,966   $ 12,732    $ 12,076    $ 31,774   $ 4,256    $ 3,984       $(4,929)    $ (15,037)
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes the following claims by the Corporation's foreign offices on local country residents regardless of the currency: loans, accrued interest receivable, acceptances, time deposits placed, trading account assets, other interest-earning investments, other short-term monetary assets, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and available-for-sale (at fair value) and held-for-investment (at cost) securities.
(2) All instruments in (1) that are cross-border claims excluding loans but including derivative-dealer assets (at fair value) and available-for-sale (at fair value) and held-for-investment (at cost) securities that are collateralized by U.S. Treasury securities as follows: Mexico - $1,142, Venezuela - $171, Philippines - $21 and Latin America Other - $78. Held-for-investment securities (at cost) amounted to $772 with a fair value of $634.

International Developments

     In recent years, a number of countries in Asia, Latin America and Central and Eastern Europe experienced economic difficulties due to a combination of structural problems and negative market reaction that resulted from increased awareness of these problems. While each country's situation is unique, many share common factors such as: (1) government actions which restrain normal functioning of free markets in physical goods, capital and/or currencies; (2) perceived weaknesses of the banking systems; and (3) perceived overvaluation of local currencies and/or pegged exchange rate systems. These factors resulted in capital movement out of these countries or in reduced capital inflows; accordingly, many of these countries experienced liquidity problems in addition to the structural problems.

    Since 1999, many of the Asian economies have been showing signs of recovery from prior troubles. In the first and second quarters of 2000, they continued to strengthen their recovery despite the higher interest rates in international markets. They have also slowly implemented structural reforms to prevent problems from recurring. However, there can be no assurance that this will continue and setbacks could occur. Since early 1999, several Latin American economies have replaced their pegged exchange rate systems with free-floating currencies. While sustained recovery is not assured, much of Latin America is showing signs of recovery.

     Where appropriate, the Corporation has adjusted its activities (including its borrower selection) in light of the risks and opportunities discussed above. Throughout 1999, the Corporation continued to reduce its exposure in Asia, Latin America and Central and Eastern Europe, adjusting to the changing economic conditions. During the second quarter of 2000, exposure in Central and Eastern Europe decreased slightly while exposure in Asia and Latin America increased, corresponding with the upturn in economic activity in those regions. The Corporation will continue to monitor and adjust its foreign activities on a country-by-country basis depending on management's judgment of the likely developments in each country and will take action as deemed appropriate.

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

Trading Portfolio

     The table below sets forth the calculated value-at-risk (VAR) amounts for the twelve months ended June 30, 2000 and 1999. The amounts are calculated on a pre-tax basis. The Corporation performs the VAR calculation for each major trading portfolio segment on a daily basis. It then calculates the combined VAR across these portfolio segments using two different sets of assumptions. The first calculation assumes that each portfolio segment experiences adverse price movements at the same time (i.e., the price movements are perfectly correlated). The second calculation assumes that these adverse price movements within the major portfolio segments do not occur at the same time (i.e., they are uncorrelated). Interest rate and foreign exchange risks were generally lower for the twelve months ended June 30, 2000 than for the twelve months ended June 30, 1999 due to the decreased emphasis on proprietary risk-taking and the increased volume of customer flow. Equity risk was generally higher for the twelve months ended June 30, 2000 than for the twelve months ended June 30, 1999 due to growth in the customer equity and equity derivatives businesses. For additional discussion of market risk associated with the trading portfolio, the VAR model and how the Corporation manages its exposure to market risk, see pages 42 and 43 of the Corporation's 1999 Annual Report on Form 10-K. The composition of the trading portfolio and the related fair value are included in Note Three of the consolidated financial statements.

Trading Activities Market Risk

-------------------------------------------------------------------------------------------------------------------------------
                                                    Twelve Months Ended June 30, 2000        Twelve Months Ended June 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
 (U.S. dollar equivalents in millions)             Average VAR   High VAR(1)  Low VAR (1)  Average VAR  High VAR(1)   Low VAR(1)
-------------------------------------------------------------------------------------------------------------------------------
Based on perfect positive correlation
 Interest rate                                       $76.1        $88.3         $66.9        $112.8       $163.8         $74.9
 Foreign currency                                     14.3         23.5           8.5          17.3         45.1           7.9
 Commodities                                           2.3          6.4           0.6           2.3          5.2           0.9
 Equity                                               25.2         40.5          10.6           6.7         13.9           1.0
Based on zero correlation
 Interest rate                                        24.7         31.6          18.6          33.9         49.9          21.2
 Foreign currency                                     12.0         21.7           6.9          14.1         37.3           6.1
 Commodities                                           1.9          5.8           0.5           1.8          3.7           0.6
 Equity                                               24.2         39.8          10.0           5.7         12.4           1.0
-------------------------------------------------------------------------------------------------------------------------------

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

     Available-for-sale securities had an unrealized loss of $3.6 billion at June 30, 2000, compared to an unrealized loss of $3.8 billion at December 31, 1999. The expected maturities, unrealized gains and losses and weighted average effective yield and rate associated with the Corporation's other significant non-trading on-balance sheet financial instruments at June 30, 2000 were not significantly different from those at December 31, 1999. For a discussion of non-trading on-balance sheet financial instruments, see page 43 and Table Eighteen on page 44 of the "Market Risk Management" section of the Corporation's 1999 Annual Report on Form 10-K.

   Interest Rate and Foreign Exchange Contracts

     Risk management interest rate contracts and foreign exchange contracts are utilized in the ALM process. Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, allow the Corporation to effectively manage its interest rate risk position. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. As reflected in Table Twelve, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps at June 30, 2000 was $55.2 billion and $18.6 billion, respectively. The receive fixed interest rate swaps are primarily converting variable-rate commercial loans to fixed-rate. The net receive fixed position at June 30, 2000 was $36.6 billion notional compared to $37.3 billion notional at December 31, 1999. The Corporation had $7.8 billion notional and $8.0 billion notional of basis swaps at June 30, 2000 and December 31, 1999, respectively, linked primarily to loans and long-term debt. The Corporation had $42.9 billion notional and $35.1 billion notional of option products at June 30, 2000 and December 31, 1999, respectively. In addition, open foreign exchange contracts at June 30, 2000 had a notional amount of $6.0 billion compared to $6.2 billion at December 31, 1999.

    Table Twelve also summarizes the expected maturity and the average estimated duration, weighted average receive and pay rates and the net unrealized gains and losses at June 30, 2000 and December 31, 1999 of the Corporation's open ALM interest rate swaps, as well as the expected maturity and net unrealized gains and losses at June 30, 2000 and December 31, 1999 of the Corporation's open ALM basis swaps, options, futures and forward rate and foreign exchange contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized loss of $1.5 billion and $1.6 billion at June 30, 2000 and December 31, 1999, respectively. The ALM option products had a net unrealized (loss) gain of $(146) million and $5 million at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000 and December 31, 1999, open foreign exchange contracts had a net unrealized loss of $200 million and $30 million, respectively.

     The amount of unamortized net realized deferred gains associated with closed ALM swaps was $99 million and $174 million at June 30, 2000 and December 31, 1999, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $112 million and $82 million at June 30, 2000 and December 31, 1999, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $19 million and $21 million at June 30, 2000 and December 31, 1999, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at June 30, 2000 and December 31, 1999.

     Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 37. See Note Six of the consolidated financial statements for information on the Corporation's ALM contracts.

Table Twelve
Asset and Liability Management Interest Rate and Foreign Exchange Contracts

------------------------------------------------------------------------------------------------------------------------------------
June 30, 2000
                                                                            Expected Maturity
                                                     --------------------------------------------------------------------   Average
(Dollars in millions, average               Fair                                                                   After   Estimated
estimated duration in years)               Value      Total      2000       2001      2002      2003      2004      2004    Duration
------------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                 $(1,687)                                                                            3.26
  Notional value                                     $55,177    $3,816     $3,889    $5,374    $12,943   $7,068   $22,087
  Weighted average receive rate                         6.35%     6.48%      6.26%     7.24%      5.60%    6.28%     6.58%
Total pay fixed swaps                         151                                                                             2.42
   Notional value                                    $18,566    $2,680     $4,359    $3,114     $2,510    $ 727    $5,176
   Weighted average pay rate                            6.82%     6.85%      6.43%     7.03%      7.10%    7.43%     6.82%
Basis swaps                                    (5)
  Notional value                                      $7,815     $ 358      $ 588    $1,669     $5,014    $   -     $ 186
--------------------------------------------------
       Total swaps                         (1,541)
--------------------------------------------------
Option products                              (146)
  Notional amount                                     42,850       338      2,637       868      1,950   15,661    21,396
Futures and forward rate contracts            (35)
  Notional amount                                      2,119     2,119          -         -          -        -         -
--------------------------------------------------
    Total open interest rate contracts     (1,722)
Closed interest rate contracts(1)             192
--------------------------------------------------
    Net interest rate contract position    (1,530)
--------------------------------------------------
Open foreign exchange contracts              (200)
  Notional amount                                      5,959       236      1,077     1,420        159      589     2,478
--------------------------------------------------
    Total ALM contracts                   $(1,730)
------------------------------------------------------------------------------------------------------------------------------------


December 31, 1999
                                                                                     Expected Maturity
                                                     --------------------------------------------------------------------   Average
(Dollars in millions, average               Fair                                                                  After    Estimated
estimated duration in years)               Value      Total     2000       2001       2002      2003      2004     2004     Duration
------------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                 $(1,747)                                                                            2.75
 Notional amount                                     $63,002   $13,539    $11,493    $1,637    $12,894   $7,104   $16,335
 Weighted average receive rate                          6.15%     5.98%      6.43%     6.88%      5.60%    6.57%     6.28%
Total pay fixed swaps                         115                                                                             2.11
 Notional amount                                     $25,701    $6,893     $8,232    $3,175     $2,475    $ 719    $4,207
 Weighted average pay rate                              6.68%     6.84%      6.57%     6.23%      7.10%    7.46%     6.61%
Basis swaps                                    (6)
 Notional amount                                      $7,971     $ 743      $ 601    $1,669     $4,958    $   -     $   -
--------------------------------------------------
       Total swaps                         (1,638)
--------------------------------------------------
Option products                                 5
 Notional amount                                      35,134       505      2,088       868      1,950   15,661    14,062
Futures and forward rate contracts              3
 Notional amount                                         931       931          -         -          -        -         -

--------------------------------------------------
    Total open interest rate contracts     (1,630)
Closed interest rate contracts(1)             235
--------------------------------------------------
     Net interest rate contract position   (1,395)
--------------------------------------------------
Open foreign exchange contracts               (30)
  Notional amount                                      6,231       273      1,499     2,552        112      623     1,172
--------------------------------------------------
    Total ALM contracts                   $(1,425)
------------------------------------------------------------------------------------------------------------------------------------

(1) Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.

Table Thirteen
Selected Quarterly Financial Data

------------------------------------------------------------------------------------------------------------------
                                                                                       2000 Quarters
                                                                           ---------------------------------------
(Dollars in millions, except per share information)                           Second                  First
------------------------------------------------------------------------------------------------------------------
Income statement
Interest income                                                                $ 10,737             $ 10,086
Interest expense                                                                  6,106                5,562
Net interest income                                                               4,631                4,524
Net interest income (taxable-equivalent basis)                                    4,709                4,595
Provision for credit losses                                                         470                  420
Gains on sales of securities                                                          6                    6
Noninterest income                                                                3,500                4,046
Other noninterest expense                                                         4,413                4,623
Income before income taxes                                                        3,254                3,533
Income tax expense                                                                1,191                1,293
Net income                                                                        2,063                2,240
Net income available to common shareholders                                       2,061                2,239
Average common shares issued and outstanding (in thousands)                   1,653,495            1,669,311
-------------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                                           1.23%                1.38%
Return on average common shareholders' equity                                     17.63                19.59
Total equity to total assets (period-end)                                          6.75                 6.90
Total average equity to total average assets                                       7.00                 7.07
Efficiency ratio                                                                  53.77                53.49
Dividend payout ratio                                                             39.94                37.16
-------------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                                         $ 1.25              $  1.34
Diluted earnings                                                                   1.23                 1.33
Cash dividends paid                                                                 .50                  .50
Book value                                                                        27.82                27.28
-------------------------------------------------------------------------------------------------------------
Cash basis financial data (1)
Earnings per common share                                                          1.38                 1.47
Diluted earnings per common share                                                  1.36                 1.46
Return on average tangible assets                                                  1.39%                1.55%
Return on average tangible common shareholders' equity                            27.51                30.83
Efficiency ratio                                                                  51.12                50.98
Ending tangible equity to tangible assets                                          4.85                 4.90
-------------------------------------------------------------------------------------------------------------
Balance sheet (period-end)
Total loans and leases                                                          400,817              382,085
Total assets                                                                    679,538              656,113
Total deposits                                                                  356,664              351,626
Long-term debt                                                                   69,245               62,059
Trust preferred securities                                                        4,955                4,955
Common shareholders' equity                                                      45,786               45,222
Total shareholders' equity                                                       45,861               45,299
-------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (period-end)
Tier 1 capital                                                                     7.40%                7.42%
Total capital                                                                     11.03                11.00
Leverage ratio                                                                     6.11                 6.17
-------------------------------------------------------------------------------------------------------------
Market price per share of common stock
 Closing                                                                      $43                  $52  7/16
 High                                                                          61                   55  3/16
 Low                                                                           42 63/64             42  5/16
-------------------------------------------------------------------------------------------------------------

(1) Cash basis calculations exclude goodwill and other intangible assets and their related amortization expense.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

             See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management" on page 53 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

                           The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. Similar uncertified class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified, but has since been dismissed and an appeal is pending. Of the remaining actions, one has been stayed, and a motion for class certification is pending in the other. The Missouri federal court has enjoined prosecution of that action as a class action. The plaintiffs who were enjoined have appealed. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

                           Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2. Changes in         As part of its share repurchase program, during the
Securities and Use         second quarter of 2000, the Corporation sold put
Of Proceeds                options to purchase an aggregate of one million
                           shares of Common Stock. These put options were sold to an independent third party for an aggregate purchase price of $6.6 million. The put option exercise price is $48.14 per share and expires in April 2001. The put option contracts allow the Corporation to determine the method of settlement
                           (cash or stock). Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

                           As of June 30, 2000, the Corporation had 10,000,000 put options outstanding, with exercise prices ranging from $45.22 per share to $65.30 per share, and expiration dates ranging from July 2000 to April 2001.


Item 4.                    a. The Annual Meeting of Stockholders was held on
Submission of                 April 25, 2000.
Matters to a Vote          b. The following are the voting results on each
of Security Holders           matter submitted to  the stockholders:

                           1. To elect 18 directors
                                                                     Against or
                                                         For          Withheld
                                                    -------------    ----------
                           Charles W. Coker         1,306,836,134    42,474,094
                           Alan T. Dickson          1,307,563,388    41,746,840
                           Frank Dowd, IV           1,300,993,232    48,316,996
                           Kathleen F. Feldstein    1,307,763,130    41,547,098
                           Paul Fulton              1,311,569,844    37,740,384
                           Donald E. Guinn          1,307,729,725    41,580,503
                           James H. Hance, Jr.      1,307,302,745    42,007,483
                           C. Ray Holman            1,307,533,084    41,777,144
                           W. W. Johnson            1,306,818,576    42,491,652
                           Kenneth D. Lewis         1,307,341,106    41,969,122
                           Walter E. Massey         1,307,140,279    42,169,949
                           Hugh L. McColl, Jr.      1,206,328,121   142,982,107
                           O. Temple Sloan, Jr.     1,291,098,617    58,211,611
                           Meredith R. Spangler     1,311,797,001    37,513,227
                           Ronald Townsend          1,307,082,798    42,227,430
                           Solomon D. Trujillo      1,312,560,600    36,749,628
                           Jackie M. Ward           1,306,473,551    42,836,677
                           Virgil R. Williams       1,298,918,344    50,391,884

2. To consider and act upon a proposal to ratify the action of the Board of Directors in selecting PricewaterhouseCoopers LLP as independent public accountants to audit the books of the Corporation and its subsidiaries for the current year

                       Against or
        For             Withheld       Abstentions
   -------------       ----------      -----------
   1,333,242,115        9,587,840       6,480,273

3. To consider and act upon a stockholder proposal requesting that the Corporation develop a policy for the cancellation of debt of heavily indebted poor countries

                     Against or                          Broker
          For         Withheld        Abstentions       Nonvotes
       ----------    -----------      -----------      -----------
       28,248,560    996,444,963       80,391,711      244,224,994

4. To consider and act upon a stockholder proposal requesting that the Corporation adopt a compensation committee charter

                     Against or                          Broker
        For           Withheld        Abstentions       Nonvotes
     ----------      -----------      -----------      -----------
     194,871,421     848,379,733       61,809,418      244,249,656

5. To consider and act upon a stockholder proposal requesting that the Corporation adopt a policy relating to contributions to political movements and entities

                     Against or                           Broker
          For         Withheld        Abstentions        Nonvotes
       ----------    -----------      -----------      -----------
       34,840,164    982,743,495       87,471,497       244,255,072

Item 6. Exhibits           a)     Exhibits
and Reports on
Form 8-K                   Exhibit  11 - Earnings Per Share Computation -
                                         included in Note 7 of the
                                         consolidated financial statements
                           Exhibit 12(a) - Ratio of Earnings to Fixed Charges
                           Exhibit 12(b) - Ratio of Earnings to Fixed Charges
                                           and Preferred Dividends
                           Exhibit 27 - Financial Data Schedule

                           b)     Reports on Form 8-K

                           The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2000:

                           Current Report on Form 8-K dated April 17, 2000 and filed April 19, 2000, Items 5 and 7.

                           Current Report on Form 8-K dated May 23, 2000 and filed May 31, 2000, Items 5 and 7.

                           Current Report on Form 8-K dated June 02, 2000 and filed June 08, 2000, Items 5 and 7.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              Bank of America Corporation
                                              ---------------------------
                                              Registrant


Date: August 14, 2000                         /s/ Marc D. Oken
      ---------------                         -----------------
                                              MARC D. OKEN
                                              Executive Vice President and
                                              Principal Financial Executive
                                              (Duly Authorized Officer and
                                              Chief Accounting Officer)

                           Bank of America Corporation

                                    Form 10-Q

                                Index to Exhibits
-------------------------------------------------------------------------------


Exhibit           Description
-------           -----------
   11             Earnings Per Share Computation - included in Note 7 of the consolidated financial statements

   12(a)          Ratio of Earnings to Fixed Charges

   12(b)          Ratio of Earnings to Fixed Charges and Preferred Dividends

   27             Financial Data Schedule