Form 10-Q
period 2000-09-30
BANK OF AMERICA CORP /DE/
filed 2000-11-14
CIK 70858

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

                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                               Yes (check mark) No

On October 31, 2000, there were 1,627,537,119 shares of Bank of America Corporation Common Stock outstanding.



================================================================================

                           Bank of America Corporation


September 30, 2000 Form 10-Q
--------------------------------------------------------------------------------

INDEX
                                                                                                 Page
                                                                                                 ----
Part I                     Item 1.  Financial Statements:
Financial                              Consolidated Statement of Income for the Three
Information                            Months and Nine Months Ended September 30, 2000
                                       and 1999                                                    2

                                       Consolidated Balance Sheet at September 30, 2000
                                       and December 31, 1999                                       3

                                       Consolidated Statement of Changes in Share-
                                       holders' Equity for the Nine Months Ended
                                       September 30, 2000 and 1999                                 4

                                       Consolidated Statement of Cash Flows for the
                                       Nine Months Ended September 30, 2000 and 1999               5

                                       Notes to Consolidated Financial Statements                  6

                           Item 2.   Management's Discussion and Analysis of Results
                                     of Operations and Financial Condition                        20

                           Item 3.   Quantitative and Qualitative Disclosures about
                                     Market Risk                                                  62

-------------------------------------------------------------------------------------------------------------------


Part II
Other Information          Item 1.   Legal Proceedings                                            62

                           Item 6.   Exhibits and Reports on Form 8-K                             63

                           Signature                                                              64

                           Index to Exhibits                                                      65

                                      1

Part I. Financial Information
Item 1. Financial Statements

====================================================================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months                   Nine  Months
                                                                                 Ended September 30            Ended September 30
                                                                            --------------------------------------------------------
(Dollars in millions, except per share information)                             2000            1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases                                        $    8,305     $    6,883     $   23,622     $   20,506
Interest and dividends on securities                                              1,259          1,208          3,861          3,526
Federal funds sold and securities purchased under agreements to resell              633            440          1,803          1,208
Trading account assets                                                              744            482          1,974          1,552
Other interest income                                                               324            281            828            909
------------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                    11,265          9,294         32,088         27,701
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposits                                                                          2,868          2,198          8,083          6,678
Short-term borrowings                                                             2,223          1,437          6,015          4,188
Trading account liabilities                                                         237            189            607            468
Long-term debt                                                                    1,344            920          3,635          2,605
------------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                    6,672          4,744         18,340         13,939
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                               4,593          4,550         13,748         13,762
Provision for credit losses                                                         435            450          1,325          1,470
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                             4,158          4,100         12,423         12,292
Gains on sales of securities                                                         11             44             23            226
Noninterest income
Consumer service charges                                                            684            644          1,948          1,881
Corporate service charges                                                           489            480          1,457          1,372
------------------------------------------------------------------------------------------------------------------------------------
      Total service charges                                                       1,173          1,124          3,405          3,253
------------------------------------------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                                          357            355          1,108          1,000
Corporate investment and brokerage services                                         114             63            340            311
------------------------------------------------------------------------------------------------------------------------------------
      Total investment and brokerage services                                       471            418          1,448          1,311
------------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing income                                                           144            206            408            463
Investment banking income                                                           376            363          1,146          1,017
Equity investment gains                                                             422            339          1,119            628
Card income                                                                         594            557          1,634          1,448
Trading account profits                                                             372            313          1,567          1,208
Other income                                                                         93            408            464          1,145
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                3,645          3,728         11,191         10,473
------------------------------------------------------------------------------------------------------------------------------------

Merger and restructuring charges                                                    550              -            550            200

Other noninterest expense
Personnel                                                                         2,298          2,336          7,143          6,930
Occupancy                                                                           419            417          1,248          1,208
Equipment                                                                           285            313            882          1,010
Marketing                                                                           147            145            398            439
Professional fees                                                                   100            160            298            452
Amortization of intangibles                                                         215            222            650            669
Data processing                                                                     167            164            495            568
Telecommunications                                                                  127            131            391            407
Other general operating                                                             509            498          1,529          1,364
General administrative and other                                                    143            140            412            389
------------------------------------------------------------------------------------------------------------------------------------
        Total other noninterest expense                                           4,410          4,526         13,446         13,436
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                        2,854          3,346          9,641          9,355
Income tax expense                                                                1,025          1,195          3,509          3,375
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $    1,829     $    2,151     $    6,132     $    5,980
====================================================================================================================================
Net income available to common shareholders                                  $    1,828     $    2,149     $    6,128     $    5,975
====================================================================================================================================
Per share information
Earnings per common share                                                    $     1.11     $     1.25     $     3.70     $     3.45
====================================================================================================================================
Diluted earnings per common share                                            $     1.10     $     1.23     $     3.66     $     3.37
====================================================================================================================================
Dividends per common share                                                   $      .50     $      .45     $     1.50     $     1.35
====================================================================================================================================
Average common shares issued and outstanding (in thousands)                   1,639,392      1,722,307      1,654,013      1,734,401
====================================================================================================================================

          See accompanying notes to consolidated financial statements.


====================================================================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           September 30  December 31
(Dollars in millions)                                                                                          2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                                    $ 24,395     $ 26,989
Time deposits placed and other short-term investments                                                           5,467        4,838
Federal funds sold and securities purchased under agreements to resell                                         33,408       37,928
Trading account assets                                                                                         47,198       38,460
Derivative-dealer assets                                                                                       15,398       16,055
Securities:
   Available-for-sale                                                                                          79,747       81,647
   Held-to-maturity, at cost (market value - $1,283 and $1,270)                                                 1,356        1,422
------------------------------------------------------------------------------------------------------------------------------------
     Total securities                                                                                          81,103       83,069
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                              402,592      370,662
Allowance for credit losses                                                                                    (6,739)      (6,828)
------------------------------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                                                     395,853      363,834
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                                     6,450        6,713
Customers' acceptance liability                                                                                 2,277        1,869
Interest receivable                                                                                             4,620        3,777
Mortgage servicing rights                                                                                       4,029        4,093
Goodwill                                                                                                       11,803       12,262
Core deposits and other intangibles                                                                             1,554        1,730
Other assets                                                                                                   38,170       30,957
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                          $671,725     $632,574
====================================================================================================================================
Liabilities
Deposits in domestic offices:
   Noninterest-bearing                                                                                        $92,050      $93,476
   Interest-bearing                                                                                           207,801      207,048
Deposits in foreign offices:
   Noninterest-bearing                                                                                          1,515        1,993
   Interest-bearing                                                                                            52,622       44,756
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                                           353,988      347,273
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                                     72,896       74,561
Trading account liabilities                                                                                    25,354       20,958
Derivative-dealer liabilities                                                                                  18,877       16,200
Commercial paper                                                                                               10,330        7,331
Other short-term borrowings                                                                                    45,271       40,340
Acceptances outstanding                                                                                         2,277        1,869
Accrued expenses and other liabilities                                                                         21,506       19,169
Long-term debt                                                                                                 69,412       55,486
Trust preferred securities                                                                                      4,955        4,955
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                        624,866      588,142
====================================================================================================================================

     Commitments and contingencies (Note Seven)

Shareholders' equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares;  issued and
     outstanding - 1,732,349 and 1,797,702 shares                                                                  74           77
Common stock, $0.01 par value; authorized - 5,000,000,000 shares;  issued and
     outstanding - 1,630,823,577 and 1,677,273,267 shares                                                       9,397       11,671
Retained earnings                                                                                              39,338       35,681
Accumulated other comprehensive loss                                                                           (1,808)      (2,658)
Other                                                                                                            (142)        (339)
------------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                                46,859       44,432
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                                            $671,725     $632,574
====================================================================================================================================

      See accompanying notes to consolidated financial statements.

=============================================================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                             Common Stock                        Other
                                           Preferred --------------------------  Retained     Comprehensive
(Dollars in millions, shares in thousands)   Stock      Shares         Amount    Earnings    Income (Loss)(1,2)      Other
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     $83     1,724,484       $14,837     $30,998         $  152             $(132)
Net income                                                                           5,980
Other comprehensive loss, net of tax                                                               (2,081)
Comprehensive income
Cash dividends:
   Common                                                                           (2,342)
   Preferred                                                                            (5)
Common stock issued under
   employee plans                                         28,320         1,353                                         (349)
Common stock repurchased                                 (43,000)       (2,904)
Conversion of preferred stock                   (5)          232             5
Other                                                          3           247                                           52
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                    $78     1,710,039       $13,538     $34,631       $ (1,929)            $(429)
=============================================================================================================================

Balance, December 31, 1999                     $77     1,677,273       $11,671     $35,681        $(2,658)            $(339)
Net income                                                                           6,132
Other comprehensive income, net of tax                                                                850
Comprehensive income
Cash dividends:
   Common                                                                           (2,475)
   Preferred                                                                            (4)
Common stock issued under
  employee plans                                           3,091           53                                           184
Common stock repurchased                                 (49,650)      (2,444)
Conversion of preferred stock                  (3)           109            3
Other                                                          1          114            4                               13
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                   $74      1,630,824        $9,397     $39,338        $(1,808)            $(142)
=============================================================================================================================


================================================================================


--------------------------------------------------------------------------------
                                                    Total
                                                    Share-
                                                    holders'      Comprehensive
(Dollars in millions, shares in thousands)           Equity           Income
--------------------------------------------------------------------------------

Balance, December 31, 1998                          $45,938
Net income                                            5,980            $5,980
Other comprehensive loss, net of tax                 (2,081)           (2,081)
                                                                       ------
Comprehensive income                                                   $3,899
                                                                       ======
Cash dividends:
   Common                                            (2,342)
   Preferred                                             (5)
Common stock issued under
   employee plans                                     1,004
Common stock repurchased                             (2,904)
Conversion of preferred stock
Other                                                   299
--------------------------------------------------------------------------------
Balance, September 30, 1999                         $45,889
================================================================================

Balance, December 31, 1999                          $44,432
Net income                                            6,132            $6,132
Other comprehensive income, net of tax                  850               850
                                                                       ------
Comprehensive income                                                   $6,982
                                                                       ======
Cash dividends:
   Common                                            (2,475)
   Preferred                                             (4)
Common stock issued under
  employee plans                                        237
Common stock repurchased                             (2,444)
Conversion of preferred stock
Other                                                   131
--------------------------------------------------------------------------------
Balance, September 30, 2000                         $46,859
================================================================================


(1) Changes in Accumulated Other Comprehensive Income (Loss) include after-tax net unrealized gains (losses) on available-for-sale and marketable equity securities of $852 and $(2,047) and after-tax net unrealized losses on foreign currency translation adjustments of $2 and $34 for the nine months ended September 30, 2000 and 1999, respectively.
(2) Accumulated Other Comprehensive Income (Loss) consists of the after-tax valuation allowance for available-for-sale and marketable equity securities of $(1,618) and $(2,470) and foreign currency translation adjustments of $(190) and $(188) at September 30, 2000 and December 31, 1999,
     respectively.

          See accompanying notes to consolidated financial statements.


============================================================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
                                                                                                          Nine Months
                                                                                                       Ended September 30
                                                                                                    ------------------------
(Dollars in millions)                                                                                2000              1999
----------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                                           $6,132           $5,980
Reconciliation of net income to net cash provided by operating activities:
  Provision for credit losses                                                                         1,325            1,470
  Gains on sales of securities                                                                          (23)            (226)
  Merger and restructuring charges                                                                      550              200
  Depreciation and premises improvements amortization                                                   695              781
  Amortization of intangibles                                                                           650              669
  Deferred income tax (benefit) expense                                                               1,329           (1,282)
  Net (increase) decrease in trading instruments                                                     (1,020)           3,571
  Net increase in interest receivable                                                                  (846)            (108)
  Net (increase) decrease in other assets                                                            (6,364)           4,830
  Net increase in interest payable                                                                      555               11
  Net decrease in accrued expenses and other liabilities                                                (84)          (9,558)
  Other operating activities, net                                                                      (103)             306
----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                        2,796            6,644
----------------------------------------------------------------------------------------------------------------------------
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments                       (704)           1,746
Net (increase) decrease in federal funds sold and securities purchased
   under agreements to resell                                                                         4,504          (13,223)
Proceeds from sales of available-for-sale securities                                                 15,802           29,722
Proceeds from maturities of available-for-sale securities                                             4,536            7,359
Purchases of available-for-sale securities                                                          (16,880)         (35,047)
Proceeds from maturities of held-to-maturity securities                                                 211              514
Proceeds from sales and securitizations of loans and leases                                          22,618           38,179
Purchases and net originations of loans and leases                                                  (57,455)         (42,303)
Purchases and originations of mortgage servicing rights                                                (337)          (1,869)
Net purchases of premises and equipment                                                                (434)            (226)
Proceeds from sales of foreclosed properties                                                            200              247
Acquisitions and divestitures of business activities, net of cash                                        81          (1,311)
----------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                          (27,858)         (16,212)
----------------------------------------------------------------------------------------------------------------------------
Financing activities
Net increase (decrease) in deposits                                                                   6,899          (19,204)
Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                                               (1,665)          12,196
Net increase in commercial paper and other short-term borrowings                                      7,947            9,229
Proceeds from issuance of long-term debt                                                             22,993           14,297
Retirement of long-term debt                                                                         (8,618)          (5,628)
Proceeds from issuance of common stock                                                                  237            1,004
Common stock repurchased                                                                             (2,444)          (2,904)
Cash dividends paid                                                                                  (2,479)          (2,347)
Other financing activities, net                                                                        (340)              56
----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                         22,530            6,699
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                            (62)               6
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                            (2,594)          (2,863)
Cash and cash equivalents at December 31                                                             26,989           28,277
----------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at September 30                                                        $24,395          $25,414
=============================================================================================================================

Loans transferred to foreclosed properties amounted to $289 and $267 for the nine months ended September 30, 2000 and 1999, respectively.
Loans securitized and retained in the available-for-sale securities portfolio amounted to $224 and $3,206 for the nine months ended September 30, 2000 and 1999, respectively.
There were no acquisitions for the nine months ended September 30, 2000. The fair value of noncash assets acquired and liabilities assumed in acquisitions for the nine months ended September 30, 1999 were $1,557 and $74, net of cash acquired.


          See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
================================================================================

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133", and Statement of Financial Accounting Standards No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Corporation as of January 1, 2001. SFAS 133 requires all derivative instruments to be recognized as either assets or liabilities and measured at their fair values. In addition, SFAS 133 allows special hedge accounting for some types of transactions provided that certain criteria are met. If SFAS 133 were adopted as of September 30, 2000, the transition adjustment would not materially impact the Corporation's results of operations and financial condition. The estimated impact of adopting SFAS 133 is based on amounts, positions and market conditions that existed at September 30, 2000. The actual impact of adopting SFAS 133 on January 1, 2001 could be materially different due to changes in market conditions as well as various discretionary factors.

     On September 29, 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" (SFAS 140). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Corporation is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

     In 1999, the Federal Financial Institutions Examination Council (FFIEC) issued The Uniform Classification and Account Management Policy (the Policy) which provides guidance for and promotes consistency among banks on the treatment of delinquent and bankruptcy-related consumer loans. The Corporation is required to implement the Policy by December 31, 2000 and expects to be in full compliance with the Policy by that date. The Corporation estimates additional charge-offs in the consumer portfolio, primarily within the consumer finance products, of approximately $100 million in the fourth quarter to comply with the Policy.

Note Two - Acquisition and Merger Activities

      At September 30, 2000, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA). On September 1, 2000, Bank of America Community Development Bank, National Association changed its name to Bank of America California, National Association. On March 31, 1999, NationsBank of Delaware, N.A. merged with and into Bank of America, N.A. (USA), a national association headquartered in Phoenix, Arizona (formerly known as Bank of America National Association), which operates the Corporation's credit card business. On April 1, 1999, the mortgage business of BankAmerica transferred to NationsBanc Mortgage Corporation. On December 1, 1999, NationsBanc Mortgage Corporation merged with and into BA Mortgage, LLC, a Delaware limited liability company and a Bank of America, N.A. subsidiary. On April 8, 1999, the Corporation merged Bank of America Texas, N.A. into NationsBank, N.A. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America National Trust and Savings Association (Bank of America NT&SA), and the surviving entity of that merger changed its name to Bank of America, N.A. On December 1, 1999, Bank of America, FSB, a federal savings bank formerly headquartered in Portland, Oregon, was converted into a national bank and merged into Bank of America, N.A. On September 30, 1998, BankAmerica Corporation (BankAmerica) merged (the Merger) with and into the Corporation, formerly NationsBank Corporation (NationsBank).

     In connection with the Merger, the Corporation recorded pre-tax merger charges of $525 million ($358 million after-tax) in 1999 and $1,325 million ($960 million after-tax) in 1998. Of the $525 million in 1999, $200 million ($145 million after-tax) and $325 million ($213 million after-tax) were recorded in the second and fourth quarters, respectively. Of the $1,325 million in 1998, $725 million ($519 million after-tax) and $600 million ($441 million after-tax) were recorded in the third and fourth quarters, respectively. The total pre-tax charge for 1999 consisted of approximately $219 million primarily of severance, change in control and other employee-related costs, $187 million of conversion and related costs including occupancy, equipment and customer communication expenses, $128 million of exit and related costs and a $9 million reduction of other merger costs. The total pre-tax charge for 1998 consisted of approximately $740 million primarily of severance, change in control and other employee-related costs, $150 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets) and customer communication expenses, $300 million of exit and related costs and $135 million of other merger costs (including legal, investment banking and filing fees).

    Total severance, change in control and other employee-related costs include amounts related to job eliminations of former associates of BankAmerica and NationsBank impacted by the Merger. Through September 30, 2000, approximately 13,800 employees had entered the severance process. Employee-related costs of the Merger were principally in overlapping functions, operations and businesses of the Corporation. The BankAmerica merger reserve balance was $300 million at January 1, 2000. Cash payments applied to the reserve in 2000 were approximately $206 million and non-cash reductions were $48 million. The remaining merger reserve balance was $46 million at September 30, 2000.

       During 2000, the Corporation entered into several unrelated transactions to invest in technologies and service providers. In addition, the Corporation disposed of some of its assets and investments. Certain of these transactions, primarily related to Internet activities, contained agreements requiring the Corporation to purchase agreed upon levels of service each year.

     On June 15, 2000, the Corporation entered into an agreement, effective January 2, 2001, to acquire the remaining 50 percent of Marsico Capital Management, LLC (Marsico) for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm with almost $17 billion in assets under management, specializing in large capitalization growth stocks.

      For additional information on the Corporation's merger activities, refer to Note Two of the Corporation's 1999 Annual Report on Form 10-K.


Note Three - Productivity and Investment Initiatives

     As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax restructuring charge of $550 million ($346 million after-tax) in the third quarter of 2000 which is included in merger and restructuring charges in the Consolidated Statement of Income. As part of these initiatives and in order to reallocate resources, the Corporation announced that it would eliminate 9,000 to 10,000 positions, or six to seven percent of its work force, over a twelve-month period. Of the $550 million restructuring charge, approximately $475 million will be used to cover severance and related costs and $75 million for other costs related to process change and channel consolidation. Over half of the severance and related costs are related to management positions which were eliminated in a review of span of control and management structure. The restructuring charge includes severance and related payments for 8,300 positions, which are company-wide and across all levels. The difference between the 8,300 positions and the 10,000 positions initially announced is expected to come from normal attrition. Through September 30, 2000, there were approximately 2,500 employees who had moved to severance status as part of these initiatives and approximately 3,500 additional employees who had been notified. The remaining 2,300 positions have been identified and the employees in these positions will be notified by March 31, 2001. Cash payments applied to the restructuring reserve in the third quarter of 2000 were approximately $81 million primarily related to severance costs, and noncash reductions were $39 million, primarily related to restricted stock accelerations. The remaining restructuring reserve balance was $430 million at September 30, 2000.

Note Four - Trading Activities

Trading-Related Revenue

     Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding charge or benefit. Trading account profits and trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities.


                                                Three Months Ended         Nine Months Ended
                                                   September 30              September 30
                                               ----------------------------------------------
    (Dollars in millions)                       2000           1999       2000           1999
    -----------------------------------------------------------------------------------------
    Trading account profits - as reported       $372           $313      $1,567        $1,208
    Net interest income                          252            161         735           476
    -----------------------------------------------------------------------------------------
       Total trading-related revenue            $624           $474      $2,302        $1,684
    -----------------------------------------------------------------------------------------
    Trading-related revenue by product
    Foreign exchange contracts                  $110           $140        $400          $452
    Interest rate contracts                       88            104         571           444
    Fixed income                                 118             84         360           380
    Equities                                     302            116         925           338
    Commodities and other                          6             30          46            70
    -----------------------------------------------------------------------------------------
    Total trading-related revenue               $624           $474      $2,302        $1,684
    =========================================================================================

Trading Account Assets and Liabilities

     The fair value of the components of trading account assets and liabilities at September 30, 2000 and December 31,1999 were:

                                                                                           Fair Value
                                                                                   ---------------------------
                                                                                   September 30    December 31
    (Dollars in millions)                                                              2000           1999
    ----------------------------------------------------------------------------------------------------------
    Trading account assets
    U.S. Treasury securities                                                           $4,994        $ 6,793
    Securities of other U.S. Government agencies and corporations                       4,790          3,554
    Certificates of deposit, bankers' acceptances and commercial paper                  3,294          3,039
    Corporate debt                                                                      3,164          2,993
    Foreign sovereign debt                                                             12,074          9,532
    Mortgage-backed securities                                                          6,740          6,748
    Equity securities                                                                   5,652          2,856
    Other                                                                               6,490          2,945
    ----------------------------------------------------------------------------------------------------------
      Total                                                                           $47,198        $38,460
    ==========================================================================================================
    Trading account liabilities
    U.S. Treasury securities                                                          $12,806         $8,414
    Corporate debt                                                                      2,708              -
    Foreign sovereign debt                                                              2,680          3,490
    Equity securities                                                                   6,870          7,840
    Other                                                                                 290          1,214
    ----------------------------------------------------------------------------------------------------------
      Total                                                                           $25,354        $20,958
    ==========================================================================================================


     See Note Seven for additional information on derivative-dealer positions, including credit risk.


Note Five - Loans and Leases

     Loans and leases at September 30, 2000 and December 31, 1999 were:



                                                        September 30, 2000           December 31, 1999
                                                       ---------------------       --------------------
    (Dollars in millions)                               Amount     Percent          Amount     Percent
    ---------------------------------------------------------------------------------------------------
    Commercial - domestic                              $149,566       37.2 %        $143,450     38.7 %
    Commercial - foreign                                 30,482        7.6            27,978      7.5
    Commercial real estate - domestic                    26,275        6.5            24,026      6.5
    Commercial real estate - foreign                        248         .1               325       .1
    ---------------------------------------------------------------------------------------------------
         Total commercial                               206,571       51.3           195,779     52.8
    ---------------------------------------------------------------------------------------------------
    Residential mortgage                                 94,114       23.4            81,860     22.1
    Home equity lines                                    20,666        5.1            17,273      4.7
    Direct/Indirect consumer                             41,915       10.4            42,161     11.4
    Consumer finance                                     25,446        6.3            22,326      6.0
    Bankcard                                             11,691        2.9             9,019      2.4
    Foreign consumer                                      2,189         .5             2,244       .6
    ---------------------------------------------------------------------------------------------------
         Total consumer                                 196,021       48.7           174,883     47.2
    ---------------------------------------------------------------------------------------------------
              Total loans and leases                   $402,592      100.0 %        $370,662    100.0 %
    ===================================================================================================

     The table below summarizes the changes in the allowance for credit losses for the three months and nine months ended September 30, 2000 and 1999:


                                                                     Three  Months             Nine  Months
                                                                   Ended September 30       Ended September 30
                                                                  -----------------------------------------------
    (Dollars in millions)                                           2000        1999        2000          1999
    -------------------------------------------------------------------------------------------------------------
    Balance, beginning of period                                   $ 6,815     $ 7,096     $ 6,828       $ 7,122
    -------------------------------------------------------------------------------------------------------------
    Loans and leases charged off                                      (586)       (600)     (1,776)       (1,938)
    Recoveries of loans and leases previously charged off              151         140         451           439
    -------------------------------------------------------------------------------------------------------------
         Net charge-offs                                              (435)       (460)     (1,325)       (1,499)
    -------------------------------------------------------------------------------------------------------------
    Provision for credit losses                                        435         450       1,325         1,470
    Other, net                                                         (76)        (10)        (89)          (17)
    -------------------------------------------------------------------------------------------------------------
         Balance, September 30                                     $ 6,739     $ 7,076     $ 6,739       $ 7,076
    =============================================================================================================

    The following table presents the recorded investment in specific loans that were considered individually impaired at September 30, 2000 and December 31, 1999:



                                          September 30    December 31
    (Dollars in millions)                     2000            1999
    -------------------------------------------------------------------
    Commercial - domestic                      $2,574            $1,133
    Commercial - foreign                          587               503
    Commercial real estate - domestic             313               449
    Commercial real estate - foreign                1                 -
    -------------------------------------------------------------------
         Total impaired loans                  $3,475            $2,085
    ===================================================================

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Due to their homogeneous nature, consumer loans and certain smaller business loans are generally evaluated as a group based on individual loan type. Commercial and commercial real estate loans are generally evaluated individually due to a general lack of uniformity among individual loans within each loan type and business segment. Loans that have been identified as impaired are measured by management for impairment in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). Impaired loans are measured based on the present value of payments expected to be received, observable market prices or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.

     At September 30, 2000 and December 31, 1999, nonperforming loans including certain loans which were considered impaired totaled $4.2 billion and $3.0 billion, respectively. Foreclosed properties amounted to $226 million and $163 million at September 30, 2000 and December 31, 1999, respectively.

Note Six - Short-Term Borrowings and Long-Term Debt

     During 2000, Bank of America Corporation issued $6.2 billion in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2002 to 2015. Of the $6.2 billion issued, $4.6 billion was converted from fixed rates ranging from 7.32 percent to 8.42 percent to floating rates through interest rate swaps at spreads ranging from nine to 59 basis points over three-month London InterBank Offered Rate (LIBOR) and 45 to 130 basis points over one-month LIBOR. The remaining $1.6 billion bears interest at floating rates ranging primarily from eight to 43 basis points over three-month LIBOR and 22 to 29 basis points over one-month LIBOR.

     At September 30, 2000, Bank of America Corporation had the authority to issue approximately $13.9 billion of corporate debt and other securities under its existing shelf registration statements.

     During 2000, Bank of America, N.A. issued $14.0 billion in senior long-term bank notes having maturities ranging from 2001 to 2013. Of the $14.0 billion issued, $5.1 billion bears interest at spreads ranging from zero to 15 basis points above three-month LIBOR, $4.1 billion bears interest at spreads ranging from 287 to 272 basis points below the prime rate, $3.1 billion bears interest at fixed rates ranging from 6.45 percent to 7.40 percent, $1.0 billion bears interest at spreads ranging from 14 to 28 basis points above the Fed Funds rate and $695 million bears interest at spreads ranging from five to 12 basis points above one-month LIBOR.

      Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $21.3 billion at September 30, 2000 compared to $15.2 billion at December 31, 1999. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased, are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $17.5 billion at September 30, 2000 compared to $10.1 billion at December 31, 1999.

      Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $20.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation's notes outstanding under this program totaled $5.2 billion at September 30, 2000 compared to $4.5 billion at December 31, 1999. Bank of America, N.A.'s notes outstanding under this program totaled $1.4 billion at September 30, 2000. Bank of America, N.A. had no notes outstanding under this program at December 31, 1999. Of the $20.0 billion authorized at September 30, 2000, Bank of America Corporation and Bank of America, N.A. had remaining authority to issue in the aggregate of debt securities under the current program approximately $4.8 billion and $8.6 billion, respectively. At September 30, 2000 and December 31, 1999, $2.7 billion and $3.3 billion, respectively, were outstanding under the former BankAmerica Euro medium-term note program. No additional debt securities will be offered under that program.

      Subsequent to September 30, 2000, the Corporation allocated $2 billion of the joint Euro medium-term note program to be used exclusively for secondary offerings to non-United States residents for a shelf registration statement filed in Japan. In addition, the Corporation filed a 300 billion yen (approximately U.S. $3 billion) shelf registration statement in Japan to be used exclusively for primary offerings to non-United States residents.

Note Seven - Commitments and Contingencies

Credit Extension Commitments

    The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following table summarizes outstanding commitments to extend credit:

                                                                September 30     December 31
     (Dollars in millions)                                          2000            1999
     ---------------------------------------------------------------------------------------
     Credit card commitments                                     $ 70,873         $ 67,394
     Other loan commitments                                       251,764          246,827
     Standby letters of credit and financial guarantees            32,259           32,993
     Commercial letters of credit                                   4,068            3,690

Derivatives

  Credit Risk Associated with Derivative-Dealer Activities

     The table on the following page presents the notional or contract amounts at September 30, 2000 and December 31, 1999 and the credit risk amounts (the net replacement cost of contracts in a gain position) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market for trading purposes. This table should be read in conjunction with Note Eleven of the Corporation's 1999 Annual Report on Form 10-K. The notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Corporation's credit or market risk associated with these instruments. Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. The credit risk amounts presented in the following table do not consider the value of any collateral but generally take into consideration the effects of legally enforceable master netting agreements.

    Derivative-Dealer Positions
                                                   September 30, 2000           December 31, 1999
                                              --------------------------------------------------------
                                                 Contract/       Credit       Contract/      Credit
    (Dollars in millions)                        Notional         Risk        Notional        Risk
    --------------------------------------------------------------------------------------------------
    Interest rate contracts
    Swaps                                      $3,743,305        $ 2,854    $2,597,886       $ 4,936
    Futures and forwards                        1,061,897             76       644,795            50
    Written options                               459,808             -        560,070             -
    Purchased options                             469,975          1,007       638,517         1,515
    Foreign exchange contracts
    Swaps                                          55,036          1,130        55,278           918
    Spot, futures and forwards                    784,268          2,199       537,719         2,861
    Written options                                46,582             -         28,450            -
    Purchased options                              32,077            352        26,820           368
    Equity contracts
    Swaps                                          18,106            697        11,128           904
    Futures and forwards                           32,858             20        21,421             3
    Written options                                21,882             -         24,232            -
    Purchased options                              34,026          4,147        28,251         4,012
    Other contracts
    Swaps                                           7,263          1,757         1,950           165
    Futures and forwards                            2,631            140         1,075           33
    Written options                                11,781             -          4,636            -
    Purchased options                              10,108            884         3,965           229
    Credit derivatives                             27,424            135        19,028            61
    --------------------------------------------------------------------------------------------------
        Net replacement cost                                     $15,398                     $16,055
    ==================================================================================================


     The table above includes both long and short derivative-dealer positions. The average fair value of derivative-dealer assets for the nine months ended September 30, 2000 and for the year ended December 31, 1999 was $18.6 billion and $16.0 billion, respectively. The average fair value of derivative-dealer liabilities for the nine months ended September 30, 2000 and for the year ended December 31, 1999 was $19.3 billion and $16.5 billion, respectively. The fair value of derivative-dealer assets at September 30, 2000 and December 31, 1999 was $15.4 billion and $16.1 billion, respectively. The fair value of derivative-dealer liabilities at September 30, 2000 and December 31, 1999 was $18.9 billion and $16.2 billion, respectively. See Note Four for a discussion of trading-related revenue.

      During the nine months ended September 30, 2000 and 1999, there were no significant credit losses associated with derivative contracts. At September 30, 2000 and December 31, 1999, there were no nonperforming derivative positions that were material to the Corporation.

       In addition to credit risk management activities, the Corporation uses credit derivatives to generate revenue by taking on exposure to underlying credits. The Corporation also provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The Corporation's credit derivative positions at September 30, 2000 and December 31, 1999 consisted of credit default swaps and total return swaps.

  Asset and Liability Management (ALM) Activities

     The table below outlines the status of the Corporation's ALM activity at September 30, 2000 and December 31, 1999. It presents the notional amount and fair value of the Corporation's open and closed ALM contracts. This table should be read in conjunction with the "Market Risk Management" section on pages 42 through 46 and Note Eleven of the Corporation's 1999 Annual Report on Form 10-K.



                                                       September 30, 2000                    December 31, 1999
                                                  ----------------------------------------------------------------
                                                      Notional          Fair             Notional          Fair
    (Dollars in millions)                              Amount          Value              Amount           Value
    --------------------------------------------------------------------------------------------------------------
    Open interest rate contracts
    Receive fixed swaps                                $59,334        $(843)             $63,002          $(1,747)
    Pay fixed swaps                                     19,728          (54)              25,701              115
    --------------------------------------------------------------------------------------------------------------
       Net open receive fixed                           39,606         (897)              37,301           (1,632)
    Basis swaps                                          7,627           (4)               7,971               (6)
    --------------------------------------------------------------------------------------------------------------
       Total net swap position                          47,233         (901)              45,272           (1,638)
    Option products                                     31,274         (111)              35,134                5
    Futures and forwards                                 1,454           (4)                 931                3
    --------------------------------------------------------------------------------------------------------------
       Total open interest rate contracts(1)                         (1,016)                               (1,630)
    --------------------------------------------------------------------------------------------------------------
    Closed interest rate contracts
    Swap positions                                                      113                                   174
    Option products                                                      99                                    82
    Futures and forwards                                                (19)                                  (21)
    --------------------------------------------------------------------------------------------------------------
       Total closed interest rate contracts(2)                          193                                   235
    --------------------------------------------------------------------------------------------------------------
         Net interest rate contract position                           (823)                               (1,395)
    --------------------------------------------------------------------------------------------------------------
    Open foreign exchange contracts(1)                    5,916        (299)               6,231              (30)
    --------------------------------------------------------------------------------------------------------------
         Total ALM contracts                                        $(1,122)                             $(1,425)
    ==============================================================================================================


    (1) Fair value represents the net unrealized losses on open contracts.
    (2) Represents the unamortized net realized deferred gains associated with closed contracts.

When-Issued Securities

     At September 30, 2000, the Corporation had commitments to purchase and sell when-issued securities of $21.9 billion and $27.4 billion, respectively. At December 31, 1999, the Corporation had commitments to purchase and sell when-issued securities of $12.0 billion and $16.8 billion, respectively.

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

     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or

BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. Similar class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified but was dismissed. The Court of Appeals reversed the dismissal. A Petition for Review is pending in the Supreme Court of California. The remaining California actions have been consolidated, but have not been certified as class actions. The Missouri federal court has enjoined prosecution of those consolidated class actions as a class action. The plaintiffs who were enjoined have appealed that injunction to the United States Court of Appeals for the Eighth Circuit. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Note Eight - Shareholders' Equity and Earnings Per Common Share

     On July 26, 2000, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion.

     On June 23, 1999, the Board authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. Through September 30, 2000, the Corporation had repurchased 128 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $57.18 which reduced shareholders' equity by $7.3 billion. The remaining buyback authority for common stock under the 1999 program totaled $2.7 billion or two million shares at September 30, 2000.

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

     The calculation of earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2000 and 1999 is presented below:

                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30                   September 30
    (Shares in thousands; dollars in millions,                             ---------------------------------------------------------
    except per share information)                                             2000            1999           2000            1999
    --------------------------------------------------------------------------------------------------------------------------------
    Earnings per common share
    Net income                                                                 $1,829          $2,151         $6,132         $5,980
    Preferred stock dividends                                                      (1)             (2)            (4)            (5)
    -------------------------------------------------------------------------------------------------------------------------------
    Net income available to common shareholders                                $1,828          $2,149         $6,128         $5,975
    -------------------------------------------------------------------------------------------------------------------------------
    Average common shares issued and outstanding                            1,639,392       1,722,307      1,654,013      1,734,401
    -------------------------------------------------------------------------------------------------------------------------------
          Earnings per common share                                             $1.11          $ 1.25          $3.70         $ 3.45
    ===============================================================================================================================
    Diluted earnings per common share
    Net income available to common shareholders                                $1,828          $2,149         $6,128         $5,975
    Preferred stock dividends                                                       1               2              4              5
    -------------------------------------------------------------------------------------------------------------------------------
    Net income available to common shareholders and assumed
         conversions                                                           $1,829          $2,151         $6,132         $5,980
    -------------------------------------------------------------------------------------------------------------------------------
    Average common shares issued and outstanding                            1,639,392       1,722,307      1,654,013      1,734,401
    -------------------------------------------------------------------------------------------------------------------------------
    Incremental shares from assumed conversions:
          Convertible preferred stock                                           2,914           3,058          2,944          3,058
          Stock options                                                        18,726          29,781         17,791         36,233
    -------------------------------------------------------------------------------------------------------------------------------
    Dilutive potential common shares                                           21,640          32,839         20,735         39,291
    -------------------------------------------------------------------------------------------------------------------------------
    Total dilutive average common shares issued and outstanding             1,661,031       1,755,146      1,674,748      1,773,692
    -------------------------------------------------------------------------------------------------------------------------------
          Diluted earnings per common share                                    $ 1.10          $ 1.23         $ 3.66         $ 3.37
    ================================================================================================================================


Note Nine - Business Segment Information

     During the first quarter of 2000, the Corporation realigned its business segments to report the results of the Corporation's operations through three business segments: Consumer and Commercial Banking, Asset Management and Global Corporate and Investment Banking. In the third quarter of 2000, the Corporation continued to realign its business segments to report its results of operations through four business segments, which now include Equity Investments as a reporting segment. Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers customized asset management and credit, financial advisory, fiduciary and trust services, and banking services. It also provides management of equity, fixed income, cash and alternative investments to individuals, corporations and a wide array of institutional clients and full service and discount brokerage services. Global Corporate and Investment Banking provides a diversified range of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Equity Investments includes Principal Investing, which formerly was a component of Global Corporate and Investment Banking. Principal Investing makes both direct and indirect equity investments in a wide variety of transactions. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio in addition to other parent company investments.

    The following tables include total revenue, net income and average total assets for the three months and nine months ended September 30, 2000 and 1999, respectively, for each business segment. Certain prior period amounts have been reclassified between segments to conform to the current period presentation.


    For the three months ended September 30
                                                         Consumer and                                          Global Corporate and
                                                    Commercial Banking (2)        Asset Management (2)        Investment Banking (2)
                                                  ----------------------------------------------------------------------------------
    (Dollars in millions)                             2000          1999           2000           1999           2000          1999
    --------------------------------------------------------------------------------------------------------------------------------
    Net interest income (1)                        $ 3,416       $ 3,398          $ 159          $ 149        $ 1,049        $  987
    Noninterest income                               1,726         2,031            396            353          1,140         1,018
    --------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                 5,142         5,429            555            502          2,189         2,005
    Provision for credit losses                        300           367             -              40            114            31
    Gains (losses) on sales of securities                -            41             -              -              (8)           (4)
    Amortization of intangibles                        165           173              6              6             41            40
    Other noninterest expense                        2,728         2,836            298            314          1,150         1,122
    --------------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                    1,949         2,094            251            142            876           808
    Income tax expense                                 769           791             97             51            284           265
    --------------------------------------------------------------------------------------------------------------------------------
       Net income                                  $ 1,180       $ 1,303          $ 154          $  91         $  592        $  543
    ================================================================================================================================
    Average total assets                          $316,985      $288,296        $24,343        $20,393       $252,131      $209,303
    ================================================================================================================================

    --------------------------------------------------------------------------------------------------------------------------------
    For the three months ended September 30

                                                                  Equity Investments (2)           Corporate Other
                                                             ----------------------------------------------------------
    (Dollars in millions)                                            2000           1999           2000          1999
    -------------------------------------------------------------------------------------------------------------------
    Net interest income (1)                                        $ (37)         $ (23)          $   85         $  92
    Noninterest income                                               383            326                -             -
    --------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                 346            303               85            92
    Provision for credit losses                                        -             12               21             -
    Gains on sales of securities                                       -              -               19             7
    Amortization of intangibles                                        3              3                -             -
    Merger and restructuring charges                                   -              -              550             -
    Other noninterest expense                                         22             37               (3)           (5)
    --------------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                    321            251             (464)          104
    Income tax expense                                               125             97             (171)           44
    --------------------------------------------------------------------------------------------------------------------------------
       Net income                                                  $ 196          $ 154          $  (293)        $  60
    ================================================================================================================================
    Average total assets                                          $5,532         $3,742          $86,026       $89,714
    ================================================================================================================================

    (1) Net interest income is presented on a taxable-equivalent basis.
    (2) There were no material intersegment revenues among the four business segments.


    --------------------------------------------------------------------------------------------------------------------------------
    For the nine months ended September 30

                                                      Consumer and                                            Global Corporate and
                                                   Commercial Banking (2)       Asset Management (2)         Investment Banking (2)
                                                ------------------------------------------------------------------------------------
    (Dollars in millions)                           2000            1999          2000          1999            2000           1999
    --------------------------------------------------------------------------------------------------------------------------------
    Net interest income (1)                      $ 10,188        $ 10,323         $ 472         $ 426         $ 3,171        $ 2,942
    Noninterest income                              5,138           5,401         1,227         1,176           3,773          3,311
    --------------------------------------------------------------------------------------------------------------------------------
        Total revenue                              15,326          15,724         1,699         1,602           6,944          6,253
    Provision for credit losses                       986           1,112            11            80             288            260
    Gains (losses) on sales of securities               1              42             -             -              (6)             6
    Amortization of intangibles                       503             523            18            19             121            119
    Other noninterest expense                       8,114           8,433           903           904           3,651          3,347
    --------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes                  5,724           5,698           767           599           2,878          2,533
    Income tax expense                              2,252           2,149           295           222             991            874
    --------------------------------------------------------------------------------------------------------------------------------
        Net income                                $ 3,472         $ 3,549         $ 472         $ 377         $ 1,887        $ 1,659
    ================================================================================================================================
    Average total assets                         $308,345        $289,228       $23,339       $19,984        $243,636       $215,179
    ================================================================================================================================

    --------------------------------------------------------------------------------------------------------------------------------

    For the nine months ended September 30

                                                           Equity Investments (2)              Corporate Other
                                                      -----------------------------------------------------------------
    (Dollars in millions)                                  2000             1999            2000            1999
    -------------------------------------------------------------------------------------------------------------------
    Net interest income (1)                               $ (99)           $ (65)           $  244           $ 285
    Noninterest income                                    1,053              585                 -               -
    -------------------------------------------------------------------------------------------------------------------
       Total revenue                                        954              520               244             285
    Provision for credit losses                               3               18                37               -
    Gains on sales of securities                              -                -                28             178
    Amortization of intangibles                               8                8                 -               -
    Merger and restructuring charges                          -                -               550             200
    Other noninterest expense                                73               90                55              (7)
    -------------------------------------------------------------------------------------------------------------------
       Income before income taxes                           870              404              (370)            270
    Income tax expense                                      337              154              (138)            125
    -------------------------------------------------------------------------------------------------------------------
       Net income                                         $ 533            $ 250           $  (232)          $ 145
    ===================================================================================================================
    Average total assets                                 $5,134           $3,627           $89,144         $84,134
    ===================================================================================================================

    (1) Net interest income is presented on a taxable-equivalent basis.
    (2) There were no material intersegment revenues among the four business segments.

A reconciliation of the segments' net income to consolidated net income follows:


                                                            Three Months Ended           Nine Months Ended
                                                               September 30                September 30
                                                         -------------------------------------------------------
    (Dollars in millions)                                     2000         1999           2000          1999
    -----------------------------------------------------------------------------------------------------------
    Segments' net income                                      $2,122        $2,091         $6,364        $5,835
    Adjustments, net of taxes:
      Earnings associated with unassigned capital                 52            53            155           176
      Gains on sales of securities                                12             4             18           110
      Merger and restructuring charges                          (346)            -           (346)         (145)
      Other                                                      (11)            3            (59)            4
    -----------------------------------------------------------------------------------------------------------
        Consolidated net income                               $1,829        $2,151         $6,132        $5,980
    ===========================================================================================================

-------------------------------------------------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------------------

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

     The possible events or factors include the following: the Corporation's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of nonperforming assets, charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: projected business increases following process changes and productivity and investment initiatives are lower than expected or do not pay for severance or other related costs as quickly as anticipated; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the Internet; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies; mergers and acquisitions and their integration into the Corporation; and management's ability to manage these and other risks.

Overview

     The Corporation is a Delaware corporation, a bank holding company and a financial holding company, and it is headquartered in Charlotte, North Carolina. The Corporation provides a diversified range of banking and nonbanking financial services and products both domestically and internationally through four major business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking, and Equity Investments. At September 30, 2000, the Corporation had $672 billion in assets and approximately 146,000 full-time equivalent employees.

     The remainder of management's discussion and analysis of the Corporation's results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes presented on pages 2 through 19.

     Refer to Table One for selected financial data for the three months and nine months ended September 30, 2000 and 1999 and Table Thirteen for the three quarters ending September 30, 2000.

Key performance highlights for the nine months ended September 30, 2000 compared to the same period in 1999:

(diamond)     Net income totaled $6.1 billion, or $3.66 per common share
              (diluted), an increase of $152 million, or $0.29 per common share
              (diluted). Excluding merger and restructuring charges for both periods, net income increased $353 million, or $0.42 per common share (diluted).

(diamond)     Cash basis ratios on an operating basis measure performance excluding goodwill and other intangible assets and their related amortization expense. Cash basis diluted earnings per common share were $4.26, an increase of $0.43 per share. Return on average tangible common shareholders' equity was 28.68 percent, an increase of 20 basis points. The cash basis efficiency ratio was
              50.84 percent, an improvement of 152 basis points, primarily due to a seven percent increase in noninterest income.

(diamond)     The return on average common shareholders' equity was 17.46 percent, an increase of 27 basis points. Excluding merger and restructuring charges, the return on average common shareholders' equity increased 84 basis points to 18.45 percent.

(diamond)     Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. Total revenue was $25.2 billion, an increase of $783 million.

              >> Net interest income remained essentially unchanged at $14.0 billion. Managed loan growth, particularly in consumer products, and higher levels of core deposits and equity were partially offset by spread compression, the impact of securitizations and asset sales, the cost of share repurchases and deterioration in auto lease residual values. Average managed loans and leases were $417.4 billion, a $41.1 billion increase, primarily due to a 17 percent increase in consumer loans and leases. Average core deposits grew to $298.9 billion, an $8.6 billion increase. The net interest yield was
                  3.21 percent, a 31 basis point decline. The decrease was primarily due to spread compression, an increase in lower spread trading-related earning assets and the cost of share repurchases.

              >> Noninterest income was $11.2 billion, a $718 million increase. The increase in noninterest income was partially offset by a $681 million decrease in other income to $464 million, reflecting a third quarter 2000 charge of $186 million related to the deterioration of auto lease residual values, the absence of securitization gains and lower loan sales gains in 2000, and a gain on the sale of certain businesses in 1999. Consumer and Commercial Banking experienced a $185 million, or 13 percent, increase in card income to $1.6 billion as successful marketing campaigns in 2000 led to higher purchase volume and number of accounts. Income from investment and brokerage services increased $81 million to $1.1 billion in the Asset Management segment as a result of new asset management business and market growth combined with productivity increases in consumer brokerage. Global Corporate and Investment Banking had significant increases in trading account profits and investment banking income. Trading account profits increased $359 million, or 30 percent, to $1.6 billion driven by higher revenues from interest rate contracts and equities, partially offset by decreases in foreign exchange contracts and fixed income activities. Investment banking income increased $129 million to $1.1 billion, or 13 percent, primarily attributable to growth in equity underwriting. Equity Investments had equity investment gains of $1.0 billion, reflecting an increase of $478 million, and included gains in both the principal investing and strategic technology and alliances areas.

(diamond)     The provision for credit losses was $.3 billion, a $145 million decrease. Net charge-offs were $1.3 billion, or 0.45 percent of average loans and leases. The resulting decrease of $174 million, or 10 basis points, was driven primarily by lower losses on bankcard loans. Nonperforming assets were $4.4 billion, or 1.09 percent of loans, leases and foreclosed properties at September 30, 2000, a $1.2 billion, or 23 basis point increase from December 31, 1999. The increase reflects a rise in nonperforming loans in the commercial - domestic portfolio, primarily in the financial services, theater and paging industries. Nonperforming loans also increased in real estate secured consumer finance loans, resulting from growth and seasoning in that portfolio. The allowance for credit losses totaled $6.7 billion and $6.8 billion at September 30, 2000 and December 31, 1999, respectively.

(diamond)     Noninterest expense was unchanged at $13.4 billion, reflecting higher revenue-related incentive compensation and spending on projects to improve sales and service, partially offset by cost reductions resulting from recent mergers.

Employee-Related Matters

Bank of America Pension Plan

    The Corporation and the BankAmerica 401(k) retirement plans were combined effective June 30, 2000. With the introduction of the revised Bank of America retirement plan, qualified BankAmerica employees who are currently active had a one-time opportunity to transfer certain assets in their 401(k) plan account to their Bank of America Pension Plan (pension plan) account effective August 4, 2000. The total amount of 401(k) plan assets transferred to the pension plan was $1.3 billion. The pension plan (which is a cash balance type of pension plan) has a balance guarantee feature, applied at the time a benefit payment is made from the plan, that protects the transferred portion of participants' accounts from future market downturns. The Corporation is responsible for funding any shortfall on the guarantee feature.

Productivity and Investment Initiatives


      As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax restructuring charge of $550 million ($346 million after-tax) in the third quarter of 2000 which is included in merger and restructuring charges in the Consolidated Statement of Income.

      As part of these initiatives and in order to reallocate resources, the Corporation announced that it would eliminate 9,000 to 10,000 positions, or six to seven percent of its work force, over a twelve-month period. Of the $550 million restructuring charge, approximately $475 million will be used to cover severance and related costs and $75 million for other costs related to process change and channel consolidation. Over half of the severance and related costs are related to management positions which were eliminated in a review of span of control and management structure. The restructuring charge includes severance and related payments for 8,300 positions, which are company-wide and across all levels. The difference between the 8,300 positions and the 10,000 positions initially announced is expected to come from normal attrition. Through September 30, 2000, there were approximately 2,500 employees who had moved to severance status as part of these initiatives and approximately 3,500 additional employees who had been notified. The remaining 2,300 positions have been identified and the employees in these positions will be notified by March 31, 2001. Cash payments applied to the restructuring reserve in the third quarter of 2000 were approximately $81 million primarily related to severance costs, and noncash reductions were $39 million, primarily related to restricted stock accelerations. The remaining restructuring reserve balance was $430 million at September 30, 2000.

     Additionally, processes are being reviewed across the Corporation to ensure that it is organized around its customers and their needs. Significant process changes, primarily in the infrastructure of the operations are expected in consumer real estate, commercial loan processing and servicing and branch support.

     The savings that are identified are targeted for reinvestment in areas that the Corporation believes provide the best growth opportunities. Among these areas are e-commerce, asset management and private banking, card and payment businesses and the investment banking platform.

     Table One
     Selected Financial Data
     -------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30    Nine Months Ended September 30
                                                                  ------------------------------------------------------------------
     (Dollars in millions, except per share information)                2000            1999              2000           1999
     -------------------------------------------------------------------------------------------------------------------------------
     Operating Basis (1)
     -------------------
     Income statement
     Interest income                                                $    11,265       $    9,294      $   32,088    $   27,701
     Interest expense                                                     6,672            4,744          18,340        13,939
     Net interest income                                                  4,593            4,550          13,748        13,762
     Net interest income (taxable-equivalent basis)                       4,672            4,603          13,976        13,911
     Provision for credit losses                                            435              450           1,325         1,470
     Gains on sales of securities                                            11               44              23           226
     Noninterest income                                                   3,645            3,728          11,191        10,473
     Other noninterest expense                                            4,410            4,526          13,446        13,436
     Income before income taxes                                           3,404            3,346          10,191         9,555
     Income tax expense                                                   1,229            1,195           3,713         3,430
     Net income                                                           2,175            2,151           6,478         6,125
     Net income available to common shareholders                          2,174            2,149           6,474         6,120
     ----------------------------------------------------------------------------------------------------------------------------
     Performance ratios
     Return on average assets                                              1.26 %           1.40 %          1.29 %        1.34 %
     Return on average common shareholders' equity                        18.15            18.40           18.45         17.61
     Efficiency ratio                                                     53.01            54.34           53.42         55.10
     Shareholder value added                                        $       953      $       971      $    2,916    $    2,624
     ----------------------------------------------------------------------------------------------------------------------------
     Per common share data
     Earnings                                                       $      1.33      $      1.25      $     3.91    $     3.53
     Diluted earnings                                                      1.31             1.23            3.87          3.45
     ----------------------------------------------------------------------------------------------------------------------------
     Cash basis financial data (2)
     Earnings                                                       $     2,390      $     2,373      $     7,128   $    6.794
     Earnings per common share                                             1.46             1.38             4.31         3.91
     Diluted earnings per common share                                     1.44             1.35             4.26         3.83
     Return on average tangible assets                                     1.42 %           1.58 %           1.45 %       1.52 %
     Return on average tangible common shareholders' equity               27.81            29.48            28.68        28.48
     Efficiency ratio                                                     50.43            51.67            50.84        52.36
     ----------------------------------------------------------------------------------------------------------------------------
     As Reported
     -----------
     Income statement
     Merger and restructuring charges                               $       550      $         -      $       550   $      200
     Income before income taxes                                           2,854            3,346            9,641        9,355
     Income tax expense                                                   1,025            1,195            3,509        3,375
     Net income                                                           1,829            2,151            6,132        5,980
     Net income available to common shareholders                          1,828            2,149            6,128        5,975
     Average common shares issued and outstanding (in thousands)      1,639,392        1,722,307        1,654,013    1,734,401
     ----------------------------------------------------------------------------------------------------------------------------
     Performance ratios
     Return on average assets                                              1.06 %           1.40 %           1.22 %       1.31 %
     Return on average common shareholders' equity                        15.25            18.40            17.46        17.19
     Total equity to total assets (period-end)                             6.98             7.39             6.98         7.39
     Total average equity to total average assets                          6.97             7.59             7.01         7.60
     Dividend payout ratio                                                44.83            36.02            40.38        39.20
     ----------------------------------------------------------------------------------------------------------------------------
     Per common share data
     Earnings                                                       $      1.11      $      1.25      $      3.70   $     3.45
     Diluted earnings                                                      1.10             1.23             3.66         3.37
     Cash dividends paid                                                    .50              .45             1.50         1.35
     Book value                                                           28.69            26.79            28.69        26.79
     ----------------------------------------------------------------------------------------------------------------------------
     Cash basis financial data (2)
     Earnings                                                       $     2,044      $     2,373      $     6,782   $    6,649
     Earnings per common share                                             1.25             1.38             4.10         3.83
     Diluted earnings per common share                                     1.23             1.35             4.05         3.75
     Return on average tangible assets                                     1.21 %           1.58 %           1.38 %       1.49 %
     Return on average tangible common shareholders' equity               23.78            29.48            27.28        27.87
     Ending tangible equity to tangible assets                             5.09             5.22             5.09         5.22
     ----------------------------------------------------------------------------------------------------------------------------
     Balance sheet (period-end)
     Total loans and leases                                         $   402,592      $   360,236       $  402,592   $  360,236
     Total assets                                                       671,725          620,652          671,725      620,652
     Total deposits                                                     353,988          337,011          353,988      337,011
     Long-term debt                                                      69,412           54,352           69,412       54,352
     Trust preferred securities                                           4,955            4,955            4,955        4,955
     Common shareholders' equity                                         46,785           45,811           46,785       45,811
     Total shareholders' equity                                          46,859           45,889           46,859       45,889
     ----------------------------------------------------------------------------------------------------------------------------
     Risk-based capital ratios (period-end)
     Tier 1 capital                                                        7.32 %           7.71 %           7.32 %       7.71 %
     Total capital                                                        10.80            11.39            10.80        11.39
     Leverage ratio                                                        6.06             6.59             6.06         6.59
     ----------------------------------------------------------------------------------------------------------------------------
     Market price per share of common stock
     Closing                                                        $     52.38      $     55.69      $     52.38        55.69
     High                                                                 57.63            76.38            61.00        76.38
     Low                                                                  43.63            53.25            42.31        53.25
     ============================================================================================================================

     (1)  Operating basis excludes merger and restructuring charges.
     (2) Cash basis calculations exclude goodwill and other intangible assets and their related amortization expense.

Business Segment Operations

     The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. During the first quarter of 2000, the Corporation realigned its business segments to report the results of the Corporation's operations through three business segments:
Consumer and Commercial Banking, Asset Management, and Global Corporate and Investment Banking. In the third quarter of 2000, the Corporation continued to realign its business segments to report its results of operations through four business segments, which now include Equity Investments as a reporting segment.

     The business segments summarized in Table Two are primarily managed with a focus on various performance measures including total revenue, net income, return on average equity and efficiency. These performance measures are also presented on a cash basis which excludes the impact of goodwill and other intangible assets and their related amortization expense. Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. The net interest yield of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity is allocated to each business segment based on an assessment of its inherent risk. Shareholder value added (SVA) is a new performance measure that is better aligned with the Corporation's growth strategy orientation and strengthens the Corporation's focus on generating shareholder value. SVA is defined as cash basis operating earnings less a charge for the use of capital. The capital charge is calculated by multiplying 12 percent (management's estimate of the shareholder's minimum required rate of return on capital invested) by average total common shareholders' equity (at the Corporation level) and by average allocated equity (at the business segment level).

     See Note Nine of the consolidated financial statements for additional business segment information and reconciliations to consolidated amounts. Additional information on noninterest income can be found in the "Noninterest Income" section beginning on page 41. Certain prior period amounts have been reclassified between segments and their components (presented after Table Two) to conform to the current period presentation.

    --------------------------------------------------------------------------------------------------------------------------------
    Table Two
    Business Segment Summary
    --------------------------------------------------------------------------------------------------------------------------------
    For the three months ended September 30    Consumer and                             Global Corporate and
                                            Commercial Banking      Asset Management      Investment Banking    Equity Investments
                                      ----------------------------------------------------------------------------------------------
    (Dollars in millions)                 2000         1999          2000      1999         2000         1999        2000      1999
    --------------------------------------------------------------------------------------------------------------------------------
    Net interest income               $   3,416    $   3,398   $     159     $   149    $   1,049     $    987   $  (37)    $ (23)
    Noninterest income                    1,726        2,031         396         353        1,140        1,018      383       326
    --------------------------------------------------------------------------------------------------------------------------------
      Total revenue                       5,142        5,429         555         502        2,189       2,005       346        303
    Net income                            1,180        1,303         154          91          592         543       196        154
    Cash basis earnings                   1,345        1,476         160          97          633         583       199        157
    Shareholder value added                 617          757         106          45          203         181       140        115
    Net interest yield                     4.69 %       5.17 %      2.68 %      3.03 %       1.95 %      2.20 %     n/m        n/m
    Average equity to average assets       7.61         8.26        7.29        8.35         5.65        6.34     35.60 %    37.25 %
    Return on average equity               19.4         21.7        34.5        21.1         16.5        16.2      39.7       43.9
    Return on tangible equity              27.5         31.3        39.8        25.3         19.5        19.4      41.8       47.3
    Efficiency ratio                       56.3         55.4        54.6        63.7         54.4        58.0       6.9       13.1
    Cash basis efficiency ratio            53.1         52.2        53.6        62.5         52.5        56.0       6.2       12.2
    Average:
        Total loans and leases         $265,267     $237,575     $22,634     $18,754     $114,580    $105,090    $  450      $ 306
        Total deposits                  254,980      251,288      11,438      10,561       73,550      63,697        18         28
        Total assets                    316,985      288,296      24,343      20,393      252,131     209,303     5,532      3,742
    ================================================================================================================================

    --------------------------------------------------------------------------------------------------------------------------------
    For the nine months ended September 30    Consumer and                                Global Corporate and
                                          Commercial Banking       Asset Management        Investment Banking    Equity Investments
                                       ---------------------------------------------------------------------------------------------
    (Dollars in millions)                2000        1999         2000        1999          2000         1999      2000      1999
    --------------------------------------------------------------------------------------------------------------------------------
    Net interest income                $ 10,188     $ 10,323      $ 472       $ 426      $ 3,171       $ 2,942     $ (99)    $ (65)
    Noninterest income                    5,138        5,401      1,227       1,176        3,773         3,311     1,053       585
    --------------------------------------------------------------------------------------------------------------------------------
      Total revenue                      15,326       15,724      1,699       1,602        6,944         6,253       954       520
    Net income                            3,472        3,549        472         377        1,887         1,659       533       250
    Cash basis earnings                   3,975        4,072        490         396        2,008         1,778       541       258
    Shareholder value added               1,807        1,946        331         244          769           578       379       139
    Net interest yield                     4.84 %       5.26 %     2.79 %      2.98 %       2.07 %        2.17 %    n/m       n/m
    Average equity to average assets       7.83         8.19       7.54        8.47         5.66          6.22     35.10 %   36.75 %
    Return on average equity               19.2         20.0       35.8        29.8         18.3          16.6      39.5      25.1
    Return on tangible equity              27.4         29.3       41.3        35.2         21.5          19.8      41.9      27.5
    Efficiency ratio                       56.2         57.0       54.3        57.7         54.3          55.4       8.5      18.6
    Cash basis efficiency ratio            52.9         53.6       53.2        56.5         52.6          53.5       7.7      17.1
    Average:
        Total loans and leases         $257,379     $234,817    $21,714     $18,360     $110,896      $109,394     $ 428     $ 293
        Total deposits                  254,813      251,246     11,374      11,680       70,003        65,150        13        10
        Total assets                    308,345      289,228     23,339      19,984      243,636       215,179     5,134     3,627
    ================================================================================================================================
    n/m = not meaningful
    --------------------------------------------------------------------------------------------------------------------------------

Consumer and Commercial Banking

     The Corporation's market share in the consumer and commercial businesses is significant across the fastest growing regions of the United States. The Corporation continues its strategy of focusing entirely on the customer in terms of sales and service. The results in 2000 also reflect the Corporation's continued focus on Card Services as a growth area as the consumer credit and debit card businesses experienced double-digit increases in both volume and in new accounts compared to 1999. The Corporation also experienced success in the middle market banking business by providing more investment banking services to its commercial customer base.

     Consumer and Commercial Banking provides a wide array of products and services to individuals, small businesses and middle market companies through multiple delivery channels.

-------------------------------------------------------------------------------------------------------
                                                    Consumer and Commercial Banking
                                      -----------------------------------------------------------------
                                           Three Months Ended                 Nine Months Ended
                                               September 30                      September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                  2000           1999              2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                   $3,416         $3,398           $10,188          $10,323
    Noninterest income                     1,726          2,031             5,138            5,401
    ---------------------------------------------------------------------------------------------------
       Total revenue                       5,142          5,429            15,326           15,724
    Cash basis earnings                    1,345          1,476             3,975            4,072
    Shareholder value added                  617            757             1,807            1,946
    Cash basis efficiency ratio             53.1  %        52.2  %           52.9  %          53.6 %
-------------------------------------------------------------------------------------------------------

(diamond)     Strong card income and higher service charges for the nine months ended September 30, 2000 were offset by lower mortgage servicing income and lower gains on loan sales and securitizations. Included in the 2000 results was a third quarter charge related to the deterioration of auto lease residual values of $257 million, of which $71 million impacted net interest income and $186 million impacted other income included in noninterest income.

              >> Annualized loan growth of 10 percent had a positive effect on net interest income. This strong loan growth was more than offset by spread compression.
              >> Card income grew 13 percent as a result of successful marketing campaigns in 2000 and service charges were up four percent. These increases were offset by lower mortgage servicing income reflecting an adjustment to mortgage servicing rights in the prior year and 1999 gains on loan sales and securitizations.

(diamond)     Cash basis earnings for the nine months ended September 30, 2000 rose two percent, excluding auto lease residual charges in 2000 and 1999.

              >> Noninterest expense was down four percent over the prior year due to lower personnel expense, professional fees and equipment expense.
              >> The provision for credit losses decreased primarily due to improved credit quality in the credit card portfolio.

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

----------------------------------------------------------------------------------------------------------
                                                                  Banking Regions
                                      -----------------------------------------------------------------
                                           Three Months Ended                  Nine Months Ended
                                               September 30                       September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                  2000           1999               2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                   $2,165         $2,142            $6,341           $6,358
    Noninterest income                       916            895             2,632            2,517
    ---------------------------------------------------------------------------------------------------
       Total revenue                       3,081          3,037             8,973            8,875
    Cash basis earnings                      836            782             2,275            2,175
    Shareholder value added                  497            427             1,251            1,118
    Cash basis efficiency ratio             56.2  %        60.1  %           58.6  %          61.5 %
----------------------------------------------------------------------------------------------------------

(diamond)     Total revenue for the nine months ended September 30, 2000 increased one percent primarily due to a rise in noninterest income while net interest income remained essentially unchanged.

              >> Loan growth, primarily in home equity lending, and deposit growth had a positive effect on net interest income but was offset by spread compression and 1999 loan sales.
              >> Noninterest income increased five percent primarily due to a 47 percent increase in card income driven by a substantial rise in debit card income and an increase in consumer service charges of three percent throughout all Banking Regions.

(diamond)     Cash basis earnings increased five percent for the nine months ended September 30, 2000, primarily attributable to a decrease in noninterest expense driven by merger-related savings and lower merger transition costs.


Consumer Products

     Consumer Products provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and Internet, student lending and certain insurance services. Consumer Products also provides auto loans, retail finance programs to dealerships and lease financing of new and used cars.





-------------------------------------------------------------------------------------------------------
                                                                Consumer Products
                                   -----------------------------------------------------------------
                                        Three Months Ended                Nine Months Ended
                                            September 30                     September 30
                                   -----------------------------------------------------------------
(Dollars in millions)                   2000           1999              2000              1999
----------------------------------------------------------------------------------------------------
Net interest income                     $ 752          $ 741            $2,312            $2,392
Noninterest income                        551            911             1,803             2,249
----------------------------------------------------------------------------------------------------
   Total revenue                        1,303          1,652             4,115             4,641
Cash basis earnings                       302            474             1,073             1,234
Shareholder value added                    41            234               310               534
Cash basis efficiency ratio              47.8  %        39.6  %           43.9  %           42.1 %
-------------------------------------------------------------------------------------------------------


(diamond)     Card Services experienced a nine percent increase in noninterest income as the consumer credit and debit card lines of the Card
              Services business had double-digit increases in both volume and in new accounts compared to the prior year due to successful marketing campaigns in 2000. In addition, noninterest income grew
              33 percent in the Community Development Banking Group. These increases were offset by higher auto lease residual charges, lower mortgage servicing income and gains on loan sales and securitizations in 1999.

(diamond)     A decrease in expense resulted in a two percent increase in cash basis earnings for the nine months ended September 30, 2000, excluding auto lease residual charges in 2000 and 1999.

              >> Noninterest expense decreased eight percent and was driven by expense reduction initiatives.
              >> The provision for credit losses decreased primarily due to improved credit quality in the credit card portfolio.

(diamond)     Net interest income remained essentially unchanged year-over-year as loan growth was offset by spread compression.


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

-------------------------------------------------------------------------------------------------------
                                                                 Commercial Banking
                                      -----------------------------------------------------------------
                                            Three Months Ended               Nine Months Ended
                                                September 30                   September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                   2000           1999            2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                     $499           $515            $1,535           $1,573
    Noninterest income                       259            225               703              635
    ---------------------------------------------------------------------------------------------------
       Total revenue                         758            740             2,238            2,208
    Cash basis earnings                      207            220               627              663
    Shareholder value added                   79             96               246              294
    Cash basis efficiency ratio             49.5  %        48.2  %           47.0  %          46.3 %
----------------------------------------------------------------------------------------------------------

(diamond)     Total revenue for the nine months ended September 30, 2000 increased one percent due to an eleven percent increase in noninterest income, partially offset by a two percent decrease in net interest income.

              >> The increase in noninterest income was attributable to higher middle marketing investment banking fees and higher corporate service charges.
              >> Net interest income decreased primarily due to spread compression.

(diamond)     Higher noninterest income was offset by increased provision for credit losses and noninterest expense, resulting in a five percent decline in cash basis earnings for the nine months ended September
              30, 2000.

              >> The provision for credit losses rose as a result of liquidation of businesses in the commercial finance portfolio as well as growth in the commercial banking loan portfolio.
              >> Noninterest expense increased three percent primarily due to higher expenses related to the increase in the middle market investment banking business.


Asset Management

     The Corporation's strategy to focus on and grow the asset management business is evident in the results for 2000. The 21 percent growth in assets under management since September 30, 1999 and the six percent growth in revenue for the nine months ended September 30, 2000 reveal that customers are buying more investment products from the Corporation's asset management group.

     Assets under management rose $47 billion to $275 billion at September 30, 2000 compared to September 30, 1999. The Nations Funds family of funds reached $100 billion in mutual fund assets during the third quarter of 2000, driven by increases in equity, fixed income and money market funds.

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

     On June 15, 2000, the Corporation entered into an agreement, effective January 2, 2001, to acquire the remaining 50 percent of Marsico Capital Management LLC (Marsico) for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm specializing in large capitalization growth stocks. Marsico manages almost $17 billion in assets and has experienced compounded annual revenue growth of approximately 460 percent since its inception in 1997. The Corporation expects Marsico to benefit its marketing of investment capabilities to financial intermediaries and institutional clients.

----------------------------------------------------------------------------------------------------------
                                                                  Asset Management
                                      -----------------------------------------------------------------
                                            Three Months Ended               Nine Months Ended
                                                September 30                   September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                  2000           1999            2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                     $159           $149            $  472           $  426
    Noninterest income                       396            353             1,227            1,176
    ---------------------------------------------------------------------------------------------------
       Total revenue                         555            502             1,699            1,602
    Cash basis earnings                      160             97               490              396
    Shareholder value added                  106             45               331              244
    Cash basis efficiency ratio             53.6  %        62.5  %           53.2  %          56.5 %
----------------------------------------------------------------------------------------------------------

(diamond)     Total revenue increased six percent for the nine months ended
              September 30, 2000. The increase was attributable to increases in both net interest income and noninterest income.

              >> Net interest income increased 11 percent due to strong loan growth in the commercial loan portfolio.
              >> Noninterest income increased four percent primarily due to increased investment and brokerage fees driven by new asset management business and market growth combined with productivity increases in consumer brokerage, partially offset by gains in 1999 on the disposition of certain businesses.

(diamond)     Cash basis earnings increased 24 percent for the nine months ended
              September 30, 2000 due to the increase in total revenue, partially offset by one-time business divestiture expenditures in 2000.


Global Corporate and Investment Banking

     The Corporation continues to focus on the investment banking business and continues to see success in building investment banking capabilities off of its strong corporate banking base. This success is evident in the 13 percent growth in investment banking income in 2000 and Banc of America Securities LLC's top ten league table rankings in all key product areas.

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

----------------------------------------------------------------------------------------------------------
                                                                Global Corporate and
                                                                 Investment Banking
                                      -----------------------------------------------------------------
                                            Three Months Ended               Nine Months Ended
                                               September 30                    September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                   2000           1999             2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                   $1,049         $  987            $3,171           $2,942
    Noninterest income                     1,140          1,018             3,773            3,311
    ---------------------------------------------------------------------------------------------------
       Total revenue                       2,189          2,005             6,944            6,253
    Cash basis earnings                      633            583             2,008            1,778
    Shareholder value added                  203            181               769              578
    Cash basis efficiency ratio             52.5 %         56.0 %            52.6 %           53.5 %
----------------------------------------------------------------------------------------------------------

(diamond)     For the nine months ended September 30, 2000, total revenue increased 11 percent and was led by growth in noninterest income.
              This growth was the result of the success in investment banking activities and an increase in trading account profits driven by very favorable market conditions in the first quarter of 2000.

              >> Noninterest income increased 14 percent due to continued growth in equity-related trading, equity underwriting and advisory services.
              >> Net interest income increased eight percent as a result of higher trading-related activities and an increase in the domestic commercial loan portfolio.

(diamond)     For the nine months ended September 30, 2000, cash basis earnings increased 13 percent. The increase was primarily due to the higher revenue discussed above and was partially offset by an increase in noninterest expense of nine percent resulting from higher revenue-related incentive compensation and gains on sales of other assets in the prior year.

     Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through four components: Global Credit Products, Global Capital Raising, Global Markets, and Global Treasury Services.


Global Credit Products

     Global Credit Products provides credit and lending services and includes the corporate industry-focused portfolio, real estate, leasing and project finance.

-------------------------------------------------------------------------------------------------------
                                                             Global Credit Products
                                      -----------------------------------------------------------------
                                           Three Months Ended                 Nine Months Ended
                                              September 30                      September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                  2000           1999               2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                     $599           $621            $1,858           $1,880
    Noninterest income                       160            121               448              429
    ---------------------------------------------------------------------------------------------------
       Total revenue                         759            742             2,306            2,309
    Cash basis earnings                      321            356               956            1,015
    Shareholder value added                   61            111               204              279
    Cash basis efficiency ratio             20.9  %        24.2  %           22.1  %          23.6 %
-------------------------------------------------------------------------------------------------------


(diamond)     For the nine months ended September 30, 2000, total revenue remained essentially unchanged.

              >> Noninterest income increased four percent mainly due to a rise in corporate service charges.
              >> The increase in noninterest income was offset by a decrease in net interest income due to lower interest recoveries and the reduction in the international loan portfolio offset by domestic loan growth.

(diamond)     Noninterest expense declined six percent for the nine months ended
              September 30, 2000 mainly due to merger-related savings.
              Offsetting this decrease was a rise in the provision for credit losses driven by the charge-off of a single fraud-related credit in the second quarter of 2000 and credit deterioration, resulting in a six percent decline in cash basis earnings.


Global Capital Raising

     Global Capital Raising includes the Corporation's investment banking activities. Through a separate subsidiary, Banc of America Securities LLC, Global Capital Raising underwrites and makes markets in equity securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers, traditional brokerage services to high-net-worth individuals and prime-brokerage services. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services, private placements and equity derivatives are also provided through Banc of America Securities LLC.


----------------------------------------------------------------------------------------------------------
                                                              Global Capital Raising
                                      -----------------------------------------------------------------
                                            Three Months Ended               Nine Months Ended
                                                September 30                   September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                   2000           1999            2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                     $108           $ 68            $  362           $  135
    Noninterest income                       637            435             1,927            1,393
    ---------------------------------------------------------------------------------------------------
       Total revenue                         745            503             2,289            1,528
    Cash basis earnings                      156             35               482              154
    Shareholder value added                   61            (35)              222              (38)
    Cash basis efficiency ratio             70.7  %        91.7  %           71.7  %          85.5 %
----------------------------------------------------------------------------------------------------------

(diamond)     Total revenue grew 50 percent for the nine months ended September
              30, 2000 due to the continued growth and success of the investment banking platform.

              >> Net interest income was up $227 million primarily due to higher equity-related trading activities.
              >> Noninterest income rose 38 percent driven by a substantial increase in equity-related trading account profits and higher investment banking income. The growth in investment banking income was driven by the equity platform while fixed income remained flat reflecting market conditions.

(diamond)     Cash basis earnings more than tripled with an increase of $328 million for the nine months ended September 30, 2000. These results were led by the increase in revenue partially offset by higher noninterest expense, which was driven by higher revenue-related incentive compensation.


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


----------------------------------------------------------------------------------------------------------
                                                                Global Markets
                                      -----------------------------------------------------------------
                                              Three Months Ended             Nine Months Ended
                                                 September 30                   September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                    2000           1999             2000            1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                     $189           $131              $502             $461
    Noninterest income                       154            265               825              926
    ---------------------------------------------------------------------------------------------------
       Total revenue                         343            396             1,327            1,387
    Cash basis earnings                       90             98               378              433
    Shareholder value added                   45             39               241              243
    Cash basis efficiency ratio             59.2  %        65.5  %           55.0  %          53.9 %
----------------------------------------------------------------------------------------------------------

(diamond)     Net interest income increased nine percent for the nine months ended September 30, 2000. This was offset by an 11 percent decrease in noninterest income, resulting in a four percent decrease in total revenue.

              >>  The increase in net interest income was driven by balance sheet strategies in interest rate contract trading.
              >>  Noninterest income declined due to a decrease in trading account profits and other income. The decrease in trading account profits was partially offset by the increase in net interest income while the decrease in other income was driven by a reduction in an equity investment in the prior year.

(diamond)     A decrease in noninterest expense of three percent was offset by the decrease in noninterest income noted above. This resulted in a 13 percent decline in cash basis earnings for the nine months ended September 30, 2000. The decrease in noninterest expense was a result of a decline in revenue-related incentive compensation.

Global Treasury Services

     Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and public and private companies of all sizes manage their operations and cash flows on a local, regional, national and global level.

----------------------------------------------------------------------------------------------------------
                                                             Global Treasury Services
                                      -----------------------------------------------------------------
                                            Three Months Ended              Nine Months Ended
                                               September 30                    September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                   2000           1999             2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                    $ 153          $ 167            $  449           $  466
    Noninterest income                       189            197               573              563
    ---------------------------------------------------------------------------------------------------
       Total revenue                         342            364             1,022            1,029
    Cash basis earnings                       66             94               192              176
    Shareholder value added                   36             66               102               94
    Cash basis efficiency ratio             76.2  %        60.9  %           75.6  %          72.7 %
----------------------------------------------------------------------------------------------------------


(diamond)     Noninterest income increased two percent for the nine months ended
              September 30, 2000 driven by an increase in corporate service charges. Offsetting this increase was a four percent decline in net interest income due to interest rate positions on U.S.
              deposits and narrower spreads on offshore deposits. The result was a one percent decline in revenue.

(diamond)     The increase in cash basis earnings of nine percent for the nine months ended September 30, 2000 was led by the increase in noninterest income and a lower provision expense driven by credit upgrades and declining emerging markets exposure in Trade Finance.


Equity Investments

     Equity Investments includes Principal Investing, which formerly was a component of Global Corporate and Investment Banking. Principal Investing is comprised of a diversified portfolio of companies at all stages of the business cycle, from start-up to buyout. Investments are made on both a direct and indirect basis in the U.S. and overseas. Direct investing activity focuses on playing an active role in the strategic and financial direction of the portfolio company as well as providing broad business experience and access to the Corporation's global resources. Indirect investments represent passive limited partnership stakes in funds managed by experienced third party private equity investors who act as general partners. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio in addition to other parent company investments.

-------------------------------------------------------------------------------------------------------
                                                                  Equity Investments
                                      -----------------------------------------------------------------
                                            Three Months Ended                Nine Months Ended
                                               September 30                      September 30
                                      -----------------------------------------------------------------
    (Dollars in millions)                   2000           1999              2000             1999
    ---------------------------------------------------------------------------------------------------
    Net interest income                    $ (37)         $ (23)            $ (99)           $ (65)
    Noninterest income                       383            326             1,053              585
    ---------------------------------------------------------------------------------------------------
       Total revenue                         346            303               954              520
    Cash basis earnings                      199            157               541              258
    Shareholder value added                  140            115               379              139
    Cash basis efficiency ratio              6.2  %        12.2  %            7.7  %          17.1 %
----------------------------------------------------------------------------------------------------------


(diamond)     For the nine months ended September 30, 2000, both revenue and cash basis earnings were up substantially. Total revenue growth was 83 percent and cash basis earnings increased 110 percent.

              >> Equity investment gains increased $478 million to $1.0 billion and included principal investing gains of $808 million and gains in the strategic technology and alliances area of $231 million.

Results of Operations

Net Interest Income

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the most recent five quarters and for the nine months ended September 30, 2000 and 1999 is presented in Tables Three and Four, respectively.

     As reported, net interest income on a taxable-equivalent basis was $4.7 billion for the three months ended September 30, 2000, an increase of $69 million compared to the same period in 1999. For the nine months ended September 30, 2000 and 1999, net interest income on a taxable-equivalent basis was $14.0 billion and $13.9 billion, respectively. Management also reviews "core net interest income" which adjusts reported net interest income for the impact of trading-related activities, securitizations, asset sales and divestitures. For purposes of internal analysis, management combines trading-related net interest income with trading account profits, as discussed in the "Noninterest Income" section on page 41, as trading strategies are typically evaluated on total revenue. The determination of core net interest income also requires adjustment for the impact of securitizations (primarily home equity and credit card), asset sales (primarily residential and commercial real estate loans) and divestitures. Net interest income associated with assets that have been securitized is predominantly offset in noninterest income, as the Corporation takes on the role of servicer and records servicing income and gains on securitizations, where appropriate.

     The table below provides a reconciliation between net interest income on a taxable-equivalent basis presented in Tables Three and Four and core net interest income for the three months and nine months ended September 30, 2000 and 1999, respectively.

   ---------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                        Nine Months Ended
                                                            September 30                            September 30
                                                      -------------------------- Increase/   -------------------------    Increase/
   (Dollars in millions)                                2000           1999      (Decrease)      2000          1999      (Decrease)
   ---------------------------------------------------------------------------------------------------------------------------------
   Net interest income
   As reported (1)                                   $   4,672      $  4,603      1.50 %     $  13,976        $ 13,911       0.47 %
   Less: Trading-related net interest income              (252)         (161)                     (735)           (476)
   Add: Impact of securitizations, asset sales
             and divestitures                              133            38                       565             133
   ---------------------------------------------------------------------------------------------------------------------------------
    Core net interest income                         $   4,553      $  4,480      1.63 %     $  13,806        $ 13,568       1.75 %
   ---------------------------------------------------------------------------------------------------------------------------------

   Average earning assets
   As reported                                       $ 597,248      $528,564     12.99 %     $ 581,029        $527,450      10.16 %
   Less: Trading-related earning assets               (124,538)      (82,082)                 (118,199)        (81,304)
   Add: Earning assets securitized, sold
             and divested                               14,162         4,213                    19,334           4,562
   ---------------------------------------------------------------------------------------------------------------------------------
    Core average earning assets                      $ 486,872      $450,695      8.03 %     $ 482,164        $450,708       6.98 %
   ---------------------------------------------------------------------------------------------------------------------------------

   Net interest yield on earning assets (1,2)
   As reported                                            3.12 %        3.46 %     (34)bp         3.21 %          3.52 %      (31)bp
   Add: Impact of trading-related activities              0.61          0.48        13            0.61            0.50         11
        Impact of securitizations, asset sales
             and divestitures                             0.01             -         1            0.02               -          2
   ---------------------------------------------------------------------------------------------------------------------------------
    Core net interest yield on earning assets             3.74 %        3.94 %     (20)bp         3.84 %          4.02 %      (18)bp
   =================================================================================================================================

   (1) Net interest income is presented on a taxable-equivalent basis.
   (2) bp denotes basis points; 100 bp equals 1%.

    Core net interest income on a taxable-equivalent basis was $4.6 billion and $13.8 billion for the three months and nine months ended September 30, 2000, respectively, an increase of $73 million and $238 million over the corresponding periods in 1999. For both periods, managed loan growth, particularly in consumer products, and higher levels of core deposits and equity were partially offset by spread compression, the cost of share repurchases and deterioration in auto lease residual values.

    Core average earning assets were $486.9 billion and $482.2 billion for the three months and nine months ended September 30, 2000, respectively, an increase of $36.2 billion and $31.5 billion over the same periods in 1999, primarily reflecting managed loan growth of 13 percent and 11 percent, respectively. Managed consumer loans increased 17 percent for both the three months and nine months ended September 30, 2000, led by growth in residential mortgages, consumer finance loans and home equity lines. Loan growth is dependent on economic conditions, as well as various discretionary factors such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentrations.

    The core net interest yield decreased 20 basis points to 3.74 percent and 18 basis points to 3.84 percent for the three months and nine months ended September 30, 2000, respectively, mainly due to spread compression, the cost of share repurchases and deterioration in auto lease residual values.

Provision for Credit Losses

     The provision for credit losses totaled $435 million and $1.3 billion for the three months and nine months ended September 30, 2000, respectively, compared to $450 million and $1.5 billion for the comparable 1999 periods. The decrease in the provision for credit losses was primarily due to a reduction in the inherent risk and size of the Corporation's emerging markets portfolio and a change in the composition of the loan portfolio from commercial and consumer foreign to more consumer loans secured by residential real estate. Total net charge-offs were $435 million and $1.3 billion for the three months and nine months ended September 30, 2000, respectively, compared to $460 million and $1.5 billion for the comparable 1999 periods. The decrease in net charge-offs was driven primarily by lower losses on bankcard loans. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories see the "Credit Risk Management and Credit Portfolio Review" section beginning on page 48.

Gains on Sales of Securities

     Gains on sales of securities were $11 million and $23 million for the three months and nine months ended September 30, 2000, respectively, compared to $44 million and $226 million in the respective periods of 1999. Securities gains were lower in 2000 as a result of continued unfavorable market conditions for certain debt securities.

    Table Three
    Quarterly Average Balances and Interest Rates - Taxable-Equivalent Basis
    -----------------------------------------------------------------------------------------------------------------------
                                                                                     Third Quarter 2000
                                                                -----------------------------------------------------------
                                                                                    Interest
                                                                     Average         Income/       Yield/       Average
    (Dollars in millions)                                            Balance         Expense        Rate        Balance
    ----------------------------------------------------------------------------------------------------------------------
    Earning assets
    Time deposits placed and other short-term investments                $  4,700      $   83        6.97 %     $  4,578
    Federal funds sold and securities purchased under
          agreements to resell                                             40,763         633        6.20         43,983
    Trading account assets                                                 53,793         749        5.55         48,874
    Securities:
      Available-for-sale (1)                                               82,333       1,254        6.08         84,054
      Held-to-maturity                                                      1,395          30        8.59          1,406
    ----------------------------------------------------------------------------------------------------------------------
           Total securities                                                83,728       1,284        6.12         85,460
    ----------------------------------------------------------------------------------------------------------------------
    Loans and leases (2):
        Commercial - domestic                                             151,903       3,173        8.31        148,034
        Commercial - foreign                                               29,845         555        7.39         29,068
        Commercial real estate  - domestic                                 26,113         597        9.09         25,497
        Commercial real estate - foreign                                      235           5        8.30            376
    ----------------------------------------------------------------------------------------------------------------------
           Total commercial                                               208,096       4,330        8.28        202,975
    ----------------------------------------------------------------------------------------------------------------------
        Residential mortgage                                               94,380       1,759        7.45         91,825
        Home equity lines                                                  20,185         466        9.18         19,067
        Direct/Indirect consumer                                           41,905         848        8.06         41,757
        Consumer finance                                                   25,049         559        8.93         24,123
        Bankcard                                                           10,958         344       12.49          9,429
        Foreign consumer                                                    2,190          48        8.79          2,228
    ----------------------------------------------------------------------------------------------------------------------
           Total consumer                                                 194,667       4,024        8.25        188,429
    ----------------------------------------------------------------------------------------------------------------------
                Total loans and leases                                    402,763       8,354        8.26        391,404
    ----------------------------------------------------------------------------------------------------------------------
    Other earning assets                                                   11,501         241        8.39          8,191
    ----------------------------------------------------------------------------------------------------------------------
           Total earning assets (3)                                       597,248      11,344        7.57        582,490
    ----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                              24,191                                 25,605
    Other assets, less allowance for credit losses                         63,578                                 64,493
    ----------------------------------------------------------------------------------------------------------------------
           Total assets                                                  $685,017                               $672,588
    ----------------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities
    Domestic interest-bearing deposits:
       Savings                                                           $ 23,195          78        1.33       $ 23,936
       NOW and money market deposit accounts                               99,710         740        2.96        100,186
       Consumer CDs and IRAs                                               77,864       1,083        5.53         77,384
       Negotiated CDs, public funds and other time deposits                 8,598         140        6.46          7,361
    ----------------------------------------------------------------------------------------------------------------------
           Total domestic interest-bearing deposits                       209,367       2,041        3.88        208,867
    ----------------------------------------------------------------------------------------------------------------------
    Foreign interest-bearing deposits (4):
       Banks located in foreign countries                                  18,845         286        6.03         15,823
       Governments and official institutions                               11,182         177        6.30          9,885
       Time, savings and other                                             25,972         364        5.58         27,697
    ----------------------------------------------------------------------------------------------------------------------
           Total foreign interest-bearing deposits                         55,999         827        5.87         53,405
    ----------------------------------------------------------------------------------------------------------------------
                Total interest-bearing deposits                           265,366       2,868        4.30        262,272
    ----------------------------------------------------------------------------------------------------------------------
    Federal funds purchased, securities sold under agreements
          to repurchase and other short-term borrowings                   136,007       2,223        6.51        135,817
    Trading account liabilities                                            24,233         237        3.88         20,532
    Long-term debt (5)                                                     74,022       1,344        7.26         69,779
    ----------------------------------------------------------------------------------------------------------------------
           Total interest-bearing liabilities (6)                         499,628       6,672        5.32        488,400
    ----------------------------------------------------------------------------------------------------------------------
    Noninterest-bearing sources:
       Noninterest-bearing deposits                                        91,368                                 91,154
       Other liabilities                                                   46,286                                 45,922
       Shareholders' equity                                                47,735                                 47,112
    ----------------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                    $685,017                               $672,588
    ----------------------------------------------------------------------------------------------------------------------
    Net interest spread                                                                              2.25
    Impact of noninterest-bearing sources                                                             .87
    ----------------------------------------------------------------------------------------------------------------------
           Net interest income/yield on earning assets                                 $4,672        3.12 %
    ----------------------------------------------------------------------------------------------------------------------

                                                                --------------------------------------------------------------------
                                                                       Second Quarter 2000                       First Quarter 2000
                                                                --------------------------------------------------------------------
                                                                       Interest                                  Interest
                                                                        Income/     Yield/           Average      Income/    Yield/
    (Dollars in millions)                                               Expense      Rate            Balance      Expense     Rate
    --------------------------------------------------------------------------------------------------------------------------------
    Earning assets
    Time deposits placed and other short-term investments                $   79      7.02 %            $ 4,504       $ 75     6.65 %
    Federal funds sold and securities purchased under
          agreements to resell                                              595      5.43               45,459        575     5.07
    Trading account assets                                                  702      5.77               39,733        542     5.47
    Securities:
      Available-for-sale (1)                                              1,270      6.05               86,878      1,332     6.15
       Held-to-maturity                                                      27      7.68                1,333         24     7.19
    --------------------------------------------------------------------------------------------------------------------------------
           Total securities                                               1,297      6.08               88,211      1,356     6.16
    --------------------------------------------------------------------------------------------------------------------------------
    Loans and leases (2):
        Commercial - domestic                                             3,023      8.21              145,362      2,824     7.81
        Commercial - foreign                                                515      7.12               27,927        486     6.99
        Commercial real estate  - domestic                                  563      8.88               24,664        517     8.43
        Commercial real estate - foreign                                      8      9.15                  344          8     9.29
    --------------------------------------------------------------------------------------------------------------------------------
           Total commercial                                               4,109      8.14              198,297      3,835     7.78
    --------------------------------------------------------------------------------------------------------------------------------
        Residential mortgage                                              1,696      7.40               85,427      1,566     7.34
        Home equity lines                                                   422      8.91               17,573        377     8.62
        Direct/Indirect consumer                                            867      8.36               41,858        887     8.52
        Consumer finance                                                    545      9.03               22,798        486     8.53
        Bankcard                                                            279     11.87                8,404        234    11.22
        Foreign consumer                                                     48      8.81                2,227         50     9.00
    --------------------------------------------------------------------------------------------------------------------------------
           Total consumer                                                 3,857      8.21              178,287      3,600     8.10
    --------------------------------------------------------------------------------------------------------------------------------
                Total loans and leases                                    7,966      8.17              376,584      7,435     7.93
    --------------------------------------------------------------------------------------------------------------------------------
    Other earning assets                                                    176      8.53                8,679        174     8.11
    --------------------------------------------------------------------------------------------------------------------------------
           Total earning assets (3)                                      10,815      7.45              563,170     10,157     7.24
    --------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                                           25,830
    Other assets, less allowance for credit losses                                                      62,019
    --------------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                               $651,019
    --------------------------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities
    Domestic interest-bearing deposits:
       Savings                                                               78      1.32              $24,237         78     1.29
       NOW and money market deposit accounts                                734      2.94               98,424        679     2.78
       Consumer CDs and IRAs                                              1,034      5.38               76,074        983     5.20
       Negotiated CDs, public funds and other time deposits                 111      6.09                6,966        103     5.93
    --------------------------------------------------------------------------------------------------------------------------------
           Total domestic interest-bearing deposits                       1,957      3.77              205,701      1,843     3.60
    --------------------------------------------------------------------------------------------------------------------------------
    Foreign interest-bearing deposits (4):
       Banks located in foreign countries                                   232      5.92               14,180        188     5.33
       Governments and official institutions                                151      6.12                8,745        124     5.72
       Time, savings and other                                              380      5.51               26,382        340     5.17
    --------------------------------------------------------------------------------------------------------------------------------
           Total foreign interest-bearing deposits                          763      5.74               49,307        652     5.31
    --------------------------------------------------------------------------------------------------------------------------------
                Total interest-bearing deposits                           2,720      4.17              255,008      2,495     3.93
    --------------------------------------------------------------------------------------------------------------------------------
    Federal funds purchased, securities sold under agreements
          to repurchase and other short-term borrowings                   1,990      5.89              131,517      1,802     5.51
    Trading account liabilities                                             189      3.70               23,013        181     3.16
    Long-term debt (5)                                                    1,207      6.92               64,256      1,084     6.75
    --------------------------------------------------------------------------------------------------------------------------------
           Total interest-bearing liabilities (6)                         6,106      5.02              473,794      5,562     4.72
    --------------------------------------------------------------------------------------------------------------------------------
    Noninterest-bearing sources:
       Noninterest-bearing deposits                                                                     90,366
       Other liabilities                                                                                40,829
       Shareholders' equity                                                                             46,030
    --------------------------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                                                 $651,019
    --------------------------------------------------------------------------------------------------------------------------------
    Net interest spread                                                              2.43                                     2.52
    Impact of noninterest-bearing sources                                             .81                                      .75
    --------------------------------------------------------------------------------------------------------------------------------
           Net interest income/yield on earning assets                   $4,709      3.24 %                        $4,595     3.27 %
    --------------------------------------------------------------------------------------------------------------------------------
                                                                --------------------------------------------------------------
                                                                                        Fourth Quarter 1999
                                                                --------------------------------------------------------------
                                                                                       Interest
                                                                            Average      Income/     Yield/        Average
    (Dollars in millions)                                                   Balance      Expense      Rate         Balance
    --------------------------------------------------------------------------------------------------------------------------
    Earning assets
    Time deposits placed and other short-term investments                    $ 4,512        $ 73      6.33 %         $ 5,018
    Federal funds sold and securities purchased under
          agreements to resell                                                39,700         458      4.60            33,074
    Trading account assets                                                    38,453         544      5.63            37,453
    Securities:
      Available-for-sale (1)                                                  85,009       1,301      6.10            78,779
       Held-to-maturity                                                        1,433          25      7.25             1,482
    --------------------------------------------------------------------------------------------------------------------------
           Total securities                                                   86,442       1,326      6.12            80,261
    --------------------------------------------------------------------------------------------------------------------------
    Loans and leases (2):
        Commercial - domestic                                                140,674       2,707      7.64           136,149
        Commercial - foreign                                                  27,430         453      6.56            28,348
        Commercial real estate  - domestic                                    24,345         506      8.23            25,056
        Commercial real estate - foreign                                         306           6      8.96               295
    --------------------------------------------------------------------------------------------------------------------------
           Total commercial                                                  192,755       3,672      7.56           189,848
    --------------------------------------------------------------------------------------------------------------------------
        Residential mortgage                                                  79,783       1,450      7.26            80,015
        Home equity lines                                                     16,882         345      8.12            16,316
        Direct/Indirect consumer                                              42,442         888      8.30            42,740
        Consumer finance                                                      21,340         440      8.18            19,923
        Bankcard                                                               8,578         245     11.32             8,923
        Foreign consumer                                                       2,430          54      8.77             3,635
    --------------------------------------------------------------------------------------------------------------------------
           Total consumer                                                    171,455       3,422      7.94           171,552
    --------------------------------------------------------------------------------------------------------------------------
                Total loans and leases                                       364,210       7,094      7.74           361,400
    --------------------------------------------------------------------------------------------------------------------------
    Other earning assets                                                      10,247         193      7.51            11,358
    --------------------------------------------------------------------------------------------------------------------------
           Total earning assets (3)                                          543,564       9,688      7.09           528,564
    --------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                 25,467                                  25,905
    Other assets, less allowance for credit losses                            61,712                                  56,979
    --------------------------------------------------------------------------------------------------------------------------
           Total assets                                                     $630,743                                $611,448
    --------------------------------------------------------------------------------------------------------------------------
    Interest-bearing liabilities
    Domestic interest-bearing deposits:
       Savings                                                               $25,082          80      1.27           $26,037
       NOW and money market deposit accounts                                  97,481         639      2.60            96,402
       Consumer CDs and IRAs                                                  74,653         932      4.95            73,429
       Negotiated CDs, public funds and other time deposits                    6,825          98      5.73             6,609
    --------------------------------------------------------------------------------------------------------------------------
           Total domestic interest-bearing deposits                          204,041       1,749      3.40           202,477
    --------------------------------------------------------------------------------------------------------------------------
    Foreign interest-bearing deposits (4):
       Banks located in foreign countries                                     14,305         178      4.93            13,668
       Governments and official institutions                                   7,121          99      5.53             7,185
       Time, savings and other                                                24,993         298      4.72            25,500
    --------------------------------------------------------------------------------------------------------------------------
           Total foreign interest-bearing deposits                            46,419         575      4.91            46,353
    --------------------------------------------------------------------------------------------------------------------------
                Total interest-bearing deposits                              250,460       2,324      3.68           248,830
    --------------------------------------------------------------------------------------------------------------------------
    Federal funds purchased, securities sold under agreements
          to repurchase and other short-term borrowings                      120,858       1,638      5.38           114,934
    Trading account liabilities                                               19,223         190      3.92            15,677
    Long-term debt (5)                                                        59,972         995      6.63            59,283
    --------------------------------------------------------------------------------------------------------------------------
           Total interest-bearing liabilities (6)                            450,513       5,147      4.54           438,724
    --------------------------------------------------------------------------------------------------------------------------
    Noninterest-bearing sources:
       Noninterest-bearing deposits                                           91,453                                  88,168
       Other liabilities                                                      41,985                                  38,117
       Shareholders' equity                                                   46,792                                  46,439
    --------------------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                       $630,743                                $611,448
    --------------------------------------------------------------------------------------------------------------------------
    Net interest spread                                                                               2.55
    Impact of noninterest-bearing sources                                                              .77
    --------------------------------------------------------------------------------------------------------------------------
           Net interest income/yield on earning assets                                    $4,541      3.32 %
    --------------------------------------------------------------------------------------------------------------------------


                                                                ---------------------------------
                                                                        Third Quarter 1999
                                                                ---------------------------------
                                                                       Interest
                                                                        Income/       Yield/
    (Dollars in millions)                                               Expense        Rate
    ------------------------------------------------------------------------------------------
    Earning assets
    Time deposits placed and other short-term investments                  $ 69       5.50 %
    Federal funds sold and securities purchased under
          agreements to resell                                              440       5.30
    Trading account assets                                                  483       5.14
    Securities:
      Available-for-sale (1)                                              1,208       6.12
      Held-to-maturity                                                       26       7.02
    ------------------------------------------------------------------------------------------
           Total securities                                               1,234       6.13
    ------------------------------------------------------------------------------------------
    Loans and leases (2):
        Commercial - domestic                                             2,488       7.25
        Commercial - foreign                                                494       6.93
        Commercial real estate  - domestic                                  517       8.19
        Commercial real estate - foreign                                      7       8.80
    ------------------------------------------------------------------------------------------
           Total commercial                                               3,506       7.33
    ------------------------------------------------------------------------------------------
        Residential mortgage                                              1,431       7.14
        Home equity lines                                                   321       7.79
        Direct/Indirect consumer                                            875       8.13
        Consumer finance                                                    433       8.62
        Bankcard                                                            256      11.38
        Foreign consumer                                                     86       9.36
    ------------------------------------------------------------------------------------------
           Total consumer                                                 3,402       7.89
    ------------------------------------------------------------------------------------------
                Total loans and leases                                    6,908       7.59
    ------------------------------------------------------------------------------------------
    Other earning assets                                                    213       7.40
    ------------------------------------------------------------------------------------------
           Total earning assets (3)                                       9,347       7.03
    ------------------------------------------------------------------------------------------
    Cash and cash equivalents
    Other assets, less allowance for credit losses
    ------------------------------------------------------------------------------------------
           Total assets
    ------------------------------------------------------------------------------------------
    Interest-bearing liabilities
    Domestic interest-bearing deposits:
       Savings                                                               82       1.25
       NOW and money market deposit accounts                                579       2.38
       Consumer CDs and IRAs                                                898       4.85
       Negotiated CDs, public funds and other time deposits                  94       5.66
    ------------------------------------------------------------------------------------------
           Total domestic interest-bearing deposits                       1,653       3.24
    ------------------------------------------------------------------------------------------
    Foreign interest-bearing deposits (4):
       Banks located in foreign countries                                   160       4.65
       Governments and official institutions                                 90       4.99
       Time, savings and other                                              295       4.57
    ------------------------------------------------------------------------------------------
           Total foreign interest-bearing deposits                          545       4.66
    ------------------------------------------------------------------------------------------
                Total interest-bearing deposits                           2,198       3.50
    ------------------------------------------------------------------------------------------
    Federal funds purchased, securities sold under agreements
          to repurchase and other short-term borrowings                   1,437       4.96
    Trading account liabilities                                             189       4.78
    Long-term debt (5)                                                      920       6.21
    ------------------------------------------------------------------------------------------
           Total interest-bearing liabilities (6)                         4,744       4.30
    ------------------------------------------------------------------------------------------
    Noninterest-bearing sources:
       Noninterest-bearing deposits
       Other liabilities
       Shareholders' equity
    ------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity
    ------------------------------------------------------------------------------------------
    Net interest spread                                                               2.73
    Impact of noninterest-bearing sources                                              .73
    ------------------------------------------------------------------------------------------
           Net interest income/yield on earning assets                   $4,603       3.46 %
    ------------------------------------------------------------------------------------------

    (1) The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.
    (2) Nonperforming loans are included in the average loan balances. Income on such nonperforming loans is recognized on a cash basis.
    (3) Interest income includes taxable-equivalent basis adjustments of $79, $78 and $71 in the third, second and first quarters of 2000 and $66 and $53 in the fourth and third quarters of 1999, respectiely. Interest income also includes the impact of risk management interest rate contracts, which (decreased) increased interest income on the underlying assets $(13), $(11) and $7 in the third, second and first quarters of 2000 and $57 and $103 in the fourth and third quarters of 1999, respectively.
    (4) Primarily consists of time deposits in denominations of $100,000 or more.
    (5)   Long-term debt includes trust preferred securities.
    (6) Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $(16), $(5) and $(8) for the third, second and first quarters of 2000 and $(2) and $6 in the fourth and third quarters of 1999, respectively.

     ----------------------------------------------------------------------------------------------------------------------------
     Table Four
     Nine-Month Average Balances and Interest Rates - Taxable-Equivalent Basis
     ----------------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended September 30
                                                                 ----------------------------------------------------------------
                                                                                      2000
                                                                 ----------------------------------------------------------------
                                                                                      Interest
                                                                      Average          Income/       Yield/         Average
     (Dollars in millions)                                            Balance          Expense        Rate          Balance
     ----------------------------------------------------------------------------------------------------------------------------
     Earning assets
     Time deposits placed and other short-term investments             $  4,594         $   237        6.88 %       $  5,523
     Federal funds sold and securities purchased
          under agreements to resell                                     43,392           1,803        5.54           29,742
     Trading account assets                                              47,490           1,993        5.60           39,459
     Securities:
       Available-for-sale (1)                                            84,414           3,856        6.09           76,377
       Held-to-maturity                                                   1,378              81        7.83            1,621
     ----------------------------------------------------------------------------------------------------------------------------
            Total securities                                             85,792           3,937        6.12           77,998
     ----------------------------------------------------------------------------------------------------------------------------
     Loans and leases (2):
        Commercial - domestic                                           148,446           9,020        8.12          137,551
        Commercial - foreign                                             28,950           1,555        7.17           30,030
        Commercial  real estate - domestic                               25,427           1,677        8.81           25,934
        Commercial  real estate - foreign                                   318              21        8.99              290
     ----------------------------------------------------------------------------------------------------------------------------
            Total commercial                                            203,141          12,273        8.07          193,805
     ----------------------------------------------------------------------------------------------------------------------------
        Residential mortgage                                             90,558           5,021        7.40           78,667
        Home equity lines                                                18,946           1,265        8.92           15,906
        Direct/Indirect consumer                                         41,840           2,602        8.31           42,216
        Consumer finance                                                 23,994           1,590        8.84           17,880
        Bankcard                                                          9,602             857       11.92           10,183
        Foreign consumer                                                  2,215             147        8.86            3,645
     ----------------------------------------------------------------------------------------------------------------------------
            Total consumer                                              187,155          11,482        8.19          168,497
     ----------------------------------------------------------------------------------------------------------------------------
                 Total loans and leases                                 390,296          23,755        8.13          362,302
     ----------------------------------------------------------------------------------------------------------------------------
     Other earning assets                                                 9,465             591        8.34           12,426
     ----------------------------------------------------------------------------------------------------------------------------
            Total earning assets (3)                                    581,029          32,316        7.42          527,450
     ----------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                           25,205                                       25,867
     Other assets, less allowance for credit losses                      63,364                                       58,835
     ----------------------------------------------------------------------------------------------------------------------------
            Total assets                                               $669,598                                     $612,152
     ============================================================================================================================
     Interest-bearing liabilities
     Domestic interest-bearing deposits:
        Savings                                                        $ 23,787             234        1.31         $ 23,174
        NOW and money market deposit accounts                            99,442           2,153        2.89           99,041
        Consumer CDs and IRAs                                            77,110           3,100        5.37           73,794
        Negotiated CDs, public funds and other time deposits              7,645             354        6.18            6,586
     ----------------------------------------------------------------------------------------------------------------------------
            Total domestic interest-bearing deposits                    207,984           5,841        3.75          202,595
     ----------------------------------------------------------------------------------------------------------------------------
     Foreign interest-bearing deposits (4):
        Banks located in foreign countries                               16,292             706        5.79           16,973
        Governments and official institutions                             9,942             452        6.07            8,141
        Time, savings and other                                          26,681           1,084        5.42           26,274
     ----------------------------------------------------------------------------------------------------------------------------
            Total foreign interest-bearing deposits                      52,915           2,242        5.66           51,388
     ----------------------------------------------------------------------------------------------------------------------------
                 Total interest-bearing deposits                        260,899           8,083        4.14          253,983
     ----------------------------------------------------------------------------------------------------------------------------
     Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings                  134,451           6,015        5.98          114,562
     Trading account liabilities                                         22,599             607        3.59           14,189
     Long-term debt (5)                                                  69,370           3,635        6.99           56,766
     ----------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing liabilities (6)                      487,319          18,340        5.03          439,500
     ----------------------------------------------------------------------------------------------------------------------------
     Noninterest-bearing sources:
        Noninterest-bearing deposits                                     90,964                                       87,710
        Other liabilities                                                44,353                                       38,405
        Shareholders' equity                                             46,962                                       46,537
     ----------------------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                 $669,598                                     $612,152
     ============================================================================================================================
     Net interest spread                                                                               2.39
     Impact of noninterest-bearing sources                                                              .82
     ----------------------------------------------------------------------------------------------------------------------------
            Net interest income/yield on earning assets                                 $13,976        3.21 %
     ============================================================================================================================

     ----------------------------------------------------------------------------------------

                                                                 ----------------------------
                                                                         1999
                                                                 ----------------------------
                                                                        Interest
                                                                         Income/      Yield/
     (Dollars in millions)                                               Expense       Rate
     ----------------------------------------------------------------------------------------
     Earning assets
     Time deposits placed and other short-term investments            $   222        5.39 %
     Federal funds sold and securities purchased
          under agreements to resell                                    1,208        5.43
     Trading account assets                                             1,558        5.27
     Securities:
       Available-for-sale (1)                                           3,508        6.13
       Held-to-maturity                                                    87        7.13
     ----------------------------------------------------------------------------------------
            Total securities                                            3,595        6.15
     ----------------------------------------------------------------------------------------
     Loans and leases (2):
        Commercial - domestic                                           7,405        7.20
        Commercial - foreign                                            1,444        6.43
        Commercial  real estate - domestic                              1,609        8.30
        Commercial  real estate - foreign                                  19        8.69
     -------------------------------------------------------------------------------------
            Total commercial                                           10,477        7.23
     ----------------------------------------------------------------------------------------
        Residential mortgage                                            4,217        7.15
        Home equity lines                                                 923        7.75
        Direct/Indirect consumer                                        2,581        8.17
        Consumer finance                                                1,230        9.20
        Bankcard                                                          889       11.67
        Foreign consumer                                                  262        9.60
     ----------------------------------------------------------------------------------------
            Total consumer                                             10,102        8.01
     ----------------------------------------------------------------------------------------
                 Total loans and leases                                20,579        7.59
     ----------------------------------------------------------------------------------------
     Other earning assets                                                 688        7.38
     ----------------------------------------------------------------------------------------
            Total earning assets (3)                                   27,850        7.05
     ----------------------------------------------------------------------------------------
     Cash and cash equivalents
     Other assets, less allowance for credit losses
     ----------------------------------------------------------------------------------------
            Total assets
     ========================================================================================
     Interest-bearing liabilities
     Domestic interest-bearing deposits:
        Savings                                                           220        1.27
        NOW and money market deposit accounts                           1,735        2.34
        Consumer CDs and IRAs                                           2,602        4.71
        Negotiated CDs, public funds and other time deposits              263        5.33
     ----------------------------------------------------------------------------------------
            Total domestic interest-bearing deposits                    4,820        3.18
     ----------------------------------------------------------------------------------------
     Foreign interest-bearing deposits (4):
        Banks located in foreign countries                                624        4.91
        Governments and official institutions                             301        4.94
        Time, savings and other                                           933        4.71
     ----------------------------------------------------------------------------------------
            Total foreign interest-bearing deposits                     1,858        4.83
     ----------------------------------------------------------------------------------------
                 Total interest-bearing deposits                        6,678        3.52
     ----------------------------------------------------------------------------------------
     Federal funds purchased, securities sold under agreements
         to repurchase and other short-term borrowings                  4,188        4.89
     Trading account liabilities                                          468        4.41
     Long-term debt (5)                                                 2,605        6.12
     ----------------------------------------------------------------------------------------
            Total interest-bearing liabilities (6)                     13,939        4.24
     ----------------------------------------------------------------------------------------
     Noninterest-bearing sources:
        Noninterest-bearing deposits
        Other liabilities
        Shareholders' equity
     ----------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity
     ========================================================================================
     Net interest spread                                                             2.81
     Impact of noninterest-bearing sources                                            .71
     ----------------------------------------------------------------------------------------
            Net interest income/yield on earning assets               $13,911        3.52 %
     ========================================================================================

    (1) The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.
    (2) Nonperforming loans are included in the average loan balances. Income on such nonperforming loans is recognized on a cash basis.
    (3) Interest income includes taxable-equivalent basis adjustments of $228 and $149 for the nine months ended September 30, 2000 and 1999, respectively. Interest income also includes the impact of risk management interest rate contracts, which (decreased) increased interest income on the underlying assets $(17) and $249 for the nine months ended September 30, 2000 and 1999, respectively.
    (4) Primarily consists of time deposits in denominations of $100,000 or more.
    (5)   Long-term debt includes trust preferred securities.
    (6) Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $(29) and $118 for the nine months ended September 30, 2000 and 1999, respectively.

Noninterest Income

     As presented in Table Five, noninterest income decreased $83 million and increased $718 million to $3.6 billion and $11.2 billion for the three months and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. The decrease in noninterest income for the three months ended September 30, 2000 primarily reflects declines in other income and mortgage servicing income partially offset by increases in equity investment gains, trading account profits and investment and brokerage services. The increase in noninterest income for the nine months ended September 30, 2000 reflects increases in equity investment gains, trading account profits, card income, service charges, investment and brokerage services and investment banking income. These increases were partially offset by declines in other income and mortgage servicing income.




   Table Five
   Noninterest Income
   -----------------------------------------------------------------------------------------------------------------------------
                                                           Three Months             Increase/              Nine Months
                                                        Ended September 30         (Decrease)           Ended September 30
                                                    ----------------------------------------------------------------------------
   (Dollars in millions)                                 2000         1999       Amount     Percent       2000        1999
   -----------------------------------------------------------------------------------------------------------------------------
   Consumer service charges                             $ 684         $ 644        $40       6.2 %       $1,948       $1,881
   Corporate service charges                              489           480          9       1.9          1,457        1,372
   -----------------------------------------------------------------------------------------------------------------------------
      Total service charges                             1,173         1,124         49       4.4          3,405        3,253
   -----------------------------------------------------------------------------------------------------------------------------
   Consumer investment and brokerage services             357           355          2        .6          1,108        1,000
   Corporate investment and brokerage services            114            63         51      81.0            340          311
   -----------------------------------------------------------------------------------------------------------------------------
      Total investment and brokerage services             471           418         53      12.7          1,448        1,311
   -----------------------------------------------------------------------------------------------------------------------------
   Mortgage servicing income                              144           206        (62)    (30.1)           408          463
   Investment banking income                              376           363         13       3.6          1,146        1,017
   Equity investment gains                                422           339         83      24.5          1,119          628
   Card income                                            594           557         37       6.6          1,634        1,448
   Trading account profits                                372           313         59      18.8          1,567        1,208
   Other income                                            93           408       (315)    (77.2)           464        1,145
   -----------------------------------------------------------------------------------------------------------------------------
        Total                                          $3,645        $3,728       $(83)     (2.2)%      $11,191      $10,473
   -----------------------------------------------------------------------------------------------------------------------------


   ------------------------------------------------------------------------
                                                           Increase/
                                                           (Decrease)
                                                    -----------------------
   (Dollars in millions)                                Amount   Percent
   ------------------------------------------------------------------------
   Consumer service charges                              $67       3.6 %
   Corporate service charges                              85       6.2
   ------------------------------------------------------------------------
      Total service charges                              152       4.7
   ------------------------------------------------------------------------
   Consumer investment and brokerage services            108      10.8
   Corporate investment and brokerage services            29       9.3
   ------------------------------------------------------------------------
      Total investment and brokerage services            137      10.5
   ------------------------------------------------------------------------
   Mortgage servicing income                             (55)    (11.9)
   Investment banking income                             129      12.7
   Equity investment gains                               491      78.2
   Card income                                           186      12.8
   Trading account profits                               359      29.7
   Other income                                         (681)    (59.5)
   ------------------------------------------------------------------------
        Total                                          $ 718       6.9 %
   ------------------------------------------------------------------------

     The following section discusses the noninterest income results of the Corporation's four business segments, as well as other income for the total Corporation. For additional business segment information, see "Business Segment Operations" beginning on page 25.


Consumer and Commercial Banking

(diamond)     Noninterest income for Consumer and Commercial Banking decreased
              $263 million to $5.1 billion for the nine months ended September
              30, 2000. The increase in card income as a result of successful marketing campaigns and higher service charges were offset by a charge in the third quarter related to the deterioration in auto lease residual values, lower mortgage servicing income and lower gains on loan sales and securitizations, causing a five percent decrease in noninterest income for the nine months ended September
              30, 2000.

              >> Card income includes merchant discount, credit card and debit card fees and interchange income. Card income increased $185 million to $1.6 billion primarily due to increased purchase volume and number of accounts in both the credit card and debit card portfolios resulting in higher interchange income, fee income from the credit card portfolio and servicing income from securitized credit card receivables. Growth in income for the core portfolio is being generated through traditional marketing channels, expanding relationships with existing customers and leveraging the franchise network. Card income included revenue from the securitized portfolio of $159 million for the nine months ended September 30, 2000. Card income included revenue and gains from the securitized portfolio of $149 million for the nine months ended September 30, 1999.

(diamond)     Service charges include deposit account service charges,
              non-deposit service charges and fees, bankers' acceptances and letters of credit fees and fees on factored accounts receivable.
              Service charges increased $94 million to $2.6 billion for the nine months ended September 30, 2000 due to an increase in both consumer and corporate service charges. Consumer service charges increased $64 million primarily due to overdraft charges and general banking service fees. Corporate service charges increased
              $30 million primarily attributable to overdraft charges and bankers' acceptances and letters of credit fee income.

(diamond)     Mortgage servicing income decreased $55 million to $408 million for the nine months ended September 30, 2000, primarily reflecting an adjustment in the prior year to mortgage servicing rights to reflect lower expected mortgage prepayments. The average managed portfolio of mortgage loans serviced increased $40.8 billion to $325.5 billion. Total production of first mortgage loans originated through the Corporation decreased $20.6 billion to $40.5 billion, reflecting a slowdown in refinancings as a result of a general increase in levels of interest rates. First mortgage loan origination volume was composed of approximately $16.4 billion of retail loans and $24.1 billion of correspondent and wholesale loans.

              >> In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the loan funding date. To manage this risk, the Corporation enters into various financial instruments including forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $8.1 billion at September 30, 2000 with associated net unrealized losses of $32 million. At December 31, 1999, the notional amount of such contracts was $2.7 billion with associated net unrealized gains of $18 million. These contracts have an average expected maturity of less than 90 days. To manage risk associated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain swap contracts. At September 30, 2000, deferred net gains from mortgage servicing rights hedging activity were $181 million, comprised of unamortized realized deferred gains of $231 million and unrealized losses of $50 million on closed and open positions, respectively. At December 31, 1999, deferred net losses from mortgage servicing rights hedging activity were $20 million, comprised of unamortized realized deferred gains of $313 million and unrealized losses of $333 million on closed and open positions, respectively. Notional amounts of hedge instruments used for mortgage servicing rights hedging activities were $48.1 billion and $43.4 billion at September 30, 2000 and December 31, 1999, respectively.


Asset Management

(diamond)     Noninterest income for Asset Management increased $51 million to
              $1.2 billion for the nine months ended September 30, 2000. The increase was primarily attributable to increased investment and brokerage services, partially offset by gains in 1999 on the disposition of certain businesses.

              >> Investment and brokerage services include personal and institutional asset management fees and consumer brokerage fees. Income from investment and brokerage services increased $81 million to $1.1 billion. This increase was primarily attributable to higher revenue from consumer investment and brokerage services reflecting new asset management business and market growth combined with productivity increases in consumer brokerage.

Global Corporate and Investment Banking

(diamond) Noninterest income for Global Corporate and Investment Banking increased $462 million to $3.8 billion for the nine months ended September 30, 2000. The increase was due to increases in trading account profits, investment banking income and corporate service charges.

     >> Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding charge or benefit. Trading account profits, as well as trading-related net interest income ("trading-related revenue"), are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities.

         Trading-related revenue increased $618 million to $2.3 billion for the nine months ended September 30, 2000, primarily due to interest rate contracts and equities (including equity derivatives), partially offset by decreases in foreign exchange contracts, fixed income and commodities and other contracts. Revenue from equities increased $587 million to $925 million. The increase reflects continued growth of this business through enhanced client deal activity and volatility in equity markets. Income from interest rate contracts increased $127 million to $571 million. The increase was primarily attributable to market volatility driven by interest rate uncertainty, coupled with stronger client activity in domestic and international markets. Foreign exchange revenue decreased $52 million to $400 million due primarily to reduced volatility in the current year. Fixed income decreased $20 million to $360 million primarily attributable to spread widening and a decline in customer demand.

----------------------------------------------------------------------------------------------------
                                                   Three Months Ended             Nine Months Ended
                                                      September 30                  September 30
                                                 ---------------------------------------------------
      (Dollars in millions)                       2000           1999           2000            1999
----------------------------------------------------------------------------------------------------
      Trading account profits - as reported       $372           $313          $1,567         $1,208
      Net interest income                          252            161             735            476
----------------------------------------------------------------------------------------------------
         Total trading-related revenue            $624           $474          $2,302         $1,684
----------------------------------------------------------------------------------------------------
      Trading-related revenue by product
      Foreign exchange contracts                  $110           $140            $400           $452
      Interest rate contracts                       88            104             571            444
      Fixed income                                 118             84             360            380
      Equities                                     302            116             925            338
      Commodities and other                          6             30              46             70
----------------------------------------------------------------------------------------------------
         Total trading-related revenue            $624           $474          $2,302         $1,684
----------------------------------------------------------------------------------------------------

(diamond) Investment banking income increased $129 million to $1.1 billion for the nine months ended September 30, 2000. The increase primarily reflects an increase of $150 million to $489 million in securities underwriting fees, attributable to continued growth in equity underwriting. Advisory services fees increased $51 million to $227 million primarily attributable to strong revenue from a higher volume of merger and acquisition deals in the first quarter. Syndication fees increased $27 million to $384 million, reflecting the Corporation's continued strong position as a lead arranger on syndications. Investment banking income by major activity follows:

------------------------------------------------------------------------------
                             Three Months Ended            Nine Months Ended
                                September 30                 September 30
                           ---------------------------------------------------
(Dollars in millions)       2000             1999          2000         1999
------------------------------------------------------------------------------
Investment banking income
Securities underwriting     $160            $119          $489         $339
Syndications                 130             167           384          357
Advisory services             69              52           227          176
Other                         17              25            46          145
------------------------------------------------------------------------------
Total                       $376            $363        $1,146       $1,017
------------------------------------------------------------------------------

(diamond) Corporate service charges increased $59 million to $780 million for the nine months ended September 30, 2000, driven by an increase in non-deposit and deposit account service charges, partially offset by a decline in bankers' acceptances and letters of credit fees.

Equity Investments

(diamond) Noninterest income for Equity investments increased $468 million to $1.1 billion for the nine months ended September 30, 2000. This increase was driven by strong equity investment gains.

     >> Equity investment gains increased $478 million to $1.0 billion and included principal investing gains of $808 million and gains in the strategic technology and alliances area of $231 million.

Other Income

     Other income for the Corporation decreased $681 million to $464 million for the nine months ended September 30, 2000 reflecting a $186 million charge related to the deterioration of auto lease residual values in the third quarter, the absence of securitization gains and lower loan sales gains in 2000, and a gain on the sale of certain businesses in 1999.

Other Noninterest Expense

     As presented in Table Six, the Corporation's other noninterest expense decreased $116 million and increased $10 million to $4.4 billion and $13.4 billion for the three months and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. The decrease for the three months ended was primarily attributable to declines in professional fees, personnel and equipment expenses. The increase for the nine months ended was primarily attributable to increases in personnel, other general operating and occupancy expenses, partially offset by decreases in professional fees, equipment, data processing and marketing expenses.

-----------------------------------------------------------------------------------------------------------------------------------
Table Six
Other Noninterest Expense
-----------------------------------------------------------------------------------------------------------------------------------
                                       Three Months              Increase/                 Nine Months              Increase/
                                                                (Decrease)                                         (Decrease)
                                    Ended September 30                                  Ended September 30
                                 --------------------------------------------------------------------------------------------------
(Dollars in millions)              2000         1999         Amount     Percent        2000         1999        Amount     Percent
-----------------------------------------------------------------------------------------------------------------------------------
Personnel                          $2,298      $2,336        $ (38)     (1.6)%      $7,143        $6,930         $213       3.1 %
Occupancy                             419         417            2        .5         1,248         1,208           40       3.3
Equipment                             285         313          (28)     (8.9)          882         1,010         (128)    (12.7)
Marketing                             147         145            2       1.4           398           439          (41)     (9.3)
Professional fees                     100         160          (60)    (37.5)          298           452         (154)    (34.1)
Amortization of intangibles           215         222           (7)     (3.2)          650           669          (19)     (2.8)
Data processing                       167         164            3       1.8           495           568          (73)    (12.9)
Telecommunications                    127         131           (4)     (3.1)          391           407          (16)     (3.9)
Other general operating               509         498           11       2.2         1,529         1,364          165      12.1
General administrative and other      143         140            3       2.1           412           389           23       5.9
-----------------------------------------------------------------------------------------------------------------------------------
     Total                         $4,410      $4,526       $ (116)     (2.6)%     $13,446       $13,436          $10        .1 %
-----------------------------------------------------------------------------------------------------------------------------------

(diamond) Personnel expense decreased $38 million and increased $213 million to $2.3 billion and $7.1 billion for the three months and nine months ended September 30, 2000, respectively. The decrease for the three months ended September 30, 2000 was primarily attributable to lower revenue-related incentive compensation. The increase for the nine months ended September 30, 2000 was primarily attributable to higher employee benefits and higher revenue-related incentive compensation from the first half of the year.

(diamond) Equipment expense decreased $28 million and $128 million to $285 million and $882 million for the three months and nine months ended September 30 2000, respectively. For the three months ended September 30, 2000 the decrease primarily reflects a decline in depreciation expense, partially offset by an increase in rental expense. For the nine months ended September 30, 2000 the decrease reflects a decline in repairs and maintenance expense and a reduction in purchases of non-capitalized equipment.

(diamond) Marketing expense decreased $41 million to $398 million for the nine months ended September 30, 2000, primarily due to timing differences related to the underlying marketing efforts across the Corporation.

(diamond) Professional fees declined $60 million and $154 million to $100 million and $298 million for the three months and nine months ended September 30, 2000, respectively. For both periods, the declines primarily reflect lower consulting fees.

(diamond) Data processing expense decreased $73 million to $495 million for the nine months ended September 30, 2000. The decrease primarily reflects declines in software-related expense, item processing and check clearing expense from the first half of the year.

(diamond) Other general operating expense increased $165 million to $1.5 billion for the nine months ended September 30, 2000. The increase primarily reflects litigation costs from the first quarter related to pre-Merger lawsuits.

Income Taxes

     The Corporation's income tax expense for the three months and nine months ended September 30, 2000 was $1.0 billion and $3.5 billion, respectively, for an effective tax rate of 35.9 percent and 36.4 percent, respectively. Excluding merger and restructuring charges, the effective tax rate for the three months and nine months ended September 30, 2000 was 36.1 percent and 36.4 percent, respectively. The Corporation's income tax expense for the three months and nine months ended September 30, 1999 was $1.2 billion and $3.4 billion, respectively, for an effective tax rate of 35.7 percent and 36.1 percent, respectively. Excluding merger and restructuring charges, the effective tax rate for the three months and nine months ended September 30, 1999 was 35.7 percent and 35.9 percent, respectively.

Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its Balance Sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. Going forward, the Corporation's goal is to keep risk-weighted assets relatively flat over the next two years as reductions in categories with lower returns offset underlying core growth. The discussion of average balances below compares the nine months ended September 30, 2000 to the same period in 1999. With the exception of average managed loans, the average balances discussed below can be derived from Table Four.

     In looking at the Corporation's assets, average loans and leases, the Corporation's primary use of funds, increased $28.0 billion to $390.3 billion for the nine months ended September 30, 2000. Adjusting for securitizations, sales and divestitures, average managed loans and leases increased $41.1 billion to $417.4 billion for the nine months ended September 30, 2000. This increase was primarily due to a strong $31.0 billion, or 17 percent, consumer loan growth.

     The majority of consumer loan growth occurred in residential real estate secured loan products including residential mortgages, home equity lines and consumer finance. Average managed residential mortgages increased $20.2 billion to $94.3 billion, reflecting increased originations and subsequent retention of adjustable-rate mortgages on the Balance Sheet. Average managed consumer finance loans increased $6.6 billion to $32.3 billion. Average managed home equity lines increased $3.1 billion to $18.9 billion, reflecting the impact of new marketing programs and lower prepayments.

     Average managed commercial loans increased $10.0 billion to $207.1 billion for the nine months ended September 30, 2000. Domestic commercial loans reflected growth of $9.9 billion to $152.4 billion, due to strong growth in the Consumer and Commercial Banking and Asset Management business segments. This domestic growth was partially offset by strategic reductions in foreign commercial loans of $1.1 billion.

     The average securities portfolio for the nine months ended September 30, 2000 increased $7.8 billion to $85.8 billion, representing 13 percent of total uses of funds for the nine months ended September 30, 2000. See the following "Securities" section for additional information on the securities portfolio.

     Average other assets and cash and cash equivalents increased $3.9 billion to $88.6 billion for the nine months ended September 30, 2000 due largely to increases in the average balances of derivative-dealer assets and mortgage servicing rights.

     At September 30, 2000, cash and cash equivalents were $24.4 billion, a decrease of $2.6 billion from December 31, 1999. During the nine months ended September 30, 2000, net cash provided by operating activities was $2.8 billion, net cash used in investing activities was $27.9 billion and net cash provided by financing activities was $22.5 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows of the consolidated financial statements.

     On the liability side of the Balance Sheet, average levels of customer-based funds increased $8.6 billion to $298.9 billion for the nine months ended September 30, 2000 primarily due to increases in consumer time deposits and noninterest-bearing demand deposits. As a percentage of total sources, average levels of customer-based funds decreased to 45 percent for the nine months ended September 30, 2000 from 47 percent.

     Average levels of market-based funds increased $29.8 billion for the nine months ended September 30, 2000 to $210.0 billion. In addition, average levels of long-term debt increased $12.6 billion to $69.4 billion for the nine months ended September 30, 2000 mainly the result of borrowings to fund earning asset growth, business development opportunities, build liquidity, repay maturing debt and fund share repurchases.

     In conjunction with its funding activities, the Corporation carefully monitors its liquidity position - the ability to fulfill its cash requirements. The Corporation assesses its liquidity requirements and modifies its assets and liabilities accordingly. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. The Corporation also takes into consideration the ability of its subsidiary banks to pay dividends to the Corporation. For additional information on the dividend capabilities of subsidiary banks, see Note Twelve of the Corporation's 1999 Annual Report on Form 10-K. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

Securities

     The securities portfolio at September 30, 2000 consisted of available-for-sale securities totaling $79.7 billion compared to $81.7 billion at December 31, 1999. Held-to-maturity securities totaled $1.4 billion at both September 30, 2000 and December 31, 1999.

     The valuation allowance for available-for-sale and marketable equity securities is included in shareholders' equity. At September 30, 2000 the valuation allowance consists of unrealized losses of $1.6 billion, net of related income taxes of $877 million, primarily reflecting market valuation adjustments of $2.5 billion pre-tax net unrealized losses on available-for-sale securities and $32 million pre-tax net unrealized gains on marketable equity securities. At December 31, 1999 the valuation allowance reflects unrealized losses of $2.5 billion, net of related income taxes of $1.1 billion, primarily reflecting market valuation adjustments of $3.8 billion pre-tax net unrealized losses on available-for-sale securities and $248 million pre-tax net unrealized gains on marketable equity securities.

     At September 30, 2000 and December 31, 1999, the market value of the Corporation's held-to-maturity securities reflected pre-tax net unrealized losses of $73 million and $152 million, respectively.

     The estimated average duration of the available-for-sale securities portfolio was 4.01 years at September 30, 2000 compared to 4.05 years at December 31, 1999.

Capital Resources and Capital Management

     Shareholders' equity at September 30, 2000 was $46.9 billion compared to $44.4 billion at December 31, 1999, an increase of $2.5 billion. The increase was in part due to net earnings (net income less dividends) of $3.7 billion, partially offset by the repurchase of 50 million shares of common stock for approximately $2.4 billion. The remaining increase of $1.2 billion was due to changes in net unrealized gains on available-for-sale and marketable equity securities, the issuance of restricted stock and the exercise of employee stock options.

     On July 26, 2000, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion.

     On June 23, 1999, the Board authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. Through September 30, 2000, the Corporation had repurchased 128 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $57.18 which reduced shareholders' equity by $7.3 billion. The remaining buyback authority for common stock under the 1999 program totaled $2.7 billion or two million shares at September 30, 2000.

     Presented below are the regulatory risk-based capital ratios and capital amounts for the Corporation and Bank of America, N.A. at September 30, 2000 and December 31, 1999. The Corporation and Bank of America, N.A. were considered "well-capitalized" at September 30, 2000.

---------------------------------------------------------------------------------------------------
                                             September 30, 2000             December 31, 1999
                                       ------------------------------------------------------------
(Dollars in millions)                         Ratio           Amount        Ratio          Amount
---------------------------------------------------------------------------------------------------
Tier 1 Capital
Bank of America Corporation                    7.32   %        $40,696        7.35   %     $38,651
Bank of America, N.A.                          7.78             39,721        7.78          38,616

Total Capital
Bank of America Corporation                   10.80             60,063       10.88          57,192
Bank of America, N.A.                         10.80             55,129       10.91          54,132

Leverage
Bank of America Corporation                    6.06             40,696        6.26          38,651
Bank of America, N.A.                          6.64             39,721        6.74          38,616
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

     The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 Capital less investments in unconsolidated banking and finance subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. In calculating risk-weighed assets, assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. At September 30, 2000, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

     At September 30, 2000, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk-based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

Credit Risk Management and Credit Portfolio Review

    The following section discusses credit risk in the loan portfolio. The Corporation's primary credit exposure is concentrated in its loans and leases portfolio, which totaled $402.6 billion and $370.7 billion at September 30, 2000 and December 31, 1999, respectively. In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Table Seven presents the distribution of loans and leases, nonperforming assets and net charge-offs by category. Additional information on the Corporation's real estate, industry and foreign exposure can be found in the Concentrations of Credit Risk section beginning on page 53.

-----------------------------------------------------------------------------------------------------------------------------------
 Table Seven
 Distribution of Loans and Leases, Nonperforming Assets and Net Charge-offs
 ----------------------------------------------------------------------------------------------------------------------------------

                                                                  Loans and Leases                         Nonperforming Assets
                                                   --------------------------------------------------------------------------------
                                                      September 30              December 31          September 30       December 31
                                                           2000                     1999                 2000              1999
                                                   --------------------------------------------------------------------------------
 (Dollars in millions)                              Amount     Percent       Amount       Percent       Amount            Amount
 ----------------------------------------------------------------------------------------------------------------------------------
 Commercial - domestic                               $149,566      37.2 %    $143,450       38.7 %      $1,950          $1,163
 Commercial - foreign                                  30,482       7.6        27,978        7.5           564             486
 Commercial real estate - domestic                     26,275       6.5        24,026        6.5           136             191
 Commercial real estate - foreign                         248        .1           325         .1             1               3
 ----------------------------------------------------------------------------------------------------------------------------------
      Total commercial                                206,571      51.3       195,779       52.8         2,651           1,843
 ----------------------------------------------------------------------------------------------------------------------------------
 Residential mortgage                                  94,114      23.4        81,860       22.1           502             529
 Home equity lines                                     20,666       5.1        17,273        4.7            47              46
 Direct/Indirect consumer                              41,915      10.4        42,161       11.4            19              19
 Consumer finance                                      25,446       6.3        22,326        6.0           951             598
 Bankcard                                              11,691       2.9         9,019        2.4             -               -
 Foreign consumer                                       2,189        .5         2,244         .6             7               7
 ----------------------------------------------------------------------------------------------------------------------------------
      Total consumer                                  196,021      48.7       174,883       47.2         1,526           1,199
 ----------------------------------------------------------------------------------------------------------------------------------
           Total nonperforming loans                                                                     4,177           3,042
 ----------------------------------------------------------------------------------------------------------------------------------
 Foreclosed properties                                                                                     226             163
 ----------------------------------------------------------------------------------------------------------------------------------
             Total                                   $402,592     100.0 %    $370,662      100.0 %      $4,403          $3,205
 ----------------------------------------------------------------------------------------------------------------------------------
 Nonperforming assets as a percentage of:
      Total assets                                                                                         .65   %         .51  %
      Loans, leases and foreclosed properties                                                             1.09             .86
      Loans past due 90 days or more and not
        classified as nonperforming                                                                       $503           $ 521
 ---------------------------------------------------------------------------------------------------------------------------------


 ----------------------------------------------------------------------------------------------------------------------------------
                                                                        Net Charge-offs(1)
                                   ------------------------------------------------------------------------------------------------
                                         Three Months Ended September 30                  Nine Months Ended September 30
                                     2000                    1999                     2000                       1999
                                   ------------------------------------------------------------------------------------------------
 (Dollars in millions)                  Amount   Percent     Amount     Percent       Amount    Percent       Amount       Percent
 ----------------------------------------------------------------------------------------------------------------------------------
 Commercial - domestic                  $185      .48 %      $192       .56 %        $583        .52 %         $520        .51 %
 Commercial - foreign                     23      .30           9       .13            52        .24            122        .54
 Commercial real estate - domestic        (2)     n/m           1       .03            10        .05             (7)       n/m
 Commercial real estate - foreign          -      .21           -         -            (2)       n/m              1        .37
 ----------------------------------------------------------------------------------------------------------------------------------
      Total commercial                   206      .39         202       .42           643       0.42            636        .44
 ----------------------------------------------------------------------------------------------------------------------------------
 Residential mortgage                      6      .03          10       .05            14        .02             22        .04
 Home equity lines                         2      .04           1       .01             8        .05              8        .06
 Direct/Indirect consumer                 61      .57          82       .77           213        .68            260        .83
 Consumer finance                         68     1.08          67      1.35           184       1.02            157       1.18
 Bankcard                                 79     2.89          93      4.11           237       3.30            401       5.26
 Other consumer - domestic                12      n/m          (1)      n/m            24        n/m             (1)       n/m
 Foreign consumer                          1      .20           6       .67             2        .14             16        .58
 ----------------------------------------------------------------------------------------------------------------------------------
      Total consumer                     229      .47         258       .60           682        .49            863        .68
 ----------------------------------------------------------------------------------------------------------------------------------
             Total                      $435      .43 %      $460       .51 %      $1,325        .45 %       $1,499        .55 %
 ----------------------------------------------------------------------------------------------------------------------------------
 Managed bankcard net charge-offs
   and ratios(2)                        $216     4.15 %      $233      4.83 %        $710       4.79 %         $821       5.66 %
 ----------------------------------------------------------------------------------------------------------------------------------

 n/m = not meaningful
 (1) Percentage amounts are calculated as annualized net charge-offs divided by average oustanding loans and leases during the period for each loan category.
 (2) Includes both on-balance sheet and securitized loans.
--------------------------------------------------------------------------------

Commercial Portfolio

     At September 30, 2000 and December 31, 1999, total commercial loans outstanding totaled $206.6 billion and $195.8 billion, respectively, or 51 percent and 53 percent of total loans and leases, respectively, of which 85 percent and 86 percent, respectively, were domestic.

     Commercial - domestic loans outstanding totaled $149.6 billion and $143.5 billion at September 30, 2000 and December 31, 1999, or 37 percent and 39 percent of total loans and leases, respectively. The Corporation had commercial
- domestic loan net charge-offs of $583 million, or 0.52 percent of average commercial - domestic loans for the nine months ended September 30, 2000, compared to $520 million, or 0.51 percent of average commercial - domestic loans for the same period in 1999. Net charge-offs increased primarily due to a single fraud-related credit charged off in the second quarter of 2000. Nonperforming commercial - domestic loans were $2.0 billion, or 1.30 percent of commercial - domestic loans at September 30, 2000, compared to $1.2 billion, or 0.81 percent of commercial - domestic loans at December 31, 1999. The increase was primarily due to commercial - domestic loans in the financial services, theater and paging industries. Commercial - domestic loans past due 90 days or more and still accruing interest were $151 million at September 30, 2000, compared to $135 million at December 31, 1999, or 0.10 percent and 0.09 percent of commercial - domestic loans, respectively.

     In connection with decisions to exit certain businesses and sell certain loans, approximately $864 million in commercial - domestic loans, net of related reserves of $84 million, were transferred to assets held-for-sale during the third quarter of 2000. This transfer included approximately $63 million in loans that would be classified as nonperforming loans had they not been transferred to assets held-for-sale. Subsequent to September 30, 2000, approximately $376 million of these loans were sold to a third party.

     Commercial - foreign loans outstanding totaled $30.5 billion and $28.0 billion at September 30, 2000 and December 31, 1999, respectively, or eight percent of total loans and leases at both points in time. The Corporation had commercial - foreign loan net charge-offs for the nine months ended September 30, 2000 of $52 million, or 0.24 percent of average commercial - foreign loans, compared to $122 million, or 0.54 percent of average commercial - foreign loans for the same period in 1999. Nonperforming commercial - foreign loans were $564 million, or 1.85 percent of commercial - foreign loans at September 30, 2000, compared to $486 million, or 1.74 percent at December 31, 1999. Commercial - foreign loans past due 90 days or more and still accruing interest were $60 million at September 30, 2000, compared to $58 million at December 31, 1999, or
0.20 percent and 0.21 percent of commercial - foreign loans, respectively. For additional information see the Regional Foreign Exposure discussion beginning on page 55.

     Commercial real estate - domestic loans totaled $26.3 billion and $24.0 billion at September 30, 2000 and December 31, 1999, respectively, or seven percent of total loans and leases at both points in time. Net charge-offs remained negligible at $10 million, or 0.05 percent of average commercial real estate - domestic loans for the nine months ended September 30, 2000. Nonperforming commercial real estate - domestic loans were $136 million at September 30, 2000, compared to $191 million at December 31, 1999. At September 30, 2000, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $5 million, or 0.02 percent of total commercial real estate - domestic loans, compared to $6 million, or 0.02 percent at December 31, 1999. Table Nine displays commercial real estate loans by geographic region and property type, including the portion of such loans which are nonperforming, and other real estate credit exposures.

     Table Ten presents aggregate commercial loan and lease exposures by certain significant industries.

Consumer Portfolio

     At September 30, 2000 and December 31, 1999, total consumer loans outstanding totaled $196.0 billion and $174.9 billion, respectively, or 49 percent and 47 percent of total loans and leases, respectively, of which approximately 67 percent were secured by first and second mortgages on residential real estate. Additional information on components of, and changes in the Corporation's consumer loan portfolio can be found in the average earning asset discussion within the "Net Interest Income" section on page 36 and "Balance Sheet Review and Liquidity Risk Management" section on page 46.

     Residential mortgage loans increased to $94.1 billion at September 30, 2000, compared to $81.9 billion at December 31, 1999. Net charge-offs on residential mortgage loans remained negligible at $14 million, or 0.02 percent of average residential mortgage loans for the nine months ended September 30, 2000. Nonperforming residential mortgage loans decreased $27 million to $502 million at September 30, 2000 compared to December 31, 1999.

     Consumer bankcard receivables increased to $11.7 billion at September 30, 2000, compared to $9.0 billion at December 31, 1999. Net charge-offs on bankcard receivables for the nine months ended September 30, 2000 decreased $164 million from the same period in 1999 to $237 million, or 3.30 percent of average bankcard receivables. The decrease resulted from portfolio sales in 1999 and continued declines in delinquency levels and bankruptcy filing rates. Bankcard loans past due 90 days or more and still accruing interest were $139 million, or
1.20 percent of bankcard receivables at September 30, 2000, compared to $138 million, or 1.53 percent at December 31, 1999.

     Consumer finance loans outstanding totaled $25.4 billion and $22.3 billion at September 30, 2000 and December 31, 1999, respectively, or six percent of total loans and leases at both points in time. The Corporation had consumer finance net charge-offs of $184 million, or 1.02 percent of average consumer finance loans for the nine months ended September 30, 2000, compared to $157 million, or 1.18 percent for the nine months ended September 30, 1999. Consumer finance nonperforming loans increased to $951 million at September 30, 2000 from $598 million at December 31, 1999 reflecting continued growth and seasoning in this portfolio.

     Other domestic consumer loans, which include direct and indirect consumer loans and home equity lines of credit increased to $62.6 billion at September 30, 2000, compared to $59.4 billion at December 31, 1999. Direct and indirect consumer loan charge-offs were $213 million, or 0.68 percent of average direct and indirect consumer loans outstanding, for the nine months ended September 30, 2000, compared to $260 million, or 0.83 percent of the average balance outstanding, for the comparable period in 1999. Home equity line charge-offs remained negligible at $8 million, or .05 percent of average home equity lines outstanding, for the nine months ended September 30, 2000.

     Excluding bankcard, total consumer loans past due 90 days or more and still accruing interest were $148 million, or 0.07 percent of total consumer loans at September 30, 2000, compared to $184 million or 0.11 percent at December 31, 1999.

     In 1999, the Federal Financial Institutions Examination Council (FFIEC) issued The Uniform Classification and Account Management Policy (the Policy) which provides guidance for and promotes consistency among banks on the treatment of delinquent and bankruptcy-related consumer loans. The Corporation is required to implement the Policy by December 31, 2000 and expects to be in full compliance with the Policy by that date. The Corporation estimates additional charge-offs in the consumer portfolio, primarily within the consumer finance products, of approximately $100 million in the fourth quarter to comply with the Policy.

  Nonperforming Assets

     As presented in Table Seven, nonperforming assets increased to $4.4 billion, or 1.09 percent of loans, leases and foreclosed properties at September 30, 2000 from $3.2 billion or 0.86 percent at December 31, 1999. Nonperforming loans increased to $4.2 billion at September 30, 2000 from $3.0 billion at December 31, 1999, primarily due to an increase in commercial - domestic nonperforming loans and higher real estate secured consumer finance nonperformers as discussed above. The allowance coverage of nonperforming loans was 161 percent at September 30, 2000 compared to 224 percent at December 31, 1999. Foreclosed properties increased to $226 million at September 30, 2000 compared to $163 million at December 31, 1999.

     The Corporation expects credit quality to continue to deteriorate, which will affect both nonperforming loans and net charge-off levels. In November 2000, one large commercial credit in the consumer services industry was classified as nonperforming. As a result of this and other deterioration in credit quality, the Corporation believes the increase in nonperforming loans in the fourth quarter will exceed the 13 percent growth experienced in the third quarter. The potential charge-off related to this single credit, combined with the additional $100 million in charge-offs related to the implementation of the new FFIEC policy (discussed above), and further weakness in the economy could all contribute to net charge-off amounts more than double those recorded in the third quarter. As a result of fourth quarter charge-offs at this level, the Corporation at this time believes its net charge-offs for the year as a percentage of average loans and leases will be approximately 60 basis points. The Corporation anticipates recording a provision for loan losses in an amount at least equal to its net charge-offs in the fourth quarter.

     The Corporation believes its size, geographic reach, product and industry mix afford a level of diversification which provides protection from a single customer, industry or geographic credit problem.

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

      Note Five of the consolidated financial statements provides the reported investment in specific loans considered to be impaired at September 30, 2000 and December 31, 1999. The Corporation's investment in specific loans that were considered to be impaired at September 30, 2000 was $3.5 billion, compared to $2.1 billion at December 31, 1999. Commercial - domestic impaired loans increased $1.4 billion to $2.6 billion at September 30, 2000, compared to December 31, 1999. Commercial - foreign impaired loans increased $84 million to $587 million at September 30, 2000 compared to December 31, 1999. Commercial real estate - domestic impaired loans decreased $136 million to $313 million at September 30, 2000, compared to December 31, 1999.

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

     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at September 30, 2000. Table Eight provides the changes in the allowance for credit losses for the three months and nine months ended September 30, 2000 and 1999.

------------------------------------------------------------------------------------------------------------------------------------
Table Eight
Allowance For Credit Losses
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months                  Nine Months
                                                                          Ended September 30             Ended September 30
                                                                     ---------------------------------------------------------------
(Dollars in millions)                                                    2000            1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                              $ 6,815         $ 7,096         $ 6,828        $ 7,122
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic                                                        (214)           (213)           (671)          (597)
Commercial - foreign                                                          (33)            (14)            (80)          (132)
Commercial real estate - domestic                                              (3)             (6)            (25)           (13)
Commercial real estate - foreign                                               (1)              -              (1)            (1)
------------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                        (251)           (233)           (777)          (743)
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                           (8)            (11)            (22)           (26)
Home equity lines                                                              (4)             (4)            (14)           (17)
Direct/Indirect consumer                                                     (102)           (125)           (357)          (392)
Consumer finance                                                             (112)           (101)           (294)          (283)
Bankcard                                                                      (92)           (120)           (277)          (459)
Other consumer - domestic                                                     (16)              1             (32)             1
Foreign consumer                                                               (1)             (7)             (3)           (19)
------------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                          (335)           (367)           (999)        (1,195)
------------------------------------------------------------------------------------------------------------------------------------
          Total loans and leases charged off                                 (586)           (600)         (1,776)        (1,938)
------------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                          29              21              88             77
Commercial - foreign                                                           10               5              28             10
Commercial real estate - domestic                                               5               5              15             20
Commercial real estate - foreign                                                1               -               3              -
------------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                          45              31             134            107
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                            2               1               8              4
Home equity lines                                                               2               3               6              9
Direct/Indirect consumer                                                       41              43             144            132
Consumer finance                                                               44              34             110            126
Bankcard                                                                       13              27              40             58
Other consumer - domestic                                                       4               -               8              -
Foreign consumer                                                                -               1               1              3
------------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                           106             109             317            332
------------------------------------------------------------------------------------------------------------------------------------
          Total recoveries of loans and leases previously charged off         151             140             451            439
------------------------------------------------------------------------------------------------------------------------------------
               Net charge-offs                                               (435)           (460)         (1,325)        (1,499)
------------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                   435             450           1,325          1,470
Other, net                                                                    (76)            (10)            (89)           (17)
------------------------------------------------------------------------------------------------------------------------------------
     Balance, September 30                                                $ 6,739         $ 7,076         $ 6,739        $ 7,076
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases outstanding at September 30                             $402,592        $360,236        $402,592       $360,236
Allowance for credit losses as a percentage of
    loans and leases outstanding at September 30                             1.67 %          1.96 %          1.67 %         1.96 %
Average loans and leases outstanding during the period                   $402,763        $361,400        $390,296       $362,302
Annualized net charge-offs as a percentage of average
   outstanding loans and leases during the period                             .43 %           .51 %           .45 %          .55 %
Allowance for credit losses as a percentage of
   nonperforming loans at end of period                                    161.32          251.85          161.32         251.85
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Concentrations of Credit Risk

     In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Seven, Nine, Ten and Eleven.

     The Corporation maintains an extremely diverse commercial loan portfolio, representing 51 percent of total loans and leases, with the largest concentration in commercial real estate, which represents seven percent of total loans and leases. The exposure presented in Table Nine represents credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposure included in the table does not include credit extensions which were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposure presented does not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.


Table Nine
Commercial Real Estate Loans, Foreclosed Properties and Other Real Estate Credit Exposure

-------------------------------------------------------------------------------------------------------------------
September 30, 2000
                                                           Loans                                       Other
                                            -------------------------------------   Foreclosed         Credit
(Dollars in millions)                           Outstanding         Nonperforming   Properties (1)    Exposure (2)
--------------------------------------------------------------------------------------------------------------------
By Geographic Region (3)
California                                               $5,879           $ 9                  $4         $ 653
Southwest                                                 3,918            15                   2           476
Northwest                                                 2,745             3                   -            70
Midwest                                                   2,698            31                  22           238
Florida                                                   2,638            25                   1           266
Mid-Atlantic                                              1,621            11                   -           433
Carolinas                                                 1,337             8                   1            57
Midsouth                                                  1,242             3                   2            86
Northeast                                                 1,035            21                   -           890
Other states                                              2,144            10                  39           131
Non-US                                                      248             1                   -             5
Geographically diversified                                1,018             -                   -             -
------------------------------------------------------------------------------------------------------------------
     Total                                              $26,523          $137                 $71        $3,305
------------------------------------------------------------------------------------------------------------------
By Property Type
Apartments                                               $4,837           $10                 $ -         $ 698
Office buildings                                          4,944            11                   2           700
Shopping centers/retail                                   3,271            23                  17           544
Residential                                               2,715            21                   8           268
Industrial/warehouse                                      2,206            11                   1            56
Land and land development                                 1,256             5                   7           176
Hotels/motels                                             1,185            16                   -           111
Miscellaneous commercial                                    712             4                  12             9
Unsecured                                                   828             2                   -            17
Multiple use                                                719             1                   -            72
Non-US                                                      248             1                   -             5
Other                                                     3,602            32                  24           649
------------------------------------------------------------------------------------------------------------------
     Total                                              $26,523          $137                 $71        $3,305
------------------------------------------------------------------------------------------------------------------
(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposure include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.
------------------------------------------------------------------------------------------------------------------

     Table Ten below presents aggregate commercial loan and lease exposures by certain significant industries at September 30, 2000. Total commercial loans outstanding, excluding commercial real estate loans, comprised 45 percent of total loans and leases at September 30, 2000. No commercial industry concentration is greater than three percent of total loans and leases.

           --------------------------------------------------------------------------------
           Table Ten
           Significant Industry Loans and Leases (1)
           --------------------------------------------------------------------------------
           September 30, 2000                                                Percent of Total
           (Dollars in millions)                            Outstanding     Loans and Leases
           --------------------------------------------------------------------------------
           Transportation                                       $11,653             2.9 %
           Media                                                 10,431             2.6
           Equipment and general manufacturing                    9,224             2.3
           Telecommunications                                     8,750             2.2
           Business services                                      8,439             2.1
           Healthcare                                             7,392             1.8
           Retail                                                 7,303             1.8
           Agribusiness                                           7,224             1.8
           Autos                                                  6,456             1.6
           Oil and gas                                            5,931             1.5
           --------------------------------------------------------------------------------

           (1) Includes only non-real estate commercial loans and leases.
           --------------------------------------------------------------------------------

   Regional Foreign Exposure

     Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries negatively impacted by global economic pressure. These include certain Asian countries as well as countries within Latin America and Eastern Europe that have experienced currency and other economic problems.

      In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Eleven sets forth selected regional foreign exposure at September 30, 2000. At September 30, 2000, the Corporation's total exposure to these select countries was $33.6 billion, an increase of $5.8 billion from December 31, 1999, primarily due to increased levels of Japanese government securities and Korean exposure in financial institutions partially offset by decreased exposure in Pakistan due to the sale of the Pakistan business. The Corporation's total exposure to these select foreign markets has declined $3.1 billion and $13.2 billion since December 31, 1998 and 1997, respectively. Table Eleven is based on the Federal Financial Institutions Examination Council's instructions for periodic reporting of foreign exposure. The table has been expanded to include "Gross Local Country Claims" as defined in the table below and may not be consistent with disclosures by other financial institutions.

----------------------------------------------------------------------------------------------------------------------------
 Table Eleven
 Regional Foreign Exposure
----------------------------------------------------------------------------------------------------------------------------
                                                                                               Increase       Increase
                                     Total        Gross         Other           Total         (Decrease)     (Decrease)
                                    Cross-        Local         Cross-         Exposure          from           from
                                    Border       Country        Border      September 30,      June 30,      December 31,
 (Dollars in millions)               Loans        Claims (1)     Claims (2)      2000            2000           1999
 ---------------------------------------------------------------------------------------------------------------------------
 Region/Country
 Asia
 China                                   $ 71         $ 127         $ 154             $ 352            $ 2          $ (4)
 Hong Kong                                 65         4,563           258             4,886              6           567
 India                                    850         1,202           195             2,247            (95)          263
 Indonesia                                329            63            76               468            (86)          (54)
 Japan                                    110         1,100         7,915             9,125          2,297         5,324
 Korea (South)                            275         1,070         1,120             2,465            522           327
 Malaysia                                  10           471            32               513            (13)          (77)
 Pakistan                                  11             -             9                20           (200)         (303)
 Philippines                              174           155           149               478           (272)          (25)
 Singapore                                173         1,089           345             1,607            201           315
 Taiwan                                   197           760           145             1,102            (64)          141
 Thailand                                  60           344            90               494            (51)         (114)
 Other                                      3           126             9               138              -           (12)
----------------------------------------------------------------------------------------------------------------------------
    Total                               2,328        11,070        10,497            23,895          2,247         6,348
----------------------------------------------------------------------------------------------------------------------------
 Central and Eastern
   Europe
 Russian Federation                         -             1             5                 6              2           (12)
 Turkey                                   187             -           119               306             78            88
 Other                                     87            50            90               227             33            (8)
----------------------------------------------------------------------------------------------------------------------------
    Total                                 274            51           214               539            113            68
----------------------------------------------------------------------------------------------------------------------------
 Latin America
 Argentina                                512           404           212             1,128           (136)          (10)
 Brazil                                   940           634           927             2,501             49            (7)
 Chile                                    690           269            57             1,016            (73)           17
 Colombia                                 219            18            65               302           (108)         (190)
 Mexico                                 1,196           156         2,068             3,420            (82)         (455)
 Venezuela                                147            46           237               430            (23)           17
 Other                                    159             -           194               353           (177)            6
----------------------------------------------------------------------------------------------------------------------------
    Total                               3,863         1,527         3,760             9,150           (550)         (622)
----------------------------------------------------------------------------------------------------------------------------
       Total                          $ 6,465      $ 12,648      $ 14,471          $ 33,584        $ 1,810       $ 5,794
----------------------------------------------------------------------------------------------------------------------------
 (1)  Includes the following claims by the Corporation's foreign offices on local country residents regardless of the currency: loans, accrued interest receivable, acceptances, time deposits placed, trading account assets, other interest-earning investments, other short-term monetary assets, unused commitments, standby letters of credit, commercial letters of credit, formal guarantees, and available-for-sale (at fair value) and held-to-maturity (at cost)
      securities.
 (2)  All instruments in (1) that are cross-border claims excluding loans but including derivative-dealer assets (at fair value) and available-for-sale (at fair value) and held-to-maturity (at cost) securities that are collateralized by U.S.
      Treasury securities as follows: Mexico - $1,174, Venezuela - $182, Philippines - $20 and Latin America Other - $82.
      Held-to-maturity securities (at cost) amounted to $772 with a fair value of $687.
----------------------------------------------------------------------------------------------------------------------------

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

Moreover, since the Asian Crisis in 1997, contagion impact of problems in one country into other emerging markets has been both quick to spread and quick to be reversed to more normal conditions.

     Since 1999 and into the first and second quarters of 2000, many of the Asian economies had been showing signs of recovery from prior problems, slowly implementing structural reforms. However, during the third quarter of 2000, the combination of slower pace of reform implementation, new domestic problems and tighter global market conditions has led to some loss of confidence in the region's financial markets. Similar conditions are also affecting asset valuation in Latin America, where an economic recovery is proving sustainable in only a few of the largest markets, while in others it is faltering. In addition to domestic problems inherent to these countries individually, the strength or weakness of the U.S. economy, as well as the position of asset holders in the developed markets, is significantly affecting both liquidity and asset valuations in the emerging markets. As a result, the lessening of risks observed earlier in the year is now in doubt.

     Where appropriate, the Corporation has adjusted its activities (including its borrower selection) in light of the risks and opportunities discussed above. Throughout 1999, the Corporation continued to reduce its exposure in Asia, Latin America and Central and Eastern Europe, adjusting to the changing economic conditions. Accordingly, during the third quarter of 2000, the Corporation has sharply decreased exposure in the higher-risk countries in Latin America and Asia, corresponding with the rapid changes in economic activity in those countries. The Corporation will continue to monitor and adjust its foreign activities on a country-by-country basis depending on management's judgment of the likely developments in each country and will take action as deemed appropriate.

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

Trading Portfolio

     The table below sets forth the calculated value-at-risk (VAR) amounts for the twelve months ended September 30, 2000 and 1999. The amounts are calculated on a pre-tax basis. The Corporation performs the VAR calculation for each major trading portfolio segment on a daily basis. It then calculates the combined VAR across these portfolio segments using two different sets of assumptions. The first calculation assumes that each portfolio segment experiences adverse price movements at the same time (i.e., the price movements are perfectly correlated). The second calculation assumes that these adverse price movements within the major portfolio segments do not occur at the same time (i.e., they are uncorrelated). Average interest rate VAR was modestly lower and average foreign exchange VAR was marginally higher in the twelve months ended September 30, 2000 as compared with the twelve months ended September 30, 1999. This general stability reflects continued emphasis on customer led trading activities and less reliance on proprietary trading. Equity VAR was significantly higher in the twelve months ended September 30, 2000 than in the twelve months ended September 30, 1999. This increase in equity risk taking reflects growth in cash and derivatives trading activities as well as the expansion of trading into the European cash equity markets. For additional discussion of market risk associated with the trading portfolio, the VAR model and how the Corporation manages its exposure to market risk, see pages 42 and 43 of the Corporation's 1999 Annual Report on Form 10-K. The composition of the trading portfolio and the related fair value are included in Note Four of the consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------------
Trading Activities Market Risk
----------------------------------------------------------------------------------------------------------------------------------
                                          Twelve Months Ended September 30, 2000       Twelve Months Ended September 30, 1999
                                          ----------------------------------------------------------------------------------------
 (U.S. dollar equivalents in millions)   Average VAR   High VAR (1)      Low VAR (1)    Average VAR     High VAR (1)     Low VAR (1)
----------------------------------------------------------------------------------------------------------------------------------
Based on perfect positive correlation
 Interest rate                                $75.3          $88.3            $59.7        $88.8          $126.8           $69.1
 Foreign currency                              14.5           23.5              8.1         13.0            19.8             7.9
 Commodities                                    2.6            6.9              0.6          2.1             5.4             0.9
 Equity                                        31.4           46.9             17.5          9.3            22.3             1.0
Based on zero correlation
 Interest rate                                 26.2           31.6             21.5         26.2            41.2            18.6
 Foreign currency                              12.2           21.7              6.9         10.6            18.2             6.1
 Commodities                                    2.2            6.6              0.5          1.7             4.9             0.6
 Equity                                        29.5           39.8             16.5          8.4            21.1             1.0
----------------------------------------------------------------------------------------------------------------------------------
(1) The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the components occurred on different trading days.
----------------------------------------------------------------------------------------------------------------------------------

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

     Available-for-sale securities had an unrealized loss of $2.5 billion at September 30, 2000, compared to an unrealized loss of $3.8 billion at December 31, 1999. The expected maturities, unrealized gains and losses and weighted average effective yield and rate associated with the Corporation's other significant non-trading on-balance sheet financial instruments at September 30, 2000 were not significantly different from those at December 31, 1999. For a discussion of non-trading on-balance sheet financial instruments, see page 43 and Table Eighteen on page 44 of the "Market Risk Management" section of the Corporation's 1999 Annual Report on Form 10-K.

   Interest Rate and Foreign Exchange Contracts

     Risk management interest rate contracts and foreign exchange contracts are utilized in the ALM process. Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, allow the Corporation to effectively manage its interest rate risk position. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. As reflected in Table Twelve, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps at September 30, 2000 was $59.3 billion and $19.7 billion, respectively. The receive fixed interest rate swaps are primarily converting variable-rate commercial loans to fixed-rate. The net receive fixed position at September 30, 2000 was $39.6 billion notional compared to $37.3 billion notional at December 31, 1999. The Corporation had $7.6 billion notional and $8.0 billion notional of basis swaps at September 30, 2000 and December 31, 1999, respectively, linked primarily to loans and long-term debt. The Corporation had $31.3 billion notional and $35.1 billion notional of option products at September 30, 2000 and December 31, 1999, respectively. In addition, open foreign exchange contracts at September 30, 2000 had a notional amount of $5.9 billion compared to $6.2 billion at December 31, 1999.

    Table Twelve also summarizes the expected maturity and the average estimated duration, weighted average receive and pay rates and the net unrealized gains and losses at September 30, 2000 and December 31, 1999 of the Corporation's open ALM interest rate swaps, as well as the expected maturity and net unrealized gains and losses at September 30, 2000 and December 31, 1999 of the Corporation's open ALM basis swaps, options, futures and forward rate and foreign exchange contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized loss of $0.9 billion and $1.6 billion at September 30, 2000 and December 31, 1999, respectively. The ALM option products had a net unrealized loss of $111 million at September 30, 2000 and a net unrealized gain of $5 million at December 31, 1999. At September 30, 2000 and December 31, 1999, open foreign exchange contracts had a net unrealized loss of $299 million and $30 million, respectively.

     The amount of unamortized net realized deferred gains associated with closed ALM swaps was $113 million and $174 million at September 30, 2000 and December 31, 1999, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $99 million and $82 million at September 30, 2000 and December 31, 1999, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $19 million and $21 million at September 30, 2000 and December 31, 1999, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at September 30, 2000 and December 31, 1999.

     Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

     For a discussion of the Corporation's management of risk associated with mortgage production and servicing activities, see the "Noninterest Income" section on page 42. See Note Seven of the consolidated financial statements for information on the Corporation's ALM contracts.

Table Twelve
Asset and Liability Management Interest Rate and Foreign Exchange Contracts

------------------------------------------------------------------------------------------------------------------------------------
September 30, 2000
                                                                          Expected Maturity
                                        --------------------------------------------------------------------------------  Average
(Dollars in millions, average                 Fair                                                               After   Estimated
estimated duration in years)                  Value   Total      2000     2001      2002      2003      2004     2004     Duration
------------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                   $(843)                                                                            3.70
  Notional value                                     $59,334      $542    $3,867    $2,651    $13,015   $7,051   $32,208
  Weighted average receive rate                         6.36%     6.36%     6.26%     7.18%      5.64%   6.27%      6.62%
Total pay fixed swaps                         (54)                                                                            3.20
   Notional value                                    $19,728      $895    $4,358    $2,474     $2,520    $ 727    $8,754
   Weighted average pay rate                            6.87%     6.79%     6.44%     7.21%      7.10%    7.43%     6.88%
Basis swaps                                    (4)
  Notional value                                      $7,627     $   -     $ 587    $1,669     $5,219    $   -     $ 152
--------------------------------------------------
       Total swaps                           (901)
--------------------------------------------------
Option products                              (111)
  Notional amount                                     31,274     3,850     2,087       868      3,950    7,882    12,637
Futures and forward rate contracts             (4)
  Notional amount                                      1,454     1,454         -         -          -        -         -
--------------------------------------------------
   Total open interest rate contracts      (1,016)
Closed interest rate contracts(1)             193
--------------------------------------------------
    Net interest rate contract position      (823)
--------------------------------------------------
Open foreign exchange contracts              (299)
  Notional amount                                      5,916        55     1,072     1,396        238      573     2,582
--------------------------------------------------
    Total ALM contracts                   $(1,122)
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999
                                                                              Expected Maturity
                                        --------------------------------------------------------------------------------  Average
(Dollars in millions, average            Fair                                                                   After    Estimated
estimated duration in years)             Value      Total      2000      2001      2002      2003      2004     2004      Duration
------------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                 $(1,747)                                                                            2.75
  Notional amount                                    $63,002   $13,539   $11,493    $1,637    $12,894   $7,104   $16,335
  Weighted average receive rate                         6.15%     5.98%     6.43%     6.88%      5.60%    6.57%     6.28%
Total pay fixed swaps                         115                                                                             2.11
  Notional amount                                    $25,701    $6,893    $8,232    $3,175     $2,475    $ 719    $4,207
  Weighted average pay rate                             6.68%     6.84%     6.57%     6.23%      7.10%    7.46%     6.61%
Basis swaps                                    (6)
  Notional amount                                     $7,971     $ 743     $ 601    $1,669     $4,958    $   -     $   -
--------------------------------------------------
       Total swaps                         (1,638)
--------------------------------------------------
Option products                                 5
  Notional amount                                     35,134       505     2,088       868      1,950   15,661    14,062
Futures and forward rate contracts              3
  Notional amount                                        931       931         -         -          -        -         -
--------------------------------------------------
   Total open interest rate contracts      (1,630)
Closed interest rate contracts(1)             235
--------------------------------------------------
     Net interest rate contract position   (1,395)
--------------------------------------------------
Open foreign exchange contracts               (30)
  Notional amount                                      6,231       273     1,499     2,552        112      623     1,172
--------------------------------------------------
    Total ALM contracts                   $(1,425)
====================================================================================================================================
(1) Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Table Thirteen
Selected Quarterly Financial Data
------------------------------------------------------------------------------------------------------------------------------
                                                                                      2000 Quarters
                                                               ---------------------------------------------------------------
(Dollars in millions, except per share information)               Third                  Second                 First
------------------------------------------------------------------------------------------------------------------------------
Income statement
Interest income                                              $       11,265          $      10,737          $      10,086
Interest expense                                                      6,672                  6,106                  5,562
Net interest income                                                   4,593                  4,631                  4,524
Net interest income (taxable-equivalent basis)                        4,672                  4,709                  4,595
Provision for credit losses                                             435                    470                    420
Gains on sales of securities                                             11                      6                      6
Noninterest income                                                    3,645                  3,500                  4,046
Merger and restructuring charges                                        550                      -                      -
Other noninterest expense                                             4,410                  4,413                  4,623
Income before income taxes                                            2,854                  3,254                  3,533
Income tax expense                                                    1,025                  1,191                  1,293
Net income                                                            1,829                  2,063                  2,240
Net income available to common shareholders                           1,828                  2,061                  2,239
Average common shares issued and outstanding (in thousands)       1,639,392              1,653,495              1,669,311
------------------------------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                               1.06%                  1.23%                  1.38%
Return on average common shareholders' equity                         15.25                  17.63                  19.59
Total equity to total assets (period-end)                              6.98                   6.75                   6.90
Total average equity to total average assets                           6.97                   7.00                   7.07
Efficiency ratio                                                      53.01                  53.77                  53.49
Dividend payout ratio                                                 44.83                  39.94                  37.16
Shareholder value added                                      $          953          $         878          $       1,086
------------------------------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                     $         1.11          $        1.25          $        1.34
Diluted earnings                                                       1.10                   1.23                   1.33
Cash dividends paid                                                     .50                    .50                    .50
Book value                                                            28.69                  27.82                  27.28
------------------------------------------------------------------------------------------------------------------------------
Cash basis financial data (1)
Earnings                                                     $        2,044          $       2,281          $       2,457
Earnings per common share                                              1.25                   1.38                   1.47
Diluted earnings per common share                                      1.23                   1.36                   1.46
Return on average tangible assets                                      1.21%                  1.39%                  1.55%
Return on average tangible common shareholders' equity                23.78                  27.51                  30.83
Efficiency ratio                                                      50.43                  51.12                  50.98
Ending tangible equity to tangible assets                              5.09                   4.85                   4.90
------------------------------------------------------------------------------------------------------------------------------
Balance sheet (period-end)
Total loans and leases                                       $      402,592          $     400,817          $     382,085
Total assets                                                        671,725                679,538                656,113
Total deposits                                                      353,988                356,664                351,626
Long-term debt                                                       69,412                 69,245                 62,059
Trust preferred securities                                            4,955                  4,955                  4,955
Common shareholders' equity                                          46,785                 45,786                 45,222
Total shareholders' equity                                           46,859                 45,861                 45,299
------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (period-end)
Tier 1 capital                                                         7.32%                  7.40%                  7.42%
Total capital                                                         10.80                  11.03                  11.00
Leverage ratio                                                         6.06                   6.11                   6.17
------------------------------------------------------------------------------------------------------------------------------
Market price per share of common stock
 Closing                                                     $        52.38          $       43.00          $       52.44
 High                                                                 57.63                  61.00                  55.19
 Low                                                                  43.63                  42.98                  42.31
==============================================================================================================================
(1) Cash basis calculations exclude goodwill and other intangible assets and their related amortization expense.
------------------------------------------------------------------------------------------------------------------------------

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management" on page 57 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.


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

                                The Corporation and certain present and former
                           officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. Similar class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified but was dismissed. The Court of Appeals reversed the dismissal. A Petition for Review is pending in the Supreme Court of California. The remaining California actions have been consolidated, but have not been certified as class actions. The Missouri federal court has enjoined prosecution of those consolidated class actions as a class action. The plaintiffs who were enjoined have appealed that injunction to the United States Court of Appeals for the Eighth Circuit. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

                                Management believes that the actions and
                           proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 6. Exhibits           a)     Exhibits
and Reports on                    --------
Form 8-K
                           Exhibit  11 - Earnings Per Share Computation -
                                         included in  Note 8 of the consolidated
                                         financial statements
                           Exhibit 12(a) - Ratio of Earnings to Fixed Charges
                           Exhibit 12(b) - Ratio of Earnings to Fixed Charges
                                           and Preferred Dividends
                           Exhibit 27 - Financial Data Schedule

                           b)     Reports on Form 8-K
                                  -------------------

                           The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2000:

                           Current Report on Form 8-K dated July 17, 2000 and filed July 21, 2000, Items 5 and 7.

                           Current Report on Form 8-K dated July 26, 2000 and filed July 31, 2000, Items 5 and 7.

                           Current Report on Form 8-K dated September 19, 2000 and filed September 22, 2000, Items 5 and 7.

--------------------------------------------------------------------------------

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Bank of America Corporation
                                          ---------------------------
                                          Registrant


Date: November 14, 2000                   /s/ Marc D. Oken
      -----------------                   -------------------------------------
                                          MARC D. OKEN
                                          Executive Vice President and
                                          Principal Financial Executive
                                          (Duly Authorized Officer and
                                           Chief Accounting Officer)

                           Bank of America Corporation

                                    Form 10-Q

                                Index to Exhibits
--------------------------------------------------------------------------------


Exhibit           Description
-------           -----------
   11             Earnings Per Share Computation - included in Note 8 of the consolidated financial statements

   12(a)          Ratio of Earnings to Fixed Charges

   12(b)          Ratio of Earnings to Fixed Charges and Preferred Dividends

   27             Financial Data Schedule