Form 10-K
period 2000-12-31
BANK OF AMERICA CORP /DE/
filed 2001-03-19
CIK 70858

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                ---------------

                                   Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2000 - Commission File Number 1-6523

                                ---------------

                          Bank of America Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                                56-0906609
--------------------------------------   --------------------------------------
       (State of incorporation)            (IRS Employer Identification No.)

   Bank of America Corporate Center
      Charlotte, North Carolina                          28255
--------------------------------------   --------------------------------------
   (Address of principal executive                     (Zip Code)
               offices)

            (888) 279-3457
--------------------------------------
   (Registrant's telephone number,
         including area code)

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

                                 Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $83,761,700 (based on the March 7, 2001, closing price of Common Stock of $52.75 per share). As of March 7, 2001, there were 1,606,704,482 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Document of the Registrant            Form 10-K Reference Location
     Portions of the 2001 Proxy Statement            PART III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Bank of America Corporation

Form 10-K
--------------------------------------------------------------------------------

INDEX

                                                                                                 Page
                                                                       ------------------------------
Part I
         Item 1.  Business                                                                          2
                   General                                                                          2
                   Primary Market Areas                                                             2
                   Acquisition and Disposition Activity                                             2
                   Government Supervision and Regulation                                            2
                   Competition                                                                      5
                   Employees                                                                        6
                   Business Segment Operations                                                  13-21
                   Net Interest Income                                                          22-24
                   Securities                                                           31, 67, 74-76
                   Loans and Leases                                    25, 31-32, 35-46, 67-69, 78-80
                   Deposits                                                                    32, 81
                   Short-Term Borrowings and Trading Account
                    Liabilities                                                      33, 76-77, 82-84
                   Market Risk Management                                                       47-54
                   Selected Quarterly Operating Results                                            55
         Item 2.  Properties                                                                        6
         Item 3.  Legal Proceedings                                                                 6
         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                                           7
         Item 4A. Executive Officers of the Registrant                                              7
-----------------------------------------------------------------------------------------------------
Part II
         Item 5.  Market for Registrant's Common Stock and Related
                  Security Holder Matters                                                           8
         Item 6.  Selected Financial Data                                                           8
         Item 7.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                                8
         Item 7A. Quantitative and Qualitative Disclosures about
                  Market Risk                                                                      60
         Item 8.  Consolidated Financial Statements and
                  Supplementary Data                                                               60
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                             108
-----------------------------------------------------------------------------------------------------
Part III
         Item 10. Directors and Executive Officers of the Registrant                              108
         Item 11. Executive Compensation                                                          108
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                                                  108
         Item 13. Certain Relationships and Related Transactions                                  108
-----------------------------------------------------------------------------------------------------
Part IV
         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                             109

                                    PART I
Item 1. BUSINESS

General

  Bank of America Corporation (the "Corporation") is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. The Corporation and its subsidiaries are subject to supervision by various federal and state banking and other regulatory authorities. For addi-tional information about the Corporation and its operations, see Table Two and the narrative comments under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Segment Opera-tions." For additional information regarding regulatory matters, see "Govern-ment Supervision and Regulation" below.

  The principal executive offices of the Corporation are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.

Primary Market Areas

  Through its banking subsidiaries (the "Banks") and various nonbanking sub-sidiaries, the Corporation provides a diversified range of banking and non-banking financial services and products, primarily throughout the Mid-Atlantic (Maryland, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee), the Southwest (Arizona, Arkansas, New Mexico, Oklahoma and Texas), the Northwest (Oregon and Washington) and the West (Cali-fornia, Idaho and Nevada) regions of the United States and in selected inter-national markets. Management believes that these are desirable regions in which to be located. Based on the most recent available data, personal income levels in the states in these regions as a whole rose 5.2 percent year-to-year through the third quarter of 2000, compared to growth of 4.2 percent in the rest of the United States. In addition, the population in these states as a whole rose an estimated 1.2 percent between 1999 and 2000, compared to growth of 1.0 percent in the rest of the United States. Through December 2000, the average rate of unemployment in these states was 4.0 percent, ranging from Virginia's 2.1 percent to the District of Columbia's 6.3 percent, compared to a rate of unemployment of 4.2 percent in the rest of the United States. These states created almost 1.6 million new jobs in 2000, 2.2 percent above year-end 1999, compared to growth of 1.8 percent in the rest of the United States. The number of housing permits authorized remained at historically high levels dur-ing 2000 but was down 6.4 percent from record high activity in 1999.

  The Corporation has the leading bank deposit market share position in Cali-fornia, Florida, Georgia, Maryland, North Carolina, Texas and Washington. In addition, the Corporation ranks second in terms of bank deposit market share in Arizona, Arkansas, Kansas, Missouri, Nevada, New Mexico, South Carolina and the District of Columbia; third in Oklahoma and Virginia; fourth in Idaho and Oregon; fifth in Tennessee; ninth in Iowa; and tenth in Illinois.

Acquisition and Disposition Activity

  As part of its operations, the Corporation regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions and other businesses of a type eligible for financial holding company ownership or control. In addition, the Corporation regularly analyzes the values of, and submits bids for, the acquisition of customer-based funds and other liabili-ties and assets of such financial institutions and other businesses. The Cor-poration also regularly considers the potential disposition of certain of its assets, branches, subsidiaries or lines of businesses. As a general rule, the Corporation publicly announces any material acquisitions or dispositions when a definitive agreement has been reached.

  For additional information regarding the Corporation's acquisition activity, see Note Two of the consolidated financial statements on page 72.

Government Supervision and Regulation

 General

  As a registered bank holding company and financial holding company, the Cor-poration is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (the

"Federal Reserve Board"). The Banks are organized as national banking associa-tions, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller" or "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Federal Reserve Board and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indi-rectly affect the operations and management of the Corporation and its ability to make distributions to stockholders.

  A financial holding company, and the companies under its control, are per-mitted to engage in activities considered "financial in nature" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (includ-ing, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Fed-eral Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as the Banks, to engage in activities considered financial in nature through a financial subsidiary, sub-ject to certain conditions and limitations and with the approval of the Comp-troller.

 Interstate Banking

  Bank holding companies (including bank holding companies that also are financial holding companies) also are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any bank which is not already majority-owned by the bank holding company. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

  Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, with the surviving bank retaining interstate branches. The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branch-ing. The Corporation has consolidated its retail subsidiary banks into a sin-gle interstate bank (Bank of America, N.A.) headquartered in Charlotte, North Carolina, with full service branch offices in 21 states and the District of Columbia. In addition, the Corporation operates a limited purpose nationally chartered credit card bank (Bank of America, N.A. (USA)) headquartered in Phoenix, Arizona, and three nationally chartered bankers' banks: Bank of Amer-ica Oregon, N.A., headquartered in Portland, Oregon; Bank of America Califor-nia, N.A., headquartered in Walnut Creek, California; and Bank of America Georgia, N.A., headquartered in Atlanta, Georgia.

 Changes in Regulations

  Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any propos-als or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

 Capital and Operational Requirements

  The Federal Reserve Board, the Comptroller and the FDIC have issued substan-tially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or antic-ipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying pre-ferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an orig-inal maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause pre-cluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsoli-dated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Corporation's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2000 were 7.5 percent and 11.04 percent, respec-tively. At December 31, 2000, the Corporation had no subordinated debt that qualified as Tier 3 capital.

  The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is three percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above three percent. The Corporation's leverage ratio at December 31, 2000 was 6.12 percent. The Corporation meets its leverage ratio require-ment.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapi-talized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes pro-gressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classi-fied. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guaran-tee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the par-ent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

  The various regulatory agencies have adopted substantially similar regula-tions that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least 10 percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks is considered well capitalized.

  Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an insti-tution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the Corporation, and any Bank with significant trading activity, must incorpo-rate a measure for market risk in their regulatory capital calculations.

 Distributions

  The Corporation's funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, and funds used to pay principal and interest on its indebtedness, however, is dividends received from the Banks. Each of the Banks is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is autho-rized to determine under certain circumstances relating to the financial con-dition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

  In addition, the ability of the Corporation and the Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Corporation, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further sub-ject to the prior claims of creditors of the respective subsidiaries.

 Source of Strength

  According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default - the other Banks may be assessed for the FDIC's loss, subject to certain exceptions.

Competition

  The activities in which the Corporation and its four major business segments (Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking, and Equity Investments) engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies. The Corporation also competes against banks and thrifts owned by nonregulated diversified corporations and other entities which offer financial services, located both domestically and internationally and through alternative delivery channels such as the Internet. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices.

  The commercial banking business in the various local markets served by the Corporation's business segments is highly competitive. The four major business segments compete with other banks, thrifts, finance companies and other busi-nesses which provide similar services. The business segments actively compete in commercial lending activities with local, regional and international banks and nonbank financial organizations, some of which are larger than certain of the Corporation's nonbanking subsidiaries and the Banks. In its consumer lend-ing operations, the competitors of the business segments include other banks, thrifts, credit unions, finance companies and other nonbank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the Corporation's nonbanking subsidiaries compete with other banking and investment banking firms, investment advisory firms, broker-age firms, investment companies and other organizations offering similar serv-ices. The Corporation's mortgage banking units compete with banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banks also compete with other banks, trust companies, insurance agents, thrifts, financial counselors and other fiduciaries for personal trust busi-ness. The Corporation and its four major business segments also actively com-pete for funds. A primary source of funds for the Banks is deposits, and com-petition for deposits includes other deposit-taking organizations, such as banks, thrifts, and credit unions, as well as money market mutual funds.

  The Corporation's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and Regula-tion - General" for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

  As of December 31, 2000, there were 142,724 full-time equivalent employees within the Corporation and its subsidiaries. Of the foregoing employees, 78,500 were employed within Consumer and Commercial Banking, 5,764 were employed within Asset Management, 8,816 were employed within Global Corporate and Investment Banking and 280 were employed within Equity Investments. The remainder were employed elsewhere within the Corporation and its subsidiaries.

  Approximately 5,000 non-officer employees in the State of Washington are subject to a collective bargaining agreement. These employees work for the Washington Division of Bank of America, N.A. None of the other domestic employees within the Corporation is subject to a collective bargaining agree-ment. Management considers its employee relations to be good.

Item 2. PROPERTIES

  As of December 31, 2000, the principal offices of the Corporation, and its Consumer and Commercial Banking, Asset Management and Equity Investments busi-ness segments, were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the Corpora-tion. The Corporation occupies approximately 514,000 square feet and leases approximately 601,000 square feet to third parties at market rates, which rep-resents substantially all of the space in this facility. As of December 31, 2000, the principal offices of Global Corporate and Investment Banking were located at 555 California Street in San Francisco, California. A subsidiary of the Corporation has a 50 percent ownership interest in this building through a joint venture partnership, and the Corporation leases approximately 418,000 square feet in this building from the partnership.

  The Corporation also leases or owns a significant amount of space worldwide, in addition to these facilities in Charlotte and San Francisco. As of December 31, 2000, the Corporation and its subsidiaries owned or leased approximately 11,259 locations in 46 states, the District of Columbia and 37 foreign coun-tries.

Item 3. LEGAL PROCEEDINGS

  In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various clas-ses of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.

  The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about losses of the former BankAmerica Corporation ("BankAmerica") relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various federal and state laws. The amended com-plaint also alleges that the proxy statement-prospectus of August 4, 1998 falsely stated that the merger ("Merger") of BankAmerica and the Corporation's predecessor, NationsBank Corporation ("NationsBank"), would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. The court has preliminarily ordered the parties to be ready for trial by September 2001. A former NationsBank stock-holder who opted out of the federal class action has recently commenced an action asserting claims substantially similar to the claims relating to D.E. Shaw set forth in the consolidated action. The Corporation has moved to con-solidate the individual action with the federal class action. Similar class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998 falsely stated that the Merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified as a class. A lower court order dismissing that action was recently reversed on appeal, and discovery in that action has commenced. The remaining California actions have been consolidated, but have not been certified as class actions. The Missouri federal court has enjoined prosecution of those consolidated class actions as a class action. The plaintiffs who were enjoined have appealed that injunction to the United States Court of Appeals for the Eighth Circuit. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

  Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggre-gate to the Corporation's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2000.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each current executive officer and the principal accounting officer of the Corporation are listed below along with such offi-cer's business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders.

  Edward J. Brown III, age 52, President, Global Corporate and Investment Banking. Mr. Brown was named to his present position in December 2000. From September 1998 to December 2000, he served as President, Global Capital Rais-ing and Global Capital Markets. Prior to that time, from June 1997 to Septem-ber 1998, he served as President, Global Finance, and from 1988 to June 1997, he served as President, Corporate Banking. He first became an officer in 1974. He also serves as a director of Bank of America, N.A.

  James H. Hance, Jr., age 56, Vice Chairman and Chief Financial Officer. Mr. Hance was named Chief Financial Officer in August 1988, and was named Vice Chairman in October 1993. He first became an officer in 1987. He also serves as a director of the Corporation and as Vice Chairman and a director of Bank of America, N.A.

  Kenneth D. Lewis, age 53, President and Chief Operating Officer. Mr. Lewis was named President in January 1999 and Chief Operating Officer in October 1999. Prior to that time, he served as President, Consumer and Commercial Banking, from October 1998 to January 1999, and as President from October 1993 to October 1998. He first became an officer in 1971. Mr. Lewis also serves as a director of the Corporation and as President and a director of Bank of Amer-ica, N.A.

  Hugh L. McColl, Jr., age 65, Chairman of the Board and Chief Executive Offi-cer. Mr. McColl has served as Chairman of the Board for at least five years except from January 7, 1997 until September 30, 1998. He first became an offi-cer in 1962. He also serves as a director of the Corporation and as Chairman, Chief Executive Officer and a director of Bank of America, N.A.

  Marc D. Oken, age 54, Executive Vice President and Principal Financial Exec-utive. Mr. Oken was named to his present position in October 1998. From June 1989 to October 1998, he served as Chief Accounting Officer. He first became an officer in 1989.

  F. William Vandiver, Jr., age 58, Corporate Risk Management Executive. Mr. Vandiver was named to his present position in October 1998. From June 1997 to October 1998, he served as Chairman, Corporate Risk Policy. Prior to that time, from January 1996 to June 1997, he served as President, Global Finance. He first became an officer in 1968. He also serves as Vice Chairman and a director of Bank of America, N.A.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
      MATTERS

  The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange and the Pacific Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange for the periods indicated:

                               Quarter                       High                          Low
                               ------------------------------------------------------------------
               1999            first                       $74 1/2                      $59 1/2
                               second                       76 1/8                       61 1/2
                               third                        76 3/8                       53 1/4
                               fourth                       67 1/2                       47 5/8
               2000            first                        55 3/16                      42 5/16
                               second                       61                           42 63/64
                               third                        57 5/8                       43 5/8
                               fourth                       54 3/4                       36 5/16

  As of March 2, 2001, there were 256,883 record holders of Common Stock. Dur-ing 1999 and 2000, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:

                                           Quarter                                     Dividend
                                           ----------------------------------------------------
                   1999                    first                                         $.45
                                           second                                         .45
                                           third                                          .45
                                           fourth                                         .50
                   2000                    first                                          .50
                                           second                                         .50
                                           third                                          .50
                                           fourth                                         .56

  For additional information regarding the Corporation's ability to pay divi-dends, see "Government Supervision and Regulation - Distributions" and Note Fourteen of the consolidated financial statements on page 91.

Item 6. SELECTED FINANCIAL DATA

See Table One in Item 7 for Selected Financial Data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  On September 30, 1998, Bank of America Corporation (the Corporation), for-merly NationsBank Corporation (NationsBank), completed its merger (the Merger) with the former BankAmerica Corporation (BankAmerica). In addition, on January 9, 1998, the Corporation completed its merger with Barnett Banks, Inc. (Bar-nett). The BankAmerica and Barnett mergers were each accounted for as a pool-ing of interests and, accordingly, all financial information has been restated for all periods presented.

  This report on Form 10-K contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Corporation. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expres-sions are intended to identify such forward-looking statements. These state-ments are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-K should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

  The possible events or factors include the following: the Corporation's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios; syndications or participations of loans; retention of resi-dential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The level of nonperforming assets, charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentra-tions of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet posi-tions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate con-tracts and the wholesale and retail funding sources of the Corporation. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

  In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the for-ward-looking statements include the following: projected business increases following process changes and productivity and investment initiatives are lower than expected or do not pay for severance or other related costs as quickly as anticipated; competition with other local, regional and interna-tional banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the Internet; interest rate, market and monetary fluctuations; inflation; market volatility; general eco-nomic conditions and economic conditions in the geographic regions and indus-tries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation; and man-agement's ability to manage these and other risks.

2000 Compared to 1999

Overview

  The Corporation is a Delaware corporation, a bank holding company and a financial holding company, and is headquartered in Charlotte, North Carolina. The Corporation operates in 21 states and the District of Columbia and has offices located in 37 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services both domestically and internationally through four major business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking, and Equity Investments. At December 31, 2000, the Corporation had $642 billion in assets and approximately 143,000 full-time equivalent employees.

  The remainder of management's discussion and analysis of the Corporation's results of operations and financial position should be read in conjunction with the consolidated financial statements and related notes presented on pages 60 through 107.

  Refer to Table One and Table Twenty-Three for annual and quarterly selected financial data, respectively.

Key performance highlights for 2000 compared to 1999:

 . Net income totaled $7.5 billion, or $4.52 per common share (diluted) for 2000 compared to $7.9 billion, or $4.48 per common share (diluted) for 1999. Excluding merger and restructuring charges for both periods, net income totaled $7.9 billion, or $4.72 per common share (diluted) for 2000 compared to $8.2 billion, or $4.68 per common share (diluted) for 1999.

 . Cash basis ratios on an operating basis measure performance excluding good-will and other intangible assets and their related amortization expense. Cash basis diluted earnings per common share was $5.24, an increase of $0.05 per share. Return on average tangible common shareholders' equity was 26.06 percent, a decrease of 240 basis points. The cash basis efficiency ratio was
  51.78 percent, an improvement of 79 basis points, primarily due to a three percent increase in noninterest income.

 . The return on average common shareholders' equity was 15.96 percent, a decrease of 97 basis points. Excluding merger and restructuring charges, the return on average common shareholders' equity decreased 100 basis points to
  16.70 percent.

 . Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. Total revenue was $33.3 billion, an increase of $732 million.

  . Net interest income increased $312 million to $18.8 billion. Managed loan growth, particularly in consumer products, higher levels of customer-based deposits and equity and an increased trading- related contribution were partially offset by spread compression, the impact of securitizations and asset sales, the cost of share repurchases and dete-rioration in auto lease residual values. Average managed loans and leases were $418.6 billion, a $36.2 billion increase, primarily due to a 14 per-cent increase in consumer loans and leases. Average customer-based depos-its grew to $299.6 billion, a $7.9 billion increase. The net interest yield was 3.22 percent, a 25 basis point decline. The decrease was pri-marily due to spread compression, higher levels of lower yielding trad-ing-related assets and the cost of share repurchases.

  . Noninterest income was $14.5 billion, a $420 million increase. The increase in income from fee-based businesses was partially offset by a $729 million decrease in other income to $775 million. Other income in 2000 included $300 million in charges related to the deterioration of auto lease residual values, partially offset by a $187 million gain on the sale of the Corporation's factoring unit. Other income in 1999 included an $89 million gain on the sale of certain businesses, $80 mil-lion from securitization gains and a $63 million gain on the sale of sub-stantially all remaining out-of-franchise credit card loans. Consumer and Commercial Banking experienced a $223 million, or 11 percent, increase in card income to $2.2 billion as success in the growth strategy led to higher purchase volume and a higher number of active debit and credit card accounts. Income from investment and brokerage services increased $92 million to $1.5 billion in the Asset Management segment as a result of new asset management business and market growth combined with produc-tivity increases in consumer brokerage. Global Corporate and Investment Banking had significant increases in trading account profits and invest-ment banking income. Trading account profits increased $335 million, or 22 percent, to $1.8 billion driven by higher revenues from interest rate contracts and equities and equity derivatives, partially offset by decreases in fixed income activities and foreign exchange contracts. Investment banking income increased $101 million to $1.5 billion, primar-ily attributable to growth in equity underwriting. Equity Investments had equity investment gains of $993 million, reflecting an increase of $247 million, and included gains in both the principal investing and strategic technology and alliances areas.

 . The provision for credit losses was $2.5 billion, a $715 million increase.
  Net charge-offs were $2.4 billion, or 0.61 percent of average loans and leases. The increase in net charge-offs of $400 million, or six basis points, was driven primarily by higher losses in the commercial - domestic loan portfolio. Nonperforming assets were $5.5 billion, or 1.39 percent of loans, leases and foreclosed properties at December 31, 2000, a $2.3 bil-lion, or 53 basis point increase. The increase reflects a rise in nonperforming loans in the commercial - domestic loan portfolio, resulting from credit deterioration which occurred during the second half of the year, and in the real estate secured consumer finance loan portfolio, resulting from continued seasoning of earlier growth in this portfolio. The allowance for credit losses remained essentially unchanged at $6.8 billion at both December 31, 2000 and December 31, 1999.

 . Other noninterest expense remained essentially unchanged at $18.1 billion, as increases due to inflation and business growth were offset by productiv-ity and investment initiatives.

Employee-Related Matters

Bank of America Pension Plan

  The Corporation and the BankAmerica 401(k) retirement plans were combined effective June 30, 2000. With the introduction of the revised Bank of America retirement plan, qualified employees from the former BankAmerica Corporation who were currently active had a one-time opportunity to transfer certain assets in their 401(k) plan account to their Bank of America Pension Plan (pension plan) account effective August 4, 2000. The total amount of 401(k) plan assets transferred to the pension plan was $1.3 billion. The pension plan (which is a cash balance type of pension plan) has a balance guarantee fea-ture, applied at the time a benefit payment is made from the plan, that pro-tects the transferred portion of participants' accounts from future market downturns. The Corporation is responsible for funding any shortfall on the guarantee feature.

Productivity and Investment Initiatives

  As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax restructuring charge of $550 million ($346 million after-tax) in 2000 which is included in merger and restructuring charges in the Consolidated Statement of Income. As part of these initiatives and in order to reallocate resources, the Corporation announced that it would eliminate 9,000 to 10,000 positions, or six to seven percent of its workforce, over a twelve-month period. Of the $550 million restructuring charge, approxi-mately $475 million will be used to cover severance and related costs and $75 million will be used for other costs related to process change and channel consolidation. Over half of the severance and related costs are related to management positions which were eliminated in a review of span of control and management structure. The restructuring charge includes severance and related payments for 8,300 positions, which are company-wide and across all levels. The difference between the 8,300 positions and the 10,000 positions initially announced is expected to come from normal attrition. Through December 31, 2000, there were approximately 6,800 employees who had entered severance sta-tus as part of these initiatives. The remaining 1,500 positions associated with the July 2000 growth initiative announcement have been identified, and the employees in these positions will be notified by June 30, 2001. Cash pay-ments applied to the restructuring reserve in 2000 were approximately $209 million primarily related to severance costs, and noncash reductions were $48 million, primarily related to restricted stock vesting accelerations. The remaining restructuring reserve balance was $293 million at December 31, 2000. Approximately $132 million of the remaining restructuring reserve is related to future payments for employees who have entered severance status.

  Processes are being reviewed across the Corporation to ensure that it is organized around its customers and their needs. Significant process changes and productivity improvements, primarily in the infrastructure of the opera-tions, are expected in consumer real estate, payments processing, imaging, commercial loan processing and branch support.

  The savings that are identified are targeted for reinvestment in areas that the Corporation believes provide the best growth opportunities. Among these areas are e-commerce, asset management and private banking, card and payment businesses and the investment banking platform.

Table One
Five-Year Summary of Selected Financial Data
--------------------------------------------------------------------------------

(Dollars in millions,
except per share
information)                 2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------

Operating Basis(/1/)
Income statement
Interest income           $   43,258  $   37,323  $   38,588  $   37,333  $   33,636
Interest expense              24,816      19,086      20,290      18,901      16,682
Net interest income           18,442      18,237      18,298      18,432      16,954
Net interest income
 (taxable-equivalent
 basis)                       18,764      18,452      18,461      18,589      17,082
Provision for credit
 losses                        2,535       1,820       2,920       1,904       1,645
Gains on sales of
 securities                       25         240       1,017         271         147
Noninterest income            14,489      14,069      12,189      11,756       9,604
Other noninterest
 expense                      18,083      17,986      18,741      17,625      15,351
Income before income
 taxes                        12,338      12,740       9,843      10,930       9,709
Income tax expense             4,475       4,500       3,353       4,124       3,651
Net income                     7,863       8,240       6,490       6,806       6,058
-------------------------------------------------------------------------------------
Performance ratios
Return on average assets        1.17%       1.34%       1.11%       1.25%       1.25%
Return on average common
 shareholders' equity          16.70       17.70       14.54       15.88       17.04
Efficiency ratio               54.38       55.30       61.15       58.08       57.52
Shareholder value added   $    3,081  $    3,544  $    2,056  $    2,603  $    2,477
-------------------------------------------------------------------------------------
Per common share data
Earnings                  $     4.77  $     4.77  $     3.73  $     3.86  $     3.58
Diluted earnings                4.72        4.68        3.64        3.76        3.51
-------------------------------------------------------------------------------------
Cash basis financial
 data(/2/)
Earnings                  $    8,727  $    9,128  $    7,392  $    7,661  $    6,602
Earnings per common
 share                          5.30        5.28        4.25        4.36        3.91
Diluted earnings per
 common share                   5.24        5.19        4.15        4.24        3.84
Return on average
 tangible assets                1.33%       1.52%       1.30%       1.45%       1.39%
Return on average
 tangible common
 shareholders' equity          26.06       28.46       25.24       27.77       24.60
Efficiency ratio               51.78       52.57       58.20       55.27       55.49
-------------------------------------------------------------------------------------

As Reported
Income statement
Merger and restructuring
 charges                  $      550  $      525  $    1,795  $      374  $      398
Income before income
 taxes                        11,788      12,215       8,048      10,556       9,311
Income tax expense             4,271       4,333       2,883       4,014       3,498
Net income                     7,517       7,882       5,165       6,542       5,813
Net income available to
 common shareholders           7,511       7,876       5,140       6,431       5,611
Average common shares
 issued and outstanding
 (in thousands)            1,646,398   1,726,006   1,732,057   1,733,194   1,638,382
-------------------------------------------------------------------------------------
Performance ratios
Return on average assets        1.12%       1.28%       0.88%       1.20%       1.20%
Return on average common
 shareholders' equity          15.96       16.93       11.56       15.26       16.32
Total equity to total
 assets (at year end)           7.42        7.02        7.44        7.81        7.91
Total average equity to
 total average assets           7.02        7.55        7.67        8.02        7.61
Dividend payout ratio          45.02       40.54       50.18       32.09       30.05
-------------------------------------------------------------------------------------
Per common share data
Earnings                  $     4.56  $     4.56  $     2.97  $     3.71  $     3.42
Diluted earnings                4.52        4.48        2.90        3.61        3.36
Cash dividends paid             2.06        1.85        1.59        1.37        1.20
Book value                     29.47       26.44       26.60       25.49       22.10
-------------------------------------------------------------------------------------
Cash basis financial
 data(/2/)
Earnings                  $    8,381  $    8,770  $    6,067  $    7,397  $    6,357
Earnings per common
 share                          5.09        5.08        3.49        4.20        3.76
Diluted earnings per
 common share                   5.03        4.98        3.41        4.09        3.69
Return on average
 tangible assets                1.27%       1.46%       1.07%       1.40%       1.34%
Return on average
 tangible common
 shareholders' equity          25.03       27.34       20.70       26.80       23.65
Ending tangible equity
 to tangible assets             5.48        4.92        5.18        5.19        6.31
-------------------------------------------------------------------------------------
Balance sheet (at year
 end)
Total loans and leases    $  392,193  $  370,662  $  357,328  $  342,140  $  317,709
Total assets                 642,191     632,574     617,679     570,983     477,702
Total deposits               364,244     347,273     357,260     346,297     309,100
Long-term debt                67,547      55,486      45,888      42,887      40,041
Trust preferred
 securities                    4,955       4,955       4,954       4,578       2,942
Common shareholders'
 equity                       47,556      44,355      45,866      43,907      35,429
Total shareholders'
 equity                       47,628      44,432      45,938      44,584      37,793
-------------------------------------------------------------------------------------
Risk-based capital
 ratios (at year
 end)(/3/)
Tier 1 capital                  7.50%       7.35%       7.06%       6.50%       7.76%
Total capital                  11.04       10.88       10.94       10.89       12.66
Leverage ratio                  6.12        6.26        6.22        5.57        7.09
-------------------------------------------------------------------------------------
Market price per share
 of common stock
Closing                   $    45.88  $    50.19  $    60.13  $    60.81  $    48.88
High                           61.00       76.38       88.44       71.69       52.63
Low                            36.31       47.63       44.00       48.00       32.19
-------------------------------------------------------------------------------------

(1) Operating basis excludes merger and restructuring charges.
(2) Cash basis calculations exclude goodwill and other intangible assets and the related amortization expense.
(3) Ratios prior to 1998 have not been restated to reflect the impact of the BankAmerica and Barnett mergers.

Business Segment Operations

  The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. In 2000, the Corporation realigned its business segments to report the results of the Cor-poration's operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments.

  The business segments summarized in Table Two are primarily managed with a focus on various performance measures including total revenue, net income, shareholder value added (SVA), return on average equity and efficiency. These performance measures are also presented on a cash basis which excludes the impact of goodwill and other intangible assets and their related amortization expense. Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. The net interest yield of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity is allocated to each business segment based on an assessment of its inherent risk. SVA is a new performance measure that is better aligned with the Corporation's growth strategy orienta-tion and strengthens the Corporation's focus on generating shareholder value. SVA is defined as cash basis operating earnings less a charge for the use of capital. The capital charge is calculated by multiplying 12 percent (manage-ment's estimate of the shareholder's minimum required rate of return on capi-tal invested) by average total common shareholders' equity (at the Corporation level) and by average allocated equity (at the business segment level).

  See Note Nineteen of the consolidated financial statements for additional business segment information and reconciliations to consolidated amounts. Additional information on noninterest income can be found in the "Noninterest Income" section beginning on page 25. Certain prior period amounts have been reclassified between segments and their components (presented after Table Two) to conform to the current period presentation.

Table Two
Business Segment Summary
-------------------------------------------------------------------------------

   For the year ended
      December 31

                            Consumer and                        Global Corporate
                             Commercial            Asset         and Investment          Equity
                            Banking(/2/)      Management(/2/)     Banking(/2/)      Investments(/2/)
                          ------------------  ----------------  ------------------  ------------------
(Dollars in millions)       2000      1999     2000     1999      2000      1999      2000     1999
------------------------------------------------------------------------------------------------------
Net interest income(/1/)  $ 13,656  $ 13,681  $   641  $   580  $  4,278  $  3,904  $   (143) $   (89)
Noninterest income           6,965     7,398    1,643    1,561     4,687     4,338     1,007      775
------------------------------------------------------------------------------------------------------
  Total revenue             20,621    21,079    2,284    2,141     8,965     8,242       864      686
Net income                   4,643     4,756      601      510     2,052     2,292       460      330
Cash basis earnings          5,311     5,450      625      535     2,213     2,450       471      341
Shareholder value added      2,417     2,593      413      330       556       848       243      176
Net interest yield            4.82%     5.24%    2.78%    2.98%     2.07%     2.13%      n/m      n/m
Average equity to
 average assets               7.77      8.26     7.41     8.39      5.64      6.14     34.70%   36.44%
Return on average equity      19.2      20.0     34.0     29.9      14.9      17.2      24.3     24.1
Return on tangible
 equity                       27.4      29.1     39.3     35.3      17.7      20.4      25.9     26.3
Efficiency ratio              55.8      57.0     55.0     57.6      57.1      55.9      12.7     18.6
Cash basis efficiency
 ratio                        52.6      53.7     53.9     56.4      55.3      54.0      11.4     17.0
Average:
  Total loans and leases  $258,848  $235,966  $22,130  $18,725  $111,323  $108,246  $    436  $   309
  Total deposits           255,153   251,580   11,366   11,405    69,980    65,057        14        9
  Total assets             310,457   288,298   23,814   20,306   244,893   217,498     5,460    3,768
Year end:
  Total loans and leases  $256,666  $243,580  $23,717  $20,601  $111,295  $106,203  $    497  $   402
  Total deposits           262,202   254,596   12,360   11,173    70,108    64,708        35        3
  Total assets             314,207   295,785   26,302   22,040   225,080   222,458     6,703    4,914
------------------------------------------------------------------------------------------------------

n/m = not meaningful
(1) Net interest income is presented on a taxable-equivalent basis.
(2) There were no material intersegment revenues among the four business seg-ments.

 Consumer and Commercial Banking

  Consumer and Commercial Banking provides a wide array of products and serv-ices to individuals, small businesses and middle market companies through mul-tiple delivery channels.

  The Corporation's market share in the consumer and commercial businesses is significant across some of the fastest growing regions of the United States. The Corporation continues its strategy of focusing entirely on the customer in terms of sales and service. The results in 2000 also reflect the Corporation's continued focus on Card Services as a growth area as end of period managed consumer card outstandings increased 16 percent, debit and credit card pur-chase volume increased 17 percent and merchant processing volume increased 18 percent. The Corporation also experienced success in the middle market banking business by providing more investment banking services to its commercial cus-tomer base.

    Consumer and Commercial Banking
    -----------------------------------------------------------

                                    Year Ended
                                    December 31
                                  ----------------
     (Dollars in millions)         2000     1999
    -----------------------------------------------
     Net interest income          $13,656  $13,681
     Noninterest income             6,965    7,398
    -----------------------------------------------
       Total revenue               20,621   21,079
     Cash basis earnings            5,311    5,450
     Shareholder value added        2,417    2,593
     Cash basis efficiency ratio     52.6%    53.7%
    -----------------------------------------------

 . Total revenue included charges related to the deterioration of auto lease residual values of $455 million and $71 million in 2000 and 1999, respec-tively. Net interest income and noninterest income included auto lease residual charges of $155 million and $300 million, respectively, in 2000 and $48 million and $23 million, respectively, in 1999.

  . Net interest income was essentially flat as loan growth of five percent was offset by spread compression and higher auto lease residual charges.

  . Strong card income growth of 11 percent and higher service charges for the year were offset by higher auto lease residual charges, lower mort-gage servicing income and lower gains on loan sales and securitizations. The decline in mortgage servicing income was the result of an adjustment to mortgage servicing rights in the prior year to reflect lower expected mortgage prepayments.

 . Excluding auto lease residual charges in 2000 and 1999, cash basis earnings for the year ended December 31, 2000 rose two percent due to a decline in expenses.

  . Noninterest expense was down four percent due to productivity and growth initiatives even as the Corporation increased investments in Card Serv-ices, e-commerce and marketing.

  . The provision for credit losses decreased four percent due to improved credit quality in the credit card portfolio, partially offset by credit deterioration within commercial banking.

  The major components of Consumer and Commercial Banking are Banking Regions, Consumer Products and Commercial Banking.

 Banking Regions

  Banking Regions serves consumer households in 21 states and the District of Columbia and overseas through its extensive network of approximately 4,500 banking centers, 13,000 ATMs, telephone and Internet channels on www.bankofamerica.com. Banking Regions provides a wide array of products and services, including deposit products such as checking, money market savings accounts, time deposits and IRAs, and credit products such as home equity, mortgage, personal auto loans and auto leasing. Banking Regions also includes small business banking providing treasury management, credit services, commu-nity investment, debit card, e-commerce and brokerage services to over two million small business relationships across the franchise.

    Banking Regions
    -----------------------------------------------------------

                                   Year Ended
                                   December 31
                                  --------------
     (Dollars in millions)         2000    1999
    ---------------------------------------------
     Net interest income          $8,456  $8,437
     Noninterest income            3,584   3,415
    ---------------------------------------------
       Total revenue              12,040  11,852
     Cash basis earnings           3,095   2,898
     Shareholder value added       1,739   1,488
     Cash basis efficiency ratio    57.8%   61.5%
    ---------------------------------------------

 . Total revenue for the year ended December 31, 2000 increased two percent primarily due to a rise in noninterest income while net interest income remained essentially unchanged.

  . Loan growth, primarily in home equity lending, and deposit growth had a positive effect on net interest income but was offset by spread compres-sion and 1999 loan sales.

  . Noninterest income increased five percent primarily due to a 44 percent increase in card income driven by a higher number of active debit cards and a higher number of debit card transactions per account and an increase in consumer service charges of five percent throughout all Banking Regions.

 . Cash basis earnings increased seven percent for the year ended December 31, 2000, primarily attributable to a decrease in noninterest expense. The decrease in noninterest expense was driven by merger-related savings and lower one-time merger transition costs.

 Consumer Products

  Consumer Products provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and Internet, student lending and certain insurance services. Consumer Products also provides auto loans, retail finance programs to dealerships and lease financing of new and used cars.

    Consumer Products
    -----------------------------------------------------------

                                   Year Ended
                                   December 31
                                  --------------
     (Dollars in millions)         2000    1999
    ---------------------------------------------
     Net interest income          $3,108  $3,091
     Noninterest income            2,447   3,102
    ---------------------------------------------
       Total revenue               5,555   6,193
     Cash basis earnings           1,456   1,628
     Shareholder value added         434     681
     Cash basis efficiency ratio    44.0%   42.8%
    ---------------------------------------------

 . Net interest income remained essentially unchanged year-over-year as loan growth was offset by charges related to the deterioration of auto lease residual values.

 . Managed Consumer Card Services' core business experienced 10 percent growth in core noninterest income primarily due to a 10 percent increase in its average core loan portfolio. This increase was offset by higher auto lease residual charges, lower mortgage servicing income and gains on loan sales and securitizations in 1999.

 . The four percent increase in cash basis earnings for the year ended Decem-ber 31, 2000, excluding auto lease residual charges in 2000 and 1999, was primarily due to a decrease in noninterest expense.

  . Noninterest expense decreased seven percent and was driven by expense reduction initiatives.

  . The provision for credit losses decreased 20 percent primarily due to improved credit quality in the credit card portfolio.

 Commercial Banking

  Commercial Banking provides commercial lending and treasury management serv-ices to middle market companies with annual revenue between $10 million and $500 million. These services are available through relationship manager teams as well as through alternative channels such as the telephone via the commer-cial service center and the Internet by accessing Bank of America Direct.

    Commercial Banking
    -----------------------------------------------------------

                                   Year Ended
                                   December 31
                                  --------------
     (Dollars in millions)         2000    1999
    ---------------------------------------------
     Net interest income          $2,092  $2,153
     Noninterest income              934     881
    ---------------------------------------------
       Total revenue               3,026   3,034
     Cash basis earnings             760     924
     Shareholder value added         244     424
     Cash basis efficiency ratio    47.8%   45.9%
    ---------------------------------------------

 . Noninterest income increased six percent and was offset by a three percent decrease in net interest income. Total revenue for the year ended December 31, 2000 remained essentially unchanged.

  . The increase in noninterest income was attributable to higher middle market investment banking fees and higher corporate service charges.

  .  Net interest income decreased primarily due to spread compression.

 . An increase in the provision for credit losses and higher noninterest expense resulted in an 18 percent decline in cash basis earnings for the year ended December 31, 2000.

  . The provision for credit losses more than doubled as a result of credit deterioration in the commercial- domestic loan portfolio.

  . Noninterest expense increased three percent primarily due to higher expenses related to the increase in the middle market investment banking business.

 Asset Management

  Asset Management includes the Private Bank, Banc of America Capital Manage-ment and Banc of America Investment Services, Inc. The Private Bank offers financial solutions to high-net-worth clients and foundations in the U.S. and internationally by providing customized asset management and credit, financial advisory, fiduciary, trust and banking services. Banc of America Capital Man-agement offers management of equity, fixed income, cash, and alternative investments; manages the assets of individuals, corporations, municipalities, foundations and universities, and public and private institutions; and pro-vides advisory services to the Corporation's affiliated family of mutual funds. Banc of America Investment Services, Inc. provides both full-service and discount brokerage services through investment professionals located throughout the franchise and a brokerage web site that provides customers a wide array of market analyses, investment research and self-help tools, account information and transaction capabilities.

  The Corporation's strategy to focus on and grow the asset management busi-ness is evident in the results for 2000. The 12 percent growth in assets under management since December 31, 1999 and the seven percent growth in revenue for the year ended December 31, 2000 reveal that customers are buying more invest-ment products from the Corporation's Asset Management group. Assets under man-agement rose $30 billion to $277 billion at December 31, 2000 compared to December 31, 1999. Assets of the Nations Funds family of mutual funds reached $107 billion at December 31, 2000, driven by increases in equity, fixed income and money market funds.

  Effective January 2, 2001, the Corporation acquired the remaining 50 percent of Marsico Capital Management LLC (Marsico) for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm specializing in large capitalization growth stocks. Marsico manages $15 billion in assets and has experienced com-pounded annual revenue growth of over 460 percent since its inception in 1997. The Corporation expects Marsico to benefit the Corporation's marketing of investment capabilities to financial intermediaries and institutional clients.

    Asset Management
    -----------------------------------------------------------

                                   Year Ended
                                   December 31
                                  --------------
     (Dollars in millions)         2000    1999
    ---------------------------------------------
     Net interest income          $  641  $  580
     Noninterest income            1,643   1,561
    ---------------------------------------------
       Total revenue               2,284   2,141
     Cash basis earnings             625     535
     Shareholder value added         413     330
     Cash basis efficiency ratio    53.9%   56.4%
    ---------------------------------------------

 .  Total revenue increased seven percent for the year ended December 31, 2000.
   The increase was attributable to increases in both net interest income and noninterest income.

  . Net interest income increased 11 percent due to strong loan growth in the commercial loan portfolio.

  . Noninterest income increased five percent primarily due to increased investment and brokerage fees driven by new asset management business and market growth combined with productivity increases in consumer bro-kerage, partially offset by gains in 1999 on the disposition of certain businesses.

 . Cash basis earnings increased 17 percent for the year ended December 31, 2000.

  . The increase in total revenue discussed above was partially offset by an increase in noninterest expense.

  . Noninterest expense increased two percent reflecting one-time business divestiture expenditures in 2000 and significant investments in new pri-vate banking offices and in sales personnel throughout the asset manage-ment businesses during the year.

 Global Corporate and Investment Banking

  Global Corporate and Investment Banking provides a broad array of financial services such as investment banking, trade finance, treasury management, capi-tal markets, leasing and financial advisory services to domestic and interna-tional corporations, financial institutions and government entities. Clients are supported through offices in 37 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, merger and acquisition advisory, debt and equity underwriting and trading, cash manage-ment, derivatives, foreign exchange, leasing, leveraged finance, project finance, real estate finance, senior bank debt, structured finance and trade services.

  The Corporation continues to focus on the investment banking business and continues to see success in building investment banking capabilities off of its strong corporate banking base. This success is evident in the growth in investment banking income in 2000 and Banc of America Securities LLC's top ten U.S. league table rankings in all key product areas.

    Global Corporate and Investment Banking
    -----------------------------------------------------------

                                   Year Ended
                                   December 31
                                  --------------
     (Dollars in millions)         2000    1999
    ---------------------------------------------
     Net interest income          $4,278  $3,904
     Noninterest income            4,687   4,338
    ---------------------------------------------
       Total revenue               8,965   8,242
     Cash basis earnings           2,213   2,450
     Shareholder value added         556     848
     Cash basis efficiency ratio    55.3%   54.0%
    ---------------------------------------------

 . For the year ended December 31, 2000, total revenue increased nine percent due to growth in both net interest income and noninterest income. This growth was the result of the success in investment banking activities and an increase in trading account profits driven by very favorable market con-ditions in the first quarter of 2000.

  . Net interest income increased 10 percent as a result of higher trading-related activities and increases in the commercial-domestic loan portfo-lio.

  . Noninterest income increased eight percent due to continued growth in equities and equity derivatives trading, equity underwriting and advi-sory services.

 . Cash basis earnings decreased 10 percent for the year ended December 31, 2000 primarily due to an increase in noninterest expense and provision for credit losses.

  . Higher revenue was offset by an 11 percent increase in noninterest expense primarily from higher revenue-related incentive compensation, costs related to the rationalization of operations in Colombia and Vene-zuela and gains on sales of other assets in the prior year.

  . The provision for credit losses increased $553 million due to credit quality deterioration in the commercial-domestic loan portfolio of Global Credit Products.

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

    Global Credit Products
    -----------------------------------------------------------

                                   Year Ended
                                   December 31
                                  --------------
     (Dollars in millions)         2000    1999
    ---------------------------------------------
     Net interest income          $2,486  $2,478
     Noninterest income              580     632
    ---------------------------------------------
       Total revenue               3,066   3,110
     Cash basis earnings           1,112   1,511
     Shareholder value added         101     530
     Cash basis efficiency ratio    23.5%   21.6%
    ---------------------------------------------

 . Net interest income remained essentially unchanged primarily from slight loan growth offset by narrower spreads. Lower fees in real estate banking activities drove the decline in other income causing a decrease of eight percent in noninterest income. For the year ended December 31, 2000, total revenue declined two percent.

 . A $518 million increase in the provision for credit losses was driven by credit deterioration in the commercial-domestic portfolio, including write-downs of several large credits in various industries, and resulted in a 26 percent decline in cash basis earnings.

 Global Capital Raising

  Global Capital Raising includes the Corporation's investment banking activi-ties. Through a separate subsidiary, Banc of America Securities LLC, Global Capital Raising underwrites and makes markets in equity securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Banc of America Securities LLC also pro-vides correspondent clearing services for other securities broker/dealers, traditional brokerage services to high-net-worth individuals and prime-broker-age services. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services, private placements and equity derivatives are also provided through Banc of America Securities LLC.

    Global Capital Raising
    -----------------------------------------------------------

                                   Year Ended
                                   December 31
                                  --------------
     (Dollars in millions)         2000    1999
    ---------------------------------------------
     Net interest income          $  466  $  204
     Noninterest income            2,371   1,856
    ---------------------------------------------
       Total revenue               2,837   2,060
     Cash basis earnings             412     212
     Shareholder value added          66     (58)
     Cash basis efficiency ratio    77.7%   87.2%
    ---------------------------------------------

 . Total revenue grew 38 percent for the year ended December 31, 2000 due pri-marily to the continued growth and success of the investment banking plat-form.

  . Net interest income more than doubled as revenues increased to $466 mil-lion primarily from higher equities and equity derivatives trading.

  . Noninterest income rose 28 percent driven by a significant increase in both equity and equity derivative trading account profits and higher investment banking income. The growth in investment banking income was driven by increases in equity underwriting and advisory services while fixed income remained flat reflecting market conditions.

 . Cash basis earnings nearly doubled with a $200 million increase for the year ended December 31, 2000, representing almost 19 percent of the total cash basis earnings of Global Corporate and Investment Banking. These results were led by revenue growth partially offset by the increase in non-interest expense due to higher revenue-related incentive compensation and the expansion of the investment banking platform.

 Global Markets

  Global Markets provides risk management solutions for a global customer base using interest rate and credit derivatives, foreign exchange products, commod-ity derivatives and mortgage-related products. In support of these activities, the businesses will take positions in these products and capitalize on market-making activities. The Global Markets business also takes an active role in the trading of fixed income securities in all of the regions in which Global Corporate and Investment Banking transacts business and is a primary dealer in the U.S., as well as in several international locations.

     Global Markets
     ---------------------------------------------------------

                                    Year Ended
                                    December 31
                                   --------------
      (Dollars in millions)         2000    1999
     ---------------------------------------------
      Net interest income          $  731  $  600
      Noninterest income              976   1,104
     ---------------------------------------------
        Total revenue               1,707   1,704
      Cash basis earnings             454     511
      Shareholder value added         274     269
      Cash basis efficiency ratio    58.2%   55.6%
     ---------------------------------------------

 . Net interest income increased 22 percent for the year ended December 31, 2000. This was offset by a 12 percent decrease in noninterest income, resulting in total revenue remaining essentially unchanged.

  . The increase in net interest income was driven by trading strategies which resulted in balance sheet positions that had a favorable impact on interest rate contract trading.

  . Noninterest income declined due to lower trading account profits and other income. The decrease in trading account profits was due to the declines in real estate and emerging markets sectors. The decrease in other income was driven by a reduction in an equity investment from the prior year.

 . Cash basis earnings declined 11 percent for the year ended December 31, 2000 due to an increase in noninterest expense of five percent. The increase in noninterest expense was a result of higher revenue-related incentive compensation, primarily in derivatives and due to competitive pressures.


 Global Treasury Services

  Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and public and private companies of all sizes manage their operations and cash flows on a local, regional, national and global level.

     Global Treasury Services
     ---------------------------------------------------------

                                    Year Ended
                                    December 31
                                   --------------
      (Dollars in millions)         2000    1999
     ---------------------------------------------
      Net interest income          $  595  $  622
      Noninterest income              760     746
     ---------------------------------------------
        Total revenue               1,355   1,368
      Cash basis earnings             235     216
      Shareholder value added         115     107
      Cash basis efficiency ratio    77.1%   75.4%
     ---------------------------------------------

 . Noninterest income increased two percent for the year ended December 31, 2000 driven by an increase in corporate service charges. Offsetting this increase was a four percent decline in net interest income due to interest rate positions on U.S. deposits and narrower spreads on offshore deposits. The result was a one percent decline in revenue.

 .  The increase in cash basis earnings of nine percent for the year ended
   December 31, 2000 was a result of a lower provision for credit losses driven by credit upgrades and declining emerging markets exposure.

 Equity Investments

  Equity Investments includes Principal Investing, which formerly was a compo-nent of Global Corporate and Investment Banking. Principal Investing is com-prised of a diversified portfolio of companies at all stages of the business cycle, from start up to buyout. Investments are made on both a direct and indirect basis in the U.S. and overseas. Direct investing activity focuses on playing an active role in the strategic and financial direction of the portfo-lio company as well as providing broad business experience and access to the Corporation's global resources. Indirect investments represent passive limited partnership stakes in funds managed by experienced third party private equity investors who act as general partners. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio in addi-tion to other parent company investments.

    Equity Investments
    -----------------------------------------------------------

                                  Year Ended
                                  December 31
                                  ------------
     (Dollars in millions)         2000   1999
    -------------------------------------------
     Net interest income          $ (143) $(89)
     Noninterest income            1,007   775
    -------------------------------------------
       Total revenue                 864   686
     Cash basis earnings             471   341
     Shareholder value added         243   176
     Cash basis efficiency ratio    11.4% 17.0%
    -------------------------------------------

 . For the year ended December 31, 2000, both revenue and cash basis earnings were up substantially. Total revenue growth was 26 percent and cash basis earnings increased 38 percent.

  . Net interest income consists primarily of the funding cost associated with the carrying value of investments.

  . Equity investment gains increased $247 million to $993 million and included principal investing gains of $836 million and gains in the strategic technology and alliances area of $232 million.

Results of Operations

Net Interest Income

  An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the last three years and most recent five quarters is presented in Tables Four and Twenty-Four, respectively. The changes in net interest income from year to year are analyzed in Table Five.

  As reported, net interest income on a taxable-equivalent basis increased $312 million to $18.8 billion in 2000 compared to 1999. Management also reviews "core net interest income," which adjusts reported net interest income for the impact of trading-related activities, securitizations, asset sales and divestitures. For purposes of internal analysis, management combines trading-related net interest income with trading account profits, as discussed in the "Noninterest Income" section on page 27, as trading strategies are typically evaluated based on total revenue. The determination of core net interest income also requires adjustment for the impact of securitizations (primarily home equity and credit card), asset sales (primarily residential mortgage and commercial real estate loans) and divestitures. Net interest income associated with assets that have been securitized is predominantly offset in noninterest income, as the Corporation takes on the role of servicer and records servicing income and gains on securitizations, where appropriate.

  Table Three below provides a reconciliation between net interest income on a taxable-equivalent basis presented in Table Four and core net interest income for the year ended December 31:

Table Three

------------------------------------------------------------------------------
(Dollars in millions)                              2000       1999    Change
------------------------------------------------------------------------------
Net interest income
As reported(/1/)                                 $  18,764  $ 18,452   1.69%
Less: Trading-related net interest income           (1,028)     (653)
Add: Impact of securitizations, asset sales and
 divestitures                                          596       246
------------------------------------------------------------------------------
 Core net interest income                        $  18,332  $ 18,045   1.59%
------------------------------------------------------------------------------
Average earning assets
As reported                                      $ 583,467  $531,511   9.78%
Less: Trading-related earning assets              (119,321)  (81,304)
Add: Earning assets securitized, sold and
 divested                                           20,698     7,492
------------------------------------------------------------------------------
 Core average earning assets                     $ 484,844  $457,699   5.93%
------------------------------------------------------------------------------
Net interest yield on earning assets(/1/,/2/)
As reported                                           3.22%     3.47%   (25)bp
Add: Impact of trading-related activities             0.57      0.47     10
Impact of securitizations, asset sales and
 divestitures                                        (0.01)     0.00     (1)
------------------------------------------------------------------------------
 Core net interest yield on earning assets            3.78%     3.94%   (16)bp
------------------------------------------------------------------------------

(1) Net interest income is presented on a taxable-equivalent basis.
(2) bp denotes basis points; 100 bp equals 1%.

  Core net interest income on a taxable-equivalent basis was $18.3 billion in 2000 compared to $18.0 billion in 1999, an increase of $287 million. Managed loan growth, particularly in consumer products, and higher levels of customer-based deposits and equity were partially offset by spread compression, the cost of share repurchases and deterioration in auto lease residual values.

  Core average earning assets were $484.8 billion in 2000, an increase of $27.1 billion, compared to $457.7 billion in 1999, primarily reflecting man-aged loan growth of 10 percent. Managed consumer loans increased 14 percent, led by growth in residential mortgages, home equity lines and consumer finance loans. Loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize certain loan portfolios and the management of borrower, industry, product and geographic concentra-tions.

  The core net interest yield decreased 16 basis points to 3.78 percent in 2000 compared to 3.94 percent in 1999, mainly due to spread compression, the cost of share repurchases and deterioration in auto lease residual values.

Table Four
Average Balances and Interest Rates - Taxable-Equivalent Basis

------------------------------------------------------------------------------------------------------
                                    2000                      1999                      1998
                         -----------------------------------------------------------------------------
                                   Interest                  Interest                  Interest
                          Average  Income/  Yield/  Average  Income/  Yield/  Average  Income/  Yield/
(Dollars in millions)     Balance  Expense   Rate   Balance  Expense   Rate   Balance  Expense   Rate
------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and
 other short-term
 investments              $  4,863 $   336   6.91%  $  5,268 $   295   5.59%  $  7,649 $   514   6.72%
Federal funds sold and
 securities purchased
 under agreements to
 resell                     42,021   2,354   5.60     32,252   1,666   5.17     27,288   1,828   6.70
Trading account assets      48,938   2,751   5.62     39,206   2,102   5.36     39,774   2,634   6.62
Securities:
 Available-for-sale(/1/)    82,863   5,049   6.09     78,552   4,809   6.12     62,571   4,286   6.85
 Held-to-maturity            1,348     100   7.43      1,575     112   7.16      4,113     282   6.88
------------------------------------------------------------------------------------------------------
 Total securities           84,211   5,149   6.11     80,127   4,921   6.14     66,684   4,568   6.85
------------------------------------------------------------------------------------------------------
Loans and leases(/2/):
 Commercial - domestic     148,168  12,077   8.15    138,339  10,112   7.31    130,177   9,988   7.67
 Commercial - foreign       29,316   2,117   7.22     29,374   1,897   6.46     31,015   2,246   7.24
 Commercial real
  estate - domestic         25,878   2,299   8.88     25,533   2,115   8.28     28,418   2,503   8.81
 Commercial real
  estate - foreign             304      27   8.87        294      25   8.76        330      33  10.05
------------------------------------------------------------------------------------------------------
 Total commercial          203,666  16,520   8.11    193,540  14,149   7.31    189,940  14,770   7.78
------------------------------------------------------------------------------------------------------
 Residential mortgage       91,091   6,754   7.41     78,948   5,667   7.18     70,842   4,880   6.89
 Home equity lines          19,492   1,748   8.97     16,152   1,268   7.85     16,129   1,741  10.79
 Direct/Indirect
  consumer                  41,476   3,446   8.31     42,274   3,469   8.21     40,204   3,506   8.72
 Consumer finance           24,395   2,160   8.85     18,752   1,670   8.91     14,368   1,529  10.64
 Bankcard                   10,279   1,241  12.07      9,778   1,134  11.59     12,960   1,638  12.64
 Foreign consumer            2,223     195   8.77      3,339     316   9.45      3,397     357  10.51
------------------------------------------------------------------------------------------------------
 Total consumer            188,956  15,544   8.23    169,243  13,524   7.99    157,900  13,651   8.65
------------------------------------------------------------------------------------------------------
  Total loans and leases   392,622  32,064   8.17    362,783  27,673   7.63    347,840  28,421   8.17
------------------------------------------------------------------------------------------------------
Other earning assets        10,812     926   8.57     11,875     881   7.41     10,504     786   7.49
------------------------------------------------------------------------------------------------------
 Total earning
  assets(/3/)              583,467  43,580   7.47    531,511  37,538   7.06    499,739  38,751   7.75
------------------------------------------------------------------------------------------------------
Cash and cash
 equivalents                24,766                    25,766                    24,907
Other assets, less
 allowance for credit
 losses                     63,340                    59,561                    59,841
------------------------------------------------------------------------------------------------------
 Total assets             $671,573                  $616,838                  $584,487
------------------------------------------------------------------------------------------------------
Interest-bearing
 liabilities
Domestic interest-
 bearing deposits:
 Savings                  $ 23,452     314   1.34   $ 23,655     300   1.27   $ 22,692     421   1.86
 NOW and money market
  deposit accounts          99,927   2,941   2.94     98,649   2,374   2.41     96,541   2,536   2.63
 Consumer CDs and IRAs      77,409   4,208   5.44     74,010   3,534   4.78     74,655   3,915   5.24
 Negotiable CDs, public
  funds and other time
  deposits                   7,626     481   6.31      6,646     361   5.44      7,604     414   5.44
------------------------------------------------------------------------------------------------------
 Total domestic
  interest-bearing
  deposits                 208,414   7,944   3.81    202,960   6,569   3.24    201,492   7,286   3.62
------------------------------------------------------------------------------------------------------
Foreign interest-bearing
 deposits(/4/):
 Banks located in
  foreign countries         18,788   1,130   6.01     16,301     802   4.92     24,587   1,405   5.72
 Governments and
  official institutions      8,922     513   5.75      7,884     400   5.08     10,517     590   5.61
 Time, savings and other    26,024   1,423   5.47     25,949   1,231   4.74     24,261   1,530   6.30
------------------------------------------------------------------------------------------------------
 Total foreign interest-
  bearing deposits          53,734   3,066   5.71     50,134   2,433   4.85     59,365   3,525   5.94
------------------------------------------------------------------------------------------------------
  Total interest-bearing
   deposits                262,148  11,010   4.20    253,094   9,002   3.56    260,857  10,811   4.14
------------------------------------------------------------------------------------------------------
Federal funds purchased,
 securities sold under
 agreements to
 repurchase and other
 short-term borrowings     131,492   7,957   6.05    116,150   5,826   5.02     90,630   5,239   5.78
Trading account
 liabilities                23,843     892   3.74     15,458     658   4.26     17,472     895   5.12
Long-term debt(/5/)         70,293   4,957   7.05     57,574   3,600   6.25     49,969   3,345   6.69
------------------------------------------------------------------------------------------------------
 Total interest-bearing
  liabilities(/6/)         487,776  24,816   5.09    442,276  19,086   4.32    418,928  20,290   4.84
------------------------------------------------------------------------------------------------------
Noninterest-bearing
 sources:
 Noninterest-bearing
  deposits                  91,146                    88,654                    84,628
 Other liabilities          45,519                    39,307                    36,102
 Shareholders' equity       47,132                    46,601                    44,829
------------------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity    $671,573                  $616,838                  $584,487
------------------------------------------------------------------------------------------------------
Net interest spread                          2.38                      2.74                      2.91
Impact of noninterest-
 bearing sources                              .84                       .73                       .78
------------------------------------------------------------------------------------------------------
 Net interest
  income/yield on
  earning assets                   $18,764   3.22%           $18,452   3.47%           $18,461   3.69%
------------------------------------------------------------------------------------------------------

(1) The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent basis adjustments of $322, $215 and $163 in 2000, 1999 and 1998, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying assets $(48), $306, and $174 in 2000, 1999 and 1998, respectively.
(4) Primarily consists of time deposits in denominations of $100,000 or more.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate con-tracts, which (increased) decreased interest expense on the underlying liabilities $(36), $116 and $(45) in 2000, 1999, and 1998, respectively.

Table Five
Analysis of Changes in Net Interest Income - Taxable-Equivalent Basis
-------------------------------------------------------------------------------

                                 From 1999 to 2000                 From 1998 to 1999
                                         ------------------------------------------------------
                           Due to Change in(/1/)             Due to Change in(/1/)
                           ---------------------      Net    ------------------------    Net
(Dollars in millions)        Volume        Rate      Change    Volume        Rate      Change
-----------------------------------------------------------------------------------------------
Increase (decrease) in
 interest income
Time deposits placed and
 other short-term
 investments                $      (20) $        61  $   41  $      (143)  $      (76) $  (219)
Federal funds sold and
 securities purchased
 under agreements to
 resell                            539          149     688          299         (461)    (162)
Trading account assets             543          106     649          (37)        (495)    (532)
Securities:
 Available-for-sale                263          (23)    240        1,013         (490)     523
 Held-to-maturity                  (17)           5     (12)        (180)          10     (170)
-----------------------------------------------------------------------------------------------
 Total securities                                       228                                353
-----------------------------------------------------------------------------------------------
Loans and leases:
 Commercial - domestic             750        1,215   1,965          609         (485)     124
 Commercial - foreign               (4)         224     220         (115)        (234)    (349)
 Commercial real estate -
   domestic                         29          155     184         (245)        (143)    (388)
 Commercial real estate -
   foreign                           1            1       2           (3)          (5)      (8)
-----------------------------------------------------------------------------------------------
 Total commercial                                     2,371                               (621)
-----------------------------------------------------------------------------------------------
 Residential mortgage              896          191   1,087          576          211      787
 Home equity lines                 284          196     480            2         (475)    (473)
 Direct/Indirect consumer          (69)          46     (23)         176         (213)     (37)
 Consumer finance                  500          (10)    490          417         (276)     141
 Bankcard                           59           48     107         (377)        (127)    (504)
 Foreign consumer                  (98)         (23)   (121)          (6)         (35)     (41)
-----------------------------------------------------------------------------------------------
 Total consumer                                       2,020                               (127)
-----------------------------------------------------------------------------------------------
  Total loans and leases                              4,391                               (748)
-----------------------------------------------------------------------------------------------
Other earning assets               (62)         107      45          102           (7)      95
-----------------------------------------------------------------------------------------------
  Total interest income                               6,042                             (1,213)
-----------------------------------------------------------------------------------------------
Increase (decrease) in
 interest expense
Domestic interest-bearing
 deposits:
 Savings                            (3)          17      14           17         (138)    (121)
 NOW and money market
  deposit accounts                  31          536     567           54         (216)    (162)
 Consumer CDs and IRAs             167          507     674          (34)        (347)    (381)
 Negotiated CDs, public
  funds and other time
  deposits                          57           63     120          (52)          (1)     (53)
-----------------------------------------------------------------------------------------------
 Total domestic interest-
  bearing deposits                                    1,375                               (717)
-----------------------------------------------------------------------------------------------
Foreign interest-bearing
 deposits:
 Banks located in foreign
  countries                        133          195     328         (427)        (176)    (603)
 Governments and official
  institutions                      57           56     113         (137)         (53)    (190)
 Time, savings and other             4          188     192          101         (400)    (299)
-----------------------------------------------------------------------------------------------
 Total foreign interest-
  bearing deposits                                      633                             (1,092)
-----------------------------------------------------------------------------------------------
  Total interest-bearing
   deposits                                           2,008                             (1,809)
-----------------------------------------------------------------------------------------------
Federal funds purchased,
 securities sold under
 agreements to repurchase
 and other short-term
 borrowings                        832        1,299   2,131        1,342         (755)     587
Trading account
 liabilities                       302          (68)    234          (96)        (141)    (237)
Long-term debt                     860          497   1,357          486         (231)     255
-----------------------------------------------------------------------------------------------
 Total interest expense                               5,730                             (1,204)
-----------------------------------------------------------------------------------------------
  Net increase (decrease)
   in net interest income                            $  312                            $    (9)
-----------------------------------------------------------------------------------------------

(1) The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume or rate for that category. The amount of change that cannot be separated is allocated to each variance proportionately.

Provision for Credit Losses

  The provision for credit losses was $2.5 billion in 2000 compared to $1.8 billion in 1999. The increase in the provision for credit losses was primarily due to a deterioration of credit quality in the commercial--domestic loan portfolio and overall portfolio growth. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Credit Risk Management and Credit Portfolio Review" section on page 35.

Gains on Sales of Securities

  Gains on sales of securities were $25 million in 2000 compared to $240 mil-lion in 1999. Securities gains were lower in 2000 as a result of lower sales activity and continued unfavorable market conditions for certain debt securi-ties during the year.

Noninterest Income

  As presented in Table Six, noninterest income increased $420 million to $14.5 billion for the year ended December 31, 2000 from the comparable 1999 period. The increase in noninterest income for the year ended December 31, 2000 reflects increases in trading account profits, card income, equity investment gains, service charges, investment and brokerage services and investment banking income. These increases were partially offset by declines in other income and mortgage servicing income.

Table Six
Noninterest Income
-------------------------------------------------------------------------------

                                                    Increase/(Decrease)
                                                    -------------------
(Dollars in millions)                2000    1999    Amount      Percent
---------------------------------------------------------------------------
Consumer service charges            $ 2,654 $ 2,550 $     104          4.1%
Corporate service charges             1,946   1,849        97          5.2
---------------------------------------------------------------------------
  Total service charges               4,600   4,399       201          4.6
---------------------------------------------------------------------------
Consumer investment and brokerage
 services                             1,466   1,334       132          9.9
Corporate investment and brokerage
 services                               463     414        49         11.8
---------------------------------------------------------------------------
  Total investment and brokerage
   services                           1,929   1,748       181         10.4
---------------------------------------------------------------------------
Mortgage servicing income               560     673      (113)       (16.8)
Investment banking income             1,512   1,411       101          7.2
Equity investment gains               1,054     833       221         26.5
Card income                           2,229   2,006       223         11.1
Trading account profits               1,830   1,495       335         22.4
Other income                            775   1,504      (729)       (48.5)
---------------------------------------------------------------------------
  Total                             $14,489 $14,069 $     420          3.0%
---------------------------------------------------------------------------

  The following section discusses the noninterest income results of the Corpo-ration's four business segments, as well as other income for the total Corpo-ration. For additional business segment information, see "Business Segment Operations" beginning on page 13.

 Consumer and Commercial Banking

 . Noninterest income for Consumer and Commercial Banking decreased $433 mil-lion to $7.0 billion for the year ended December 31, 2000. The increase in card income and higher service charges were offset by $300 million in charges related to the deterioration in auto lease residual values, the impact of divestitures and one-time gains in the prior year, lower mortgage servicing income and lower gains on loan sales and securitizations.

  . Card income includes merchant discount, credit card and debit card fees and interchange income. Card income increased $223 million to $2.2 bil-lion primarily due to increased purchase volume due to a higher number of active debit and credit card accounts. Growth in income for the core portfolio is being generated through traditional marketing channels, expanding relationships with existing cus-tomers and leveraging the franchise network. Card income includes activity from the securitized portfolio of $209 million and $237 million for the years ended December 31, 2000 and 1999, respectively. These amounts are primarily made up of revenues from the securitized credit card portfolio offset by charge-offs and interest expense paid to the bondholders. Lower levels of securitizations slightly offset by favorable charge-off trends in 2000 primarily caused the $28 million decrease.

  . Service charges include deposit account service charges, non-deposit service charges and fees, bankers' acceptances and letters of credit fees and fees on factored accounts receivable. Service charges increased $136 million to $3.5 billion for the year ended December 31, 2000 due to an increase in both consumer and corporate service charges. Consumer service charges increased $101 million primarily due to overdraft charges and general banking service fees. Corporate service charges increased $35 million primarily attributable to overdraft charges and bankers' acceptances and letters of credit fee income.

  . Mortgage servicing income decreased $113 million to $560 million for the year ended December 31, 2000, primarily reflecting an adjustment in the prior year to mortgage servicing rights to reflect lower expected mort-gage prepayments. The average managed portfolio of mortgage loans serv-iced increased $37.7 billion to $328.7 billion. Total production of first mortgage loans originated through the Corporation decreased $24.3 billion to $51.8 billion, reflecting a slowdown in refinancings as a result of a general increase in levels of interest rates. First mortgage loan origination volume was composed of approximately $21.5 billion of retail loans and $30.3 billion of correspondent and wholesale loans.


 Asset Management

 . Noninterest income for Asset Management increased $82 million to $1.6 bil-lion for the year ended December 31, 2000. The increase was primarily attributable to increased investment and brokerage services, partially off-set by gains in 1999 on the disposition of certain businesses.

  . Income from investment and brokerage services includes personal and institutional asset management fees and consumer brokerage income. Income from investment and brokerage services increased $92 million to $1.5 billion. This increase was primarily attributable to higher revenue from consumer investment and brokerage services reflecting new asset management business and market growth combined with productivity increases in consumer brokerage. Assets under management were $277.0 billion and $247.5 billion at December 31, 2000 and 1999, respectively. An analysis of investment and brokerage services by major component fol-lows:

           ---------------------------------------------
        (Dollars in millions)               2000   1999
           ---------------------------------------------
        Investment and brokerage services
        Asset management fees              $1,064 $1,003
        Brokerage income                      419    388
           ---------------------------------------------
         Total                             $1,483 $1,391
           ---------------------------------------------

 Global Corporate and Investment Banking

 .  Noninterest income for Global Corporate and Investment Banking increased
   $349 million to $4.7 billion for the year ended December 31, 2000. The increase was primarily due to increases in trading account profits, invest-ment banking income and corporate service charges.

  . Trading account profits represent the net amount earned from the Corpo-ration's trading positions, which include trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand as well as for the Corpora-tion's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of trans-actions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding charge or benefit. Trading account profits, as well as trading-related net interest income ("trading-related revenue"), are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, for-ward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities.

     Trading-related revenue increased $710 million to $2.9 billion for the year ended December 31, 2000, due to equities and equity derivatives, interest rate contracts and commodities and other contracts, offset by decreases in fixed income and foreign exchange contracts. Revenue from equities increased $702 million to $1.2 billion. The increase reflects continued growth of this business through increased client deal activity, coupled with the volatility early in the year in the equity markets. Income from interest rate contracts increased $131 million to $698 mil-lion. The increase was primarily attributable to market volatility driven by interest rate uncertainty, coupled with stronger client activity in domestic and international markets. Fixed income decreased $84 million to $360 million primarily attributable to a widening of credit spreads. For-eign exchange revenue decreased $45 million to $524 million due primarily to reduced volatility in the offshore markets.

           -------------------------------------------------
        (Dollars in millions)                   2000   1999
           -------------------------------------------------
        Trading account profits - as reported  $1,830 $1,495
        Net interest income                     1,028    653
           -------------------------------------------------
         Total trading-related revenue         $2,858 $2,148
           -------------------------------------------------
        Trading-related revenue by product
        Foreign exchange contracts             $  524 $  569
        Interest rate contracts                   698    567
        Fixed income                              360    444
        Equities and equity derivatives         1,203    501
        Commodities and other                      73     67
           -------------------------------------------------
         Total trading-related revenue         $2,858 $2,148
           -------------------------------------------------

  . Investment banking income increased $101 million to $1.5 billion for the year ended December 31, 2000. The increase reflected the continued suc-cess of the Corporation's expansion of the investment banking platform. Securities underwriting fees increased 34 percent to $620 million, attributable to continued growth in equity underwriting and a strong year for high grade underwriting. Advisory services fees increased 13 percent to $298 million primarily attributable to a higher volume of merger and acquisition deals over the prior year. The Corporation con-tinued its strong position as a lead arranger of syndications with fees of $521 million for the year. Investment banking income by major activ-ity follows:

           -------------------------------------
        (Dollars in millions)       2000   1999
           -------------------------------------
        Investment banking income
        Securities underwriting    $  620 $  461
        Syndications                  521    514
        Advisory services             298    264
        Other                          73    172
           -------------------------------------
         Total                     $1,512 $1,411
           -------------------------------------

  . Corporate service charges increased $69 million to $1.0 billion for the year ended December 31, 2000, driven by an increase in non-deposit and deposit account service charges, partially offset by a decline in bank-ers' acceptances and letters of credit fees.

 Equity Investments

 . Noninterest income for Equity Investments increased $232 million to $1.0 billion for the year ended December 31, 2000. This increase was driven by strong equity investment gains.

  . Equity investment gains increased $247 million to $993 million and included principal investing gains of $836 million and gains in the strategic technology and alliances area of $232 million.

Other Income

  Other income decreased $729 million to $775 million for the year ended December 31, 2000. Other income in 2000 included $300 million of charges related to the deterioration of auto lease residual values partially offset by a $187 million gain on the sale of the Corporation's factoring unit. Other income in 1999 included an $89 million gain on the sale of certain businesses, $80 million from securitization gains and a $63 million gain on the sale of substantially all remaining out-of-franchise credit card loans.

Other Noninterest Expense

  As presented in Table Seven, the Corporation's other noninterest expense increased $97 million to $18.1 billion in 2000. Other noninterest expense remained essentially unchanged as increases due to inflation and business growth were offset by productivity and investment initiatives.

Table Seven
Other Noninterest Expense

------------------------------------------------------------------------------------------
                                 2000                 1999         Increase/(Decrease)
                               -----------------------------------------------------------
(Dollars in millions)    Amount  Percent(/1/) Amount  Percent(/2/)  Amount      Percent
------------------------------------------------------------------------------------------
Personnel                $ 9,400     28.2%    $ 9,308     28.7%    $      92          1.0%
Occupancy                  1,682      5.0       1,627      5.0            55          3.4
Equipment                  1,173      3.5       1,346      4.1          (173)       (12.9)
Marketing                    621      1.9         537      1.7            84         15.6
Professional fees            452      1.4         630      1.9          (178)       (28.3)
Amortization of
 intangibles                 864      2.6         888      2.7           (24)        (2.7)
Data processing              667      2.0         763      2.3           (96)       (12.6)
Telecommunications           527      1.6         549      1.7           (22)        (4.0)
Other general operating    2,114      6.4       1,820      5.6           294         16.2
General administrative
 and other                   583      1.8         518      1.6            65         12.5
------------------------------------------------------------------------------------------
 Total                   $18,083     54.4%    $17,986     55.3%    $      97           .5%
------------------------------------------------------------------------------------------

(1) Percent of net interest income on a taxable-equivalent basis and noninter-est income.

 . Personnel expense increased $92 million to $9.4 billion in 2000, primarily attributable to higher revenue-related incentive compensation from the first half of the year. Salaries and wages expense decreased $100 million to $5.8 billion in 2000. At December 31, 2000, the Corporation had approxi-mately 143,000 full-time equivalent employees compared to approximately 156,000 at December 31, 1999.

 . Equipment expense decreased $173 million to $1.2 billion in 2000, primarily reflecting a reduction in purchases of non-capitalized equipment and a decline in repairs and maintenance expense.

 . Marketing expense increased $84 million to $621 million in 2000, primarily due to brand campaign expenses and additional marketing support for card, asset management, investment banking and investments in bankofamerica.com.

 . Professional fees declined $178 million from 1999 to $452 million in 2000, primarily reflecting lower consulting fees.

 . Data processing expense decreased $96 million to $667 million in 2000, pri-marily due to declines in software, item processing, check clearing and outsourced processing expenses.

 . Other general operating expense increased $294 million to $2.1 billion in 2000, primarily due to litigation costs from the first quarter related to pre-Merger lawsuits, costs in the fourth quarter related to the rational-ization of operations in Colombia and Venezuela, one-time business divesti-ture expenditures in 2000 and other litigation costs.

Income Taxes

  The Corporation's income tax expense for 2000 was $4.3 billion for an effec-tive tax rate of 36.2 percent. Excluding merger and restructuring charges, the effective tax rate for the year ended December 31, 2000 was 36.3 percent. The Corporation's income tax expense for the year ended December 31, 1999 was $4.3 billion for an effective tax rate of 35.5 percent. Excluding merger and restructuring charges, the effective tax rate for the year ended December 31, 1999 was 35.3 percent. Note Seventeen of the consolidated financial statements on page 99 includes a reconciliation of expected federal income tax expense computed using the federal statutory rate of 35 percent to actual income tax expense.

Balance Sheet Review and Liquidity Risk Management

  The Corporation utilizes an integrated approach in managing its Balance Sheet which includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. Going forward, the Corporation's goal is to keep risk-weighted assets relatively flat over the next two years as reductions in categories with lower returns offset underlying core growth. The discussion of average balances below compares the year ended December 31, 2000 to the same period in 1999. With the exception of average managed loans, the average balances discussed below can be derived from Table Four.

  Average loans and leases, the Corporation's primary use of funds, increased $29.8 billion to $392.6 billion in 2000. Adjusting for securitizations, sales and divestitures, average managed loans and leases increased $36.2 billion to $418.6 billion in 2000. The increase was primarily due to a strong $25.7 bil-lion, or 14 percent, growth in consumer loan products.

  The majority of consumer loan growth occurred in residential real estate secured loan products including residential mortgages, consumer finance and home equity lines. Average managed residential mortgages increased $15.0 bil-lion to $94.7 billion, reflecting strong growth in the first half of the year and then tapering off as the decision to sell the bulk of the Corporation's mortgage company originations was implemented over the last six months of 2000. Average managed consumer finance loans increased $5.7 billion to $32.4 billion. Average managed home equity lines increased $3.3 billion to $19.5 billion, reflecting the impact of new marketing programs and lower prepay-ments.

  Average managed commercial loans increased $10.5 billion to $207.2 billion in 2000. Commercial - domestic loans reflected growth of $9.0 billion to $151.7 billion in 2000 due to strong growth in the Consumer and Commercial Banking and Asset Management business segments and moderate growth in the Global Corporate and Investment Banking business segment.

  The average securities portfolio in 2000 increased $4.1 billion to $84.2 billion, representing 13 percent of total uses of funds in 2000 and 1999. See the following "Securities" section for additional information on the securi-ties portfolio.

  Average other assets and cash and cash equivalents increased $2.8 billion to $88.1 billion in 2000 due largely to increases in the average balances of derivative-dealer assets, noninterest receivables and mortgage servicing rights.

  At December 31, 2000, cash and cash equivalents were $27.5 billion, an increase of $524 million from December 31, 1999. During 2000, net cash pro-vided by operating activities was $5.3 billion, net cash provided by investing activities was $2.9 billion and net cash used in financing activities was $7.6 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows on page 65 of the consolidated financial statements.

  Average levels of customer-based deposits increased $7.9 billion to $299.6 billion in 2000 primarily due to increases in consumer time deposits and non-interest-bearing demand deposits. As a percentage of total sources, average levels of customer-based deposits decreased by two percent in 2000 from 47 percent in 1999.

  Average levels of market-based funds increased $27.3 billion in 2000 to $209.1 billion. In addition, average levels of long-term debt increased $12.7 billion in 2000 to $70.3 billion, mainly the result of borrowings to fund earning asset growth and business development opportunities, build liquidity, repay maturing debt and fund share repurchases.

  In conjunction with its funding activities, the Corporation carefully moni-tors its liquidity position - the ability to fulfill its cash requirements. The Corporation assesses its liquidity requirements and modifies its assets and liabilities accordingly. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquid-ity needs of the Corporation. The Corporation also takes into consideration the ability of its subsidiary banks to pay dividends to the Corporation. For additional information on the dividend capabilities of subsidiary banks, see Note Fourteen of the consolidated financial statements on page 91. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

Securities

  The securities portfolio serves a primary role in the Corporation's balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity requirements and on- and off-balance sheet positions.

  The securities portfolio at December 31, 2000 consisted of available-for-sale securities totaling $64.7 billion compared to $81.6 billion at December 31, 1999. Held-to-maturity securities totaled $1.2 billion at December 31, 2000 compared to $1.4 billion at December 31, 1999. See Note Four of the con-solidated financial statements on page 74 for further details on securities.

  The valuation allowance for available-for-sale and marketable equity securi-ties is included in shareholders' equity. At December 31, 2000, the valuation allowance consisted of unrealized losses of $560 million, net of related income taxes of $330 million, primarily reflecting $991 million of pre-tax net unrealized losses on available-for-sale securities and $101 million of pre-tax net unrealized gains on marketable equity securities. At December 31, 1999 the valuation allowance reflected unrealized losses of $2.5 billion, net of related income taxes of $1.1 billion, primarily reflecting market valuation adjustments of $3.8 billion pre-tax net unrealized losses on available-for-sale securities and $248 million pre-tax net unrealized gains on marketable equity securities. The change in the valuation allowance was primarily attrib-utable to a decline in rates along certain segments of the U.S. Treasury yield curve during 2000.

  At December 31, 2000 and 1999, the market value of the Corporation's held-to-maturity securities reflected pre-tax net unrealized losses of $54 million and $152 million, respectively.

  The estimated average duration of the available-for-sale securities portfo-lio was 4.13 years at December 31, 2000 compared to 4.05 years at December 31, 1999.

Loans and Leases

  Total loans and leases increased six percent to $392.2 billion at December 31, 2000 compared to $370.7 billion at December 31, 1999. As presented in Table Four, average total loans and leases increased eight percent to $392.6 billion in 2000 compared to $362.8 billion in 1999. This growth was primarily driven by strong loan growth in consumer loan products, primarily in residen-tial mortgage loan portfolios. This growth also reflects fewer loan sales and securitizations, which totaled $17.5 billion in 2000, a decrease of $7.0 bil-lion.

  Average residential mortgage loans increased 15 percent to $91.1 billion in 2000 compared to $78.9 billion in 1999, reflecting strong growth in the first half of the year and then tapering off as the decision to sell the bulk of the Corporation's mortgage company originations was implemented over the last six months of 2000. The impact of securitizations and loan sales on residential mortgage loans was virtually unchanged in 2000 at $13.7 billion, compared to $13.4 billion in 1999.

  Average other consumer loans increased $7.6 billion to $97.9 billion in 2000. This increase was primarily attributable to strong growth in home equity and consumer finance loans, with only minimal loan sales and securitizations of $1.2 billion in 2000 compared to $9.1 billion in 1999.

  Average commercial loans increased to $203.7 billion in 2000 compared to $193.5 billion in 1999, primarily in the commercial - domestic portfolio. Off-setting this growth was the impact of $2.6 billion of securitizations and loan sales in 2000 compared to $1.9 billion in 1999.

  A significant source of liquidity for the Corporation is the repayments and maturities of loans. Table Eight presents the contractual maturity distribu-tion and interest sensitivity of selected loan categories at December 31, 2000, and indicates that approximately 42 percent of the selected loans had maturities of one year or less. The securitization and sale of certain loans and the use of loans as collateral in asset-backed financing arrangements are also sources of liquidity.

Table Eight
Selected Loan Maturity Data(/1/,/2/)
-------------------------------------------------------------------------------
December 31, 2000

                                                  Due after
                                         Due in    1 year
                                         1 year    through  Due after
(Dollars in millions)                    or less   5 years   5 years   Total
-------------------------------------------------------------------------------
Commercial - domestic                    $49,695   $64,873   $23,786  $138,354
Commercial real estate - domestic          3,980     6,223     5,668    15,871
Construction real estate - domestic        5,035     4,850       398    10,283
Foreign(/3/)                              21,891     5,659     1,893    29,443
-------------------------------------------------------------------------------
 Total selected loans                    $80,601   $81,605   $31,745  $193,951
-------------------------------------------------------------------------------
Percent of total                            41.5%     42.1%     16.4%    100.0%
Cumulative percent of total                 41.5      83.6     100.0
Sensitivity of loans to changes in
 interest rates for loans due after one
 year:
  Predetermined interest rates                     $11,651   $13,768  $ 25,419
  Floating or adjustable interest rates             69,954    17,977  $ 87,931
-------------------------------------------------------------------------------
   Total                                           $81,605   $31,745  $113,350
-------------------------------------------------------------------------------

(1) Loan maturities are based on the remaining maturities under contractual terms.
(2) Loan maturities exclude residential mortgage, bankcard, consumer finance, home equity lines and direct/indirect consumer loans.
(3) Loan maturities include consumer and commercial foreign loans.

Deposits

  Table Four provides information on the average amounts of deposits and the rates paid by deposit category. Through the Corporation's diverse retail bank-ing network, deposits remain a primary source of funds for the Corporation. Average deposits increased $11.5 billion in 2000 over 1999 to $353.3 billion due to a $5.5 billion increase in average domestic interest-bearing deposits, a $3.6 billion increase in average foreign interest-bearing deposits and a $2.5 billion increase in average noninterest-bearing deposits. See Note Nine of the consolidated financial statements on page 81 for further details on deposits.

Short-Term Borrowings and Trading Account Liabilities

  The Corporation uses short-term borrowings as a funding source and in its management of interest rate risk. Table Nine presents the categories of short-term borrowings.

  During 2000, total average short-term borrowings increased $15.4 billion to $131.5 billion from $116.1 billion in 1999. This growth was primarily due to increases in short-term notes payable and repurchase agreements to fund asset growth. Average trading account liabilities increased $8.3 billion to $23.8 billion in 2000 from $15.5 billion in 1999, due to the nature of the hedging strategies being employed. See Note Five of the consolidated financial state-ments on page 76 for further details on trading account liabilities.

Table Nine
Short-Term Borrowings

------------------------------------------------------------------------------
                                         2000          1999          1998
                                            ----------------------------------
(Dollars in millions)                Amount  Rate  Amount  Rate  Amount  Rate
------------------------------------------------------------------------------
Federal funds purchased
At December 31                       $ 4,612 5.92% $ 4,806 3.04% $ 7,316 5.25%
Average during year                    4,506 6.44    5,835 5.03    8,201 5.42
Maximum month-end balance during
 year                                  7,149   --    8,311   --   11,187   --
Securities sold under agreements to
 repurchase
At December 31                        44,799 6.26   69,755 4.12   60,227 5.08
Average during year                   79,217 5.93   73,242 4.89   56,710 5.66
Maximum month-end balance during
 year                                 90,062   --   83,046   --   71,595   --
Commercial paper
At December 31                         6,955 6.54    7,331 5.83    6,749 5.19
Average during year                    9,645 6.41    7,610 5.17    6,419 5.56
Maximum month-end balance during
 year                                 10,762   --    8,379   --    7,913   --
Other short-term borrowings
At December 31                        35,243 5.97   40,340 5.18   24,742 4.52
Average during year                   38,124 6.18   29,463 5.30   19,300 6.35
Maximum month-end balance during
 year                                 45,271   --   40,340   --   25,927   --
------------------------------------------------------------------------------

Long-Term Debt and Trust Preferred Securities

  Long-term debt increased $12.0 billion to $67.5 billion at December 31, 2000, from $55.5 billion at December 31, 1999, mainly as a result of borrowings to fund earning asset growth and business development opportuni-ties, build liquidity, repay maturing debt and fund share repurchases. During 2000, the Corporation issued, domestically and internationally, $23.5 billion in long-term senior and subordinated debt, a $5.9 billion increase from $17.6 billion during 1999. The Corporation did not issue any trust preferred securi-ties in 2000 or 1999. See Notes Ten and Eleven of the consolidated financial statements on pages 82 and 84 for further details on long-term debt and trust preferred securities, respectively.

  From January 1, 2001 through March 12, 2001, the Corporation issued $3.9 billion of long-term senior and subordinated debt, with maturities ranging from 2004 to 2031. During this same time period, Bank of America, N.A. issued $10 million of bank notes maturing in 2002.

Debt Ratings

  The financial position of the Corporation and Bank of America, N.A at Decem-ber 31, 2000 is reflected in the following debt ratings:

  -------------------------------------------------------------------------
                       Bank of America Corporation   Bank of America, N.A.
  -------------------------------------------------------------------------
                      Commercial Senior Subordinated
                        Paper     Debt      Debt     Short- term Long- term
  -------------------------------------------------------------------------
   Moody's Investors
    Service              P-1      Aa2       Aa3           P-1        Aa1
   Standard & Poor's
    Corporation          A-1       A+        A           A-1+        AA-
   Fitch, Inc.           F-1+     AA-        A+          F-1+         AA
  -------------------------------------------------------------------------

Capital Resources and Capital Management

  Shareholders' equity at December 31, 2000, was $47.6 billion compared to $44.4 billion at December 31, 1999, an increase of $3.2 billion. The increase was primarily due to net earnings (net income less dividends) of $4.1 billion and recognition of $1.9 billion of after-tax net unrealized gains on avail-able-for-sale and marketable equity securities, partially offset by the repur-chase of approximately 68 million shares of common stock for approximately $3.3 billion.

  On July 26, 2000, the Corporation's Board of Directors (the Board) autho-rized a new stock repurchase program of up to 100 million shares of the Corpo-ration's common stock at an aggregate cost of up to $7.5 billion. On June 23, 1999, the Board authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. Through December 31, 2000, the Corporation had repurchased a total of approxi-mately 146 million shares of its common stock in open market repurchases and under these accelerated share repurchase programs at an average per-share price of $55.74, which reduced shareholders' equity by $8.1 billion. The remaining buyback authority for common stock under the 2000 program totaled $6.8 billion, or 84 million shares, at December 31, 2000. There is no remain-ing buyback authority for common stock under the 1999 program.

  The regulatory capital ratios of the Corporation and Bank of America, N.A., along with a description of the components of risk-based capital, capital ade-quacy requirements and prompt corrective action provisions, are included in Note Fourteen of the consolidated financial statements on page 91.

Credit Risk Management and Credit Portfolio Review

  In conducting business activities, the Corporation is exposed to the risk that borrowers or counterparties may default on their obligations to the Cor-poration. Credit risk arises through the extension of loans and leases, cer-tain securities, letters of credit, financial guarantees and through counterparty exposure on trading and capital markets transactions. To manage this risk, the Credit Risk Management group establishes policies and proce-dures to manage both on- and off-balance sheet credit risk and communicates and monitors the application of these policies and procedures throughout the Corporation.

  The Corporation's overall objective in managing credit risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a credit risk profile that is diverse in terms of product type, industry concentration, geographic distribu-tion and borrower or counterparty concentration.

  The Credit Risk Management group works with lending officers, trading per-sonnel and various other line personnel in areas that conduct activities involving credit risk and is involved in the implementation, refinement and monitoring of credit policies and procedures.

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

  The Corporation also has a goal of managing exposure to a single borrower, industry, product-type, country or other concentration through syndications of credits, credit derivatives, participations, loan sales and securitizations. Through the Global Corporate and Investment Banking segment, the Corporation is a major participant in the syndications market. In a syndicated facility, each participating lender funds only its portion of the syndicated facility, therefore limiting its exposure to the borrower.

  In conducting derivative activities, the Corporation may choose to reduce credit risk to any one counterparty through the use of legally enforceable master netting agreements which allow the Corporation to settle positive and negative positions with the same counterparty on a net basis. For more infor-mation on the Corporation's off-balance sheet credit risk, see Note Thirteen of the consolidated financial statements on page 87.

  For commercial lending, the approving credit officer assigns borrowers or counterparties an initial risk rating which is based primarily on an analysis of each borrower's financial capacity in conjunction with industry and eco-nomic trends. Risk ratings are subject to review and validation by the inde-pendent credit review group. Approvals are made based upon the believed amount of inherent credit risk specific to the transaction and the counterparty and are reviewed for appropriateness by senior line and credit risk personnel. Credits are monitored by line and credit risk management personnel for deteri-oration in a borrower's or counterparty's financial condition which would impact the ability of the borrower or counterparty to perform under the con-tract. Risk ratings are adjusted as necessary and the Corporation seeks to reduce exposure in such situations where appropriate.

  For consumer and small business lending, credit scoring systems are utilized to determine the relative riskiness of new underwritings and provide standards for extensions of credit. Consumer portfolio credit risk is monitored primar-ily using statistical models and reviews of actual payment experience in an attempt to predict portfolio behavior.

  In some credit situations, the Corporation obtains collateral to support credit extensions and commitments. Generally, such collateral is in the form of real and/or personal property, cash on deposit or other liquid instruments. In certain circumstances, the Corporation obtains real property as security for some loans that are made on the general creditworthiness of the borrower and whose proceeds were not used for real estate-related purposes.

  An independent Credit Review group provides executive management and the Board of Directors with an evaluation of portfolio quality and the effective-ness of the credit management process. The group conducts ongoing reviews of credit activities and portfolios through transactional and process reviews, re-examining on a regular basis risk assessments for credit exposures and overall compliance with policy.

 Loan and Lease Portfolio Review

  The Corporation's primary credit exposure is focused in its loans and leases portfolio, which totaled $392.2 billion and $370.7 billion at December 31, 2000 and 1999, respectively. In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Table Ten presents the loans and leases by category. Additional information on the Corporation's industry, real estate and foreign exposures can be found in the "Concentrations of Credit Risk" section begin-ning on page 42.

Table Ten
Loans and Leases
------------------------------------------------------------------------------------------------------------------
                                                                December 31
                          ----------------------------------------------------------------------------------------
                                2000             1999             1998             1997             1996
                          ---------------- ---------------- ---------------- ---------------- ----------------
(Dollars in millions)      Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
------------------------------------------------------------------------------------------------------------------
Commercial - domestic     $146,040   37.2% $143,450   38.7% $137,422   38.5% $122,463   35.8% $105,737   33.3%
Commercial - foreign        31,066    7.9    27,978    7.5    31,495    8.8    30,080    8.8    26,781    8.4
Commercial real estate -
 domestic                   26,154    6.7    24,026    6.5    26,912    7.5    28,567    8.3    25,881    8.1
Commercial real estate -
 foreign                       282     .1       325     .1       301     .1       324     .1       239     .1
------------------------------------------------------------------------------------------------------------------
 Total commercial          203,542   51.9   195,779   52.8   196,130   54.9   181,434   53.0   158,638   49.9
------------------------------------------------------------------------------------------------------------------
Residential mortgage        84,394   21.5    81,860   22.1    73,608   20.6    71,540   20.9    80,400   25.3
Home equity lines           21,598    5.5    17,273    4.7    15,653    4.4    16,536    4.8    12,541    3.9
Direct/Indirect consumer    40,457   10.3    42,161   11.4    40,510   11.3    40,058   11.7    33,352   10.6
Consumer finance            25,800    6.6    22,326    6.0    15,400    4.3    14,566    4.3    13,081    4.1
Bankcard                    14,094    3.6     9,019    2.4    12,425    3.5    14,908    4.4    16,561    5.2
Foreign consumer             2,308     .6     2,244     .6     3,602    1.0     3,098     .9     3,136    1.0
------------------------------------------------------------------------------------------------------------------
 Total consumer            188,651   48.1   174,883   47.2   161,198   45.1   160,706   47.0   159,071   50.1
------------------------------------------------------------------------------------------------------------------
 Total loans and leases   $392,193  100.0% $370,662  100.0% $357,328  100.0% $342,140  100.0% $317,709  100.0%
------------------------------------------------------------------------------------------------------------------

 Commercial Portfolio

  Commercial - domestic loans outstanding totaled $146.0 billion and $143.5 billion at December 31, 2000 and 1999, respectively, or 37 percent and 39 per-cent of total loans and leases at December 31, 2000 and 1999, respectively. The Corporation had commercial - domestic loan net charge-offs in 2000 of $1.3 billion, or 0.87 percent of average commercial - domestic loans, compared to $711 million, or 0.51 percent of average commercial - domestic loans, in 1999. The increase in charge-offs is primarily due to the fourth quarter write-down of one large credit in the consumer products industry, a second quarter fraud related loss and several write-downs of credits in various industries. Nonperforming commercial - domestic loans were $2.8 billion, or 1.90 percent of commercial - domestic loans, at December 31, 2000, compared to $1.2 bil-lion, or 0.81 percent, at December 31, 1999. The increase in nonperformers was driven primarily by three large credits, two in the financial services indus-try and one in the consumer products industry mentioned above. Additional increases were primarily attributable to several companies across various industries which were negatively impacted in the second half of the year by the slowing U.S. economy, higher interest rates and an overall competitive environment. Commercial - domestic loans past due 90 days or more and still accruing interest totaled $141 million and $135 million, or 0.10 percent and
0.09 percent of commercial - domestic loans at December 31, 2000 and 1999, respectively. Table Sixteen presents aggregate loan and lease exposures, excluding commercial real estate, by certain significant industries.

  Commercial - foreign loans outstanding totaled $31.1 billion and $28.0 bil-lion at December 31, 2000 and 1999, respectively, or eight percent of total loans and leases at both points in time. The Corporation had commercial - for-eign loan net charge-offs in 2000 of $86 million, or 0.29 percent of average commercial -foreign loans, compared to $144 million, or 0.49 percent of aver-age commercial - foreign loans in 1999. Nonperforming commercial - foreign loans were $486 million at December 31, 2000 and 1999, representing 1.56 per-cent of commercial - foreign loans at December 31, 2000, compared to 1.74 per-cent at December 31, 1999. Commercial - foreign loans past due 90 days or more and still accruing interest were $37 million at

December 31, 2000 compared to $58 million at December 31, 1999, or 0.12 per-cent and 0.21 percent of commercial - foreign loans, respectively. For addi-tional information see the International Exposure discussion beginning on page 44.

  Commercial real estate - domestic loans totaled $26.2 billion and $24.0 bil-lion at December 31, 2000 and 1999, respectively, or seven percent of total loans and leases at both points in time. Nonperforming commercial real estate - domestic loans were $236 million, or 0.90 percent of commercial real estate - domestic loans, at December 31, 2000, compared to $191 million, or
0.79 percent, at December 31, 1999. At December 31, 2000, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $16 million, or 0.06 percent of total commercial real estate - domestic loans, compared to $6 million, or 0.02 percent, at December 31, 1999. Table Seventeen displays commercial real estate loans by geographic region and prop-erty type, including the portion of such loans which are nonperforming, and other real estate credit exposures.

 Consumer Portfolio

  At December 31, 2000 and 1999, domestic consumer loans outstanding totaled $186.3 billion and $172.6 billion, respectively, or 48 percent and 47 percent of total loans and leases, respectively. As of December 31, 2000, approxi-mately 68 percent of these loans were secured by first or second mortgages on residential real estate. Additional information on components of and changes in the Corporation's consumer loan portfolio can be found in the average earn-ing asset discussion within the "Net Interest Income" section on page 22 and "Balance Sheet Review and Liquidity Risk Management" section on page 30.

  In 1999, the Federal Financial Institutions Examination Council (FFIEC) issued the Uniform Classification and Account Management Policy (the Policy) which provides guidance for and promotes consistency among banks on the charge-off treatment of delinquent and bankruptcy-related consumer loans. The Corporation implemented the Policy in the fourth quarter of 2000, which resulted in accelerated charge-offs of $104 million across several product types in the consumer loan portfolio.

  Residential mortgage loans increased to $84.4 billion at December 31, 2000 compared to $81.9 billion at December 31, 1999. Net charge-offs in 2000 on residential mortgage loans remained negligible at $27 million, or 0.03 percent of average residential mortgage loans.

  Home equity loans increased to $21.6 billion at December 31, 2000 compared to $17.3 billion at December 31, 1999. Net charge-offs in 2000 on home equity loans remained negligible at $20 million, or 0.10 percent of average home equity loans. Nonperforming home equity loans decreased to $32 million at December 31, 2000 from $46 million at December 31, 1999.

  Consumer finance loans outstanding totaled $25.8 billion and $22.3 billion at December 31, 2000 and 1999, respectively, or seven percent and six percent of total loans and leases, respectively. Approximately 80 percent of these loans are secured by residential real estate, virtually all first lien. The Corporation had consumer finance net charge-offs in 2000 of $266 million, or
1.09 percent of average consumer finance loans, compared to $229 million, or
1.22 percent in 1999. Consumer finance nonperforming loans increased to $1.1 billion at December 31, 2000 from $598 million at December 31, 1999. The increase in nonperforming loans was the result of continued seasoning of ear-lier growth in this portfolio. Higher charge-offs are primarily related to the adoption of the new FFIEC policy described above.

  Consumer bankcard receivables increased to $14.1 billion at December 31, 2000 compared to $9.0 billion at December 31, 1999. Net charge-offs on bank-card receivables decreased $157 million to $338 million for 2000 when compared to 1999. The decrease resulted from the sales of certain higher loss out of market portfolios in the second half of 1999 and continued declines in delin-quency levels and bankruptcy filing rates. Bankcard loans past due 90 days and still accruing interest were $191 million, or 1.36 percent of bankcard receiv-ables at December 31, 2000, compared to $138 million, or 1.53 percent at December 31, 1999.

  Other consumer loans, which include direct and indirect consumer and foreign consumer loans, decreased to $42.8 billion at December 31, 2000 compared to $44.4 billion at December 31, 1999. Direct and indirect consumer loan net charge-offs in 2000 were $324 million, or 0.78 percent of average direct and indirect consumer loans, compared to $370 million or 0.88 percent of the aver-age balance outstanding in 1999. Foreign consumer loan net charge-offs in 2000 were $3 million, or 0.13 percent of average foreign loans, compared to $17 million, or 0.52 percent of the average balance outstanding in 1999.

 Nonperforming Assets

  As presented in Table Eleven, nonperforming assets increased to $5.5 bil-lion, or 1.39 percent of loans, leases and foreclosed properties at December 31, 2000, compared to $3.2 billion, or 0.86 percent, at December 31, 1999. Nonperforming loans increased to $5.2 billion at December 31, 2000 compared to $3.0 billion at December 31, 1999 primarily due to nonperformers in the com-mercial -- domestic loan portfolio. Nonperforming commercial -- domestic loans increased $1.6 billion to $2.8 billion in 2000 as credit deterioration occurred during the second half of the year, particularly in the fourth quar-ter of 2000, in loans to companies which were adversely impacted by a slowing economy, higher interest rates and an overall competitive environment. Higher levels of nonperforming loans in the consumer finance portfolio, as described above, also contributed to the increase. Foreclosed properties increased to $249 million at December 31, 2000 compared to $163 million at December 31, 1999.

  In order to respond when deterioration of a credit occurs, internal loan workout units are devoted to providing specialized expertise and full-time management and/or collection of certain nonperforming assets as well as cer-tain performing loans. Management believes focused collection strategies and a proactive approach to managing overall problem assets expedites the disposi-tion, collection and renegotiation of nonperforming and other lower-quality assets. As part of this process, management routinely evaluates all reasonable alternatives, including the sale of assets individually or in groups, and selects what it believes to be the optimal strategy.

Table Eleven

Nonperforming Assets(/1/)

---------------------------------------------------------
                                December 31
                  ---------------------------------------
(Dollars in
millions)          2000    1999    1998    1997    1996
---------------------------------------------------------
Nonperforming
 loans
Commercial -
  domestic        $2,777  $1,163  $  812  $  563  $  713
Commercial -
  foreign            486     486     314     155     110
Commercial real
 estate -
  domestic           236     191     299     342     491
Commercial real
 estate -
  foreign              3       3       4       2       2
---------------------------------------------------------
 Total
  commercial       3,502   1,843   1,429   1,062   1,316
---------------------------------------------------------
Residential
 mortgage            551     529     722     744     676
Home equity
 lines                32      46      50      52      36
Direct/Indirect
 consumer             19      19      21      43      53
Consumer finance   1,095     598     246     210     116
Foreign consumer       9       7      14      --       1
---------------------------------------------------------
 Total consumer    1,706   1,199   1,053   1,049     882
---------------------------------------------------------
  Total
   nonperforming
   loans           5,208   3,042   2,482   2,111   2,198
---------------------------------------------------------
Foreclosed
 properties          249     163     282     309     511
---------------------------------------------------------
   Total
    nonperforming
    assets        $5,457  $3,205  $2,764  $2,420  $2,709
---------------------------------------------------------
Nonperforming
 assets as a
 percentage of:
 Total assets        .85%    .51%    .45%    .42%    .57%
 Loans, leases
  and foreclosed
  properties        1.39     .86     .77     .71     .85
---------------------------------------------------------

  The loss of income associated with nonperforming loans and the cost of car-rying foreclosed properties for the five years ended December 2000 were:

----------------------------------------------------------
(Dollars in
millions)          2000    1999    1998    1997    1996
----------------------------------------------------------
Income that
 would have been
 recorded in
 accordance with
 original terms   $  666  $  419  $  367  $  349  $  388
Less income
 actually
 recorded           (237)   (123)   (130)   (130)   (130)
----------------------------------------------------------
Loss of income    $  429  $  296  $  237  $  219  $  258
----------------------------------------------------------
Cost of carrying
 foreclosed
 properties       $   12  $   13  $   16  $   26  $   35
----------------------------------------------------------
----------------------------------------------------------

(1) Balance does not include $124 million of loans held for sale, included in other assets at December 31, 2000, which would have been classified as nonperforming had they been included in loans. The Corporation had approx-imately $390 million of troubled debt restructured loans at December 31, 2000, which were accruing interest and are not included in nonperforming assets.

  Note Six of the consolidated financial statements on page 78 provides the reported investment in specific loans considered to be impaired at December 31, 2000 and 1999. The Corporation's investment in specific loans that were considered to be impaired at December 31, 2000 was $3.8 billion compared to $2.1 billion at December 31, 1999. Commercial - domestic impaired loans increased to $2.9 billion at December 31, 2000 from $1.1 billion at December 31, 1999 due to the increases in commercial - domestic nonperforming assets described previously. Commercial real estate - domestic impaired loans remained constant at $0.4 billion at both December 31, 2000 and December 31, 1999. Commercial - foreign also remained constant at $0.5 billion at December 31, 2000 and December 31, 1999.

 Loans Past Due 90 Days or More and Still Accruing Interest

  Table Twelve presents total loans past due 90 days or more and still accru-ing interest. At December 31, 2000, loans past due 90 days or more and still accruing interest were $495 million, or 0.13 percent of loans and leases, com-pared to $521 million, or 0.14 percent, at December 31, 1999.

Table Twelve
Loans Past Due 90 Days or More and Still Accruing Interest
-------------------------------------------------------------------------------

                                    December 31, 2000   December 31, 1999
                                   ------------------- -------------------
(Dollars in millions)              Amount Percent(/1/) Amount Percent(/1/)
--------------------------------------------------------------------------
Commercial - domestic               $141       .10%     $135       .09%
Commercial - foreign                  37       .12        58       .21
Commercial real estate - domestic     16       .06         6       .02
--------------------------------------------------------------------------
 Total commercial                    194       .10       199       .10
--------------------------------------------------------------------------
Residential mortgage                  17       .02        26       .03
Direct/Indirect consumer              89       .22       136       .32
Consumer finance                       4       .02        22       .10
Bankcard                             191      1.36       138      1.53
--------------------------------------------------------------------------
 Total consumer                      301       .16       322       .18
--------------------------------------------------------------------------
  Total                             $495       .13%     $521       .14%
--------------------------------------------------------------------------

(1) Represents amounts past due 90 days or more and still accruing interest as a percentage of loans and leases for each loan category.

 Allowance for Credit Losses

  The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, anticipated defaults or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type. The remaining portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to the Corporation's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information (including individual valuations on nonperforming loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") result in the estimation of specific allowances for credit losses. The Corporation has procedures in place to monitor differences between estimated and actual incurred credit losses. These procedures include detailed periodic assessments by senior man-agement of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.

  Portions of the allowance for credit losses, as presented on Table Fifteen, are assigned to cover the estimated probable incurred credit losses in each loan and lease category based on the results of the Corporation's detail review process described above. The assigned portion continues to be weighted toward the commercial loan portfolio, which reflects a higher level of nonperforming loans and the potential for higher individual losses. The remaining or unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic conditions. This procedure helps to minimize the risk related to the margin of imprecision inherent in the estimation of the assigned allowances for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctu-ate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflects manage-ment's best estimate of incurred credit losses as of the balance sheet date.

  The provision for credit losses increased $715 million in 2000 to $2.5 bil-lion primarily related to increased credit deterioration and nonperforming assets in the commercial - domestic loan portfolio. The provision for credit losses in 2000 was $135 million in excess of net charge-offs of $2.4 billion due primarily to a decision to increase the allowance for credit losses, in response to the increased velocity of credit deterioration in the fourth quar-ter of 2000.

  The nature of the process by which the Corporation determines the appropri-ate allowance for credit losses requires the exercise of considerable judg-ment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at December 31, 2000. Table Thirteen provides the changes in the allowance for credit losses for the five years ended December 31, 2000.

Table Thirteen
Allowance For Credit Losses

-------------------------------------------------------------------------------
(Dollars in millions)           2000      1999      1998      1997      1996
-------------------------------------------------------------------------------
Balance, January 1            $  6,828  $  7,122  $  6,778  $  6,316  $  6,222
-------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic            1,412       820       714       328       376
Commercial - foreign               117       161       262        54        29
Commercial real estate -
  domestic                          31        19        21        59       131
Commercial real estate -
  foreign                            1         1        --        --        --
-------------------------------------------------------------------------------
 Total commercial                1,561     1,001       997       441       536
-------------------------------------------------------------------------------
Residential mortgage                36        35        33        50        61
Home equity lines                   29        24        27        36        47
Direct/Indirect consumer           502       545       562       582       486
Consumer finance                   420       387       561       426       393
Bankcard                           392       571       857     1,043       838
Other consumer domestic             51        (1)       --        12         5
Foreign consumer                     4        20        13        13         3
-------------------------------------------------------------------------------
 Total consumer                  1,434     1,581     2,053     2,162     1,833
-------------------------------------------------------------------------------
  Total loans and leases
   charged off                   2,995     2,582     3,050     2,603     2,369
-------------------------------------------------------------------------------
Recoveries of loans and
 leases previously charged
 off
Commercial - domestic              125       109        97       226       194
Commercial - foreign                31        17        20        25        40
Commercial real estate -
  domestic                          18        25        21        59        50
Commercial real estate -
  foreign                            3        --        --        --         5
-------------------------------------------------------------------------------
 Total commercial                  177       151       138       310       289
-------------------------------------------------------------------------------
Residential mortgage                 9         7         4         5         4
Home equity lines                    9        12        10         9         7
Direct/Indirect consumer           178       175       157       146       137
Consumer finance                   154       158       178       155       156
Bankcard                            54        76        93       124       108
Other consumer - domestic           13        --        --        --        --
Foreign consumer                     1         3         3         2         1
-------------------------------------------------------------------------------
 Total consumer                    418       431       445       441       413
-------------------------------------------------------------------------------
  Total recoveries of loans
   and leases previously
   charged off                     595       582       583       751       702
-------------------------------------------------------------------------------
  Net charge-offs                2,400     2,000     2,467     1,852     1,667
-------------------------------------------------------------------------------
Provisions for credit losses     2,535     1,820     2,920     1,904     1,645
Other, net                        (125)     (114)     (109)      410       116
-------------------------------------------------------------------------------
 Balance, December 31         $  6,838  $  6,828  $  7,122  $  6,778  $  6,316
-------------------------------------------------------------------------------
Loans and leases outstanding
 at December 31               $392,193  $370,662  $357,328  $342,140  $317,709
Allowance for credit losses
 as a percentage of loans
 and leases outstanding at
 December 31                      1.74%     1.84%     1.99%     1.98%     1.99%
Average loans and leases
 outstanding during the year  $392,622  $362,783  $347,840  $343,151  $312,331
Net charge-offs as a
 percentage of average
 outstanding loans and
 leases during the year            .61%      .55%      .71%      .54%      .53%
Ratio of the allowance for
 credit losses at December
 31 to net charge-offs            2.85      3.41      2.89      3.66      3.79
Allowance for credit losses
 as a percentage of
 nonperforming loans at end
 of year                        131.30    224.48    287.01    321.03    287.35
-------------------------------------------------------------------------------

Table Fourteen
Net Charge-offs in Dollars and as a Percentage of Average Loans and Leases Outstanding(/1/)

---------------------------------------------------------------------------------------------
(Dollars in millions)        2000          1999          1998         1997         1996
---------------------------------------------------------------------------------------------
Commercial - domestic     $1,287   .87% $  711   .51% $  617  .47% $  102  .09% $  182   .18%
Commercial - foreign          86   .29     144   .49     242  .78      29  .10     (11)  n/m
Commercial real estate -
  domestic                    13   .05      (6)  n/m      --   --      --   --      81   .31
Commercial real estate -
  foreign                     (2)   --       1   .39      --   --      --   --      (5)  n/m
---------------------------------------------------------------------------------------------
 Total commercial          1,384   .68     850   .44     859  .45     131  .07     247   .16
---------------------------------------------------------------------------------------------
Residential mortgage          27   .03      28   .04      29  .04      45  .06      57   .07
Home equity lines             20   .10      12   .07      17  .11      27  .18      40   .34
Direct/Indirect consumer     324   .78     370   .88     405 1.01     436 1.11     349  1.01
Consumer finance             266  1.09     229  1.22     383 2.67     271 1.96     237  1.98
Bankcard                     338  3.29     495  5.08     764 6.03     919 5.90     730  4.47
Other consumer -
  domestic                    38    --      (1)  n/m      --   --      12   --       5    --
Foreign consumer               3   .13      17   .52      10  .31      11  .32       2   .10
---------------------------------------------------------------------------------------------
 Total consumer            1,016   .54   1,150   .68   1,608 1.02   1,721 1.03   1,420   .89
---------------------------------------------------------------------------------------------
  Total net charge-offs   $2,400   .61% $2,000   .55% $2,467  .71% $1,852  .54% $1,667   .53%
---------------------------------------------------------------------------------------------
Managed bankcard net
 charge-offs and
 ratios(/2/)              $  944  4.66% $1,077  5.57% $1,284 6.27% $1,254 6.19% $  888  4.67%
---------------------------------------------------------------------------------------------

n/m = not meaningful
(1) Percentage amounts are calculated as net charge-offs divided by average outstanding or managed loans for each loan category.
(2) Includes both on-balance sheet and securitized loans.

Table Fifteen
Allocation of the Allowance for Credit Losses

----------------------------------------------------------------------------------------------------
                                                         December 31
                          --------------------------------------------------------------------------
                               2000           1999           1998           1997           1996
                  ----------------------------------------------------------------------------------
(Dollars in millions)     Amount Percent Amount Percent Amount Percent Amount Percent Amount Percent
----------------------------------------------------------------------------------------------------
Commercial - domestic     $1,993   29.1% $1,875   27.4% $1,540   21.6% $1,580   23.4% $1,436   22.7%
Commercial - foreign         796   11.6     930   13.6   1,327   18.6   1,013   14.9     427    6.8
Commercial real
 estate - domestic           989   14.5     927   13.6     925   13.0     847   12.5     764   12.1
Commercial real
 estate - foreign              7     .1      11     .2      --     --      --     --      --     --
----------------------------------------------------------------------------------------------------
 Total commercial          3,785   55.3   3,743   54.8   3,792   53.2   3,440   50.8   2,627   41.6
----------------------------------------------------------------------------------------------------
Residential mortgage         151    2.2     160    2.3     137    1.9     181    2.7     214    3.4
Home equity lines             77    1.1      60     .9      46     .6      84    1.2      87    1.4
Direct/Indirect consumer     384    5.6     416    6.1     527    7.5     608    9.0     618    9.8
Consumer finance             658    9.7     651    9.5     658    9.2     785   11.6     645   10.2
Bankcard                     549    8.0     348    5.1     501    7.0     790   11.7     671   10.6
Foreign consumer              11     .2      11     .2      26     .4      23     .3      21     .3
----------------------------------------------------------------------------------------------------
 Total consumer            1,830   26.8   1,646   24.1   1,895   26.6   2,471   36.5   2,256   35.7
----------------------------------------------------------------------------------------------------
Unassigned                 1,223   17.9   1,439   21.1   1,435   20.2     867   12.7   1,433   22.7
----------------------------------------------------------------------------------------------------
  Total                   $6,838  100.0% $6,828  100.0% $7,122  100.0% $6,778  100.0% $6,316  100.0%
----------------------------------------------------------------------------------------------------

 Concentrations of Credit Risk

  In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Sixteen, Seventeen, Eighteen and Nineteen.

  The Corporation maintains a diverse commercial loan portfolio, representing 52 percent of total loan and leases at December 31, 2000. The largest concen-tration is in commercial real estate, which represents seven percent of total loans and leases. The exposures presented in Table Seventeen represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposure included in the table does not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refi-nancing of the real estate. Accordingly, the exposure presented does not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

  Total loans and leases outstanding at December 31, 2000, include approxi-mately $5 billion related to the utilities industry, which represents 1.3 per-cent of total loans and leases. Recent problems being experienced by the Cali-fornia utility companies are being closely monitored by the Corporation. These problems are related to government and regulatory issues, as well as financial issues. The Corporation believes all interested parties including utilities, suppliers and government officials are working diligently in an attempt to resolve the situation.

Table Sixteen
Significant Industry Loans and Leases(/1/)

--------------------------------------------------------------------------------
                                   2000                         1999
                                     -------------------------------------------
                                   Percent of Total             Percent of Total
(Dollars in millions)  Outstanding Loans and Leases Outstanding Loans and Leases
--------------------------------------------------------------------------------
Transportation           $11,704         3.0%         $11,133         3.0%
Media                      9,322         2.4            8,783         2.4
Equipment and general
 manufacturing             8,982         2.3            8,183         2.2
Business services          8,883         2.3            8,153         2.2
Agribusiness               7,672         2.0            8,110         2.2
Healthcare                 7,201         1.8            8,539         2.3
Retail                     7,049         1.8            7,040         1.9
Telecommunications         6,801         1.7            5,298         1.4
Autos                      6,741         1.7            6,331         1.7
Oil and gas                5,299         1.4            6,839         1.8
--------------------------------------------------------------------------------

(1) Includes only non-real estate commercial loans and leases.

Table Seventeen
Commercial Real Estate Loans, Foreclosed Properties
and Other Real Estate Credit Exposure
-------------------------------------------------------------------------------

December 31, 2000

                                    Loans
                          -------------------------
                                                      Foreclosed       Credit
(Dollars in millions)     Outstanding Nonperforming Properties(/1/) Exposure(/2/)
---------------------------------------------------------------------------------
By Geographic
 Region(/3/)
California                  $ 5,756       $ 49            $ 4          $  806
Southwest                     3,846         14             --             610
Northwest                     2,862          2             --             138
Florida                       2,632         23             --             509
Midwest                       2,589         24             26             200
Mid-Atlantic                  1,682         12             --             474
Carolinas                     1,453          5             --              75
Midsouth                      1,387          4             --             110
Northeast                     1,312         67             --             727
Other states                  1,267         36             37             132
Non-US                          282          3             --               7
Geographically
 diversified                  1,368         --             --             250
---------------------------------------------------------------------------------
 Total                      $26,436       $239            $67          $4,038
---------------------------------------------------------------------------------
By Property Type
Office buildings            $ 5,237       $ 10            $ 2          $  625
Apartments                    4,856         46             --             761
Shopping centers/retail       3,471         19             17             913
Residential                   3,266         23             --             343
Industrial/warehouse          2,596          7             11              62
Land and land
 development                  1,353          2              8             157
Hotels/motels                 1,195          7              9             288
Multiple use                    704          1             --             132
Miscellaneous commercial        598          2             --              16
Unsecured                       399         --             --              18
Non-US                          282          3             --               7
Other                         2,479        119             20             716
---------------------------------------------------------------------------------
 Total                      $26,436       $239            $67          $4,038
---------------------------------------------------------------------------------

(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.

  International Exposure

  Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries that have been nega-tively impacted by global economic pressure. These include certain Asian coun-tries as well as countries within Latin America and Eastern Europe that have experienced currency and other economic problems.

  In connection with its efforts to maintain a diversified portfolio, the Cor-poration limits its exposure to any one geographic region or country and moni-tors this exposure on a continuous basis. Table Eighteen sets forth selected regional foreign exposure at December 31, 2000. The countries selected repre-sent those that the Corporation considers having higher credit and foreign exchange risk. At December 31, 2000, the Corporation's total exposure to these select countries was $30.3 billion, an increase of $2.5 billion from December 31, 1999, primarily due to increased levels of Japanese government securities. The growth was partially offset by the sale of the Pakistan business and loan paydowns in Mexico. The Corporation's total selected regional foreign exposure has declined $6.4 billion and $16.5 billion since December 31, 1998 and 1997 respectively. Table Eighteen is based on the FFIEC's instructions for periodic reporting of foreign exposure.

Table Eighteen
Selected Regional Foreign Exposure
-------------------------------------------------------------------------------

                                            Derivatives                                            Total      Increase/
                                               (Net                                               Binding     (Decrease)
                  Loans and                  Positive   Securities/ Total Cross-   Gross Local    Exposure       from
(Dollars in         Loan         Other       Mark-To-      Other       border        Country    December 31, December 31,
millions)        Commitments Financing(/1/)   Market)   Investments Exposure(/2/) Exposure(/3/)     2000         1999
-------------------------------------------------------------------------------------------------------------------------
Region/Country
Asia
China              $  108        $    3       $   10      $   79       $   200       $   120      $   320       $  (36)
Hong Kong             199            40           19          90           348         4,216        4,564          245
India                 878            45           53          56         1,032         1,177        2,209          225
Indonesia             252            24           22          30           328            67          395         (127)
Japan                 696            90          599       5,022         6,407           687        7,094        3,293
Korea (South)         361           861           74          61         1,357           863        2,220           82
Malaysia               41             9            1           1            52           470          522          (68)
Pakistan               10             8           --          --            18            --           18         (305)
Philippines           182            28            2          35           247           144          391         (112)
Singapore             334             9           49          65           457         1,017        1,474          182
Taiwan                319            58           18           1           396           733        1,129          168
Thailand               43            11           46          33           133           274          407         (201)
Other                   1            17           --          --            18           114          132          (18)
-------------------------------------------------------------------------------------------------------------------------
 Total             $3,424        $1,203       $  893      $5,473       $10,993       $ 9,882      $20,875       $3,328
-------------------------------------------------------------------------------------------------------------------------
Central and
 Eastern Europe
Russia
 Federation        $   --        $   --           --      $    2       $     2            --      $     2       $  (16)
Turkey                271            37            3          21           332            --          332          114
Other                  95            16           18          47           176            68          244            9
-------------------------------------------------------------------------------------------------------------------------
 Total             $  366        $   53       $   21      $   70       $   510       $    68      $   578       $  107
-------------------------------------------------------------------------------------------------------------------------
Latin America
Argentina          $  500        $  114       $   14      $   50       $   678       $   396      $ 1,074       $  (64)
Brazil                788           416          239         329         1,772           492        2,264         (244)
Chile                 569             6            9          12           596           384          980          (19)
Colombia              207            42            7           9           265            21          286         (206)
Mexico              1,547           355           62       1,267         3,231           205        3,436         (439)
Venezuela             165            21           --         245           431            48          479           66
Other                 199            74            2          87           362            --          362           15
-------------------------------------------------------------------------------------------------------------------------
 Total             $3,975        $1,028       $  333      $1,999       $ 7,335       $ 1,546      $ 8,881       $ (891)
-------------------------------------------------------------------------------------------------------------------------
 Total             $7,765        $2,284       $1,247      $7,542       $18,838       $11,496       30,334       $2,544
-------------------------------------------------------------------------------------------------------------------------

(1) Includes acceptances, standby letters of credit, commercial letters of credit, and formal guarantees.
(2) Cross-border exposure includes amounts payable to the Corporation by resi-dents of countries other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
(3) Gross local country exposure includes amounts payable to the Corporation by residents of countries in which the credit is booked, regardless of the currency in which the claim is denominated. Management does not net local funding or liabilities against local exposures as allowed by the FFIEC.

  The Corporation has cross border exposure in excess of one percent of total assets in the three countries detailed on Table Nineteen. The exposure in the United Kingdom and Germany reflects the Corporation's efforts to diversify its portfolio in industrialized countries where its clients operate. The growth in Japan is primarily due to increased levels of Japanese government securities resulting from market risk management activities that are closely monitored and are regularly subject to stress testing scenarios. For additional informa-tion on these market risk management activities, see the "Market Risk Manage-ment" section on page 47.

Table Nineteen
Exposure Exceeding One Percent of Total Assets(/1/,/2/)

-----------------------------------------------------------------------------
                                                                Exposure
(Dollars in                 Public        Private  Total   as a Percentage of
millions)       December 31 Sector Banks  Sector  Exposure    Total Assets
-----------------------------------------------------------------------------
United Kingdom     2000     $  355 $1,962 $6,167   $8,484         1.32%
                   1999        250    917  4,535    5,702         0.90
-----------------------------------------------------------------------------
Germany            2000      2,188  2,249  2,062    6,499         1.01
                   1999        791  1,948    932    3,671         0.58
-----------------------------------------------------------------------------
Japan              2000      4,925    599    883    6,407         1.00
                   1999      1,653    502    518    2,673         0.42
-----------------------------------------------------------------------------

(1) Exposure includes cross-border claims by the Corporation's foreign offices as follows: loans, accrued interest receivable, acceptances, time deposits placed, trading account assets, available-for-sale (at fair val-ue) and held-to-maturity (at cost) securities, other interest-earning investments and other monetary assets. Amounts also include derivative-dealer assets, unused commitments, standby letters of credit, commercial letters of credit and formal guarantees.
(2) Sector definitions are based on the FFIEC instructions for preparing the Country Exposure Report.

Market Risk Management

 Overview

  The Corporation is exposed to market risk as a consequence of the normal course of conducting its business activities. Examples of these business activities include market making, underwriting, proprietary trading, and asset/liability management in interest rate, foreign exchange, equity, commod-ity and credit markets, along with any associated derivative products. Market risk is the potential of loss arising from adverse changes in market rates, prices and liquidity. Financial products that expose the Corporation to market risk include securities, loans, deposits, debt and derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics. Liquidity risk arises from the pos-sibility that the Corporation may not be able to satisfy current or future financial commitments or that the Corporation may be more reliant on alterna-tive funding sources such as long-term debt.

 Trading Portfolio

  The Corporation's Board of Directors (the Board) delegates responsibility of the day-to-day management of market risk to the Finance Committee. The Finance Committee has structured a system of independent checks, balances and report-ing in order to ensure that the Board's disposition toward market risk is not compromised.

  The objective of Risk Management is to provide senior management with inde-pendent, timely assessments of the bottom line impacts of all market risks facing the Corporation and to monitor those impacts against trading limits. Risk Management monitors the changing aggregate position of the Corporation and projects the profit and loss levels that would result from both normal and extreme market moves. In addition, Risk Management is responsible for ensuring that reasonable policies and procedures that are in line with the Board's risk preferences are in place and enforced. These policies and procedures encompass the limit process, risk reporting, new product review and model review.

---------------------------------------------
Daily Market Risk-Related          Number
Revenue (Dollars in millions)      of Days
---------------------------------------------
-10 to -15                          1
-5 to -10                           4
0 to -5                            14
0-5                                39
5-10                               52
10-15                              57
15-20                              46
20-25                              18
25-30                              13
30-35                               6
> 35                                1

  Market risk-related revenue includes trading revenue and trading-related net interest income, which encompasses both proprietary trading and customer-related activities. In 2000, the Corporation continued its efforts to build on its client franchise and reduce the proportion of proprietary trading revenue to total revenue. The success of these efforts can be seen in the histogram. In 2000, the Corporation recorded positive daily market risk-related revenue for 232 of 251 trading days. Furthermore, of the 19 days that showed negative revenue, only one day was greater than $10 million.

 Value at Risk

  Value at Risk (VAR) is the key measure of market risk for the Corporation. VAR represents the maximum amount that the Corporation has placed at risk of loss, with a 99 percent degree of confidence, in the course of its risk taking activities. Its purpose is to describe the amount of capital required to absorb potential losses from adverse market movements.

  As the graph below shows, in 2000, actual market risk-related revenue exceeded VAR measures one day out of 251 total trading days. Given the 99 per-cent confidence interval captured by VAR, this would be expected to occur approximately once every 100 trading days, or two to three times each year.

  Graphic omitted: Line graph representation of Daily Market Risk-Related Revenue and VAR for the twelve months ended December 31, 2000. During 2000, the daily market risk-related revenue ranged from negative revenue of $13 million to positive revenue of $37 million. Over the same period, VAR ranged from $25 million to $53 million.

  The following table summarizes the VAR in the Corporation's trading portfo-lios as of and for the years ended December 31, 2000 and 1999:

Table Twenty
Trading Activities Market Risk
-------------------------------------------------------------------------------

                                    2000                       1999
                                             ---------------------------------
(US Dollar equivalents   Average    High     Low    Average    High     Low
in millions)             VAR(/1/) VAR(/2/) VAR(/2/) VAR(/1/) VAR(/2/) VAR(/2/)
------------------------------------------------------------------------------
Interest rate             $25.9    $42.2    $16.3    $25.7    $41.2    $18.6
Foreign exchange           10.6     18.5      5.4     10.8     21.7      6.1
Commodities                 2.1      5.2       .5      1.6      5.8       .6
Equities                   26.7     41.5      5.5     13.1     26.8      2.6
Credit products(/3/)       10.1     17.4      3.2      n/a      n/a      n/a
Real
 estate/mortgage(/3/)       7.5     11.3      2.5      n/a      n/a      n/a
Total trading portfolio    41.5     53.0     25.1     31.7     42.6     23.5
------------------------------------------------------------------------------

(1) The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversifi-cation of the portfolio.
(2) The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the portfolio may have occurred on different trading days.
(3) Prior to 2000, the credit products and real estate/mortgage portfolios were reported as part of the interest rate portfolio.

  Total trading portfolio VAR increased during 2000 relative to 1999, largely driven by increased activity in the equities business. The VAR for the other product categories during 2000 was approximately the same as in 1999.

  The following table summarizes the quarterly VAR in the Corporation's trad-ing portfolios for 2000:

Quarterly Trading Activities Market Risk
-------------------------------------------------------------------------------

                                                                     2000
                  -----------------------------------------------------------------------------------------------------------
                        Fourth Quarter             Third Quarter              Second Quarter             First Quarter
-----------------------------------------------------------------------------------------------------------------------------
(US Dollar
equivalents in    Average    High     Low    Average    High     Low    Average    High     Low    Average    High     Low
millions)         VAR(/1/) VAR(/2/) VAR(/2/) VAR(/1/) VAR(/2/) VAR(/2/) VAR(/1/) VAR(/2/) VAR(/2/) VAR(/1/) VAR(/2/) VAR(/2/)
-----------------------------------------------------------------------------------------------------------------------------
Interest rate      $25.2    $42.2    $16.3    $29.1    $35.5    $24.7    $26.4    $33.6    $21.7    $22.8    $25.5    $19.9
Foreign exchange    10.6     15.5      5.7      9.1     13.5      5.5     10.2     18.5      5.4     12.2     17.8      7.4
Commodities          2.8      4.8      1.5      2.4      5.2       .5      1.9      3.3       .7      1.2      2.4       .5
Equities(/3/)       10.4     21.6      5.5     35.2     41.5     25.5     36.7     39.8     28.7     24.6     35.1     19.1
Credit products      6.3      8.5      3.2      8.8     12.0      6.1     12.4     16.4      8.8     13.2     17.4      8.9
Real
 estate/mortgage     9.6     11.1      8.3      9.8     11.3      8.6      4.5      9.4      2.5      6.1      9.1      4.5
Total trading
 portfolio(/3/)     32.0     45.5     25.1     48.5     53.0     39.2     47.9     52.0     41.9     37.4     46.7     34.0
-----------------------------------------------------------------------------------------------------------------------------

(1) The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversifi-cation of the portfolio.
(2) The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the portfolio may have occurred on different trading days.
(3) The decrease in VAR in the fourth quarter was due to a change in the meth-odology used to calculate VAR for the equities portfolio. The net effect of the change was an approximate $20 million reduction in reported VAR for equities. VAR was not restated for previous quarters.

  VAR modeling on trading is subject to numerous limitations. In addition, the Corporation recognizes that there are numerous assumptions and estimates asso-ciated with modeling and actual results could differ from these assumptions and estimates. The Corporation mitigates these uncertainties through close monitoring and by examining and updating assumptions on an ongoing basis. The continual trading risk management process considers the impact of unantici-pated risk exposure and updates assumptions to reduce loss exposure.

 Stress Testing

  In order to determine the sensitivity of the Corporation's capital to the impact of historically large market moves with low probability, stress scena-rios are run against the trading portfolios. This stress testing should verify that, even under extreme market moves, the Corporation will preserve its capi-tal. The scenarios for each product are large standard deviation moves in the relevant markets that are based on significant historical events. These results are calculated daily and reported as part of the regular reporting process.

  In addition, specific stress scenarios are run regularly which represent extreme, but plausible, events that would be of concern given the Corpora-tion's current portfolio. The results of these specific scenarios are pre-sented to the Trading Risk Committee as part of its regular meetings. Examples of these specific stress scenarios include calculating the effects on the overall portfolio of an extreme Federal Reserve Board tightening or easing of interest rates, a severe credit deterioration in the U.S., and a recession in Japan and the corresponding ripple effects throughout Asia.

Asset and Liability Management Activities

 Non-Trading Portfolio

  The Corporation's Asset and Liability Management (ALM) process, managed through the Asset and Liability Committee of the Finance Committee, is used to manage interest rate risk through the structuring of balance sheet and off-balance sheet portfolios and identifying and linking such off-balance sheet positions to specific assets and liabilities. Interest rate risk represents the only material market risk exposure to the Corporation's non-trading finan-cial instruments. To effectively measure and manage interest rate risk, the Corporation uses sophisticated computer simulations which determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instru-ments: short-term financial instruments, securities, loans, deposits, borrowings and off-balance sheet financial instruments. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scena-rios, interest rate risk is quantified and appropriate strategies are devel-oped and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Additionally, duration and market value sensitivity measures are selectively utilized where they pro-vide added value to the overall interest rate risk management process.

  At December 31, 2000, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis-point rise or fall in interest rates over the next 12 months was estimated to be less than one percent of net interest income.

  Table Twenty-One summarizes the expected maturities, unrealized gains and losses and weighted average effective yields and rates associated with the Corporation's significant non-trading on-balance sheet financial instruments. Cash and cash equivalents, time deposits placed and other short-term invest-ments, federal funds sold and purchased, resale and repurchase agreements, commercial paper, other short-term borrowings and foreign deposits, which are similar in nature to other short-term borrowings, are excluded from Table Twenty-One as their respective carrying values approximate fair values. These financial instruments generally expose the Corporation to insignificant market risk as they have either no stated maturities or an average maturity of less than 30 days and interest rates that approximate market rates. However, these financial instruments could expose the Corporation to interest rate risk by requiring more or less reliance on alternative funding sources, such as long-term debt. Loans held for sale are also excluded as their carrying values approximate their fair values, generally exposing the Corporation to insignif-icant market risk. For further information on the fair value of financial instruments, see Note Eighteen of the consolidated financial statements on page 100.

Table Twenty-One
Non-Trading On-Balance Sheet Financial Instruments
-------------------------------------------------------------------------------

December 31, 2000

                                                                  Expected Maturity
                                                   ------------------------------------------------
                                      Unrealized                                             After
(Dollars in millions)      Total    Gains/(Losses)   2001    2002    2003    2004    2005    2005
---------------------------------------------------------------------------------------------------
Assets(/1/)
Available-for-sale
 securities(/2/,/8/)
 Fixed rate
 Book value               $ 57,075      $ (936)    $  1,938 $ 3,778 $12,015 $ 3,983 $ 3,068 $32,293
 Weighted average
  effective yield             5.93%
 Variable rate
 Book value               $  7,576         (55)          13      15      48     975     332   6,193
 Weighted average
  effective yield             6.63%
Held-to-maturity securi-
 ties(/2/)
 Fixed rate
 Book value               $  1,132         (54)          60      45      53      29      16     929
 Weighted average
  effective yield             7.52%
 Variable rate
 Book value               $     55          --           23       5      12       7       4       4
 Weighted average
  effective yield             7.57%
Loans(/2/,/3/)
 Fixed rate
 Book value               $120,910       2,110       34,705  19,869  15,045   9,572   7,377  34,342
 Weighted average
  effective yield             7.97%
 Variable rate
 Book value               $248,796       2,497      102,314  42,475  28,153  20,556  16,397  38,901
 Weighted average
  effective yield             8.56%

Liabilities(/1/)
Total deposits(/4/,/5/)
 Fixed rate
 Book value               $221,856        (289)      76,563  14,122  12,695  11,818  12,084  94,574
 Weighted average
  effective rate              2.45%
 Variable rate
 Book value               $ 91,803         (14)      22,604  13,314  11,155   9,381   8,700  26,649
 Weighted average
  effective rate              3.67%
Long-term debt(/6/,/7/)
 Fixed rate
 Book value               $ 31,863        (928)       6,534   3,560   3,114   3,768   2,856  12,031
 Weighted average
  effective rate              7.19%
 Variable rate
 Book value               $ 35,653        (151)      15,147   6,970   4,010   6,144   2,487     895
 Weighted average
  effective rate              6.78%
Trust preferred
 securities(/6/)
 Fixed rate
 Book value               $  3,812         163          900      --     350      --      --   2,562
 Weighted average
  effective rate              8.03%
 Variable rate
 Book value               $  1,143          --           --     400      --      --      --     743
 Weighted average
  effective rate              6.51%
---------------------------------------------------------------------------------------------------

(1) Fixed and variable rate classifications are based on contractual rates and are not modified for the impact of asset and liability management con-tracts.
(2) Expected maturities reflect the impact of prepayment assumptions.
(3) Excludes leases.
(4) When measuring and managing market risk associated with domestic deposits, such as savings and demand deposits, the Corporation considers its long-term relationships with depositors. The unrealized gain (loss) on deposits in this table does not consider these long-term relationships, therefore only certificates of deposits reflect a change in value.
(5) Excludes foreign time deposits.
(6) Expected maturities of long-term debt and trust preferred securities reflect the Corporation's ability to redeem such debt prior to contractual maturities.
(7) Excludes obligations under capital leases.
(8) Unrealized losses on available-for-sale securities are included in the book value.

 Interest Rate and Foreign Exchange Contracts

  Risk management interest rate contracts and foreign exchange contracts are utilized in the ALM process. Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and for-wards, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agree-ments where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Futures contracts used for ALM activities are pri-marily index futures providing for cash payments based upon the movements of an underlying rate index. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denomi-nated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, futures and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon date.

  Table Twenty-Two shows the notional amount of the Corporation's open inter-est rate and foreign exchange contracts. The notional amount of the Corpora-tion's receive fixed and pay fixed interest rate swaps at December 31, 2000 was $62.5 billion and $13.6 billion, respectively. The receive fixed interest rate swaps are primarily converting variable-rate commercial loans to fixed rate. The net receive fixed position at December 31, 2000 was $48.8 billion notional compared to $37.3 billion notional at December 31, 1999. The Corpora-tion had $14.7 billion notional and $8.0 billion notional of basis swaps at December 31, 2000 and 1999, respectively, linked primarily to loans and long-term debt. The Corporation had $22.5 billion notional and $35.1 billion notional of option products at December 31, 2000 and 1999, respectively. The Corporation had $24.8 billion notional and $931 million notional of futures and forward rate contracts at December 31, 2000 and 1999, respectively. In addition, open foreign exchange contracts at December 31, 2000 had a notional amount of $19.0 billion compared to $6.2 billion at December 31, 1999.

  Table Twenty-Two also summarizes the expected maturity and the average esti-mated duration, weighted average receive and pay rates and the net unrealized gains and losses at December 31, 2000 and 1999 of the Corporation's open ALM interest rate swaps, as well as the expected maturity and net unrealized gains and losses at December 31, 2000 and 1999 of the Corporation's open ALM basis swaps, options, futures and forward rate and foreign exchange contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized gain of $364 million at December 31, 2000 and a net unrealized loss of $1.6 billion at December 31, 1999. The ALM option products had a net unrealized loss of $157 million at December 31, 2000 and a net unrealized gain of $5 million at December 31, 1999. At December 31, 2000 and 1999, open foreign exchange contracts had a net unrealized loss of $387 and $30 million, respectively.

  The amount of unamortized net realized deferred gains associated with closed ALM swaps was $25 million and $174 million at December 31, 2000 and 1999, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $95 million and $82 million at December 31, 2000 and 1999, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $15 million and $21 million at December 31, 2000 and 1999, respectively. There were no unamor-tized net realized deferred gains or losses associated with closed foreign exchange contracts at December 31, 2000 and 1999.

  Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet or off-bal-ance sheet positions should not be viewed in isolation.

Table Twenty-Two
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
--------------------------------------------------------------------------------

December 31, 2000

                                                Expected Maturity
                              -----------------------------------------------------------
(Dollars in millions,
average                                                                                     Average
estimated duration in  Fair                                                        After   Estimated
years)                 Value   Total    2001     2002    2003    2004     2005     2005    Duration
----------------------------------------------------------------------------------------------------
Open interest rate
 contracts
Total receive fixed
 swaps                 $ 900                                                                 3.65
 Notional value               $62,485  $ 4,001  $7,011  $9,787  $12,835  $15,853  $12,998
 Weighted average
  receive rate                   6.39%    6.28%   6.71%   5.53%    6.45%    6.76%    6.41%
Total pay fixed swaps   (529)                                                                5.66
 Notional value               $13,640  $ 1,878  $1,064  $  114  $    20  $ 2,584  $ 7,980
 Weighted average pay
  rate                           6.72%    5.86%   6.39%   7.14%    5.85%    7.05%    6.82%
Basis swaps               (7)
 Notional value               $14,739  $   576  $1,669  $  442  $ 7,700  $ 4,317  $    35
                       -----
 Total swaps             364
----------------------------------------------------------------------------------------------------
Option products         (157)
 Notional amount              $22,477  $ 2,087  $  868  $1,575  $ 7,882  $ 4,101  $ 5,964
Futures and forward
 rate contracts          (52)
 Notional amount              $24,818  $19,068  $5,750  $   --  $    --  $    --  $    --
----------------------------------------------------------------------------------------------------
 Total open interest
  rate contracts         155
----------------------------------------------------------------------------------------------------
Closed interest rate
 contracts(/1/)          105
----------------------------------------------------------------------------------------------------
 Net interest rate
  contract position      260
----------------------------------------------------------------------------------------------------
Open foreign exchange
 contracts              (387)
 Notional amount              $18,958  $ 1,059  $2,179  $3,472  $ 4,472  $ 5,821  $ 1,955
----------------------------------------------------------------------------------------------------
 Total ALM contracts   $(127)
----------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
December 31, 1999
                                                    Expected Maturity
                                  ------------------------------------------------------------
(Dollars in millions,
average                                                                                          Average
estimated duration in     Fair                                                          After   Estimated
years)                    Value    Total    2000     2001     2002    2003     2004     2004    Duration
---------------------------------------------------------------------------------------------------------
Open interest rate con-
 tracts
Total receive fixed
 swaps                   $(1,747)                                                                 2.75
 Notional amount                  $63,002  $13,539  $11,493  $1,637  $12,894  $ 7,104  $16,335
 Weighted average
  receive rate                       6.15%    5.98%    6.43%   6.88%    5.60%    6.57%    6.28%
Total pay fixed swaps        115                                                                  2.11
 Notional amount                  $25,701  $ 6,893  $ 8,232  $3,175  $ 2,475  $   719  $ 4,207
 Weighted average pay
  rate                               6.68%    6.84%    6.57%   6.23%    7.10%    7.46%    6.61%
Basis swaps                   (6)
 Notional amount                  $ 7,971  $   743  $   601  $1,669  $ 4,958  $    --  $    --
                         -------
 Total swaps              (1,638)
---------------------------------------------------------------------------------------------------------
Option products                5
 Notional amount                  $35,134  $   505  $ 2,088  $  868  $ 1,950  $15,661  $14,062
Futures and forward
 rate contracts                3
 Notional amount                  $   931  $   931  $    --  $   --  $    --  $    --  $    --
---------------------------------------------------------------------------------------------------------
 Total open interest
  rate contracts          (1,630)
---------------------------------------------------------------------------------------------------------
Closed interest rate
 contracts(/1/)              235
---------------------------------------------------------------------------------------------------------
 Net interest rate
  contract position       (1,395)
---------------------------------------------------------------------------------------------------------
Open foreign exchange
 contracts                   (30)
 Notional amount                  $ 6,231  $   273  $ 1,499  $2,552  $   112  $   623  $ 1,172
---------------------------------------------------------------------------------------------------------
 Total ALM contracts     $(1,425)
---------------------------------------------------------------------------------------------------------

(1) Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.

  The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Corporation has not signifi-cantly altered its overall interest rate risk management objective and strat-egy as a result of adopting SFAS 133. For further information on SFAS 133, see Note One of the consolidated financial statements on page 66.

  In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the loan funding date. To manage this risk, the Corporation enters into various financial instruments including forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $9.7 billion at December 31, 2000 with associated net unrealized losses of $53 mil-lion. At December 31, 1999, the notional amount of such contracts was $2.7 billion with associated net unrealized gains of $18 million. These contracts have an average expected maturity of less than 90 days. To manage risk associ-ated with changes in prepayment rates and the impact on mortgage servicing rights, the Corporation uses various financial instruments including options and certain swap contracts. At December 31, 2000, deferred net gains from mortgage servicing rights hedging activity were $646 million, comprised of unamortized realized deferred gains of $222 million and unrealized gains of $424 million on closed and open positions, respectively. At December 31, 1999, deferred net losses from mortgage servicing rights hedging activity were $20 million, comprised of unamortized realized deferred gains of $313 million and unrealized losses of $333 million on closed and open positions, respectively. Notional amounts of hedge instruments used for mortgage servicing rights hedg-ing activities were $42.1 billion and $43.4 billion at December 31, 2000 and 1999, respectively. In 2001, the Corporation will continue to evaluate other potential strategies including the sale, securitization or restructuring of these activities to further economically hedge the value of the Corporation's mortgage servicing rights portfolio. For additional information on mortgage banking activities, see Note One of the consolidated financial statements on page 66.

Table Twenty-Three
Selected Quarterly Financial Data
--------------------------------------------------------------------------------

                                                                     2000 Quarters
                                                        ------------------------------------------
                               --------------------------------------------------------------------
(Dollars in millions, except per share
information)                                             Fourth      Third     Second      First
---------------------------------------------------------------------------------------------------
Operating Basis(/1/)
Income statement
Interest income                                         $  11,170  $  11,265  $  10,737  $  10,086
Interest expense                                            6,476      6,672      6,106      5,562
Net interest income                                         4,694      4,593      4,631      4,524
Net interest income (taxable-equivalent
 basis)                                                     4,788      4,672      4,709      4,595
Provision for credit losses                                 1,210        435        470        420
Gains on sales of securities                                    2         11          6          6
Noninterest income                                          3,298      3,645      3,500      4,046
Other noninterest expense                                   4,637      4,410      4,413      4,623
Income before income taxes                                  2,147      3,404      3,254      3,533
Income tax expense                                            762      1,229      1,191      1,293
Net income                                                  1,385      2,175      2,063      2,240
---------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                      .81%      1.26%      1.23%      1.38%
Return on average common shareholders'
 equity                                                     11.57      18.15      17.63      19.59
Efficiency ratio                                            57.35      53.01      53.77      53.49
Shareholder value added                                 $     164  $     953  $     878  $   1,086
---------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                $    0.85  $    1.33  $    1.25  $    1.34
Diluted earnings                                             0.85       1.31       1.23       1.33
---------------------------------------------------------------------------------------------------
Cash basis financial data(/2/)
Earnings per common share                               $    0.98  $    1.46  $    1.38  $    1.47
Diluted earnings per common share                            0.98       1.44       1.36       1.46
Return on average tangible assets                            0.96%      1.42%      1.39%      1.55%
Return on average tangible common shareholders' equity      18.54      27.81      27.51      30.83
---------------------------------------------------------------------------------------------------
As Reported
Income statement
Merger and restructuring charges                        $      --  $     550  $      --  $      --
Income before income taxes                                  2,147      2,854      3,254      3,533
Income tax expense                                            762      1,025      1,191      1,293
Net income                                                  1,385      1,829      2,063      2,240
Net income available to common
 shareholders                                               1,383      1,828      2,061      2,239
Average common shares issued and
 outstanding (in thousands)                             1,623,721  1,639,392  1,653,495  1,669,311
---------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                      .81%      1.06%      1.23%      1.38%
Return on average common shareholders'
 equity                                                     11.57      15.25      17.63      19.59
Total equity to total assets (period-
 end)                                                        7.42       6.98       6.75       6.90
Total average equity to total average
 assets                                                      7.03       6.97       7.00       7.07
Dividend payout ratio                                       65.58      44.83      39.94      37.16
---------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                $    0.85  $    1.11  $    1.25  $    1.34
Diluted earnings                                             0.85       1.10       1.23       1.33
Cash dividends paid                                           .56        .50        .50        .50
Book value                                                  29.47      28.69      27.82      27.28
---------------------------------------------------------------------------------------------------
Cash basis financial data(/2/)
Earnings                                                $   1,599  $   2,044  $   2,281  $   2,457
Earnings per common share                                    0.98       1.25       1.38       1.47
Diluted earnings per common share                            0.98       1.23       1.36       1.46
Return on average tangible assets                            0.96%      1.21%      1.39%      1.55%
Return on average tangible common shareholders' equity      18.54      23.78      27.51      30.83
Ending tangible equity to tangible
 assets                                                      5.48       5.09       4.85       4.90
---------------------------------------------------------------------------------------------------
Average balance sheet
Average total loans and leases                          $ 399,549  $ 402,763  $ 391,404  $ 376,584
Average total assets                                      677,458    685,017    672,588    651,019
Average total deposits                                    357,554    356,734    353,426    345,374
Average total shareholders' equity                         47,639     47,735     47,112     46,030
Yield on average earning assets                              7.60%      7.57%      7.45%      7.24%
Rate on average interest-bearing
 liabilities                                                 5.27       5.32       5.02       4.72
Net interest spread                                          2.33       2.25       2.43       2.52
Net interest yield                                           3.23       3.12       3.24       3.27
---------------------------------------------------------------------------------------------------
Risk-based capital ratios (period end)
Tier 1 capital                                               7.50%      7.32%      7.40%      7.42%
Total capital                                               11.04      10.80      11.03      11.00
Leverage ratio                                               6.12       6.06       6.11       6.17
---------------------------------------------------------------------------------------------------
Market price per share of common stock
Closing                                                 $   45.88  $   52.38  $   43.00  $   52.44
High                                                        54.75      57.63      61.00      55.19
Low                                                         36.31      43.63      42.98      42.31
---------------------------------------------------------------------------------------------------
                                                                     1999 Quarters
                                                        -------------------------------------------
                               --------------------------------------------------------------------
(Dollars in millions, except per share
information)                                             Fourth      Third     Second      First
---------------------------------------------------------------------------------------------------
Operating Basis(/1/)
Income statement
Interest income                                         $   9,622  $   9,294  $   9,206  $   9,201
Interest expense                                            5,147      4,744      4,594      4,601
Net interest income                                         4,475      4,550      4,612      4,600
Net interest income (taxable-equivalent
 basis)                                                     4,541      4,603      4,663      4,645
Provision for credit losses                                   350        450        510        510
Gains on sales of securities                                   14         44         52        130
Noninterest income                                          3,596      3,728      3,522      3,223
Other noninterest expense                                   4,550      4,526      4,457      4,453
Income before income taxes                                  3,185      3,346      3,219      2,990
Income tax expense                                          1,070      1,195      1,159      1,076
Net income                                                  2,115      2,151      2,060      1,914
---------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                     1.33%      1.40%      1.34%      1.27%
Return on average common shareholders'
 equity                                                     17.95      18.40      17.64      16.78
Efficiency ratio                                            55.91      54.34      54.44      56.59
Shareholder value added                                 $     921  $     971  $     884  $     769
---------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                $    1.24  $    1.25  $    1.18  $    1.10
Diluted earnings                                             1.23       1.23       1.15       1.08
---------------------------------------------------------------------------------------------------
Cash basis financial data(/2/)
Earnings per common share                               $    1.37  $    1.38  $    1.31  $    1.23
Diluted earnings per common share                            1.35       1.35       1.28       1.20
Return on average tangible assets                            1.50%      1.58%      1.53%      1.46%
Return on average tangible common shareholders' equity      28.38      29.48      28.49      27.44
---------------------------------------------------------------------------------------------------
As Reported
Income statement
Merger and restructuring charges                        $     325  $      --  $     200  $      --
Income before income taxes                                  2,860      3,346      3,019      2,990
Income tax expense                                            958      1,195      1,104      1,076
Net income                                                  1,902      2,151      1,915      1,914
Net income available to common
 shareholders                                               1,901      2,149      1,914      1,912
Average common shares issued and
 outstanding (in thousands)                             1,701,092  1,722,307  1,743,503  1,737,562
---------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                     1.20%      1.40%      1.25%      1.27%
Return on average common shareholders'
 equity                                                     16.14      18.40      16.40      16.78
Total equity to total assets (period-
 end)                                                        7.02       7.39       7.43       7.62
Total average equity to total average
 assets                                                      7.42       7.59       7.62       7.59
Dividend payout ratio                                       44.77      36.02      41.07      40.90
---------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                $    1.12  $    1.25  $    1.10  $    1.10
Diluted earnings                                             1.10       1.23       1.07       1.08
Cash dividends paid                                           .50        .45        .45        .45
Book value                                                  26.44      26.79      26.44      26.86
---------------------------------------------------------------------------------------------------
Cash basis financial data(/2/)
Earnings                                                $   2,121  $   2,373  $   2,140  $   2,136
Earnings per common share                                    1.25       1.38       1.23       1.23
Diluted earnings per common share                            1.23       1.35       1.20       1.20
Return on average tangible assets                            1.36%      1.58%      1.43%      1.46%
Return on average tangible common shareholders' equity      25.79      29.48      26.68      27.44
Ending tangible equity to tangible
 assets                                                      4.92       5.22       5.17       5.38
---------------------------------------------------------------------------------------------------
Average balance sheet
Average total loans and leases                          $ 364,210  $ 361,400  $ 364,753  $ 360,746
Average total assets                                      630,743    611,448    615,364    609,624
Average total deposits                                    341,913    336,998    342,249    345,931
Average total shareholders' equity                         46,792     46,439     46,891     46,279
Yield on average earning assets                              7.09%      7.03%      7.00%      7.13%
Rate on average interest-bearing
 liabilities                                                 4.54       4.30       4.16       4.26
Net interest spread                                          2.55       2.73       2.84       2.87
Net interest yield                                           3.32       3.46       3.53       3.58
---------------------------------------------------------------------------------------------------
Risk-based capital ratios (period end)
Tier 1 capital                                               7.35%      7.71%      7.38%      7.40%
Total capital                                               10.88      11.39      11.09      11.17
Leverage ratio                                               6.26       6.59       6.34       6.47
---------------------------------------------------------------------------------------------------
Market price per share of common stock
Closing                                                 $   50.19  $   55.69  $   73.31  $   70.63
High                                                        67.50      76.38      76.13      74.50
Low                                                         47.63      53.25      61.50      59.50
---------------------------------------------------------------------------------------------------

(1)  Operating basis excludes merger and restructuring charges.
(2) Cash basis calculations exclude goodwill and other intangible assets and the related amortization expense.

Table Twenty-Four
Quarterly Average Balances and Interest Rates - Taxable-Equivalent Basis
-------------------------------------------------------------------------------

                              Fourth Quarter 2000        Third Quarter 2000
                                             ---------------------------------
                                     Interest                  Interest
                            Average  Income/  Yield/  Average  Income/  Yield/
(Dollars in millions)       Balance  Expense   Rate   Balance  Expense   Rate
------------------------------------------------------------------------------
Earning assets
Time deposits placed and
 other short-term
 investments                $  5,663 $    99   6.96%  $  4,700 $    83   6.97%
Federal funds sold and
 securities purchased
 under agreements to
 resell                       37,936     551   5.79     40,763     633   6.20
Trading account assets        53,251     758   5.68     53,793     749   5.55
Securities:
 Available-for-sale(/1/)      78,242   1,193   6.09     82,333   1,254   6.08
 Held-to-maturity              1,259      19   6.12      1,395      30   8.59
------------------------------------------------------------------------------
 Total securities             79,501   1,212   6.09     83,728   1,284   6.12
------------------------------------------------------------------------------
Loans and leases(/2/):
 Commercial - domestic       147,336   3,057   8.26    151,903   3,173   8.31
 Commercial - foreign         30,408     563   7.36     29,845     555   7.39
 Commercial real estate -
   domestic                   27,220     622   9.09     26,113     597   9.09
 Commercial real estate -
   foreign                       264       6   8.44        235       5   8.30
------------------------------------------------------------------------------
 Total commercial            205,228   4,248   8.23    208,096   4,330   8.28
------------------------------------------------------------------------------
 Residential mortgage         92,679   1,733   7.47     94,380   1,759   7.45
 Home equity lines            21,117     483   9.11     20,185     466   9.18
 Direct/Indirect consumer     40,390     843   8.30     41,905     848   8.06
 Consumer finance             25,592     570   8.91     25,049     559   8.93
 Bankcard                     12,295     384  12.43     10,958     344  12.49
 Foreign consumer              2,248      48   8.49      2,190      48   8.79
------------------------------------------------------------------------------
 Total consumer              194,321   4,061   8.34    194,667   4,024   8.25
------------------------------------------------------------------------------
  Total loans and leases     399,549   8,309   8.28    402,763   8,354   8.26
------------------------------------------------------------------------------
Other earning assets          14,828     335   9.00     11,501     241   8.39
------------------------------------------------------------------------------
 Total earning assets(/3/)   590,728  11,264   7.60    597,248  11,344   7.57
------------------------------------------------------------------------------
Cash and cash equivalents     23,458                    24,191
Other assets, less
 allowance for credit
 losses                       63,272                    63,578
------------------------------------------------------------------------------
 Total assets               $677,458                  $685,017
------------------------------------------------------------------------------
Interest-bearing
 liabilities
Domestic interest-bearing
 deposits:
 Savings                    $ 22,454      80   1.42   $ 23,195      78   1.33
 NOW and money market
  deposit accounts           101,376     788   3.09     99,710     740   2.96
 Consumer CDs and IRAs        78,298   1,108   5.63     77,864   1,083   5.53
 Negotiable CDs, public
  funds and other time
  deposits                     7,570     127   6.68      8,598     140   6.46
------------------------------------------------------------------------------
 Total domestic interest-
  bearing deposits           209,698   2,103   3.99    209,367   2,041   3.88
------------------------------------------------------------------------------
Foreign interest-bearing
 deposits(/4/):
 Banks located in foreign
  countries                   26,223     424   6.43     18,845     286   6.03
 Governments and official
  institutions                 5,884      61   4.14     11,182     177   6.30
 Time, savings and other      24,064     339   5.62     25,972     364   5.58
------------------------------------------------------------------------------
 Total foreign interest-
  bearing deposits            56,171     824   5.84     55,999     827   5.87
------------------------------------------------------------------------------
  Total interest-bearing
   deposits                  265,869   2,927   4.38    265,366   2,868   4.30
------------------------------------------------------------------------------
Federal funds purchased,
 securities sold under
 agreements to repurchase
 and other short-term
 borrowings                  122,680   1,942   6.30    136,007   2,223   6.51
Trading account
 liabilities                  27,548     285   4.13     24,233     237   3.88
Long-term debt(/5/)           73,041   1,322   7.24     74,022   1,344   7.26
------------------------------------------------------------------------------
 Total interest-bearing
  liabilities(/6/)           489,138   6,476   5.27    499,628   6,672   5.32
------------------------------------------------------------------------------
Noninterest-bearing
 sources:
 Noninterest-bearing
  deposits                    91,685                    91,368
 Other liabilities            48,996                    46,286
 Shareholders' equity         47,639                    47,735
------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity      $677,458                  $685,017
------------------------------------------------------------------------------
Net interest spread                            2.33                      2.25
Impact of noninterest-
 bearing sources                                .90                       .87
------------------------------------------------------------------------------
 Net interest income/yield
  on earning assets                  $ 4,788   3.23%           $ 4,672   3.12%
------------------------------------------------------------------------------

(1) The average balance and yield on available-for-sale securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent basis adjustments of $94, $79, $78 and $71 in the fourth, third, second and first quarters of 2000 and $66 in the fourth quarter of 1999, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying assets $(31), $(13), $(11) and $7 in the fourth, third, second and first quarters of 2000 and $57 in the fourth quarter of 1999, respectively.
(4) Primarily consists of time deposits in denominations of $100,000 or more.
(5) Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate con-tracts, which increased interest expense on the underlying liabilities $7, $16, $5 and $8 in the fourth, third, second and first quarters of 2000 and $2 in the fourth quarter of 1999, respectively.

------------------------------------------------------------------------------
   Second Quarter 2000         First Quarter 2000       Fourth Quarter 1999
------------------------------------------------------------------------------
           Interest                  Interest                  Interest
 Average   Income/  Yield/  Average  Income/  Yield/  Average  Income/  Yield/
 Balance   Expense   Rate   Balance  Expense   Rate   Balance  Expense   Rate
------------------------------------------------------------------------------
 $  4,578   $   79   7.02%  $  4,504  $   75   6.65%  $  4,512  $   73   6.33%
   43,983      595   5.43     45,459     575   5.07     39,700     458   4.60
   48,874      702   5.77     39,733     542   5.47     38,453     544   5.63
   84,054    1,270   6.05     86,878   1,332   6.15     85,009   1,301   6.10
    1,406       27   7.68      1,333      24   7.19      1,433      25   7.25
------------------------------------------------------------------------------
   85,460    1,297   6.08     88,211   1,356   6.16     86,442   1,326   6.12
------------------------------------------------------------------------------
  148,034    3,023   8.21    145,362   2,824   7.81    140,674   2,707   7.64
   29,068      515   7.12     27,927     486   6.99     27,430     453   6.56
   25,497      563   8.88     24,664     517   8.43     24,345     506   8.23
      376        8   9.15        344       8   9.29        306       6   8.96
------------------------------------------------------------------------------
  202,975    4,109   8.14    198,297   3,835   7.78    192,755   3,672   7.56
------------------------------------------------------------------------------
   91,825    1,696   7.40     85,427   1,566   7.34     79,783   1,450   7.26
   19,067      422   8.91     17,573     377   8.62     16,882     345   8.12
   41,757      867   8.36     41,858     887   8.52     42,442     888   8.30
   24,123      545   9.03     22,798     486   8.53     21,340     440   8.18
    9,429      279  11.87      8,404     234  11.22      8,578     245  11.32
    2,228       48   8.81      2,227      50   9.00      2,430      54   8.77
------------------------------------------------------------------------------
  188,429    3,857   8.21    178,287   3,600   8.10    171,455   3,422   7.94
------------------------------------------------------------------------------
  391,404    7,966   8.17    376,584   7,435   7.93    364,210   7,094   7.74
------------------------------------------------------------------------------
    8,191      176   8.53      8,679     174   8.11     10,247     193   7.51
------------------------------------------------------------------------------
  582,490   10,815   7.45    563,170  10,157   7.24    543,564   9,688   7.09
------------------------------------------------------------------------------
   25,605                     25,830                    25,467
   64,493                     62,019                    61,712
------------------------------------------------------------------------------
 $672,588                   $651,019                  $630,743
------------------------------------------------------------------------------
 $ 23,936       78   1.32   $ 24,237      78   1.29   $ 25,082      80   1.27
  100,186      734   2.94     98,424     679   2.78     97,481     639   2.60
   77,384    1,034   5.38     76,074     983   5.20     74,653     932   4.95
    7,361      111   6.09      6,966     103   5.93      6,825      98   5.73
------------------------------------------------------------------------------
  208,867    1,957   3.77    205,701   1,843   3.60    204,041   1,749   3.40
------------------------------------------------------------------------------
   15,823      232   5.92     14,180     188   5.33     14,305     178   4.93
    9,885      151   6.12      8,745     124   5.72      7,121      99   5.53
   27,697      380   5.51     26,382     340   5.17     24,993     298   4.72
------------------------------------------------------------------------------
   53,405      763   5.74     49,307     652   5.31     46,419     575   4.91
------------------------------------------------------------------------------
  262,272    2,720   4.17    255,008   2,495   3.93    250,460   2,324   3.68
------------------------------------------------------------------------------
  135,817    1,990   5.89    131,517   1,802   5.51    120,858   1,638   5.38
   20,532      189   3.70     23,013     181   3.16     19,223     190   3.92
   69,779    1,207   6.92     64,256   1,084   6.75     59,972     995   6.63
------------------------------------------------------------------------------
  488,400    6,106   5.02    473,794   5,562   4.72    450,513   5,147   4.54
------------------------------------------------------------------------------
   91,154                     90,366                    91,453
   45,922                     40,829                    41,985
   47,112                     46,030                    46,792
------------------------------------------------------------------------------
 $672,588                   $651,019                  $630,743
------------------------------------------------------------------------------
                     2.43                      2.52                      2.55
                      .81                       .75                       .77
------------------------------------------------------------------------------
            $4,709   3.24%            $4,595   3.27%            $4,541   3.32%
------------------------------------------------------------------------------

1999 Compared to 1998

  The following discussion and analysis provides a comparison of the Corpora-tion's results of operations for the years ended December 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and related notes on pages 60 through 107.

Overview

  The Corporation's operating net income increased 27 percent to $8.24 billion in 1999 compared to $6.49 billion in 1998. Diluted operating earnings per com-mon share for 1999 increased to $4.68 from $3.64 in 1998. Excluding merger-related charges, the return on average common shareholders' equity increased 316 basis points to 17.70 percent in 1999 from 14.54 percent in 1998. The efficiency ratio, excluding merger-related charges, improved 585 basis points to 55.30 percent in 1999 from 61.15 percent in 1998. Including merger-related charges, net income increased 53 percent to $7.88 billion in 1999 compared to $5.17 billion in 1998. Diluted earnings per common share was $4.48 in 1999 compared to $2.90 in 1998.

  Cash basis diluted operating earnings per common share increased to $5.19 in 1999 compared to $4.15 in 1998. Return on average tangible common sharehold-ers' equity increased to 28.46 percent compared to 25.24 percent in 1998. The cash basis efficiency ratio was 52.57 percent in 1999, an improvement of 563 basis points from 58.20 percent in 1998, due to a four percent decline in non-interest expense and a 15.4 percent increase in noninterest income.

Business Segment Operations

  Consumer and Commercial Banking's taxable-equivalent net interest income decreased one percent to $13.7 billion in 1999 compared to $13.9 billion in 1998. Noninterest income remained essentially unchanged at $7.4 billion. Reve-nue decreased one percent to $21.1 billion in 1999 compared to $21.2 billion in 1998. Cash basis earnings remained essentially unchanged at $5.5 billion. The net interest yield increased 13 basis points from 1998 to 5.24 percent. Return on tangible equity increased to 29.1 percent in 1999 from 28.6 percent in 1998. The cash basis efficiency ratio decreased to 53.74 percent in 1999 from 55.26 percent in 1998. SVA remained essentially unchanged at $2.6 bil-lion.

  Asset Management's taxable-equivalent net interest income increased 16 per-cent to $580 million in 1999 compared to $502 million in 1998. Noninterest income increased 10 percent to $1.6 billion in 1999 compared to $1.4 billion in 1998. Revenue increased 12 percent to $2.1 billion in 1999 compared to $1.9 billion in 1998. Cash basis earnings increased 77 percent to $535 million in 1999 compared to $302 million in 1998. The net interest yield decreased 24 basis points from 1998 to 2.98 percent. Return on tangible equity increased to
35.3 percent in 1999 from 22.2 percent in 1998. The cash basis efficiency ratio decreased to 56.43 percent in 1999 from 75.97 percent in 1998. SVA almost tripled to $330 million in 1999 compared to $118 million in 1998.

  Global Corporate and Investment Banking's taxable-equivalent net interest income remained essentially unchanged at $3.9 billion. Noninterest income increased 51 percent to $4.3 billion in 1999 compared to $2.9 billion in 1998. Revenue increased 22 percent to $8.2 billion in 1999 compared to $6.7 billion in 1998. Cash basis earnings increased more than four times to $2.5 billion in 1999 compared to $522 million in 1998. The net interest yield decreased three basis points from 1998 to 2.13 percent. Return on tangible equity increased to
20.4 percent in 1999 from 4.6 percent in 1998. The cash basis efficiency ratio decreased to 53.97 percent in 1999 from 67.24 percent in 1998. SVA was $848 million in 1999 compared to $(1.0) billion in 1998.

  Equity Investment's taxable-equivalent net interest income decreased 53 per-cent to $(89) million in 1999 compared to $(58) million in 1998. Noninterest income increased 56 percent to $775 million in 1999 compared to $498 million in 1998. Revenue increased 56 percent to $686 million in 1999 compared to $440 million in 1998. Cash basis earnings increased 46 percent to $341 million in 1999 compared to $233 million in 1998. Return on tangible equity decreased to
26.3 percent in 1999 from 25.5 percent in 1998. The cash basis efficiency ratio decreased to 17.01 percent in 1999 from 18.31 percent in 1998. SVA increased 27 percent to $176 million in 1999 compared to $139 million in 1998.

Net Interest Income

  Net interest income on a taxable-equivalent basis remained essentially unchanged at $18.5 billion in 1999 and 1998. Core net interest income on a taxable-equivalent basis increased three percent to $18.7 billion in 1999 compared to $18.2 billion in 1998. Managed loan growth, par-ticularly in consumer loan products, and higher levels of customer-based deposits and equity were partially offset by the impact of changing rates and spread compression during 1999.

  The net interest yield decreased 22 basis points to 3.47 percent in 1999 compared to 3.69 percent in 1998. The core net interest yield decreased 17 basis points to 4.02 percent in 1999 compared to 4.19 in 1998, mainly due to higher levels of lower-yielding investment securities, a shift in loan mix to lower-yielding residential mortgages, changes in interest rates and spread compression and the cost of the Corporation's share repurchase program during 1999.

Provision for Credit Losses

  The provision for credit losses was $1.8 billion in 1999 compared to $2.9 billion in 1998. The decrease in the provision for credit losses was primarily due to a significant reduction in the inherent risk and size of the Corpora-tion's emerging markets portfolio, a change in the composition of the loan portfolio from commercial real estate and foreign to more consumer residential mortgage loans, and a $467 million decline in net charge-offs. The decrease in net charge-offs was due mainly to lower bankcard and consumer finance net charge-offs.

Gains on Sales of Securities

  Gains on sales of securities were $240 million in 1999 compared to $1.0 bil-lion in 1998. Securities gains were higher in 1998 as a result of favorable market conditions for certain debt instruments and higher activity in connec-tion with the Corporation's overall risk management operations.

Noninterest Income

  Noninterest income increased 15 percent to $14.1 billion in 1999 compared to $12.2 billion in 1998, primarily reflecting higher levels of trading account profits and fees, mortgage servicing income and credit card income, partially offset by declines in nondeposit-related service fees and other income.

Other Noninterest Expense

  Other noninterest expense decreased four percent to $18.0 billion in 1999 compared to $18.7 billion in 1998. This decrease was attributable to merger-related savings, resulting in lower levels of personnel, professional fees, other general operating expense and general administrative and other expense.

Income Taxes

  The Corporation's income tax expense for 1999 and 1998 was $4.3 billion and $2.9 billion, respectively. The effective tax rates for 1999 and 1998 were
35.5 percent and 35.8 percent, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Market Risk Management" on page 47 for Quantitative and Qualitative Disclosures about Market Risk.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

  The management of Bank of America Corporation is responsible for the prepa-ration, integrity and objectivity of the consolidated financial statements of the Corporation. The consolidated financial statements and notes have been prepared by the Corporation in accordance with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly the Corporation's financial position and results of operations. The financial information contained elsewhere in this report is consistent with that in the consolidated financial statements. The financial statements and other financial information in this report include amounts that are based on management's best estimates and judgments giving due consideration to mate-riality.

  The Corporation maintains a system of internal accounting controls to pro-vide reasonable assurance that assets are safe-guarded and that transactions are executed in accordance with management's authorization and recorded prop-erly to permit the preparation of consolidated financial statements in accor-dance with accounting principles generally accepted in the United States of America. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2000, management believes that the internal controls are in place and operating effectively.

  The Internal Audit Division of the Corporation reviews, evaluates, monitors and makes recommendations on both administrative and accounting control, which acts as an integral, but independent, part of the system of internal controls.

  The independent accountants were engaged to perform an independent audit of the consolidated financial statements. In determining the nature and extent of their auditing procedures, they have evaluated the Corporation's accounting policies and procedures and the effectiveness of the related internal control system. An independent audit provides an objective review of management's responsibility to report operating results and financial condition. Their report appears on page 61.

  The Board of Directors discharges its responsibility for the Corporation's consolidated financial statements through its Audit Committee. The Audit Com-mittee meets periodically with the independent accountants, internal auditors and management. Both the independent accountants and internal auditors have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of finan-cial reporting.

/s/ Hugh L. McColl, Jr.
                                         /s/ James H. Hance, Jr.

     Hugh L. McColl, Jr.                  James H. Hance, Jr.
Chairman of the Board and                Vice Chairman and
 Chief Executive Officer                 Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Shareholders of Bank of America Corporation:

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
January 12, 2001

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income

-----------------------------------------------------------------------------
                                                   Year Ended December 31
                                                -----------------------------
(Dollars in millions, except per share
information)                                      2000      1999      1998
-----------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases           $  31,872 $  27,569 $  28,331
Interest and dividends on securities                5,045     4,826     4,502
Federal funds sold and securities purchased
 under agreements to resell                         2,354     1,666     1,828
Trading account assets                              2,725     2,087     2,626
Other interest income                               1,262     1,175     1,301
-----------------------------------------------------------------------------
 Total interest income                             43,258    37,323    38,588
-----------------------------------------------------------------------------
Interest expense
Deposits                                           11,010     9,002    10,811
Short-term borrowings                               7,957     5,826     5,239
Trading account liabilities                           892       658       895
Long-term debt                                      4,957     3,600     3,345
-----------------------------------------------------------------------------
 Total interest expense                            24,816    19,086    20,290
-----------------------------------------------------------------------------
Net interest income                                18,442    18,237    18,298
Provision for credit losses                         2,535     1,820     2,920
-----------------------------------------------------------------------------
Net interest income after provision for credit
 losses                                            15,907    16,417    15,378
Gains on sales of securities                           25       240     1,017
Noninterest income
Consumer service charges                            2,654     2,550     2,632
Corporate service charges                           1,946     1,849     1,694
-----------------------------------------------------------------------------
 Total service charges                              4,600     4,399     4,326
-----------------------------------------------------------------------------
Consumer investment and brokerage services          1,466     1,334     1,238
Corporate investment and brokerage services           463       414       464
-----------------------------------------------------------------------------
 Total investment and brokerage services            1,929     1,748     1,702
-----------------------------------------------------------------------------
Mortgage servicing income                             560       673       389
Investment banking income                           1,512     1,411     1,430
Equity investment gains                             1,054       833       579
Card income                                         2,229     2,006     1,569
Trading account profits                             1,830     1,495       171
Other income                                          775     1,504     2,023
-----------------------------------------------------------------------------
 Total noninterest income                          14,489    14,069    12,189
-----------------------------------------------------------------------------
Merger and restructuring charges                      550       525     1,795
Other noninterest expense
Personnel                                           9,400     9,308     9,412
Occupancy                                           1,682     1,627     1,643
Equipment                                           1,173     1,346     1,404
Marketing                                             621       537       581
Professional fees                                     452       630       843
Amortization of intangibles                           864       888       902
Data processing                                       667       763       765
Telecommunications                                    527       549       563
Other general operating                             2,114     1,820     2,044
General administrative and other                      583       518       584
-----------------------------------------------------------------------------
 Total other noninterest expense                   18,083    17,986    18,741
-----------------------------------------------------------------------------
Income before income taxes                         11,788    12,215     8,048
Income tax expense                                  4,271     4,333     2,883
-----------------------------------------------------------------------------
Net income                                      $   7,517 $   7,882 $   5,165
-----------------------------------------------------------------------------
Net income available to common shareholders     $   7,511 $   7,876 $   5,140
-----------------------------------------------------------------------------
Per share information
Earnings per common share                       $    4.56 $    4.56 $    2.97
-----------------------------------------------------------------------------
Diluted earnings per common share               $    4.52 $    4.48 $    2.90
-----------------------------------------------------------------------------
Dividends per common share                      $    2.06 $    1.85 $    1.59
-----------------------------------------------------------------------------
Average common shares issued and outstanding
 (in thousands)                                 1,646,398 1,726,006 1,732,057
-----------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet

---------------------------------------------------------------------------
                                                           December 31
                                                        ------------------
(Dollars in millions)                                     2000      1999
---------------------------------------------------------------------------
Assets
Cash and cash equivalents                               $ 27,513  $ 26,989
Time deposits placed and other short-term investments      5,448     4,838
Federal funds sold and securities purchased under
 agreements to resell (includes $24,622 pledged as
 collateral(/1/))                                         28,055    37,928
Trading account assets (includes $21,216 pledged as
 collateral(/1/))                                         43,041    38,460
Derivative-dealer assets                                  15,534    16,055
Securities:
 Available-for-sale (includes $40,674 pledged as
  collateral(/1/))                                        64,651    81,647
 Held-to-maturity, at cost (market value - $1,133 and
  $1,270)                                                  1,187     1,422
---------------------------------------------------------------------------
  Total securities                                        65,838    83,069
---------------------------------------------------------------------------
Loans and leases                                         392,193   370,662
Allowance for credit losses                               (6,838)   (6,828)
---------------------------------------------------------------------------
  Loans and leases, net of allowance for credit losses   385,355   363,834
---------------------------------------------------------------------------
Premises and equipment, net                                6,433     6,713
Customers' acceptance liability                            1,972     1,869
Interest receivable                                        4,432     3,777
Mortgage servicing rights                                  3,762     4,093
Goodwill                                                  11,643    12,262
Core deposits and other intangibles                        1,499     1,730
Other assets                                              41,666    30,957
---------------------------------------------------------------------------
  Total assets                                          $642,191  $632,574
---------------------------------------------------------------------------
Liabilities
Deposits in domestic offices:
 Noninterest-bearing                                    $ 98,722  $ 93,476
 Interest-bearing                                        211,978   207,048
Deposits in foreign offices:
 Noninterest-bearing                                       1,923     1,993
 Interest-bearing                                         51,621    44,756
---------------------------------------------------------------------------
  Total deposits                                         364,244   347,273
---------------------------------------------------------------------------
Federal funds purchased and securities sold under
 agreements to repurchase                                 49,411    74,561
Trading account liabilities                               20,947    20,958
Derivative-dealer liabilities                             22,402    16,200
Commercial paper                                           6,955     7,331
Other short-term borrowings                               35,243    40,340
Acceptances outstanding                                    1,972     1,869
Accrued expenses and other liabilities                    20,887    19,169
Long-term debt                                            67,547    55,486
Trust preferred securities                                 4,955     4,955
---------------------------------------------------------------------------
  Total liabilities                                      594,563   588,142
---------------------------------------------------------------------------
  Commitments and contingencies (Notes Thirteen and
   Fifteen)

Shareholders' Equity
Preferred stock, $0.01 par value; authorized -
  100,000,000 shares;
 issued and outstanding - 1,692,172 and 1,797,702
 shares                                                       72        77
Common stock, $0.01 par value; authorized -
  5,000,000,000 shares;
 issued and outstanding - 1,613,632,036 and
 1,677,273,267 shares                                      8,613    11,671
Retained earnings                                         39,815    35,681
Accumulated other comprehensive loss                        (746)   (2,658)
Other                                                       (126)     (339)
---------------------------------------------------------------------------
  Total shareholders' equity                              47,628    44,432
---------------------------------------------------------------------------
  Total liabilities and shareholders' equity            $642,191  $632,574
---------------------------------------------------------------------------

(1) As of December 31, 2000.
          See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------
                                                                                                 Total
                                      Common Stock                  Accumulated Other            Share-
(Dollars in millions,     Preferred ------------------  Retained      Comprehensive             holders'  Comprehensive
shares in thousands)        Stock    Shares    Amount   Earnings  Income (Loss)(/1/,/2/) Other   Equity      Income
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 1997                       $ 708   1,722,538  $15,140  $28,438          $   407         $(109) $44,584
Net income                                                5,165                                   5,165      $5,165
Other comprehensive
 loss, net of tax                                                           (255)                  (255)       (255)
                                                                                                        -----------
Comprehensive income                                                                                         $4,910
                                                                                                        -----------
Cash dividends:
 Common                                                  (2,579)                                 (2,579)
 Preferred                                                  (25)                                    (25)
Common stock issued
 under dividend
 reinvestment and
 employee plans                        30,489    1,417                                     (50)   1,367
Stock issued in
 acquisitions                             385       15                                               15
Common stock repurchased              (29,349)  (1,751)                                          (1,751)
Conversion of preferred
 stock                        (11)        444       11
Redemption of preferred
 stock                       (614)                                                                 (614)
Other                                     (23)       5       (1)                            27       31
---------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 1998                       $  83   1,724,484  $14,837  $30,998          $   152         $(132) $45,938
---------------------------------------------------------------------------------------------------------------------
Net income                                                7,882                                   7,882      $7,882
Other comprehensive
 loss, net of tax                                                         (2,810)                (2,810)     (2,810)
                                                                                                        -----------
Comprehensive income                                                                                         $5,072
                                                                                                        -----------
Cash dividends:
 Common                                                  (3,193)                                 (3,193)
 Preferred                                                   (6)                                     (6)
Common stock issued
 under employee plans                  30,501    1,423                                    (265)   1,158
Common stock repurchased              (78,000)  (4,858)                                          (4,858)
Conversion of preferred
 stock                         (6)        284        6
Other                                       4      263                                      58      321
---------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 1999                       $  77   1,677,273  $11,671  $35,681          $(2,658)        $(339) $44,432
---------------------------------------------------------------------------------------------------------------------
Net income                                                7,517                                   7,517      $7,517
Other comprehensive
 income, net of tax                                                        1,912                  1,912       1,912
                                                                                                        -----------
Comprehensive income                                                                                         $9,429
                                                                                                        -----------
Cash dividends:
 Common                                                  (3,382)                                 (3,382)
 Preferred                                                   (6)                                     (6)
Common stock issued
 under employee plans                   3,781       68                                     226      294
Common stock repurchased              (67,577)  (3,256)                                          (3,256)
Conversion of preferred
 stock                         (5)        177        5
Other                                     (22)     125        5                            (13)     117
---------------------------------------------------------------------------------------------------------------------
Balance, December 31,
 2000                       $  72   1,613,632  $ 8,613  $39,815          $  (746)        $(126) $47,628
---------------------------------------------------------------------------------------------------------------------

(1) Changes in Accumulated Other Comprehensive Income (Loss) include after-tax net unrealized gains (losses) on available-for-sale and marketable equity securities of $1,910, $(2,773) and $(242) and after-tax net unrealized gains (losses) on foreign currency translation adjustments of $2, $(37) and $(13) in 2000, 1999 and 1998, respectively.
(2) Accumulated Other Comprehensive Income (Loss) consists of the after-tax valuation allowance for available-for-sale and marketable equity securi-ties of $(560), $(2,470) and $303 and foreign currency translation adjust-ments of $(186), $(188) and $(151) at December 31, 2000, 1999 and 1998,
    respectively.

         See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------

                                                    Year Ended December 31
                                                   --------------------------
(Dollars in millions)                                2000     1999     1998
------------------------------------------------------------------------------
Operating activities
Net income                                         $  7,517  $ 7,882  $ 5,165
Reconciliation of net income to net cash provided
 by operating activities:
 Provision for credit losses                          2,535    1,820    2,920
 Gains on sales of securities                           (25)    (240)  (1,017)
 Merger and restructuring charges                       550      525    1,795
 Depreciation and premises improvements
  amortization                                          920    1,029    1,096
 Amortization of intangibles                            864      888      902
 Deferred income tax expense                            648    2,459      216
 Net (increase) decrease in trading instruments       2,119    7,640   (1,378)
 Net increase in interest receivable                   (658)     (51)    (157)
 Net (increase) decrease in other assets            (10,055)   2,611  (11,271)
 Net increase in interest payable                       575      332       94
 Net increase (decrease) in accrued expenses and
  other liabilities                                   1,234  (13,326)  13,702
 Other operating activities, net                       (959)     496    1,450
------------------------------------------------------------------------------
  Net cash provided by operating activities           5,265   12,065   13,517
------------------------------------------------------------------------------
Investing activities
Net (increase) decrease in time deposits placed
 and other short-term investments                      (685)   1,625    1,612
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell      9,857  (10,782)  (7,028)
Proceeds from sales of available-for-sale
 securities                                          34,671   38,587   78,313
Proceeds from maturities of available-for-sale
 securities                                           6,396   10,003    2,941
Purchases of available-for-sale securities          (19,132) (48,917) (93,136)
Proceeds from maturities of held-to-maturity
 securities                                             380      575    1,162
Purchases of held-to-maturity securities                --       --      (249)
Proceeds from sales and securitizations of loans
 and leases                                          41,594   44,574   59,297
Purchases and net originations of loans and
 leases                                             (70,444) (63,401) (91,681)
Purchases and originations of mortgage servicing
 rights                                                (208)  (2,258)    (853)
Net purchases of premises and equipment                (642)    (465)    (437)
Proceeds from sales of foreclosed properties            260      350      525
Acquisitions and divestitures of business
 activities                                             843   (1,212)    (335)
------------------------------------------------------------------------------
  Net cash provided by (used in) investing
   activities                                         2,890  (31,321) (49,869)
------------------------------------------------------------------------------
Financing activities
Net increase (decrease) in deposits                  17,155   (8,299)  16,476
Net increase (decrease) in federal funds
 purchased and securities sold under agreements
 to repurchase                                      (25,150)   7,018    6,137
Net increase (decrease) in commercial paper and
 other short-term borrowings                         (5,376)  16,214   13,672
Proceeds from issuance of long-term debt             23,451   17,630   12,166
Retirement of long-term debt                        (11,078)  (7,763)  (8,809)
Proceeds from issuance of trust preferred
 securities                                             --       --       340
Proceeds from issuance of common stock                  294    1,158    1,367
Common stock repurchased                             (3,256)  (4,858)  (1,751)
Cash dividends paid                                  (3,388)  (3,199)  (2,604)
Other financing activities, net                        (218)      12     (863)
------------------------------------------------------------------------------
  Net cash provided by (used in) financing
   activities                                        (7,566)  17,913   36,131
------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
 equivalents                                            (65)      55       32
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                            524   (1,288)    (189)
Cash and cash equivalents at January 1               26,989   28,277   28,466
------------------------------------------------------------------------------
 Cash and cash equivalents at December 31            27,513  $26,989  $28,277
------------------------------------------------------------------------------
Supplemental cash flow disclosures
Cash paid for interest                             $ 24,241  $18,754  $20,198
Cash paid for income taxes                            2,130    1,595    2,695
------------------------------------------------------------------------------

Loans transferred to foreclosed properties amounted to $380, $305 and $353 in 2000, 1999 and 1998, respectively.
Loans securitized and retained in the trading and available-for-sale securi-ties portfolio amounted to $2,483, $6,682 and $6,083 in 2000, 1999 and 1998,
respectively.
There were no acquisitions for the year ended December 31, 2000. The fair value of noncash assets acquired and liabilities assumed in acquisitions dur-ing 1999 was approximately $1,557 and $74, respectively, net of cash acquired. The fair value of noncash assets acquired in 1998 was approximately $109, net of cash acquired.

         See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

  On September 30, 1998, BankAmerica Corporation (BankAmerica) merged (the Merger) with and into Bank of America Corporation (Corporation), formerly NationsBank Corporation (NationsBank). On January 9, 1998, the Corporation completed its merger (the Barnett merger) with Barnett Banks, Inc. (Barnett). These transactions were accounted for as pooling of interests. The consoli-dated financial statements have been restated to present the combined results of the Corporation as if the Merger and the Barnett merger had been in effect for all periods presented.

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

Note One - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of the Corpora-tion and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Results of operations of com-panies purchased are included from the dates of acquisition. Certain prior period amounts have been reclassified to conform to current year classifica-tions. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires manage-ment to make estimates and assumptions that affect reported amounts and dis-closures. Actual results could differ from those estimates. Significant esti-mates made by management are discussed in these footnotes as applicable.

Cash and Cash Equivalents

  Cash on hand, cash items in the process of collection and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.

Securities Purchased Under Agreements To Resell And
Securities Sold Under Agreements To Repurchase

  Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The Corporation's policy is to obtain the use of secu-rities purchased under agreements to resell. The market value of the under-lying securities, which collateralize the related receivable on agreements to resell, is monitored, including accrued interest, and additional collateral is requested when deemed appropriate.

Collateral

  The Corporation has accepted collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2000, the fair value of this col-lateral was approximately $25.1 billion of which $22.7 billion was sold or repledged. The primary source of this collateral is reverse repurchase agree-ments. The Corporation pledges securities as collateral in transactions that are primarily repurchase agreements, public and trust deposits, treasury tax and loan and other short-term borrowings. This collateral can be sold or repledged by the counterparties to the transactions.

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

Derivative-Dealer Positions

  Derivative-dealer assets and liabilities represent trading positions includ-ing unrealized gains and losses, respectively, on interest rate, foreign exchange, commodity, equity, credit derivative and other derivative contract positions included in the Corporation's trading portfolio. Derivative-dealer positions are reflected at fair value with changes in fair value reflected in trading account profits and fees. Fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar charac-teristics.

Securities

  Debt securities are classified based on management's intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading instruments and are stated at fair value. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in shareholders' equity on an after-tax basis.

  Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identi-fication method.

  Marketable equity securities, which are included in other assets, are car-ried at fair value with net unrealized gains and losses included in sharehold-ers' equity, net of tax. Income on marketable equity securities is included in noninterest income.

Loans and Leases

  Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on origi-nated loans and premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method.

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

Allowance for Credit Losses

  The allowance for credit losses is available to absorb management's estimate of probable incurred credit losses in the loan and lease portfolios. Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

  The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, anticipated defaults or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type. The remaining portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to the Corporation's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information (including individual valuations on nonperforming loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114)) result in the estimation of specific allowances for credit losses.

  If necessary, an allowance for credit losses is established for individual impaired loans. A loan is considered impaired when, based on current informa-tion and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contrac-tual terms of the agreement. Once a loan has been identified as impaired, man-agement measures impairment in accordance with SFAS 114. Impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans that are solely dependent on the col-lateral for repayment, the estimated fair value of the collateral. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.

  Portions of the allowance for credit losses are assigned to cover the esti-mated probable incurred credit losses in each loan and lease category based on the results of the Corporation's detail review process described above. The assigned portion continues to be weighted toward the commercial loan portfo-lio, which reflects a higher level of nonperforming loans and the potential for higher individual losses. The remaining or unassigned portion of the allowance for credit losses, determined separately from the procedures out-lined above, addresses certain industry and geographic concentrations, includ-ing global economic conditions. This procedure helps to minimize the risk related to the margin of imprecision inherent in the estimation of the assigned allowance for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components.

Nonperforming Loans

  Commercial loans and leases that are past due 90 days or more as to princi-pal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are gener-ally classified as nonperforming loans unless well secured and in the process of collection. Loans whose contractual terms have been restructured in a man-ner which grants a concession to a borrower experiencing financial difficul-ties are classified as nonperforming until the loan is performing for an ade-quate period of time under the restructured agreement. Interest accrued but not collected is reversed when a commercial loan is classified as nonperforming. Interest collections on commercial nonperforming loans and leases for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

  Credit card loans are charged off at 180 days past due and not classified as nonperforming. Unsecured loans and deficiencies in personal property secured loans are charged off at 120 days past due and not classified as nonperforming. Real estate secured consumer loans are classified as nonperforming at 90 days past due. The amount deemed uncollectible on real estate secured loans is charged off at 180 days past due. Loans in bankruptcy are charged off when deemed uncollectible, which may be earlier than the timeframes noted above.

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

Mortgage Servicing Rights

  The total cost of mortgage loans originated for sale or purchased is allo-cated between the cost of the loans and the mortgage servicing rights (MSR) based on the relative fair values of the loans and the MSR. MSR acquired sepa-rately are capitalized at cost. The Corporation capitalized $836 million, $1.6 billion and $1.5 billion of MSR during 2000, 1999 and 1998, respectively. The cost of the MSR is amortized in proportion to and over the estimated period that servicing revenues are recognized. Amortization was $540 million, $566 million and $476 million during 2000, 1999 and 1998, respectively.

  The fair value of capitalized MSR was $3.7 billion and $4.1 billion at December 31, 2000 and 1999, respectively. Total loans serviced approximated $335.9 billion, $314.3 billion and $249.7 billion at December 31, 2000, 1999 and 1998, respectively, including loans serviced on behalf of the Corpora-tion's banking subsidiaries. The Corporation's valuation methodology uses sev-eral key assumptions including, but not limited to, published prepayment speeds, discount rates based on the Constant Maturity Treasury, servicing costs, inflation rates and ancillary fees to estimate the fair value of capi-talized MSR. The predominant characteristics used as the basis for stratifying MSR are loan type and interest rate. The MSR strata are evaluated for impair-ment by estimating their fair value based on anticipated future net cash flows, taking into consideration prepayment predictions. If the carrying value of the MSR, including the results of risk management activities, exceeds the estimated fair value, a valuation allowance is established for any decline which is viewed to be temporary. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees. There was no valuation allowance at December 31, 2000. The valuation allowance was $6 million at December 31, 1999. To manage risk associated with changes in pre-payment rates, the Corporation uses various financial instruments including purchased options and swaps. The notional amounts of such contracts at Decem-ber 31, 2000 and 1999 were $42.1 billion and $43.4 billion, respectively, and the related unrealized gain was $424 million and unrealized loss was $333 mil-lion, respectively.

Goodwill and Other Intangibles

  Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is amortized on a straight-line basis over a period not to exceed 25 years. The recoverability of goodwill and other intangibles is evaluated if events or circumstances indicate a possible impairment. Such evaluation is based on var-ious analyses, including undiscounted cash flow projections.

Securitizations

  The Corporation securitizes, sells and services interests in consumer finance, commercial and bankcard loans. When the Corporation securitizes assets, it may retain interest-only strips, one or more subordinated tranches and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Gains upon sale of the assets depend, in part, on the Corporation's allocation of the previous carrying amount of the assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and interests retained.

  Quoted market prices, if available, are used to obtain fair values. General-ly, quoted market prices for retained interests are not available; therefore, the Corporation estimates fair values based upon the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward yield curves, discount rates and other factors that impact the value of retained interests.

  After the securitization, any of these retained interests that can be con-tractually settled in such a way that the Corporation could not recover sub-stantially all of its recorded investment are adjusted to fair value with the adjustment reflected as an unrealized loss in shareholders' equity. If a decline in the fair value is determined to be unrecoverable, it is charged to expense.

  See Note Eight for additional disclosures related to securitizations.

Income Taxes

  There are two components of income tax expense: current and deferred. Cur-rent income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as mea-sured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

  Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be real-ized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

Retirement Benefits

  The Corporation has established qualified retirement plans covering full-time, salaried employees and certain part-time employees. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regard-ing future experience under the plans.

  In addition, the Corporation and its subsidiaries have established unfunded supplemental benefit plans providing any benefits that could not be paid from a qualified retirement plan because of Internal Revenue Code restrictions and supplemental executive retirement plans for selected officers of the Corpora-tion and its subsidiaries. These plans are nonqualified and, therefore, in general, a participant's or beneficiary's claim to benefits is as a general creditor.

  The Corporation and its subsidiaries have established several unfunded postretirement medical benefit plans.

Risk Management Instruments

  Risk management instruments are utilized to modify the interest rate charac-teristics of related assets or liabilities or hedge against fluctuations in interest rates, currency exchange rates or other such exposures as part of the Corporation's asset and liability management process. Instruments must be des-ignated as hedges and must be effective throughout the hedge period. To qual-ify as hedges, risk management instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities. For risk management instruments that fail to qualify as hedges, the instruments are recorded at market value with changes in market value reflected in trading account profits and fees.

  Swaps, principally interest rate, used in the asset and liability management process are accounted for on the accrual basis with revenues or expenses rec-ognized as adjustments to income or expense on the underlying linked assets or liabilities.

  Gains and losses associated with interest rate futures and forward contracts used as effective hedges of existing risk positions or anticipated transac-tions are deferred as an adjustment to the carrying value of the related asset or liability and recognized in income over the remaining term of the related asset or liability.

  Risk management instruments used to hedge or modify the interest rate char-acteristics of debt securities classified as available-for-sale are carried at fair value with unrealized gains or losses deferred as a component of share-holders' equity, net of tax.

  To manage interest rate risk, the Corporation also uses interest rate option products, primarily purchased caps and floors. Interest rate caps and floors are agreements where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a speci-fied cap or floor rate, respectively. Such instruments are primarily linked to long-term debt, short-term borrowings and pools of similar residential mort-gages. The Corporation also purchases options to protect the value of certain assets, principally MSR, against changes in prepayment rates. Option premiums are amortized over the option life on a straight-line basis. Such contracts are designated as hedges, and gains or losses are recorded as adjustments to the carrying value of the MSR, which are then subjected to impairment valua-tions.

  The Corporation also utilizes forward delivery contracts and options to reduce the interest rate risk inherent in mortgage loans held for sale and the commitments made to borrowers for mortgage loans which have not been funded. These financial instruments are considered in the Corporation's lower of cost or market valuation of its mortgage loans held for sale.

  The Corporation has made investments in a number of operations in foreign countries. Certain assets and liabilities of these operations are often denom-inated in foreign currencies, which exposes the Corporation to foreign cur-rency risks. To qualify for hedge accounting, a foreign exchange contract must reduce risk at the level of the specific transaction. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment. Real-ized and unrealized gains and losses on instruments that hedge net foreign capital exposure are recorded in shareholders' equity as foreign currency translation adjustments and included in accumulated other comprehensive income
(loss).

  Risk management instruments generally are not terminated. When terminations do occur, gains or losses are recorded as adjustments to the carrying value of the underlying assets or liabilities and recognized as income or expense over either the remaining expected lives of such underlying assets or liabilities or the remaining life of the instrument. In circumstances where the underlying assets or liabilities are sold, any remaining carrying value adjustments and the cumulative change in value of any open positions are recognized immedi-ately as a component of the gain or loss on disposition of such underlying assets or liabilities. If a forecasted transaction to which a risk management instrument is linked fails to occur, any deferred gain or loss on the instru-ment is recognized immediately in income.

Earnings Per Common Share

  Earnings per common share for all periods presented is computed by dividing net income, reduced by dividends on preferred stock, by the weighted average number of common shares issued and outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for the effect of assumed conversions, by the weighted average number of common shares issued and outstanding and dilutive potential common shares, which include convertible preferred stock and stock options. Dilutive poten-tial common shares are calculated using the treasury stock method.

Foreign Currency Translation

  Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For the majority of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consoli-dation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of accumulated other comprehensive income (loss) within shareholders' equity on a net-of-tax basis. When the foreign entity is not a free-standing operation or is in a hyperinflationary economy, the func-tional currency used to measure the financial statements of a foreign entity is the U.S. dollar. In these instances, the resulting gains and losses are included in income.

Recently Issued Accounting Pronouncements

  Statement of Financial Accounting Standards No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" (SFAS 133) as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" was effective for the Corporation as of January 1, 2001. SFAS 133 requires all derivative instruments to be recognized as either assets or liabilities and measured at their fair values. In addition, SFAS 133 allows special hedge accounting for some types of transactions provided that certain criteria are met. At the date of initial application, the Corporation recorded certain transition adjust-ments as required by SFAS 133. The estimated impact of such transition adjust-ments to net income is a loss of $52 million (net of related income tax bene-fit of $31 million) and a net transition gain of $9 million (net of related income taxes of $5 million) in other comprehensive income on January 1, 2001. Further, the initial adoption of SFAS 133 is estimated to result in the Corpo-ration recognizing $577 million of derivative assets and $514 million of derivative liabilities on the balance sheet. These transition amounts are sub-ject to the final outcome of several pending Financial Accounting Standards Board (FASB) conclusions surrounding the implementation of SFAS 133. The Cor-poration expects that the adoption of SFAS 133 will increase the volatility of reported earnings and other comprehensive income. In general, the amount of volatility is based on amounts, positions and market conditions that exist during any period.

  In 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extin-guishments of Liabilities - a replacement of FASB Statement No. 125" (SFAS
140). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The December 31, 2000 consoli-dated financial statements include the disclosures required by SFAS 140. The Corporation is currently evaluating the impact of SFAS 140; however, at this time, the Corporation does not expect SFAS 140 to have a material impact on its results of operations or financial condition.

  In 1999, the Federal Financial Institutions Examinations Council (FFIEC) issued The Uniform Classification and Account Management Policy (the Policy) which provides guidance and promotes consistency among banks on the treatment of consumer delinquent and bankruptcy-related loans. The Corporation imple-mented the Policy during the fourth quarter of 2000. Charge-offs of $104 mil-lion were recorded in the consumer loan portfolio in the fourth quarter of 2000 in order to comply with the Policy.

Note Two - Acquisition and Merger Activities

  At December 31, 2000, the Corporation operated its banking activities pri-marily under two charters: Bank of America, N.A. and Bank of America, N.A.
(USA). On September 1, 2000, Bank of America Community Development Bank, National Association changed its name to Bank of America California, National Association. On March 31, 1999, NationsBank of Delaware, N.A. merged with and into Bank of America, N.A. (USA), a national association headquartered in Phoenix, Arizona (formerly known as Bank of America National Association), which operates the Corporation's credit card business. On April 1, 1999, the mortgage business of BankAmerica transferred to NationsBanc Mortgage Corpora-tion. On December 1, 1999, NationsBanc Mortgage Corporation merged with and into BA Mortgage, LLC, a Delaware limited liability company and a Bank of America, N.A. subsidiary. On April 8, 1999, the Corporation merged Bank of America Texas, N.A. into NationsBank, N.A. On July 5, 1999, NationsBank, N.A. changed its name to Bank of America, N.A. On July 23, 1999, Bank of America, N.A. merged into Bank of America National Trust and Savings Association (Bank of America NT&SA), and the surviving entity of that merger changed its name to Bank of America, N.A. On December 1, 1999, Bank of America FSB, a federal sav-ings bank formerly headquartered in Portland, Oregon, was converted into a national bank and merged into Bank of America, N.A.

  On September 30, 1998, the Corporation completed the Merger. As a result of the Merger, each outstanding share of BankAmerica common stock was converted into 1.1316 shares of the Corporation's common stock, resulting in the net issuance of approximately 779 million shares of the Corporation's common stock to the former BankAmerica shareholders. Each share of NationsBank common stock continued as one share in the combined company's common stock. In addition, approximately 88 million options to purchase the Corporation's common stock were issued to convert stock options granted to certain BankAmerica employees. This transaction was accounted for as a pooling of interests. Under this method of accounting, the recorded assets, liabilities, shareholders' equity, income and expense of NationsBank and BankAmerica have been combined and reflected at their historical amounts. NationsBank's total assets, total deposits and total shareholders' equity on the date of the Merger were approx-imately $331.9 billion, $166.8 billion and $27.7 billion, respectively. BankAmerica's total assets, total deposits and total shareholders' equity on the date of the Merger amounted to approximately $263.4 billion, $179.0 bil-lion and $19.6 billion, respectively.

  In connection with the Merger, the Corporation recorded pre-tax merger charges of $525 million ($358 million after-tax) in 1999 and $1,325 million ($960 million after-tax) in 1998. Of the $525 million in 1999, $200 million ($145 million after-tax) and $325 million ($213 million after-tax) were recorded in the second and fourth quarters, respectively. Of the $1,325 mil-lion in 1998, $725 million ($519 million after-tax) and $600 million ($441 million after-tax) were recorded in the third and fourth quarters, respective-ly. The total pre-tax charge for 1999 consisted of approximately $219 million primarily of severance, change in control and other employee-related costs, $187 million of conversion and related costs including occupancy, equipment and customer communication expenses, $128 million of exit and related costs and a $9 million reduction of other merger costs. The total pre-tax charge for 1998 consisted of approximately $740 million primarily of severance, change in control and other employee-related costs, $150 million of conversion and related costs including occupancy and equipment expenses (primarily lease exit costs and the elimination of duplicate facilities and other capitalized assets) and customer communication expenses, $300 million of exit and related costs and $135 million of other merger costs (including legal, investment banking and filing fees).

  Total severance, change in control and other employee-related costs include amounts related to job eliminations of former associates from BankAmerica and NationsBank impacted by the Merger. Through December 31, 2000, approximately 13,800 employees had entered the severance process. Employee-related costs of the Merger were principally in overlapping functions, operations and busi-nesses of the Corporation. The BankAmerica merger reserve balance was $300 million and $842 million at December 31, 1999 and 1998, respectively. During 1999, the amount charged to expense and added to the reserve was $525 million. There was no such amount charged during 2000. Cash payments applied to the reserve in 2000 and 1999 were approximately $216 million and $841 million, respectively. Non-cash reductions applied to the reserve in 2000 and 1999 were $52 million and $226 million, respectively. The remaining merger reserve bal-ance was $32 million at December 31, 2000.

  On January 9, 1998, the Corporation completed the Barnett merger. Barnett's total assets, total deposits and total shareholders' equity on the date of the merger were approximately $46.0 billion, $35.4 billion and $3.4 billion, respectively. As a result of the Barnett merger, each outstanding share of Barnett common stock was converted into 1.1875 shares of the Corporation's common stock, resulting in the net issuance of approximately 233 million com-mon shares to the former Barnett shareholders. In addition, approximately 11 million options to purchase the Corporation's common stock were issued to con-vert stock options granted to certain Barnett employees. This transaction was also accounted for as a pooling of interests.

  In connection with the Barnett merger, the Corporation incurred a pre-tax merger-related charge during the first quarter of 1998 of approximately $900 million ($642 million after-tax), which consisted of approximately $375 mil-lion primarily in severance and change in control payments, $300 million of conversion and related costs including occupancy and equipment expenses (pri-marily lease exit costs and the elimination of duplicate facilities and other capitalized assets), $125 million of exit costs related to contract termina-tions and $100 million of other merger costs (including legal, investment banking and filing fees). In the second quarter of 1998, the Corporation rec-ognized a $430 million ($277 million after-tax) gain resulting from the regu-latory required divestitures of certain Barnett branches. Substantially all of the Barnett merger-related reserves have been utilized.

  Effective January 2, 2001, the Corporation acquired the remaining 50 percent of Marsico Capital Management LLC (Marsico) for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm specializing in large capitalization growth stocks.

Note Three - Productivity and Investment Initiatives

  As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax restructuring charge of $550 million ($346 million after-tax) in 2000 which is included in merger and restructuring charges in the Consolidated Statement of Income. As part of these initiatives and in order to reallocate resources, the Corporation announced that it would eliminate 9,000 to 10,000 positions, or six to seven percent of its workforce, over a twelve-month period. Of the $550 million restructuring charge, approxi-mately $475 million will be used to cover severance and related costs and $75 million will be used for other costs related to process change and channel consolidation. Over half of the severance and related costs are related to management positions which were eliminated in a review of span of control and management structure. The restructuring charge includes severance and related payments for 8,300 positions, which are company-wide and across all levels. The difference between the 8,300 positions and the 10,000 positions initially announced is expected to come from normal attrition. Through December 31, 2000, there were approximately 6,800 employees who had entered severance sta-tus as part of these initiatives. The remaining 1,500 positions associated with the July 2000 growth initiative announcement have been identified, and the employees in these positions will be notified by June 30, 2001. Cash pay-ments applied to the restructuring reserve in 2000 were approximately $209 million primarily related to severance costs, and noncash reductions were $48 million, primarily related to restricted stock vesting accelerations. The remaining restructuring reserve balance was $293 million at December 31, 2000. Approximately $132 million of the remaining restructuring reserve is related to future payments for employees who have entered severance status.

Note Four - Securities
  The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity securities at December 31, 2000, 1999 and 1998 were:

-------------------------------------------------------------------------------

                                                 Gross      Gross
                                     Amortized Unrealized Unrealized  Fair
(Dollars in millions)                  Cost      Gains      Losses    Value
----------------------------------------------------------------------------
Available-for-sale securities
2000
U.S. Treasury securities and agency
 debentures                           $17,318     $ 12      $  520   $16,810
Mortgage-backed securities             37,745       54         372    37,427
Foreign sovereign securities            4,252        7         108     4,151
Other taxable securities                4,786        6         104     4,688
----------------------------------------------------------------------------
 Total taxable                         64,101       79       1,104    63,076
Tax-exempt securities                   1,541       43           9     1,575
----------------------------------------------------------------------------
 Total                                $65,642     $122      $1,113   $64,651
----------------------------------------------------------------------------
1999
U.S. Treasury securities and agency
 debentures                           $30,085     $ --      $1,800   $28,285
Mortgage-backed securities             43,673       21       1,709    41,985
Foreign sovereign securities            4,607       16         256     4,367
Other taxable securities                4,985       --          29     4,956
----------------------------------------------------------------------------
 Total taxable                         83,350       37       3,794    79,593
Tax-exempt securities                   2,135       21         102     2,054
----------------------------------------------------------------------------
 Total                                $85,485     $ 58      $3,896   $81,647
----------------------------------------------------------------------------
1998
U.S. Treasury securities and agency
 debentures                           $17,355     $ 52      $  157   $17,250
Mortgage-backed securities             51,259      567          36    51,790
Foreign sovereign securities            5,693       25         138     5,580
Other taxable securities                2,293       76          32     2,337
----------------------------------------------------------------------------
 Total taxable                         76,600      720         363    76,957
Tax-exempt securities                   1,636       68          71     1,633
----------------------------------------------------------------------------
 Total                                $78,236     $788      $  434   $78,590
----------------------------------------------------------------------------
                                                 Gross      Gross
                                     Amortized Unrealized Unrealized  Fair
(Dollars in millions)                  Cost      Gains      Losses    Value
----------------------------------------------------------------------------
Held-to-maturity securities
2000
U.S. Treasury securities and agency
 debentures                           $    39     $ --      $   --   $    39
Mortgage-backed securities                 66       --          --        66
Foreign sovereign securities              800        5          69       736
Other taxable securities                   27       --          --        27
----------------------------------------------------------------------------
 Total taxable                            932        5          69       868
Tax-exempt securities                     255       11           1       265
----------------------------------------------------------------------------
 Total                                $ 1,187     $ 16      $   70   $ 1,133
----------------------------------------------------------------------------
1999
U.S. Treasury securities and agency
 debentures                           $    87     $ --      $   --   $    87
Mortgage-backed securities                106       --          --       106
Foreign sovereign securities              902       --         157       745
Other taxable securities                   26       --           2        24
----------------------------------------------------------------------------
 Total taxable                          1,121       --         159       962
Tax-exempt securities                     301       11           4       308
----------------------------------------------------------------------------
 Total                                $ 1,422     $ 11      $  163   $ 1,270
----------------------------------------------------------------------------
1998
U.S. Treasury securities and agency
 debentures                           $   478     $  1      $   --   $   479
Mortgage-backed securities                203       --          --       203
Foreign sovereign securities              914        1         168       747
Other taxable securities                   29        2          --        31
----------------------------------------------------------------------------
 Total taxable                          1,624        4         168     1,460
Tax-exempt securities                     373       20          --       393
----------------------------------------------------------------------------
 Total                                $ 1,997     $ 24      $  168   $ 1,853
----------------------------------------------------------------------------

  The expected maturity distribution and yields (computed on a taxable-equiva-lent basis) of the Corporation's securities portfolio at December 31, 2000 are summarized below. Actual maturities may differ from contractual maturities or maturities shown below since borrowers may have the right to prepay obliga-tions with or without prepayment penalties.

-------------------------------------------------------------------------------

                                              Due in 1
                                            year through    Due after 5
                              Due after 1         5         through 10      Due after
                                or less         years          years        10 years         Total
                              ------------  -------------  -------------  -------------  -------------
(Dollars in millions)         Amount Yield  Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
------------------------------------------------------------------------------------------------------
Fair value of available-for-
 sale securities
U.S. Treasury securities
 and agency debentures        $  335 5.20%  $ 8,500 4.68%  $ 7,570 4.49%  $   405 5.62%  $16,810 4.63%
Mortgage-backed securities       256 7.03    11,080 6.40    19,927 6.24     6,164 6.31    37,427 6.30
Foreign sovereign securities   1,242 6.16     1,400 6.28       508 4.23     1,001 7.38     4,151 6.26
Other taxable securities          58 6.74     2,949 8.49     1,188 6.91       493 6.35     4,688 7.85
------------------------------------------------------------------------------------------------------
  Total taxable                1,891 6.13    23,929 6.04    29,193 5.78     8,063 6.41    63,076 5.97
Tax-exempt securities             60 6.77       285 7.50       655 7.41       575 7.80     1,575 7.55
------------------------------------------------------------------------------------------------------
  Total                       $1,951 6.15%  $24,214 6.06%  $29,848 5.81%  $ 8,638 6.50%  $64,651 6.01%
------------------------------------------------------------------------------------------------------
Amortized cost of available-
 for-sale securities          $1,955        $24,395        $26,759        $12,533        $65,642
------------------------------------------------------------------------------------------------------
Amortized cost of held-to-
 maturity securities
U.S. Treasury securities and
 agency debentures            $   38 7.30%  $    --   --%  $     1 7.69%  $    --   --%  $    39 7.31%
Mortgage-backed securities         3 7.14        54 6.80        --   --         9 6.80        66 6.81
Foreign sovereign securities      10 8.93        23 7.65         3 6.73       764 7.31       800 7.34
Other taxable securities          --   --        --   --        --   --        27 6.64        27 6.64
------------------------------------------------------------------------------------------------------
  Total taxable                   51 7.61        77 7.05         4 6.97       800 7.28       932 7.28
Tax-exempt securities             32 8.85        94 9.44        69 8.15        60 6.91       255 8.42
------------------------------------------------------------------------------------------------------
  Total                       $   83 8.09%  $   171 8.36%  $    73 8.09%  $   860 7.26%  $ 1,187 7.52%
------------------------------------------------------------------------------------------------------
Fair value of held-to-
 maturity securities          $   83        $   176        $    76        $   798        $ 1,133
------------------------------------------------------------------------------------------------------

  The components of gains and losses on sales of securities for the years ended December 31, 2000, 1999 and 1998 were:

  -------------------------------------------------------------------------

   (Dollars in millions)                2000 1999  1998
  ------------------------------------------------------
   Gross gains on sales of securities   $123 $289 $1,039
   Gross losses on sales of securities    98   49     22
  ------------------------------------------------------
    Net gains on sales of securities    $ 25 $240 $1,017
  ------------------------------------------------------

  During 2000 and 1999, the Corporation did not sell any held-to-maturity securities. In 1998, the Corporation sold $19.5 million of held-to-maturity securities, resulting in net gains of approximately $2.0 million included above. The sale resulted from a realignment of the securities portfolio in connection with the Barnett merger.

  Excluding securities issued by the U.S. government and its agencies and cor-porations, there were no investments in securities from one issuer that exceeded 10 percent of consolidated shareholders' equity at December 31, 2000 or 1999.

  The income tax expense attributable to realized net gains on securities sales was $9 million, $84 million and $363 million in 2000, 1999 and 1998, respectively.

  Securities are pledged or assigned to secure borrowed funds, government and trust deposits and for other purposes. The carrying value of pledged securi-ties was $40.7 billion and $65.8 billion at December 31, 2000 and 1999, respectively.

  At December 31, 2000, the valuation allowance for available-for-sale and marketable equity securities included in shareholders' equity reflects unrealized losses of $560 million, net of related income taxes of $330 million, primarily reflecting $991 million of pre-tax net unrealized losses on available-for-sale securities and $101 million of pre-tax net unrealized gains on marketable equity securities. At December 31, 1999, the valuation allowance included in shareholders' equity reflects unrealized losses of $2.5 billion, net of related income taxes of $1.1 billion, primarily reflecting $3.8 billion of pre-tax net unrealized losses on available-for-sale securities and $248 million of pre-tax net unrealized gains on marketable equity securities.

Note Five - Trading Activities

Trading-Related Revenue

  Trading account profits represent the net amount earned from the Corpora-tion's trading positions, which include trading account assets and liabilities as well as derivative-dealer positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the vola-tility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, includes neither the net interest recog-nized on interest-earning and interest-bearing trading positions, nor the related funding charge or benefit. Trading account profits and trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities.

           ---------------------------------------------------------

        (Dollars in millions)                   2000   1999  1998
           --------------------------------------------------------
        Trading account profits - as reported  $1,830 $1,495 $ 171
        Net interest income                     1,028    653   608
           --------------------------------------------------------
          Total trading-related revenue        $2,858 $2,148 $ 779
           --------------------------------------------------------
        Trading-related revenue by product
        Foreign exchange contracts             $  524 $  569 $ 617
        Interest rate contracts                   698    567   172
        Fixed income                              360    444  (256)
        Equities and equity derivatives         1,203    501   184
        Commodities and other                      73     67    62
           --------------------------------------------------------
          Total trading-related revenue        $2,858 $2,148 $ 779
           --------------------------------------------------------

Trading Account Assets and Liabilities

  The fair value of the components of trading account assets and liabilities at December 31, 2000 and 1999 were:

-------------------------------------------------------------------------------

                                                                 Fair Value
                                                               ---------------
(Dollars in millions)                                           2000    1999
------------------------------------------------------------------------------
Trading account assets
U.S. Treasury securities                                       $ 2,651 $ 6,793
Securities of other U.S. Government agencies and corporations    5,640   3,554
Certificates of deposit, bankers' acceptances and commercial
 paper                                                           2,729   3,039
Corporate debt                                                   2,819   2,993
Foreign sovereign debt                                          11,646   9,532
Mortgage-backed securities                                       3,962   6,748
Equity securities                                                6,363   2,856
Other                                                            7,231   2,945
------------------------------------------------------------------------------
  Total                                                        $43,041 $38,460
------------------------------------------------------------------------------
Trading account liabilities
U.S. Treasury securities                                       $10,747 $ 8,414
Corporate debt                                                   2,416      --
Foreign sovereign debt                                           1,928   3,490
Equity securities                                                5,681   7,840
Other                                                              175   1,214
------------------------------------------------------------------------------
  Total                                                        $20,947 $20,958
------------------------------------------------------------------------------


  See Note Thirteen on page 87 for additional information on derivative-dealer positions, including credit risk.

Note Six - Loans and Leases

  Loans and leases at December 31, 2000 and 1999 were:

-------------------------------------------------------------------------------

                                         2000             1999
                                                    ----------------
(Dollars in millions)               Amount  Percent  Amount  Percent
--------------------------------------------------------------------
Commercial - domestic              $146,040   37.2% $143,450   38.7%
Commercial - foreign                 31,066    7.9    27,978    7.5
Commercial real estate - domestic    26,154    6.7    24,026    6.5
Commercial real estate - foreign        282     .1       325     .1
--------------------------------------------------------------------
 Total commercial                   203,542   51.9   195,779   52.8
--------------------------------------------------------------------
Residential mortgage                 84,394   21.5    81,860   22.1
Home equity lines                    21,598    5.5    17,273    4.7
Direct/Indirect consumer             40,457   10.3    42,161   11.4
Consumer finance                     25,800    6.6    22,326    6.0
Bankcard                             14,094    3.6     9,019    2.4
Foreign consumer                      2,308     .6     2,244     .6
--------------------------------------------------------------------
 Total consumer                     188,651   48.1   174,883   47.2
--------------------------------------------------------------------
  Total loans and leases           $392,193  100.0% $370,662  100.0%
--------------------------------------------------------------------

  The following table presents the recorded investment in specific loans that were considered individually impaired in accordance with SFAS 114 at December 31, 2000 and 1999:

                -----------------------------------------------

           (Dollars in millions)               2000   1999
                -------------------------------------------
           Commercial - domestic              $2,891 $1,133
           Commercial - foreign                  521    503
           Commercial real estate - domestic     412    449
           Commercial real estate - foreign        2     --
                -------------------------------------------
             Total impaired loans             $3,826 $2,085
                -------------------------------------------

  The average recorded investment in certain impaired loans for the years ended December 31, 2000, 1999 and 1998 was approximately $3.0 billion, $2.0 billion and $1.6 billion, respectively. At December 31, 2000 and 1999, the recorded investment on impaired loans requiring an allowance for credit losses was $2.1 billion and $1.1 billion, and the related allowance for credit losses was $640 million and $370 million, respectively. For the years ended December 31, 2000, 1999 and 1998, interest income recognized on impaired loans totaled $174 million, $84 million and $50 million, respectively, all of which was rec-ognized on a cash basis.

  At December 31, 2000, 1999 and 1998, nonperforming loans, including certain loans which were considered impaired, totaled $5.2 billion, $3.0 billion and $2.5 billion, respectively. In addition, $124 million of loans included in other assets in the Consolidated Balance Sheet as of December 31, 2000 would have been classified as nonperforming had they been included in loans. The net amount of interest recorded during each year on loans that were classified as nonperforming or restructured at December 31, 2000, 1999 and 1998 was $237 million in 2000, $123 million in 1999 and $130 million in 1998. If these loans had been accruing interest at their originally contracted rates, related income would have been $666 million, $419 million and $367 million in 2000, 1999 and 1998, respectively.

  Foreclosed properties amounted to $249 million, $163 million and $282 mil-lion at December 31, 2000, 1999 and 1998, respectively. The cost of carrying foreclosed properties amounted to $12 million, $13 million and $16 million in 2000, 1999 and 1998, respectively.

Note Seven - Allowance for Credit Losses

  The table below summarizes the changes in the allowance for credit losses on loans and leases for 2000, 1999 and 1998:

           ---------------------------------------------------------

        (Dollars in millions)                       2000    1999    1998
           ---------------------------------------------------------------
        Balance, January 1                         $6,828  $7,122  $6,778
           ---------------------------------------------------------------
        Loans and leases charged off               (2,995) (2,582) (3,050)
        Recoveries of loans and leases previously
         charged off                                  595     582     583
           ---------------------------------------------------------------
         Net charge-offs                           (2,400) (2,000) (2,467)
           ---------------------------------------------------------------
        Provision for credit losses                 2,535   1,820   2,920
        Other, net                                   (125)   (114)   (109)
           ---------------------------------------------------------------
         Balance, December 31                      $6,838  $6,828  $7,122
           ---------------------------------------------------------------

Note Eight - Securitizations

  At December 31, 2000, key economic assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the cur-rent fair value of residual cash flows to changes in those assumptions are as follows:

-------------------------------------------------------------------------------
                                                    December 31, 2000
                                            -----------------------------------
                                            Commercial--             Consumer
(Dollars in millions)                         Domestic   Bankcard  Finance(/1/)
-------------------------------------------------------------------------------
Carrying amount of retained interests (at
 fair value)                                   $113.4     $183.8   $     717.6
Weighted-average remaining life (in years)       1.74       2.27          3.29
Revolving structures - annual payment rate       25.0 %     14.8 %
Amortizing structures - annual constant
 prepayment rate:
  Fixed rate loans                                                  8.7 - 25.0%
  Adjustable rate loans                                                   32.0%
 Impact on fair value of 100 bps favorable
  change                                          0.1        5.6           9.9
 Impact on fair value of 200 bps favorable
  change                                          0.2       11.8          21.4
 Impact on fair value of 100 bps adverse
  change                                         (0.1)      (4.7)         (8.1)
 Impact on fair value of 200 bps adverse
  change                                         (0.2)      (9.3)        (14.5)
Expected credit losses(/2/)                       0.5 %      6.1 %  1.1 - 10.6%
 Impact on fair value of 10% favorable
  change                                          0.4       13.8          23.6
 Impact on fair value of 25% favorable
  change                                          0.9       34.5          59.4
 Impact on fair value of 10% adverse
  change                                         (0.4)     (13.8)        (23.1)
 Impact on fair value of 25% adverse
  change                                         (0.9)     (34.5)        (56.9)
Residual cash flows discount rate (annual
 rate)                                            7.5 %      7.5 % 13.9 - 16.0%
 Impact on fair value of 100 bps favorable
  change                                          0.4        0.4          13.9
 Impact on fair value of 200 bps favorable
  change                                          0.7        0.7          28.7
 Impact on fair value of 100 bps adverse
  change                                         (0.4)      (0.4)        (13.0)
 Impact on fair value of 200 bps adverse
  change                                         (0.7)      (0.7)        (25.3)
-------------------------------------------------------------------------------

(1) Consumer finance includes closed end home equity loan and manufactured housing loan securitizations.
(2) Annual rates of expected credit losses are presented for commercial - do-mestic and bankcard securitizations. Cumulative lifetime rates of expected credit losses (incurred plus projected) are presented for the consumer finance loans.

  The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

  At December 31, 2000, the Corporation had retained interests of $2.7 billion in securities backed by prime mortgage assets. These retained interests are valued monthly using key economic assumptions of 15 percent constant prepay-ment rate and an 85 basis point discount margin. The sensitivities to changes in the assumptions used in measuring the fair value are not significant. In addition, at December 31, 2000, the Corporation had retained $5.1 billion in securities backed by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation resulting from the securitization of mortgage loans. These retained interests are valued using quoted market values.

  Static pool net credit losses include actual incurred plus projected credit losses divided by the original balance of each securitization pool. At Decem-ber 31, 2000, static pool net credit losses for consumer finance loans securitized were 1.18, 1.96, 4.53, 4.54, 6.54, 6.30, and 4.12 percent in 1993,
1994, 1995, 1996, 1997, 1998, and 1999, respectively. Static pool credit losses shown for each year are weighted averages for all securitizations transacted during that year. No consumer finance securitizations were trans-acted in 2000.

  For revolving securitizations, the table below summarizes certain cash flows received from and paid to securitization trusts in 2000:

---------------------------------------------------------------------------
                                                           Year ended
                                                        December 31, 2000
                                                      ---------------------
                                                      Commercial--
(Dollars in millions)                                   Domestic   Bankcard
---------------------------------------------------------------------------
Proceeds from collections reinvested in revolving
 securitizations                                        $19,732    $21,247
Servicing fees received                                       2         --
Other cash flows received on retained interests(/1/)         53        767
---------------------------------------------------------------------------

(1) Other cash flows represents amounts received on retained interests by the transferor other than servicing fees (e.g., cash flows from interest-only strips).

  Portfolio balances, historical loss and delinquency amounts for the managed loan and lease portfolio for the year ended December 31, 2000 were as follows:

--------------------------------------------------------------------------------------------
                                 December 31, 2000           Year ended December 31, 2000
                          -------------------------------- ---------------------------------
                                          Principal Amount
                          Total Principal     of Loans       Average
                             Amount of      Past Due 90     Loans and  Loans and   Net Loss
                             Loans and    Days or More or    Leases    Leases Net Ratio(/1/)
(Dollars in millions)         Leases       Nonperforming   Outstanding   Losses
--------------------------------------------------------------------------------------------
Commercial - domestic        $148,238          $2,918       $151,689     $1,287       .85
Commercial - foreign           31,066             523         29,316         86       .29
Commercial real estate -
  domestic                     26,154             252         25,878         13       .05
Commercial real estate -
  foreign                         282               2            304         (2)      n/m
--------------------------------------------------------------------------------------------
 Total commercial             205,740           3,695        207,187      1,384       .67
--------------------------------------------------------------------------------------------
Residential mortgage           87,479             574         94,659         27       .03
Home equity lines              21,598              33         19,492         20       .10
Direct/Indirect consumer       41,116             104         42,379        376       .89
Consumer finance               32,967           1,612         32,436        407      1.26
Bankcard                       22,830             358         20,222        944      4.66
Foreign consumer                2,308               9          2,223          3       .13
--------------------------------------------------------------------------------------------
 Total consumer               208,298           2,690        211,411      1,777       .84
--------------------------------------------------------------------------------------------
  Total managed loans and
   leases                     414,038          $6,385        418,598     $3,161       .76
--------------------------------------------------------------------------------------------
Securitized loans              21,845                         25,976
--------------------------------------------------------------------------------------------
Total held loans and
 leases                      $392,193                       $392,622
--------------------------------------------------------------------------------------------

n/m = not meaningful
(1) The net loss ratio is calculated by dividing managed loans and leases net losses by average managed loans and leases outstanding for each loans and leases category.

Note Nine - Deposits

  At December 31, 2000, the Corporation had domestic certificates of deposit of $100 thousand or greater totaling $33.3 billion compared to $32.7 billion at December 31, 1999. The Corporation had $17.7 billion of domestic certifi-cates of deposit maturing within three months, $6.9 billion maturing within three to six months, $4.7 billion maturing within six to twelve months and $4.0 billion maturing after twelve months at December 31, 2000. The Corpora-tion had other domestic time deposits of $100 thousand or greater totaling $866 million and $843 million at December 31, 2000 and 1999, respectively. At December 31, 2000, the Corporation had $128 million of other domestic time deposits maturing within three months, $95 million maturing within three to six months, $141 million maturing within six to twelve months and $502 million maturing after twelve months. Foreign office certificates of deposit and other time deposits of $100 thousand or greater totaled $39.4 billion and $43.3 bil-lion at December 31, 2000 and 1999, respectively.

  At December 31, 2000, the scheduled maturities for time deposits were as follows:

           ---------------------------------------------------------

        (Dollars in
        millions)
           -------------------
        Due in 2001   $121,835
        Due in 2002      9,181
        Due in 2003      2,075
        Due in 2004      1,038
        Due in 2005      2,152
        Thereafter         417
           -------------------
         Total        $136,698
           -------------------

Note Ten - Short-Term Borrowings and Long-Term Debt

  The contractual maturities of long-term debt at December 31, 2000 and 1999 were:

------------------------------------------------------------------------------------
                                               2000                         1999
                           --------------------------------------------- -----------
                                                Various
                            Various Fixed-   Floating-Rate
                              Rate Debt           Debt         Amount      Amount
(Dollars in millions)      Obligations(/1/) Obligations(/1/) Outstanding Outstanding
------------------------------------------------------------------------------------
Parent company
Senior debt:
 Due in 2000                   $    --          $    --        $    --     $ 2,213
 Due in 2001                       673            3,428          4,101       4,101
 Due in 2002                       133            3,155          3,288       3,062
 Due in 2003                       499            2,292          2,791       2,572
 Due in 2004                        --            3,853          3,853       3,822
 Due in 2005                       150            2,922          3,072       1,465
 Thereafter                        246            4,613          4,859       3,199
------------------------------------------------------------------------------------
                                 1,701           20,263         21,964      20,434
------------------------------------------------------------------------------------
Subordinated debt:
 Due in 2000                        --               --             --         411
 Due in 2001                     1,312               30          1,342       1,342
 Due in 2002                     2,199               26          2,225       2,225
 Due in 2003                     1,711              323          2,034       2,034
 Due in 2004                       650               --            650         800
 Due in 2005                     1,085               60          1,145       1,144
 Thereafter                      4,421            5,265          9,686       7,472
------------------------------------------------------------------------------------
                                11,378            5,704         17,082      15,428
------------------------------------------------------------------------------------
  Total parent company
   long-term debt               13,079           25,967         39,046      35,862
------------------------------------------------------------------------------------
Bank and other
 subsidiaries
Senior debt:
 Due in 2000                        --               --             --       7,674
 Due in 2001                       476           13,134         13,610       3,967
 Due in 2002                        16            6,001          6,017       2,296
 Due in 2003                       520            1,763          2,283         751
 Due in 2004                        10            4,018          4,028       3,973
 Due in 2005                        10            1,650          1,660          10
 Thereafter                         95              167            262         190
------------------------------------------------------------------------------------
                                 1,127           26,733         27,860      18,861
------------------------------------------------------------------------------------
Subordinated debt:
 Due in 2000                        --               --             --          --
 Due in 2001                       200               --            200         200
 Due in 2002                        --               --             --          --
 Due in 2003                       100               --            100         100
 Due in 2004                       300               --            300         300
 Due in 2005                        --               --             --          --
 Thereafter                         --                8              8           8
------------------------------------------------------------------------------------
                                   600                8            608         608
------------------------------------------------------------------------------------
  Total bank and other
   subsidiaries long-term
   debt                          1,727           26,741         28,468      19,469
------------------------------------------------------------------------------------
 Total parent company,
  bank and other
  subsidiaries long-term
  debt                         $14,806          $52,708         67,514      55,331
------------------------------------------------------------------------------------
Notes payable to finance
 the purchase of leased
 vehicles                                                            2          54
------------------------------------------------------------------------------------
Obligations under capital
 leases                                                             31         101
------------------------------------------------------------------------------------
  Total long-term debt                                         $67,547     $55,486
------------------------------------------------------------------------------------

(1) Fixed-rate and floating-rate classifications of long-term debt include the effect of interest rate swap contracts.

  The majority of the floating rates are based on three- and six-month London InterBank Offered Rates (LIBOR). At December 31, 2000, the interest rates on floating-rate long-term debt, as classified in the table on the previous page, ranged from 4.84 percent to 8.64 percent compared to 5.38 percent to 8.12 per-cent at December 31, 1999. These obligations were denominated primarily in U.S. dollars. The interest rates on fixed-rate long-term debt ranged from 5.16 percent to 12.50 percent and 4.50 percent to 12.50 percent at December 31, 2000 and 1999, respectively.

  Bank of America Corporation had the authority to issue approximately $13.8 billion and $19.3 billion of corporate debt and other securities under its existing shelf registration statements at December 31, 2000 and 1999, respec-tively. Subsequent to December 31, 2000, Bank of America Corporation filed a $3 billion shelf registration statement to be used exclusively for "retail targeted" offerings of InterNotesSM in the United States.

  Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $14.5 billion at December 31, 2000 compared to $15.2 billion at December 31, 1999. These short-term bank notes, along with Treasury tax and loan notes and term federal funds pur-chased, are reflected in other short-term borrowings in the Consolidated Bal-ance Sheet. Long-term debt under current and former programs totaled $17.6 billion at December 31, 2000 compared to $10.1 billion at December 31, 1999.

  Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $20.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denomi-nated debt into U.S. dollars. Bank of America Corporation's notes outstanding under this program totaled $5.2 billion at December 31, 2000 compared to $4.5 billion at December 31, 1999. Bank of America, N.A.'s notes outstanding under this program totaled $1.4 billion at December 31, 2000. Bank of America, N.A. had no notes outstanding under this program at December 31, 1999. Of the $20.0 billion authorized at December 31, 2000, Bank of America Corporation and Bank of America, N.A. had remaining authority to issue approximately $4.8 billion and $8.6 billion, respectively. At December 31, 2000 and 1999, $2.7 billion and $3.3 billion, respectively, were outstanding under the former BankAmerica Euro medium-term note program. No additional debt securities will be offered under that program.

  At December 31, 2000, Bank of America Corporation had the authority to issue $300 billion in yen-denominated notes (approximately U.S. $3 billion) under a shelf registration statement in Japan to be used exclusively for primary offerings to non-United States residents. In addition, Bank of America Corpo-ration allocated $2 billion of the joint Euro medium-term note program men-tioned above to be used exclusively for secondary offerings to non-United States residents for a shelf registration statement filed in Japan. The Corpo-ration had no notes outstanding under these programs at December 31, 2000.

  Through a limited purpose subsidiary, the Corporation had $1.5 billion and $4.0 billion of mortgage-backed bonds outstanding at December 31, 2000 and 1999, respectively. These bonds were collateralized by $4.5 billion and $6.8 billion of mortgage loans and cash at December 31, 2000 and 1999, respective-ly.

  As part of its interest rate risk management activities, the Corporation enters into interest rate contracts for certain long-term debt issuances. At December 31, 2000 and 1999, through the use of interest rate swaps, $16.7 bil-lion and $13.3 billion of fixed-rate debt, with rates ranging primarily from
5.30 percent to 8.57 percent, had been effectively converted to floating rates primarily at spreads to LIBOR.

  Through the use of interest rate options, the Corporation has the right to purchase interest rate caps to hedge its risk on floating-rate debt against a rise in interest rates. At December 31, 2000, the interest rate options had a notional amount of approximately $1.2 billion compared to $1.6 billion at December 31, 1999.

  Including the effects of interest rate contracts for certain long-term debt issuances, the weighted average effective interest rates for total long-term debt, total fixed-rate debt and total floating-rate debt (based on the rates in effect at December 31, 2000) were 7.00 percent, 7.51 percent and 6.84 per-cent, respectively, at December 31, 2000 and (based on the rates in effect at December 31, 1999) were 6.60 percent, 7.54 percent, and 6.23 percent, respec-tively, at December 31, 1999. These obligations were denominated primarily in U.S. dollars.

  As described below, certain debt obligations outstanding at December 31, 2000 may be redeemed prior to maturity at the option of Bank of America Corpo-ration:

              -------------------------------------------------------------------
                                                             Amount Outstanding
            Year Redeemable        Year of Maturities       (Dollars in millions)
              -------------------------------------------------------------------
          Currently Redeemable        2001 - 2027                  $1,766
                  2001                2003 - 2028                   1,001
              2002 - 2003             2005 - 2023                   1,499
              2004 - 2008             2007 - 2028                      90
              -------------------------------------------------------------------

Note Eleven - Trust Preferred Securities

  Trust preferred securities are Corporation obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest notes of the Corporation.

  Since October 1996, the Corporation has formed thirteen wholly-owned grantor trusts to issue trust preferred securities to the public. The grantor trusts have invested the proceeds of such trust preferred securities in junior subor-dinated notes of the Corporation. Certain of the trust preferred securities were issued at a discount. Such trust preferred securities may be redeemed prior to maturity at the option of the Corporation. The sole assets of each of the grantor trusts are the Junior Subordinated Deferrable Interest Notes of the Corporation (the Notes) held by such grantor trusts. Each issue of the Notes has an interest rate equal to the corresponding trust preferred securi-ties distribution rate. The Corporation has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, dis-tributions on the trust preferred securities will also be deferred and the Corporation's ability to pay dividends on its common and preferred stock will be restricted.

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

  The Corporation is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the character-istics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank and financial holding companies. Such Tier 1 capital treatment provides the Corporation with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Corporation were to issue preferred stock.

  The following table is a summary of the outstanding trust preferred securi-ties and the Notes at December 31, 2000 and 1999:

-------------------------------------------------------------------------------------------------------------------------------
                                         Aggregate
                                         Principal
                                         Amount of
                                      Trust Preferred                                    Per
                                        Securities      Aggregate                       Annum
                                     -----------------  Principal    Stated           Interest     Interest
                         Issuance    December 31, 2000  Amount of  Maturity of         Rate of     Payment
(Dollars in millions)      Date          and 1999       the Notes   the Notes         the Notes     Dates    Redemption Period
-------------------------------------------------------------------------------------------------------------------------------
NationsBank
Capital Trust I        December 1996      $  600         $  619   December 2026             7.84% 3/31,6/30,    On or after
                                                                                                  9/30,12/31   12/31/01(/1/)
Capital Trust II       December 1996         365            376   December 2026             7.83  6/15,12/15    On or after
                                                                                                             12/15/06(/2/,/4/)
Capital Trust III      February 1997         500            516   January 2027       3-mo. LIBOR  1/15,4/15,    On or after
                                                                                         +55 bps  7/15,10/15    1/15/07(/2/)
Capital Trust IV       April 1997            500            516   April 2027                8.25  4/15,10/15    On or after
                                                                                                              4/15/07(/2/,/6/)
BankAmerica
Institutional          November 1996         450            464   December 2026             8.07  6/30,12/31    On or after
 Capital A                                                                                                   12/31/06(/3/,/7/)
Institutional          November 1996         300            309   December 2026             7.70  6/30,12/31    On or after
 Capital B                                                                                                   12/31/06(/3/,/8/)
Capital I              December 1996         300            309   December 2026(/9/)        7.75  3/31,6/30,    On or after
                                                                                                  9/30,12/31   12/20/01(/5/)
Capital II             December 1996         450            464   December 2026             8.00  6/15,12/15    On or after
                                                                                                             12/15/06(/3/,/10/)
Capital III            January 1997          400            412   January 2027       3-mo. LIBOR  1/15,4/15,    On or after
                                                                                         +57 bps  7/15,10/15    1/15/02(/3/)
Capital IV             February 1998         350            361   March 2028                7.00  3/31,6/30,    On or after
                                                                                                  9/30,12/31    2/24/03(/3/)
Barnett
Capital I              November 1996         300            309   December 2026             8.06    6/1,12/1    On or after
                                                                                                             12/1/06(/2/,/11/)
Capital II             December 1996         200            206   December 2026             7.95    6/1,12/1    On or after
                                                                                                             12/1/06(/2/,/12/)
Capital III            January 1997          250            258   February 2027      3-mo. LIBOR    2/1,5/1,    On or after
                                                                                       +62.5 bps    8/1,11/1       2/1/07(/2/)
-------------------------------------------------------------------------------------------------------------------------------
 Total                                    $4,965(/13/)   $5,119
-------------------------------------------------------------------------------------------------------------------------------

 (1) The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes, at a redemption price at least equal to the principal amount of the Notes.
 (2) The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes or relating to capital treatment of the trust preferred securities or relating to a change in the treatment of the related trust under the Investment Company Act of 1940, as amend-ed, at a redemption price at least equal to the principal amount of the Notes.
 (3) The Corporation may redeem the Notes prior to the indicated redemption period upon the occurrence of certain events relating to tax treatment of the related trust or the Notes or relating to capital treatment of the trust preferred securities at a redemption price at least equal to the principal amount of the Notes.
 (4) The Notes may be redeemed on or after December 15, 2006 and prior to December 15, 2007 at 103.915% of the principal amount, and thereafter at prices declining to 100% on December 15, 2016 and thereafter.
 (5) The Corporation may redeem the Notes (i) during the indicated redemption period or (ii) upon the occurrence of certain events relating to tax treatment of the trust or the Notes or relating to capital treatment of the trust preferred securities, prior to the indicated redemption peri-od, in each case, at a redemption price of 100% of the principal amount.
 (6) The Notes may be redeemed on or after April 15, 2007 and prior to April 14, 2008 at 103.85% of the principal amount, and thereafter at prices declining to 100% on April 15, 2017 and thereafter.
 (7) The Notes may be redeemed on or after December 31, 2006 and prior to December 31, 2007 at 104.0350% of the principal amount, and thereafter at prices declining to 100% on December 31, 2016 and thereafter.
 (8) The Notes may be redeemed on or after December 31, 2006 and prior to December 31, 2007 at 103.7785% of the principal amount, and thereafter at prices declining to 100% on December 31, 2016 and thereafter.
 (9) At the option of the Corporation, the stated maturity may be shortened to a date not earlier than December 20, 2001 or extended to a date not later than December 31, 2045, in each case if certain conditions are met.
(10) The Notes may be redeemed on or after December 15, 2006 and prior to December 15, 2007 at 103.9690% of the principal amount, and thereafter at prices declining to 100% on December 15, 2016 and thereafter.
(11) The Notes may be redeemed on or after December 1, 2006 and prior to December 1, 2007 at 104.030% of the principal amount, and thereafter at prices declining to 100% on December 1, 2016 and thereafter.
(12) The Notes may be redeemed on or after December 1, 2006 and prior to December 1, 2007 at 103.975% of the principal amount, and thereafter at prices declining to 100% on December 1, 2016 and thereafter.
(13) Excludes $10 of deferred issuance costs and unamortized discount at both December 31, 2000 and 1999.

Note Twelve - Shareholders' Equity and Earnings Per Common Share

  On July 26, 2000, the Corporation's Board of Directors (the Board) autho-rized a new stock repurchase program of up to 100 million shares of the Corpo-ration's common stock at an aggregate cost of up to $7.5 billion. On June 23, 1999, the Board authorized the repurchase of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. Through December 31, 2000, the Corporation had repurchased a total of approxi-mately 146 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $55.74 which reduced shareholders' equity by $8.1 billion. The remaining buyback authority for common stock under the 2000 program totaled $6.8 bil-lion, or 84 million shares, at December 31, 2000. There is no remaining buyback authority for the common stock under the 1999 program.

  Other shareholders' equity consisted of restricted stock award plan deferred compensation of $114 million and $340 million, as well as a loan to the ESOP trust of $32 million and $47 million at December 31, 2000 and 1999, respec-tively. In September 1999, the Corporation began selling put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. The put options give the holders the right to sell shares of the Corporation's common stock to the Cor-poration on certain dates at specified prices. The put option contracts allow the Corporation to determine the method of settlement, and the premiums received are reflected as a component of other shareholders' equity. At Decem-ber 31, 2000, there were three million put options outstanding with $20 mil-lion of premiums received on written put options and $52 million of premium reversals on written put options due to the exercise of the contracts. The put option exercise prices range from $45.22 to $50.37 per share and expire from January 2001 to April 2001. At December 31, 1999, there were seven million put options outstanding with an associated premium of $48 million.

  As of December 31, 2000, the Corporation had 1.7 million shares issued and outstanding of employee stock ownership plan (ESOP) Convertible Preferred Stock, Series C (ESOP Preferred Stock). The ESOP Preferred Stock has a stated and liquidation value of $42.50 per share, provides for an annual cumulative dividend of $3.30 per share and each share is convertible into 1.68 shares of the Corporation's common stock. ESOP Preferred Stock in the amounts of $5 mil-lion, $6 million and $11 million was converted into the Corporation's common stock in 2000, 1999 and 1998, respectively.

  In November 1989, Barnett incorporated ESOP provisions into its existing 401(k) employee benefit plan (Barnett ESOP). The Barnett ESOP acquired $141 million of common stock using the proceeds of a loan from the Corporation. The terms of the loan include equal monthly payments of principal and interest through September 2015. Interest is at 9.75 percent and prepayments of princi-pal are allowed. The loan is generally being repaid from contributions to the plan by the Corporation and dividends on unallocated shares held by the Bar-nett ESOP. Shares held by the Barnett ESOP are allocated to plan participants as the loan is repaid. At December 31, 2000, there were no shares of unallo-cated common stock remaining in the Barnett ESOP. During 2000, 1999 and 1998, the Barnett ESOP released and allocated common stock amounting to $32 million, $15 million and $6 million, respectively.

  Earnings per common share is computed by dividing net income available to common shareholders by the weighted average common shares issued and outstand-ing. For diluted earnings per common share, net income available to common shareholders can be affected by the conversion of the registrant's convertible preferred stock. Where the effect of this conversion would have been dilutive, net income available to common shareholders is adjusted by the associated pre-ferred dividends. This adjusted net income is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding and the dilution resulting from the conversion of the registrant's convertible preferred stock, if applicable. The effect of convertible preferred stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.

  The calculation of earnings per common share and diluted earnings per common share for 2000, 1999 and 1998 is presented below:

-------------------------------------------------------------------------------

(Shares in thousands, Dollars in
millions, except per share information)     2000        1999        1998
----------------------------------------------------------------------------
Earnings per common share
Net income                               $    7,517  $    7,882  $    5,165
Preferred stock dividends                        (6)         (6)        (25)
----------------------------------------------------------------------------
Net income available to common
 shareholders                            $    7,511  $    7,876  $    5,140
----------------------------------------------------------------------------
Average common shares issued and
 outstanding                              1,646,398   1,726,006   1,732,057
----------------------------------------------------------------------------
 Earnings per common share               $     4.56  $     4.56  $     2.97
----------------------------------------------------------------------------
Diluted earnings per common share
Net income available to common
 shareholders                            $    7,511  $    7,876  $    5,140
----------------------------------------------------------------------------
Preferred stock dividends                         6           6          25
Preferred stock dividends on
 nonconvertible stock                            --          --         (19)
----------------------------------------------------------------------------
Effect of assumed conversions                     6           6           6
----------------------------------------------------------------------------
Net income available to common
 shareholders and assumed conversions    $    7,517  $    7,882  $    5,146
----------------------------------------------------------------------------
Average common shares issued and
 outstanding                              1,646,398   1,726,006   1,732,057
----------------------------------------------------------------------------
Incremental shares from assumed conver-
 sions:
 Convertible preferred stock                  2,926       3,006       3,290
 Stock options                               15,605      31,046      40,413
----------------------------------------------------------------------------
Dilutive potential common shares             18,531      34,052      43,703
----------------------------------------------------------------------------
Total dilutive average common shares
 issued and outstanding                   1,664,929   1,760,058   1,775,760
----------------------------------------------------------------------------
 Diluted earnings per common share       $     4.52  $     4.48  $     2.90
----------------------------------------------------------------------------

Note Thirteen - Commitments and Contingencies

  In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet.

Credit Extension Commitments

  The Corporation enters into commitments to extend credit, standby letters of credit (SBLC) and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts col-lateralized by cash and amounts participated to other financial institutions. The following table summarizes outstanding commitments to extend credit at December 31, 2000 and 1999:

-------------------------------------------------------------------------------

(Dollars in millions)                                 2000     1999
---------------------------------------------------------------------
Credit card commitments                             $ 71,572 $ 67,394
Other loan commitments                               243,124  246,827
Standby letters of credit and financial guarantees    33,420   32,993
Commercial letters of credit                           3,327    3,690
---------------------------------------------------------------------

  Commitments to extend credit are legally binding, generally have specified rates and maturities and are for specified purposes. The Corporation manages the credit risk on these commitments by subjecting these commitments to normal credit approval and monitoring processes and protecting against deterioration in the borrowers' ability to pay through adverse-change clauses which require borrowers to maintain various credit and liquidity measures. At December 31, 2000 and 1999, there were no unfunded commitments to any industry or country greater than 10 percent of total unfunded commitments to lend. Credit card lines are unsecured commitments, which are reviewed at least annually by man-agement. Upon evaluation of the customers' creditworthiness, the Corporation has the right to terminate or change the terms of the credit card lines. Of the December 31, 2000 other loan commitments, $101.7 billion is scheduled to expire in less than one year, $99.2 billion in one to five years and $42.2 billion after five years.

  SBLC and financial guarantees are issued to support the debt obligations of customers. If an SBLC or financial guarantee is drawn upon, the Corporation looks to its customer for payment. SBLCs and financial guarantees are subject to the same approval and collateral policies as other extensions of credit. At December 31, 2000, substantially all of the SBLCs and financial guarantees are scheduled to expire in less than one year.

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

Derivatives

  Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts and option contracts. A swap agreement is a con-tract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial futures and forward settle-ment contracts are agreements to buy or sell a quantity of a financial instru-ment, index, currency or commodity at a predetermined future date and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined rate or price at a time or during a period in the future. These option agreements can be trans-acted on organized exchanges or directly between parties.

Credit Risk Associated with Derivative Activities

  Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corpo-ration completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. In managing derivatives credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are consid-ered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with U.S. and foreign commercial banks, broker-dealers and corporates. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the close out and netting of transactions with the same counterparty upon the occurrence of certain events.

  A portion of the derivative-dealer activity involves exchange-traded instru-ments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is minimal.

  The following table presents the notional or contract amounts at December 31, 2000 and 1999 and the credit risk amounts (the net replacement cost of contracts in a gain position) of the Corporation's derivative-dealer positions which are primarily executed in the over-the-counter market for trading pur-poses. The notional or contract amounts indicate the total volume of transac-tions and significantly exceed the amount of the Corporation's credit or mar-ket risk associated with these instruments. The credit risk amounts presented in the following table do not consider the value of any collateral, but take into consideration the effects of legally enforceable master netting agree-ments.

Derivative-Dealer Positions

-----------------------------------------------------------------
                            December 31, 2000  December 31, 1999
-----------------------------------------------------------------
                            Contract/  Credit  Contract/  Credit
(Dollars in millions)        Notional   Risk    Notional   Risk
-----------------------------------------------------------------
Interest rate contracts
Swaps                       $3,256,992 $ 3,236 $2,597,886 $ 4,936
Futures and forwards         1,227,537      57    644,795      50
Written options                664,108      --    560,070      --
Purchased options              601,828     145    638,517   1,515
Foreign exchange contracts
Swaps                           61,035   1,424     55,278     918
Spot, futures and forwards     682,665   3,215    537,719   2,861
Written options                 35,161      --     28,450      --
Purchased options               32,639     380     26,820     368
Equity contracts
Swaps                           17,482     637     11,128     904
Futures and forwards            61,004     353     21,421       3
Written options                 30,976      --     24,232      --
Purchased options               36,304   3,670     28,251   4,012
Other contracts
Swaps                            9,126   1,902      1,950     165
Futures and forwards             2,098      81      1,075      33
Written options                 12,603      --      4,636      --
Purchased options               10,515     228      3,965     229
Credit derivatives              40,638     206     19,028      61
-----------------------------------------------------------------
  Net replacement cost                 $15,534            $16,055
-----------------------------------------------------------------

  The table above includes both long and short derivative-dealer positions. The average fair value of derivative-dealer assets for the years ended Decem-ber 31, 2000 and 1999 was $17.9 billion and $16.0 billion, respectively. The average fair value of derivative-dealer liabilities for the years ended Decem-ber 31, 2000 and 1999 was $19.8 billion and $16.5 billion, respectively. The fair value of derivative-dealer assets at December 31, 2000 and 1999 was $15.5 billion and $16.1 billion, respectively. The fair value of derivative-dealer liabilities at December 31, 2000 and 1999 was $22.4 billion and $16.2 billion, respectively. See Note Five on page 76 for a discussion of trading-related revenue.

  During 2000, 1999 and 1998, there were no significant credit losses associ-ated with derivative contracts. At December 31, 2000 and 1999, there were no nonperforming derivative positions that were material to the Corporation.

  In addition to credit risk management activities, the Corporation uses credit derivatives to generate revenue by taking on exposure to underlying credits. The Corporation also provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The Corporation's credit derivative posi-tions at December 31, 2000 and 1999 consisted of credit default swaps and total return swaps.

Asset and Liability Management (ALM) Activities

  Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation's ALM process. Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to effectively manage its interest rate risk position. Generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps and floors. Interest rate caps and floors are agree-ments where, for a fee, the purchaser obtains the right to receive interest payments when a variable interest rate moves above or below a specified cap or floor rate, respectively. Futures contracts used for ALM activities are pri-marily index futures providing for cash payments based upon the movements of an underlying rate index.

  The Corporation uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign-denominated assets and liabili-ties, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, futures and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign exchange option contracts are similar to interest rate option con-tracts except that they are based on currencies rather than interest rates. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

  The Corporation's credit risk exposure for exchange-traded instruments is minimal as these instruments conform to standard terms and are subject to pol-icies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements.

  The following table outlines the notional amount and fair value of the Cor-poration's open and closed ALM contracts at December 31, 2000 and 1999:

-------------------------------------------------------------------------------
                                                                December 31,
                                          December 31, 2000         1999
                                                     --------------------------
                                           Notional   Fair    Notional  Fair
(Dollars in millions)                       Amount    Value    Amount   Value
-------------------------------------------------------------------------------
Open interest rate contracts
Receive fixed swaps                       $  62,485  $   900  $63,002  $(1,747)
Pay fixed swaps                              13,640     (529)  25,701      115
-------------------------------------------------------------------------------
  Net open receive fixed                     48,845      371   37,301   (1,632)
Basis swaps                                  14,739       (7)   7,971       (6)
-------------------------------------------------------------------------------
  Total net swap position                    63,584      364   45,272   (1,638)
Option products                              22,477     (157)  35,134        5
Futures and forwards                         24,818      (52)     931        3
-------------------------------------------------------------------------------
  Total open interest rate contracts(/1/)                155            (1,630)
-------------------------------------------------------------------------------
Closed interest rate contracts
Swap positions                                            25               174
Option products                                           95                82
Futures and forwards                                     (15)              (21)
-------------------------------------------------------------------------------
  Total closed interest rate
   contracts(/2/)                                        105               235
-------------------------------------------------------------------------------
   Net interest rate contract position                   260            (1,395)
-------------------------------------------------------------------------------
Open foreign exchange contracts(/1/)         18,958     (387)   6,231      (30)
-------------------------------------------------------------------------------
   Total ALM contracts                               $  (127)          $(1,425)
-------------------------------------------------------------------------------

(1) Fair value represents the net unrealized gains (losses) on open contracts.
(2) Represents the unamortized net realized deferred gains associated with closed contracts.

When Issued Securities

When issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. At December 31, 2000, the Corporation had com-mitments to purchase and sell when issued securities of $26.4 billion and $20.6 billion, respectively.

Litigation

  In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various clas-ses of claimants. In certain of these actions and proceedings, substantial money damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.

  The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the Merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substan-tially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. The court has preliminarily ordered the parties to be ready for trial by September 2001. A former NationsBank stockholder who opted out of the federal class action has recently commenced an action asserting claims substantially similar to the claims relating to D.E. Shaw set forth in the consolidated action. The Corpo-ration has moved to consolidate the individual action with the federal class action. Similar class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the Merger would be one of equals) were filed in Califor-nia state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified as a class. A lower court order dismissing that action was recently reversed on appeal, and discovery in that action has commenced. The remaining Califor-nia actions have been consolidated, but have not been certified as class actions. The Missouri federal court has enjoined prosecution of those consoli-dated class actions as a class action. The plaintiffs who were enjoined have appealed that injunction to the United States Court of Appeals for the Eighth Circuit. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with cer-tainty at this time.

  Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggre-gate to the Corporation's financial position or results of operations.

Note Fourteen - Regulatory Requirements and Restrictions

  The Federal Reserve Board requires the Corporation's banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average reserve balances required by the Federal Reserve Board were $4.1 billion and $4.2 billion for 2000 and 1999, respectively. Average reserve balances, net of vault cash held on hand, held with the Federal Reserve Bank to meet the above requirements amounted to $2.6 million and $22.3 million for 2000 and 1999, respectively.

  The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. The subsidi-ary national banks can initiate aggregate dividend payments in 2001, without prior regulatory approval, of $1.7 billion plus an additional amount equal to their net profits for 2001, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the Office of the Comptroller of the Currency (OCC) is the subsidiary bank's net profits for that year com-bined with its net retained profits, as defined, for the preceding two years.

  The Federal Reserve Board, the OCC, the Federal Deposit Insurance Corpora-tion and the Office of Thrift Supervision (collectively, the Agencies) have issued regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discre-tionary actions by regulators that could have a material effect on the Corpo-ration's financial statements. At December 31, 2000 and 1999, the Corporation and each of its banking subsidiaries were well capitalized under this regula-tory framework. There have been no conditions or events since December 31, 2000 that management believes have changed either the Corporation's or its banking subsidiaries' capital classifications.

  The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, manda-tory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At December 31, 2000 and 1999, the Cor-poration had no subordinated debt that qualified as Tier 3 capital.

  To meet minimum, adequately capitalized regulatory requirements, an institu-tion must maintain a Tier 1 Capital ratio of four percent and a Total Capital ratio of eight percent. A well-capitalized institution must maintain a Tier 1 Capital ratio of six percent and a Total Capital ratio of ten percent. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average total assets, after certain adjustments. The leverage ratio guidelines establish a minimum of 100 to 200 basis points above three percent. Banking organizations must maintain a lever-age capital ratio of at least five percent to be classified as well capital-ized.

  The valuation allowance for available-for-sale securities and marketable equity securities included in shareholders' equity at December 31, 2000 and 1999 is excluded from the calculations of Tier 1 capital and Tier 1 leverage ratios.

  On September 12, 1996, the Agencies amended their regulatory capital guide-lines to incorporate a measure for market risk. In accordance with the amended guidelines, the Corporation and any of its banking subsidiaries with signifi-cant trading activity, as defined in the amendment, must incorporate a measure for market risk in their regulatory capital calculations effective for report-ing periods after January 1, 1998. The revised guidelines have not had a mate-rial impact on the Corporation or its subsidiaries' regulatory capital ratios or their well-capitalized status.

  The following table presents the actual capital ratios and amounts and mini-mum required capital amounts for the Corporation and Bank of America, N.A. at December 31, 2000 and 1999:

--------------------------------------------------------------------------------
                                  2000                         1999
                                      ------------------------------------------
                          Actual                       Actual
                       --------------    Minimum    --------------    Minimum
(Dollars in millions)  Ratio  Amount  Required(/1/) Ratio  Amount  Required(/1/)
--------------------------------------------------------------------------------
Tier 1 Capital
Bank of America
 Corporation            7.50% $40,667    $21,687     7.35% $38,651    $21,025
Bank of America, N.A.   7.72   39,178     20,308     7.78   38,616     19,844
Total Capital
Bank of America
 Corporation           11.04   59,826     43,374    10.88   57,192     42,050
Bank of America, N.A.  10.81   54,871     40,616    10.91   54,132     39,688
Leverage
Bank of America
 Corporation            6.12   40,667     26,587     6.26   38,651     24,687
Bank of America, N.A.   6.59   39,178     23,771     6.74   38,616     22,922
--------------------------------------------------------------------------------

(1) Dollar amount required to meet the Agencies' guidelines for adequately capitalized institutions.

Note Fifteen - Employee Benefit Plans

Pension and Postretirement Plans

  The Corporation sponsors noncontributory trusteed pension plans that cover substantially all officers and employees. The plans provide defined benefits based on an employee's compensation, age and years of service. The benefits become vested upon completion of five years of service. It is the policy of the Corporation to fund not less than the minimum funding amount required by ERISA. Individually, BankAmerica, Barnett Banks and NationsBank each sponsored defined benefit pension plans prior to each of the respective mergers of these entities. The BankAmerica plan was a cash balance design plan, providing par-ticipants with compensation credits, based on age and period of service, applied at each pay period and a defined earnings rate on all participant account balances in the plan. The NationsBank plan was amended to a cash bal-ance plan effective July 1, 1998 and provides a similar crediting basis for all participants. The NationsBank plan allows participants to select from var-ious earnings measures, which are based on the returns of certain funds man-aged by subsidiaries of the Corporation or common stock of the Corporation. The participant selected earnings measures determine the earnings rate on the individual participant account balances in the plan. In addition, a one time opportunity to transfer certain assets from the Corporation's savings plan to the cash balance plan was extended to NationsBank plan participants. Assets with an approximate fair value of $1.4 billion were transferred by plan par-ticipants in 1998. The Barnett plan was amended to merge into the NationsBank plan and, effective January 1, 1999, to provide the cash balance plan design feature to those participants. The opportunity to transfer certain savings plan assets to the cash balance plan was extended to Barnett participants in 1999. Assets with an approximate fair value of $133 million, were transferred by plan participants. The BankAmerica and NationsBank plans were merged effec-tive December 31, 1998; however, the participants in each plan retained the cash balance plan design followed by their predecessor plans until the plan was amended in 2000. The Corporation and the BankAmerica 401(k) retirement plans were combined effective June 30, 2000. With the introduction of the revised Bank of America retirement plan, qualified employees of the former BankAmerica Corporation who were currently active had a one-time opportunity to transfer certain assets in their 401(k) plan account to their Bank of Amer-ica Pension Plan (the "Pension Plan") account effective August 4, 2000. The total amount of 401(k) plan assets transferred to the Pension Plan was $1.3 billion. The Pension Plan (which is a cash balance type of pension plan) has a balance guarantee feature, applied at the time a benefit payment is made from the plan, that protects the transferred portion of participants' accounts from future market downturns. The Corporation is responsible for funding any shortfall on the guarantee feature.

  In addition to retirement pension benefits, full-time, salaried employees and certain part-time employees may become eligible to continue participation as retirees in health care and/or life insurance plans sponsored by the Corpo-ration. Based on the other provisions of the individual plans, certain retir-ees may also have the cost of these benefits partially paid by the Corpora-tion.

  The following tables summarize the balances and changes in fair value of plan assets and benefit obligations as of and for the years ended December 31, 2000 and 1999:

-------------------------------------------------------------------------------

                                                        Postretirement
                                     Pension Plan    Health and Life Plans
                                     --------------------------------------
(Dollars in millions)                 2000    1999      2000        1999
----------------------------------------------------------------------------
Change in fair value of plan assets
(Primarily listed stocks, fixed
 income and real estate)
Fair value at January 1              $8,063  $7,660  $      202  $      187
Actual return on plan assets           (135)    809           6          16
Company contributions                    --      --          63          65
Plan participant contributions           --      --          35          33
Acquisition/transfer                  1,334     141          --          --
Benefits paid                          (610)   (547)        (98)        (99)
----------------------------------------------------------------------------
  Fair value at December 31          $8,652  $8,063  $      208  $      202
----------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1      $6,252  $6,377  $      836  $      882
Service cost                            153     115          11          12
Interest cost                           519     433          58          58
Plan participant contributions           --      --          35          33
Plan amendments                         325     106           6          (2)
Actuarial loss (gain)                    16    (380)        (17)        (48)
Acquisition/transfer                  1,392     148          --          --
Effect of curtailments                  (36)     --           9          --
Benefits paid                          (610)   (547)        (98)        (99)
----------------------------------------------------------------------------
  Benefit obligation at December 31  $8,011  $6,252  $      840  $      836
----------------------------------------------------------------------------
Funded status
Overfunded (unfunded) status at
 December 31                         $  641  $1,811        (632) $     (634)
Unrecognized net actuarial loss
 (gain)                                 358    (600)        (39)        (87)
Unrecognized transition obligation
 (asset)                                 (2)     (6)        387         439
Unrecognized prior service cost         521     195          19          12
----------------------------------------------------------------------------
  Prepaid (accrued) benefit cost     $1,518  $1,400       ($265) $     (270)
----------------------------------------------------------------------------

  In 2000, a curtailment resulted from employee terminations in connection with the Corporation's productivity and investment initiatives. See Note Three on page 73 for additional information on these initiatives.

  Prepaid and accrued benefit costs are reflected in other assets and other liabilities, respectively, in the Consolidated Balance Sheet.

  The following are the weighted average discount rate, expected return on plan assets and rate of increase in future compensation assumptions used in determining the actuarial present value of the benefit obligation.

-------------------------------------------------------------------------------
                                            Pension        Postretirement
                                             Plan       Health and Life Plans
                                          ------------------------------------
                                          2000   1999      2000        1999
-------------------------------------------------------------------------------
Weighted average assumptions at December
 31
Discount rate                              7.25%  7.50%       7.25%       7.50%
Expected return on plan assets            10.00  10.00       10.00       10.00
Rate of compensation increase              4.00   4.00         N/A         N/A
-------------------------------------------------------------------------------

  Net periodic pension benefit income for the years ended December 31, 2000, 1999 and 1998, included the following components:

-------------------------------------------------------------------------
(Dollars in millions)                                2000   1999   1998
-------------------------------------------------------------------------
Components of net periodic pension benefit income
Service cost                                         $ 153  $ 115  $ 144
Interest cost                                          519    433    371
Expected return on plan assets                        (813)  (713)  (552)
Amortization of transition asset                        (4)    (4)    (3)
Amortization of prior service cost                      38     20     (2)
Recognized net actuarial loss                           --     --     16
Recognized gain due to settlements and curtailments    (11)    --     (2)
-------------------------------------------------------------------------
  Net periodic pension benefit income                $(118) $(149) $ (28)
-------------------------------------------------------------------------

  For the Pension Plan, the asset valuation method recognizes 60 percent of the market gains or losses in the first year, with the remaining 40 percent spread equally over the next four years.

  In addition to the trusteed pension plan, the Corporation sponsors a number of unfunded pension plans. The total benefit obligation for these plans as of December 31, 2000 and 1999 was $534 million and $535 million, respectively. The net periodic pension expense for these plans in 2000, 1999 and 1998 totaled $69 million, $58 million and $49 million, respectively.

  For the years ended December 31, 2000, 1999 and 1998, net periodic postretirement benefit cost included the following components:

-----------------------------------------------------------------------------
(Dollars in millions)                                       2000  1999  1998
-----------------------------------------------------------------------------
Components of net periodic postretirement benefit cost
Service cost                                                $ 11  $ 12  $ 10
Interest cost                                                 58    58    61
Expected return on plan assets                               (20)  (19)  (14)
Amortization of transition asset                              37    34    34
Amortization of prior service cost                            (3)   --    (1)
Recognized net actuarial gain                                (45)  (54)  (10)
Recognized loss (gain) due to settlements and curtailments    20    --    (2)
-----------------------------------------------------------------------------
  Net periodic postretirement benefit cost                  $ 58  $ 31  $ 78
-----------------------------------------------------------------------------

  Net periodic postretirement health and life expense was determined using the "projected unit credit" actuarial method. Gains and losses for all benefits except postretirement health care are recognized in accordance with the mini-mum amortization provisions of the applicable accounting standards. For the postretirement health care plans, 50 percent of the unrecognized gain or loss at the beginning of the fiscal year (or at subsequent remeasurement) is recog-nized on a level basis during the year. Prior to the Merger (and conformance of accounting methods), BankAmerica used the minimum amortization method for all plans. Application of the "50 percent" method to cumulative unrecognized gains in the BankAmerica health care plans at the beginning of the 1999 fiscal year is the primary reason for the reduction in net periodic postretirement benefit cost from 1998.

  Assumed health care cost trend rates affect the postretirement benefit obli-gation and benefit cost reported for the health care plan. The assumed health care cost trend rates used to measure the expected cost of benefits covered by the postretirement health care plans was six percent for 2001, reducing in steps to five percent for 2003 and later years. A one percentage point increase in assumed health care cost trend rates would have increased the service and interest costs and the benefit obligation by $9 million and $49 million, respectively, in 2000 and $7 million and $62 million, respectively, in 1999. A one percentage point decrease in assumed health care cost trend rates would have lowered the service and interest costs and the benefit obli-gation by $7 million and $40 million, respectively, in 2000 and $6 million and $56 million, respectively, in 1999.

Defined Contribution Plans

  The Corporation maintains a qualified defined contribution retirement plan and certain nonqualified defined contribution retirement plans. There are two components of the qualified defined contribution retirement plan: an employee stock ownership plan (ESOP) and a profit-sharing plan. The ESOP component of the qualified defined contribution retirement plan features leveraged ESOP provisions. See Note Twelve on page 86 for additional information on the ESOP provisions.

  The Barnett Employee Savings and Thrift Plan merged with and into the Corpo-ration's Plan effective December 31, 1998. During 1999, the Corporation offered former Barnett plan participants a one-time opportunity to transfer certain assets from the savings plan to the Pension Plan (then known as the cash balance plan). In 1998, the Corporation offered the same opportunity to former NationsBank plan participants.

  Effective June 30, 2000, the BankAmerica 401(k) Investment Plan was merged with and into the Bank of America 401(k) Plan, formerly known as The NationsBank 401(k) Plan. During 2000, the Corporation offered former BankAmerica plan participants a one-time opportunity to transfer certain assets from the savings plan to the Pension Plan.

  The Corporation contributed approximately $56 million, $191 million, and $238 million for 2000, 1999, and 1998, respectively, in cash and stock which was utilized primarily to purchase the Corporation's common stock under the terms of these plans. At December 31, 2000 and 1999, an aggregate of 46,010,493 shares and 54,899,074 shares, respectively, of the Corporation's common stock and 1,684,053 shares and 1,789,230 shares, respectively, of ESOP preferred stock were held by the Corporation's various savings and profit sharing plans.

  Under the terms of the ESOP Preferred Stock provision, payments to the plan for dividends on the ESOP Preferred Stock were $6 million, $3 million, and $6 million, for 2000, 1999, and 1998, respectively. Payments to the plan for dividends on the ESOP Common Stock were $16 million, $21 million, and $6 million during the same periods. Interest incurred to service the debt of the ESOP Preferred Stock and ESOP Common Stock amounted to $3 million, $5 million and $1 million for 2000, 1999 and 1998, respectively.

  In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.

Note Sixteen - Stock Option Award Plans

  At December 31, 2000, the Corporation had certain stock-based compensation plans (the Plans) which are described below. The Corporation applies the pro-visions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans. In accordance with Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock Based Compensation," the Corporation has also elected to provide disclosures as if the Corporation had adopted the fair-value based method of measuring outstanding employee stock options in 2000, 1999 and 1998 as indicated below:

----------------------------------------------------------------------------
                                       As Reported           Pro Forma
                                   -----------------------------------------
(Dollars in millions, except per
share data)                         2000   1999   1998   2000   1999   1998
----------------------------------------------------------------------------
Net income                         $7,517 $7,882 $5,165 $7,215 $7,563 $4,838
Net income available to common
 shareholders                       7,511  7,876  5,140  7,209  7,557  4,819
Earnings per common share            4.56   4.56   2.97   4.38   4.38   2.78
Diluted earnings per common share    4.52   4.48   2.90   4.34   4.30   2.71
----------------------------------------------------------------------------

  In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted average grant-date fair values of the options granted during 2000, 1999 and 1998 were based on the following assumptions:

-------------------------------------------------------------------------------

                           Risk-Free          Dividend          Expected
                         Interest Rates        Yield         Lives (Years)     Volatility
                         ----------------------------------------------------------------------
                         2000  1999  1998  2000  1999  1998  2000 1999 1998 2000   1999   1998
------------------------------------------------------------------------------------------------
Key Employee Stock Plan  6.74% 5.19% 5.64% 4.62% 2.91% 3.50%   7    7    7  25.59% 24.91% 22.94%
Take Ownership!          6.57  4.73   N/A  4.62  3.06   N/A    4    4  N/A  30.27  27.67    N/A
BankAmerica Management
 Stock Plan               N/A   N/A  5.48   N/A   N/A  2.62  N/A  N/A    4    N/A    N/A  28.40
BankAmerica Take
 Ownership!               N/A   N/A  5.58   N/A   N/A  1.83  N/A  N/A    1    N/A    N/A  28.80
------------------------------------------------------------------------------------------------

  Compensation expense under the fair-value based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS 123 in 2000, 1999 and 1998 may not be indicative of future amounts.

Key Employee Stock Plan

  The Key Employee Stock Plan (KEYSOP), as amended and restated, provides for different types of awards including stock options, restricted stock and per-formance shares (or restricted stock units). Under the KEYSOP, ten-year options to purchase approximately 67.0 million shares of common stock have been granted through December 31, 2000 to certain employees at the closing market price on the respective grant dates. Options granted under the KEYSOP generally vest in three or four equal annual installments. At December 31, 2000, approximately 53.1 million options were outstanding under this plan. Additionally, approximately 652,000 shares of restricted stock were granted during 2000. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date.

Take Ownership!

  On September 23, 1998, the Board approved Take Ownership! The Bank of Amer-ica Global Associate Stock Option Program (Take Ownership!) which covers all employees below a specified executive grade level. Under the plan, eligible employees receive an award of a predetermined number of stock options enti-tling them to purchase shares of the Corporation's common stock at the fair market value on the grant date. Options granted on the first business day of 1999 and 2000 vest 25% on the first anniversary of the date of grant, 25% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant. These options have a term of five years after the grant date. On January 3, 2000, options to purchase approximately 24.5 million shares of common stock at $48.4375 per share were granted under the plan. At December 31, 2000, approximately 53.4 million options were outstanding under this plan.

Other Plans

  Under the NationsBank 1996 Associates Stock Option Award Plan (ASOP), as amended, the Corporation granted in 1996 and 1997 to certain full- and part-time associates options to purchase an aggregate of approximately 47 million shares of the Corporation's common stock. All options granted under the ASOP are vested and expire June 29, 2001. At December 31, 2000, approximately 9.2 million options were outstanding under this plan. No further awards may be granted under this plan.

  Under the BankAmerica 1992 Management Stock Plan, ten-year options to pur-chase approximately 14.3 million shares of the Corporation's common stock were granted to certain key employees in 1997 and 1998. Options awarded generally vest in three equal annual installments beginning one year from the grant date. At December 31, 2000, approximately 26.4 million options were outstand-ing under this plan. Additionally, 2.9 million shares of restricted stock were granted to certain key employees in 1997 and 1998. These shares generally vest in four equal annual installments beginning the second year from the date of grant. No further awards may be granted under this plan.

  Under the BankAmerica Performance Equity Program, ten-year options to pur-chase approximately 12.3 million shares of the Corporation's common stock were granted to certain key employees in 1997 and 1998 in the form of market price options and premium price options. All options issued under this plan to per-sons who were employees as of the Merger date vested. At December 31, 2000, approximately 11.8 million options were outstanding under this plan. No fur-ther awards may be granted under this plan.

  On October 1, 1996, BankAmerica adopted the BankAmerica Global Stock Option Program (BankAmerica Take Ownership!) which covered substantially all associ-ates. Options awarded under this plan vest in three equal installments begin-ning one year from the grant date and have a term of five years after the grant date. Approximately 37.5 million shares were granted in 1997 and 1998. At December 31, 2000, approximately 20.7 million options were outstanding under this plan. No further awards may be granted under this plan.

  Additional stock options assumed in connection with various acquisitions remain outstanding and are included in the tables below. No further awards may be granted under these plans.

  The following tables present the status of all plans at December 31, 2000, 1999 and 1998, and changes during the years then ended:

-------------------------------------------------------------------------------

                                  2000                   1999                   1998
                          --------------------------------------------------------------------
                                       Weighted-              Weighted-              Weighted-
                                        Average                Average                Average
                                       Exercise               Exercise               Exercise
                                       (Option)               (Option)               (Option)
Employee stock options      Shares       Price     Shares       Price     Shares       Price
----------------------------------------------------------------------------------------------
Outstanding at January 1  156,205,635   $56.03   126,465,501   $51.01   136,409,218   $44.08
Granted                    49,318,536    48.44    68,341,012    61.30    25,744,102    72.10
Exercised                  (5,144,778)   30.68   (21,872,532)   38.45   (28,295,737)   33.62
Forfeited                 (21,807,372)   57.73   (16,728,346)   62.59    (7,392,082)   63.04
----------------------------------------------------------------------------------------------
Outstanding at December
 31                       178,572,021    54.45   156,205,635    56.03   126,465,501    51.01
----------------------------------------------------------------------------------------------
Options exercisable at
 December 31               98,092,637    53.56    85,753,568    49.97    99,530,313    46.02
----------------------------------------------------------------------------------------------
Weighted-average fair
 value of options
 granted during the year                $11.00                 $13.88                 $15.52
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
                                  2000                   1999                   1998
                          --------------------------------------------------------------------
                                       Weighted-              Weighted-              Weighted-
                                        Average                Average                Average
Restricted stock awards                  Grant                  Grant                  Grant
(include KEYSOP)            Shares       Price     Shares       Price     Shares       Price
----------------------------------------------------------------------------------------------
Outstanding unvested
 grants at January 1       13,027,337   $62.39     3,781,154   $61.85     5,180,012   $38.94
Granted                       652,724    48.50    11,413,497    61.99     3,852,739    65.79
Vested                     (6,111,163)   59.51    (1,732,513)   57.19    (4,896,614)   41.07
Canceled                     (396,352)   66.18      (434,801)   67.96      (354,983)   56.94
----------------------------------------------------------------------------------------------
Outstanding unvested
 grants at December 31      7,172,546   $63.37    13,027,337   $62.39     3,781,154   $61.85
----------------------------------------------------------------------------------------------

  The following table summarizes information about stock options outstanding at December 31, 2000:

-------------------------------------------------------------------------------

                               Outstanding Options                        Options Exercisable
                 --------------------------------------------------------------------------------
                     Number     Weighted Average                      Number
   Range of       Outstanding      Remaining     Weighted-Average  Exercisable   Weighted-Average
Exercise Prices  at December 31 Contractual Life  Exercise Price  at December 31  Exercise Price
-----------------------------------------------------------------------------------------------------
 $0.00 - $30.00    15,581,300      3.0 years          $22.33        15,581,300        $22.33
$30.01 - $46.50    20,084,333      2.4 years           39.16        19,884,882         39.11
$46.51 - $65.50   117,833,300      4.9 years           56.10        44,056,686         59.89
$65.51 - $99.00    25,073,088      5.6 years           78.94        18,569,769         80.20
-----------------------------------------------------------------------------------------------------
 Total            178,572,021      4.6 years          $54.45        98,092,637        $53.56
-----------------------------------------------------------------------------------------------------

Note Seventeen - Income Taxes

  The components of income tax expense for the years ended December 31, 2000, 1999 and 1998 were as follows:

-------------------------------------------------------------------------------

(Dollars in millions)         2000   1999    1998
---------------------------------------------------
Current expense:
 Federal                     $3,093 $1,470  $2,163
 State                          202     63     155
 Foreign                        328    341     349
---------------------------------------------------
  Total current expense       3,623  1,874   2,667
---------------------------------------------------
Deferred (benefit) expense:
 Federal                        552  2,297     274
 State                           96    164     (68)
 Foreign                         --     (2)     10
---------------------------------------------------
  Total deferred expense        648  2,459     216
---------------------------------------------------
   Total income tax expense  $4,271 $4,333  $2,883
---------------------------------------------------

  The preceding table does not reflect the tax effects of unrealized gains and losses on available-for-sale and marketable equity securities that are included in shareholders' equity and certain tax benefits associated with the Corporation's employee stock plans. As a result of these tax effects, share-holders' equity decreased by $674 million in 2000 and increased by $1,538 mil-lion and $418 million in 1999 and 1998, respectively. The Corporation's cur-rent income tax expense approximates the amounts payable for those years. Deferred income tax expense represents the change in the deferred tax asset or liability and is discussed further below.

  A reconciliation of the expected federal income tax expense using the fed-eral statutory tax rate of 35 percent to the actual income tax expense for the years ended December 31, 2000, 1999 and 1998 follows:

-------------------------------------------------------------------------------

(Dollars in millions)                            2000    1999    1998
-----------------------------------------------------------------------
Expected federal income tax expense             $4,126  $4,275  $2,817
Increase (decrease) in taxes resulting from:
 Tax-exempt income                                (111)   (103)    (79)
 State tax expense, net of federal benefit         227     206      33
 Goodwill amortization                             203     207     259
 Reorganization of certain subsidiaries             --      --    (323)
 Nondeductible merger and restructuring charges     --      --     183
 Foreign tax differential                          (48)    (58)     28
 Other                                            (126)   (194)    (35)
-----------------------------------------------------------------------
  Total income tax expense                      $4,271  $4,333  $2,883
-----------------------------------------------------------------------

  Significant components of the Corporation's deferred tax (liabilities) assets at December 31, 2000 and 1999 were as follows:

-------------------------------------------------------------------------
(Dollars in millions)                                    2000     1999
-------------------------------------------------------------------------
Deferred tax liabilities:
 Equipment lease financing                              $(6,155) $(5,081)
 Intangibles                                               (758)    (691)
 Investments                                               (516)    (447)
 State taxes                                               (456)    (360)
 Employee retirement benefits                              (402)    (347)
 Depreciation                                              (230)    (239)
 Securities valuation                                       (12)    (271)
 Deferred gains and losses                                  (76)     (73)
 Loan fees and expenses                                     (30)      --
 Other                                                     (585)    (641)
-------------------------------------------------------------------------
  Gross deferred tax liabilities                         (9,220)  (8,150)
-------------------------------------------------------------------------
Deferred tax assets:
 Allowance for credit losses                              2,533    2,519
 Employee benefits                                          501      426
 Accrued expenses                                           433      260
 Available-for-sale securities                              330    1,121
 Net operating loss carryforwards                           136      158
 Foreclosed properties                                       31       48
 Loan fees and expenses                                      --       12
 Other                                                      292      107
-------------------------------------------------------------------------
  Gross deferred tax assets                               4,256    4,651
-------------------------------------------------------------------------
  Valuation allowance                                      (122)    (138)
-------------------------------------------------------------------------
  Gross deferred tax assets, net of valuation allowance   4,134    4,513
-------------------------------------------------------------------------
   Net deferred tax liabilities                         $(5,086) $(3,637)
-------------------------------------------------------------------------

  The Corporation's deferred tax assets at December 31, 2000 and 1999 included a valuation allowance of $122 million and $138 million, respectively, primar-ily representing net operating loss carryforwards for which it is more likely than not that realization will not occur. The net change in the valuation allowance for deferred tax assets resulted from a portion of net operating loss carryforwards of foreign subsidiaries being used to offset taxable income where realization was not expected to occur.

  At December 31, 2000 and 1999, federal income taxes had not been provided on $1,075 million and $814 million, respectively, of undistributed earnings of foreign subsidiaries, earned prior to 1987 and after 1997, that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $171 million and $128 million of tax expense, net of credits for foreign taxes paid on such earnings and for the related foreign withholding taxes, would result in 2000 and 1999, respectively.

Note Eighteen - Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of the estimated fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a cur-rent transaction between willing parties, other than in a forced or liquida-tion sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Since no quoted market prices exist for a significant part of the Corporation's financial instruments, the fair values of such instruments have been derived based on management's assump-tions, the estimated amount and timing of future cash flows and estimated dis-count rates. The estimation methods for individual classifications of finan-cial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instru-ments and should not be considered an indication of the fair value of the com-bined Corporation.

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

Financial Instruments Traded in the Secondary Market

  Held-to-maturity securities, available-for-sale securities, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices. The fair value of securities and trading account instruments is reported in Notes Four and Five on pages 74 and 76.

Loans

  Fair values were estimated for groups of similar loans based upon type of loan, credit quality and maturity. The fair value of loans was determined by discounting estimated cash flows using interest rates approximating the Corpo-ration's December 31 origination rates for similar loans. Where quoted market prices were available, primarily for certain residential mortgage loans, such market prices were utilized as estimates for fair values. Contractual cash flows for residential mortgage loans were adjusted for estimated prepayments using published industry data. Where credit deterioration has occurred, esti-mated cash flows for fixed- and variable-rate loans have been reduced to incorporate estimated losses.

  The fair values of domestic commercial loans that do not reprice or mature within relatively short timeframes were estimated using discounted cash flow models. The discount rates were based on current market interest rates for similar types of loans, remaining maturities and credit ratings. For domestic commercial loans that reprice within relatively short timeframes, the carrying values were assumed to approximate their fair values. Substantially all of the foreign loans reprice within relatively short timeframes. Accordingly, for the majority of foreign loans, the carrying values were assumed to approximate their fair values. For purposes of these fair value estimates, the fair values of nonaccrual loans were computed by deducting an estimated market discount from their carrying values to reflect the uncertainty of future cash flows. The fair values of commitments to extend credit were not significant at either December 31, 2000 or 1999.

Deposits

  The fair value for deposits with stated maturities was calculated by dis-counting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of foreign time deposits approxi-mates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation's long-term relationships with depositors.

Derivative Financial Instruments

  The fair value of the Corporation's derivative-dealer assets and liabilities and ALM contracts is presented in Note Thirteen on page 87.

  The book and fair values of certain financial instruments at December 31, 2000 and 1999 were as follows:

-------------------------------------------------------------------------------

                                  2000              1999
                                               ----------------
                              Book     Fair     Book     Fair
(Dollars in millions)        Value    Value    Value    Value
---------------------------------------------------------------
Financial assets
 Loans                      $369,706 $374,313 $348,790 $351,469
Financial liabilities
 Deposits                    364,244  364,547  347,273  347,251
 Trust preferred securities    4,955    4,792    4,955    4,603
 Long-term debt(/1/)          67,516   68,595   55,385   54,837
---------------------------------------------------------------

(1) Excludes obligations under capital leases.

  For all other financial instruments, book value approximates fair value.

Note Nineteen - Business Segment Information

  In 2000, the Corporation realigned its business segments to report the results of the Corporation's operations through four business segments: Con-sumer and Commercial Banking, Asset Management, Global Corporate and Invest-ment Banking and Equity Investments. Consumer and Commercial Banking provides a diversified range of products and services to individuals and small busi-nesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers customized asset management and credit, financial advisory, fiduciary, trust and banking services, as well as both full-service and discount brokerage services. It provides management of equity, fixed income, cash and alternative investments to individuals, cor-porations and a wide array of institutional clients. Global Corporate and Investment Banking provides a diversified range of financial products such as investment banking, trade finance, treasury management, capital markets, leas-ing and financial advisory services to domestic and international corpora-tions, financial institutions and government entities. Equity Investments includes Principal Investing, which formerly was a component of Global Corpo-rate and Investment Banking. Principal Investing makes both direct and indi-rect equity investments in a wide variety of transactions. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio in addition to other parent company investments.

  The following table includes total revenue and net income for the years ended December 31, 2000, 1999 and 1998, and total assets at December 31, 2000 and 1999 for each business segment. Certain prior period amounts have been reclassified between segments to conform to the current period presentation.

Business Segments
-------------------------------------------------------------------------------

For the year ended
December 31

                                                             Consumer and
                              Total Corporation         Commercial Banking(/2/)
                                         ------------------------------------------
(Dollars in millions)       2000      1999     1998      2000      1999     1998
-----------------------------------------------------------------------------------
Net interest income(/1/)  $ 18,764  $ 18,452  $18,461  $ 13,656  $ 13,681  $13,883
Noninterest income          14,489    14,069   12,189     6,965     7,398    7,351
-----------------------------------------------------------------------------------
 Total revenue              33,253    32,521   30,650    20,621    21,079   21,234
Provision for credit
 losses                      2,535     1,820    2,920     1,416     1,482    1,321
Gains on sales of
 securities                     25       240    1,017         8        42       14
Amortization of
 intangibles                   864       888      902       668       694      646
Depreciation expense           920     1,028    1,096       658       731      772
Merger and restructuring
 charges                       550       525    1,795        --        --       --
Other noninterest
 expense                    16,299    16,070   16,743    10,189    10,597   10,962
-----------------------------------------------------------------------------------
 Income before income
  taxes                     12,110    12,430    8,211     7,698     7,617    7,547
Income tax expense           4,593     4,548    3,046     3,055     2,861    2,730
-----------------------------------------------------------------------------------
 Net income               $  7,517  $  7,882  $ 5,165  $  4,643  $  4,756  $ 4,817
-----------------------------------------------------------------------------------
Period-end total assets   $642,191  $632,574           $314,207  $295,785
-----------------------------------------------------------------------------------

For the year ended
December 31

                                                         Global Corporate and
                            Asset Management(/2/)       Investment Banking(/2/)
                                         ------------------------------------------
(Dollars in millions)       2000      1999     1998      2000      1999     1998
-----------------------------------------------------------------------------------
Net interest income(/1/)  $    641  $    580  $   502  $  4,278  $  3,904  $ 3,865
Noninterest income           1,643     1,561    1,415     4,687     4,338    2,874
-----------------------------------------------------------------------------------
 Total revenue               2,284     2,141    1,917     8,965     8,242    6,739
Provision for credit
 losses                         48        99       23       767       214    1,573
Gains (losses) on sales
 of securities                  --        --       --       (15)        9       (5)
Amortization of
 intangibles                    24        25       49       161       158      205
Depreciation expense            52        65       72       204       228      247
Other noninterest
 expense                     1,180     1,143    1,384     4,758     4,221    4,285
-----------------------------------------------------------------------------------
 Income before income
  taxes                        980       809      389     3,060     3,430      424
Income tax expense             379       299      136     1,008     1,138      107
-----------------------------------------------------------------------------------
 Net income               $    601  $    510  $   253  $  2,052  $  2,292  $   317
-----------------------------------------------------------------------------------
Period-end total assets   $ 26,302  $ 22,040           $225,080  $222,458
-----------------------------------------------------------------------------------

For the year ended
December 31

                           Equity Investments(/2/)          Corporate Other
                                         ------------------------------------------
(Dollars in millions)       2000      1999     1998      2000      1999     1998
-----------------------------------------------------------------------------------
Net interest income(/1/)  $   (143) $    (89) $   (58) $    332  $    376  $   269
Noninterest income           1,007       775      498       187        (3)      51
-----------------------------------------------------------------------------------
 Total revenue                 864       686      440       519       373      320
Provision for credit
 losses                          4        25        3       300        --       --
Gains on sales of
 securities                     --        --       --        32       189    1,008
Amortization of
 intangibles                    11        11        2        --        --       --
Depreciation expense             6         4        5        --        --       --
Merger and restructuring
 charges                        --        --       --       550       525    1,795
Other noninterest
 expense                        92       113       76        80        (4)      36
-----------------------------------------------------------------------------------
 Income before income
  taxes                        751       533      354      (379)       41     (503)
Income tax expense             291       203      123      (140)       47      (50)
-----------------------------------------------------------------------------------
 Net income               $    460  $    330  $   231  $   (239) $     (6) $  (453)
-----------------------------------------------------------------------------------
Period-end total assets   $  6,703  $  4,914           $ 69,899  $ 87,377
-----------------------------------------------------------------------------------

(1) Net interest income is presented on a taxable-equivalent basis.
(2) There were no material intersegment revenues among the four business seg-ments.

  Following is a reconciliation of the business segments' revenue and net income for the years ended December 31, 2000, 1999 and 1998 and total assets at December 31, 2000 and 1999 to the consolidated totals:

-------------------------------------------------------------------------------

(Dollars in millions)                              2000      1999     1998
-----------------------------------------------------------------------------
Segments' revenue                                $ 32,734  $ 32,148  $30,330
Adjustments:
 Earnings associated with unassigned capital          332       376      269
 Gain on sale of a business                           187        --       --
 Gains on sales of subsidiary companies                --        --       51
 Other                                                 --        (3)      --
-----------------------------------------------------------------------------
  Consolidated revenue                           $ 33,253  $ 32,521  $30,650
-----------------------------------------------------------------------------

Segments' net income                             $  7,756  $  7,888  $ 5,618
Adjustments, net of taxes:
 Earnings associated with unassigned capital          208       234      182
 Gain on sale of a business                           117        --       --
 Gains on sales of subsidiary companies                --        --       34
 Provision for credit losses                         (188)       --       --
 Gains on sales of securities                          20       118      680
 Merger and restructuring charges                    (346)     (358)  (1,325)
 Other                                                (50)       --      (24)
-----------------------------------------------------------------------------
  Consolidated net income                        $  7,517  $  7,882  $ 5,165
-----------------------------------------------------------------------------

Segments' total assets                           $572,292  $545,197
Adjustments:
 Available-for-sale securities                     47,155    64,969
 Elimination of excess earning asset allocations  (44,510)  (13,904)
 Other, net                                        67,254    36,312
-----------------------------------------------------------------------------
  Consolidated total assets                      $642,191  $632,574
-----------------------------------------------------------------------------

  The adjustments presented in the table above represent consolidated income, expense and asset balances not specifically allocated to individual business segments. In addition, reconciling items also include the effect of earnings allocations not assigned to specific business segments, as well as the related earning asset balances.

Note Twenty - Bank of America Corporation (Parent Company Only)

  The following tables present the Parent Company Only financial information:

Condensed Statement of Income
--------------------------------------------------------------------------------

                                                   Year Ended December
                                                            31
                                                   --------------------
(Dollars in millions)                               2000   1999   1998
-----------------------------------------------------------------------
Income
Dividends from subsidiaries:
 Bank subsidiaries                                 $6,902 $7,700 $4,795
 Other subsidiaries                                    18    171    202
Interest from subsidiaries                          2,756  2,197  1,911
Other income                                        1,053    987    709
-----------------------------------------------------------------------
                                                   10,729 11,055  7,617
-----------------------------------------------------------------------
Expense
Interest on borrowed funds                          3,359  2,626  2,805
Noninterest expense                                 1,238  1,155    835
-----------------------------------------------------------------------
                                                    4,597  3,781  3,640
-----------------------------------------------------------------------
Income before income tax benefit and equity in
 undistributed earnings of subsidiaries             6,132  7,274  3,977
Income tax benefit                                    456    494    461
-----------------------------------------------------------------------
Income before equity in undistributed earnings of
 subsidiaries                                       6,588  7,768  4,438
Equity in undistributed earnings of subsidiaries:
 Bank subsidiaries                                    583     10    553
 Other subsidiaries                                   346    104    174
-----------------------------------------------------------------------
                                                      929    114    727
-----------------------------------------------------------------------
Net income                                         $7,517 $7,882 $5,165
-----------------------------------------------------------------------
Net income available to common shareholders        $7,511 $7,876 $5,140
-----------------------------------------------------------------------

Condensed Balance Sheet
--------------------------------------------------------------------------------

                                              December 31
                                            ----------------
(Dollars in millions)                         2000    1999
------------------------------------------------------------
Assets
Cash held at bank subsidiaries              $ 20,233 $15,932
Temporary investments                            677   1,458
Receivables from subsidiaries:
 Bank subsidiaries                            13,336  12,292
 Other subsidiaries                            7,331   9,832
Investments in subsidiaries:
 Bank subsidiaries                            52,711  49,476
 Other subsidiaries                            2,248   1,624
Other assets                                   4,157   3,693
------------------------------------------------------------
 Total assets                               $100,693 $94,307
------------------------------------------------------------

Liabilities and shareholders' equity
Commercial paper and other notes payable    $  6,747 $ 7,146
Accrued expenses and other liabilities         2,767   2,381
Payables to subsidiaries                       4,505   4,486
Long-term debt                                39,046  35,862
Shareholders' equity                          47,628  44,432
------------------------------------------------------------
 Total liabilities and shareholders' equity $100,693 $94,307
------------------------------------------------------------

Condensed Statement of Cash Flows

--------------------------------------------------------------------------------
                                                       Year Ended December 31
                                                            --------------------
(Dollars in millions)                                   2000     1999     1998
--------------------------------------------------------------------------------
Operating activities
Net income                                             $ 7,517  $ 7,882  $5,165
Reconciliation of net income to net cash provided by
 operating activities:
 Equity in undistributed earnings of subsidiaries         (929)    (114)   (727)
 Other operating activities                                798     (191)   (412)
--------------------------------------------------------------------------------
   Net cash provided by operating activities             7,386    7,577   4,026
--------------------------------------------------------------------------------
Investing activities
Net (increase) decrease in temporary investments            87     (274)    632
Net payments from (to) subsidiaries                        237    9,192  (2,393)
Acquisitions of subsidiaries, net of cash                   --       --    (822)
Other investing activities                                  --       --    (747)
--------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities     324    8,918  (3,330)
--------------------------------------------------------------------------------
Financing activities
Net increase (decrease) in commercial paper and other
 notes payable                                            (399)   1,600   1,726
Proceeds from issuance of long-term debt                 6,335    5,912   7,283
Retirement of long-term debt                            (2,993)  (3,760) (4,533)
Proceeds from issuance of common stock                     294    1,158   1,367
Common stock repurchased                                (3,256)  (4,858) (1,751)
Redemption of preferred stock                               --       --    (614)
Cash dividends paid                                     (3,388)  (3,199) (1,990)
Other financing activities                                  (2)    (485) (1,633)
--------------------------------------------------------------------------------
   Net cash used in financing activities                (3,409)  (3,632)   (145)
--------------------------------------------------------------------------------
Net increase in cash held at bank subsidiaries           4,301   12,863     551
Cash held at bank subsidiaries at January 1             15,932    3,069   2,518
--------------------------------------------------------------------------------
 Cash held at bank subsidiaries at December 31         $20,233  $15,932  $3,069
--------------------------------------------------------------------------------

  On January 1, 1999, NationsCredit Corporation, a nonbank subsidiary, merged into Bank of America Corporation. In addition, during 1999, Bank of America, FSB, a nonbank subsidiary, merged into Bank of America, N.A. and EquiCredit Corporation of America, also a nonbank subsidiary, became an indirect subsidi-ary of Bank of America, N.A. Amounts presented above for 1998 have not been restated to reflect these transactions.

Note Twenty-One - Performance by Geographic Area

  Since the Corporation's operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at total assets and total revenue by geographic area. The Corporation identifies its geographic performance based upon the business unit in which the assets are recorded and where the income is earned and the expenses are incurred. In cer-tain circumstances, units may transact business with customers who are out of their immediate geographic area. For example, a U.S. domiciled unit may have made a loan to a borrower who resides in Latin America. In this instance, the loan and related income would be included in domestic activities. Translation losses, for those units in hyperinflationary economies, net of hedging, totaled $1 million in 2000, compared to translation gains of $4 million in 1999 and translation losses of $12 million in 1998. These amounts, which are reported in other noninterest income, are included in the table below:

--------------------------------------------------------------------------
                                                        Total Revenue(/2/)
                                      Total Assets(/1/) for the year ended
(Dollars in millions)            Year  at December 31      December 31
--------------------------------------------------------------------------
Domestic(/3/)                    2000     $588,409           $30,696
                                 1999      583,390            30,156
                                 1998      551,800            29,226
--------------------------------------------------------------------------
Asia                             2000       21,287               889
                                 1999       20,923             1,023
                                 1998       22,108               765
Europe, Middle East and Africa   2000       25,648             1,001
                                 1999       20,152               641
                                 1998       32,590               256
Latin America and the Caribbean  2000        6,847               345
                                 1999        8,109               486
                                 1998       11,181               240
--------------------------------------------------------------------------
 Total Foreign                   2000       53,782             2,235
                                 1999       49,184             2,150
                                 1998       65,879             1,261
--------------------------------------------------------------------------
  Total Consolidated             2000     $642,191           $32,931
                                 1999      632,574            32,306
                                 1998      617,679            30,487
--------------------------------------------------------------------------

(1) Total assets includes long-lived assets, primarily all of which are located in the U.S.
(2) Total revenues includes net interest income plus noninterest income. There were no material intercompany revenues between geographic regions for any of the periods presented.
(3) Includes the Corporation's Canadian operations, which had total assets of $3,938, $3,378 and $4,087 and total revenues of $118, $100 and $84 at and for the years ended December 31, 2000, 1999 and 1998, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information set forth under the caption "Election of Directors" on pages 2 through 5 of the registrant's definitive 2001 Proxy Statement relating to its annual meeting of stockholders to be held on April 25, 2001 (the "2001 Proxy Statement") with respect to the name of each nominee, that person's age, posi-tions and offices with the registrant, business experience, directorships in other public companies, service on the registrant's Board and certain family relationships, and information set forth under the caption "Section 16(a) Ben-eficial Ownership Reporting Compliance" on page 7 of the 2001 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference. In addition, information set forth under the caption "Special Compensation Arrangements - Employment Agreements with Messrs. Lewis and Hance" and "- Con-sulting Agreement with Mr. McColl" on page 12 of the 2001 Proxy Statement is hereby incorporated by reference. Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. EXECUTIVE COMPENSATION

  Information with respect to current remuneration of executive officers, cer-tain proposed remuneration to them, their options and certain indebtedness and other transactions set forth in the 2001 Proxy Statement (i) under the caption "Board of Directors' Compensation" on page 8 thereof, (ii) under the caption "Executive Compensation" on pages 9 and 10 thereof, (iii) under the caption "Retirement Plans" on page 11 thereof, (iv) under the caption "Deferred Com-pensation Plan" on pages 11 and 12 thereof, (v) under the caption "Special Compensation Arrangements" on page 12 thereof, (vi) under the caption "Compen-sation Committee Interlocks and Insider Participation" on page 16 thereof, and
(vii) under the caption "Certain Transactions" on page 16 thereof, is, to the extent such information is required by Item 402 of Regulation S-K, hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The security ownership information required by Item 403 of Regulation S-K relating to persons who beneficially own five percent or more of the outstand-ing shares of Common Stock, ESOP Preferred Stock or 7% Cumulative Redeemable Preferred Stock, Series B, as well as security ownership information relating to directors, nominees and named executive officers individually and directors and executive officers as a group, is hereby incorporated by reference to the ownership information set forth under the caption "Security Ownership of Cer-tain Beneficial Owners and Management" on pages 5 through 7 of the 2001 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to relationships and related transactions between the registrant and any director, nominee for director, executive officer, security holder owning five percent or more of the registrant's voting securi-ties or any member of the immediate family of any of the above, as set forth in the 2001 Proxy Statement under the caption "Compensation Committee Inter-locks and Insider Participation" on page 16 and under the caption "Certain Transactions" on page 16 thereof, is, to the extent such information is required by Item 404 of Regulation S-K, hereby incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. The following documents are filed as part of this report:

                                                                           Page
                                                                           ----
  (1) Financial Statements:
     Report of Independent Accountants                                      61

     Consolidated Statement of Income for the years ended December 31,
      2000, 1999 and 1998                                                   62

     Consolidated Balance Sheet at December 31, 2000 and 1999               63

     Consolidated Statement of Changes in Shareholders' Equity for the
      years ended December 31, 2000, 1999 and 1998                          64

     Consolidated Statement of Cash Flows for the years ended December 31,
      2000, 1999 and 1998                                                   65

     Notes to Consolidated Financial Statements                             66

  (2) Schedules:
     None

  b. The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2000:

   Current Report on Form 8-K dated October 6, 2000 and filed October 20, 2000, Items 5 and 7.

   Current Report on Form 8-K dated December 6, 2000 and filed December 6, 2000, Items 5, 7 and 9.

   Current Report on Form 8-K/A dated December 6, 2000 and filed December 7, 2000, Items 5, 7 and 9.

  c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-6, including executive compensation plans and arrangements which are iden-tified separately by asterisk).

  With the exception of the information herein expressly incorporated by ref-erence, the 2001 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Bank of America Corporation

Date: March 19, 2001
                                     */s/        Hugh L. McColl, Jr.
                                  By: _________________________________________
                                                  Hugh L. McColl, Jr.
                                            Chairman of the Board and Chief
                                                   Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

                 Signature                               Title                     Date
                 ---------                               -----                     ----

*/s/Hugh L. McColl, Jr.                     Chairman of the Board, Chief      March 19, 2001
___________________________________________  Executive Officer and Director
  Hugh L. McColl, Jr.                        (Principal Executive Officer)

*/s/James H. Hance, Jr.                     Vice Chairman, Chief Financial    March 19, 2001
___________________________________________  Officer and Director
 James H. Hance, Jr.                         (Principal Financial Officer)

*/s/Marc D. Oken                            Executive Vice President and      March 19, 2001
___________________________________________  Principal Financial Executive
 Marc D. Oken                                (Principal Accounting Officer)

*/s/Charles W. Coker                        Director                          March 19, 2001
___________________________________________
 Charles W. Coker

                                            Director                          March   , 2001
___________________________________________
 Alan T. Dickson

*/s/ Frank Dowd, IV                         Director                          March 19, 2001
___________________________________________
 Frank Dowd, IV
*/s/Kathleen F. Feldstein                   Director                          March 19, 2001
___________________________________________
Kathleen F. Feldstein

*/s/Paul Fulton                             Director                          March 19, 2001
___________________________________________
 Paul Fulton

*/s/Donald E. Guinn                         Director                          March 19, 2001
___________________________________________
 Donald E. Guinn

*/s/C. Ray Holman                           Director                          March 19, 2001
___________________________________________
 C. Ray Holman

*/s/W. W. Johnson                           Director                          March 19, 2001
___________________________________________
 W. W. Johnson

                 Signature                               Title                     Date
                 ---------                               -----                     ----

*/s/Kenneth D. Lewis                        President, Chief Operating        March 19, 2001
___________________________________________  Officer and Director
 Kenneth D. Lewis

*/s/Walter E. Massey                        Director                          March 19, 2001
___________________________________________
 Walter E. Massey

*/s/ O. Temple Sloan, Jr.                   Director                          March 19, 2001
___________________________________________
O. Temple Sloan, Jr.

*/s/Meredith R. Spangler                    Director                          March 19, 2001
___________________________________________
Meredith R. Spangler

*/s/Ronald Townsend                         Director                          March 19, 2001
___________________________________________
 Ronald Townsend

*/s/Jackie M. Ward                          Director                          March 19, 2001
___________________________________________
 Jackie M. Ward

*/s/Virgil R. Williams                      Director                          March 19, 2001
___________________________________________
Virgil R. Williams

*By:/s/Charles M. Berger
___________________________________________
Charles M. Berger, Attorney-in-Fact

                               INDEX TO EXHIBITS

 Exhibit No. Description
------------------------------------------------------------------------------------------
     3(a)    Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.1 of registrant's Current Report on Form 8-K filed May 7, 1999.
      (b)    Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.2 of registrant's
             Current Report on Form 8-K filed May 7, 1999.
     4(a)    Specimen certificate of registrant's Common Stock, incorporated by reference to Exhibit 4.13 of registrant's Registration No. 333-83503.
      (b)    Specimen certificate of registrant's ESOP Convertible Preferred Stock,
             Series C, incorporated by reference to Exhibit 4(c) of registrant's
             Annual Report on Form 10-K dated March 25, 1992.
      (c)    Specimen certificate of registrant's 7% Cumulative Redeemable Preferred
             Stock, Series B, incorporated by reference to Exhibit 4(c) of registrant's 1998 Annual Report on Form 10-K (the "1998 Form 10-K").
      (d)    Indenture dated as of August 1, 1982 between registrant and Morgan
             Guaranty Trust Company of New York, pursuant to which registrant issued its 7 3/4% Debentures, due 2002, incorporated by reference to Exhibit
             4.2 of registrant's Registration No. 2-78530; and First Supplemental
             Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4(e) of the 1998 Form 10-K.
      (e)    Indenture dated as of September 1, 1989 between registrant and The Bank of New York, pursuant to which registrant issued its 9 3/8% Subordinated
             Notes, due 2009; its 10.20% Subordinated Notes, due 2015; its 9 1/8%
             Subordinated Notes, due 2001; and its 8 1/8% Subordinated Notes, due
             2002, incorporated by reference to Exhibit 4.1 of registrant's
             Registration No. 33-30717; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(f)
             of the 1998 Form 10-K.
      (f)    Indenture dated as of January 1, 1992 between registrant and BankAmerica
             Trust Company of New York, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-54784; and First Supplemental Indenture
             thereto dated as of July 1, 1993 between registrant and BankAmerica
             National Trust Company (formerly BankAmerica Trust Company of New York), pursuant to which registrant issued its Senior Medium-Term Notes, Series
             A, B and C, incorporated by reference to Exhibit 4.1 of registrant's
             Current Report on Form 8-K dated July 6, 1993; and Second Supplemental
             Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4(g) of the 1998 Form 10-K.
      (g)    Indenture dated as of November 1, 1992 between registrant and The Bank of New York, pursuant to which registrant issued its 6 7/8% Subordinated
             Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant's Amendment to Application or Report on Form 8 dated March 1,
             1993.
      (h)    First Supplemental Indenture dated as of July 1, 1993 to the Indenture dated as of November 1, 1992 between registrant and The Bank of New
             York, pursuant to which registrant issued its Subordinated Medium-Term
             Notes, Series A and B; its 6 1/2% Subordinated Notes, due 2003; and its
             7 3/4% Subordinated Notes, due 2004, incorporated by reference to
             Exhibit 4.4 of registrant's Current Report on Form 8-K dated July 6,
             1993; and Second Supplemental Indenture thereto dated as of August 28,
             1998, incorporated by reference to Exhibit 4(i) of the 1998 Form 10-K.
      (i)    Indenture dated as of January 1, 1995 between registrant and U.S. Bank
             Trust National Association (successor to BankAmerica National Trust
             Company), pursuant to which registrant issued its 7% Senior Notes, due
             2003; its 7% Senior Notes, due 2001; its 5 3/4% Senior Notes, due 2001;
             its 6 3/8% Senior Notes, due 2005; its 6 1/8% Senior Notes, due 2004;
             its 5 7/8% Senior Notes, due 2009; its 6 5/8% Senior Notes, due 2004;
             its 7 7/8% Senior Notes, due 2005; its 7 1/8% Senior Notes, due 2006;
             and its Senior Medium-Term Notes, Series D, E, F, G and H, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 33-57533;
             and First Supplemental Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K filed November 18, 1998.

 Exhibit No. Description
------------------------------------------------------------------------------------------
      (j)    Indenture dated as of January 1, 1995 between registrant and The Bank of
             New York, pursuant to which registrant issued its 7 5/8% Subordinated
             Notes, due 2005; its 7 3/4% Subordinated Notes, due 2015; its 7 1/4%
             Subordinated Notes, due 2025; its 6 1/2% Subordinated Notes, due 2006;
             its 7 1/2% Subordinated Notes, due 2006; its 7.80% Subordinated Notes,
             due 2016; its 6 3/8% Subordinated Notes, due 2008; its 6.80%
             Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010;
             its 7.80% Subordinated Notes due 2010; its 7.40% Subordinated Notes, due
             2011; and its Subordinated Medium-Term Notes, Series D, E, F, G and H,
             incorporated by reference to Exhibit 4.8 of registrant's Registration
             No. 33-57533; and First Supplemental Indenture thereto dated as of
             August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant's Current Report on Form 8-K filed November 18, 1998.
      (k)    Fiscal and Paying Agency Agreement dated as of July 5, 1995, between registrant and The Chase Manhattan Bank, N.A. (London Branch), pursuant to which registrant issued its Floating Rate Senior Notes, due 2000, incorporated by reference to Exhibit 4(l) of registrant's 1995 Annual
             Report on Form 10-K (the "1995 Form 10-K").
      (l)    Amended and Restated Agency Agreement dated as of August 1, 2000 between registrant, Bank of America, N.A., The Chase Manhattan Bank, London
             Branch, and The Chase Manhattan Bank Luxembourg S.A.
      (m)    Issuing and Paying Agency Agreement dated as of August 1, 2000 between
             Bank of America, N.A., as Issuer, and Bankers Trust Company, as Issuing
             and Paying Agent.
      (n)    Indenture dated as of November 27, 1996 between registrant and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant's
             Registration No. 333-15375.
      (o)    First Supplemental Indenture dated as of December 4, 1996 to the
             Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 7.84% Junior
             Subordinated Deferrable Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated November 27, 1996.
      (p)    Second Supplemental Indenture dated as of December 17, 1996 to the
             Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 7.83% Junior
             Subordinated Deferrable Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated December 10, 1996.
      (q)    Third Supplemental Indenture dated as of February 3, 1997 to the
             Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its Floating Rate Junior
             Subordinated Deferrable Interest Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated January 22, 1997.
      (r)    Fourth Supplemental Indenture dated as of April 22, 1997 to the
             Indenture dated as of November 27, 1996 between registrant and The Bank of New York pursuant to which registrant issued its 8 1/4% Junior
             Subordinated Deferrable Interest Notes, due 2027, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K dated April 15, 1997.
      (s)    Fifth Supplemental Indenture dated as of August 28, 1998 to the
             Indenture dated as of November 27, 1996 between registrant and The Bank of New York, incorporated by reference to Exhibit 4(t) of the 1998 Form
             10-K.
      (t)    Indenture dated as of November 27, 1996, between Barnett Banks, Inc. and
             The First National Bank of Chicago, as Trustee, and First Supplemental
             Indenture dated as of January 9, 1998, among registrant, NB Holdings
             Corporation, Barnett Banks, Inc. and The First National Bank of Chicago,
             as Trustee, pursuant to which registrant (as successor to Barnett Banks,
             Inc.) issued its 8.06% Junior Subordinated Debentures, due 2026, incorporated by reference to Exhibit 4(u) of registrant's 1997 Annual
             Report on Form 10-K (the "1997 Form 10-K").
      (u)    Indenture dated as of September 1, 1990 between the former BankAmerica
             Corporation and Chase Manhattan Bank and Trust Company, N. A. (formerly
             Manufacturers Hanover Trust Company of California), pursuant

 Exhibit No. Description
------------------------------------------------------------------------------------------
             to which registrant (as successor to the former BankAmerica Corporation)
             issued its Subordinated Medium Term Notes, Series E; its 9.375%
             Subordinated Notes due 2001; its 10.00% Subordinated Notes due 2003; its
             9.625% Subordinated Notes due 2001; its 9.50% Subordinated Notes due
             2001; and its 9.20% Subordinated Notes due 2003; and First Supplemental
             Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(v) of the 1998 Form 10-K.
      (v)    Indenture dated as of November 1, 1991 between the former BankAmerica
             Corporation and Chase Manhattan Bank and Trust Company, N. A. (formerly
             Manufacturers Hanover Trust Company of California), pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 8.125% Subordinated Notes due 2002; its 7.75% Subordinated Notes due
             2002; its 8.375% Subordinated Notes due 2002; its 7.50% Subordinated
             Notes due 2002; its 7.20% Subordinated Notes due 2002; its 7.875%
             Subordinated Notes due 2002; its 6.85% Subordinated Notes due 2003; its
             6.875% Subordinated Notes due 2003; its Floating Subordinated Notes due
             2003; its 7.20% Subordinated Notes due 2006; its 7.625% Subordinated
             Notes due 2004; its 8.125% Subordinated Notes due 2004; its 8.95%
             Subordinated Notes due 2004; its 6.75% Subordinated Notes due 2005; its
             6.20% Subordinated Notes due 2006; its 7.125% Subordinated Notes due
             2006; its 6.625% Subordinated Notes due 2007; its 6.625% Subordinated
             Notes due 2007; its 7.125% Subordinated Notes due 2009; its 7.125%
             Subordinated Notes due 2011; and its 6.25% Subordinated Notes due 2008;
             First Supplemental Indenture thereto dated as of September 8, 1992; and
             Second Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(w) of the 1998 Form 10-K.
      (w)    Indenture dated as of November 1, 1991 between the former BankAmerica
             Corporation and U.S. Bank Trust, N. A. (successor to Bankers Trust
             Company of California, National Association, and First Trust of
             California, National Association), pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 6.65% Note due 2001; its 6.625% Note due 2001; and its Senior Medium-Term Notes,
             Series H and I; First Supplemental Indenture thereto dated as of August
             1, 1994; and Second Supplemental Indenture thereto dated as of September
             30, 1998, incorporated by reference to Exhibit 4(x) of the 1998 Form 10-
             K.
      (x)    Second Amended and Restated Agency Agreement dated as of November 15,
             1996 between the former BankAmerica Corporation and First Trust of New
             York, National Association, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its Senior and
             Subordinated Euro Medium-Term Notes; and Amendment thereto dated as of
             September 30, 1998, incorporated by reference to Exhibit 4(y) of the
             1998 Form 10-K.
      (y)    Junior Subordinated Indenture dated as of November 27, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation)
             issued its 8.07% Series A Preferred Securities due 2026; and its 7.70%
             Series B Preferred Securities due 2026; and First Supplemental Indenture
             thereto dated as of September 15, 1998, incorporated by reference to
             Exhibit 4(z) of the 1998 Form 10-K.
      (z)    Junior Subordinated Indenture dated as of December 20, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation)
             issued its 7.75% Trust Originated Preferred Securities, Series 1 due
             2026; its 8.00% Cumulative Semi-Annual Income Preferred Securities,
             Series 2 due 2026; its Floating Rate Capital Securities, Series 3 due
             2027; and its 7.00% Trust Originated Preferred Securities, Series 4 due
             2028; and First Supplemental Indenture thereto dated as of September 15,
             1998, incorporated by reference to Exhibit 4(aa) of the 1998 Form 10-K.
     (aa)    Restated Indenture (Senior Debt Securities) dated as of January 1, 2001 by and between registrant and The Bank of New York, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 333-47222.
     (bb)    Restated Indenture (Subordinated Debt Securities) dated as of January 1,
             2001 by and between registrant and The Bank of New York, incorporated by reference to Exhibit 4.2 of registrant's Registration No. 333-47222.

 Exhibit No. Description
------------------------------------------------------------------------------------------
The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.

    10(a)    NationsBank Corporation and Designated Subsidiaries Directors'             *
             Retirement Plan, incorporated by reference to Exhibit 10(f) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of September 28, 1994, incorporated by reference to
             Exhibit 10(i) of registrant's Annual Report on Form 10-K dated March 30,
             1995; and Amendment thereto dated as of April 24, 1996, incorporated by reference to Exhibit 10(g) of registrant's 1996 Annual Report on Form
             10-K (the "1996 Form 10-K").
      (b)    NationsBank Corporation and Designated Subsidiaries Supplemental           *
             Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit
             10(g) of registrant's Annual Report on Form 10-K dated March 28, 1990;
             Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant's Annual Report on Form 10-K dated March
             27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25, 1992; Amendments thereto dated as of December 3, 1992 and December 15, 1992, both of which are incorporated by reference to
             Exhibit 10(l) of registrant's Annual Report on Form 10-K dated March 24,
             1993; Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant's Annual Report on Form 10-K dated March 30, 1995; Amendments thereto dated March 27, 1996 and June
             25, 1997, incorporated by reference to Exhibit 10(c) of the 1997 Form
             10-K; Amendments thereto dated April 10, 1998, June 24, 1998 and October
             1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 Form 10-
             K; and Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant's 1999 Annual Report on Form
             10-K (the "1999 Form 10-K").
      (c)    NationsBank Corporation and Designated Subsidiaries Deferred               *
             Compensation Plan for Key Employees, incorporated by reference to
             Exhibit 10(k) of registrant's Annual Report on Form 10-K dated March 30,
             1995; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 28, 1990; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of registrant's Annual Report on Form 10-K dated March 27, 1991; Amendment thereto dated as of July
             21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's
             Annual Report on Form 10-K dated March 25, 1992; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of registrant's Annual Report on Form 10-K dated March 24, 1993; and
             Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 Form 10-K.
      (d)    NationsBank Corporation and Designated Subsidiaries Supplemental           *
             Retirement Plan, incorporated by reference to Exhibit 10(o) of registrant's Annual Report on Form 10-K dated March 30, 1994; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit
             10(k) of registrant's Annual Report on Form 10-K dated March 28, 1990;
             Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(k) of registrant's Annual Report on Form 10-K dated March
             27, 1991; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant's Annual Report on Form 10-K dated March 25, 1992; Amendments thereto dated as of December 3, 1992 and December 4, 1992, both of which are incorporated by reference to
             Exhibit 10(p) of registrant's Annual Report on Form 10-K dated March 24,
             1993; Amendment thereto dated as of July 5, 1995, incorporated by reference to Exhibit 10(l) of the 1995 Form 10-K; and Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to
             Exhibit 10(b) of the 1998 Form 10-K.

 Exhibit No. Description
------------------------------------------------------------------------------------------
      (e)    Split Dollar Agreement dated as of February 1, 1990 between registrant     *
             and Hugh L. McColl III, as Trustee for the benefit of Hugh L. McColl,
             Jr. and Jane S. McColl, incorporated by reference to Exhibit 10(s) of registrant's 1990 Annual Report on Form 10-K.
      (f)    NationsBank Corporation Benefit Security Trust dated as of June 27,        *
             1990, incorporated by reference to Exhibit 10(t) of registrant's Annual
             Report on Form 10-K dated March 27, 1991; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of registrant's Annual Report on Form 10-K dated March 24, 1993; and
             Trustee Removal/ Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of the 1995 Form 10-K.
      (g)    The NationsBank 401(k) Restoration Plan, as amended and restated           *
             effective April 1, 1998 and as further amended and restated effective
             July 1, 1998, incorporated by reference to Exhibit 10(g) of the 1998
             Form 10-K.
      (h)    Bank of America Executive Incentive Compensation Plan, as amended and      *
             restated effective April 1, 1998, incorporated by reference to Exhibit
             10(h) of the 1998 Form 10-K.
      (i)    Bank of America Director Deferral Plan, as amended and restated            *
             effective January 27, 1999, incorporated by reference to Exhibit 10(i)
             of the 1998 Form 10-K.
      (j)    NationsBank Corporation Directors' Stock Plan, incorporated by reference   *
             to Exhibit 99.1 of registrant's Registration No. 333-02875.
      (k)    Amendment to Restricted Stock Award Plan Agreements with Hugh L. McColl,   *
             Jr. dated December 20, 1996, incorporated by reference to Exhibit 10(x)
             of the 1996 10-K.
      (l)    Bank of America Corporation Key Employee Stock Plan, as amended and        *
             restated effective September 24, 1998, incorporated by reference to
             Exhibit 10(a) of registrant's Quarterly Report on Form 10-Q dated
             November 16, 1998 (the "Third Quarter 1998 Form 10-Q").
      (m)    BankAmerica Corporation and Bank of America National Trust and Savings     *
             Association Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(b) of the Third
             Quarter 1998 Form 10-Q.
      (n)    Split Dollar Life Insurance Agreement dated as of October 15, 1998         *
             between registrant and NationsBank, N. A., as Trustee under that certain
             Irrevocable Trust Agreement dated October 2, 1998, by and between
             Hugh L. McColl, Jr., as Grantor, and NationsBank, N. A., as Trustee,
             incorporated by reference to Exhibit 10(cc) of the 1998 Form 10-K.
      (o)    Split Dollar Life Insurance Agreement dated as of October 16, 1998         *
             between registrant and NationsBank, N. A., as Trustee under that certain
             Irrevocable Trust Agreement No. 2 dated October 1, 1998, by and between
             James H. Hance, Jr., as Grantor, and NationsBank, N. A., as Trustee,
             incorporated by reference to Exhibit 10(dd) of the 1998 Form 10-K.
      (p)    Split Dollar Life Insurance Agreement dated as of September 28, 1998       *
             between registrant and J. Steele Alphin, as Trustee under that certain
             Irrevocable Trust Agreement dated June 23, 1998, by and between Kenneth
             D. Lewis, as Grantor, and J. Steele Alphin, as Trustee, incorporated by reference to Exhibit 10(ee) of the 1998 Form 10-K.
      (q)    Employment Agreement dated as of April 10, 1998 between registrant and     *
             James H. Hance, Jr., incorporated by reference to Exhibit 10.4 of registrant's Registration No. 333-60553; and Amendment thereto dated
             January 24, 2001.
      (r)    Employment Agreement dated as of April 10, 1998 between registrant and     *
             Kenneth D. Lewis, incorporated by reference to Exhibit 10.5 of registrant's Registration No. 333-60553; and Amendment thereto dated
             January 24, 2001.

 Exhibit No. Description
------------------------------------------------------------------------------------------
      (s)    Split Dollar Life Insurance Agreement dated as of August, 1999 between     *
             registrant and Bank of America, N.A., as Trustee under The Vandiver
             Family Trust Dated August 12, 1999, incorporated by reference to Exhibit
             10(dd) of the 1999 Form 10-K.
      (t)    Global Corporate and Investment Banking Equity Incentive Plan, as          *
             established effective January 1, 2000.
      (u)    Consulting Agreement dated January 24, 2001 between registrant and Hugh    *
             L. McColl, Jr.
      (v)    Summary of the 2000 Corporate Management Incentive Plan.                   *
      (w)    Relocation Agreement dated October 5, 1998 between registrant and Edward   *
             J. Brown III.
    11       Earnings per share computation. Included in Note 12 of the consolidated financial statements.
    12(a)    Ratio of Earnings to Fixed Charges.
     (b)     Ratio of Earnings to Fixed Charges and Preferred Dividends.
    21       List of Subsidiaries.
    23       Consent of PricewaterhouseCoopers LLP.
    24(a)    Power of Attorney.
     (b)     Corporate Resolution.

---------
  * Denotes executive compensation plan or arrangement.