Form 10-Q
period 2001-03-31
BANK OF AMERICA CORP /DE/
filed 2001-05-15
CIK 70858

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

                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                            Yes [X] No [ ]

On April 30, 2001, there were 1,602,899,713 shares of Bank of America Corporation Common Stock outstanding.

================================================================================

Bank of America Corporation


March 31, 2001 Form 10-Q
--------------------------------------------------------------------------------

INDEX

                                                                            Page
Part I       Item 1.  Financial Statements:
Financial                 Consolidated Statement of Income for the Three     2
Information               Months Ended March 31, 2001 and 2000

                          Consolidated Balance Sheet at March 31,            3
                          2001 and December 31, 2000

                          Consolidated Statement of Changes in               4
                          Shareholders' Equity for the Three
                          Months Ended March 31, 2001 and 2000

                          Consolidated Statement of Cash Flows for the       5
                          Three Months Ended March 31, 2001 and 2000

                          Notes to Consolidated Financial Statements         6

             Item 2.   Management's Discussion and Analysis of Results      19
                       of Operations and Financial Condition

             Item 3.   Quantitative and Qualitative Disclosures about       64
                       Market Risk


--------------------------------------------------------------------------------


Part II
Other        Item 1.   Legal Proceedings                                    64
Information
             Item 2.   Changes in Securities and Use of Proceeds            65

             Item 6.   Exhibits and Reports on Form 8-K                     65

             Signature                                                      66

             Index to Exhibits                                              67

Part I. Financial Information
Item 1. Financial Statements
--------------------------------------------------------------------------------

Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
--------------------------------------------------------------------------------

                                                                                    Three Months
                                                                                    Ended March 31
                                                                                ----------------------
(Dollars in millions, except per share information)                               2001           2000
-------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases                                           $ 7,659        $ 7,395
Interest and dividends on securities                                                846          1,311
Federal funds sold and securities purchased under agreements to resell              435            575
Trading account assets                                                              846            536
Other interest income                                                               455            250
--------------------------------------------------------------------------------------------------------
        Total interest income                                                    10,241         10,067
--------------------------------------------------------------------------------------------------------
Interest expense
Deposits                                                                          2,713          2,495
Short-term borrowings                                                             1,377          1,802
Trading account liabilities                                                         290            181
Long-term debt                                                                    1,222          1,084
--------------------------------------------------------------------------------------------------------
        Total interest expense                                                    5,602          5,562
--------------------------------------------------------------------------------------------------------
Net interest income                                                               4,639          4,505
Provision for credit losses                                                         835            420
--------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                             3,804          4,085
Gains (losses) on sales of securities                                                (8)             6
Noninterest income
Consumer service charges                                                            694            618
Corporate service charges                                                           499            475
--------------------------------------------------------------------------------------------------------
      Total service charges                                                       1,193          1,093
--------------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                                          379            364
Corporate investment and brokerage services                                         136            121
--------------------------------------------------------------------------------------------------------
      Total investment and brokerage services                                       515            485
--------------------------------------------------------------------------------------------------------
Mortgage banking income                                                             151            128
Investment banking income                                                           346            397
Equity investment gains                                                             147            563
Card income                                                                         573            484
Trading account profits(1)                                                          699            743
Other income                                                                        156            172
--------------------------------------------------------------------------------------------------------
          Total noninterest income                                                3,780          4,065
--------------------------------------------------------------------------------------------------------


Other noninterest expense
Personnel                                                                         2,401          2,534
Occupancy                                                                           433            418
Equipment                                                                           291            301
Marketing                                                                           177            119
Professional fees                                                                   126            105
Amortization of intangibles                                                         223            217
Data processing                                                                     190            159
Telecommunications                                                                  119            131
Other general operating                                                             545            515
General administrative and other                                                    149            124
--------------------------------------------------------------------------------------------------------
        Total other noninterest expense                                           4,654          4,623
--------------------------------------------------------------------------------------------------------
Income before income taxes                                                        2,922          3,533
Income tax expense                                                                1,052          1,293
--------------------------------------------------------------------------------------------------------
Net income                                                                      $ 1,870        $ 2,240
--------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                     $ 1,869        $ 2,239
--------------------------------------------------------------------------------------------------------
Per share information
Earnings per common share                                                        $ 1.16         $ 1.34
--------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                $ 1.15         $ 1.33
--------------------------------------------------------------------------------------------------------
Dividends per common share                                                        $ .56          $ .50
--------------------------------------------------------------------------------------------------------
Average common shares issued and outstanding (in thousands)                   1,608,890      1,669,311
--------------------------------------------------------------------------------------------------------

(1) Trading account profits for the three months ended March 31, 2001 included the $83 million transition adjustment loss resulting from adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities," (SFAS 133) on January 1, 2001.

          See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                                     March 31      December 31
(Dollars in millions)                                                                  2001           2000
---------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                              $ 23,333       $ 27,513
Time deposits placed and other short-term investments                                     5,549          5,448
Federal funds sold and securities purchased under agreements to resell (includes
$20,572 and $24,622 pledged as collateral)                                               20,581         28,055
Trading account assets (includes $21,282 and $21,216 pledged as collateral)              45,281         43,041
Derivative assets                                                                        16,508         15,534
Securities:
   Available-for-sale (includes $31,085 and $40,674 pledged as collateral)               49,189         64,651
   Held-to-maturity, at cost (market value - $1,118 and $1,133)                           1,189          1,187
---------------------------------------------------------------------------------------------------------------
     Total securities                                                                    50,378         65,838
---------------------------------------------------------------------------------------------------------------

Loans and leases                                                                        382,677        392,193
Allowance for credit losses                                                              (6,900)        (6,838)
---------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                               375,777        385,355
---------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                               6,366          6,433
Customers' acceptance liability                                                           2,232          1,972
Interest receivable                                                                       3,855          4,432
Mortgage banking assets                                                                   3,855          3,762
Goodwill                                                                                 12,006         11,643
Core deposits and other intangibles                                                       1,446          1,499
Other assets                                                                             42,588         41,666
---------------------------------------------------------------------------------------------------------------
       Total assets                                                                    $609,755       $642,191
---------------------------------------------------------------------------------------------------------------
Liabilities Deposits in domestic offices:
   Noninterest-bearing                                                                  $97,448        $98,722
   Interest-bearing                                                                     214,379        211,978
Deposits in foreign offices:
   Noninterest-bearing                                                                    1,716          1,923
   Interest-bearing                                                                      38,917         51,621
---------------------------------------------------------------------------------------------------------------
     Total deposits                                                                     352,460        364,244
---------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase               37,011         49,411
Trading account liabilities                                                              24,138         20,947
Derivative liabilities                                                                   17,132         22,402
Commercial paper                                                                          5,707          6,955
Other short-term borrowings                                                              30,559         35,243
Acceptances outstanding                                                                   2,232          1,972
Accrued expenses and other liabilities                                                   19,631         20,887
Long-term debt                                                                           67,044         67,547
Trust preferred securities                                                                4,955          4,955
---------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  560,869        594,563
---------------------------------------------------------------------------------------------------------------

     Commitments and contingencies (Note Seven)

Shareholders' Equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares;  issued and
     outstanding - 1,662,172 and 1,692,172 shares                                            71             72
Common stock, $0.01 par value; authorized - 5,000,000,000 shares;  issued and
     outstanding - 1,601,983,783 and 1,613,632,036 shares                                 7,872          8,613
Retained earnings                                                                        40,785         39,815
Accumulated other comprehensive income (loss)                                               227           (746)
Other                                                                                       (69)          (126)
---------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                          48,886         47,628
---------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                      $609,755       $642,191
---------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
--------------------------------------------------------------------------------

                                                                         Common Stock
                                                Preferred   --------------------------  Retained
(Dollars in millions, shares in thousands)        Stock       Shares       Amount       Earnings
---------------------------------------------------------------------------------------------------
Balance, December 31, 1999                         $77      1,677,273     $11,671       $35,681
Net income                                                                                2,240
Other comprehensive income, net of tax:
     Net unrealized gains on available-for-sale
      and marketable equity securities
Comprehensive income
Cash dividends:
   Common                                                                                  (832)
   Preferred                                                                                 (1)
Common stock issued under
  employee plans                                                  530         (12)
Common stock repurchased                                      (20,050)       (911)
Other                                                               1          80             1
---------------------------------------------------------------------------------------------------
Balance, March 31, 2000                            $77      1,657,754     $10,828       $37,089
---------------------------------------------------------------------------------------------------


Balance, December 31, 2000                         $72      1,613,632      $8,613       $39,815
Net income                                                                                1,870
Other comprehensive income, net of tax:
     Net unrealized gains on available-
      for-sale and marketable equity securities
     Net unrealized gains on foreign
      currency translation adjustments
     Net gains on derivatives (2)
Comprehensive income
Cash dividends:
   Common                                                                                  (900)
   Preferred                                                                                 (1)
Common stock issued under
  employee plans                                                2,707          34
Common stock repurchased                                      (14,400)       (739)
Conversion of preferred stock                       (1)            50           1
Other                                                              (5)        (37)            1
---------------------------------------------------------------------------------------------------
Balance, March 31, 2001                            $71      1,601,984      $7,872       $40,785
---------------------------------------------------------------------------------------------------

                                                     Accumulated                     Total
                                                        Other                        Share-
                                                    Comprehensive                   holders'     Comprehensive
(Dollars in millions, shares in thousands)        Income (Loss) (1)     Other        Equity          Income
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                               $(2,658)      $(339)       $44,432
Net income                                                                            2,240            $2,240
Other comprehensive income, net of tax:
     Net unrealized gains on available-for-sale
      and marketable equity securities                       166                        166              $166
                                                                                                      -------
Comprehensive income                                                                                   $2,406
                                                                                                      =======
Cash dividends:
   Common                                                                              (832)
   Preferred                                                                             (1)
Common stock issued under
  employee plans                                                          37             25
Common stock repurchased                                                               (911)
Other                                                                     99            180
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  $(2,492)      $(203)       $45,299
==============================================================================================================


Balance, December 31, 2000                                 $(746)      $(126)       $47,628
Net income                                                                            1,870           $ 1,870
Other comprehensive income, net of tax:
     Net unrealized gains on available-
      for-sale and marketable equity securities              383                        383               383
     Net unrealized gains on foreign
      currency translation adjustments                         3                          3                 3
     Net gains on derivatives (2)                            587                        587               587
                                                                                                      -------
Comprehensive income                                                                                  $ 2,843
                                                                                                      =======
Cash dividends:
   Common                                                                              (900)
   Preferred                                                                             (1)
Common stock issued under
  employee plans                                                          20             54
Common stock repurchased                                                               (739)
Conversion of preferred stock
Other                                                                     37              1
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                     $227        $(69)       $48,886
==============================================================================================================

(1) Accumulated Other Comprehensive Income (Loss) consists of the after-tax valuation allowance for available-for-sale and marketable equity securities of $(177) and $(560) and foreign currency translation adjustments of $(183) and $(186) at March 31, 2001 and December 31, 2000, respectively, and net gains on derivatives of $587 at March 31, 2001.

(2) Net gains on derivatives for the three months ended March 31, 2001 included the $9 million after-tax transition adjustment gain resulting from the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001.

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                            Three Months
                                                                                                           Ended March 31
                                                                                                   ------------------------------
(Dollars in millions)                                                                                  2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                                            $1,870            $2,240
Reconciliation of net income to net cash used in operating activities:
  Provision for credit losses                                                                            835               420
  (Gains) losses on sales of securities                                                                    8                (6)
  Depreciation and premises improvements amortization                                                    214               239
  Amortization of intangibles                                                                            223               217
  Deferred income tax expense                                                                            162               524
  Net increase in trading and hedging instruments                                                     (5,293)           (7,029)
  Net (increase) decrease in interest receivable                                                         577               (93)
  Net (increase) decrease in other assets                                                                314            (1,856)
  Net decrease in interest payable                                                                      (435)             (176)
  Net decrease in accrued expenses and other liabilities                                              (1,235)             (276)
  Other operating activities, net                                                                     (1,141)            1,286
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                                            (3,901)           (4,510)
---------------------------------------------------------------------------------------------------------------------------------

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments                        (101)            1,588
Net (increase) decrease in federal funds sold and securities purchased
   under agreements to resell                                                                          7,474            (1,873)
Proceeds from sales of available-for-sale securities                                                  25,136             8,801
Proceeds from maturities of available-for-sale securities                                                856             1,443
Purchases of available-for-sale securities                                                            (9,758)          (11,085)
Proceeds from maturities of held-to-maturity securities                                                    -               128
Proceeds from sales and securitizations of loans and leases                                            6,476               746
Other changes in loans and leases, net                                                                 2,097           (11,706)
Purchases and originations of mortgage banking assets                                                      -              (126)
Net purchases of premises and equipment                                                                 (147)             (133)
Proceeds from sales of foreclosed properties                                                              71                46
Acquisition of business activities                                                                      (390)                -
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                              31,714           (12,171)
---------------------------------------------------------------------------------------------------------------------------------

Financing activities
Net increase (decrease) in deposits                                                                  (11,784)            4,353
Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                                               (12,400)            9,214
Net decrease in commercial paper and other short-term borrowings                                      (5,932)           (1,619)
Proceeds from issuance of long-term debt                                                               4,762            10,137
Retirement of long-term debt                                                                          (5,554)           (3,718)
Proceeds from issuance of common stock                                                                    54                25
Common stock repurchased                                                                                (739)             (911)
Cash dividends paid                                                                                     (901)             (833)
Other financing activities, net                                                                          546               328
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                  (31,948)           16,976
---------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             (45)              (25)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                  (4,180)              270
Cash and cash equivalents at January 1                                                                27,513            26,989
---------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at March 31                                                             $23,333           $27,259
---------------------------------------------------------------------------------------------------------------------------------

Loans transferred to foreclosed properties amounted to $101 and $68 for the three months ended March 31, 2001 and 2000, respectively. There were no loans securitized and retained in the trading and available-for-sale securities portfolio for the three months ended March 31, 2001. Loans securitized and retained in the trading and available-for-sale securities portfolio amounted to $224 for the three months ended March 31, 2000.

          See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Bank of America Corporation (the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. Through its banking subsidiaries and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At March 31, 2001, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and Bank of America, N.A. (USA).

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

      Accounting policies followed in the presentation of interim financial results are presented on pages 66 to 72 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Recently Issued Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133," and Statement of Financial Accounting Standards No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," was adopted by the Corporation on January 1, 2001. In accordance with the provisions of SFAS 133, the Corporation recorded certain transition adjustments as required by SFAS 133. The impact of such transition adjustments to net income was a loss of $52 million (net of related income tax benefits of $31 million), and a net transition gain of $9 million (net of related income taxes of $5 million) included in other comprehensive income on January 1, 2001. Because the transition adjustment was not material to the Corporation's overall results, the before-tax charge to earnings was included in trading account profits in noninterest income rather than shown separately as the cumulative effect of an accounting change. Further, the initial adoption of SFAS 133 resulted in the Corporation recognizing $577 million of derivative assets and $514 million of derivative liabilities on the balance sheet. Based upon the final outcome of several pending Financial Accounting Standards Board (FASB) conclusions surrounding the implementation of SFAS 133, the Corporation may record additional transition adjustments. The Corporation expects that within the first twelve months after adoption of SFAS 133, it will reclassify into earnings substantially all of the transition adjustment originally recorded in other comprehensive income.

      In 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" (SFAS
140). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The December 31, 2000 consolidated financial statements included the disclosures required by SFAS 140. The implementation of SFAS 140 did not have a material impact on the Corporation's results of operations or financial condition.

      In 1999, the Federal Financial Institutions Examinations Council (FFIEC) issued The Uniform Classification and Account Management Policy (the Policy) which provides guidance and promotes consistency among banks on the treatment of consumer delinquent and bankruptcy-related loans. The Corporation implemented the Policy during the fourth quarter of 2000. Charge-offs of $104 million were recorded in the consumer loan portfolio in the fourth quarter of 2000 in order to comply with the Policy.

Derivatives and Hedging Activities

      All derivatives are recognized on the balance sheet at fair value. Fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates a derivative as held for trading or hedging purposes when it enters into a derivative contract. Derivatives designated as held for trading activities are included in the Corporation's trading portfolio with changes in fair value reflected in trading account profits. The Corporation uses its derivatives designated for hedging activities as either fair value or cash flow hedges. The Corporation primarily manages interest rate and foreign currency exchange rate sensitivity through the use of derivatives. Fair value hedges are used to limit the Corporation's exposure to changes in the fair value of its interest-bearing assets or liabilities that are due to interest rate volatility. Cash flow hedges are used to minimize the variability in cash flows of interest-bearing assets or liabilities caused by interest rate fluctuations. Changes in the fair value of derivatives designated for hedging activities that are highly effective as hedges are recorded in earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge, respectively. A highly effective hedging relationship is one in which the Corporation achieves offsetting changes in fair value or cash flows for the risk being hedged. Hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed changes in the fair value of the hedged item) and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in current period earnings. SFAS 133 retains certain concepts under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," (SFAS 52) for foreign exchange hedging. Consistent with SFAS 52, the Corporation records changes in the fair value of derivatives used as a hedge of a net investment in foreign operations as a component of other comprehensive income.

      The Corporation occasionally purchases or issues financial instruments containing embedded derivatives. The embedded derivative is separated from the host contract and carried at fair value if the economic characteristics of the derivative are not clearly and closely related to the economic characteristics of the host contract. To the extent that the Corporation cannot reliably identify and measure the embedded derivative, the entire contract is carried at fair value on the balance sheet.

      The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. Additionally, the Corporation formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in its hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of the hedged items. The Corporation discontinues hedge accounting when it is determined that a derivative is not or has ceased to be highly effective as a hedge.

Mortgage Banking Assets

      In the first quarter of 2001, the Corporation amended certain of its Mortgage Selling and Servicing Contracts whereby its previously reported mortgage servicing rights were bifurcated into two components, base servicing and an Excess Spread Certificate ("Security"). The base servicing component represents the contractually specified servicing fee and approximates the fair value of the cost to sub-service the Corporation's portfolio. The
Security portion represents a retained financial interest in certain cash flows of the underlying mortgage loans. The Corporation has the ability to pledge or sell the Securities irrespective of the base servicing component.

      The Securities are classified as mortgage banking assets in the Consolidated Balance Sheet and are carried at estimated fair value with the corresponding mark-to-market reported in trading account profits in the Consolidated Statement of Income. The Corporation values the Securities using an option adjusted spread model which requires several key assumptions including, but not limited to, prepayments, discount rates based on market interest rates and inflation rates. The Corporation seeks to offset changes in value of the Securities due to changes in prepayment rates by entering into derivative financial instruments such as purchased options and swaps. The derivative instruments are accounted for as trading instruments and are marked-to-market through trading account profits in the Consolidated Statement of Income.

      Servicing fees on the base servicing, originated mortgage servicing rights gains, ancillary servicing income and the income on the Securities are included in mortgage banking income in the Consolidated Statement of Income.

Note Two - Productivity and Investment Initiatives

      As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax restructuring charge of $550 million ($346 million after-tax) in the third quarter of 2000 which was included in merger and restructuring charges in the Consolidated Statement of Income on page 62 of the Corporation's 2000 Annual Report on Form 10-K. As part of these initiatives and in order to reallocate resources, the Corporation announced that it would eliminate 9,000 to 10,000 positions, or six to seven percent of its workforce, over a twelve-month period. Of the $550 million restructuring charge, approximately $475 million will be used to cover severance and related costs and $75 million will be used for other costs related to process change and channel consolidation. Over half of the severance and related costs are related to management positions which were eliminated in a review of span of control and management structure. The restructuring charge includes severance and related payments for 8,300 positions, which are company-wide and across all levels. The difference between the 8,300 positions and the 10,000 positions initially announced is expected to come from normal attrition. Through March 31, 2001, there were approximately 7,900 employees who had entered severance status as part of these initiatives. The remaining 400 positions associated with the July 2000 growth initiative announcement have been identified, and the employees in these positions will be notified by June 30, 2001. Cash payments applied to the restructuring reserve through March 31, 2001 were approximately $300 million (of which $209 million were applied in 2000) primarily related to severance costs. Noncash reductions through March 31, 2001 were $51 million (of which $48 million were applied in 2000), primarily related to restricted stock vesting accelerations. The remaining restructuring reserve balance was $199 million at March 31, 2001. Approximately $97 million of the remaining restructuring reserve at March 31, 2001 is related to future payments for employees who have entered severance status.


Note Three - Trading Activities

Trading-Related Revenue

      Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding charge or benefit. Trading account profits and trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities. Trading account profits for the three months ended March 31, 2001 include an $83 million transition adjustment net loss recorded as a result of the implementation of SFAS 133.


----------------------------------------------------------------------
                                                  Three Months Ended
                                                       March 31
                                               -----------------------
(Dollars in millions)                              2001          2000
----------------------------------------------------------------------
Trading account profits - as reported              $699          $743
Net interest income                                 322           227
----------------------------------------------------------------------
Total trading-related revenue                    $1,021          $970
----------------------------------------------------------------------
Trading-related revenue by product
Foreign exchange contracts                         $147          $159
Interest rate contracts                             148           337
Fixed income                                        344           168
Equities and equity derivatives                     330           295
Commodities and other                                52            11
----------------------------------------------------------------------
Total trading-related revenue                    $1,021          $970
----------------------------------------------------------------------

Trading Account Assets and Liabilities

      The fair values of the components of trading account assets and liabilities at March 31, 2001 and December 31, 2000 were:


-----------------------------------------------------------------------------
                                                        Fair Value
                                                -----------------------------
                                                   March 31     December 31
(Dollars in millions)                                2001          2000
-----------------------------------------------------------------------------
Trading account assets
U.S. Government & Agency  securities                $12,763        $10,545
Foreign sovereign debt                               10,337         10,432
Corporate & other debt securities                     9,177          7,841
Equity securities                                     5,181          6,363
Mortgage-backed securities                            1,996          1,713
Other                                                 5,827          6,147
-----------------------------------------------------------------------------
   Total                                            $45,281        $43,041
-----------------------------------------------------------------------------
Trading account liabilities
U.S. Government & Agency  securities                $10,500       $ 10,906
Foreign sovereign debt                                2,787          1,860
Corporate & other debt securities                     1,168          2,215
Equity securities                                     5,226          5,712
Mortgage-backed securities                               50             37
Other                                                 4,407            217
-----------------------------------------------------------------------------
Total                                               $24,138        $20,947
-----------------------------------------------------------------------------

      See Note Four below for additional information on derivative positions, including credit risk.

Note Four - Derivatives

      The Corporation designates a derivative as held for trading or hedging purposes when it enters into a derivative contract. Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts and option contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial futures and forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument, index currency or commodity at a predetermined rate or price at a time or during a period in the future. Option agreements can be transacted on organized exchanges or directly between parties.

Credit Risk Associated with Derivative Activities

      Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with U.S. and foreign commercial banks, broker-dealers and corporates. To minimize credit risk, the Corporation enters into legally enforceable master netting arrangements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events.

      A portion of the derivative activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, the credit risk is considered minimal.

      The following table presents the notional or contract and credit risk amounts at March 31, 2001 and December 31, 2000 of the Corporation's derivative asset positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral but take into consideration the effects of legally enforceable master netting agreements.

Derivative Assets

-------------------------------------------------------------------------------------------------
                                               March 31, 2001           December 31, 2000(1)
                                        ---------------------------------------------------------
                                          Contract/       Credit       Contract/      Credit
(Dollars in millions)                     Notional         Risk        Notional        Risk
-------------------------------------------------------------------------------------------------
Interest rate contracts
Swaps                                   $3,528,416         $5,055    $3,256,992       $ 3,236
Futures and forwards                     1,238,319            118     1,227,537            57
Written options                            608,948              -       664,108             -
Purchased options                          602,395             60       601,828           145
Foreign exchange contracts
Swaps                                       80,128          2,994        61,035         1,424
Spot, futures and forwards                 763,299          3,503       682,665         3,215
Written options                             52,345              -        35,161             -
Purchased options                           52,425            644        32,639           380
Equity contracts
Swaps                                       17,217            559        17,482           637
Futures and forwards                        61,186             88        61,004           353
Written options                             24,637              -        30,976             -
Purchased options                           27,125          1,416        36,304         3,670
Commodity and other contracts
Swaps                                        7,455          1,711         9,126         1,902
Futures and forwards                         2,773             25         2,098            81
Written options                              9,121              -        12,603             -
Purchased options                            8,511             16        10,515           228
Credit derivatives                          38,136            319        40,638           206
----------------------------------------------------------------------------------------------
     Net replacement cost                                 $16,508                     $15,534
----------------------------------------------------------------------------------------------

(1) The amounts at December 31, 2000 do not reflect derivative positions that were off-balance sheet prior to the adoption of SFAS 133.

      The table above includes both long and short derivative positions. The average fair value of derivative assets for the three months ended March 31, 2001 and 2000 was $17.2 billion and $18.9 billion, respectively. The average fair value of derivative liabilities for the three months ended March 31, 2001 and 2000 was $21.0 billion and $17.6 billion, respectively. The fair value of derivative assets at March 31, 2001 and December 31, 2000 was $16.5 billion and $15.5 billion, respectively. The fair value of derivative liabilities at March 31, 2001 and December 31, 2000 was $17.1 billion and $22.4 billion, respectively.

      During the three months ended March 31, 2001 and 2000, there were no significant credit losses associated with derivative contracts. At March 31, 2001 and December 31, 2000, there were no nonperforming derivative positions that were material to the Corporation.

      In addition to credit risk management activities, the Corporation uses credit derivatives to generate revenue by taking on exposure to underlying credits. The Corporation also provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The Corporation's credit derivative positions at March 31, 2001 and December 31, 2000 consisted of credit default swaps and total return swaps.

Asset and Liability Management (ALM) Activities

      Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation's ALM process. The Corporation maintains an overall interest rate risk-management strategy that incorporates the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation's goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect the net interest margin. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation. Interest income and interest expense on hedged variable-rate assets and liabilities, respectively, increases or decreases as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to these hedged assets and liabilities are expected to substantially offset this variability in earnings.

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

      The Corporation uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. Foreign exchange contracts, which include spot, futures and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Foreign exchange option contracts are similar to interest rate option contracts except that they are based on currencies rather than interest rates. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

Fair Value Hedges

      The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed rate assets and liabilities due to fluctuations in interest rates. For the three months ended March 31, 2001, there were no significant gains or losses recognized which represented the ineffective portion and excluded component in assessing hedge effectiveness of fair value hedges.

Cash Flow Hedges

      The Corporation also uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in cash flows of its variable rate assets and liabilities. For the three months ended March 31, 2001, the Corporation recognized a net loss of $8 million (included in other income in the Consolidated Statement of Income), which represented the ineffective portion and excluded component in assessing hedge effectiveness of cash flow hedges. The Corporation has determined that there are no hedging positions where it is probable that certain forecasted transactions may not occur by the end of the originally specified time period or within an additional two months.

      For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded in the same period the forecasted transaction affects earnings. Deferred net gains on derivative instruments of approximately $22 million included in accumulated other comprehensive income at March 31, 2001 are expected to be reclassified into earnings during the next twelve months. These net gains reclassified into earnings are expected to increase income or reduce expense on the hedged items.

Hedges of Net Investments in Foreign Operations

      The Corporation uses forward exchange contracts, currency swaps, and nonderivative hedging instruments to hedge its net investments in foreign operations against adverse movements in exchange rates. For the three months ended March 31, 2001, net gains of $93 million related to these derivatives and nonderivative hedging instruments were recorded as a component of the foreign currency translation adjustment in other comprehensive income. These net gains were largely offset by losses in the Corporation's net investments in foreign operations. For the same period, the Corporation had no excluded component of net investment hedges.


Note Five - Loans and Leases

      Loans and leases at March 31, 2001 and December 31, 2000 were:

----------------------------------------------------------------------------------------------------------
                                                             March 31, 2001            December 31, 2000
                                                        --------------------------------------------------
(Dollars in millions)                                      Amount      Percent         Amount     Percent
----------------------------------------------------------------------------------------------------------
Commercial - domestic                                      $140,612       36.7%        $146,040     37.2%
Commercial - foreign                                         29,064        7.6           31,066      7.9
Commercial real estate - domestic                            25,475        6.7           26,154      6.7
Commercial real estate - foreign                                330         .1              282       .1
----------------------------------------------------------------------------------------------------------
     Total commercial                                       195,481       51.1          203,542     51.9
----------------------------------------------------------------------------------------------------------
Residential mortgage                                         82,032       21.4           84,394     21.5
Home equity lines                                            21,775        5.7           21,598      5.5
Direct/Indirect consumer                                     40,056       10.5           40,457     10.3
Consumer finance                                             26,334        6.9           25,800      6.6
Bankcard                                                     14,679        3.8           14,094      3.6
Foreign consumer                                              2,320         .6            2,308       .6
----------------------------------------------------------------------------------------------------------
     Total consumer                                         187,196       48.9          188,651     48.1
----------------------------------------------------------------------------------------------------------
          Total loans and leases                           $382,677      100.0%        $392,193    100.0%
----------------------------------------------------------------------------------------------------------

      The table below summarizes the changes in the allowance for credit losses for the three months ended March 31, 2001 and 2000:

-------------------------------------------------------------------------------------------------
                                                                               Three Months
                                                                              Ended March 31
                                                                        -------------------------
(Dollars in millions)                                                       2001         2000
-------------------------------------------------------------------------------------------------
Balance, January 1                                                          $ 6,838      $ 6,828
-------------------------------------------------------------------------------------------------
Loans and leases charged off                                                   (887)        (570)
Recoveries of loans and leases previously charged off                           115          150
-------------------------------------------------------------------------------------------------
     Net charge-offs                                                           (772)        (420)
-------------------------------------------------------------------------------------------------
Provision for credit losses                                                     835          420
Other, net                                                                       (1)          (1)
-------------------------------------------------------------------------------------------------
     Balance, March 31                                                      $ 6,900      $ 6,827
-------------------------------------------------------------------------------------------------

      The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. The remaining portfolios are reviewed on an individual loan basis.

      The following table presents the recorded investment in specific loans that were considered individually impaired in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114) at March 31, 2001 and December 31, 2000:

--------------------------------------------------------------------------
                                                 March 31      December 31
(Dollars in millions)                              2001            2000
--------------------------------------------------------------------------
Commercial - domestic                             $3,076           $2,891
Commercial - foreign                                 568              521
Commercial real estate - domestic                    380              412
Commercial real estate - foreign                       3                2
--------------------------------------------------------------------------
     Total impaired loans                         $4,027           $3,826
--------------------------------------------------------------------------

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

      At March 31, 2001 and December 31, 2000, nonperforming loans, including certain loans which were considered impaired, totaled $5.6 billion and $5.2 billion, respectively. Foreclosed properties amounted to $277 million and $249 million at March 31, 2001 and December 31, 2000, respectively.

Note Six - Short-Term Borrowings and Long-Term Debt

      In the first quarter of 2001, Bank of America Corporation issued $4.2 billion in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2004 to 2031. Of the $4.2 billion issued, $3.8 billion was converted from fixed rates ranging from 5.65 percent to
7.54 percent to floating rates through interest rate swaps at spreads ranging from 30 to 139 basis points over three-month London InterBank Offered Rate (LIBOR). The remaining $400 million bears interest at floating rates ranging primarily from 32 to 83 basis points over three-month LIBOR and 28 basis points over one-month LIBOR.

      At March 31, 2001, Bank of America Corporation had the authority to issue approximately $12.9 billion of corporate debt and other securities under its existing shelf registration statements. In first quarter 2001, Bank of America Corporation filed a $3 billion shelf registration statement to be used exclusively for "retail targeted" offerings of InterNotesSM in the United States.

      In the first quarter of 2001, Bank of America, N.A. issued $110 million in senior long-term bank notes maturing in 2002. The $110 million bears interest at fixed rates ranging from 4.79 percent to 4.88 percent.

      Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $12.4 billion at March 31, 2001 compared to $14.5 billion at December 31, 2000. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased, are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $14.7 billion at March 31, 2001 compared to $17.6 billion at December 31, 2000.

      Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $20.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation's notes outstanding under this program totaled $5.4 billion at March 31, 2001 compared to $5.2 billion at December 31, 2000. Bank of America, N.A.'s notes outstanding under this program totaled $1.4 billion at March 31, 2001 and December 31, 2000. Of the $20.0 billion authorized at March 31, 2001, Bank of America Corporation and Bank of America, N.A. had remaining authority to issue approximately $4.6 billion and $8.5 billion, respectively. At March 31, 2001 and December 31, 2000, $2.7 billion was outstanding under the former BankAmerica Euro medium-term note program. No additional debt securities will be offered under that program.

      At March 31, 2001, Bank of America Corporation had the authority to issue 300 billion in yen-denominated notes (approximately U.S. $3 billion) under a shelf registration statement in Japan to be used exclusively for primary offerings to non-United States residents. In addition, Bank of America Corporation allocated $2 billion of the joint Euro medium-term note program mentioned above to be used exclusively for secondary offerings to non-United States residents for a shelf registration statement filed in Japan. The Corporation had no notes outstanding under these programs at March 31, 2001 or December 31, 2000.

      From April 1, 2001 through May 9, 2001, Bank of America Corporation issued $564 million of long-term senior and subordinated debt, with maturities ranging from 2004 to 2026. During this same time period, Bank of America, N.A. issued $260 million of bank notes maturing in 2002.

Note Seven - Commitments and Contingencies

Credit Extension Commitments

      The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following table summarizes outstanding commitments to extend credit at March 31, 2001 and December 31, 2000:


                                                       March 31     December 31
(Dollars in millions)                                    2001           2000
------------------------------------------------------------------------------
Credit card commitments                                  $76,671      $71,572
Other loan commitments                                   240,685      243,124
Standby letters of credit and financial guarantees        34,015       33,420
Commercial letters of credit                               2,994        3,327
------------------------------------------------------------------------------

When-Issued Securities

      At March 31, 2001, the Corporation had commitments to purchase and sell when-issued securities of $39.4 billion and $35.4 billion, respectively. At December 31, 2000, the Corporation had commitments to purchase and sell when-issued securities of $26.4 billion and $20.6 billion, respectively.

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

      The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica Corporation's (BankAmerica) losses relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger between NationsBank Corporation (NationsBank) and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. The court has preliminarily ordered the parties to be ready for trial in January 2002. A former NationsBank stockholder who opted out of the federal class action has commenced an action asserting claims substantially similar to the claims relating to D.E. Shaw set forth in the consolidated action. That action is proceeding with the federal class action in the Missouri federal court. Similar class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified as a class. A motion to decertify the class is pending. A lower court order dismissing that action was reversed on appeal and discovery has commenced. The remaining California actions have been consolidated, but have not been certified as class actions. The Missouri federal court has enjoined prosecution of those consolidated class actions as a class action. The plaintiffs who were enjoined have appealed that injunction to the United States Court of Appeals for the Eighth Circuit. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

      Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.


Note Eight - Shareholders' Equity and Earnings Per Common Share

      During 2000, the Corporation completed its 1999 stock repurchase plan. On July 26, 2000, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion. At March 31, 2001 the remaining buyback authority for common stock under the 2000 program totaled $6.1 billion, or 70 million shares. From inception in June 1999 through March 31, 2001, the Corporation had repurchased approximately 160 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $55.33, which reduced shareholders' equity by $8.9 billion. Comparatively, from inception in June 1999 through March 31, 2000, the Corporation had repurchased approximately 98 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $58.81, which reduced shareholders' equity by $5.8 billion.

      In September 1999, the Corporation began selling put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. The put options give the holders the right to sell shares of the Corporation's common stock to the Corporation on certain dates at specified prices. The put option contracts allow the Corporation to determine the method of settlement, and the premiums received are reflected as a component of other shareholders' equity. At March 31, 2001, there were two million put options outstanding with exercise prices ranging from $48.14 per share to $51.38 per share which expire from April 2001 to September 2001. At December 31, 2000, there were three million put options outstanding with exercise prices ranging from $45.22 per share to $50.37 per share which expire from January 2001 to April 2001.

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

      The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2001 and 2000 is presented below:

                                                                     Three Months Ended
(Shares in thousands, dollars in millions,                                March 31
                                                                 ---------------------------
except per share information)                                        2001           2000
--------------------------------------------------------------------------------------------
Earnings per common share
Net income                                                           $1,870         $2,240
Preferred stock dividends                                                (1)            (1)
--------------------------------------------------------------------------------------------
Net income available to common shareholders                          $1,869         $2,239
--------------------------------------------------------------------------------------------
Average common shares issued and outstanding                      1,608,890      1,669,311
--------------------------------------------------------------------------------------------
      Earnings per common share                                      $ 1.16         $ 1.34
--------------------------------------------------------------------------------------------
Diluted earnings per common share
Net income available to common shareholders                          $1,869         $2,239
Preferred stock dividends                                                 1              1
--------------------------------------------------------------------------------------------
Net income available to common shareholders and assumed
     conversions                                                     $1,870         $2,240
--------------------------------------------------------------------------------------------
Average common shares issued and outstanding                      1,608,890      1,669,311
--------------------------------------------------------------------------------------------
Incremental shares from assumed conversions:
      Convertible preferred stock                                     2,804          3,006
      Stock options                                                  19,405         16,001
--------------------------------------------------------------------------------------------
Dilutive potential common shares                                     22,209         19,007
--------------------------------------------------------------------------------------------
Total diluted average common shares issued and outstanding        1,631,099      1,688,318
--------------------------------------------------------------------------------------------
      Diluted earnings per common share                              $ 1.15         $ 1.33
--------------------------------------------------------------------------------------------

Note Nine - Business Segment Information

      In 2000, the Corporation realigned its business segments to report the results of the Corporation's operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. In the first quarter of 2001, the thirty-year mortgage portfolio was moved from Consumer and Commercial Banking to the Corporate Other segment.

      Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers customized asset management and credit, financial advisory, fiduciary, trust and banking services, as well as both full-service and discount brokerage services. It provides management of equity, fixed income, cash and alternative investments to individuals, corporations and a wide array of institutional clients. Global Corporate and Investment Banking provides a diversified range of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Equity Investments includes Principal Investing which makes both direct and indirect equity investments in a wide variety of transactions. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio in addition to other parent company investments. The Corporate Other segment consists primarily of the functions associated with managing the interest rate risk of the Corporation.

      Effective January 2, 2001, the Corporation acquired the remaining 50 percent of Marsico Capital Management LLC (Marsico), which is part of the Asset Management segment, for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm specializing in large capitalization growth stocks.

      The following table includes total revenue, net income and average total assets for the three months ended March 31, 2001 and 2000 for each business segment. Certain prior period amounts have been reclassified between segments to conform to the current period presentation.

Business Segments
--------------------------------------------------------------------------------
For the three months ended March 31

                                                                             Consumer and
                                             Total Corporation          Commercial Banking (1)         Asset Management (1)
                                       ---------------------------------------------------------------------------------------
(Dollars in millions)                       2001           2000           2001           2000           2001           2000
------------------------------------------------------------------------------------------------------------------------------
Net interest income (2)                   $ 4,721        $ 4,576        $ 3,176        $ 3,159          $ 160          $ 145
Noninterest income(3)                       3,780          4,065          1,980          1,661            416            404
-----------------------------------------------------------------------------------------------------------------------------
Total revenue                               8,501          8,641          5,156          4,820            576            549
Provision for credit losses                   835            420            516            398              8              9
Gains (losses) on sales of securities          (8)             6              -             (1)             -              -
Amortization of intangibles                   223            217            167            168             13              6
Depreciation expense                          214            239            153            171             12             14
Other noninterest expense                   4,217          4,167          2,529          2,519            334            285
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                  3,004          3,604          1,791          1,563            209            235
Income tax expense                          1,134          1,364            702            609             79             90
-----------------------------------------------------------------------------------------------------------------------------
Net income                                $ 1,870        $ 2,240        $ 1,089          $ 954          $ 130          $ 145
-----------------------------------------------------------------------------------------------------------------------------
Average total assets                    $ 648,698      $ 651,019      $ 285,653      $ 281,721       $ 25,854       $ 22,393
-----------------------------------------------------------------------------------------------------------------------------


For the three months ended March 31

                                           Global Corporate and
                                          Investment Banking (1)        Equity Investments (1)            Corporate Other
                                       ----------------------------------------------------------------------------------------
(Dollars in millions)                       2001           2000           2001           2000           2001           2000
-------------------------------------------------------------------------------------------------------------------------------
Net interest income (2)                    $ 1,145        $ 1,024          $ (42)         $ (28)         $ 282          $ 276
Noninterest income(3)                        1,418          1,457            147            552           (181)            (9)
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                2,563          2,481            105            524            101            267
Provision for credit losses                    245             27              -              4             66            (18)
Gains (losses) on sales of securities           (8)             2              -              -              -              5
Amortization of intangibles                     41             39              3              3             (1)             1
Depreciation expense                            48             53              1              1              -              -
Other noninterest expense                    1,280          1,246             46             24             28             93
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     941          1,118             55            492              8            196
Income tax expense                             337            394             20            191             (4)            80
------------------------------------------------------------------------------------------------------------------------------
Net income                                   $ 604          $ 724           $ 35          $ 301           $ 12          $ 116
------------------------------------------------------------------------------------------------------------------------------
Average total assets                     $ 250,430      $ 234,389        $ 6,744        $ 4,743       $ 80,017      $ 107,773
------------------------------------------------------------------------------------------------------------------------------

(1)   There were no material intersegment revenues among the segments.

(2)   Net interest income is presented on a taxable-equivalent basis.

(3) Noninterest income includes the $83 million SFAS 133 transition adjustment net loss which is included in trading account profits. The components of the transition adjustment by business segment are a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Commercial and Investment Banking and a loss of $106 million for Corporate Other.

      A reconciliation of the segments' net income (excluding Corporate Other) to consolidated net income follows:

---------------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
                                                  -------------------------
(Dollars in millions)                                 2001          2000
---------------------------------------------------------------------------
Segments' net income                                 $1,858         $2,124
Adjustments, net of taxes:
Earnings associated with unassigned capital              69             47
30-year mortgage portfolio net revenue                   67             94
SFAS 133 transition adjustment                          (68)             -
Provision for credit losses in excess of
net charge-offs                                         (41)             -
Gains on sales of securities                              -              3
Other                                                   (15)           (28)
---------------------------------------------------------------------------
    Consolidated net income                          $1,870         $2,240
---------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

      This report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of the Corporation. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation's 2000 Annual Report on Form 10-K. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

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

Overview

      The Corporation is a Delaware corporation, a bank holding company and a financial holding company, and is headquartered in Charlotte, North Carolina. The Corporation operates in 21 states and the District of Columbia and has offices located in 38 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services both domestically and internationally through four major business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking, and Equity Investments. At March 31, 2001, the Corporation had $610 billion in assets and approximately 144,000 full-time equivalent employees.

      The remainder of management's discussion and analysis of the Corporation's results of operations and financial position should be read in conjunction with the consolidated financial statements and related notes presented on pages 2 through 18.

      Refer to Table One for selected financial data for the three months ended March 31, 2001 and 2000.

Key performance highlights for the three months ended March 31, 2001 compared to the same period in 2000:

o Net income totaled $1.9 billion, or $1.15 per common share (diluted) compared to $2.2 billion, or $1.33 per common share (diluted).

o Cash basis ratios on an operating basis measure performance excluding goodwill and other intangible amortization expense. Cash basis diluted earnings per common share was $1.28, a decrease of $0.18 per share. Cash basis return on average common shareholders' equity was 17.75 percent, a decrease of 374 basis points. The cash basis efficiency ratio was 52.11 percent, an increase of 113 basis points, primarily due to a seven percent decrease in noninterest income.

o Shareholder value added (SVA) declined $407 million to $679 million primarily related to lower market-related revenue in the Equity Investments segment, a higher provision for credit losses in the Global Corporate and Investment Banking segment and a transition adjustment net loss of $83 million related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). These declines in SVA were offset by higher fee revenue in the Consumer and Commercial Banking segment.

o The return on average common shareholders' equity was 15.86 percent, a decrease of 373 basis points.

o Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. Total revenue was $8.5 billion, a decrease of $140 million.

      >> Net interest income increased $145 million to $4.7 billion. The increase was due to an increase in managed loan growth, particularly in the consumer Banking Regions, higher levels of customer-based deposits and equity, and an increased trading-related contribution. These increases were partially offset by the impact of deposit pricing initiatives, deterioration in auto lease residual values and the cost of share repurchases. Average managed loans and leases were $409.3 billion, a $19.8 billion increase, primarily due to a nine percent increase in consumer loans and leases. Average customer-based deposits grew to $304.8 billion, a $8.7 billion increase. The net interest yield was 3.39 percent, a 13 basis point increase. The increase was primarily due to higher levels of core funding sources and improved balance sheet mix.

      >> Noninterest income was $3.8 billion, a $285 million decrease. The decrease was due to declines in equity investment gains, investment banking income, trading account profits and other income, which were partially offset by increases in service charges, card income, investment and brokerage services and mortgage banking income. Trading account profits included the SFAS 133 transition adjustment net loss of $83 million. Other income in 2001 included $35 million in auto lease residual charges related to the closing of the Corporation's Price Auto Outlet business. Other income in the first quarter of 2000 reflected no significant items. Consumer and Commercial Banking experienced an $89 million, or 18 percent, increase in card income to $573 million primarily due to new account growth in both credit and debit card and increased purchase volume on existing accounts. Income from investment and brokerage services increased $7 million to $378 million in the Asset Management segment largely due to new asset management business and the completed acquisition of Marsico Capital Management LLC (Marsico), partially offset by lower broker activity due to decreased trade volume and significant market decline. Trading account profits within Global Corporate and Investment Banking increased $13 million to $729 million driven by higher revenues from fixed income, commodities and other contracts and equities and equity derivatives, offset by decreases in interest rate contracts and foreign exchange contracts. Investment banking income decreased $51 million to $346 million, reflecting weaker demand in certain markets. Equity Investments had equity investment gains of $141 million, reflecting a decrease of $406 million, and included a gain in the parent company portfolio of $140 million related to the sale of an interest in the Star Systems ATM network.

o The provision for credit losses was $835 million, a $415 million increase. Net charge-offs were $772 million, or 0.81 percent of average loans and leases. Provision expense exceeded net charge-offs by $63 million as the company increased the reserve for credit losses given the deterioration in credit quality and uncertainty surrounding the current economic environment. The increase in net charge-offs of $352 million, or 36 basis points, was centered in the commercial - domestic portfolio. Consumer finance and bankcard charge-offs also increased from a year earlier reflecting the seasoning of the consumer finance portfolio and an increase in bankcard outstandings. Nonperforming assets were $5.9 billion, or 1.54 percent of loans, leases and foreclosed properties at March 31, 2001, a $440 million, or 15 basis point increase from December 31, 2000. The increase reflects an increase in nonperforming loans in the commercial - domestic loan portfolio, resulting from credit deterioration as companies were affected by the weakening economic environment. The allowance for credit losses totaled $6.9 billion and $6.8 billion at March 31, 2001 and December 31, 2000, respectively.

o Other noninterest expense was $4.7 billion, a $31 million increase, driven by investments in growth businesses offset by the impact of productivity initiatives.

Employee-Related Matters

Productivity and Investment Initiatives

      As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax restructuring charge of $550 million ($346 million after-tax) in third quarter 2000 which was included in merger and restructuring charges in the Consolidated Statement of Income on page 62 of the Corporation's 2000 Annual Report on Form 10-K. As part of these initiatives and in order to reallocate resources, the Corporation announced that it would eliminate 9,000 to 10,000 positions, or six to seven percent of its workforce, over a twelve-month period. Of the $550 million restructuring charge, approximately $475 million will be used to cover severance and related costs and $75 million will be used for other costs related to process change and channel consolidation. Over half of the severance and related costs are related to management positions which were eliminated in a review of span of control and management structure. The restructuring charge includes severance and related payments for 8,300 positions, which are company-wide and across all levels. The difference between the 8,300 positions and the 10,000 positions initially announced is expected to come from normal attrition. Through March 31, 2001, there were approximately 7,900 employees who had entered severance status as part of these initiatives. The remaining 400 positions associated with the July 2000 growth initiative announcement have been identified, and the employees in these positions will be notified by June 30, 2001. The remaining restructuring reserve balance was $199 million at March 31, 2001. Approximately $97 million of the remaining restructuring reserve at March 31, 2001 was related to future payments for employees who have entered severance status. See Note Two of the consolidated financial statements for additional restructuring charge information.

      Processes continue to be reviewed across the Corporation to ensure that it is organized around its customers and their needs. Significant process changes and productivity improvements, primarily in the infrastructure of the operations, are taking place in consumer real estate, payments processing, imaging, commercial loan processing and branch support.

      The savings that are identified are targeted for reinvestment in areas that the Corporation believes provide the best growth opportunities. Among these areas are e-commerce, Asset Management, card and payment businesses and the investment banking platform.

Table One
Selected Financial Data

----------------------------------------------------------------------------------------------------------
                                                                                     Three Months
                                                                                    Ended March 31
                                                                              ----------------------------
(Dollars in millions, except per share information)                              2001           2000
----------------------------------------------------------------------------------------------------------
Income statement
Interest income                                                                $10,241         $10,067
Interest expense                                                                 5,602           5,562
Net interest income                                                              4,639           4,505
Net interest income (taxable-equivalent basis)                                   4,721           4,576
Provision for credit losses                                                        835             420
Gains (losses) on sales of securities                                               (8)              6
Noninterest income                                                               3,780           4,065
Other noninterest expense                                                        4,654           4,623
Income before income taxes                                                       2,922           3,533
Income tax expense                                                               1,052           1,293
Net income                                                                       1,870           2,240
Net income available to common shareholders                                      1,869           2,239
Average common shares issued and outstanding (in thousands)                  1,608,890       1,669,311
Average diluted common shares issued and outstanding (in thousands)          1,631,099       1,688,318
----------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                                          1.17  %         1.38  %
Return on average common shareholders' equity                                    15.86           19.59
Total equity to total assets (period-end)                                         8.02            6.90
Total average equity to total average assets                                      7.38            7.07
Efficiency ratio                                                                 54.73           53.49
Dividend payout ratio                                                            48.14           37.16
Shareholder value added                                                          $ 679         $ 1,086
----------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                                        $ 1.16          $ 1.34
Diluted earnings                                                                  1.15            1.33
Cash dividends paid                                                                .56             .50
Book value                                                                       30.47           27.28
----------------------------------------------------------------------------------------------------------
Cash basis financial data (1)
Earnings                                                                       $ 2,093         $ 2,457
Earnings per common share                                                         1.30            1.47
Diluted earnings per common share                                                 1.28            1.46
Return on average assets                                                          1.31  %         1.52  %
Return on average common shareholders' equity                                    17.75           21.49
Efficiency ratio                                                                 52.11           50.98
----------------------------------------------------------------------------------------------------------
Balance sheet (period-end)
Total loans and leases                                                        $382,677        $382,085
Total assets                                                                   609,755         656,113
Total deposits                                                                 352,460         351,626
Long-term debt                                                                  67,044          62,059
Trust preferred securities                                                       4,955           4,955
Common shareholders' equity                                                     48,815          45,222
Total shareholders' equity                                                      48,886          45,299
----------------------------------------------------------------------------------------------------------
Risk-based capital ratios (period-end)
Tier 1 capital                                                                    7.65  %         7.42  %
Total capital                                                                    11.84           11.00
Leverage ratio                                                                    6.41            6.17
----------------------------------------------------------------------------------------------------------
Market price per share of common stock
 Closing                                                                       $ 54.75         $ 52.44
 High                                                                            55.94           55.19
 Low                                                                             45.00           42.31
----------------------------------------------------------------------------------------------------------

(1) Cash basis calculations exclude goodwill and other intangible amortization expense.

Business Segment Operations

      The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. In 2000, the Corporation realigned its business segments to report the results of the Corporation's operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. In the first quarter of 2001, the thirty-year mortgage portfolio was moved from Consumer and Commercial Banking to the Corporate Other segment.

      The business segments summarized in Table Two are primarily managed with a focus on various performance measures including total revenue, net income, shareholder value added (SVA), return on average equity and efficiency. These performance measures are also presented on a cash basis which excludes the impact of goodwill and other intangible amortization expense. Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. The net interest yield of the business segments reflects the results of a funds transfer pricing process which derives net interest income by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. Equity is allocated to each business segment based on an assessment of its inherent risk. SVA is a performance measure that is aligned with the Corporation's growth strategy orientation and strengthens the Corporation's focus on generating shareholder value. SVA is defined as cash basis operating earnings less a charge for the use of capital. The capital charge is calculated by multiplying 12 percent (management's estimate of the shareholder's minimum required rate of return on capital invested) by average total common shareholders' equity (at the Corporation level) and by average allocated equity (at the business segment level).

      See Note Nine of the consolidated financial statements for additional business segment information and reconciliations to consolidated amounts. Additional information on noninterest income can be found in the "Noninterest Income" section beginning on page 38. Certain prior period amounts have been reclassified between segments and their components (presented after Table Two) to conform to the current period presentation.

Table Two
Business Segment Summary
--------------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31

                                      Consumer and                                Global Corporate and
                                   Commercial Banking (1)  Asset Management (1)   Investment Banking (1)   Equity Investments (1)
                                   --------------------------------------------------------------------------------------------
(Dollars in millions)               2001       2000         2001      2000         2001         2000          2001       2000
-------------------------------------------------------------------------------------------------------------------------------
Net interest income(2)             $ 3,176    $ 3,159       $ 160     $ 145       $ 1,145     $ 1,024        $ (42)     $ (28)
Noninterest income(3)                1,980      1,661         416       404         1,418       1,457          147        552
-------------------------------------------------------------------------------------------------------------------------------
  Total revenue                      5,156      4,820         576       549         2,563       2,481          105        524
Net income                           1,089        954         130       145           604         724           35        301
Cash basis earnings                  1,256      1,122         143       151           645         763           38        304
Shareholder value added                644        485          83       108           238         329          (29)       252
Net interest yield                    4.99%      5.00%       2.63%     2.70%         2.18%       2.10%         n/m        n/m
Return on average equity              21.4       18.0        26.2      40.7          17.9        20.0          6.3%      70.6%
Cash basis return on equity           24.7       21.1        28.7      42.4          19.1        21.1          6.8       71.2
Efficiency ratio                      55.3       59.3        62.1      55.3          53.4        53.9         47.7        5.4
Cash basis efficiency ratio           52.0       55.8        60.0      54.2          51.8        52.3         45.1        4.8
Average:
    Total loans and leases       $ 198,457   $187,007    $ 23,531   $20,721     $ 109,190   $ 107,707         $504      $ 416
    Total deposits                 258,050    253,039      11,808    10,844        67,610      66,796           37          7
    Total assets                   285,653    281,721      25,854    22,393       250,430     234,389        6,744      4,743
----------------------------------------------------------------------------------------------------------------------------------

n/m = not meaningful

(1)   There were no material intersegment revenues among the segments.

(2)   Net interest income is presented on a taxable-equivalent basis.

(3) Noninterest income includes the $83 million SFAS 133 transition adjustment net loss which is included in trading account profits. The components of the transition adjustment by business segment are a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global
      Commercial and Investment Banking and a loss of $106 million for Corporate
      Other (not included in the table above).

Consumer and Commercial Banking

      Consumer and Commercial Banking provides a wide array of products and services to individuals, small businesses and middle market companies through multiple delivery channels.

      The Corporation's market share in the consumer and commercial businesses is significant across some of the fastest growing regions of the United States. The Corporation continues its strategy of focusing entirely on the customer in terms of sales and service. The results for the three months ended March 31, 2001 also reflect the Corporation's continued focus on Card Services as a growth area as end of period managed consumer card outstandings increased 21 percent, merchant processing volume increased 17 percent and total debit and credit card purchase volume increased 12 percent compared to the same period in 2000.

      The Corporation's mortgage banking results, which includes mortgage banking income and the mark-to-market adjustments on mortgage banking assets and the related instruments used to economically hedge the mortgage banking assets, is included within the discussion of the results of operations for the Consumer and Commercial Banking segment. The mark-to-market adjustments are included in trading account profits in the Consumer and Commercial Banking segment. See Note One of the consolidated financial statements for additional information on mortgage banking activities.

            Consumer and Commercial Banking
------------------------------------------------------------------

                                         Three Months Ended
                                              March 31
                                   -------------------------------
(Dollars in millions)                  2001           2000
------------------------------------------------------------------
Net interest income                     $ 3,176       $ 3,159
Noninterest income                        1,980         1,661
------------------------------------------------------------------
   Total revenue                          5,156         4,820
Cash basis earnings                       1,256         1,122
Shareholder value added                     644           485
Cash basis efficiency ratio                52.0  %       55.8  %
------------------------------------------------------------------


o Total revenue increased seven percent for the three months ended March 31, 2001 compared to the same period in 2000. Total revenue included charges related to the deterioration of auto lease residual values of $109 million and $37 million for the three months ended March 31, 2001 and 2000, respectively.



      >> Net interest income increased one percent as loan and deposit growth were partially offset by the impact of the money market savings pricing initiative, time deposit spread compression and higher auto lease residual charges.


      >> Noninterest income increased 19 percent. Strong card income growth of 18 percent, an 11 percent increase in service charges and improved mortgage banking results for the three months ended March 31, 2001 were partially offset by $35 million in auto lease residual charges related to the closing of the Corporation's Price Auto Outlet business.

o Cash basis earnings for the three months ended March 31, 2001 rose 12 percent due to the increases in net interest income and noninterest income discussed above, partially offset by an increase in provision for credit losses.

      >> The provision for credit losses increased 30 percent reflecting higher consumer finance, commercial - domestic and bankcard charge-offs, portfolio growth and deteriorating credit quality among middle market clients.

o Shareholder value added increased $159 million over the prior year as a result of the increase in cash basis earnings, driven by higher fee revenue.


      The major components of Consumer and Commercial Banking are Banking Regions, Consumer Products and Commercial Banking.


Banking Regions

      Banking Regions serves consumer households in 21 states and the District of Columbia and overseas through its extensive network of approximately 4,400 banking centers, 13,000 ATMs, telephone and Internet channels on www.bankofamerica.com. Banking Regions provides a wide array of products and services, including deposit products such as checking, money market savings accounts, time deposits and IRAs, and credit products such as home equity, mortgage, personal auto loans and auto leasing. Banking Regions also includes small business banking providing treasury management, credit services, community investment, debit card, e-commerce and brokerage services to over two million small business relationships across the franchise.

                      Banking Regions
------------------------------------------------------------------
                                         Three Months Ended
                                              March 31
                                   -------------------------------
(Dollars in millions)                  2001           2000
------------------------------------------------------------------
Net interest income                     $ 2,016       $ 2,066
Noninterest income                          942           827
------------------------------------------------------------------
   Total revenue                          2,958         2,893
Cash basis earnings                         730           677
Shareholder value added                     397           333
Cash basis efficiency ratio                59.1  %       61.0  %
------------------------------------------------------------------



o Total revenue for the three months ended March 31, 2001 increased two percent due to a rise in noninterest income while net interest income decreased two percent.

      >> Loan growth, primarily in home equity lending, and deposit growth had a positive effect on net interest income but was offset by money market savings pricing initiatives and time deposit spread compression.

      >> Noninterest income increased 14 percent primarily due to a 23 percent increase in card income driven by a higher number of active debit cards and a higher number of debit card transactions per account, and an increase in consumer service charges of 11 percent throughout all Banking Regions.

o Cash basis earnings increased eight percent for the three months ended March 31, 2001, primarily attributable to the increase in noninterest income discussed above and a slight decrease in noninterest expense.

o Shareholder value added rose $64 million as a result of the increase in cash basis earnings.

Consumer Products

      Consumer Products provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and Internet, student lending and certain insurance services. Consumer Products also provides auto loans, retail finance programs to dealerships and lease financing of new and used cars.

                      Consumer Products

------------------------------------------------------------------
                                           Three Months Ended
                                                March 31
                                      ----------------------------
(Dollars in millions)                      2001           2000
------------------------------------------------------------------
Net interest income                       $ 657         $ 552
Noninterest income                          809           612
------------------------------------------------------------------
   Total revenue                          1,466         1,164
Cash basis earnings                         375           229
Shareholder value added                     202            49
Cash basis efficiency ratio                40.5  %       48.8  %
------------------------------------------------------------------

o Total revenue increased 26 percent due to increases in both net interest income and noninterest income.

      >> Net interest income increased 19 percent primarily due to an increase in bankcard receivables.

      >> Noninterest income increased 32 percent primarily due to increased card income and improved mortgage banking results. Card income grew due to new consumer card account growth and an increase in purchase volume on existing accounts. Mortgage banking results have increased due to higher servicing levels and origination activity and the net mark-to-market adjustments related to the mortgage banking assets and related hedging instruments. These increases were partially offset by $35 million in auto lease residual charges related to the closing of the Corporation's Price Auto Outlet business.

o The 64 percent increase in cash basis earnings for the three months ended March 31, 2001 was due to the increases in net interest income and noninterest income discussed above. These increases were partially offset by a rise in the provision for credit losses.

      >> The provision for credit losses increased 13 percent primarily due to higher net charge-offs in the bankcard and consumer finance loan portfolios.

o Shareholder value added increased $153 million due to the increase in cash basis earnings.

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

                      Commercial Banking

------------------------------------------------------------------
                                            Three Months Ended
                                                 March 31
                                       ---------------------------
(Dollars in millions)                      2001           2000
------------------------------------------------------------------
Net interest income                       $ 503         $ 541
Noninterest income                          229           222
------------------------------------------------------------------
   Total revenue                            732           763
Cash basis earnings                         151           216
Shareholder value added                      45           103
Cash basis efficiency ratio                46.6  %       46.9  %
------------------------------------------------------------------

o Noninterest income increased three percent and was offset by a seven percent decrease in net interest income. Total revenue for the three months ended March 31, 2001 decreased four percent.

      >> The increase in noninterest income was attributable to higher corporate service charges driven by increases in deposit account service charges, non-deposit service charges and fees, and bankers' acceptances and letters of credit fees.

      >> Net interest income decreased primarily due to lower commercial loan volumes and liquidation of the commercial finance businesses.

o Lower noninterest expense was more than offset by lower revenue and an increase in the provision for credit losses resulting in a 30 percent decline in cash basis earnings for the three months ended March 31, 2001.

      >> Noninterest expense decreased four percent primarily due to lower personnel expense resulting from the productivity and growth initiatives begun in 2000.

      >> The provision for credit losses more than doubled as a result of credit deterioration in the commercial loan portfolio.

o Shareholder value added decreased $58 million as cash basis earnings experienced a decline.

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

      The Corporation's strategy is to focus on and grow the asset management business. The three percent growth in assets under management since December 31, 2000 and the five percent growth in revenue for the three months ended March 31, 2001 reveal that customers are buying more investment products from the Corporation's Asset Management group. Assets under management rose $24 billion to $286 billion at March 31, 2001 compared to March 31, 2000. Assets of the Nations Funds family of mutual funds reached $117 billion at March 31, 2001, driven by increases in fixed income and money market funds.

      Effective January 2, 2001, the Corporation acquired the remaining 50 percent of Marsico Capital Management LLC (Marsico) for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico, a Denver-based investment management firm specializing in large capitalization growth stocks, manages $13 billion in assets.

                      Asset Management

------------------------------------------------------------------
                                         Three Months Ended
                                              March 31
                                   -------------------------------
(Dollars in millions)                  2001           2000
------------------------------------------------------------------
Net interest income                       $ 160         $ 145
Noninterest income                          416           404
------------------------------------------------------------------
   Total revenue                            576           549
Cash basis earnings                         143           151
Shareholder value added                      83           108
Cash basis efficiency ratio                60.0  %       54.2  %
------------------------------------------------------------------

o Total revenue increased five percent for the three months ended March 31, 2001. The increase was attributable to increases in both net interest income and noninterest income.

      >> Net interest income increased 10 percent due to strong loan growth in the commercial loan portfolio.

      >> Noninterest income increased three percent reflecting new asset management business and the completed acquisition of Marsico, partially offset by lower broker activity due to decreased trade volume and significant market decline.

o Cash basis earnings decreased five percent for the three months ended March 31, 2001.

      >> Noninterest expense increased 18 percent reflecting investments in new private banking offices, the acquisition of Marsico and in sales personnel supporting the revenue growth initiatives.

o Shareholder value added declined $25 million due to the increased capital associated with building the business and the decline in cash basis earnings.


Global Corporate and Investment Banking

      Global Corporate and Investment Banking provides a broad array of financial services such as investment banking, trade finance, treasury management, lending, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 38 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, merger and acquisition advisory, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leasing, leveraged finance, project finance, real estate finance, senior bank debt, structured finance and trade services.

           Global Corporate and Investment Banking

------------------------------------------------------------------
                                           Three Months Ended
                                                March 31
                                     -----------------------------
(Dollars in millions)                    2001           2000
------------------------------------------------------------------
Net interest income                     $ 1,145       $ 1,024
Noninterest income                        1,418         1,457
------------------------------------------------------------------
   Total revenue                          2,563         2,481
Cash basis earnings                         645           763
Shareholder value added                     238           329
Cash basis efficiency ratio                51.8  %       52.3  %
------------------------------------------------------------------


o For the three months ended March 31, 2001, total revenue increased three percent due to growth in net interest income.

      >> Net interest income increased 12 percent as a result of higher trading-related activities.

      >> Noninterest income declined three percent as increases in trading account profits and corporate service charges were more than offset by a decrease in investment banking income.

o Cash basis earnings decreased 15 percent for the three months ended March 31, 2001 primarily due to increases in the provision for credit losses.

      >> The provision for credit losses increased $218 million due to credit quality deterioration in the commercial-domestic loan portfolio of Global Credit Products.

      >> A two percent increase in noninterest expense was primarily due to the build-out of the investment banking platform.

o Shareholder value added declined $91 million as higher provision expense drove down cash basis earnings.


      Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through three components: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking

      Global Investment Banking includes the Corporation's investment banking activities and risk management products. Through a separate subsidiary, Banc of America Securities LLC, Global Investment Banking underwrites and makes markets in equity securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers, traditional brokerage services to high-net-worth individuals and prime-brokerage services. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services, private placements and equity derivatives are also provided through Banc of America Securities LLC.

      In addition, Global Investment Banking provides risk management solutions for our global customer base using interest rate and credit derivatives, foreign exchange products, commodity derivatives and mortgage-related products. In support of these activities, the businesses will take positions in these products and capitalize on market-making activities. The Global Investment Banking business also takes an active role in the trading of fixed income securities in all of the regions in which Global Corporate and Investment Banking transacts business and is a primary dealer in the U.S., as well as in several international locations.

                   Global Investment Banking

------------------------------------------------------------------
                                           Three Months Ended
                                                March 31
                                     -----------------------------
(Dollars in millions)                     2001           2000
------------------------------------------------------------------
Net interest income                       $ 355         $ 244
Noninterest income                        1,060         1,091
------------------------------------------------------------------
   Total revenue                          1,415         1,335
Cash basis earnings                         325           332
Shareholder value added                     218           227
Cash basis efficiency ratio                63.5  %       63.8  %
------------------------------------------------------------------

o Total revenue grew six percent for the three months ended March 31, 2001 due to a significant increase in net interest income.

      >> Net interest income grew 45 percent to $355 million primarily attributable to trading-related activities.

      >> Increases in equity and equity derivative trading account profits and higher investment and brokerage services income were more than offset by the decrease in investment banking income resulting in a three percent decrease in noninterest income. The decline in investment banking income reflected improved conditions in the fixed income debt market which was more than offset by weaker demand in syndications and equity underwriting.

o Cash basis earnings decreased two percent for the three months ended March 31, 2001. Revenue growth was more than offset primarily by increases in noninterest expense.

      >> The increase in noninterest expense was primarily due to the build-out of the investment banking platform.

o Shareholder value added decreased $9 million due to lower cash basis earnings.

Global Credit Products

      Global Credit Products provides credit and lending services and includes the corporate industry-focused portfolio, real estate, leasing and project finance.

                    Global Credit Products

------------------------------------------------------------------
                                         Three Months Ended
                                               March 31
                                      ---------------------------
(Dollars in millions)                  2001           2000
------------------------------------------------------------------
Net interest income                       $ 639         $ 643
Noninterest income                          160           176
------------------------------------------------------------------
   Total revenue                            799           819
Cash basis earnings                         259           358
Shareholder value added                     (25)           44
Cash basis efficiency ratio                21.8  %       23.5  %
------------------------------------------------------------------

o Total revenue declined two percent for the three months ended March 31, 2001.

      >> Net interest income remained essentially flat compared to the prior year.

      >> Noninterest income declined nine percent primarily due to lower gains on the leasing portfolio.

o Cash basis earnings declined 28 percent primarily due to an increase in the provision for credit losses of $159 million. This increase in provision was due to credit quality deterioration.

o Shareholder value added declined $69 million as provision expense drove down cash basis earnings.

Global Treasury Services

     Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and public and private companies of all sizes manage their operations and cash flows on a local, regional, national and global level.

                 Global Treasury Services

------------------------------------------------------------------
                                         Three Months Ended
                                              March 31
                                   -------------------------------
(Dollars in millions)                     2001           2000
------------------------------------------------------------------
Net interest income                       $ 151         $ 137
Noninterest income                          198           190
------------------------------------------------------------------
   Total revenue                            349           327
Cash basis earnings                          61            73
Shareholder value added                      45            58
Cash basis efficiency ratio                73.2  %       78.2  %
------------------------------------------------------------------

o Revenue increased seven percent led by increases in both net interest income and noninterest income for the three months ended March 31, 2001.

      >> Net interest income increased 10 percent primarily due to growth in deposit balances.

      >> Noninterest income increased four percent due to an increase in corporate service charges driven by an increase in non-deposit and deposit account service charges and bankers' acceptances and letters of credit fees.

o Cash basis earnings declined 16 percent for the three months ended March 31, 2001. Revenue growth and flat expenses were offset by higher provision for credit losses as reductions in exposure in the first quarter of 2000 drove credit provisions lower.

o Shareholder value added declined $13 million due to the decrease in cash basis earnings.


Equity Investments

      Equity Investments includes Principal Investing, which is comprised of a diversified portfolio of companies at all stages of the business cycle, from start up to buyout. Investments are made on both a direct and indirect basis in the U.S. and overseas. Direct investing activity focuses on playing an active role in the strategic and financial direction of the portfolio company as well as providing broad business experience and access to the Corporation's global resources. Indirect investments represent passive limited partnership stakes in funds managed by experienced third party private equity investors who act as general partners. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio in addition to other parent company investments.

                      Equity Investments

------------------------------------------------------------------
                                         Three Months Ended
                                              March 31
                                      -----------------------------
(Dollars in millions)                     2001           2000
------------------------------------------------------------------
Net interest income                       $ (42)        $ (28)
Noninterest income                          147           552
------------------------------------------------------------------
   Total revenue                            105           524
Cash basis earnings                          38           304
Shareholder value added                     (29)          252
Cash basis efficiency ratio                45.1  %        4.8  %
------------------------------------------------------------------


o For the three months ended March 31, 2001, both revenue and cash basis earnings decreased substantially. Total revenue decreased 80 percent and cash basis earnings decreased 88 percent due to lower equity investment gains.

>> Net interest income consists primarily of the funding cost associated with the carrying value of investments.

>> Equity investment gains decreased $406 million to $141 million and primarily included a gain in the parent company portfolio of $140 million related to the sale of an interest in the Star Systems ATM network.

>> Shareholder value added declined $281 million reflecting lower market-related revenue.

Corporate Other

       The Corporate Other segment consists primarily of certain residential mortgages originated by the mortgage group (not from retail branch originations) as these instruments are used for balance sheet and interest rate risk management. This unit also includes the earnings associated with unassigned capital, certain expenses that have not been allocated to any particular business segment and other corporate transactions. Corporate Other results for the three months ended March 31, 2001 include a pre-tax $106 million transition adjustment loss related to the implementation of SFAS 133. See Note Nine of the consolidated financial statements for additional information on the Corporate Other segment.

Results of Operations

Net Interest Income

      An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the most recent five quarters is presented in Table Four.

      As reported, net interest income on a taxable-equivalent basis increased $145 million to $4.7 billion for the three months ended March 31, 2001 compared to the same period in 2000. Management also reviews "core net interest income," which adjusts reported net interest income for the impact of trading-related activities, securitizations, asset sales and divestitures. For purposes of internal analysis, management combines trading-related net interest income with trading account profits, as discussed in the "Noninterest Income" section on page 38, as trading strategies are typically evaluated based on total revenue. The determination of core net interest income also requires adjustment for the impact of securitizations (primarily home equity and credit card), asset sales (primarily residential mortgage and commercial real estate loans) and divestitures. Net interest income associated with assets that have been securitized is predominantly offset in noninterest income, as the Corporation takes on the role of servicer and records servicing income and gains on securitizations, where appropriate.

      Table Three below provides a reconciliation between net interest income on a taxable-equivalent basis presented in Table Four and core net interest income for the three months ended March 31, 2001 and 2000:

Table Three
Net Interest Income
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                              March 31
                                                     ------------------------    Increase/
(Dollars in millions)                                  2001           2000      (Decrease)
-------------------------------------------------------------------------------------------
Net interest income
As reported (1)                                      $ 4,721        $ 4,576       3.17 %
Less: Trading-related net interest income               (322)          (227)
Add:  Impact of securitizations, asset sales
             and divestitures                             41              -
-------------------------------------------------------------------------------------------
 Core net interest income                            $ 4,440        $ 4,349       2.09 %
-------------------------------------------------------------------------------------------

Average earning assets
As reported                                        $ 561,427       $563,170      (0.31)%
Less: Trading-related earning assets                (121,861)      (111,884)
Add:  Earning assets securitized, sold
             and divested                             17,515            262
-------------------------------------------------------------------------------------------
 Core average earning assets                       $ 457,081       $451,548       1.23 %
-------------------------------------------------------------------------------------------

Net interest yield on earning assets (1,2)
As reported                                             3.39 %         3.26 %       13 bp
Add: Impact of trading-related activities                .64            .61          3
         Impact of securitizations, asset sales
            and divestitures                           (0.07)             -         (7)
-------------------------------------------------------------------------------------------
 Core net interest yield on earning assets              3.96 %         3.87 %        9 bp
-------------------------------------------------------------------------------------------

(1)   Net interest income is presented on a taxable-equivalent basis.
(2)   bp denotes basis points; 100 bp equals 1%.


      Core net interest income on a taxable-equivalent basis was $4.4 billion for the three months ended March 31, 2001 compared to $4.3 billion for the same period in 2000, an increase of $91 million. Managed loan growth, particularly in the consumer Banking Regions, and higher levels of customer-based deposits and equity were partially offset by the impact of deposit pricing initiatives, deterioration in auto lease residual values and the cost of share repurchases.

      Core average earning assets were $457.1 billion for the three months ended March 31, 2001, an increase of $5.6 billion, compared to $451.5 billion for the same period in 2000, primarily reflecting managed loan growth of five percent. Managed consumer loans increased nine percent, led by growth in residential mortgages, home equity lines and bankcard receivables. Loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize certain loan portfolios, and the management of borrower, industry, product and geographic concentrations.

      The core net interest yield increased nine basis points to 3.96 percent for the three months ended March 31, 2001 compared to 3.87 percent for the same period in 2000, mainly due to higher levels of core funding sources and improved balance sheet mix.


Provision for Credit Losses

      The provision for credit losses totaled $835 million for the three months ended March 31, 2001, compared to $420 million for the same period in 2000. The increase in the provision for credit losses was due to the increase in net charge-offs as well as additional provision expense of $63 million recorded to increase the allowance for credit losses given the continued deterioration in credit quality and uncertainty surrounding the current economic environment. Total net charge-offs were $772 million for the three months ended March 31, 2001, compared to $420 million for the same period in 2000. The increase in net charge-offs was driven primarily by increases in net charge-offs in the commercial-domestic, consumer finance and bankcard portfolios. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Credit Risk Management and Credit Portfolio Review" section beginning on page 45.


Gains (Losses) on Sales of Securities

      Losses on sales of securities were $8 million for the three months ended March 31, 2001, compared to gains on sales of securities of $6 million for the same period in 2000.

Table Four
Quarterly Average Balances and Interest Rates - Taxable-Equivalent Basis
--------------------------------------------------------------------------------

                                                                             First Quarter 2001             Fourth Quarter 2000
                                                                     ---------------------------------------------------------------
                                                                                  Interest                        Interest
                                                                       Average     Income/    Yield/    Average    Income/   Yield/
(Dollars in millions)                                                  Balance     Expense     Rate     Balance    Expense    Rate
------------------------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments                   $6,675      $ 102      6.17 %    $ 5,663     $ 99     6.96 %
Federal funds sold and securities purchased under
      agreements to resell                                              31,903        435      5.48       37,936      551     5.79
Trading account assets                                                  62,491        852      5.49       53,251      758     5.68
Securities(1)                                                           55,221        860      6.26       79,501    1,205     6.05
Loans and leases (2):
    Commercial - domestic                                              144,404      2,813      7.90      147,336    3,034     8.19
    Commercial - foreign                                                29,540        515      7.06       30,408      560     7.32
    Commercial real estate  - domestic                                  25,989        530      8.27       27,220      622     9.09
    Commercial real estate - foreign                                       300          6      7.82          264        6     8.44
------------------------------------------------------------------------------------------------------------------------------------
       Total commercial                                                200,233      3,864      7.82      205,228    4,222     8.18
------------------------------------------------------------------------------------------------------------------------------------
    Residential mortgage                                                82,710      1,532      7.43       92,679    1,733     7.47
    Home equity lines                                                   21,744        467      8.71       21,117      483     9.11
    Direct/Indirect consumer                                            40,461        784      7.86       40,390      843     8.30
    Consumer finance                                                    25,947        589      9.08       25,592      570     8.91
    Bankcard                                                            14,464        443     12.41       12,295      384    12.43
    Foreign consumer                                                     2,330         43      7.54        2,248       48     8.49
------------------------------------------------------------------------------------------------------------------------------------
       Total consumer                                                  187,656      3,858      8.29      194,321    4,061     8.34
------------------------------------------------------------------------------------------------------------------------------------
            Total loans and leases                                     387,889      7,722      8.05      399,549    8,283     8.26
------------------------------------------------------------------------------------------------------------------------------------
Other earning assets                                                    17,248        352      8.28       14,828      335     9.00
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets (3)                                        561,427     10,323      7.42      590,728   11,231     7.58
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                               23,020                            23,458
Other assets, less allowance for credit losses                          64,251                            63,272
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                   $648,698                          $677,458
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                             $20,406         61      1.21     $ 22,454       80     1.42
   NOW and money market deposit accounts                               107,015        808      3.06      101,376      788     3.09
   Consumer CDs and IRAs                                                77,772      1,068      5.57       78,298    1,105     5.62
   Negotiable CDs, public funds and other time deposits                  7,137        108      6.16        7,570      127     6.68
------------------------------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                        212,330      2,045      3.91      209,698    2,100     3.98
------------------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                                   24,358        332      5.53       26,223      424     6.43
   Governments and official institutions                                 3,993         52      5.27        5,884       61     4.14
   Time, savings and other                                              22,506        284      5.11       24,064      339     5.62
------------------------------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                          50,857        668      5.32       56,171      824     5.84
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                            263,187      2,713      4.18      265,869    2,924     4.38
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
      to repurchase and other short-term borrowings                     94,792      1,377      5.89      122,680    1,942     6.30
Trading account liabilities                                             28,407        290      4.14       27,548      285     4.13
Long-term debt (5)                                                      73,752      1,222      6.63       73,041    1,322     7.24
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities (6)                          460,138      5,602      4.92      489,138    6,473     5.27
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                         92,431                            91,685
   Other liabilities                                                    48,263                            48,996
   Shareholders' equity                                                 47,866                            47,639
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                     $648,698                          $677,458
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                            2.50                           2.31
Impact of noninterest-bearing sources                                                           .89                            .90
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                                 $4,721      3.39 %              $4,758     3.21 %
------------------------------------------------------------------------------------------------------------------------------------

                                                                          Third Quarter 2000                Second Quarter 2000
                                                                  ------------------------------------------------------------------
                                                                               Interest                           Interest
                                                                    Average     Income/    Yield/      Average     Income/   Yield/
(Dollars in millions)                                               Balance     Expense     Rate       Balance     Expense    Rate
------------------------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments                $ 4,700      $ 83      6.97 %      $ 4,578      $ 79     7.02 %
Federal funds sold and securities purchased under
      agreements to resell                                            40,763       633      6.20         43,983       595     5.43
Trading account assets                                                53,793       749      5.55         48,874       702     5.77
Securities(1)                                                         83,728     1,276      6.08         85,460     1,293     6.06
Loans and leases (2):
    Commercial - domestic                                            151,903     3,151      8.26        148,034     3,016     8.19
    Commercial - foreign                                              29,845       555      7.39         29,068       515     7.12
    Commercial real estate  - domestic                                26,113       597      9.09         25,497       563     8.88
    Commercial real estate - foreign                                     235         5      8.30            376         8     9.15
------------------------------------------------------------------------------------------------------------------------------------
       Total commercial                                              208,096     4,308      8.24        202,975     4,102     8.13
------------------------------------------------------------------------------------------------------------------------------------
    Residential mortgage                                              94,380     1,759      7.45         91,825     1,696     7.40
    Home equity lines                                                 20,185       466      9.18         19,067       422     8.91
    Direct/Indirect consumer                                          41,905       848      8.06         41,757       867     8.36
    Consumer finance                                                  25,049       559      8.93         24,123       545     9.03
    Bankcard                                                          10,958       344     12.49          9,429       279    11.87
    Foreign consumer                                                   2,190        48      8.79          2,228        48     8.81
------------------------------------------------------------------------------------------------------------------------------------
       Total consumer                                                194,667     4,024      8.25        188,429     3,857     8.21
------------------------------------------------------------------------------------------------------------------------------------
            Total loans and leases                                   402,763     8,332      8.24        391,404     7,959     8.17
------------------------------------------------------------------------------------------------------------------------------------
Other earning assets                                                  11,501       241      8.39          8,191       176     8.53
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets (3)                                      597,248    11,314      7.55        582,490    10,804     7.45
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                             24,191                             25,605
Other assets, less allowance for credit losses                        63,578                             64,493
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                 $685,017                           $672,588
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                          $ 23,195        78      1.33       $ 23,936        78     1.32
   NOW and money market deposit accounts                              99,710       740      2.96        100,186       734     2.94
   Consumer CDs and IRAs                                              77,864     1,083      5.53         77,384     1,034     5.38
   Negotiable CDs, public funds and other time deposits                8,598       140      6.46          7,361       111     6.09
------------------------------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                      209,367     2,041      3.88        208,867     1,957     3.77
------------------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                                 18,845       286      6.03         15,823       232     5.92
   Governments and official institutions                              11,182       177      6.30          9,885       151     6.12
   Time, savings and other                                            25,972       364      5.58         27,697       380     5.51
------------------------------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                        55,999       827      5.87         53,405       763     5.74
------------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                          265,366     2,868      4.30        262,272     2,720     4.17
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
      to repurchase and other short-term borrowings                  136,007     2,223      6.51        135,817     1,990     5.89
Trading account liabilities                                           24,233       237      3.88         20,532       189     3.70
Long-term debt (5)                                                    74,022     1,344      7.26         69,779     1,210     6.94
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities (6)                        499,628     6,672      5.32        488,400     6,109     5.02
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                       91,368                             91,154
   Other liabilities                                                  46,286                             45,922
   Shareholders' equity                                               47,735                             47,112
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                   $685,017                           $672,588
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                         2.23                              2.43
Impact of noninterest-bearing sources                                                        .87                               .80
------------------------------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                              $4,642      3.10 %                 $4,695     3.23 %
------------------------------------------------------------------------------------------------------------------------------------

                                                                              First Quarter 2000
                                                                   -----------------------------------------
                                                                                     Interest
                                                                       Average        Income/      Yield/
(Dollars in millions)                                                  Balance        Expense       Rate
------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments                   $ 4,504         $ 75        6.65 %
Federal funds sold and securities purchased under
      agreements to resell                                               45,459          575        5.07
Trading account assets                                                   39,733          542        5.47
Securities(1)                                                            88,211        1,337        6.08
Loans and leases (2):
    Commercial - domestic                                               145,362        2,824        7.81
    Commercial - foreign                                                 27,927          486        6.99
    Commercial real estate  - domestic                                   24,664          517        8.43
    Commercial real estate - foreign                                        344            8        9.29
------------------------------------------------------------------------------------------------------------
       Total commercial                                                 198,297        3,835        7.78
------------------------------------------------------------------------------------------------------------
    Residential mortgage                                                 85,427        1,566        7.34
    Home equity lines                                                    17,573          377        8.62
    Direct/Indirect consumer                                             41,858          887        8.52
    Consumer finance                                                     22,798          486        8.53
    Bankcard                                                              8,404          234       11.22
    Foreign consumer                                                      2,227           50        9.00
------------------------------------------------------------------------------------------------------------
       Total consumer                                                   178,287        3,600        8.10
------------------------------------------------------------------------------------------------------------
            Total loans and leases                                      376,584        7,435        7.93
------------------------------------------------------------------------------------------------------------
Other earning assets                                                      8,679          174        8.11
------------------------------------------------------------------------------------------------------------
       Total earning assets (3)                                         563,170       10,138        7.23
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                25,830
Other assets, less allowance for credit losses                           62,019
------------------------------------------------------------------------------------------------------------
       Total assets                                                    $651,019
------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                             $ 24,237           78        1.29
   NOW and money market deposit accounts                                 98,424          679        2.78
   Consumer CDs and IRAs                                                 76,074          983        5.20
   Negotiable CDs, public funds and other time deposits                   6,966          103        5.93
------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                         205,701        1,843        3.60
------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits (4):
   Banks located in foreign countries                                    14,180          188        5.33
   Governments and official institutions                                  8,745          124        5.72
   Time, savings and other                                               26,382          340        5.17
------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                           49,307          652        5.31
------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                             255,008        2,495        3.93
------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
      to repurchase and other short-term borrowings                     131,517        1,802        5.51
Trading account liabilities                                              23,013          181        3.16
Long-term debt (5)                                                       64,256        1,084        6.75
------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities (6)                           473,794        5,562        4.72
------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                          90,366
   Other liabilities                                                     40,829
   Shareholders' equity                                                  46,030
------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                      $651,019
------------------------------------------------------------------------------------------------------------
Net interest spread                                                                                 2.51
Impact of noninterest-bearing sources                                                                .75
------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                                    $4,576        3.26 %
------------------------------------------------------------------------------------------------------------

(1) The average balance and yield on securities are based on the average of historical amortized cost balances.

(2) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.

(3) Interest income includes taxable-equivalent basis adjustments of $82 in the first quarter of 2001 and $94, $79, $78 and $71 in the fourth, third, second and first quarters of 2000, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying assets $27 in the first quarter of 2001 and $(31), $(13), $(11) and $7 in the fourth, third, second and first quarters of 2000, respectively.

(4)   Primarily consists of time deposits in denominations of $100,000 or more.

(5)   Long-term debt includes trust preferred securities.

(6) Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $23 in the first quarter of 2001 and $(7), $(16), $(5) and $(8) in the fourth, third, second and first quarters of 2000, respectively.

Noninterest Income

      As presented in Table Five, noninterest income decreased $285 million to $3.8 billion for the three months ended March 31, 2001 from the comparable 2000 period. The decrease in noninterest income for the three months ended March 31, 2001 reflects declines in equity investment gains, investment banking income, trading account profits and other income. These decreases were partially offset by increases in service charges, card income, investment and brokerage services and mortgage banking income.

Table Five
Noninterest Income

----------------------------------------------------------------------------------------------------
                                                        Three Months
                                                       Ended March 31       Increase/(Decrease)
                                                  --------------------------------------------------
(Dollars in millions)                                2001         2000        Amount   Percent
----------------------------------------------------------------------------------------------------
Consumer service charges                                $ 694        $ 618         $76     12.3 %
Corporate service charges                                 499          475          24      5.1
----------------------------------------------------------------------------------------------------
   Total service charges                                1,193        1,093         100      9.1
----------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                379          364          15      4.1
Corporate investment and brokerage services               136          121          15     12.4
----------------------------------------------------------------------------------------------------
   Total investment and brokerage services                515          485          30      6.2
----------------------------------------------------------------------------------------------------
Mortgage banking income                                   151          128          23     18.0
Investment banking income                                 346          397         (51)   (12.8)
Equity investment gains                                   147          563        (416)   (73.9)
Card income                                               573          484          89     18.4
Trading account profits(1)                                699          743         (44)    (5.9)
Other income                                              156          172         (16)    (9.3)
----------------------------------------------------------------------------------------------------
     Total                                             $3,780       $4,065       $(285)    (7.0)%
----------------------------------------------------------------------------------------------------

(1) Trading account profits include the $83 million SFAS 133 transition adjustment net loss. The components of the transition adjustment by business segment are a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Commercial and Investment Banking and a loss of $106 million for Corporate Other.

      The following section discusses the noninterest income results of the Corporation's four business segments, as well as other income for the total Corporation. For additional business segment information, see "Business Segment Operations" beginning on page 23.

Consumer and Commercial Banking

o Noninterest income for Consumer and Commercial Banking increased $319 million to $2.0 billion for the three months ended March 31, 2001 from the comparable 2000 period. Strong gains in card income, higher service charges and improved mortgage banking results were partially offset by $35 million in losses related to the closing of the Corporation's Price Auto Outlet business.

      >> Card income includes interchange income, credit and debit card fees and merchant discount fees. Card income increased $89 million to $573 million primarily due to new account growth in both credit and debit card and increased purchase volume on existing accounts. Growth in income for the core portfolio is being generated through traditional marketing channels, expanding relationships with existing customers and leveraging the franchise network. Card income includes activity from the securitized portfolio of $58 million and $39 million for the three months ended March 31, 2001 and 2000, respectively. These amounts are primarily made up of revenues from the securitized credit card portfolio offset by charge-offs and interest expense paid to the bondholders. The $19 million increase in the securitized portfolio revenue was primarily due to lower net charge-offs.

      >> Service charges include deposit account service charges, non-deposit service charges and fees and bankers' acceptances and letters of credit fees. Service charges increased $89 million to $901 million for the three months ended March 31, 2001 due to an increase in both consumer and corporate service charges. Consumer service charges increased $75 million primarily due to overdraft charges. Corporate service charges increased $14 million primarily attributable to deposit account service charges.

      >> Mortgage banking results improved for the three months ended March 31, 2001, primarily reflecting higher servicing levels and origination activity and the net mark-to-market adjustments on mortgage banking assets and the related instruments used to economically hedge mortgage banking assets. These mark-to-market adjustments are included in trading account profits. The average managed portfolio of mortgage loans serviced increased $14.5 billion to $337.8 billion. Total production of first mortgage loans originated through the Corporation increased $3.6 billion to $17.0 billion, reflecting an increase in refinancings as a result of a general decrease in levels of interest rates. First mortgage loan origination volume was composed of approximately $7.0 billion of retail loans and $10.0 billion of correspondent and wholesale loans.

Asset Management

o Noninterest income for Asset Management increased $12 million to $416 million for the three months ended March 31, 2001 compared to the same period in 2000. The increase was primarily attributable to increased investment and brokerage services.

      >> Income from investment and brokerage services includes personal and institutional asset management fees and consumer brokerage income. Income from investment and brokerage services increased $7 million to $378 million. This increase was largely due to new asset management business and the completed acquisition of Marsico, partially offset by lower broker activity due to decreased trade volume and significant market decline. Assets under management were $286 billion and $262 billion at March 31, 2001 and March 31, 2000, respectively.

Global Corporate and Investment Banking

o Noninterest income for Global Corporate and Investment Banking decreased $39 million to $1.4 billion for the three months ended March 31, 2001 compared to the same period in 2000. The decrease was primarily due to a decline in investment banking income, partially offset by increases in trading account profits and corporate service charges.

      >> Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, includes neither the net interest recognized on interest-earning and interest-bearing trading positions, nor the related funding charge or benefit. Trading account profits, as well as trading-related net interest income ("trading-related revenue"), are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities.

o Trading-related revenue increased $108 million to $1.1 billion for the three months ended March 31, 2001, due to increases in fixed income, commodities and other contracts and equities and equity derivatives, offset by decreases in interest rate contracts and foreign exchange contracts. Fixed income increased $92 million to $260 million primarily attributable to an increase in market liquidity from new issue activity as a result of lower interest rates. Commodities and other revenue increased $42 million to $52 million attributable to the volatility seen in the energy markets during the first quarter of this year. Revenue from equities and equity derivatives increased $35 million to $330 million. The increase reflects a strong mixture of client initiated deals. The Corporation acted as manager on 40 percent of equity transactions in the first quarter, compared to 22 percent last year. Income from interest rate contracts decreased $49 million to $262 million. The decline in interest rates early in the year benefited interest rate derivative groups, but this was more than offset by the prior year's Y2K activity as market participants moved back into the market. Foreign exchange revenue decreased $12 million to $147 million due primarily to the prior year's Y2K activity, which was partially offset by strong sales activity in 2001. Trading account profits for the three months ended March 31, 2001 included a $19 million transition adjustment gain resulting from the adoption of SFAS 133.

-------------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31
                                                    ---------------------
(Dollars in millions)                                 2001        2000
-------------------------------------------------------------------------
Trading account profits - as reported                  $729        $716
Net interest income                                     322         227
-------------------------------------------------------------------------
   Total trading-related revenue                     $1,051        $943
-------------------------------------------------------------------------
Trading-related revenue by product
Foreign exchange contracts                             $147        $159
Interest rate contracts                                 262         311
Fixed income                                            260         168
Equities and equity derivatives                         330         295
Commodities and other                                    52          10
-------------------------------------------------------------------------
   Total trading-related revenue                     $1,051        $943
-------------------------------------------------------------------------

o Investment banking income decreased $51 million to $346 million for the three months ended March 31, 2001. The decrease reflected weaker demand in certain markets. Securities underwriting fees increased $12 million to $191 million, attributable to growth in high grade and high yield underwriting. Syndication fees decreased $76 million to $55 million due to an overall slow start in 2001. Advisory services fees decreased $7 million to $65 million. Investment banking income by major activity follows:

--------------------------------------------------------
                                    Three Months Ended
                                        March 31
                                   ---------------------
(Dollars in millions)                2001        2000
--------------------------------------------------------
Investment banking income
Securities underwriting               $191        $179
Syndications                            55         131
Advisory services                       65          72
Other                                   35          15
--------------------------------------------------------
Total                                 $346        $397
--------------------------------------------------------


o Corporate service charges increased $12 million to $273 million for the three months ended March 31, 2001, driven by an increase in non-deposit and deposit account service charges and bankers' acceptances and letters of credit fees.

Equity Investments

o Noninterest income for Equity Investments decreased $405 million to $147 million for the three months ended March 31, 2001 compared to the same period in 2000. This decrease was driven by a sharp decline in equity investment gains driven by weaker equity markets.

      >> Equity investment gains decreased $406 million to $141 million and primarily included a gain in the parent company portfolio of $140 million related to the sale of an interest in the Star Systems ATM network.

Other Noninterest Expense

      As presented in Table Six, the Corporation's other noninterest expense increased $31 million to $4.7 billion for the three months ended March 31, 2001 compared to the same period in 2000. Other noninterest expense increased by less than one percent due to the impact of productivity initiatives being offset by investments in growth businesses such as Asset Management, Card Services, investment banking and bankofamerica.com.

Table Six
Other Noninterest Expense

-----------------------------------------------------------------------------------------
                                             Three Months
                                            Ended March 31         Increase/(Decrease)
                                      ---------------------------------------------------
(Dollars in millions)                   2001          2000         Amount    Percent
-----------------------------------------------------------------------------------------
Personnel                                $2,401          $2,534      $ (133)     (5.2)%
Occupancy                                   433             418          15       3.6
Equipment                                   291             301         (10)     (3.3)
Marketing                                   177             119          58      48.7
Professional fees                           126             105          21      20.0
Amortization of intangibles                 223             217           6       2.8
Data processing                             190             159          31      19.5
Telecommunications                          119             131         (12)     (9.2)
Other general operating                     545             515          30       5.8
General administrative and other            149             124          25      20.2
-----------------------------------------------------------------------------------------
     Total                               $4,654          $4,623         $31        .7 %
-----------------------------------------------------------------------------------------


o Personnel expense decreased $133 million to $2.4 billion for the three months ended March 31, 2001, primarily attributable to the results of the productivity initiatives. At March 31, 2001, the Corporation had approximately 144,000 full-time equivalent employees compared to approximately 153,000 at March 31, 2000.

o Marketing expense increased $58 million to $177 million for the three months ended March 31, 2001, primarily due to brand campaign expenses.

o Professional fees increased $21 million to $126 million for the three months ended March 31, 2001, primarily reflecting higher expenses in Equity Investments due to the build-out of bankofamerica.com, Global Corporate and Investment Banking and Asset Management.

o Data processing expense increased $31 million to $190 million for the three months ended March 31, 2001, primarily due to higher outsourced processing expense as a result of the outsourcing of personnel services to Exult, Inc. and higher expense in the Technology and Operations Group.

o General administrative and other expense increased $25 million to $149 million for the three months ended March 31, 2001, primarily due to increased travel expense in Global Corporate and Investment Banking, Consumer and Commercial Banking and Corporate Other.

Income Taxes

      The Corporation's income tax expense for the three months ended March 31, 2001 was $1.1 billion for an effective tax rate of 36.0 percent compared to $1.3 billion for an effective tax rate of 36.6 percent for the same period in 2000.


Balance Sheet Review and Liquidity Risk Management

      The Corporation utilizes an integrated approach in managing its balance sheet that includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The Corporation restructured its balance sheet over the last twelve months, keeping risk-weighted assets relatively flat while reductions in categories with lower returns were offset by underlying core growth. Going forward, the Corporation expects that the balance sheet will begin to rise modestly led by growth in securities and consumer loans. The discussion of average balances below compares the three months ended March 31, 2001 to the same period in 2000. With the exception of average managed loans, the average balances discussed below can be derived from Table Four.

      Average loans and leases, the Corporation's primary use of funds, increased $11.3 billion to $387.9 billion for the three months ended March 31, 2001. Adjusting for securitizations, sales and divestitures, average managed loans and leases increased $19.8 billion to $409.3 billion for the three months ended March 31, 2001. This increase was primarily due to growth in average managed consumer loans.

      Consumer loans increased nine percent in the three months ended March 31, 2001, reflecting increases in each of the consumer loan portfolios. Average managed residential mortgages increased $5.6 billion to $85.7 billion as strong growth in the first half of 2000 was partially offset by the effects of the decision to sell the bulk of the Corporation's mortgage company originations during the latter half of 2000. Average managed home equity lines increased $4.2 billion to $21.7 billion, driven by the impact of new marketing programs implemented in mid 2000 and lower prepayments. Average managed bankcard loans increased $4.0 billion to $23.0 billion, resulting from deepening customer relationships as well as new volume growth. Average managed consumer finance loans increased $1.4 billion to $32.9 billion, and average managed direct/indirect consumer loans increased $1.0 billion to $41.1 billion.

      Average managed commercial loans increased $3.5 billion to $202.4 billion for the three months ended March 31, 2001. The increase was centered primarily in the commercial - foreign and commercial real estate - domestic portfolios in the Global Corporate and Investment Banking business segment. Average managed commercial - domestic loans remained relatively flat at $146.6 billion, reflecting the Corporation's effort to reduce the corporate portfolio and exit less profitable relationships.

      The average securities portfolio for the three months ended March 31, 2001 decreased $33.0 billion to $55.2 billion. As a percentage of total uses of funds, the average securities portfolio decreased by five percent to nine percent for the three months ended March 31, 2001. See the following "Securities" section for additional information on the securities portfolio.

      Average other assets and cash and cash equivalents remained relatively stable as it decreased $578 million to $87.3 billion for the three months ended March 31, 2001.

      At March 31, 2001, cash and cash equivalents were $23.3 billion, a decrease of $4.2 billion from December 31, 2000. During the three months ended March 31, 2001, net cash used in operating activities was $3.9 billion, net cash provided by investing activities was $31.7 billion and net cash used in financing activities was $31.9 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows of the consolidated financial statements.

      Average levels of customer-based deposits increased $8.7 billion to $304.8 billion for the three months ended March 31, 2001, primarily due to increases in consumer money market savings accounts which reflect the success of the new deposit pricing strategy. As a percentage of total sources of funds, average levels of customer-based deposits increased by two percent to 47 percent for the three months ended March 31, 2001.

      Average levels of market-based funds decreased $29.8 billion for the three months ended March 31, 2001 to $174.1 billion, primarily driven by the decline in securities sold under agreements to repurchase. In addition, average levels of long-term debt increased $9.5 billion to $73.8 billion for the three months ended March 31, 2001, mainly as a result of borrowings to fund earning asset growth and business development opportunities, build liquidity, repay maturing debt and fund share repurchases.


      In conjunction with its funding activities, the Corporation carefully monitors its liquidity position - the ability to fulfill its cash requirements. The Corporation assesses its liquidity requirements and modifies its assets and liabilities accordingly. This process, coupled with the Corporation's ability to raise capital and debt financing, is designed to cover the liquidity needs of the Corporation. The Corporation also takes into consideration the ability of its subsidiary banks to pay dividends to the Corporation. For additional information on the dividend capabilities of subsidiary banks, see Note Fourteen of the Corporation's 2000 Annual Report on Form 10-K. Management believes that the Corporation's sources of liquidity are more than adequate to meet its cash requirements.

Securities

      The securities portfolio at March 31, 2001 consisted of available-for-sale securities totaling $49.2 billion compared to $64.7 billion at December 31, 2000. Held-to-maturity securities totaled $1.2 billion at March 31, 2001 and December 31, 2000.

      The valuation allowance for available-for-sale and marketable equity securities is included in shareholders' equity. At March 31, 2001, the valuation allowance consisted of unrealized losses of $177 million, net of related income taxes of $100 million, primarily reflecting $211 million of pre-tax net unrealized losses on available-for-sale securities and $66 million pre-tax net unrealized losses on marketable equity securities. At December 31, 2000, the valuation allowance consisted of unrealized losses of $560 million, net of related income taxes of $330 million, primarily reflecting $991 million of pre-tax net unrealized losses on available-for-sale securities and $101 million of pre-tax net unrealized gains on marketable equity securities.

      At March 31, 2001 and December 31, 2000, the market value of the Corporation's held-to-maturity securities reflected pre-tax net unrealized losses of $71 million and $54 million, respectively.

      The estimated average duration of the available-for-sale securities portfolio was 4.03 years at March 31, 2001 compared to 4.13 years at December 31, 2000.

Capital Resources and Capital Management

      Shareholders' equity at March 31, 2001 was $48.9 billion compared to $47.6 billion at December 31, 2000, an increase of $1.3 billion. The increase was primarily due to net earnings (net income less dividends) of $969 million, recognition of $383 million of after-tax net unrealized gains on available-for-sale and marketable equity securities, and net gains on derivatives of $587 million, partially offset by the repurchase of approximately 14 million shares of common stock for approximately $739 million.

      During 2000, the Corporation completed its 1999 stock repurchase plan, and on July 26, 2000, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion. At March 31, 2001 the remaining buyback authority for common stock under the 2000 program totaled $6.1 billion, or 70 million shares. From inception in June 1999 through March 31, 2001, the Corporation had repurchased approximately 160 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $55.33, which reduced shareholders' equity by $8.9 billion and increased earnings per share by approximately $0.06 for the three months ended March 31, 2001. Comparatively, from inception in June 1999 through March 31, 2000, the Corporation had repurchased approximately 98 million shares of its common stock in open market repurchases and under accelerated share repurchase programs at an average per-share price of $58.81, which reduced shareholders' equity by $5.8 billion and increased earnings per share by approximately $0.04 for the three months ended March 31, 2000.

      Presented below are the regulatory risk-based capital ratios and capital amounts for the Corporation and Bank of America, N.A. at March 31, 2001 and December 31, 2000. The Corporation and Bank of America, N.A. were considered "well-capitalized" at March 31, 2001:


-------------------------------------------------------------------------------------------------
                                                   March 31, 2001            December 31, 2000
                                         --------------------------------------------------------
(Dollars in millions)                           Ratio         Amount         Ratio       Amount
-------------------------------------------------------------------------------------------------
Tier 1 Capital
Bank of America Corporation                      7.65 %         $40,769       7.50 %     $40,667
Bank of America, N.A.                            8.01            39,738       7.72        39,178

Total Capital
Bank of America Corporation                     11.84            63,102      11.04        59,826
Bank of America, N.A.                           11.15            55,348      10.81        54,871

Leverage
Bank of America Corporation                      6.41            40,679       6.12        40,667
Bank of America, N.A.                            7.06            39,738       6.59        39,178
-------------------------------------------------------------------------------------------------

      The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At March 31, 2001, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

      At March 31, 2001, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk-based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

Credit Risk Management and Credit Portfolio Review

     The following section discusses credit risk in the loan portfolio. The Corporation's primary credit exposure is focused in its loans and leases portfolio, which totaled $382.7 billion and $392.2 billion at March 31, 2001 and December 31, 2000, respectively. In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Table Seven presents loans and leases, nonperforming assets and net charge-offs by category. Additional information on the Corporation's real estate, industry and foreign exposure can be found in the Concentrations of Credit Risk section beginning on page 52.

Table Seven
Loans and Leases, Nonperforming Assets and Net Charge-offs
--------------------------------------------------------------------------------

                                                                                Loans and Leases            Nonperforming Assets(1)
                                                                   -----------------------------------------------------------------
                                                                          March 31            December 31      March 31  December 31
                                                                            2001                 2000            2001       2000
                                                                   -----------------------------------------------------------------
(Dollars in millions)                                                  Amount  Percent      Amount    Percent   Amount     Amount
------------------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                                                 $140,612    36.7 %   $146,040      37.2 %  $3,110    $2,777
Commercial - foreign                                                    29,064     7.6       31,066       7.9       529       486
Commercial real estate - domestic                                       25,475     6.7       26,154       6.7       206       236
Commercial real estate - foreign                                           330      .1          282        .1         3         3
------------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                  195,481    51.1      203,542      51.9     3,848     3,502
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                    82,032    21.4       84,394      21.5       553       551
Home equity lines                                                       21,775     5.7       21,598       5.5        36        32
Direct/Indirect consumer                                                40,056    10.5       40,457      10.3        19        19
Consumer finance                                                        26,334     6.9       25,800       6.6     1,153     1,095
Bankcard                                                                14,679     3.8       14,094       3.6         -         -
Foreign consumer                                                         2,320      .6        2,308        .6        11         9
------------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                    187,196    48.9      188,651      48.1     1,772     1,706
------------------------------------------------------------------------------------------------------------------------------------
          Total nonperforming loans                                                                               5,620     5,208
------------------------------------------------------------------------------------------------------------------------------------
Foreclosed properties                                                                                               277       249
------------------------------------------------------------------------------------------------------------------------------------
            Total                                                     $382,677   100.0 %   $392,193     100.0 %  $5,897    $5,457
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets as a percentage of:
     Total assets                                                                                                   .97 %     .85  %
     Loans, leases and foreclosed properties                                                                       1.54      1.39
Loans past due 90 days or more and not classified as nonperforming                                                 $527     $ 495
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
                                                                       Net Charge-offs(2)
                                                        ----------------------------------------------------
                                                                  Three Months Ended March 31
                                                                2001                        2000
                                                        ----------------------------------------------------
(Dollars in millions)                                    Amount      Percent        Amount        Percent
------------------------------------------------------------------------------------------------------------
Commercial - domestic                                      $415        1.17 %         $172           .47 %
Commercial - foreign                                         34         .46              5           .08
Commercial real estate - domestic                             6         .09              6           .10
Commercial real estate - foreign                              -           -             (2)          n/m
------------------------------------------------------------------------------------------------------------
     Total commercial                                       455         .92            181           .37
------------------------------------------------------------------------------------------------------------
Residential mortgage                                          6         .03              4           .02
Home equity lines                                             6         .11              3           .07
Direct/Indirect consumer                                     75         .76             91           .88
Consumer finance                                             93        1.45             57          1.01
Bankcard                                                    125        3.51             81          3.86
Other consumer - domestic                                    11         n/m              2             -
Foreign consumer                                              1         .19              1           .12
------------------------------------------------------------------------------------------------------------
     Total consumer                                         317         .68            239           .54
------------------------------------------------------------------------------------------------------------
            Total net charge-offs                          $772         .81 %         $420           .45 %
------------------------------------------------------------------------------------------------------------
Managed bankcard net charge-offs and ratios(3)             $248        4.37 %         $257          5.43 %
------------------------------------------------------------------------------------------------------------

n/m = not meaningful

(1) Balances do not include $144 million and $124 million of loans held for sale, included in other assets at March 31, 2001 and December 31, 2000, respectively, which would have been classified as nonperforming had they been included in loans. The Corporation had approximately $204 million and $390 million of troubled debt restructured loans at March 31, 2001 and December 31, 2000, respectively, which were accruing interest and are not included in nonperforming assets.

(2) Percentage amounts are calculated as annualized net charge-offs divided by average oustanding loans and leases during the period for each loan category.

(3)   Includes both on-balance sheet and securitized loans.

Commercial Portfolio

      At March 31, 2001 and December 31, 2000, total commercial loans outstanding totaled $195.5 billion and $203.5 billion, respectively, or 51 percent and 52 percent of total loans and leases, respectively, of which 85 percent were domestic at both points in time.

      Commercial - domestic loans outstanding totaled $140.6 billion and $146.0 billion at March 31, 2001 and December 31, 2000, respectively, or 37 percent of total loans and leases at both points in time. The Corporation had commercial - domestic loan net charge-offs of $415 million, or 1.17 percent of average commercial - domestic loans, for the three months ended March 31, 2001, compared to $172 million, or 0.47 percent, for the three months ended March 31, 2000. Net charge-offs increased primarily due to a deterioration in credit quality stemming from the weak economic environment. Nonperforming commercial - domestic loans were $3.1 billion, or 2.21 percent of commercial - domestic loans, at March 31, 2001, compared to $2.8 billion, or 1.90 percent, at December 31, 2000. The increase in nonperformers involved the addition of two large credits that recently filed for bankruptcy, one in the utilities industry and another in the chemical and plastics industry, as well as smaller credits across various industries and business segments. Commercial - domestic loans past due 90 days or more and still accruing interest were $149 million at March 31, 2001, compared to $141 million at December 31, 2000, or 0.11 percent and 0.10 percent of commercial - domestic loans, respectively.

      Commercial - foreign loans outstanding totaled $29.1 billion and $31.1 billion at March 31, 2001 and December 31, 2000, respectively, or eight percent of total loans and leases at both points in time. The Corporation had commercial
- foreign loan net charge-offs for the three months ended March 31, 2001 of $34 million, or 0.46 percent of average commercial - foreign loans, compared to $5 million, or 0.08 percent of average commercial - foreign loans, for the three months ended March 31, 2000. Nonperforming commercial - foreign loans were $529 million, or 1.82 percent of commercial - foreign loans, at March 31, 2001, compared to $486 million, or 1.56 percent, at December 31, 2000. Commercial - foreign loans past due 90 days or more and still accruing interest were $31 million at March 31, 2001, compared to $37 million at December 31, 2000, or 0.11 percent and 0.12 percent of commercial - foreign loans, respectively. For additional information, see the International Exposure discussion beginning on page 54.

      Commercial real estate - domestic loans totaled $25.5 billion and $26.2 billion at March 31, 2001 and December 31, 2000, respectively, or seven percent of total loans and leases at both points in time. Net charge-offs remained negligible at $6 million, or 0.09 percent of average commercial real estate - domestic loans, for the three months ended March 31, 2001. Nonperforming commercial real estate - domestic loans were $206 million, or 0.81 percent of commercial real estate - domestic loans, at March 31, 2001, compared to $236 million, or 0.90 percent, at December 31, 2000. At March 31, 2001, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $21 million, or 0.08 percent of total commercial real estate - domestic loans, compared to $16 million, or 0.06 percent, at December 31, 2000. Table Ten displays commercial real estate loans by geographic region and property type, including the portion of such loans which are nonperforming, and other real estate credit exposures.

      Table Eleven presents aggregate commercial loan and lease exposures by certain significant industries.

  Consumer Portfolio

      At March 31, 2001 and December 31, 2000, total consumer loans outstanding totaled $187.2 billion and $188.7 billion, respectively, or 49 percent and 48 percent of total loans and leases, respectively. Approximately 67 percent and 68 percent of these loans were secured by first and second mortgages on residential real estate at March 31, 2001 and December 31, 2000, respectively. Additional information on components of and changes in the Corporation's consumer loan portfolio can be found in the average earning asset discussion within the "Net Interest Income" section on page 34 and the "Balance Sheet Review and Liquidity Risk Management" section on page 43.

      In 1999, the Federal Financial Institutions Examination Council (FFIEC) issued the Uniform Classification and Account Management Policy (the Policy) which provides guidance for and promotes consistency among banks on the charge-off treatment of delinquent and bankruptcy-related consumer loans. The Corporation implemented the Policy in the fourth quarter of 2000, which resulted in accelerated charge-offs in that quarter of $104 million across several product types in the consumer loan portfolio.

      Residential mortgage loans decreased to $82.0 billion at March 31, 2001, compared to $84.4 billion at December 31, 2000, representing 21 percent and 22 percent of total loans and leases, respectively, reflecting the decision to sell the bulk of the Corporation's mortgage company originations. Net charge-offs on residential mortgage loans remained negligible at $6 million, or 0.03 percent of average residential mortgage loans, for the three months ended March 31, 2001. Nonperforming residential mortgage loans increased $2 million to $553 million at March 31, 2001 compared to $551 million at December 31, 2000.

      Home equity loans increased to $21.8 billion at March 31, 2001 compared to $21.6 billion at December 31, 2000, or six percent of total loans and leases at both points in time. Net charge-offs on home equity loans remained negligible at $6 million, or 0.11 percent of average home equity loans, for the three months ended March 31, 2001. Nonperforming home equity loans increased by $4 million to $36 million at March 31, 2001 compared to $32 million at December 31, 2000.

      Consumer finance loans outstanding totaled $26.3 billion and $25.8 billion at March 31, 2001 and December 31, 2000, respectively, or seven percent of total loans and leases at both points in time. Approximately 80 percent of these loans were secured by residential real estate, virtually all first lien, at March 31, 2001 and December 31, 2000. The Corporation had consumer finance net charge-offs of $93 million, or 1.45 percent of average consumer finance loans, for the three months ended March 31, 2001, compared to $57 million, or 1.01 percent, for the three months ended March 31, 2000. These increases reflect the continued seasoning of the portfolio as well as the effect of the FFIEC charge-off policy adopted in the fourth quarter of 2000. Consumer finance nonperforming loans increased to $1.2 billion at March 31, 2001 from $1.1 billion at December 31, 2000.

      Bankcard receivables increased to $14.7 billion at March 31, 2001, compared to $14.1 billion at December 31, 2000. Net charge-offs on bankcard receivables for the three months ended March 31, 2001 increased $44 million from the same period in 2000 to $125 million, or 3.51 percent of average bankcard receivables, a decrease from 3.86 percent for the same period in 2000. The increase in charge-offs was a result of the increase in average bankcard outstandings in first quarter 2001 compared to the same period in 2000. Bankcard loans past due 90 days or more and still accruing interest were $230 million, or
1.57 percent of bankcard receivables, at March 31, 2001, compared to $191 million, or 1.36 percent, at December 31, 2000.

      Other consumer loans, which include direct and indirect consumer and foreign consumer loans, decreased to $42.4 billion at March 31, 2001, compared to $42.8 billion at December 31, 2000. Direct and indirect consumer loan net charge-offs were $75 million, or 0.76 percent of average direct and indirect consumer loans outstanding, for the three months ended March 31, 2001, compared to $91 million, or 0.88 percent of the average balance outstanding, for the comparable period in 2000. Foreign consumer loan net charge-offs were $1 million for the three months ended March 31, 2001 and 2000, or 0.19 percent and 0.12 percent of average foreign consumer loans, respectively.

      Excluding bankcard, total consumer loans past due 90 days or more and still accruing interest were $97 million, or 0.05 percent of total consumer loans, at March 31, 2001, compared to $110 million, or 0.06 percent, at December 31, 2000.

  Nonperforming Assets

      As presented in Table Seven, nonperforming assets increased to $5.9 billion, or 1.54 percent of loans, leases and foreclosed properties, at March 31, 2001 from $5.5 billion, or 1.39 percent, at December 31, 2000. Nonperforming loans increased to $5.6 billion at March 31, 2001 from $5.2 billion at December 31, 2000, primarily due to increases in nonperforming loans in the commercial - domestic portfolio as discussed above. Credit deterioration in loans resulted as companies were affected by the weakening economic environment. Foreclosed properties increased to $277 million at March 31, 2001, compared to $249 million at December 31, 2000.

      Table Eight presents the additions to and reductions in nonperforming assets in the consumer and commercial portfolios during the most recent four quarters.

Table Eight
Nonperforming Assets
---------------------------------------------------------------------------------------------------------------------------------
                                                                           First          Fourth           Third         Second
                                                                          Quarter         Quarter         Quarter        Quarter
(Dollars in millions)                                                      2001            2000            2000           2000
---------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                               $5,457          $4,403          $3,886         $3,481
---------------------------------------------------------------------------------------------------------------------------------
Commercial
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties                              1,315           1,954             913            760
Advances on loans                                                              26              28              19             38
---------------------------------------------------------------------------------------------------------------------------------
Total commercial additions                                                  1,341           1,982             932            798
---------------------------------------------------------------------------------------------------------------------------------
Reductions in nonperforming assets:
Paydowns, payoffs and sales                                                  (429)           (288)           (179)          (164)
Returns to performing status                                                 (126)            (73)            (72)           (69)
Charge-offs(1)                                                               (436)           (774)           (243)          (294)
Transfers to assets held for sale                                               -               -             (63)             -
---------------------------------------------------------------------------------------------------------------------------------
Total commercial reductions                                                  (991)         (1,135)           (557)          (527)
---------------------------------------------------------------------------------------------------------------------------------
Total commercial net additions to nonperforming assets                        350             847             375            271
---------------------------------------------------------------------------------------------------------------------------------
Consumer
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties                                819             834             722            647
---------------------------------------------------------------------------------------------------------------------------------
Total consumer additions                                                      819             834             722            647
---------------------------------------------------------------------------------------------------------------------------------
Reductions in nonperforming assets:
Paydowns, payoffs and sales                                                  (135)            (95)           (110)          (109)
Returns to performing status                                                 (483)           (391)           (402)          (352)
Charge-offs(1)                                                               (101)           (135)            (64)           (51)
Transfers to assets held for sale                                             (10)             (6)             (4)            (1)
---------------------------------------------------------------------------------------------------------------------------------
Total consumer reductions                                                    (729)           (627)           (580)          (513)
---------------------------------------------------------------------------------------------------------------------------------
Total consumer net additions to nonperforming assets                           90             207             142            134
---------------------------------------------------------------------------------------------------------------------------------
Total net additions to nonperforming assets                                   440           1,054             517            405
---------------------------------------------------------------------------------------------------------------------------------
     Balance, end of period                                                $5,897          $5,457          $4,403         $3,886
---------------------------------------------------------------------------------------------------------------------------------
(1) Certain loan products, including commercial bankcard, consumer bankcard and other unsecured loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.


      In order to respond when deterioration of a credit occurs, internal loan workout units are devoted to providing specialized expertise and full-time management and/or collection of certain nonperforming assets as well as certain performing loans. Management believes focused collection strategies and a proactive approach to managing overall problem assets expedites the disposition, collection and renegotiation of nonperforming and other lower-quality assets. As part of this process, management routinely evaluates all reasonable alternatives, including the sale of assets individually or in groups, and selects what it believes to be the optimal strategy.

      Note Five of the consolidated financial statements provides the reported investment in specific loans considered to be impaired at March 31, 2001 and December 31, 2000. The Corporation's investment in specific loans that were considered to be impaired at March 31, 2001 was $4.0 billion, compared to $3.8 billion at December 31, 2000. Commercial - domestic impaired loans increased $185 million to $3.1 billion at March 31, 2001 compared to December 31, 2000. Commercial - foreign impaired loans increased $47 million to $568 million at March 31, 2001 compared to December 31, 2000. Commercial real estate - domestic impaired loans decreased $32 million to $380 million at March 31, 2001 compared to December 31, 2000.

   Allowance for Credit Losses

      The Corporation performs periodic and systematic detailed reviews of its loan and lease portfolios to identify inherent risks in and to assess the overall collectibility of those portfolios. The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. Loss forecast models are utilized for these segments which consider a variety of factors including, but not limited to, anticipated defaults or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type. The remaining portfolios are reviewed on an individual loan basis. Loans subject to individual reviews are analyzed and segregated by risk according to the Corporation's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information (including individual valuations on nonperforming loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan") result in the estimation of specific allowances for credit losses. The Corporation has procedures in place to monitor differences between estimated and actual incurred credit losses. These procedures include detailed periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.

      Portions of the allowance for credit losses are assigned to cover the estimated probable incurred credit losses in each loan and lease category based on the results of the Corporation's detail review process described above. The assigned portion continues to be weighted toward the commercial loan portfolio, which reflects a higher level of nonperforming loans and the potential for higher individual losses. The remaining or unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic conditions. This procedure helps to minimize the risk related to the margin of imprecision inherent in the estimation of the assigned allowances for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflects management's best estimate of incurred credit losses as of the balance sheet date.

      The provision for credit losses increased $415 million to $835 million for the three months ended March 31, 2001, compared to $420 million for the same period in 2000. The increase in the provision was primarily driven by increased credit deterioration as the overall economic environment weakened. The provision for credit losses for the three months ended March 31, 2001 was $63 million in excess of net charge-offs of $772 million as the Corporation increased its allowance for credit losses in response to this continued economic slowdown.

      The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate at this time given its analysis of estimated incurred credit losses at March 31, 2001. Table Nine provides the changes in the allowance for credit losses for the three months ended March 31, 2001 and 2000.

Table Nine
Allowance for Credit Losses
--------------------------------------------------------------------------------------------------------------
                                                                                         Three Months
                                                                                        Ended March 31
                                                                             ---------------------------------
(Dollars in millions)                                                                2001             2000
--------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                 $ 6,838         $ 6,828
--------------------------------------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic                                                                 (416)           (202)
Commercial - foreign                                                                   (39)            (12)
Commercial real estate - domestic                                                       (8)             (8)
--------------------------------------------------------------------------------------------------------------
     Total commercial                                                                 (463)           (222)
--------------------------------------------------------------------------------------------------------------
Residential mortgage                                                                    (9)             (7)
Home equity lines                                                                       (8)             (5)
Direct/Indirect consumer                                                              (116)           (146)
Consumer finance                                                                      (129)            (93)
Bankcard                                                                              (143)            (94)
Other consumer - domestic                                                              (18)             (2)
Foreign consumer                                                                        (1)             (1)
--------------------------------------------------------------------------------------------------------------
     Total consumer                                                                   (424)           (348)
--------------------------------------------------------------------------------------------------------------
          Total loans and leases charged off                                          (887)           (570)
--------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                                    1              30
Commercial - foreign                                                                     5               7
Commercial real estate - domestic                                                        2               2
Commercial real estate - foreign                                                         -               2
--------------------------------------------------------------------------------------------------------------
     Total commercial                                                                    8              41
--------------------------------------------------------------------------------------------------------------
Residential mortgage                                                                     3               3
Home equity lines                                                                        2               2
Direct/Indirect consumer                                                                41              55
Consumer finance                                                                        36              36
Bankcard                                                                                18              13
Other consumer - domestic                                                                7               -
--------------------------------------------------------------------------------------------------------------
     Total consumer                                                                    107             109
--------------------------------------------------------------------------------------------------------------
          Total recoveries of loans and leases previously charged off                  115             150
--------------------------------------------------------------------------------------------------------------
               Net charge-offs                                                        (772)           (420)
--------------------------------------------------------------------------------------------------------------
Provisions for credit losses                                                           835             420
Other, net                                                                              (1)             (1)
--------------------------------------------------------------------------------------------------------------
     Balance, March 31                                                             $ 6,900         $ 6,827
--------------------------------------------------------------------------------------------------------------
Loans and leases outstanding at March 31                                          $382,677        $382,085
Allowance for credit losses as a percentage of loans and leases
    outstanding at March 31                                                           1.80%           1.79%
Average loans and leases outstanding during the period                            $387,889        $376,584
Annualized net charge-offs as a percentage of average outstanding
   loans and leases during the period                                                  .81%            .45%
Allowance for credit losses as a percentage of nonperforming
   loans at end of period                                                           122.78          206.79

Concentrations of Credit Risk

      In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Ten, Eleven and Twelve.

      The Corporation maintains a diverse commercial loan portfolio, representing 51 percent of total loans and leases at March 31, 2001. The largest concentration is in commercial real estate, which represents seven percent of total loans and leases at March 31, 2001. The exposures presented in Table Ten represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposures included in the table do not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

Table Ten
Commercial Real Estate Loans, Foreclosed Properties
and Other Real Estate Credit Exposures
----------------------------------------------------------------------------------------------------------------------------
March 31, 2001

                                                                  Loans                                       Other
                                              -----------------------------------------     Foreclosed        Credit
(Dollars in millions)                                   Outstanding    Nonperforming       Properties (1)   Exposures (2)
----------------------------------------------------------------------------------------------------------------------------
By Geographic Region (3)
California                                                 $5,353          $ 26                  $4             $ 680
Southwest                                                   3,566            17                   -               770
Northwest                                                   2,821            15                   2               179
Florida                                                     2,637            21                   -               173
Midwest                                                     1,964            25                  26               259
Mid-Atlantic                                                1,627            30                   -               457
Carolinas                                                   1,513             3                   -                56
Midsouth                                                    1,314             5                   -               129
Northeast                                                   1,294            63                   -               744
Other states                                                  652             1                  39               110
Non-US                                                        330             3                   -                 9
Geographically diversified                                  2,734             -                   -               314
----------------------------------------------------------------------------------------------------------------------------
     Total                                                $25,805          $209                 $71            $3,880
----------------------------------------------------------------------------------------------------------------------------
By Property Type
Office buildings                                           $5,285           $13                  $1             $ 662
Apartments                                                  4,267             7                   -               892
Shopping centers/retail                                     3,334             3                  17               603
Residential                                                 3,200            29                   -                38
Industrial/warehouse                                        2,541             6                   9               106
Land and land development                                   1,544             2                   8               124
Hotels/motels                                               1,104            28                   9               219
Multiple use                                                  691             1                   -                91
Miscellaneous commercial                                      561             1                   -                26
Unsecured                                                     434             -                   -               669
Non-US                                                        330             3                   -                 9
Other                                                       2,514           116                  27               441
----------------------------------------------------------------------------------------------------------------------------
     Total                                                $25,805          $209                 $71            $3,880
----------------------------------------------------------------------------------------------------------------------------
(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.

      Table Eleven presents aggregate commercial loan and lease exposures by certain significant industries at March 31, 2001 and December 31, 2000. Total commercial loans outstanding, excluding commercial real estate loans, comprised 44 percent and 45 percent of total loans and leases at March 31, 2001 and December 31, 2000, respectively. No commercial industry concentration is greater than three percent of total loans and leases.

      Total loans and leases outstanding at both March 31, 2001 and December 31, 2000 included approximately $5 billion, or 1.3% of total loans and leases, related to the utilities industry on a global basis. This amount included outstanding loans to the California utilities.

Table Eleven
Significant Industry Loans and Leases (1)
--------------------------------------------------------------------------------------------------------------
                                                   March 31, 2001                   December 31, 2000
                                            ------------------------------------------------------------------
                                                            Percent of Total                   Percent of Total
(Dollars in millions)                       Outstanding     Loans and Leases   Outstanding     Loans and Leases
--------------------------------------------------------------------------------------------------------------
Transportation                                  $11,123              2.9 %         $11,704              3.0 %
Media                                             8,926              2.3             9,322              2.4
Business services                                 8,597              2.2             8,883              2.3
Equipment and general manufacturing               8,485              2.2             8,982              2.3
Agribusiness                                      7,360              1.9             7,672              2.0
Telecommunications                                6,850              1.8             6,801              1.7
Autos                                             6,615              1.7             6,741              1.7
Healthcare                                        6,449              1.7             7,201              1.8
Retail                                            6,120              1.6             7,049              1.8
Oil and gas                                       5,175              1.4             5,299              1.4
--------------------------------------------------------------------------------------------------------------
(1) Includes only non-real estate commercial loans and leases.


   International Exposure

      Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries that have been negatively impacted by global economic pressure. These include certain Asian countries as well as countries within Latin America and Europe that have experienced currency and other economic problems.

      In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Twelve sets forth selected regional foreign exposure at March 31, 2001. The countries selected represent those that are sometimes considered as having higher credit and foreign exchange risk. At March 31, 2001, the Corporation's total exposure to these select countries was $28.7 billion, a decrease of $1.6 billion from December 31, 2000, primarily due to reductions in exposure to Japan and certain other countries in Asia and Latin America. Table Twelve is based on the FFIEC's instructions for periodic reporting of foreign exposure.

Table Twelve
Selected Regional Foreign Exposure
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Derivatives                                              Total      Increase/
                                                         (Net                    Total          Gross        Binding     (Decrease)
                             Loans                     Positive    Securities/   Cross-         Local       Exposure        from
                            and Loan       Other       Mark-to-       Other      border        Country      March 31,   December 31,
(Dollars in millions)     Commitments   Financing(1)   Market)     Investments   Exposure(2)   Exposure(3)    2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Region/Country
Asia
China                       $ 98         $ 24           $ 7          $ 79          $ 208          $ 117        $ 325           $ 5
Hong Kong                    222           35            17            89            363          4,206        4,569             5
India                        785           91            47            76            999          1,191        2,190           (19)
Indonesia                    258           25            17            41            341             20          361           (34)
Japan                        661           82           682         4,028          5,453            981        6,434          (660)
Korea (South)                307          831            92            58          1,288            700        1,988          (232)
Malaysia                      60           10             2             -             72            396          468           (54)
Pakistan                      19            -             -             -             19              -           19             1
Philippines                  181           26             3            40            250            123          373           (18)
Singapore                    317            8            61             7            393            943        1,336          (138)
Taiwan                       318           53            30             -            401            659        1,060           (69)
Thailand                      43           12           125            29            209            273          482            75
Other                          1           18             -             -             19            103          122           (10)
-----------------------------------------------------------------------------------------------------------------------------------
Total                    $ 3,270      $ 1,215       $ 1,083       $ 4,447       $ 10,015        $ 9,712     $ 19,727      $ (1,148)
-----------------------------------------------------------------------------------------------------------------------------------
Central and Eastern
  Europe
Russian Federation         $   -        $   -         $   -           $ 4            $ 4          $   -          $ 4           $ 2
Turkey                       264           52             1            19            336              -          336             4
Other                         98            7            10            64            179            120          299            55
-----------------------------------------------------------------------------------------------------------------------------------
Total                      $ 362         $ 59          $ 11          $ 87          $ 519          $ 120        $ 639          $ 61
-----------------------------------------------------------------------------------------------------------------------------------
Latin America
Argentina                  $ 381        $ 112          $ 23          $ 61          $ 577          $ 211        $ 788        $ (286)
Brazil                       865          394           148           371          1,778            531        2,309            45
Chile                        510            8            25             1            544            331          875          (105)
Colombia                     188           20            10             5            223             21          244           (42)
Mexico                     1,396          370            91         1,232          3,089             91        3,180          (256)
Venezuela                    278           14             -           211            503             28          531            52
Other                        190           72            13           121            396              -          396            34
-----------------------------------------------------------------------------------------------------------------------------------
Total                    $ 3,808        $ 990         $ 310       $ 2,002        $ 7,110        $ 1,213      $ 8,323        $ (558)
-----------------------------------------------------------------------------------------------------------------------------------
    Total                $ 7,440      $ 2,264       $ 1,404       $ 6,536       $ 17,644       $ 11,045     $ 28,689      $ (1,645)
------------------------------------------------------------------------------------------------------------------------------------
(1) Includes  acceptances,  standby  letters  of credit,  commercial  letters of credit, and formal guarantees.
(2) Cross-border  exposure  includes  amounts  payable  to  the  Corporation  by residents  of  countries  other  than the one in which the credit is booked, regardless  of the  currency in which the claim is  denominated,  consistent with FFIEC reporting rules.
(3) Gross local country exposure  includes amounts payable to the Corporation by residents  of  countries  in which the credit is booked,  regardless  of the currency in which the claim is  denominated.  Management  does not net local funding or liabilities against local exposures as allowed by the FFIEC.

Market Risk Management

   Overview

      The Corporation is exposed to market risk as a consequence of the normal course of conducting its business activities. Examples of these business activities include market making, underwriting, proprietary trading, and asset/liability management in interest rate, foreign exchange, equity, commodity and credit markets, along with any associated derivative products. Market risk is the potential of loss arising from adverse changes in market rates, prices and liquidity. Financial products that expose the Corporation to market risk include securities, loans, deposits, debt and derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current or future financial commitments or that the Corporation may be more reliant on alternative funding sources such as long-term debt.

   Trading Portfolio

      The Corporation's Board of Directors (the Board) delegates responsibility of the day-to-day management of market risk to the Finance Committee. The Finance Committee has structured a system of independent checks, balances and reporting in order to ensure that the Board's disposition toward market risk is not compromised.

      The objective of Risk Management is to provide senior management with independent, timely assessments of the bottom line impacts of all market risks facing the Corporation and to monitor those impacts against trading limits. Risk Management monitors the changing aggregate position of the Corporation and projects the profit and loss levels that would result from both normal and extreme market moves. In addition, Risk Management is responsible for ensuring that reasonable policies and procedures that are in line with the Board's risk preferences are in place and enforced. These policies and procedures encompass the limit process, risk reporting, new product review and model review.

                 Histogram of Daily Market Risk-Related Revenue
                       Twelve Months Ended March 31, 2001

[Graphic omitted]

Daily Market-Risk Related Revenue      Number
(Dollars in Millions)                  of Days

$-10 to -15                              1
-5 to -10                                4
-5 to 0                                 14
0 to 5                                  36
5 to 10                                 55
10 to 15                                51
15 to 20                                40
20 to 25                                20
25 to 30                                20
30 to 35                                 5
>35                                      4


      Market risk-related revenue includes trading revenue and trading-related net interest income, which encompasses both proprietary trading and customer-related activities. During the first quarter of 2001, the Corporation continued its efforts to build on its client franchise and reduce the proportion of proprietary trading revenue to total revenue. The success of these efforts can be seen in the histogram. During the twelve months ended March 31, 2001, the Corporation recorded positive daily market risk-related revenue for 231 of 250 trading days. Furthermore, of the 19 days that showed negative revenue, only one day was greater than $10 million.

   Value at Risk

      Value at Risk (VAR) is the key measure of market risk for the Corporation. VAR represents the maximum amount that the Corporation has placed at risk of loss, with a 99 percent degree of confidence, in the course of its risk taking activities. Its purpose is to describe the amount of capital required to absorb potential losses from adverse market movements.

      As the following graph shows, during the twelve months ended March 31, 2001, actual market risk-related revenue exceeded VAR measures two days out of 250 total trading days. Given the 99 percent confidence interval captured by VAR, this would be expected to occur approximately once every 100 trading days, or two to three times each year.

Graphic omitted: Line graph representation of Daily Market Risk-Related Revenue and VAR for the twelve months ended March 31, 2001. During the period, the daily market risk-related revenue ranged from negative revenue of $13 million to positive revenue of $38 million. Over the same period, VAR ranged from $25 million to $53 million.

      The following table summarizes the VAR in the Corporation's trading portfolios for the twelve months ended March 31, 2001 and 2000:

Table Thirteen
Trading Activities Market Risk

--------------------------------------------------------------------------------------------------------------
                                                                    Twelve Months Ended March 31
                                              ----------------------------------------------------------------
                                                            2001                           2000
                                              ----------------------------------------------------------------
                                               Average    High       Low         Average    High       Low
(US Dollar equivalents in millions)            VAR (1)   VAR (2)   VAR (2)       VAR (1)   VAR (2)   VAR (2)
--------------------------------------------------------------------------------------------------------------
Interest rate                                     $28.1     $46.2     $16.3         $21.1     $25.5     $15.8
Foreign exchange                                    9.9      18.5       5.0          11.5      21.7       6.9
Commodities                                         2.3       5.2        .5           1.6       5.8        .5
Equities                                           23.9      41.5       5.5          17.6      35.1       6.7
Credit products                                     8.5      16.4       3.0          14.3      18.1       8.9
Real estate/mortgage                                7.9      11.3       2.5           6.8      10.1       2.2
Total trading portfolio                            41.5      53.0      25.1          32.2      46.7      23.5
--------------------------------------------------------------------------------------------------------------
(1)  The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)  The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the portfolio may have occurred on different trading days.


      Total trading portfolio VAR increased during the twelve months ended March 31, 2001 relative to the twelve months ended March 31, 2000. The increase was largely driven by increased activity in the equities and interest rate businesses.

      The following table summarizes the quarterly VAR in the Corporation's trading portfolios for the most recent four quarters:

Table Fourteen
Quarterly Trading Activities Market Risk

---------------------------------------------------------------------------------------------------------------------
                               First Quarter 2001            Fourth Quarter 2000            Third Quarter 2000
                             ----------------------------------------------------------------------------------------

(US Dollar equivalents in    Average    High     Low       Average    High      Low      Average    High      Low
     millions)               VAR (1)   VAR (2)  VAR (2)    VAR (1)   VAR(2)    VAR (2)   VAR (1)  VAR (2)   VAR (2)
---------------------------------------------------------------------------------------------------------------------
Interest rate                 $32.1     $46.2    $26.9       $25.2    $42.2     $16.3      $29.1     $35.5    $24.7
Foreign exchange                8.2      12.8      5.0        10.6     15.5       5.7        9.1      13.5      5.5
Commodities                     1.8       3.8       .9         2.8      4.8       1.5        2.4       5.2       .5
Equities (3)                   13.1      22.5      8.9        10.4     21.6       5.5       35.2      41.5     25.5
Credit products                 6.2       8.0      3.0         6.3      8.5       3.2        8.8      12.0      6.1
Real estate/mortgage            7.7      10.2      5.8         9.6     11.1       8.3        9.8      11.3      8.6
Total trading portfolio (3)    37.5      49.6     32.9        32.0     45.5      25.1       48.5      53.0     39.2
---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------
                               Second Quarter 2000
                            ----------------------------

(US Dollar equivalents in    Average    High      Low
     millions)              VAR (1)   VAR (2)    VAR (2)
--------------------------------------------------------
Interest rate                  $26.4    $33.6     $21.7
Foreign exchange                10.2     18.5       5.4
Commodities                      1.9      3.3        .7
Equities (3)                    36.7     39.8      28.7
Credit products                 12.4     16.4       8.8
Real estate/mortgage             4.5      9.4       2.5
Total trading portfolio (3)     47.9     52.0      41.9
---------------------------------------------------------
(1)  The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)  The high and low for the entire trading account may not equal the sum of the individual components as the highs or lows of the portfolio may have occurred on different trading days.
(3)  The decrease in VAR in fourth quarter 2000 was due to a change in methodology used to calculate VAR for the equities portfolio. The net effect of the change was an approximate $20 million reduction in reported
     VAR for equities. VAR was not restated for previous quarters.


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

   Stress Testing

      In order to determine the sensitivity of the Corporation's capital to the impact of historically large market moves with low probability, stress scenarios are run against the trading portfolios. This stress testing should verify that, even under extreme market moves, the Corporation will preserve its capital. The scenarios for each product are large standard deviation moves in the relevant markets that are based on significant historical events. These results are calculated daily and reported as part of the regular reporting process.

      In addition, specific stress scenarios are run regularly which represent extreme, but plausible, events that would be of concern given the Corporation's current portfolio. The results of these specific scenarios are presented to the Trading Risk Committee as part of its regular meetings. Examples of these specific stress scenarios include calculating the effects on the overall portfolio of an extreme Federal Reserve Board tightening or easing of interest rates, a severe credit deterioration in the U.S., and a recession in Japan and the corresponding ripple effects throughout Asia.

Asset and Liability Management Activities

   Non-Trading Portfolio

      The Corporation's Asset and Liability Management (ALM) process, managed through the Asset and Liability Committee of the Finance Committee, is used to manage interest rate risk through the structuring of balance sheet portfolios and identifying and linking derivative positions to specific hedged assets and liabilities. Interest rate risk represents the only material market risk exposure to the Corporation's non-trading financial instruments.

     To effectively measure and manage interest rate risk, the Corporation uses sophisticated computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowings and derivative instruments. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Additionally, duration and market value sensitivity measures are selectively utilized where they provide added value to the overall interest rate risk management process.

     At March 31, 2001, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis point rise or fall in interest rates over the next 12 months was estimated to be less than one percent of net interest income.

      Available-for-sale securities had an unrealized loss of $211 million at March 31, 2001, compared to an unrealized loss of $991 million at December 31, 2000. The expected maturities, unrealized gains and losses and weighted average effective yield and rate associated with the Corporation's other significant non-trading on-balance sheet financial instruments at March 31, 2001 were not significantly different from those at December 31, 2000. For a discussion of other non-trading on-balance sheet financial instruments, see page 50 and Table Twenty-One on page 51 of the "Market Risk Management" section of the Corporation's 2000 Annual Report on Form 10-K.

   Interest Rate and Foreign Exchange Contracts

      Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation's ALM process. The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation's goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect the net interest margin. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation. Interest income and interest expense on hedged variable-rate assets and liabilities, respectively, increases or decreases as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to these hedged assets and liabilities are expected to substantially offset this variability in earnings. See Note Four of the consolidated financial statements for additional information on the Corporation's hedging activities.

      Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, allow the Corporation to effectively manage its interest rate risk position. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. As reflected in Table Fifteen, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps at March 31, 2001 was $72.9 billion and $21.5 billion, respectively. The receive fixed interest rate swaps are primarily converting variable rate commercial loans to fixed rate. The net receive fixed position at March 31, 2001 was $51.4 billion notional compared to $48.8 billion notional at December 31, 2000. The Corporation had $15.7 billion notional and $14.7 billion notional of basis swaps at March 31, 2001 and December 31, 2000, respectively, linked primarily to loans and long-term debt. The Corporation had $22.5 billion notional of option products at December 31, 2000. At March 31, 2001, there were no option products being used in the Corporation's ALM process. The
Corporation had $2.5 billion notional and $24.8 billion notional of futures and forward rate contracts at March 31, 2001 and December 31, 2000, respectively. In addition, open foreign exchange contracts at March 31, 2001 had a notional amount of $20.1 billion compared to $19.0 billion at December 31, 2000.

      Table Fifteen also summarizes the expected maturity and the average estimated duration, weighted average receive and pay rates and the net unrealized and realized gains and losses at March 31, 2001 and December 31, 2000 of the Corporation's open ALM interest rate swaps, as well as the expected maturity and net unrealized and realized gains and losses at March 31, 2001 and December 31, 2000 of the Corporation's open ALM basis swaps, options, futures and forward rate and foreign exchange contracts. Unrealized and realized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized and realized gain of $1.4 billion and $364 million at March 31, 2001 and December 31, 2000, respectively. The ALM option products had an unrealized loss of $157 million at December 31, 2000. At March 31, 2001, there were no option products being used in the Corporation's ALM process. At March 31, 2001 and December 31, 2000, open foreign exchange contracts had a net unrealized loss of $303 million and $387 million, respectively.

      The amount of unamortized net realized deferred gains associated with closed ALM swaps was $8 million and $25 million at March 31, 2001 and December 31, 2000, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $89 million and $95 million at March 31, 2001 and December 31, 2000, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $13 million and $15 million at March 31, 2001 and December 31, 2000, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at March 31, 2001 and December 31, 2000. The amount of unamortized net realized deferred gains in other comprehensive income associated with cash flow hedges was $89 million at March 31, 2001.

      Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet positions should not be viewed in isolation.

Table Fifteen
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
----------------------------------------------------------------------------------------------------------------------------------
March 31, 2001

                                                                                Expected Maturity
                                              -------------------------------------------------------------------------   Average
(Dollars in millions, average           Fair                                                                     After   Estimated
estimated duration in years)           Value      Total      2001      2002      2003      2004       2005       2005    Duration
----------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps              $2,176                                                                                4.33
Notional value                                   $72,913    $1,604    $6,229    $10,164   $16,331    $13,613    $24,972
Weighted average receive rate                       6.23%     6.14%     6.60%      5.55%     6.19%      6.73%      6.18%

Total pay fixed swaps                    (747)                                                                               5.44
Notional value                                   $21,483    $1,852      $ 19     $1,856    $4,618     $2,589    $10,549
Weighted average pay rate                           6.13%     5.83%     6.38%      4.98%     5.10%      7.18%      6.58%
Basis swaps                                 1
Notional value                                   $15,700       $ -       $ -        $ -    $9,000      $ 500     $6,200
                                      --------
Total swaps                             1,430

---------------------------------------------------------------------------------------------------------------------------------
Future and forward rate contracts          (1)
Notional amount                                   $2,500    $2,500       $ -        $ -       $ -        $ -        $ -

---------------------------------------------------------------------------------------------------------------------------------
  Total open interest rate contracts    1,429
---------------------------------------------------------------------------------------------------------------------------------
Closed interest rate contracts(1)         173
---------------------------------------------------------------------------------------------------------------------------------
  Net interest rate contract position   1,602
---------------------------------------------------------------------------------------------------------------------------------
Open foreign exchange contracts          (303)
 Notional amount                                 $20,119     $ 190    $2,980     $3,423    $4,438     $7,084     $2,004
---------------------------------------------------------------------------------------------------------------------------------
   Total ALM contracts                 $1,299
---------------------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------------------
December 31, 2000
                                                                            Expected Maturity
                                             ---------------------------------------------------------------------------   Average
(Dollars in millions, average           Fair                                                                     After    Estimated
estimated duration in years)           Value      Total     2001      2002      2003       2004      2005        2005     Duration
---------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps               $ 900                                                                                3.65
  Notional amount                               $62,485    $4,001    $7,011    $9,787    $12,835    $15,853    $12,998
  Weighted average receive rate                    6.39%     6.28%     6.71%    5.53%       6.45%      6.76%     6.41%

Total pay fixed swaps                    (529)                                                                               5.66
  Notional amount                               $13,640    $1,878    $1,064     $ 114       $ 20     $2,584     $7,980
  Weighted average pay rate                        6.72%     5.86%     6.39%     7.14%      5.85%      7.05%      6.82%
Basis swaps                                (7)
  Notional amount                               $14,739     $ 576    $1,669     $ 442     $7,700     $4,317       $ 35
                                       -------
   Total swaps                            364

---------------------------------------------------------------------------------------------------------------------------------
Option products                          (157)
  Notional amount                               $22,477    $2,087     $ 868    $1,575     $7,882     $4,101     $5,964
Futures and forward rate contracts        (52)
  Notional amount                               $24,818    19,068    $5,750       $ -        $ -        $ -        $ -

---------------------------------------------------------------------------------------------------------------------------------
  Total open interest rate contracts     155
---------------------------------------------------------------------------------------------------------------------------------
Closed interest rate contracts(1)         105
---------------------------------------------------------------------------------------------------------------------------------
   Net interest rate contract position    260
---------------------------------------------------------------------------------------------------------------------------------
Open foreign exchange contracts          (387)
 Notional amount                                $18,958    $1,059    $2,179    $3,472     $4,472     $5,821     $1,955
---------------------------------------------------------------------------------------------------------------------------------
   Total ALM contracts                 $ (127)
----------------------------------------------------------------------------------------------------------------------------------
(1) Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.

      The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Corporation has not significantly altered its overall interest rate risk management objective and strategy as a result of adopting SFAS 133. For further information on SFAS 133, see Note One of the consolidated financial statements on page 6.

      In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the loan funding date. To manage this risk, the Corporation enters into various financial instruments including forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $18.5 billion at March 31, 2001 with associated net unrealized losses of $5 million. At December 31, 2000, the notional amount of such contracts was $9.7 billion with associated net unrealized losses of $53 million. These contracts have an average expected maturity of less than 90 days.

      In 2001, the Corporation amended certain of its Mortgage Selling and Servicing Contracts to better manage the Corporation's mortgage banking activities. The Corporation has enhanced its ability to pledge or sell the securities of its mortgage banking business. For additional information on mortgage banking activities, see Note One of the consolidated financial statements on page 6.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

      See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management" on page 56 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.


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

                           The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica Corporation's (BankAmerica) losses relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger between NationsBank Corporation (NationsBank) and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss, and discovery is underway. Claims against certain director-defendants were dismissed with leave to replead. The court has preliminarily ordered the parties to be ready for trial in January 2002. A former NationsBank stockholder who opted out of the federal class action has commenced an action asserting claims substantially similar to the claims relating to D.E. Shaw set forth in the consolidated action. That action is proceeding with the federal class action in the Missouri federal court. Similar class actions (including one limited to California residents raising the claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger would be one of equals) were filed in California state court, alleging violations of the California Corporations Code and other state laws. The action on behalf of California residents was certified as a class. A motion to decertify the class is pending. A lower court order dismissing that action was reversed on appeal and discovery has commenced. The remaining California actions have been consolidated, but have not been certified as class actions. The Missouri federal court has enjoined prosecution of those consolidated class actions as a class action. The plaintiffs who were enjoined have appealed that injunction to the United States Court of Appeals for the Eighth Circuit. The Corporation believes the actions lack merit and will defend them vigorously. The amount of any ultimate exposure cannot be determined with certainty at this time.

                           Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2. Changes in         As part of its share repurchase program, during the
Securities and Use         first quarter of 2001, the Corporation sold put
of Proceeds                options to purchase an aggregate of one million
                           shares of Common Stock. These put options were sold to an independent third party for an aggregate purchase price of $6 million. The put option exercise price is $51.38 per share and expires in September
                           2001. The put option contracts allow the Corporation to determine the method of settlement (cash or stock). Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

                           At March 31, 2001, the Corporation had two million put options outstanding, with exercise prices ranging from $48.14 per share to $51.38 per share and expiration dates ranging from April 2001 to September 2001.


Item 6. Exhibits           a)     Exhibits
and Reports on                    --------
Form 8-K                   Exhibit  11- Earnings Per Share Computation-included
                                        in Note 8 of the consolidated financial
                                        statements
                           Exhibit 12(a) - Ratio of Earnings to Fixed Charges
                           Exhibit 12(b) - Ratio of Earnings to Fixed Charges
                                           and Preferred Dividends

                           b)     Reports on Form 8-K
                                  -------------------

                           The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2001:

                           Current Report on Form 8-K dated January 16, 2001 and filed January 16, 2001 Items 5, 7 and 9.

                           Current Report on Form 8-K dated January 17, 2001 and filed January 23, 2001, Items 5 and 7.

                           Current Report on Form 8-K dated January 24, 2001 and filed January 24, 2001, Items 5, 7 and 9.

--------------------------------------------------------------------------------

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Bank of America Corporation
                                                 ---------------------------
                                                 Registrant


Date: May 15, 2001                               /s/ Marc D. Oken
------------------                               ----------------
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