Form 10-Q
period 2001-06-30
BANK OF AMERICA CORP /DE/
filed 2001-08-13
CIK 70858

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

                             EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

                                  Yes  X    No

On July 31, 2001, there were 1,603,444,123 shares of Bank of America Corporation Common Stock outstanding.

================================================================================

Bank of America Corporation


June 30, 2001 Form 10-Q
--------------------------------------------------------------------------------


INDEX

                                                                            Page
                                                                            ----
Part I          Item 1. Financial Statements:
Financial                 Consolidated Statement of Income for the Three      2
Information               Months and Six Months Ended June 30, 2001 and
                          2000

                          Consolidated Balance Sheet at June 30, 2001 and     3
                          December 31, 2000

                          Consolidated Statement of Changes in Shareholders' 4 Equity for the Six Months Ended June 30, 2001 and 2000

                          Consolidated Statement of Cash Flows for the Six    5
                          Months Ended June 30, 2001 and 2000

                          Notes to Consolidated Financial Statements          6


                Item 2. Management's Discussion and Analysis of Results      19
                        of Operations and Financial Condition

                Item 3. Quantitative and Qualitative Disclosures about       56
                        Market Risk

--------------------------------------------------------------------------------

Part II
Other
Information     Item 1. Legal Proceedings                                    66

                Item 2. Changes in Securities and Use of Proceeds            67

                Item 4. Submission of Matters to a Vote of Security Holders  67

                Item 6. Exhibits and Reports on Form 8-K                     68

                Signature                                                    70

                Index to Exhibits                                            71

Part I. Financial Information
Item 1. Financial Statements

====================================================================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months              Six Months
                                                                                       Ended June 30            Ended June 30
                                                                                 ---------------------------------------------------
(Dollars in millions, except per share information)                                   2001        2000         2001        2000
------------------------------------------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases                                              $    7,201  $    7,915   $   14,860  $   15,310
Interest and dividends on securities                                                      894       1,268        1,740       2,579
Federal funds sold and securities purchased under agreements to resell                    405         595          840       1,170
Trading account assets                                                                    936         694        1,782       1,230
Other interest income                                                                     489         254          944         504
------------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                           9,925      10,726       20,166      20,793
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
Deposits                                                                                2,363       2,720        5,076       5,215
Short-term borrowings                                                                   1,221       1,990        2,598       3,792
Trading account liabilities                                                               312         189          602         370
Long-term debt                                                                            999       1,210        2,221       2,294
------------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                                          4,895       6,109       10,497      11,671
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                     5,030       4,617        9,669       9,122
Noninterest income
Consumer service charges                                                                  714         646        1,408       1,264
Corporate service charges                                                                 511         465        1,010         940
------------------------------------------------------------------------------------------------------------------------------------
        Total service charges                                                           1,225       1,111        2,418       2,204
------------------------------------------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                                                399         387          778         751
Corporate investment and brokerage services                                               137         105          273         226
------------------------------------------------------------------------------------------------------------------------------------
        Total investment and brokerage services                                           536         492        1,051         977
------------------------------------------------------------------------------------------------------------------------------------
Mortgage banking income                                                                   195         136          346         264
Investment banking income                                                                 455         373          801         770
Equity investment gains                                                                   171         134          318         697
Card income                                                                               601         556        1,174       1,040
Trading account profits/(1)/                                                              376         485        1,075       1,228
Other income                                                                              182         227          338         399
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest income                                                        3,741       3,514        7,521       7,579
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                           8,771       8,131       17,190      16,701

Provision for credit losses                                                               800         470        1,635         890

Gains (losses) on sales of securities                                                      (7)          6          (15)         12

Other noninterest expense
Personnel                                                                               2,534       2,311        4,935       4,845
Occupancy                                                                                 428         411          861         829
Equipment                                                                                 271         296          562         597
Marketing                                                                                 174         132          351         251
Professional fees                                                                         141          93          267         198
Amortization of intangibles                                                               223         218          446         435
Data processing                                                                           187         169          377         328
Telecommunications                                                                        128         133          247         264
Other general operating                                                                   574         505        1,119       1,020
General administrative and other                                                          161         145          310         269
------------------------------------------------------------------------------------------------------------------------------------
        Total other noninterest expense                                                 4,821       4,413        9,475       9,036
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                              3,143       3,254        6,065       6,787
Income tax expense                                                                      1,120       1,191        2,172       2,484
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $    2,023  $    2,063   $    3,893  $    4,303
====================================================================================================================================
Net income available to common shareholders                                        $    2,022  $    2,061   $    3,891  $    4,300
====================================================================================================================================
Per share information
Earnings per common share                                                          $     1.26  $     1.25   $     2.42  $     2.59
====================================================================================================================================
Diluted earnings per common share                                                  $     1.24  $     1.23   $     2.39  $     2.56
====================================================================================================================================
Dividends per common share                                                         $      .56  $      .50   $     1.12  $     1.00
====================================================================================================================================
Average common shares issued and outstanding (in thousands)                         1,601,537   1,653,495    1,605,193   1,661,403
====================================================================================================================================

(1) Trading account profits for the six months ended June 30, 2001 included the $83 million transition adjustment loss resulting from the adoption of Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities,"
    (SFAS 133) on January 1, 2001.

         See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet


-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                         June 30     December 31
(Dollars in millions)                                                                                    2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                                $ 25,405        $ 27,513
Time deposits placed and other short-term investments                                                       4,452           5,448
Federal funds sold and securities purchased under agreements to resell (includes $28,290
    and $24,622 pledged as collateral)                                                                     28,317          28,055
Trading account assets (includes $20,901 and $21,216 pledged as collateral)                                50,740          43,041
Derivative assets                                                                                          16,881          15,534
Securities:
   Available-for-sale (includes $36,346 and $40,674 pledged as collateral)                                 53,410          64,651
   Held-to-maturity, at cost (market value - $1,108 and $1,133)                                             1,167           1,187
-----------------------------------------------------------------------------------------------------------------------------------
     Total securities                                                                                      54,577          65,838
-----------------------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                          380,425         392,193
Allowance for credit losses                                                                                (6,911)         (6,838)
-----------------------------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                                                 373,514         385,355
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                                 6,371           6,433
Customers' acceptance liability                                                                             2,111           1,972
Interest receivable                                                                                         3,593           4,432
Mortgage banking assets                                                                                     4,337           3,762
Goodwill                                                                                                   11,864          11,643
Core deposits and other intangibles                                                                         1,392           1,499
Other assets                                                                                               41,971          41,666
-----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                      $625,525        $642,191
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits in domestic offices:
   Noninterest-bearing                                                                                   $100,199        $ 98,722
   Interest-bearing                                                                                       213,036         211,978
Deposits in foreign offices:
   Noninterest-bearing                                                                                      1,490           1,923
   Interest-bearing                                                                                        48,761          51,621
-----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                                       363,486         364,244
-----------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase                                 52,189          49,411
Trading account liabilities                                                                                20,866          20,947
Derivative liabilities                                                                                     13,078          22,402
Commercial paper                                                                                            3,156           6,955
Other short-term borrowings                                                                                32,348          35,243
Acceptances outstanding                                                                                     2,111           1,972
Accrued expenses and other liabilities                                                                     20,791          20,887
Long-term debt                                                                                             63,243          67,547
Trust preferred securities                                                                                  4,955           4,955
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                    576,223         594,563
-----------------------------------------------------------------------------------------------------------------------------------
     Commitments and contingencies (Note Seven)

Shareholders' equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and
     outstanding - 1,587,066 and 1,692,172 shares                                                              68              72
Common stock, $0.01 par value; authorized - 5,000,000,000 shares; issued and
     outstanding - 1,601,126,336 and 1,613,632,036 shares                                                   7,629           8,613
Retained earnings                                                                                          41,912          39,815
Accumulated other comprehensive loss                                                                         (262)           (746)
Other                                                                                                         (45)           (126)
----------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                            49,302          47,628
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                                        $625,525        $642,191
----------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Accumulated
                                                                                                                   Other
                                                Preferred             Common Stock              Retained       Comprehensive
                                                            -------------------------------
(Dollars in millions, shares in thousands)        Stock          Shares          Amount         Earnings     Income (Loss) /(1)/
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                          $77         1,677,273           $11,671      $35,681           $(2,658)
Net income                                                                                         4,303
Other comprehensive income, net of tax:
     Net unrealized gains on available-for-sale
      and marketable equity securities                                                                                 119
     Net unrealized gains on foreign
      currency translation adjustments                                                                                   2
Comprehensive income
Cash dividends:
   Common                                                                                         (1,655)
   Preferred                                                                                          (3)
Common stock issued under
  employee plans                                                    2,185                34
Common stock repurchased                                          (33,850)           (1,623)
Conversion of preferred stock                        (2)               92                 2
Other                                                                   1               104            4
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                              $75         1,645,701           $10,188      $38,330           $(2,537)
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                          $72         1,613,632            $8,613      $39,815           $  (746)
Net income                                                                                         3,893
Other comprehensive income, net of tax:
     Net unrealized gains on available-
      for-sale and marketable equity securities                                                                        201
     Net gains on derivatives (2)                                                                                      283
Comprehensive income
Cash dividends:
   Common                                                                                         (1,797)
   Preferred                                                                                          (2)
Common stock issued under
  employee plans                                                   16,718               598
Common stock repurchased                                          (29,400)           (1,600)
Conversion of preferred stock                        (4)              176                 4
Other                                                                                    14            3
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                              $68         1,601,126            $7,629      $41,912             $(262)
-------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                                                  Total
                                                                  Share-
                                                                 holders'     Comprehensive
(Dollars in millions, shares in thousands)          Other         Equity         Income
-----------------------------------------------------------------------------------------------
Balance, December 31, 1999                          $ (339)       $44,432         $4,303
Net income                                                          4,303
Other comprehensive income, net of tax:
     Net unrealized gains on available-for-sale
      and marketable equity securities                                119            119
     Net unrealized gains on foreign
      currency translation adjustments                                  2              2
                                                                               ---------
Comprehensive income                                                              $4,424
                                                                               ---------
Cash dividends:
   Common                                                          (1,655)
   Preferred                                                           (3)
Common stock issued under
  employee plans                                       106            140
Common stock repurchased                                           (1,623)
Conversion of preferred stock
Other                                                   38            146
--------------------------------------------------------------------------
Balance, June 30, 2000                              $ (195)       $45,861
--------------------------------------------------------------------------

Balance, December 31, 2000                          $ (126)       $47,628
Net income                                                          3,893         $3,893
Other comprehensive income, net of tax:
     Net unrealized gains on available-
      for-sale and marketable equity securities                       201            201
     Net gains on derivatives (2)                                     283            283
                                                                               ---------
Comprehensive income                                                              $4,377
                                                                               ---------
Cash dividends:
   Common                                                          (1,797)
   Preferred                                                           (2)
Common stock issued under
  employee plans                                        37            635
Common stock repurchased                                           (1,600)
Conversion of preferred stock
Other                                                   44             61
--------------------------------------------------------------------------
Balance, June 30, 2001                                $(45)       $49,302
--------------------------------------------------------------------------


(1) Accumulated Other Comprehensive Income (Loss) consists of the after-tax valuation allowance for available-for-sale and marketable equity securities of $(359) and $(560) at June 30, 2001 and December 31, 2000, respectively; foreign currency translation adjustments of $(186) at both June 30, 2001 and December 31, 2000; and net gains on derivatives of $283 at June 30, 2001.

(2) Net gains on derivatives for the six months ended June 30, 2001 included the $9 million after-tax transition adjustment gain resulting from the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001.


         See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows

---------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six Months
                                                                                                        Ended June 30
                                                                                                  -------------------------
(Dollars in millions)                                                                                  2001         2000
---------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                                          $   3,893    $   4,303
Reconciliation of net income to net cash used in operating activities:
   Provision for credit losses                                                                          1,635          890
   (Gains) losses on sales of securities                                                                   15          (12)
   Depreciation and premises improvements amortization                                                    429          472
   Amortization of intangibles                                                                            446          435
   Deferred income tax expense                                                                            313        1,067
   Net increase in trading and hedging instruments                                                    (18,378)      (8,289)
   Net (increase) decrease in interest receivable                                                         839         (306)
   Net (increase) decrease in other assets                                                              2,557       (3,388)
   Net increase (decrease) in interest payable                                                           (614)         100
   Net increase (decrease) in accrued expenses and other liabilities                                       47         (124)
   Other operating activities, net                                                                     (5,456)        (710)
--------------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                                            (14,274)      (5,562)
--------------------------------------------------------------------------------------------------------------------------
Investing activities
Net decrease in time deposits placed and other short-term investments                                     996          444
Net increase in federal funds sold and securities purchased under
   agreements to resell                                                                                  (262)      (4,532)
Proceeds from sales of available-for-sale securities                                                   42,500       13,729
Proceeds from maturities of available-for-sale securities                                               3,049        2,781
Purchases of available-for-sale securities                                                            (33,218)     (13,925)
Proceeds from maturities of held-to-maturity securities                                                     -          128
Proceeds from sales and securitizations of loans and leases                                             7,705        2,734
Other changes in loans and leases, net                                                                  4,452      (32,302)
Purchases and originations of mortgage banking assets                                                    (614)        (242)
Net purchases of premises and equipment                                                                  (367)        (273)
Proceeds from sales of foreclosed properties                                                              142          145
Acquisition and divestiture of business activities, net                                                  (417)         (24)
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                               23,966      (31,337)
--------------------------------------------------------------------------------------------------------------------------
Financing activities
Net increase (decrease) in deposits                                                                      (758)       9,391
Net increase in federal funds purchased and securities
   sold under agreements to repurchase                                                                  2,778       14,947
Net increase (decrease) in commercial paper and other short-term borrowings                            (6,760)       2,355
Proceeds from issuance of long-term debt                                                                7,906       19,681
Retirement of long-term debt                                                                          (12,159)      (6,728)
Proceeds from issuance of common stock                                                                    635          140
Common stock repurchased                                                                               (1,600)      (1,623)
Cash dividends paid                                                                                    (1,799)      (1,658)
Other financing activities, net                                                                             3          939
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                              (11,754)      37,444
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                              (46)         (41)
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                   (2,108)         504
Cash and cash equivalents at January 1                                                                 27,513       26,989
--------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at June 30                                                              $  25,405    $  27,493
==========================================================================================================================

Loans held for sale transferred to loans and leases amounted to $2,932 and $241 for the six months ended June 30, 2001 and 2000, respectively.
Loans transferred to foreclosed properties amounted to $250 and $188 for the six months ended June 30, 2001 and 2000, respectively.
Loans securitized and retained in the available-for-sale securities portfolio amounted to $734 and $224 for the six months ended June 30, 2001 and 2000, respectively.

         See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
================================================================================

   Bank of America Corporation (the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. Through its banking and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At June 30, 2001, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and Bank of America, N.A. (USA).

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

Recently Issued Accounting Pronouncements

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," was adopted by the Corporation on January 1, 2001. In accordance with the provisions of SFAS 133, the Corporation recorded certain transition adjustments as required by SFAS 133. The impact of such transition adjustments to net income was a loss of $52 million (net of related income tax benefits of $31 million), and a net transition gain of $9 million (net of related income taxes of $5 million) included in other comprehensive income on January 1, 2001. Because the transition adjustment was not material to the Corporation's overall results, the before-tax charge to earnings was included in trading account profits in noninterest income rather than shown separately as the cumulative effect of an accounting change. Further, the initial adoption of SFAS 133 resulted in the Corporation recognizing $577 million of derivative assets and $514 million of derivative liabilities on the balance sheet. The Corporation expects that within the first twelve months after adoption of SFAS 133, it will reclassify into earnings substantially all of the transition adjustment originally recorded in other comprehensive income.

   In 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" (SFAS 140). SFAS 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The December 31, 2000 consolidated financial statements included the disclosures required by SFAS 140. The implementation of SFAS 140 did not have a material impact on the Corporation's results of operations or financial condition.

   On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill.
SFAS 142 will be effective for the Corporation on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill will no longer be amortized and will be tested for impairment at least annually at the reporting unit level.

Based on current levels of amortization expense, the Corporation estimates that the elimination of goodwill amortization expense will positively impact net income by approximately $600 million, or approximately $0.37 per common share (diluted), on an annual basis.

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

Mortgage Banking Assets

   Mortgage banking assets include servicing assets and Excess Spread Certificates ("Securities"). The servicing component represents the contractually specified servicing fees, and the Securities represent a retained financial interest in certain cash flows of the underlying mortgage loans. The Securities are carried at estimated fair value with the corresponding mark-to-market reported in trading account profits in the Consolidated Statement of Income. The Corporation seeks to offset changes in value of the Securities due to changes in prepayment rates by entering into derivative financial instruments such as purchased options and swaps. The derivative instruments are accounted for as trading instruments and are marked-to-market through trading account profits in the Consolidated Statement of Income.

   Mortgage banking income in the Consolidated Statement of Income includes servicing fees, originated mortgage servicing rights gains, ancillary servicing income and the income on the Securities.


Note Two - Productivity and Investment Initiatives

   As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax restructuring charge of $550 million ($346 million after-tax) in the third quarter of 2000 which was included in merger and restructuring charges in the Consolidated Statement of Income on page 62 of the Corporation's 2000 Annual Report on Form 10-K. As part of these initiatives and in order to reallocate resources, the Corporation announced that it would eliminate 9,000 to 10,000 positions, or six to seven percent of its workforce, over a twelve-month period. Of the $550 million restructuring charge, approximately $475 million will be used to cover severance and related costs and $75 million will be used for other costs related to process change and channel consolidation. Over half of the severance and related costs are related to management positions which were eliminated in a review of span of control and management structure. The restructuring charge includes severance and related payments for approximately 8,300 positions, which are company-wide and across all levels. The difference between the 8,300 positions and the 10,000 positions initially announced is due to normal attrition. Through June 30, 2001, there were approximately 8,300 employees who had entered severance status as part of these initiatives. Cash payments applied to the restructuring reserve through June 30, 2001 were approximately $388 million (of which $209 million were applied in 2000) primarily related to severance costs. Noncash reductions through June 30, 2001 were $73 million (of which $48 million were applied in 2000), primarily related to restricted stock vesting accelerations. The remaining restructuring reserve balance was $89 million at June 30, 2001 of which approximately $40 million is related to future payments for employees who have entered severance status and approximately $49 million is related to process change costs and channel consolidation.


Note Three - Trading Activities

Trading-Related Revenue

   Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on interest-earning and interest-bearing trading positions or the related funding charge or benefit. Trading account profits and trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities. Trading account profits for the six months ended June 30, 2001 included an $83 million transition adjustment net loss recorded as a result of the implementation of SFAS 133.


     -----------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
                                                         -------------------------------------------------------
     (Dollars in millions)                                   2001            2000            2001           2000
     -----------------------------------------------------------------------------------------------------------
     Trading account profits - as reported                  $ 376           $ 485          $1,075         $1,228
     Net interest income                                      391             267             739            483
     -----------------------------------------------------------------------------------------------------------
         Total trading-related revenue                      $ 767           $ 752          $1,814         $1,711
     -----------------------------------------------------------------------------------------------------------

     Trading-related revenue by product
     Foreign exchange contracts                             $ 133           $ 133          $  280         $  292
     Interest rate contracts                                  220             184             367            520
     Fixed income                                             126              80             472            247
     Equities and equity derivatives                          212             330             565            614
     Commodities and other                                     76              25             130             38
     -----------------------------------------------------------------------------------------------------------
         Total trading-related revenue                      $ 767           $ 752          $1,814         $1,711
     ===========================================================================================================

Trading Account Assets and Liabilities

   The fair values of the components of trading account assets and liabilities at June 30, 2001 and December 31, 2000 were:

                                                                          June 30      December 31
 (Dollars in millions)                                                      2001          2000
--------------------------------------------------------------------------------------------------
 Trading account assets
 U.S. Government & Agency securities                                      $13,617        $10,545
 Foreign sovereign debt                                                     9,901         10,432
 Corporate & other debt securities                                         12,480          7,841
 Equity securities                                                          6,303          6,363
 Mortgage-backed securities                                                 1,562          1,713
 Other                                                                      6,877          6,147
--------------------------------------------------------------------------------------------------
 Total                                                                    $50,740        $43,041
==================================================================================================
 Trading account liabilities
 U.S. Government & Agency securities                                      $ 6,223        $10,906
 Foreign sovereign debt                                                     1,989          1,860
 Corporate & other debt securities                                          1,251          2,215
 Equity securities                                                          6,867          5,712
 Mortgage-backed securities                                                    36             37
 Other                                                                      4,500            217
--------------------------------------------------------------------------------------------------
 Total                                                                    $20,866        $20,947
==================================================================================================

See Note Four below for additional information on derivative positions, including credit risk.

Note Four - Derivatives

   The Corporation designates a derivative as held for trading or hedging purposes when it enters into a derivative contract. Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial futures and forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument, index currency or commodity at a predetermined rate or price at a time or during a period in the future. Option agreements can be transacted on organized exchanges or directly between parties.

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

   The following table presents the notional or contract and credit risk amounts at June 30, 2001 and December 31, 2000 of the Corporation's derivative asset positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral but take into consideration the effects of legally enforceable master netting agreements.

     Derivative Assets
     --------------------------------------------------------------------------------------------------------------
                                                            June 30, 2001                 December 31, 2000/(1)/
                                                -------------------------------------------------------------------
                                                     Contract/         Credit           Contract/          Credit
     (Dollars in millions)                           Notional           Risk            Notional            Risk
     --------------------------------------------------------------------------------------------------------------
     Interest rate contracts
     Swaps                                          $4,431,467          $ 5,779        $3,256,992          $ 3,236
     Futures and forwards                            1,517,862               88         1,227,537               57
     Written options                                   621,671                -           664,108                -
     Purchased options                                 650,861              741           601,828              145
     Foreign exchange contracts
     Swaps                                             112,304            2,105            61,035            1,424
     Spot, futures and forwards                        751,275            2,994           682,665            3,215
     Written options                                    54,038                -            35,161                -
     Purchased options                                  52,605              432            32,639              380
     Equity contracts
     Swaps                                              16,832              490            17,482              637
     Futures and forwards                               55,757              161            61,004              353
     Written options                                    23,731                -            30,976                -
     Purchased options                                  26,459            2,656            36,304            3,670
     Commodity and other contracts
     Swaps                                               8,104            1,110             9,126            1,902
     Futures and forwards                                2,645               11             2,098               81
     Written options                                    11,002                -            12,603                -
     Purchased options                                   9,843              147            10,515              228
     Credit derivatives                                 44,940              167            40,638              206
     --------------------------------------------------------------------------------------------------------------
         Net replacement cost                                           $16,881                            $15,534
     ==============================================================================================================

     (1) The amounts at December 31, 2000 do not reflect derivative positions that were off-balance sheet prior to the adoption of SFAS 133.

   The table above includes both long and short derivative positions. The average fair value of derivative assets for the six months ended June 30, 2001 and 2000 was $17.4 billion and $19.4 billion, respectively. The average fair value of derivative liabilities for the six months ended June 30, 2001 and 2000 was $18.9 billion and $19.3 billion, respectively. The fair value of derivative assets at June 30, 2001 and December 31, 2000 was $16.9 billion and $15.5 billion, respectively. The fair value of derivative liabilities at June 30, 2001 and December 31, 2000 was $13.1 billion and $22.4 billion, respectively.

   During the six months ended June 30, 2001 and 2000, there were no material credit losses associated with derivative contracts. At June 30, 2001 and December 31, 2000, there were no nonperforming derivative positions that were material to the Corporation.

   In addition to credit risk management activities, the Corporation uses credit derivatives to generate revenue by taking on exposure to underlying credits. The Corporation also provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The Corporation's credit derivative positions at June 30, 2001 and December 31, 2000 consisted of credit default swaps and total return swaps.

Asset and Liability Management (ALM) Activities

   Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation's ALM process. The Corporation maintains an overall interest rate risk-management strategy that incorporates the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation's goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation. Interest income and interest expense on hedged variable-rate assets and liabilities, respectively, increases or decreases as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to these hedged assets and liabilities are expected to substantially offset this variability in earnings.

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

Fair Value Hedges

   The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed rate assets and liabilities due to fluctuations in interest rates. For the six months ended June 30, 2001, there were no material gains or losses recognized which represented the ineffective portion and excluded component in assessing hedge effectiveness of fair value hedges.

Cash Flow Hedges

   The Corporation also uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in cash flows of its variable rate assets and liabilities. For the six months ended June 30, 2001, the Corporation recognized in the Consolidated Statement of Income a net gain of $4 million (included in other income) and a net loss of $7 million (included in net interest income), which represented the ineffective portion and excluded component in assessing hedge effectiveness of cash flow hedges. The Corporation has determined that there are no hedging positions where it is probable that certain forecasted transactions may not occur by the end of the originally specified time period or within an additional two months.

   For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded in the same period the forecasted transaction affects earnings. Deferred net gains on derivative instruments of approximately $102 million included in accumulated other comprehensive income at June 30, 2001 are expected to be reclassified into earnings during the next twelve months. These net gains reclassified into earnings are expected to increase income or reduce expense on the hedged items.

Hedges of Net Investments in Foreign Operations

     The Corporation uses forward exchange contracts, currency swaps, and nonderivative hedging instruments to hedge its net investments in foreign operations against adverse movements in exchange rates. For the six months ended June 30, 2001, net gains of $96 million related to these derivatives and nonderivative hedging instruments were recorded as a component of the foreign currency translation adjustment in other comprehensive income. These net gains were largely offset by losses in the Corporation's net investments in foreign operations. For the same period, the Corporation had no excluded component of net investment hedges.


Note Five - Loans and Leases

     Loans and leases at June 30, 2001 and December 31, 2000 were:

-------------------------------------------------------------------------------------------------------------------------
                                                                            June 30, 2001             December 31, 2000
                                                                       --------------------------------------------------
(Dollars in millions)                                                      Amount     Percent         Amount     Percent
-------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                                                     $133,928     35.2%         $146,040       37.2%
Commercial - foreign                                                        25,670      6.7            31,066        7.9
Commercial real estate - domestic                                           25,443      6.7            26,154        6.7
Commercial real estate - foreign                                               372       .1               282         .1
-------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                      185,413     48.7           203,542       51.9
-------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                        85,900     22.6            84,394       21.5
Home equity lines                                                           21,992      5.8            21,598        5.5
Direct/Indirect consumer                                                    40,562     10.7            40,457       10.3
Consumer finance                                                            27,529      7.2            25,800        6.6
Bankcard                                                                    16,799      4.4            14,094        3.6
Foreign consumer                                                             2,230       .6             2,308         .6
-------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                        195,012     51.3           188,651       48.1
-------------------------------------------------------------------------------------------------------------------------
          Total loans and leases                                          $380,425    100.0%         $392,193      100.0%
=========================================================================================================================



     The table below summarizes the changes in the allowance for credit losses for the three months and six months ended June 30, 2001 and 2000:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months                              Six Months

                                                                  Ended June 30                            June Ended 30
                                                           -------------------------------------------------------------------------
(Dollars in millions)                                            2001                  2000             2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                    $6,900                $6,827          $ 6,838               $ 6,828
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases charged off                                      (950)                 (620)          (1,868)               (1,190)
Recoveries of loans and leases previously charged off              163                   150              308                   300
------------------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                              (787)                 (470)          (1,560)                 (890)
------------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                        800                   470            1,635                   890
Other, net                                                          (2)                  (12)              (2)                  (13)
------------------------------------------------------------------------------------------------------------------------------------
     Balance, June 30                                           $6,911                $6,815          $ 6,911               $ 6,815
====================================================================================================================================

     The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. The remaining portfolios are reviewed on an individual loan basis.

   The following table presents the recorded investment in specific loans that were considered individually impaired in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114) at June 30, 2001 and December 31, 2000:

     --------------------------------------------------------------------------------
                                                          June 30        December 31

     (Dollars in millions)                                  2001           2000
     --------------------------------------------------------------------------------
     Commercial - domestic                                $3,208               $2,891
     Commercial - foreign                                    536                  521
     Commercial real estate - domestic                       373                  412
     Commercial real estate - foreign                          3                    2
     --------------------------------------------------------------------------------
          Total impaired loans                            $4,120               $3,826
     ================================================================================



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

   At June 30, 2001 and December 31, 2000, nonperforming loans, including certain loans which were considered impaired, totaled $5.8 billion and $5.2 billion, respectively. Included in other assets was $120 million and $124 million of loans which would have been classified as nonperforming had they been included in loans at June 30, 2001 and December 31, 2000, respectively. Foreclosed properties amounted to $346 million and $249 million at June 30, 2001 and December 31, 2000, respectively.


Note Six - Short-Term Borrowings and Long-Term Debt

  Through June 30, 2001, Bank of America Corporation issued $6.3 billion in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2004 to 2031. Of the $6.3 billion issued, $4.4 billion was converted from fixed rates ranging from 5.65 percent to 7.54 percent to floating rates through interest rate swaps at spreads ranging from 6 basis points below to 139 basis points over three-month London InterBank Offered Rate (LIBOR). The remaining $1.9 billion bears interest at floating rates ranging primarily from 25 to 83 basis points over three-month LIBOR and 28 basis points over one-month LIBOR.

  At June 30, 2001, Bank of America Corporation had the authority to issue approximately $11.9 billion of additional corporate debt and other securities under its existing shelf registration statements. Subsequent to June 30, 2001, Bank of America Corporation filed a $3.4 billion shelf registration statement to be used exclusively for "retail targeted" offerings of InterNotes(SM) in the United States.

  Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $9.9 billion at June 30, 2001 compared to $14.5 billion at December 31, 2000. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased, are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $10.3 billion at June 30, 2001 compared to $17.6 billion at December 31, 2000.

  During the first two quarters of 2001, Bank of America, N.A. issued $378 million in senior long-term bank notes maturing in 2002. The $378 million bears interest at fixed rates ranging from 4.00 percent to 4.88 percent.

  Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $20.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fised or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation's notes outstanding under this program totaled $6.1 billion at June 30, 2001 compared to $5.2 billion at December 31, 2000. Bank of America, N.A.'s notes outstanding under this program totaled $1.4 billion at June 30, 2001 and December 31, 2000. Of the $20.0 billion authorized at June 30, 2001, Bank of America Corporation and Bank of America, N.A. had remaining authority to issue approximately $3.9 billion and $8.6 billion, respectively. At June 30, 2001 and December 31, 2000, $2.2 billion and $2.7 billion, respectively, was outstanding under the former BankAmerica Corporation (BankAmerica) Euro medium-term note program. No additional debt securities will be offered under that program. Subsequent to June 30, 2001, Bank of America Corporation and Bank of America N.A. increased the borrowing capacity of their joint Euro medium-term note program to $25.0 billion.

  At June 30, 2001, Bank of America Corporation had the authority to issue 300 billion in yen-denominated notes (approximately U.S. $3 billion) under a shelf registration statement in Japan to be used exclusively for primary offerings to non-United States residents. In addition, Bank of America Corporation allocated $2 billion of the joint Euro medium-term note program mentioned above to be used exclusively for secondary offerings to non-United States residents for a shelf registration statement filed in Japan. The Corporation had $420 million outstanding under these programs at June 30, 2001. At December 31, 2000, the Corporation had no notes outstanding under these programs.

  At June 30, 2001, Bank of America Oregon, N.A. maintained approximately $6 billion in Federal Home Loan borrowings from the Home Loan Bank in Seattle, Washington. During 2001, Bank of America Oregon, N.A. accepted $463 million in Federal Home Loan Bank, Seattle advances with maturities ranging from 2004 to 2031. Of the $463 million accepted, $450 million was converted from fixed rates ranging from 5.72 percent to 5.89 percent to floating rates through interest rate swaps at a spread of 11 basis points below three-month LIBOR. The remaining $13 million bears interest at fixed rates ranging from 5.44 percent to 6.44 percent.

Note Seven - Commitments and Contingencies

Credit Extension Commitments

  The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following table summarizes outstanding commitments to extend credit at June 30, 2001 and December 31, 2000:

          ----------------------------------------------------------------------------------------------
                                                                          June 30           December 31
          (Dollars in millions)                                             2001               2000
          ----------------------------------------------------------------------------------------------
          Credit card commitments                                            $ 77,250           $ 72,058
          Other loan commitments                                              232,439            243,124
          Standby letters of credit and financial guarantees                   34,464             33,420
          Commercial letters of credit                                          3,807              3,327
          ==============================================================================================

When-Issued Securities

   At June 30, 2001, the Corporation had commitments to purchase and sell when-issued securities of $42.2 billion and $37.1 billion, respectively. At December 31, 2000, the Corporation had commitments to purchase and sell when-issued securities of $26.4 billion and $20.6 billion, respectively.

Litigation

   In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, substantial money damages are asserted against theCorporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.

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

   On July 30, 2001, the Securities and Exchange Commission issued a cease-and-desist order finding violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 promulgated thereunder, with respect to BankAmerica's accounting for, and the disclosures relating to, the D.E. Shaw relationship. The Corporation consented to the order without admitting or denying the findings. In the Matter of BankAmerica Corp, Exch. Act Rel. No. 44613, Acctg & Audit. Enf. Rel. No. 1249, Admin. Proc. No. 3-10541.

   Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.


Note Eight - Shareholders' Equity and Earnings Per Common Share

   During 2000, the Corporation completed its 1999 stock repurchase plan. On July 26, 2000, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion. At June 30, 2001, the remaining buyback authority for common stock under the 2000 program totaled $5.2 billion, or 55 million shares. During the six months ended June 30, 2001, the Corporation repurchased approximately 29 million shares of its common stock in open market repurchases at an average per-share price of $54.42, which reduced shareholders' equity by $1.6 billion. During the six months ended June 30, 2000, the Corporation repurchased approximately 34 million shares of its common stock in open market repurchases at an average per-share price of $47.88, which reduced shareholders' equity by $1.6 billion.

   In September 1999, the Corporation began selling put options on it common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. The put options give the holders the right to sell shares of the Corporation's common stock to the Corporation on certain dates at specified prices. The put option contracts allow the Corporation to determine the method of settlement, and the premiums received are reflected as a component of other shareholders' equity. At June 30, 2001, there were two million put options outstanding with exercise prices ranging from $51.38 per share to $56.36 per share which expire from

September 2001 to October 2001. At December 31, 2000, there were three million put options outstanding with exercise prices ranging from $45.22 per share to $50.37 per share which expired from January 2001 to April 2001.

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

     The calculation of earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2001 and 2000 is presented below:

----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended               Six Months Ended
(Dollars in millions, except per share information;                               June 30                        June 30
                                                                        ----------------------------------------------------------
shares in thousands)                                                        2001           2000             2001           2000
----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share
Net income                                                               $    2,023     $    2,063       $    3,893     $    4,303
Preferred stock dividends                                                        (1)            (2)              (2)            (3)
----------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                              $    2,022     $    2,061       $    3,891     $    4,300
----------------------------------------------------------------------------------------------------------------------------------
Average common shares issued and outstanding                              1,601,537      1,653,495        1,605,193      1,661,403
----------------------------------------------------------------------------------------------------------------------------------
      Earnings per common share                                          $     1.26     $     1.25       $     2.42     $     2.59
==================================================================================================================================
Diluted earnings per common share
Net income available to common shareholders                              $    2,022     $    2,061       $    3,891     $    4,300
Preferred stock dividends                                                         1              2                2              3
----------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders and assumed
      conversions                                                        $    2,023     $    2,063       $    3,893     $    4,303
----------------------------------------------------------------------------------------------------------------------------------
Average common shares issued and outstanding                              1,601,537      1,653,495        1,605,193      1,661,403
----------------------------------------------------------------------------------------------------------------------------------
Incremental shares from assumed conversions:
      Convertible preferred stock                                             2,708          2,914            2,746          2,987
      Stock options                                                          28,719         19,680           23,953         17,240
----------------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                             31,427         22,594           26,699         20,227
----------------------------------------------------------------------------------------------------------------------------------
Total diluted average common shares issued and outstanding                1,632,964      1,676,089        1,631,892      1,681,630
----------------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per common share                                  $     1.24     $     1.23       $     2.39     $     2.56
==================================================================================================================================

Note Nine - Business Segment Information

     The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment. In the first quarter of 2001, the thirty-year mortgage portfolio was moved from Consumer and Commercial Banking to the Corporate Other segment.

     Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers customized asset management and credit, financial advisory, fiduciary, trust and banking services, as well as both full-service and discount brokerage services. It provides management of equity, fixed income, cash and alternative investments to individuals, corporations and a wide array of institutional clients. Global Corporate and Investment Banking provides a diversified range of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Equity Investments includes Principal Investing which makes both direct and indirect equity investments in a wide variety of transactions.
Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio. The Corporate Other segment consists primarily of the functions associated with managing the interest rate risk of the Corporation.

     Effective January 2, 2001, the Corporation acquired the remaining 50 percent of Marsico Capital Management LLC (Marsico), which is part of the Asset Management segment, for a total investment of $1.1 billion. TheCorporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm specializing in large capitalization growth stocks.

     The following tables include total revenue, net income and average total assets for the three months and six months ended June 30, 2001 and 2000 for each business segment. Certain prior period amounts have been reclassified between segments to conform to the current period presentation.

Business Segments
----------------------------------------------------------------------------------------------------------------------------
For the three months ended June 30
                                                                              Consumer and
                                                 Total Corporation        Commercial Banking/(1)/      Asset Management/(1)/
                                         -----------------------------------------------------------------------------------
(Dollars in millions)                             2001       2000             2001       2000              2001       2000
----------------------------------------------------------------------------------------------------------------------------
Net interest income/(2)/                        $  5,117   $  4,695         $  3,506   $  3,358           $   171   $    151
Noninterest income                                 3,741      3,514            2,009      1,853               428        421
----------------------------------------------------------------------------------------------------------------------------
  Total revenue                                    8,858      8,209            5,515      5,211               599        572
Provision for credit losses                          800        470              471        304                63         (1)
Gains (losses) on sales of securities                 (7)         6                1          -                 -          -
Amortization of intangibles                          223        218              170        172                12          6
Other noninterest expense                          4,598      4,195            2,785      2,683               344        309
----------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                       3,230      3,332            2,090      2,052               180        258
Income tax expense                                 1,207      1,269              816        804                64         99
----------------------------------------------------------------------------------------------------------------------------
  Net income                                    $  2,023   $  2,063         $  1,274   $  1,248           $   116   $    159
============================================================================================================================
Average total assets                            $655,557   $672,588         $294,354   $289,120           $25,987   $ 23,269
============================================================================================================================

For the three months ended June 30
                                                       Global
                                                   Corporate and
                                               Investment Banking/(1)/     Equity Investments/(1)/         Corporate Other
                                         -----------------------------------------------------------------------------------
(Dollars in millions)                             2001       2000             2001       2000              2001       2000
----------------------------------------------------------------------------------------------------------------------------
Net interest income/(2)/                        $  1,130   $    922         $    (33)  $    (33)          $   343   $    297
Noninterest income                                 1,232      1,162              110        119               (38)       (41)
----------------------------------------------------------------------------------------------------------------------------
  Total revenue                                    2,362      2,084               77         86               305        256
Provision for credit losses                          252        150                -         (1)               14         18
Gains (losses) on sales of securities                (13)         -                -          -                 5          6
Amortization of intangibles                           39         37                2          3                 -          -
Other noninterest expense                          1,358      1,165               47         26                64         12
----------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                         700        732               28         58               232        232
Income tax expense                                   250        250               10         22                67         94
----------------------------------------------------------------------------------------------------------------------------
  Net income                                    $    450   $    482         $     18   $     36           $   165   $    138
============================================================================================================================
Average total assets                            $235,369   $228,169         $  6,524   $  5,119           $93,323   $126,911
============================================================================================================================

(1)  There were no material intersegment revenues among the segments.
(2)  Net interest income is presented on a taxable-equivalent basis.

Business Segments
----------------------------------------------------------------------------------------------------------------------------
For the six months ended June 30
                                                                                Consumer and
                                                 Total Corporation         Commercial Banking/(1)/     Asset Management/(1)/
                                          ----------------------------------------------------------------------------------
(Dollars in millions)                              2001       2000             2001       2000             2001       2000
----------------------------------------------------------------------------------------------------------------------------
Net interest income/(2)/                        $  9,838   $  9,271         $  6,827   $  6,645           $   331   $    296
Noninterest income/(3)/                            7,521      7,579            4,002      3,528               844        824
----------------------------------------------------------------------------------------------------------------------------
   Total revenue                                  17,359     16,850           10,829     10,173             1,175      1,120
Provision for credit losses                        1,635        890              988        727                71          9
Gains (losses) on sales of securities                (15)        12                1          -                 -          -
Amortization of intangibles                          446        435              340        345                25         12
Other noninterest expense                          9,029      8,601            5,504      5,410               690        605
----------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                      6,234      6,936            3,998      3,691               389        494
Income tax expense                                 2,341      2,633            1,563      1,442               143        189
----------------------------------------------------------------------------------------------------------------------------
   Net income                                   $  3,893   $  4,303         $  2,435   $  2,249           $   246   $    305
============================================================================================================================
Average total assets                            $652,147   $661,804         $291,728   $287,033           $25,922   $ 22,831
============================================================================================================================

For the six months ended June 30
                                               Global Corporate and
                                              Investment Banking/(1)/     Equity Investments/(1)/          Corporate Other
                                          ----------------------------------------------------------------------------------
(Dollars in millions)                             2001       2000             2001       2000              2001       2000
----------------------------------------------------------------------------------------------------------------------------
Net interest income/(2)/                        $  2,131   $  1,820         $    (75)  $    (61)          $   624   $    571
Noninterest income/(3)/                            2,638      2,604              257        670              (220)       (47)
----------------------------------------------------------------------------------------------------------------------------
   Total revenue                                   4,769      4,424              182        609               404        524
Provision for credit losses                          496        152                -          3                80         (1)
Gains (losses) on sales of securities                (21)         3                -          -                 5          9
Amortization of intangibles                           76         73                5          5                 -          -
Other noninterest expense                          2,647      2,426               91         51                97        109
----------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                      1,529      1,776               86        550               232        425
Income tax expense                                   544        616               31        213                60        173
----------------------------------------------------------------------------------------------------------------------------
   Net income                                   $    985   $  1,160         $     55   $    337           $   172   $    252
============================================================================================================================
Average total assets                            $234,236   $223,410         $  6,627   $  4,931           $93,634   $123,599
============================================================================================================================

/(1)/  There were no material intersegment revenues among the segments.
/(2)/  Net interest income is presented on a taxable-equivalent basis.
/(3)/ Noninterest income includes the $83 million SFAS 133 transition adjustment net loss which is included in trading account profits.
       The components of the transition adjustment by segment are a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.


          A reconciliation of the segments' net income (excluding Corporate Other) to consolidated net income follows:

---------------------------------------------------------------------------------------------------------
                                                       Three Months Ended             Six Months Ended
                                                             June 30                       June 30
                                                   ------------------------------------------------------
(Dollars in millions)                                  2001          2000            2001          2000
---------------------------------------------------------------------------------------------------------
Segments' net income                                  $1,858        $1,925          $3,721        $4,051
Adjustments, net of taxes:
   Earnings associated with unassigned capital            84            52             152            99
   30-year mortgage portfolio net revenue                 65            82             132           176
   SFAS 133 transition adjustment                          -             -             (68)            -
   Provision for credit losses in excess of net
   charge-offs                                            (8)            -             (49)            -
   Gains on sales of securities                            3             4               3             6
   Other                                                  21             -               2           (29)
 -------------------------------------------------------------------------------------------------------
     Consolidated net income                          $2,023        $2,063          $3,893        $4,303
========================================================================================================

--------------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

  This report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of Bank of America Corporation (the Corporation). This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation's 2000 Annual Report on Form 10-K. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

   The possible events or factors include the following: the Corporation's loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The level of nonperforming assets, charge-offs and provision expense can be affected by local, regional and international economic and market conditions, including the impact of the energy crisis, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

   In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: projected business increases following process changes and productivity and investment initiatives are lower than expected or do not pay for severance or other related costs as quickly as anticipated; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the Internet; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates, including the impact of the energy crisis; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation; and management's ability to manage these and other risks.

Overview

   The Corporation is a Delaware corporation, a bank holding company and a financial holding company, and is headquartered in Charlotte, North Carolina. The Corporation operates in 21 states and the District of Columbia and has offices located in 38 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services both domestically and internationally through four major business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking, and Equity Investments. At June 30, 2001, the Corporation had $626 billion in assets and approximately 144,000 full-time equivalent employees.

   The remainder of management's discussion and analysis of the Corporation's results of operations and financial position should be read in conjunction with the consolidated financial statements and related notes presented on pages 2 through 18.

   Refer to Table One for selected financial data for the three months and six months ended June 30, 2001 and 2000 and Table Seventeen for the two most recent quarters.

Key performance highlights for the six months ended June 30, 2001 compared to the same period in 2000:

 . Net income totaled $3.9 billion, or $2.39 per common share (diluted), compared to $4.3 billion, or $2.56 per common share (diluted).

 . Shareholder value added (SVA) declined $494 million to $1.5 billion primarily related to lower market-related revenues, higher credit costs and increased other noninterest expense, partially offset by increases in net interest income and consumer-based fee income.

 .  The return on average common shareholders' equity was 16.27 percent.

 . Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. Total revenue was $17.4 billion, an increase of $509 million.

   . Net interest income increased $567 million to $9.8 billion. The increase was primarily due to a favorable shift in loan mix, higher levels of core funding, changes in interest rates, the effect of portfolio repositioning and an increased trading-related contribution. These factors were partially offset by deterioration in auto lease residual values, the impact of the deposit pricing initiative and mortgage whole loan sales. Average managed loans and leases were $406.5 billion, a $13.6 billion increase, primarily due to an eight percent increase in consumer loans and leases, partially offset by a one percent decrease in commercial loans and leases. Average core deposits grew to $301.5 billion, a $10.7 billion increase. The net interest yield was 3.50 percent, a 25 basis point increase. The increase was primarily due to the effect of changes in interest rates, portfolio repositioning and higher levels of core funding sources.

   . Noninterest income was $7.5 billion, a $58 million decrease. Increases in service charges, card income, mortgage banking income, investment and brokerage services and investment banking income were offset by declines in equity investment gains, trading account profits and other income. Trading account profits included the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) transition adjustment net loss of $83 million. Consumer and Commercial Banking experienced a $180 million, or 11 percent, increase in service charges driven by higher business volumes. A $134 million, or 13 percent, increase in card income to $1.2 billion was primarily due to new account growth in both credit and debit card and increased purchase volume on existing accounts. Revenue in the mortgage banking business increased 54 percent with higher originations as customers took advantage of falling interest rates. Income from investment and brokerage services increased $11 million to $772 million in the Asset Management segment largely due to new asset management business and the completed acquisition of Marsico Capital Management LLC (Marsico), partially offset by lower broker activity due to decreased trade volume as a result of significant market decline. Although the noninterest income component of trading-related revenue within Global Corporate and Investment Banking remained flat at $1.2 billion, revenues from fixed income and commodities increased as a result of more liquidity and market volatility, offset by decreases in most of the other trading accounts. Investment banking income increased $31 million to $801 million, led by increased fixed income originations. Equity Investments had equity investment gains of $275 million, reflecting a decrease of $387 million, and included a gain of $140 million in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network.

 .  The provision for credit losses was $1.6 billion, a $745 million increase.
   Net charge-offs were $1.6 billion, or 0.82 percent of average loans and leases, an increase of 35 basis points. Provision expense exceeded net charge-offs by $75 million as the Corporation increased the reserve for credit losses given the deterioration in credit quality and uncertainty surrounding the current economic environment. The increase in net charge-offs of $670 million was centered in the commercial - domestic portfolio and also reflected increases in consumer finance and bankcard charge-offs. Nonperforming assets were $6.2 billion, or 1.63 percent of loans, leases and foreclosed properties at June 30, 2001, a $738 million, or 24 basis point increase from December 31, 2000. The increase was primarily centered in the commercial - domestic loan portfolio, resulting from credit deterioration as companies were affected by the weakening economic environment. The allowance for credit losses totaled $6.9 billion and $6.8 billion at June 30, 2001 and December 31, 2000, respectively.

 . Other noninterest expense was $9.5 billion, a $439 million increase, primarily driven by higher revenue-related incentive compensation, marketing and professional fees expense.


Employee-Related Matters

Productivity and Investment Initiatives

   As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax restructuring charge of $550 million ($346 million after-tax) in the third quarter of 2000 which was included in merger and restructuring charges in the Consolidated Statement of Income on page 62 of the Corporation's 2000 Annual Report on Form 10-K. As part of these initiatives and in order to reallocate resources, the Corporation announced that it would eliminate 9,000 to 10,000 positions, or six to seven percent of its workforce, over a twelve-month period. Of the $550 million restructuring charge, approximately $475 million will be used to cover severance and related costs and $75 million will be used for other costs related to process change and channel consolidation. Over half of the severance and related costs are related to management positions which were eliminated in a review of span of control and management structure. The restructuring charge includes severance and related payments for approximately 8,300 positions, which are company-wide and across all levels. The difference between the 8,300 positions and the 10,000 positions initially announced is due to normal attrition. Through June 30, 2001, there were approximately 8,300 employees who had entered severance status as part of these initiatives. The remaining restructuring reserve balance was $89 million at June 30, 2001, of which approximately $40 million is related to future payments for employees who have entered severance status and approximately $49 million is related to process change costs and channel consolidation. See Note Two of the consolidated financial statements for additional restructuring charge information.

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

Table One
Selected Financial Data
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months                      Six Months
                                                                             Ended June 30                   Ended June 30
                                                                     --------------------------------------------------------------
(Dollars in millions, except per share information)                      2001             2000           2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
Income statement
Interest income                                                      $    9,925       $   10,726     $   20,166        $   20,793
Interest expense                                                          4,895            6,109         10,497            11,671
Net interest income                                                       5,030            4,617          9,669             9,122
Net interest income (taxable-equivalent basis)                            5,117            4,695          9,838             9,271
Noninterest income                                                        3,741            3,514          7,521             7,579
Total revenue                                                             8,771            8,131         17,190            16,701
Total revenue (taxable-equivalent basis)                                  8,858            8,209         17,359            16,850
Provision for credit losses                                                 800              470          1,635               890
Gains (losses) on sales of securities                                        (7)               6            (15)               12
Other noninterest expense                                                 4,821            4,413          9,475             9,036
Income before income taxes                                                3,143            3,254          6,065             6,787
Income tax expense                                                        1,120            1,191          2,172             2,484
Net income                                                                2,023            2,063          3,893             4,303
Net income available to common shareholders                               2,022            2,061          3,891             4,300
Average common shares issued and outstanding (in thousands)           1,601,537        1,653,495      1,605,193         1,661,403
Average diluted common shares issued and outstanding (in              1,632,964        1,676,089      1,631,892         1,681,630
 thousands)
---------------------------------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                                   1.24   %         1.23  %        1.20   %          1.31  %
Return on average common shareholders' equity                             16.67            17.63          16.27             18.60
Total equity to total assets (period-end)                                  7.88             6.75           7.88              6.75
Total average equity to total average assets                               7.43             7.00           7.40              7.04
Efficiency ratio                                                          54.44            53.77          54.58             53.63
Dividend payout ratio                                                     44.35            39.94          46.17             38.49
Shareholder value added                                              $      791       $      878     $    1,470        $    1,964
---------------------------------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                             $     1.26       $     1.25     $     2.42        $     2.59
Diluted earnings                                                           1.24             1.23           2.39              2.56
Cash dividends paid                                                         .56              .50           1.12              1.00
Book value                                                                30.75            27.82          30.75             27.82
---------------------------------------------------------------------------------------------------------------------------------
Cash basis financial data/(1)/
Earnings                                                             $    2,246       $    2,281     $    4,339        $    4,738
Earnings per common share                                                  1.40             1.38           2.70              2.85
Diluted earnings per common share                                          1.38             1.36           2.66              2.82
Return on average assets                                                   1.37   %         1.36  %        1.34   %          1.44  %
Return on average common shareholders' equity                             18.52            19.49          18.14             20.49
Efficiency ratio                                                          51.92            51.12          52.01             51.04
---------------------------------------------------------------------------------------------------------------------------------
Balance sheet (period-end)
Total loans and leases                                               $  380,425       $  400,817     $  380,425        $  400,817
Total assets                                                            625,525          679,538        625,525           679,538
Total deposits                                                          363,486          356,664        363,486           356,664
Long-term debt                                                           63,243           69,245         63,243            69,245
Trust preferred securities                                                4,955            4,955          4,955             4,955
Common shareholders' equity                                              49,234           45,786         49,234            45,786
Total shareholders' equity                                               49,302           45,861         49,302            45,861
---------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (period-end)
Tier 1 capital                                                             7.90   %         7.40  %        7.90   %          7.40  %
Total capital                                                             12.09            11.03          12.09             11.03
Leverage ratio                                                             6.50             6.11           6.50              6.11
---------------------------------------------------------------------------------------------------------------------------------
Market price per share of common stock
 Closing                                                             $    60.03       $    43.00     $    60.03        $    43.00
 High                                                                     62.18            61.00          62.18             61.00
 Low                                                                      48.65            42.98          45.00             42.31
---------------------------------------------------------------------------------------------------------------------------------

(1) Cash basis calculations exclude goodwill and other intangible amortization expense.

Business Segment Operations

   The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment. In the first quarter of 2001, the thirty-year mortgage portfolio was moved from Consumer and Commercial Banking to the Corporate Other segment.

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

   See Note Nine of the consolidated financial statements for additional business segment information and a reconciliation to consolidated amounts. Additional information on noninterest income can be found in the "Noninterest Income" section beginning on page 39. Certain prior period amounts have been reclassified between segments and their components (presented after Table Two) to conform to the current period presentation.

Table Two
Business Segment Summary
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended June 30

                                       Consumer and                                 Global Corporate and
                                    Commercial Banking/(1)/  Asset Management/(1)/  Investment Banking/(1)/  Equity Investments/(1)/
                                    ------------------------------------------------------------------------------------------------
(Dollars in millions)                   2001          2000       2001        2000        2001        2000      2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/(2)/            $  3,506      $  3,358    $   171     $   151    $  1,130    $    922    $  (33)       $  (33)
Noninterest income                     2,009         1,853        428         421       1,232       1,162       110           119
------------------------------------------------------------------------------------------------------------------------------------
  Total revenue                        5,515         5,211        599         572       2,362       2,084        77            86
Net income                             1,274         1,248        116         159         450         482        18            36
Cash basis earnings                    1,444         1,420        128         165         489         519        20            39
Shareholder value added                  790           741         68         122         131         121       (52)          (16)
Net interest yield                      5.86 %        6.04 %     2.76 %      2.67 %      2.31 %      1.97 %     n/m           n/m
Return on average equity                23.4          22.0       22.9        44.4        15.1        14.5       3.1  %        7.9 %
Cash basis return on equity             26.5          25.1       25.4        46.1        16.4        15.6       3.5           8.5
Efficiency ratio                        53.6          54.8       59.6        54.9        59.2        57.7      63.9          34.0
Cash basis efficiency ratio             50.5          51.5       57.5        53.9        57.6        55.9      60.4          30.9
Average:
    Total loans and leases          $218,880      $207,750    $23,758     $21,771    $ 85,541    $ 94,372    $  491        $  418
    Total deposits                   264,684       258,090     11,995      11,652      67,439      68,155        15            13
    Total assets                     294,354       289,120     25,987      23,269     235,369     228,169     6,524         5,119
====================================================================================================================================
For the six months ended June 30
                                       Consumer and                                 Global Corporate and
                                    Commercial Banking/(1)/  Asset Management/(1)/  Investment Banking/(1)/  Equity Investments/(1)/
                                    ------------------------------------------------------------------------------------------------
(Dollars in millions)                   2001          2000       2001        2000        2001        2000      2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/(2)/            $  6,827      $  6,645    $   331     $   296    $  2,131    $  1,820    $  (75)       $  (61)
Noninterest income/(3)/                4,002         3,528        844         824       2,638       2,604       257           670
------------------------------------------------------------------------------------------------------------------------------------
  Total revenue                       10,829        10,173      1,175       1,120       4,769       4,424       182           609
Net income                             2,435         2,249        246         305         985       1,160        55           337
Cash basis earnings                    2,775         2,594        271         317       1,061       1,233        60           342
Shareholder value added                1,466         1,235        151         231         338         442       (79)          236
Net interest yield                      5.79 %        6.06 %     2.70 %      2.69 %      2.19 %      1.98 %     n/m           n/m
Return on average equity                22.3          19.9       24.6        42.6        16.4        17.6       4.8          38.1
Cash basis return on equity             25.4          22.9       27.1        44.2        17.6        18.7       5.2          38.7
Efficiency ratio                        54.0          56.6       60.8        55.1        57.1        56.5      53.0           9.4
Cash basis efficiency ratio             50.8          53.2       58.7        54.1        55.5        54.8      50.1           8.5
Average:
    Total loans and leases          $217,288      $205,117    $23,645     $21,246    $ 88,769    $ 93,302    $  497        $  417
    Total deposits                   262,253       256,405     11,902      11,248      66,687      66,635        26            10
    Total assets                     291,728       287,033     25,922      22,831     234,236     223,410     6,627         4,931
====================================================================================================================================

n/m = not meaningful
(1)  There were no material intersegment revenues among the segments.
(2)  Net interest income is presented on a taxable-equivalent basis.
(3) Noninterest income includes the $83 million SFAS 133 transition adjustment net loss which is included in trading account profits.
     The components of the transition adjustment by business segment are a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other (not included in the table above).


Consumer and Commercial Banking

   Consumer and Commercial Banking provides a wide array of products and services to individuals, small businesses and middle market companies through multiple delivery channels.

  The Corporation's market share in the consumer and commercial businesses is significant across some of the fastest growing regions of the United States. The Corporation continues its strategy of focusing on the customer in terms of sales and service. The results for the six months ended June 30, 2001 also reflect the Corporation's continued focus on Card Services as a growth area as end of period managed consumer card outstandings increased 22 percent, merchant processing volume increased 16 percent and total card services purchase volume increased 12 percent compared to the same period in 2000.

     The Corporation's mortgage banking results, which include mortgage banking income and the mark-to-market adjustments on mortgage banking assets and the related instruments used to economically hedge the mortgage banking assets, is included within the discussion of the results of operations in the Consumer and Commercial Banking segment. The mark-to-market adjustments are included in trading account profits in the Consumer and Commercial Banking segment.

     In the second quarter of 2001, the Corporation's commercial real estate banking business was moved from Global Corporate and Investment Banking to Consumer and Commercial Banking. The credit and client management process and customer base of the business are better aligned with those of Consumer and Commercial Banking.

                                                       Consumer and Commercial Banking
                                       -------------------------------------------------------------------
                                            Three Months Ended                    Six Months Ended
                                                 June 30                               June 30
                                       -------------------------------------------------------------------
     (Dollars in millions)                2001             2000                2001             2000
     -----------------------------------------------------------------------------------------------------
     Net interest income                 $3,506           $3,358             $ 6,827           $ 6,645

     Noninterest income                   2,009            1,853               4,002             3,528
     -----------------------------------------------------------------------------------------------------
       Total revenue                      5,515            5,211              10,829            10,173

     Cash basis earnings                  1,444            1,420               2,775             2,594

     Shareholder value added                790              741               1,466             1,235

     Cash basis efficiency ratio           50.5  %          51.5  %             50.8  %           53.2  %
     -----------------------------------------------------------------------------------------------------

 .    Total revenue increased six percent for the six months ended June 30, 2001 compared to the same period in 2000. Total revenue included charges related to the deterioration of auto lease residual values of $227 million and $85 million for the six months ended June 30, 2001 and 2000, respectively.

     . Net interest income increased three percent as a favorable shift in loan mix and overall loan and deposit growth were partially offset by the impact of the money market savings pricing initiative and higher auto lease residual charges.

     . Noninterest income increased 13 percent. Strong card income growth of 13 percent, an 11 percent increase in service charges and improved mortgage banking results for the six months ended June 30, 2001 were partially offset by $35 million in auto lease residual charges related to the closing of the Corporation's Price Auto Outlet business.

 .    Cash basis earnings for the six months ended June 30, 2001 rose seven percent due to the increases in net interest income and noninterest income discussed above, partially offset by an increase in the provision for credit losses.

     . The provision for credit losses increased 36 percent reflecting higher charge-offs in the commercial - domestic, bankcard and consumer finance loan portfolios.

 .    Shareholder value added increased $231 million over the prior year as a result of the increase in cash basis earnings, driven by higher fee revenue.

     The major components of Consumer and Commercial Banking are Banking Regions, Consumer Products and Commercial Banking.

Banking Regions

     Banking Regions serves consumer households in 21 states and the District of Columbia and overseas through its extensive network of approximately 4,300 banking centers, 13,000 ATMs, telephone and Internet channels on www.bankofamerica.com. Banking Regions provides a wide array of products and services, including deposit products such as checking, money market savings accounts, time deposits and IRAs, and credit products such as home equity, mortgage, personal auto loans and auto leasing. Banking Regions also includes small business banking providing treasury management, credit services, community investment, debit card, e-commerce and brokerage services to over two million small business relationships across the franchise.

                                                                Banking Regions
                                       -----------------------------------------------------------------
                                            Three Months Ended                    Six Months Ended
                                                 June 30                               June 30
                                       -----------------------------------------------------------------
     (Dollars in millions)                2001             2000                 2001            2000
     ---------------------------------------------------------------------------------------------------
     Net interest income                 $2,101           $2,091               $4,116          $4,157

     Noninterest income                     959              876                1,901           1,703
     ---------------------------------------------------------------------------------------------------
       Total revenue                      3,060            2,967                6,017           5,860

     Cash basis earnings                    779              761                1,510           1,440

     Shareholder value added                445              418                  844             753

     Cash basis efficiency ratio           58.1  %          57.9  %              58.6  %         59.4 %
     ---------------------------------------------------------------------------------------------------

 .    Total revenue for the six months ended June 30, 2001 increased three percent as a rise in noninterest income was partially offset by a slight decrease in net interest income.

     . Loan growth, primarily in residential mortgages and home equity lending, and deposit growth had a positive effect on net interest income but were offset by the impact of the money market savings pricing initiative.

     . Noninterest income increased 12 percent primarily due to a 23 percent increase in debit card income, driven by a higher number of active debit cards and a higher number of debit card transactions per account, and an increase in consumer service charges of 10 percent throughout all Banking Regions.

 .    Cash basis earnings increased five percent for the six months ended June
     30, 2001, primarily attributable to the increase in revenue discussed above offset by a slight increase in noninterest expense.

 .    Shareholder value added rose $91 million as a result of the increase in cash basis earnings.

Consumer Products

   Consumer Products provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and Internet, lending and investing to develop low- and moderate-income communities, student lending and certain insurance services. Consumer Products also provides auto loans, retail finance programs to dealerships and lease financing of new and used cars.

                                                                Consumer Products
                                       -------------------------------------------------------------------
                                            Three Months Ended                    Six Months Ended
                                                 June 30                               June 30
                                       ------------------------------------------------------------------
     (Dollars in millions)                2001             2000                2001             2000
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------
     Net interest income                 $  893           $  762               $1,697          $1,443

     Noninterest income                     818              752                1,640           1,380
     ----------------------------------------------------------------------------------------------------
       Total revenue                      1,711            1,514                3,337           2,823

     Cash basis earnings                    485              454                  934             733

     Shareholder value added                271              230                  503             288

     Cash basis efficiency ratio           38.4  %          40.5  %              38.7  %         43.3  %
     ----------------------------------------------------------------------------------------------------

 .    Total revenue increased 18 percent due to increases in both net interest income and noninterest income.

     . Net interest income increased 18 percent due primarily to an increase in bankcard receivables.

     . Noninterest income increased 19 percent primarily due to increased credit card income and improved mortgage banking results. Credit card income grew 10 percent due to new consumer card account growth and an increase in purchase volume. Mortgage banking results have increased due to higher origination activity and servicing levels and the net mark-to-market adjustments related to the mortgage banking assets and related hedging instruments. These increases were partially offset by $35 million in auto lease residual charges related to the closing of the Corporation's Price Auto Outlet business in the first quarter of 2001.

 .    The 27 percent increase in cash basis earnings for the six months ended
     June 30, 2001 was due to the increases in net interest income and noninterest income discussed above. These increases were partially offset by a rise in the provision for credit losses.

     . The provision for credit losses increased 23 percent to $587 million primarily due to higher net charge-offs in the bankcard and consumer finance loan portfolios. The increase in bankcard charge-offs was driven by portfolio growth and an increase in personal bankruptcy filings. The increase in consumer finance charge-offs was driven by growth in the portfolio and a weakened economic environment.

 .    Shareholder value added increased $215 million due to the increase in cash basis earnings.

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

                                                               Commercial Banking
                                       -------------------------------------------------------------------
                                            Three Months Ended                    Six Months Ended
                                                 June 30                               June 30
                                       -------------------------------------------------------------------
     (Dollars in millions)                2001             2000                2001             2000
     -----------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------
     Net interest income                 $ 512            $ 505               $1,014           $1,045

     Noninterest income                    232              225                  461              445
     -----------------------------------------------------------------------------------------------------
       Total revenue                       744              730                1,475            1,490

     Cash basis earnings                   180              205                  331              421

     Shareholder value added                74               93                  119              194

     Cash basis efficiency ratio          47.2  %          48.2  %              46.7  %          47.6  %
     -----------------------------------------------------------------------------------------------------

 .    Noninterest income increased four percent and was offset by a three percent decrease in net interest income. Total revenue for the six months ended
     June 30, 2001 decreased one percent.

     . The increase in noninterest income was attributable to higher corporate service charges driven by increases in deposit account service charges, non-deposit service charges and fees, and bankers' acceptances and letters of credit fees.

     . Net interest income decreased primarily due to lower commercial loan volumes and liquidation of the commercial finance businesses.

 .    Lower noninterest expense was more than offset by lower revenue and an increase in the provision for credit losses resulting in a 21 percent decline in cash basis earnings for the six months ended June 30, 2001.

     . Noninterest expense decreased three percent to $716 million, primarily due to lower personnel expense resulting from the productivity and growth initiatives begun in the second half of 2000 and liquidation of the commercial finance businesses.

     . The provision for credit losses increased $151 million to $267 million as a result of credit deterioration in the commercial loan portfolio.

 .    Shareholder value added decreased $75 million as cash basis earnings experienced a decline.

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

     The Corporation's strategy is to focus on and grow the asset management business. Recent initiatives include the addition of two new investment platforms which broaden the Corporation's capabilities to maximize market opportunity for its clients. The Corporation continues to enhance the financial planning tools used to assist clients with their financial goals. The five percent growth in assets under management since December 31, 2000 and increases in commercial and residential mortgage loans contributed to the five percent growth in revenue for the six months ended June 30, 2001. Assets under management rose $28 billion to $290 billion at June 30, 2001 compared to June 30, 2000. Assets of the Nations Funds family of mutual funds reached $119 billion at June 30, 2001 compared to $91 billion one year ago.

     Effective January 2, 2001, the Corporation acquired the remaining 50 percent of Marsico for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico, a Denver-based investment management firm specializing in large capitalization growth stocks, manages $13 billion in assets.

                                                 Asset Management
                                    ------------------------------------------
                                    Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                    ------------------------------------------
    (Dollars in millions)            2001        2000        2001        2000
    --------------------------------------------------------------------------
    Net interest income             $ 171       $ 151      $  331      $  296
    Noninterest income                428         421         844         824
    -------------------------------------------------------------------------
      Total revenue                   599         572       1,175       1,120
    Cash basis earnings               128         165         271         317
    Shareholder value added            68         122         151         231
    Cash basis efficiency ratio      57.5 %      53.9 %      58.7 %      54.1 %
    -------------------------------------------------------------------------

 .   Total revenue increased five percent for the six months ended June 30, 2001.
    The increase was attributable to increases in both net interest income and noninterest income.

    . Net interest income increased 12 percent due to strong growth in the commercial and residential mortgage loan portfolios.

    . Noninterest income increased two percent reflecting new asset management business and the completed acquisition of Marsico, partially offset by lower broker activity due to decreased trade volume as the result of significant market decline.

 .   Cash basis earnings decreased 14 percent for the six months ended June 30,
    2001, as revenue growth was offset by higher provision expense related to one loan that was charged off in the second quarter of 2001 and increased noninterest expense.

    . Noninterest expense increased 16 percent reflecting investments in new private banking offices, the acquisition of Marsico and in personnel supporting the revenue growth initiatives, partially offset by one-time business divestiture expenditures in 2000.

 .   Shareholder value added declined $80 million due to the decline in cash basis earnings and the increased capital associated with building the business.


Global Corporate and Investment Banking

    Global Corporate and Investment Banking provides a broad array of financial services such as investment banking, trade finance, treasury management, lending, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 38 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, merger and acquisition advisory, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leasing, leveraged finance, project finance, senior bank debt, structured finance and trade services.

                                                     Global Corporate and
                                                      Investment Banking
                                 -------------------------------------------------------
                                      Three Months Ended              Six Months Ended
                                            June 30                        June 30
                                  ------------------------------------------------------
   (Dollars in millions)              2001           2000            2001          2000
   -------------------------------------------------------------------------------------
   Net interest income               $1,130         $  922          $2,131        $1,820
   Noninterest income                 1,232          1,162           2,638         2,604
   -------------------------------------------------------------------------------------
   Total revenue                      2,362          2,084           4,769         4,424
   Cash basis earnings                  489            519           1,061         1,233
   Shareholder value added              131            121             338           442
   Cash basis efficiency ratio         57.6 %         55.9 %          55.5 %        54.8 %
   -------------------------------------------------------------------------------------


 . For the six months ended June 30, 2001, total revenue increased eight percent primarily due to 15 percent growth in trading-related revenue.

   . Net interest income increased 17 percent as a result of higher trading-related activities and lower funding costs.

   . Noninterest income increased one percent as increases in investment and brokerage services, investment banking income and corporate service charges were partially offset by a decrease in other income.

 . Cash basis earnings decreased 14 percent for the six months ended June 30, 2001 as revenue growth was more than offset by higher credit-related costs and noninterest expense.

   . The provision for credit losses increased $344 million due to credit quality deterioration in the commercial - domestic loan portfolio of Global Credit Products.

   . A nine percent increase in noninterest expense was primarily due to higher revenue-related incentive compensation and the build-out of the investment banking platform.

 . Shareholder value added declined $104 million as a result of higher credit costs, partially offset by a lower charge for the use of capital.

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

   In addition, Global Investment Banking provides risk management solutions for our global customer base using interest rate, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the businesses will take positions in these products and capitalize on market-making activities. The Global Investment Banking business also takes an active role in the trading of fixed income securities in all of the regions in which Global Corporate and Investment Banking transacts business and is a primary dealer in the U.S., as well as in several international locations.

                                                 Global Investment Banking
                                   ----------------------------------------------------
                                       Three Months Ended            Six Months Ended
                                             June 30                      June 30
                                   ----------------------------------------------------
    (Dollars in millions)              2001          2000            2001         2000
    -----------------------------------------------------------------------------------
    Net interest income               $  417        $  283          $  770       $  522
    Noninterest income                   897           794           1,957        1,890
    -----------------------------------------------------------------------------------
      Total revenue                    1,314         1,077           2,727        2,412
    Cash basis earnings                  220           208             550          527
    Shareholder value added              108            97             332          313
    Cash basis efficiency ratio         73.8 %        70.6 %          68.5 %       67.2 %
    -----------------------------------------------------------------------------------


 .   Total revenue grew 13 percent for the six months ended June 30, 2001 primarily due to higher trading-related revenue.

    . Net interest income grew 47 percent as a result of higher trading-related activities.

    . Higher investment and brokerage services income, investment banking income and trading account profits drove noninterest income growth of four percent. Trading account profits by product category were mixed with increases in fixed income and commodities and other contracts, offset by declines in interest rate, equities and equity derivatives and foreign exchange contracts. Investment banking income increased as a result of strong fixed income originations, offset by weaker demand in syndications, equity underwriting and advisory services.

 .   Cash basis earnings increased four percent for the six months ended June 30,
    2001, as revenue growth was partially offset by a $249 million, or 15 percent, increase in noninterest expense.

    . The increase in noninterest expense was primarily due to higher revenue-related incentive compensation and the build-out of the investment banking platform.

 .   Shareholder value added increased six percent, or $19 million, due to higher cash basis earnings.


Global Credit Products

    Global Credit Products provides credit and lending services and includes the corporate industry-focused portfolio, leasing and project finance.


                                               Global Credit Products
                                   -----------------------------------------------
                                      Three Months Ended         Six Months Ended
                                           June 30                    June 30
                                   -----------------------------------------------
    (Dollars in millions)              2001        2000           2001       2000
    ------------------------------------------------------------------------------
    Net interest income                $ 542       $ 489         $1,039     $1,011
    Noninterest income                   134         175            281        330
    ------------------------------------------------------------------------------
       Total revenue                     676         664          1,320      1,341
    Cash basis earnings                  197         264            377        585
    Shareholder value added              (33)         (7)           (95)        39
    Cash basis efficiency ratio         20.1 %      22.4 %         20.3 %     21.8 %
    ------------------------------------------------------------------------------

 .  Total revenue declined two percent for the six months ended June 30, 2001.

   . Net interest income increased three percent compared to the prior year as result of lower funding costs.

   . Noninterest income declined 15 percent primarily due to lower gains in the leasing portfolio.

 . Cash basis earnings declined 36 percent primarily due to a $340 million increase in the provision for credit losses driven by credit quality deterioration in the commercial - domestic loan portfolio.

 . Shareholder value added decreased $134 million as a result of the increase in the provision for credit losses, partially offset by a lower charge for the use of capital, reflecting the continued efforts to reduce corporate loan levels and exit less profitable relationships.


Global Treasury Services

   Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and public and private companies of all sizes manage their operations and cash flows on a local, regional, national and global level.

                                                   Global Treasury Services
                                    -----------------------------------------------------
                                       Three Months Ended             Six Months Ended
                                            June 30                        June 30
                                    -----------------------------------------------------
   (Dollars in millions)               2001          2000            2001          2000
   --------------------------------------------------------------------------------------
   Net interest income                $ 171         $ 150           $ 322        $  287
   Noninterest income                   201           193             400           384
   ------------------------------------------------------------------------------------
     Total revenue                      372           343             722           671
   Cash basis earnings                   72            47             134           121
   Shareholder value added               56            31             101            90
   Cash basis efficiency ratio         68.6 %        74.6 %          70.7 %        76.2 %
   ====================================================================================

 . Revenue increased eight percent led by increases in both net interest income and noninterest income for the six months ended June 30, 2001.

   . Net interest income increased 12 percent primarily due to lower funding costs.

   . Noninterest income increased four percent due to an increase in corporate service charges driven by an increase in non-deposit and deposit account service charges.

 . Cash basis earnings increased 11 percent for the six months ended June 30, 2001, driven primarily by the growth in revenue.

 . Shareholder value added increased $11 million due to the increase in cash basis earnings.


Equity Investments

   Equity Investments includes Principal Investing, which is comprised of a diversified portfolio of investments in companies at all stages of the business cycle, from start up to buyout. Investments are made on both a direct and indirect basis in the U.S. and overseas. Direct investing activity focuses on playing an active role in the strategic and financial direction of the portfolio company as well as providing broad business experience and access to the Corporation's global resources. Indirect investments represent passive limited partnership stakes in funds managed by experienced third party private equity investors who act as general partners. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio.


                                                 Equity Investments
                                    -----------------------------------------
                                      Three Months Ended    Six Months Ended
                                            June 30              June 30
                                    -----------------------------------------
   (Dollars in millions)               2001       2000       2001      2000
   --------------------------------------------------------------------------
   Net interest income                $ (33)     $ (33)     $ (75)    $ (61)
   Noninterest income                   110        119        257       670
   ------------------------------------------------------------------------
      Total revenue                      77         86        182       609
   Cash basis earnings                   20         39         60       342
   Shareholder value added              (52)       (16)       (79)      236
   Cash basis efficiency ratio         60.4 %     30.9 %     50.1 %     8.5 %
   ========================================================================


 . For the six months ended June 30, 2001, both revenue and cash basis earnings decreased substantially due primarily to lower equity investment gains.

   . Net interest income consists primarily of the funding cost associated with the carrying value of investments.

   . Equity investment gains decreased $387 million to $275 million, with $100 million in Principal Investing and $175 million in the strategic investments portfolio. Equity investment gains in the strategic investments portfolio included $140 million in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network.

   . Shareholder value added declined $315 million reflecting the decline in cash basis earnings.


Corporate Other

   The Corporate Other segment consists primarily of certain residential mortgages originated by the mortgage group (not from retail branch originations) as these instruments are used for balance sheet and interest rate risk management. This unit also includes the earnings associated with unassigned capital, certain expenses that have not been allocated to any particular business segment and other corporate transactions. Corporate Other results for the six months ended June 30, 2001 included a pre-tax $106 million transition adjustment loss related to the implementation of SFAS 133. See Note Nine of the consolidated financial statements for additional information on the Corporate Other segment.


Results of Operations

Net Interest Income

   An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the most recent five quarters and for the six months ended June 30, 2001 and 2000 are presented in Tables Four and Five, respectively.

   As reported, net interest income on a taxable-equivalent basis increased $422 million to $5.1 billion for the three months ended June 30, 2001 compared to the same period in 2000. For the six months ended June 30, 2001 and 2000, net interest income on a taxable-equivalent basis was $9.8 billion and $9.3 billion, respectively. Management also reviews "core net interest income," which adjusts reported net interest income for the impact of trading-related activities, securitizations, asset sales and divestitures. For purposes of internal analysis, management combines trading-related net interest income with trading account profits, as discussed in the "Noninterest Income" section on page 39, as trading strategies are typically evaluated based on total revenue. The determination of core net interest income also requires adjustment for the impact of securitizations (primarily home equity and credit card), asset sales (primarily residential mortgage loans) and divestitures. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as the Corporation takes on the role of servicer and records servicing income and gains on securitizations, where appropriate.

   Table Three below provides a reconciliation of net interest income on a taxable-equivalent basis presented in Tables Four and Five to core net interest income for the three months and six months ended June 30, 2001 and 2000, respectively:

Table Three
Net Interest Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                          Six Months Ended
                                                            June 30                                     June 30
                                                     ----------------------       Increase/      --------------------    Increase/
(Dollars in millions)                                   2001         2000        (Decrease)        2001         2000    (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income
As reported/(1)/                                     $   5,117     $   4,695        9.0  %      $   9,838    $   9,271      6.1  %
Less: Trading-related net interest income                 (391)         (267)                        (739)        (483)
Add:  Impact of securitizations, asset sales
        and divestitures                                    52             2                           93            2
-----------------------------------------------------------------------------------------------------------------------------------
    Core net interest income                         $   4,778     $   4,430        7.9  %      $   9,192    $   8,790      4.6  %
-----------------------------------------------------------------------------------------------------------------------------------

Average earning assets
As reported                                          $ 567,628     $ 582,490       (2.6) %      $ 564,544    $ 572,830     (1.4) %
Less: Trading-related earning assets                  (125,555)     (115,984)                    (122,729)    (112,566)
Add:  Earning assets securitized, sold
        and divested                                    15,248           968                       14,754          615
-----------------------------------------------------------------------------------------------------------------------------------
    Core average earning assets                      $ 457,321     $ 467,474       (2.2) %      $ 456,569    $ 460,879     (0.9) %
-----------------------------------------------------------------------------------------------------------------------------------

Net interest yield on earning assets/(1,2)/
As reported                                               3.61 %        3.23 %       38  bp          3.50 %       3.25 %     25  bp
Add:  Impact of trading-related activities                0.64          0.57          7              0.61         0.58        3
      Impact of securitizations, asset sales
        and divestitures                                 (0.07)            -         (7)            (0.07)           -       (7)
-----------------------------------------------------------------------------------------------------------------------------------
    Core net interest yield on earning assets             4.18 %        3.80 %       38  bp          4.04 %       3.83 %     21  bp
===================================================================================================================================

/(1)/ Net interest income is presented on a taxable-equivalent basis. /(2)/ bp denotes basis points; 100 bp equals 1%.


   Core net interest income on a taxable-equivalent basis was $4.8 billion and $9.2 billion for the three months and six months ended June 30, 2001, respectively, an increase of $348 million and $402 million over the corresponding periods in 2000. The increase in net interest income was driven by a favorable change in loan mix, higher levels of core funding, changes in interest rates and the effect of portfolio repositioning, partially offset by the impact of deposit pricing initiatives and deterioration in auto lease residual values. The higher levels of core funding reflected a $10.7 billion increase in average core deposits and a $1.7 billion increase in average shareholders' equity.

   Core average earning assets were $457.3 billion and $456.6 billion for the three months and six months ended June 30, 2001, respectively, a decrease of $10.2 billion and $4.3 billion over the same periods in 2000, primarily reflecting reduced securities levels, partially offset by growth in managed loans. Falling interest rates in 2001 allowed the Corporation to shed lower yielding assets and reposition its balance sheet to take advantage of a steepened yield curve. Managed consumer loans increased nine percent and eight percent for the three months and six months ended June 30, 2001, led by growth in residential mortgages, bankcard receivables and home equity lines. Managed commercial loans decreased four percent and one percent for the three months and six months ended June 30, 2001, reflecting continuing efforts to reduce corporate loan levels and exit less profitable relationships. Loan growth is dependent on economic conditions, as well as various discretionary factors, and the management of borrower, industry, product and geographic concentrations.

   The core net interest yield increased 38 basis points to 4.18 percent and 21 basis points to 4.04 percent for the three months and six months ended June 30, 2001, respectively, mainly due to the effects of changes in interest rates, portfolio repositioning and higher levels of core funding sources.

      Table Four
      Quarterly Average Balances and Interest Rates - Taxable-Equivalent Basis

     -------------------------------------------------------------------------------------------------------------------------------

                                                                  Second Quarter 2001                          First Quarter 2001
                                                             -----------------------------------------------------------------------
                                                                                  Interest                        Interest
                                                                      Average     Income/     Yield/   Average    Income/    Yield/
      (Dollars in millions)                                           Balance     Expense     Rate     Balance    Expense    Rate
      ------------------------------------------------------------------------------------------------------------------------------
      Earning assets
      Time deposits placed and other short-term investments             $  7,085    $   81     4.58 %  $  6,675  $  102       6.17 %
      Federal funds sold and securities purchased under
            agreements to resell                                          33,859       405     4.79      31,903     435       5.48
      Trading account assets                                              67,311       944     5.62      62,491     852       5.49
      Securities/(1)/                                                     55,719       909     6.53      55,221     860       6.26
      Loans and leases/(2)/:
          Commercial - domestic                                          139,096     2,585     7.45     144,404   2,813       7.90
          Commercial - foreign                                            27,449       421     6.14      29,540     515       7.06
          Commercial real estate - domestic                               25,293       459     7.28      25,989     530       8.27
          Commercial real estate - foreign                                   352         5     6.64         300       6       7.82
      ------------------------------------------------------------------------------------------------------------------------------
             Total commercial                                            192,190     3,470     7.24     200,233   3,864       7.82
      ------------------------------------------------------------------------------------------------------------------------------
          Residential mortgage                                            84,346     1,546     7.34      82,710   1,532       7.43
          Home equity lines                                               21,958       424     7.75      21,744     467       8.71
          Direct/Indirect consumer                                        40,117       736     7.35      40,461     784       7.86
          Consumer finance                                                26,843       608     9.06      25,947     589       9.08
          Bankcard                                                        15,755       445    11.32      14,464     443      12.41
          Foreign consumer                                                 2,291        35     6.20       2,330      43       7.54
      ------------------------------------------------------------------------------------------------------------------------------
             Total consumer                                              191,310     3,794     7.94     187,656   3,858       8.29
      ------------------------------------------------------------------------------------------------------------------------------
                  Total loans and leases                                 383,500     7,264     7.59     387,889   7,722       8.05
      ------------------------------------------------------------------------------------------------------------------------------
      Other earning assets                                                20,154       409     8.11      17,248     352       8.28
      ------------------------------------------------------------------------------------------------------------------------------
             Total earning assets/(3)/                                   567,628    10,012     7.07     561,427  10,323       7.42
      ------------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                           23,232                         23,020
      Other assets, less allowance for credit losses                      64,697                         64,251
      ------------------------------------------------------------------------------------------------------------------------------
             Total assets                                               $655,557                       $648,698
      ==============================================================================================================================

      Interest-bearing liabilities
      Domestic interest-bearing deposits:
         Savings                                                        $ 20,222        57     1.14    $ 20,406      61       1.21
         NOW and money market deposit accounts                           113,031       676     2.40     107,015     808       3.06
         Consumer CDs and IRAs                                            74,777       969     5.20      77,772   1,068       5.57
         Negotiable CDs, public funds and other time deposits              6,005        81     5.37       7,137     108       6.16
      ------------------------------------------------------------------------------------------------------------------------------
             Total domestic interest-bearing deposits                    214,035     1,783     3.34     212,330   2,045       3.91
      ------------------------------------------------------------------------------------------------------------------------------
      Foreign interest-bearing deposits/(4)/:
         Banks located in foreign countries                               24,395       294     4.82      24,358     332       5.53
         Governments and official institutions                             3,983        45     4.53       3,993      52       5.27
         Time, savings and other                                          23,545       241     4.13      22,506     284       5.11
      ------------------------------------------------------------------------------------------------------------------------------
             Total foreign interest-bearing deposits                      51,923       580     4.49      50,857     668       5.32
      ------------------------------------------------------------------------------------------------------------------------------
                  Total interest-bearing deposits                        265,958     2,363     3.57     263,187   2,713       4.18
      ------------------------------------------------------------------------------------------------------------------------------
      Federal funds purchased, securities sold under agreements
            to repurchase and other short-term borrowings                 98,898     1,221     4.95      94,792   1,377       5.89
      Trading account liabilities                                         30,710       312     4.07      28,407     290       4.14
      Long-term debt/(5)/                                                 69,416       999     5.76      73,752   1,222       6.63
      ------------------------------------------------------------------------------------------------------------------------------
             Total interest-bearing liabilities/(6)/                     464,982     4,895     4.22     460,138   5,602       4.92
      ------------------------------------------------------------------------------------------------------------------------------
      Noninterest-bearing sources:
         Noninterest-bearing deposits                                     97,390                         92,431
         Other liabilities                                                44,476                         48,263
         Shareholders' equity                                             48,709                         47,866
      ------------------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                 $655,557                       $648,698
      ==============================================================================================================================
      Net interest spread                                                                      2.85                           2.50
      Impact of noninterest-bearing sources                                                     .76                            .89
      ------------------------------------------------------------------------------------------------------------------------------
             Net interest income/yield on earning assets                            $5,117     3.61 %            $4,721       3.39 %
      ==============================================================================================================================

      (1) The average balance and yield on securities are based on the average of historical amortized cost balances.
      (2) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
      (3) Interest income includes taxable-equivalent basis adjustments of $87 and $82 in the second and first quarters of 2001 and $94, $79 and $78 in the fourth, third, and second quarters of 2000, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying assets $194 and $27 in the second and first quarters of 2001 and $(31), $(13) and$(11) in the fourth, third and second quarters of 2000, respectively.
      (4) Primarily consists of time deposits in denominations of $100,000 or more.
      (5)    Long-term debt includes trust preferred securities.
      (6) Interest expense includes the impact of risk management interest rate contracts, which (increased ) decreased interest expense on the underlying liabilities $49 and $23 in the second and first quarters of 2001 and $(7), $(16) and $(5) in the fourth, third and second quarters of 2000, respectively.

------------------------------------------------------------------------------------------------------------------------------------

               Fourth Quarter 2000                       Third Quarter 2000                           Second Quarter 2000
------------------------------------------------------------------------------------------------------------------------------------
                   Interest                                    Interest                                    Interest
    Average         Income/    Yield/           Average         Income/      Yield/          Average        Income/      Yield/
    Balance         Expense    Rate             Balance         Expense       Rate           Balance        Expense       Rate
------------------------------------------------------------------------------------------------------------------------------------
         $ 5,663         $ 99        6.96 %          $ 4,700         $ 83        6.97 %          $ 4,578         $ 79        7.02 %

          37,936          551        5.79             40,763          633        6.20             43,983          595        5.43
          53,251          758        5.68             53,793          749        5.55             48,874          702        5.77
          79,501        1,205        6.05             83,728        1,276        6.08             85,460        1,293        6.06

         147,336        3,034        8.19            151,903        3,151        8.26            148,034        3,016        8.19
          30,408          560        7.32             29,845          555        7.39             29,068          515        7.12
          27,220          622        9.09             26,113          597        9.09             25,497          563        8.88
             264            6        8.44                235            5        8.30                376            8        9.15
------------------------------------------------------------------------------------------------------------------------------------
         205,228        4,222        8.18            208,096        4,308        8.24            202,975        4,102        8.13
------------------------------------------------------------------------------------------------------------------------------------
          92,679        1,733        7.47             94,380        1,759        7.45             91,825        1,696        7.40
          21,117          483        9.11             20,185          466        9.18             19,067          422        8.91
          40,390          843        8.30             41,905          848        8.06             41,757          867        8.36
          25,592          570        8.91             25,049          559        8.93             24,123          545        9.03
          12,295          384       12.43             10,958          344       12.49              9,429          279       11.87
           2,248           48        8.49              2,190           48        8.79              2,228           48        8.81
------------------------------------------------------------------------------------------------------------------------------------
         194,321        4,061        8.34            194,667        4,024        8.25            188,429        3,857        8.21
------------------------------------------------------------------------------------------------------------------------------------
         399,549        8,283        8.26            402,763        8,332        8.24            391,404        7,959        8.17
------------------------------------------------------------------------------------------------------------------------------------
          14,828          335        9.00             11,501          241        8.39              8,191          176        8.53
------------------------------------------------------------------------------------------------------------------------------------
         590,728       11,231        7.58            597,248       11,314        7.55            582,490       10,804        7.45
------------------------------------------------------------------------------------------------------------------------------------
          23,458                                      24,191                                      25,605
          63,272                                      63,578                                      64,493
------------------------------------------------------------------------------------------------------------------------------------
        $677,458                                    $685,017                                    $672,588
====================================================================================================================================


        $ 22,454           80        1.42           $ 23,195           78        1.33           $ 23,936           78        1.32
         101,376          788        3.09             99,710          740        2.96            100,186          734        2.94
          78,298        1,105        5.62             77,864        1,083        5.53             77,384        1,034        5.38
           7,570          127        6.68              8,598          140        6.46              7,361          111        6.09
------------------------------------------------------------------------------------------------------------------------------------
         209,698        2,100        3.98            209,367        2,041        3.88            208,867        1,957        3.77
------------------------------------------------------------------------------------------------------------------------------------

          26,223          424        6.43             18,845          286        6.03             15,823          232        5.92
           5,884           61        4.14             11,182          177        6.30              9,885          151        6.12
          24,064          339        5.62             25,972          364        5.58             27,697          380        5.51
------------------------------------------------------------------------------------------------------------------------------------
          56,171          824        5.84             55,999          827        5.87             53,405          763        5.74
------------------------------------------------------------------------------------------------------------------------------------
         265,869        2,924        4.38            265,366        2,868        4.30            262,272        2,720        4.17
------------------------------------------------------------------------------------------------------------------------------------

         122,680        1,942        6.30            136,007        2,223        6.51            135,817        1,990        5.89
          27,548          285        4.13             24,233          237        3.88             20,532          189        3.70
          73,041        1,322        7.24             74,022        1,344        7.26             69,779        1,210        6.94
------------------------------------------------------------------------------------------------------------------------------------
         489,138        6,473        5.27            499,628        6,672        5.32            488,400        6,109        5.02
------------------------------------------------------------------------------------------------------------------------------------

          91,685                                      91,368                                      91,154
          48,996                                      46,286                                      45,922
          47,639                                      47,735                                      47,112
------------------------------------------------------------------------------------------------------------------------------------
        $677,458                                    $685,017                                    $672,588
====================================================================================================================================
                                     2.31                                        2.23                                        2.43
                                      .90                                         .87                                         .80
------------------------------------------------------------------------------------------------------------------------------------
                       $4,758        3.21 %                        $4,642        3.10 %                        $4,695        3.23 %
====================================================================================================================================

Table Five
Average Balances and Interest Rates - Taxable-Equivalent Basis

----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Six Months Ended June 30
                                                           -----------------------------------------------------------------------
                                                                               2001                               2000
                                                           -----------------------------------------------------------------------
                                                                              Interest                            Interest
                                                                Average       Income/      Yield/      Average    Income/   Yield/
(Dollars in millions)                                           Balance       Expense      Rate        Balance    Expense   Rate
----------------------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments              $  6,881    $   183      5.35 %    $  4,541 $    154    6.84 %
Federal funds sold and securities purchased
     under agreements to resell                                      32,886        840      5.13        44,721    1,170    5.25
Trading account assets                                               64,914      1,796      5.56        44,303    1,244    5.63
Securities/(1)/                                                      55,472      1,769      6.39        86,835    2,630    6.07
Loans and leases/(2)/:
   Commercial - domestic                                            141,735      5,398      7.68       146,698    5,840    8.00
   Commercial - foreign                                              28,489        935      6.61        28,498    1,000    7.06
   Commercial  real estate - domestic                                25,639        989      7.78        25,080    1,080    8.66
   Commercial  real estate - foreign                                    326         12      7.18           360       16    9.22
----------------------------------------------------------------------------------------------------------------------------------
       Total commercial                                             196,189      7,334      7.54       200,636    7,936    7.95
----------------------------------------------------------------------------------------------------------------------------------
   Residential mortgage                                              83,533      3,078      7.38        88,626    3,262    7.37
   Home equity lines                                                 21,852        891      8.22        18,320      799    8.77
   Direct/Indirect consumer                                          40,289      1,519      7.60        41,808    1,754    8.44
   Consumer finance                                                  26,397      1,197      9.07        23,460    1,031    8.79
   Bankcard                                                          15,113        888     11.84         8,916      513   11.56
   Foreign consumer                                                   2,310         79      6.87         2,228       99    8.90
----------------------------------------------------------------------------------------------------------------------------------
       Total consumer                                               189,494      7,652      8.11       183,358    7,458    8.16
----------------------------------------------------------------------------------------------------------------------------------
            Total loans and leases                                  385,683     14,986      7.82       383,994   15,394    8.05
----------------------------------------------------------------------------------------------------------------------------------
Other earning assets                                                 18,708        761      8.19         8,436      350    8.31
----------------------------------------------------------------------------------------------------------------------------------
       Total earning assets/(3)/                                    564,544     20,335      7.24       572,830   20,942    7.34
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                            23,127                             25,718
Other assets, less allowance for credit losses                       64,476                             63,256
----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                $652,147                           $661,804
==================================================================================================================================


Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                         $ 20,314        118      1.18      $ 24,086      156    1.30
   NOW and money market deposit accounts                            110,038      1,484      2.72        99,306    1,413    2.86
   Consumer CDs and IRAs                                             76,267      2,037      5.39        76,729    2,017    5.29
   Negotiated CDs, public funds and other time deposits               6,568        189      5.80         7,163      214    6.01
----------------------------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                     213,187      3,828      3.62       207,284    3,800    3.69
----------------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits/(4)/:
   Banks located in foreign countries                                24,377        626      5.18        15,001      420    5.64
   Governments and official institutions                              3,988         97      4.90         9,315      275    5.93
   Time, savings and other                                           23,028        525      4.61        27,040      720    5.35
----------------------------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                       51,393      1,248      4.90        51,356    1,415    5.54
----------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                         264,580      5,076      3.87       258,640    5,215    4.05
----------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
    to repurchase and other short-term borrowings                    96,856      2,598      5.41       133,666    3,792    5.70
Trading account liabilities                                          29,565        602      4.10        21,773      370    3.42
Long-term debt/(5)/                                                  71,572      2,221      6.21        67,018    2,294    6.85
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities/(6)/                      462,573     10,497      4.57       481,097   11,671    4.87
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                      94,924                             90,760
   Other liabilities                                                 46,360                             43,376
   Shareholders' equity                                              48,290                             46,571
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                  $652,147                           $661,804
==================================================================================================================================
Net interest spread                                                                         2.67                           2.47
Impact of noninterest-bearing sources                                                        .83                            .78
----------------------------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                             $ 9,838      3.50 %             $  9,271    3.25 %
==================================================================================================================================

(1) The average balance and yield on securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent basis adjustments of $169 and $149 for the six months ended June 30, 2001 and 2000, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying assets $221 and $(4) for the six months ended June 30, 2001 and 2000, respectively.
(4)   Primarily consists of time deposits in denominations of $100,000 or more.
(5)   Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $72 and $(13) in the six months ended June 30, 2001 and 2000, respectively.

Noninterest Income

   As presented in Table Six, noninterest income increased $227 million to $3.7 billion and decreased $58 million to $7.5 billion for the three months and six months ended June 30, 2001, respectively, from the comparable 2000 periods. The increase in noninterest income for the three months ended June 30, 2001 reflects increases in service charges, investment banking income, mortgage banking income, card income, investment and brokerage services, and equity investment gains. These increases were partially offset by declines in trading account profits and other income. The decrease in noninterest income for the six months ended June 30, 2001 reflects declines in equity investment gains, trading account profits and other income. These decreases were partially offset by increases in service charges, card income, mortgage banking income, investment and brokerage services and investment banking income.

   Table Six
   Noninterest Income

   ---------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months                             Six Months
                                                    Ended June 30      Increase/(Decrease)   Ended June 30      Increase/(Decrease)
                                                    --------------------------------------------------------------------------------
   (Dollars in millions)                            2001      2000     Amount    Percent    2001       2000     Amount    Percent
   ---------------------------------------------------------------------------------------------------------------------------------
   Consumer service charges                           $  714    $  646    $  68      10.5 %  $ 1,408    $ 1,264     $144      11.4 %
   Corporate service charges                             511       465       46       9.9      1,010        940       70       7.6
   ---------------------------------------------------------------------------------------------------------------------------------
       Total service charges                           1,225     1,111      114      10.3      2,418      2,204      214       9.8
   ---------------------------------------------------------------------------------------------------------------------------------
   Consumer investment and brokerage services            399       387       12       3.1        778        751       27       3.6
   Corporate investment and brokerage services           137       105       32      30.5        273        226       47      20.8
   ---------------------------------------------------------------------------------------------------------------------------------
       Total investment and brokerage services           536       492       44       8.9      1,051        977       74       7.6
   ---------------------------------------------------------------------------------------------------------------------------------
   Mortgage banking income                               195       136       59      43.4        346        264       82      31.1
   Investment banking income                             455       373       82      22.0        801        770       31       4.0
   Equity investment gains                               171       134       37      27.6        318        697     (379)    (54.4)
   Card income                                           601       556       45       8.1      1,174      1,040      134      12.9
   Trading account profits/(1)/                          376       485     (109)    (22.5)     1,075      1,228     (153)    (12.5)
   Other income                                          182       227      (45)    (19.8)       338        399      (61)    (15.5)
   ---------------------------------------------------------------------------------------------------------------------------------
       Total                                          $3,741    $3,514    $ 227       6.5 %  $ 7,521    $ 7,579     $(58)      (.8)%
   ---------------------------------------------------------------------------------------------------------------------------------

   (1) Trading account profits for the six months ended June 30, 2001 include the $83 million SFAS 133 transition adjustment net loss. The components of the transition adjustment by segment are a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.

   The following section discusses the noninterest income results of the Corporation's four business segments. For additional business segment information, see "Business Segment Operations" beginning on page 23.

Consumer and Commercial Banking

 . Noninterest income for Consumer and Commercial Banking increased $474 million to $4.0 billion for the six months ended June 30, 2001 from the comparable 2000 period. Higher service charges, strong card income and improved mortgage banking results were partially offset by $35 million in losses related to the closing of the Corporation's Price Auto Outlet business in the first quarter of 2001.

   . Service charges include deposit account service charges, non-deposit service charges and fees and bankers' acceptances and letters of credit fees. Service charges increased $180 million to $1.8 billion for the six months ended June 30, 2001 due to an increase in both consumer and corporate service charges. Consumer service charges increased $141 million primarily due to higher business volumes. Corporate service charges increased $39 million primarily attributable to increased deposit account service charges.

   . Card income includes interchange income, credit and debit card fees and merchant discount fees. Card income increased $134 million to $1.2 billion primarily due to new account growth in both credit and debit card and increased purchase volume on existing accounts. Growth in income for the core portfolio is being generated through traditional marketing channels, expanding relationships with existing customers and leveraging the franchise network. Card income includes activity from the securitized portfolio of $101 million and $88 million for the six months ended June 30, 2001 and 2000, respectively. This amount represents excess servicing income which consists of revenues from the securitized credit card portfolio offset by charge-offs and interest expense paid to the bondholders.

   . Mortgage banking results improved for the six months ended June 30, 2001, primarily reflecting higher origination activity and servicing levels and the net mark-to-market adjustments on mortgage banking assets and the related instruments used to economically hedge mortgage banking assets. These mark-to-market adjustments are included in trading account profits. The average managed portfolio of mortgage loans serviced increased $13.5 billion to $337.1 billion for the six months ended June 30, 2001 compared to the same period in 2000. Total production of first mortgage loans originated through the Corporation increased $15.5 billion to $43.3 billion for the six months ended June 30, 2001, reflecting a significant increase in refinancings as a result of declining interest rates. First mortgage loan origination volume was composed of approximately $19.6 billion of retail loans and $23.7 billion of correspondent and wholesale loans for the six months ended June 30, 2001. The Corporation made a strategic decision to exit the correspondent loan origination channel during the second quarter of 2001. The Corporation's decision to exit the correspondent business is based upon its overall strategy to focus on businesses with higher returns and potential to deepen and expand customer relationships.


Asset Management

 . Noninterest income for Asset Management increased $20 million to $844 million for the six months ended June 30, 2001 compared to the same period in 2000. The increase was primarily attributable to increased income from investment and brokerage services.

   . Income from investment and brokerage services includes personal and institutional asset management fees and consumer brokerage income. Income from investment and brokerage services increased $11 million to $772 million for the six months ended June 30, 2001 compared to the same period in 2000. This increase was largely due to new asset management business and the completed acquisition of Marsico, partially offset by lower broker activity due to decreased trade volume as a result of significant market decline. Assets under management were $290 billion at June 30, 2001 compared to $261 billion one year ago.


Global Corporate and Investment Banking

 . Noninterest income for Global Corporate and Investment Banking increased $34 million to $2.6 billion for the six months ended June 30, 2001 compared to the same period in 2000. The increase was primarily due to increases in corporate service charges and investment banking income, partially offset by a decline in other income.

   . Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on interest-earning and interest-bearing trading positions or the related funding charge or benefit. Trading account profits as well as trading-related net interest income ("trading-related revenue") are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation's trading positions.

      Trading-related revenue increased $250 million to $1.9 billion for the six months ended June 30, 2001, due to a $256 million increase in the net interest margin, partially offset by a $6 million decline in trading account profits. Increases in the fixed income, commodities and other contracts, and interest rate contract categories were offset by decreases in equities and equity derivative contracts and foreign exchange contracts. Fixed income increased $165 million to $412 million primarily attributable to an increase in market liquidity from new issue activity as a result of lower interest rates. Commodities and other contracts increased $103 million to $133 million, attributable to market volatility. Revenue from interest rate contracts increased $15 million to $497 million. Income from equities and equity derivative contracts decreased $21 million to $593 million, due to a slowdown in customer activity in the market. Foreign exchange revenue decreased $12 million to $280 million, due primarily to the prior year's Y2K activity, which was partially offset by strong sales activity in 2001. Trading account profits for the six months ended June 30, 2001 included a $19 million transition adjustment gain resulting from the adoption of SFAS 133.

      --------------------------------------------------------------------------------
                                              Three Months Ended   Six Months Ended
                                                    June 30             June 30
                                             -----------------------------------------
      (Dollars in millions)                       2001    2000       2001      2000
      --------------------------------------------------------------------------------
      Trading account profits - as reported       $447    $466      $1,176    $1,182
      Net interest income                          391     267         739       483
      --------------------------------------------------------------------------------
        Total trading-related revenue             $838    $733      $1,915    $1,665
      --------------------------------------------------------------------------------
      Trading-related revenue by product
      Foreign exchange contracts                  $133    $133      $  280    $  292
      Interest rate contracts                      237     171         497       482
      Fixed income                                 149      79         412       247
      Equities and equity derivatives              240     330         593       614
      Commodities and other                         79      20         133        30
      --------------------------------------------------------------------------------
        Total trading-related revenue             $838    $733      $1,915    $1,665
      ================================================================================


 . Investment banking income increased $31 million to $801 million for the six months ended June 30, 2001. The increase was primarily attributable to an increase in fixed income origination which was partially offset by lower syndications, equity origination and advisory services. Securities underwriting fees increased $78 million to $407 million from growth in high grade and high yield origination, offset by lower equity underwriting fees. Syndication fees decreased $57 million to $197 million for the six months ended June 30, 2001. A sluggish market for advisory services drove a decline in fees of $26 million to $132 million for the six months ended June 30, 2001. Investment banking income by major activity follows:

        ------------------------------------------------------------------
                                    Three Months Ended   Six Months Ended
                                         June 30              June 30
                                   ---------------------------------------
        (Dollars in millions)       2001         2000     2001       2000
        ------------------------------------------------------------------
        Investment banking income
        Securities underwriting     $216         $150     $407       $329
        Syndications                 142          123      197        254
        Advisory services             67           86      132        158
        Other                         30           14       65         29
        ------------------------------------------------------------------
          Total                     $455         $373     $801       $770
        ==================================================================


 . Corporate service charges increased $33 million to $541 million for the six months ended June 30, 2001, primarily driven by an increase in non-deposit account service charges.


Equity Investments

 . Noninterest income for Equity Investments decreased $413 million to $257 million for the six months ended June 30, 2001 compared to the same period in 2000. This decrease was driven by a sharp decline in equity investment gains driven by weaker equity markets.

   . Equity investment gains decreased $387 million to $275 million, with $100 million in Principal Investing and $175 million in the strategic investments portfolio. Equity investment gains in the strategic investments portfolio included a gain of $140 million in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network.

Provision for Credit Losses

   The provision for credit losses totaled $800 million and $1.6 billion for the three months and six months ended June 30, 2001, respectively, compared to $470 million and $890 million for the same periods in 2000. The increase in the provision for credit losses from last year was due to an increase in net charge-offs as well as additional provision expense recorded to increase the allowance for credit losses given the deterioration in credit quality and uncertainty surrounding the current economic environment. Total net charge-offs were $787 million and $1.6 billion for the three months and six months ended June 30, 2001, respectively, compared to $470 million and $890 million for the same periods in 2000. The increase in net charge-offs from last year was primarily centered in the commercial-domestic portfolio and resulted from deterioration in credit quality stemming from the weak economic environment. Bankcard and consumer finance charge-offs also increased due to growth in the portfolios, an increase in personal bankruptcy filings and a weakened economic environment. For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Credit Risk Management and Credit Portfolio Review" section beginning on page 46.


Other Noninterest Expense

   As presented in Table Seven, the Corporation's other noninterest expense increased $408 million to $4.8 billion and increased $439 million to $9.5 billion for the three months and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Other noninterest expense increased for both periods due to the impact of productivity initiatives being offset by investments in growth businesses such as e-commerce, Asset Management, card and payment businesses and the investment banking platform.

Table Seven
Other Noninterest Expense

------------------------------------------------------------------------------------------------------------------------------------
                                            Three Months                                     Six Months
                                            Ended June 30     Increase/(Decrease)           Ended June 30       Increase/(Decrease)
                                     -----------------------------------------------------------------------------------------------
(Dollars in millions)                  2001          2000     Amount      Percent        2001         2000       Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
Personnel                             $2,534        $2,311    $ 223        9.6 %       $4,935        $4,845        $ 90        1.9 %
Occupancy                                428           411       17        4.1            861           829          32        3.9
Equipment                                271           296      (25)      (8.4)           562           597         (35)      (5.9)
Marketing                                174           132       42       31.8            351           251         100       39.8
Professional fees                        141            93       48       51.6            267           198          69       34.8
Amortization of intangibles              223           218        5        2.3            446           435          11        2.5
Data processing                          187           169       18       10.7            377           328          49       14.9
Telecommunications                       128           133       (5)      (3.8)           247           264         (17)      (6.4)
Other general operating                  574           505       69       13.7          1,119         1,020          99        9.7
General administrative and other         161           145       16       11.0            310           269          41       15.2
------------------------------------------------------------------------------------------------------------------------------------
     Total                            $4,821        $4,413    $ 408        9.2 %       $9,475        $9,036        $439        4.9 %
------------------------------------------------------------------------------------------------------------------------------------


 . Personnel expense increased $223 million to $2.5 billion and $90 million to $4.9 billion for the three months and six months ended June 30, 2001, respectively, led by increased revenue-related incentive compensation in Global Corporate and Investment Banking and increased staffing in Asset Management, partially offset by the impact of the productivity initiatives. At June 30, 2001, the Corporation had approximately 144,000 full-time equivalent employees compared to approximately 151,000 at June 30, 2000.

 . Marketing expense increased $100 million to $351 million for the six months ended June 30, 2001, due to higher card marketing in Consumer and Commercial Banking and the Corporation's national brand-building campaign.

 . Professional fees increased $69 million to $267 million for the six months ended June 30, 2001, primarily reflecting higher consulting and other professional fees. These increases were driven by the build-out of bankofamerica.com in Equity Investments and other initiatives of the Corporation.

 . Data processing expense increased $49 million to $377 million for the six months ended June 30, 2001, primarily due to higher outsourced processing expense as a result of the outsourcing of personnel services to Exult, Inc., higher item processing and check clearing expenses, and higher expense in the Technology and Operations Group.

 . Other general operating expense increased $99 million to $1.1 billion for the six months ended June 30, 2001, reflecting higher employee placement expenses and other miscellaneous expenses.

 . General administrative and other expense increased $41 million to $310 million for the six months ended June 30, 2001, primarily due to increased subscription services and travel expense in Global Corporate and Investment Banking.


Income Taxes

   The Corporation's income tax expense for the three months and six months ended June 30, 2001 was $1.1 billion and $2.2 billion, respectively, for an effective tax rate of 35.6 percent and 35.8 percent, respectively. Income tax expense for the three and six months ended June 30, 2000 was $1.2 billion and $2.5 billion, respectively, for an effective tax rate of 36.6 percent.


Balance Sheet Review and Liquidity Risk Management

   The Corporation utilizes an integrated approach in managing its balance sheet that includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The Corporation restructured its balance sheet over the last year, keeping risk-weighted assets relatively flat while reductions in categories with lower returns were offset by underlying core growth. The discussion of average balances below compares the six months ended June 30, 2001 to the same period in 2000. With the exception of average managed loans, the average balances discussed below can be derived from Table Five.

   Average loans and leases, the Corporation's primary use of funds, increased $1.7 billion to $385.7 billion for the six months ended June 30, 2001. Adjusting for securitizations, sales and divestitures, average managed loans and leases increased $13.6 billion to $406.5 billion for the six months ended June 30, 2001. This increase was primarily due to growth in average managed consumer loans, partially offset by a decline in average managed commercial loans.

   Average managed consumer loans increased eight percent in the six months ended June 30, 2001, reflecting increases in each of the consumer loan portfolios. Average managed residential mortgages increased $6.0 billion to $86.4 billion due to strong growth in branch-originated products as well as increases in mortgage company originations. Average managed bankcard loans increased $4.2 billion to $23.6 billion, resulting from increases in new business volume as well as deepening relationships with existing customers. Average managed home equity lines increased $3.5 billion to $21.9 billion, reflecting growth in all Banking Regions due to the impact of new marketing programs implemented in mid 2000. Average managed consumer finance loans increased $1.2 billion to $33.1 billion, and average managed direct/indirect consumer loans increased $1.1 billion to $40.9 billion.

   Average managed commercial loans decreased $2.5 billion to $198.4 billion for the six months ended June 30, 2001. The commercial - domestic portfolio decreased $3.6 billion to $143.9 billion primarily in the Global Corporate and Investment Banking business segment, reflecting continuing efforts to reduce corporate loan levels and exit less profitable relationships. Average managed commercial real estate - domestic loans increased $924 million to $25.6 billion.

   The average securities portfolio for the six months ended June 30, 2001 decreased $31.4 billion to $55.5 billion. As a percentage of total uses of funds, the average securities portfolio decreased by four percent to nine percent for the six months ended June 30, 2001. See the following "Securities" section for additional information on the securities portfolio.

   Average other assets and cash and cash equivalents remained relatively stable as it decreased $1.4 billion to $87.6 billion for the six months ended June 30, 2001.

   At June 30, 2001, cash and cash equivalents were $25.4 billion, a decrease of $2.1 billion from December 31, 2000. During the six months ended June 30, 2001, net cash used in operating activities was $14.3 billion, net cash provided by investing activities was $24.0 billion and net cash used in financing activities was $11.8 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows of the consolidated financial statements.

   Average levels of customer-based deposits increased $10.7 billion to $301.5 billion for the six months ended June 30, 2001, primarily due to increases in consumer money market savings accounts. These increases are due to new customer accounts as well as existing customers shifting from other deposit sources, reflecting the success of the new deposit pricing strategy implemented last year. As a percentage of total sources of funds, average levels of customer-based deposits increased by two percent to 46 percent for the six months ended June 30, 2001.

   Average levels of market-based funds decreased $29.6 billion for the six months ended June 30, 2001 to $184.4 billion, primarily driven by the decline in securities sold under agreements to repurchase. In addition, average levels of long-term debt increased $4.6 billion to $71.6 billion for the six months ended June 30, 2001, mainly as a result of borrowings to fund business development opportunities, build liquidity, repay maturing debt and fund share repurchases.

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


Securities

   The securities portfolio at June 30, 2001 consisted of available-for-sale securities totaling $53.4 billion compared to $64.7 billion at December 31, 2000. Held-to-maturity securities totaled $1.2 billion at both June 30, 2001 and December 31, 2000.

   The valuation allowance for available-for-sale and marketable equity securities is included in shareholders' equity. At June 30, 2001, the valuation allowance consisted of unrealized losses of $359 million, net of related income taxes of $223 million, primarily reflecting $620 million of pre-tax net unrealized losses on available-for-sale securities and $38 million pre-tax net unrealized gains on marketable equity securities. At December 31, 2000, the valuation allowance consisted of unrealized losses of $560 million, net of related income taxes of $330 million, primarily reflecting $991 million of pre-tax net unrealized losses on available-for-sale securities and $101 million of pre-tax net unrealized gains on marketable equity securities.

   At June 30, 2001 and December 31, 2000, the market value of the Corporation's held-to-maturity securities reflected pre-tax net unrealized losses of $59 million and $54 million, respectively.

   The estimated average duration of the available-for-sale securities portfolio was 4.70 years at June 30, 2001 compared to 4.13 years at December 31, 2000.

   Losses on sales of securities were $7 million and $15 million for the three months and six months ended June 30, 2001, respectively, compared to gains of $6 million and $12 million in the respective periods of 2000.

Capital Resources and Capital Management

   Shareholders' equity at June 30, 2001 was $49.3 billion compared to $47.6 billion at December 31, 2000, an increase of $1.7 billion. The increase was primarily due to net earnings (net income less dividends) of $2.1 billion, recognition of $201 million of after-tax net unrealized gains on available-for-sale and marketable equity securities, net gains on derivatives of $283 million, and $635 million in common stock issued under employee plans, partially offset by the repurchase of approximately 29 million shares of common stock for approximately $1.6 billion.

   During 2000, the Corporation completed its 1999 stock repurchase plan, and on July 26, 2000, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion. At June 30, 2001, the remaining buyback authority for common stock under the 2000 program totaled $5.2 billion, or 55 million shares. During the six months ended June 30, 2001, the Corporation repurchased approximately 29 million shares of its common stock in open market repurchases at an average per-share price of $54.42, which reduced shareholders' equity by $1.6 billion and increased earnings per share by approximately $0.02 for the six months ended June 30, 2001. During the six months ended June 30, 2000, the Corporation repurchased approximately 34 million shares of its common stock in open market repurchases at an average per-share price of $47.88, which reduced shareholders' equity by $1.6 billion.

   Presented below are the regulatory risk-based capital ratios and capital amounts for the Corporation and Bank of America, N.A. at June 30, 2001 and December 31, 2000. The Corporation and Bank of America, N.A. were considered "well-capitalized" at June 30, 2001:

   ----------------------------------------------------------------------------------------------------
                                                     June 30, 2001                  December 31, 2000
                                         --------------------------------------------------------------
   (Dollars in millions)                           Ratio           Amount         Ratio         Amount
   ----------------------------------------------------------------------------------------------------
   Tier 1 Capital
   Bank of America Corporation                      7.90   %         $41,794       7.50   %     $40,667
   Bank of America, N.A.                            8.34              40,533       7.72          39,178

   Total Capital
   Bank of America Corporation                     12.09              63,967      11.04          59,826
   Bank of America, N.A.                           11.53              56,020      10.81          54,871

   Leverage
   Bank of America Corporation                      6.50              41,794       6.12          40,667
   Bank of America, N.A.                            7.16              40,533       6.59          39,178
=======================================================================================================


   The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At June 30, 2001, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

   At June 30, 2001, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk-based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

Credit Risk Management and Credit Portfolio Review

The following section discusses credit risk in the loan portfolio. The Corporation's primary credit exposure is focused in its loans and leases portfolio, which totaled $380.4 billion and $392.2 billion at June 30, 2001 and December 31, 2000, respectively. In an effort to minimize the adverse impact of any single event or set of events, the Corporation strives to maintain a diverse credit portfolio. Table Eight presents loans and leases, nonperforming assets and net charge-offs by category. Additional information on the Corporation's real estate, industry and foreign exposure can be found in the Concentrations of Credit Risk section beginning on page 53.

Table Eight
Loans and Leases, Nonperforming Assets and Net Charge-offs
------------------------------------------------------------------------------------------------------------------------------------

                                                              Loans and Leases                          Nonperforming Assets/(1)/
                                                   ---------------------------------------------------------------------------------
                                                    June 30                December 31                  June 30       December 31
                                                     2001                     2000                        2001          2000
                                                   ---------------------------------------------------------------------------------
(Dollars in millions)                                Amount     Percent      Amount       Percent        Amount        Amount
------------------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                               $133,928      35.2 %    $146,040         37.2 %       $3,209        $2,777
Commercial - foreign                                  25,670       6.7        31,066          7.9            562           486
Commercial real estate - domestic                     25,443       6.7        26,154          6.7            201           236
Commercial real estate - foreign                         372        .1           282           .1              3             3
-----------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                185,413      48.7       203,542         51.9          3,975         3,502
-----------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                  85,900      22.6        84,394         21.5            573           551
Home equity lines                                     21,992       5.8        21,598          5.5             42            32
Direct/Indirect consumer                              40,562      10.7        40,457         10.3             17            19
Consumer finance                                      27,529       7.2        25,800          6.6          1,234         1,095
Bankcard                                              16,799       4.4        14,094          3.6              -             -
Foreign consumer                                       2,230        .6         2,308           .6              8             9
-----------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                  195,012      51.3       188,651         48.1          1,874         1,706
-----------------------------------------------------------------------------------------------------------------------------------
          Total nonperforming loans                                                                        5,849         5,208
-----------------------------------------------------------------------------------------------------------------------------------
Foreclosed properties                                                                                        346           249
-----------------------------------------------------------------------------------------------------------------------------------
            Total                                   $380,425     100.0 %    $392,193        100.0  %      $6,195        $5,457
===================================================================================================================================
Nonperforming assets as a percentage of:
     Total assets                                                                                            .99  %        .85  %
     Loans, leases and foreclosed properties                                                                1.63          1.39
Loans past due 90 days or more and not classified as nonperforming                                        $  608        $  495
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Net Charge-offs/(2)/
                                             ---------------------------------------------------------------------------------------
                                                   Three Months Ended June 30                    Six Months Ended June 30
                                                    2001                 2000                    2001                 2000
                                             ---------------------------------------------------------------------------------------
(Dollars in millions)                          Amount  Percent     Amount     Percent       Amount   Percent     Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                            $408     1.18 %      $226         .62 %    $  823      1.17 %     $398        .55 %
Commercial - foreign                               57      .84          24         .33          91       .64         29        .21
Commercial real estate - domestic                  12      .18           6         .09          18       .14         12        .09
Commercial real estate - foreign                    -        -           -           -           -         -         (2)       n/m
------------------------------------------------------------------------------------------------------------------------------------
     Total commercial                             477     1.00         256         .51         932       .96        437        .44
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                7      .03           4         .02          13       .03          8        .02
Home equity lines                                   4      .07           3         .05          10       .09          6        .06
Direct/Indirect consumer                           65      .65          61         .58         140       .70        152        .73
Consumer finance                                   67     1.00          59         .97         160      1.22        116        .99
Bankcard                                          158     4.01          77        3.30         283      3.77        158       3.56
Other consumer - domestic                           8      n/m          10         n/m          20       n/m         12        n/m
Foreign consumer                                    1      .24           -           -           2       .22          1        .11
------------------------------------------------------------------------------------------------------------------------------------
     Total consumer                               310      .65         214         .46         628       .67        453        .50
------------------------------------------------------------------------------------------------------------------------------------
            Total net charge-offs                $787      .82 %      $470         .48 %    $1,560       .82 %     $890        .47 %
====================================================================================================================================

Managed bankcard net charge-offs and ratios/(3)/ $297     4.94 %      $237        4.84 %    $  545      4.66 %     $494       5.13 %
====================================================================================================================================

n/m = not meaningful
(1) Balances do not include $120 million and $124 million of loans held for sale, included in other assets at June 30, 2001 and December 31, 2000, respectively, which would have been classified as nonperforming had they been included in loans. The Corporation had approximately $219 million and $390 million of troubled debt restructured loans at June 30, 2001 and December 31, 2000, respectively, which were accruing interest and were not included in nonperforming assets.
(2) Percentage amounts are calculated as annualized net charge-offs divided by average oustanding loans and leases during the period for each loan category.
(3) Includes both on-balance sheet and securitized loans.

Commercial Portfolio

   At June 30, 2001 and December 31, 2000, total commercial loans outstanding totaled $185.4 billion and $203.5 billion, respectively, or 49 percent and 52 percent of total loans and leases, respectively. Domestic commercial loans accounted for 86 percent and 85 percent of total commercial loans at June 30, 2001 and December 31, 2000, respectively.

   Commercial - domestic loans outstanding totaled $133.9 billion and $146.0 billion at June 30, 2001 and December 31, 2000, respectively, or 35 percent and 37 percent, respectively, of total loans and leases. The Corporation had commercial - domestic loan net charge-offs of $823 million, or 1.17 percent of average commercial - domestic loans, for the six months ended June 30, 2001, compared to $398 million, or 0.55 percent, for the six months ended June 30, 2000. Net charge-offs increased primarily due to a deterioration in credit quality stemming from the weak economic environment. Nonperforming commercial - domestic loans were $3.2 billion, or 2.40 percent of commercial - domestic loans, at June 30, 2001, compared to $2.8 billion, or 1.90 percent, at December 31, 2000. The increase in nonperformers was driven by the addition of four large credits as well as smaller credits across various industries and business segments. Two of the four large credits occurred in the first quarter when a client in the utilities industry and a client in the chemical and plastics industry filed for bankruptcy. The other two credits occurred in the second quarter in the apparel industry and the computer services industry. Commercial-domestic loans past due 90 days or more and still accruing interest were $154 million at June 30, 2001, compared to $141 million at December 31, 2000, or 0.12 percent and 0.10 percent of commercial - domestic loans, respectively.

   Commercial - foreign loans outstanding totaled $25.7 billion and $31.1 billion at June 30, 2001 and December 31, 2000, respectively, or seven percent and eight percent, respectively, of total loans and leases. The Corporation had commercial - foreign loan net charge-offs for the six months ended June 30, 2001 of $91 million, or 0.64 percent of average commercial - foreign loans, compared to $29 million, or 0.21 percent of average commercial - foreign loans, for the six months ended June 30, 2000. Nonperforming commercial - foreign loans were $562 million, or 2.19 percent of commercial - foreign loans, at June 30, 2001, compared to $486 million, or 1.56 percent, at December 31, 2000. Commercial - foreign loans past due 90 days or more and still accruing interest were $95 million at June 30, 2001, compared to $37 million at December 31, 2000, or 0.37 percent and 0.12 percent of commercial - foreign loans, respectively. For additional information, see the International Exposure discussion beginning on page 55.

   Commercial real estate - domestic loans totaled $25.4 billion and $26.2 billion at June 30, 2001 and December 31, 2000, respectively, and remained stable at seven percent of total loans and leases. Net charge-offs remained negligible at $18 million, or 0.14 percent of average commercial real estate - domestic loans, for the six months ended June 30, 2001. Nonperforming commercial real estate - domestic loans were $201 million, or 0.79 percent of commercial real estate - domestic loans, at June 30, 2001, compared to $236 million, or
0.90 percent, at December 31, 2000. At June 30, 2001, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $8 million, or 0.03 percent of total commercial real estate -domestic loans, compared to $16 million, or 0.06 percent, at December 31, 2000. Table Eleven displays commercial real estate loans by geographic region and property type, including the portion of such loans which are nonperforming, and other real estate credit exposures.

   Table Twelve presents aggregate commercial loan and lease exposures by certain significant industries.

 Consumer Portfolio

   At June 30, 2001 and December 31, 2000, total consumer loans outstanding totaled $195.0 billion and $188.7 billion, respectively, or 51 percent and 48 percent of total loans and leases, respectively. Approximately 70 percent of these loans were secured by first and second mortgages on residential real estate at both June 30, 2001 and December 31, 2000. Additional information on components of and changes in the Corporation's consumer loan portfolio can be found in the average earning asset discussion within the "Net Interest Income" section on page 33 and the "Balance Sheet Review and Liquidity Risk Management" section on page 43.

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

   Residential mortgage loans increased to $85.9 billion at June 30, 2001, compared to $84.4 billion at December 31, 2000 or 23 percent and 22 percent of total loans and leases, respectively. Net charge-offs on residential mortgage loans remained negligible at $13 million, or 0.03 percent of average residential mortgage loans, for the six months ended June 30, 2001. Nonperforming residential mortgage loans increased $22 million to $573 million at June 30, 2001 compared to $551 million at December 31, 2000.

   Home equity loans increased to $22.0 billion at June 30, 2001 compared to $21.6 billion at December 31, 2000 or six percent of total loans and leases at both points in time. Net charge-offs on home equity loans remained negligible at $10 million, or 0.09 percent of average home equity loans, for the six months ended June 30, 2001. Nonperforming home equity loans increased by $10 million to $42 million at June 30, 2001 compared to $32 million at December 31, 2000.

   Consumer finance loans outstanding totaled $27.5 billion and $25.8 billion at June 30, 2001 and December 31, 2000, respectively, and remained stable at seven percent of total loans and leases. Approximately 83 percent and 80 percent, respectively, of these loans were secured by residential real estate, virtually all first lien, at June 30, 2001 and December 31, 2000. The Corporation had consumer finance net charge-offs of $160 million, or 1.22 percent of average consumer finance loans, for the six months ended June 30, 2001, compared to $116 million, or 0.99 percent, for the six months ended June 30, 2000. These increases reflect the growth of the portfolio and a weakened economic environment as well as the effect of the FFIEC charge-off policy adopted in the fourth quarter of 2000. Consumer finance nonperforming loans increased $139 million to $1.2 billion at June 30, 2001 from $1.1 billion at December 31, 2000.

   Bankcard receivables increased to $16.8 billion at June 30, 2001, compared to $14.1 billion at December 31, 2000. Net charge-offs on bankcard receivables for the six months ended June 30, 2001 were $283 million, or 3.77 percent of average bankcard receivables, compared to $158 million, or 3.56 percent, for the six months ended June 30, 2000. The increase in charge-offs was primarily a result of growth in the portfolio outstandings and an increase in personal bankruptcy filings. Bankcard loans past due 90 days or more and still accruing interest were $246 million, or 1.46 percent of bankcard receivables, at June 30, 2001, compared to $191 million, or 1.36 percent, at December 31, 2000.

   Other consumer loans, which include direct and indirect consumer and foreign consumer loans, were $42.8 billion at both June 30, 2001 and December 31, 2000. Direct and indirect consumer loan net charge-offs were $140 million, or 0.70 percent of average direct and indirect consumer loans outstanding, for the six months ended June 30, 2001, compared to $152 million, or 0.73 percent of the average balance outstanding, for the comparable period in 2000. Foreign consumer loan net charge-offs were $2 million and $1 million, or 0.22 percent and 0.11 percent of average foreign consumer loans, for the six months ended June 30, 2001 and 2000, respectively.

   Excluding bankcard, total consumer loans past due 90 days or more and still accruing interest were $105 million, or 0.05 percent of total consumer loans, at June 30, 2001, compared to $110 million, or 0.06 percent, at December 31, 2000.

Nonperforming Assets

   As presented in Table Eight, nonperforming assets increased to $6.2 billion, or 1.63 percent of loans, leases and foreclosed properties, at June 30, 2001 from $5.5 billion, or 1.39 percent, at December 31, 2000. Nonperforming loans increased to $5.8 billion at June 30, 2001 from $5.2 billion at December 31, 2000, primarily due to increases in nonperforming loans in the commercial - domestic portfolio as discussed above. Credit deterioration in loans continued as companies were affected by the weakening economic environment. Foreclosed properties increased to $346 million at June 30, 2001, compared to $249 million at December 31, 2000.

   Table Nine presents the additions to and reductions in nonperforming assets in the consumer and commercial portfolios during the most recent five quarters.

Table Nine
Nonperforming Assets
------------------------------------------------------------------------------------------------------------------------------
                                                                   Second          First       Fourth       Third     Second
                                                                   Quarter        Quarter      Quarter     Quarter    Quarter
(Dollars in millions)                                               2001           2001         2000        2000       2000
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                        $5,897         $5,457       $4,403      $3,886     $3,481
------------------------------------------------------------------------------------------------------------------------------
Commercial
  Additions to nonperforming assets:
    New nonaccrual loans and foreclosed properties                   1,376          1,315        1,954         913        760
    Advances on loans                                                   33             26           28          19         38
------------------------------------------------------------------------------------------------------------------------------
      Total commercial additions                                     1,409          1,341        1,982         932        798
------------------------------------------------------------------------------------------------------------------------------
  Reductions in nonperforming assets:
    Paydowns, payoffs and sales                                       (732)          (398)        (288)       (179)      (164)
    Returns to performing status                                       (19)          (126)         (73)        (72)       (69)
    Charge-offs/(1)/                                                  (525)          (467)        (774)       (243)      (294)
    Transfers to assets held for sale                                    -              -            -         (63)         -
------------------------------------------------------------------------------------------------------------------------------
      Total commercial reductions                                   (1,276)          (991)      (1,135)       (557)      (527)
------------------------------------------------------------------------------------------------------------------------------
        Total commercial net additions to nonperforming assets         133            350          847         375        271
------------------------------------------------------------------------------------------------------------------------------
Consumer
  Additions to nonperforming assets:
    New nonaccrual loans and foreclosed properties                     836            819          834         722        647
------------------------------------------------------------------------------------------------------------------------------
      Total consumer additions                                         836            819          834         722        647
------------------------------------------------------------------------------------------------------------------------------
  Reductions in nonperforming assets:
    Paydowns, payoffs and sales                                       (159)          (135)         (95)       (110)      (109)
    Returns to performing status                                      (440)          (483)        (391)       (402)      (352)
    Charge-offs/(1)/                                                   (69)          (101)        (135)        (64)       (51)
    Transfers to assets held for sale                                   (3)           (10)          (6)         (4)        (1)
------------------------------------------------------------------------------------------------------------------------------
      Total consumer reductions                                       (671)          (729)        (627)       (580)      (513)
------------------------------------------------------------------------------------------------------------------------------
        Total consumer net additions to nonperforming assets           165             90          207         142        134
------------------------------------------------------------------------------------------------------------------------------
          Total net additions to nonperforming assets                  298            440        1,054         517        405
------------------------------------------------------------------------------------------------------------------------------
     Balance, end of period                                         $6,195         $5,897       $5,457      $4,403     $3,886
==============================================================================================================================

/(1)/ Certain loan products, including commercial bankcard, consumer bankcard and other unsecured loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.


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

   During the first half of 2001, the Corporation sold approximately $800 million of nonperforming and poorly performing loans. The Corporation expects to continue to aggressively manage credit risk and exit problem credits where practical.

   Note Five of the consolidated financial statements provides the reported investment in specific loans considered to be impaired at June 30, 2001 and December 31, 2000. The Corporation's investment in specific loans that were considered to be impaired at June 30, 2001 was $4.1 billion, compared to $3.8 billion at December 31, 2000. Commercial - domestic impaired loans increased $318 million to $3.2 billion at June 30, 2001 compared to December 31, 2000. Commercial - foreign impaired loans increased $15 million to $536 million at June 30, 2001 compared to December 31, 2000. Commercial real estate - domestic impaired loans decreased $39 million to $373 million at June 30, 2001 compared to December 31, 2000.

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

   The provision for credit losses increased $745 million to $1.6 billion for the six months ended June 30, 2001, compared to the same period in 2000. The increase in the provision was primarily driven by increased credit deterioration as the overall economic environment continued to weaken. The provision for credit losses for the six months ended June 30, 2001 was $75 million in excess of net charge-offs of $1.6 billion as the Corporation increased its allowance for credit losses in response to continued economic uncertainty.

   The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at June 30, 2001. Table Ten provides the changes in the allowance for credit losses for the three months and six months ended June 30, 2001 and 2000.

Table Ten
Allowance for Credit Losses
--------------------------------------------------------------------------------------------------------------------
                                                                          Three Months            Six Months
                                                                          Ended June 30          Ended June 30
                                                                       ---------------------------------------------
(Dollars in millions)                                                    2001       2000        2001        2000
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                           $  6,900   $  6,827    $  6,838    $  6,828
--------------------------------------------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic                                                      (457)      (255)       (904)       (457)
Commercial - foreign                                                        (69)       (35)       (108)        (47)
Commercial real estate - domestic                                           (14)       (14)        (22)        (22)
--------------------------------------------------------------------------------------------------------------------
     Total commercial                                                      (540)      (304)     (1,034)       (526)
--------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                        (11)        (7)        (20)        (14)
Home equity lines                                                            (7)        (5)        (15)        (10)
Direct/Indirect consumer                                                   (113)      (109)       (229)       (255)
Consumer finance                                                            (86)       (89)       (215)       (182)
Bankcard                                                                   (178)       (91)       (321)       (185)
Other consumer - domestic                                                   (14)       (14)        (32)        (16)
Foreign consumer                                                             (1)        (1)         (2)         (2)
--------------------------------------------------------------------------------------------------------------------
     Total consumer                                                        (410)      (316)       (834)       (664)
--------------------------------------------------------------------------------------------------------------------
          Total loans and leases charged off                               (950)      (620)     (1,868)     (1,190)
---------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                        49         29          81          59
Commercial - foreign                                                         12         11          17          18
Commercial real estate - domestic                                             2          8           4          10
Commercial real estate - foreign                                              -          -           -           2
----------------------------------------------------------------------------------------------------------------------
     Total commercial                                                        63         48         102          89
----------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                          4          3           7           6
Home equity lines                                                             3          2           5           4
Direct/Indirect consumer                                                     48         48          89         103
Consumer finance                                                             19         30          55          66
Bankcard                                                                     20         14          38          27
Other consumer - domestic                                                     6          4          12           4
Foreign consumer                                                              -          1           -           1
----------------------------------------------------------------------------------------------------------------------
     Total consumer                                                         100        102         206         211
----------------------------------------------------------------------------------------------------------------------
          Total recoveries of loans and leases previously charged off       163        150         308         300
----------------------------------------------------------------------------------------------------------------------
               Net charge-offs                                             (787)      (470)     (1,560)       (890)
----------------------------------------------------------------------------------------------------------------------
Provisions for credit losses                                                800        470       1,635         890
Other, net                                                                   (2)       (12)         (2)        (13)
----------------------------------------------------------------------------------------------------------------------
     Balance, June 30                                                  $  6,911   $  6,815    $  6,911    $  6,815
----------------------------------------------------------------------------------------------------------------------
Loans and leases outstanding at June 30                                $380,425   $400,817    $380,425    $400,817
Allowance for credit losses as a percentage of loans and leases
    outstanding at June 30                                                 1.82 %     1.70 %      1.82 %      1.70 %
Average loans and leases outstanding during the period                 $383,500   $391,404    $385,683    $383,994
Annualized net charge-offs as a percentage of average outstanding
   loans and leases during the period                                       .82 %      .48 %       .82 %       .47 %
Allowance for credit losses as a percentage of nonperforming
   loans at end of period                                                118.16     184.66      118.16      184.66


Concentrations of Credit Risk

   In an effort to minimize the adverse impact of any single event or set of events, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Eleven, Twelve and Thirteen.

   The Corporation maintains a diverse commercial loan portfolio, representing 49 percent of total loans and leases at June 30, 2001. The largest concentration is in commercial real estate, which represents seven percent of total loans and leases at June 30, 2001. The exposures presented in Table Eleven represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposures included in the table do not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

Table Eleven

Commercial Real Estate Loans, Foreclosed Properties
and Other Real Estate Credit Exposures
----------------------------------------------------------------------------------------------------------------------
June 30, 2001
                                                                                                                Other
                                                                 Loans                        Foreclosed        Credit
                                                -----------------------------------------
(Dollars in millions)                                 Outstanding      Nonperforming        Properties (1)   Exposures (2)
--------------------------------------------------------------------------------------------------------------------------
By Geographic Region/(3)/
California                                              $   5,663        $    4                $  1           $   720
Southwest                                                   3,433            11                   -               725
Florida                                                     2,648            24                   2               181
Northwest                                                   2,635            22                  33               149
Geographically diversified                                  2,620            17                   -               303
Midwest                                                     1,933            16                   -               402
Mid-Atlantic                                                1,566            20                   -               362
Carolinas                                                   1,565             9                   -                72
Midsouth                                                    1,368            20                   -               132
Northeast                                                   1,263             5                   -               665
Other states                                                  749            53                  41                35
Non-US                                                        372             3                   -                 9
----------------------------------------------------------------------------------------------------------------------
     Total                                              $  25,815        $  204                $ 77           $ 3,755
======================================================================================================================

By Property Type
Office buildings                                        $   5,200        $   15                $  1           $   410
Apartments                                                  4,257            20                   -               772
Residential                                                 3,651            29                   -                37
Shopping centers/retail                                     3,235             7                  17               849
Industrial/warehouse                                        2,582             8                   8               117
Land and land development                                   1,511             3                   7               120
Hotels/motels                                               1,032            13                  21               216
Multiple use                                                  783             1                   -                59
Miscellaneous commercial                                      400             1                   -                20
Unsecured                                                     243             -                   -               680
Other                                                       2,549           104                  23               466
Non-US                                                        372             3                   -                 9
----------------------------------------------------------------------------------------------------------------------
     Total                                              $  25,815        $  204                $ 77           $ 3,755
=======================================================================================================================

(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.

    Table Twelve presents the ten largest industries included in the commercial loan and lease portfolio at June 30, 2001 and the respective balances at December 31, 2000. Total commercial loans outstanding, excluding commercial real estate loans, comprised 42 percent and 45 percent of total loans and leases at June 30, 2001 and December 31, 2000, respectively. No commercial industry concentration is greater than three percent of total loans and leases.

Table Twelve

Significant Industry Loans and Leases/(1)/
-------------------------------------------------------------------------------------------------------------------
                                                      June 30, 2001                      December 31, 2000
                                            -----------------------------------------------------------------------
                                                            Percent of Total                       Percent of Total
(Dollars in millions)                       Outstanding     Loans and Leases        Outstanding    Loans and Leases
-------------------------------------------------------------------------------------------------------------------
Transportation                                $10,571            2.8%                $ 11,704           3.0%
Business services                               8,460            2.2                    8,883           2.3
Media                                           8,020            2.1                    9,322           2.4
Equipment and general manufacturing             7,627            2.0                    8,982           2.3
Telecommunications                              6,843            1.8                    6,801           1.7
Agribusiness                                    6,617            1.7                    7,672           2.0
Autos                                           6,247            1.6                    6,741           1.7
Healthcare                                      5,601            1.5                    7,201           1.8
Retail                                          5,438            1.4                    7,049           1.8
Utilities                                       4,604            1.2                    4,648           1.2
----------------------------------------------------------------------------------------------------------------

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

   In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Thirteen sets forth selected regional foreign exposure at June 30, 2001. The countries selected represent those that are sometimes considered as having higher credit and foreign exchange risk. At June 30, 2001, the Corporation's total exposure to these select countries was $25.7 billion, a decrease of $4.7 billion from December 31, 2000, primarily due to reductions in exposure to Japan and certain other countries in Asia and Latin America. Table Thirteen is based on the FFIEC's instructions for periodic reporting of foreign exposure.

Table Thirteen
Selected Regional Foreign Exposure
--------------------------------------------------------------------------------------------------------------------------------
                                                   Derivatives                                            Total     Increase/
                                                   (Net                        Total        Gross        Binding    (Decrease)
                          Loans                     Positive   Securities/    Cross-        Local        Exposure      from
                        and Loan       Other        Mark-to-    Other         border       Country       June 30,   December 31,
(Dollars in millions)  Commitments  Financing/(1)/   Market)   Investments  Exposure/(2)/  Exposure/(3)/   2001        2000
--------------------------------------------------------------------------------------------------------------------------------
Region/Country
Asia
China                       $    77      $    33      $    5     $    70      $    185     $    117     $    302     $      (18)
Hong Kong                       191           50          11          96           348        3,913        4,261           (303)
India                           675           79          45          54           853        1,132        1,985           (224)
Indonesia                       241           23          13          34           311           11          322            (73)
Japan                           596           47         390       3,510         4,543          831        5,374         (1,720)
Korea (South)                   288          854          52          36         1,230          604        1,834           (386)
Malaysia                         74            8           1           6            89          352          441            (81)
Pakistan                         17            6           -           -            23            -           23              5
Philippines                     180           19           2          42           243          130          373            (18)
Singapore                       306            8          44          18           376          908        1,284           (190)
Taiwan                          291           57          34           -           382          505          887           (242)
Thailand                         41           11          64          33           149          286          435             28
Other                             1           16           -           -            17          101          118            (14)
--------------------------------------------------------------------------------------------------------------------------------
Total                       $ 2,978      $ 1,211      $  661     $ 3,899      $  8,749     $  8,890     $ 17,639     $   (3,236)
--------------------------------------------------------------------------------------------------------------------------------
Central and Eastern
  Europe
Russian Federation          $     -      $     -      $    -     $     -      $      -     $      -     $      -     $       (2)
Turkey                           98           39           1          32           170            -          170           (162)
Other                           102           14          15          50           181           91          272             28
--------------------------------------------------------------------------------------------------------------------------------
Total                       $   200      $    53      $   16     $    82      $    351     $     91     $    442     $     (136)
--------------------------------------------------------------------------------------------------------------------------------
Latin America
Argentina                   $   384      $   111      $   28     $    62      $    585     $    377     $    962     $     (112)
Brazil                          931          326          60         195         1,512          423        1,935           (329)
Chile                           472            9          26           -           507          165          672           (308)
Colombia                        134           22           8           4           168            8          176           (110)
Mexico                        1,260          359         123       1,245         2,987          117        3,104           (332)
Venezuela                       133           22           -         218           373           23          396            (83)
Other                           148           74           3         120           345            -          345            (17)
--------------------------------------------------------------------------------------------------------------------------------
Total                       $ 3,462      $   923      $  248     $ 1,844      $  6,477     $  1,113     $  7,590     $   (1,291)
--------------------------------------------------------------------------------------------------------------------------------
    Total                   $ 6,640      $ 2,187      $  925     $ 5,825      $ 15,577     $ 10,094     $ 25,671     $   (4,663)
================================================================================================================================

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

   The objective of the Corporation's Risk Management group (Risk Management) is to provide senior management with independent, timely assessments of the bottom line impacts of all market risks facing the Corporation and to monitor those impacts against trading limits. Risk Management monitors the changing aggregate position of the Corporation and projects the profit and loss levels that would result from both normal and extreme market moves. In addition, Risk Management is responsible for ensuring that reasonable policies and procedures that are in line with the Board's risk preferences are in place and enforced. These policies and procedures encompass the limit process, risk reporting, new product review and model review.

[GRAPHIC]

Histogram of Daily Market Risk-Related Revenue
Twelve Months Ended June 30, 2001


Daily Market Risk-Related Revenue               Number
(Dollars in millions)                           of Days
=======================================================
Less than $(10)                                       3
$(5) to $(10)                                         2
&(5) to $0                                           15
$0 to $5                                             33
$5 to $10                                            54
$10 to $15                                           54
$15 to $20                                           36
$20 to $25                                           23
$25 to $30                                           21
$30 to $35                                            3
$35 to $40                                            4
$40 to $45                                            1
Greater than $45                                      2

   Market risk-related revenue includes trading revenue and trading-related net interest income, which encompass both proprietary trading and customer-related activities. During 2001, the Corporation has continued its efforts to build on its client franchise and reduce the proportion of proprietary trading revenue to total revenue. The success of these efforts can be seen in the histogram above. During the twelve months ended June 30, 2001, the Corporation recorded positive daily market risk-related revenue for 231 of 251 trading days. Furthermore, of the 20 days that showed negative revenue, only three days were greater than $10 million.

 Value at Risk

   Value at Risk (VAR) is the key measure of market risk for the Corporation. VAR represents the maximum amount that the Corporation has placed at risk of loss, with a 99 percent degree of confidence, in the course of its risk taking activities. Its purpose is to describe the amount of capital required to absorb potential losses from adverse market movements.

   As the following graph shows, during the twelve months ended June 30, 2001, actual market risk-related revenue exceeded VAR measures three days out of 251 total trading days. Given the 99 percent confidence interval captured by VAR, this would be expected to occur approximately once every 100 trading days, or two to three times each year.

                            Trading Risk and Return
                  Daily VAR and Market Risk-Related Revenue

[GRAPHIC]

Line graph representation of Daily Market Risk-Related Revenue and VAR for the twelve months ended June 30, 2001. During the period, the daily market risk-related revenue ranged from $(33) million to $51 million. Over the same period, VAR ranged from $25 million to $70 million.

   In the fourth quarter of 2000, a change in methodology was used to calculate VAR for the equities portfolio. The net effect of the change was an approximate $20 million reduction in reported VAR for equities. VAR was not restated for previous quarters for this change. VAR for the first quarter of 2001 has been restated to reflect the addition of mortgage banking assets to the VAR calculation. This resulted in an approximate $20 million increase in VAR for the real estate/mortgage portfolio in the first quarter of 2001.

       The following table summarizes the VAR in the Corporation's trading portfolios for the twelve months ended June 30, 2001 and 2000:

    Table Fourteen
    Trading Activities Market Risk
    --------------------------------------------------------------------------------------------------------------
                                                                     Twelve Months Ended June 30
                                                 -----------------------------------------------------------------
                                                              2001                              2000
                                                 -----------------------------------------------------------------
                                                   Average    High       Low         Average    High       Low
    (US Dollar equivalents in millions)            VAR/(1)/  VAR/(2)/  VAR/(2)/      VAR/(1)/  VAR/(2)/  VAR/(2)/
    --------------------------------------------------------------------------------------------------------------
    Interest rate                                   $31.3     $46.2     $16.3         $22.4     $33.6     $15.8
    Foreign exchange                                  9.0      15.5       5.0          11.4      21.7       5.4
    Commodities                                       2.4       5.7       0.5           1.8       5.8        .5
    Equities                                         19.3      41.5       5.5          24.2      39.8      10.0
    Credit products                                   8.0      16.9       3.0          13.9      18.1       8.8
    Real estate/mortgage                             23.7      55.5       8.3           6.4       9.8       2.5
    Total trading portfolio                          48.1      69.9      25.1          37.2      52.0      23.5
    --------------------------------------------------------------------------------------------------------------

    /(1)/ The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
    /(2)/ The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

       Total trading portfolio VAR increased during the twelve months ended June 30, 2001 relative to the twelve months ended June 30, 2000. This increase was largely driven by increased activity in the real estate/mortgage and interest rate businesses.

       The following table summarizes the quarterly VAR in the Corporation's trading portfolios for the most recent four quarters:

    Table Fifteen
    Quarterly Trading Activities Market Risk
    ------------------------------------------------------------------------------------------------------------------------------
                                             Second Quarter 2001            First Quarter 2001            Fourth Quarter 2000
                                      --------------------------------------------------------------------------------------------
                                         Average    High      Low       Average    High      Low      Average    High      Low
    (US Dollar equivalents in millions)  VAR/(1)/  VAR/(2)/ VAR/(2)/    VAR/(1)/  VAR/(2)/  VAR/(2)/  VAR/(1)/  VAR/(2)/ VAR/(2)/
    ------------------------------------------------------------------------------------------------------------------------------
    Interest rate                       $ 38.8    $ 43.5   $ 32.6       $32.1    $46.2     $26.9      $25.2     $42.2    $16.3
    Foreign exchange                       8.0      11.0      5.5         8.2     12.8       5.0       10.6      15.5      5.7
    Commodities                            2.7       5.7      1.3         1.8      3.8        .9        2.8       4.8      1.5
    Equities                              18.1      25.1     13.5        13.1     22.5       8.9       10.4      21.6      5.5
    Credit products                       10.7      16.9      6.6         6.2      8.0       3.0        6.3       8.5      3.2
    Real estate/mortgage                  41.2      55.5     28.6        33.7     43.4       8.8        9.6      11.1      8.3
    Total trading portfolio               61.3      69.9     55.2        50.0     59.6      42.4       32.0      45.5     25.1
    ------------------------------------------------------------------------------------------------------------------------------
    --------------------------------------------------------------------
                                               Third Quarter 2000
                                      ----------------------------------
                                           Average    High      Low
    (US Dollar equivalents in millions)    VAR/(1)/   VAR/(2)/  VAR/(2)/
    --------------------------------------------------------------------
    Interest rate                            $29.1    $35.5     $24.7
    Foreign exchange                           9.1     13.5       5.5
    Commodities                                2.4      5.2        .5
    Equities                                  35.2     41.5      25.5
    Credit products                            8.8     12.0       6.1
    Real estate/mortgage                       9.8     11.3       8.6
    Total trading portfolio                   48.5     53.0      39.2
    --------------------------------------------------------------------

    /(1)/ The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
    /(2)/ The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

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

   In addition, specific stress scenarios are run regularly which represent extreme, but plausible, events that would be of concern given the Corporation's current portfolio. The results of these specific scenarios are presented to the Corporation's Trading Risk Committee as part of its regular meetings. Examples of these specific stress scenarios include calculating the effects on the overall portfolio of an extreme Federal Reserve Board tightening or easing of interest rates, a severe credit deterioration in the U.S., and a recession in Japan and the corresponding ripple effects throughout Asia.

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

   At June 30, 2001, the interest rate risk position of the Corporation was relatively neutral as the impact of a gradual parallel 100 basis point rise or fall in interest rates over the next twelve months was estimated to be less than one percent of net interest income.

   Available-for-sale securities had a net unrealized loss of $620 million at June 30, 2001, compared to a net unrealized loss of $991 million at December 31, 2000. The expected maturities, unrealized gains and losses and weighted average effective yield and rate associated with the Corporation's other significant non-trading on-balance sheet financial instruments at June 30, 2001 were not significantly different from those at December 31, 2000. For a discussion of other non-trading on-balance sheet financial instruments, see page 50 and Table Twenty-One on page 51 of the "Market Risk Management" section of the Corporation's 2000 Annual Report on Form 10-K.

 Interest Rate and Foreign Exchange Contracts

   Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation's ALM process. The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation's goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation. Interest income and interest expense on hedged variable-rate assets and liabilities, respectively, increases or decreases as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to these hedged assets and liabilities are expected to substantially offset this variability in earnings. See Note Four of the consolidated financial statements for additional information on the Corporation's hedging activities.

   Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, allow the Corporation to effectively manage its interest rate risk position. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. As reflected in Table Sixteen, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps at June 30, 2001 was $81.1 billion and $31.2 billion, respectively. The receive fixed interest rate swaps are primarily converting variable rate commercial loans to fixed rate. The net receive fixed position at June 30, 2001 was $49.9 billion notional compared to $48.8 billion notional at December 31, 2000. The Corporation had $15.7 billion notional and $14.7 billion notional of basis swaps at June 30, 2001 and December 31, 2000, respectively, linked primarily to loans and long-term debt. At June 30, 2001, the notional amount of option products being used in the Corporation's ALM process netted to zero, consisting of $2.0 billion long option positions and $2.0 billion short option positions, compared to $22.5 billion notional of option products at December 31, 2000. The Corporation had $2.7 billion notional and $24.8 billion notional of futures and forward rate contracts at June 30, 2001 and December 31, 2000, respectively. In addition, open foreign exchange contracts at June 30, 2001 had a notional amount of $26.7 billion compared to $19.0 billion at December 31, 2000.

   Table Sixteen also summarizes the expected maturity and the average estimated duration, weighted average receive and pay rates and the net unrealized gains and losses at June 30, 2001 and December 31, 2000 of the Corporation's open ALM interest rate swaps, as well as the expected maturity and net unrealized gains and losses at June 30, 2001 and December 31, 2000 of the Corporation's open ALM basis swaps, options, futures and forward rate and foreign exchange contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized gain of $382 million and $364 million at June 30, 2001 and December 31, 2000, respectively. The ALM option products had a net unrealized loss of $7 million and $157 million at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 and December 31, 2000, open foreign exchange contracts had a net unrealized loss of $508 million and $387 million, respectively.

   The amount of unamortized net realized deferred gains associated with closed ALM swaps was $282 million and $25 million at June 30, 2001 and December 31, 2000, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $30 million and $95 million at June 30, 2001 and December 31, 2000, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $52 million and $15 million at June 30, 2001 and December 31, 2000, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at June 30, 2001 and December 31, 2000. Of these unamortized net realized deferred gains, $240 million was included in accumulated other comprehensive income at June 30, 2001.

   Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet positions should not be viewed in isolation.

Table Sixteen
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
-------------------------------------------------------------------------------------------------------------------
June 30, 2001
                                                           Expected Maturity
                                                  -----------------------------------------------------------------
(Dollars in millions, average              Fair
estimated duration in years)              Value     Total         2001         2002         2003         2004
-------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                   $ 636
   Notional value                                    $81,076     $    786       $1,727      $11,158      $13,312
   Weighted average receive rate                        6.04  %      6.19  %      7.03  %      5.48  %      6.08  %

Total pay fixed swaps                        (256)
   Notional value                                    $31,192     $     22       $   19      $23,549      $   118
   Weighted average pay rate                            5.31  %      7.46  %      6.37  %      4.82  %      6.14  %
Basis swaps                                     2
   Notional value                                    $15,700     $      -       $    -      $     -      $ 9,000
                                        ----------
       Total swaps                            382
-------------------------------------------------------------------------------------------------------------------

Option products                                (7)
   Notional amount                                   $     -     $      -       $    -      $     -      $     -
Futures and forward rate contracts             10
   Notional amount                                   $ 2,674     $ (4,326)      $7,000      $     -      $     -
-------------------------------------------------------------------------------------------------------------------
     Total open interest rate contracts       385
-------------------------------------------------------------------------------------------------------------------
Closed interest rate contracts/(1)/           260
-------------------------------------------------------------------------------------------------------------------
     Net interest rate contract position      645
-------------------------------------------------------------------------------------------------------------------
Open foreign exchange contracts              (508)
    Notional amount                                  $26,693     $    228       $3,156      $ 3,485      $ 4,819
-------------------------------------------------------------------------------------------------------------------
      Total ALM contracts                   $ 137
===================================================================================================================


---------------------------------------------------------------------------------------
June 30, 2001
                                                                   Average
                                         -----------------------
(Dollars in millions, average                           After       Estimated
estimated duration in years)                2005        2005       Duration
-----------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                                              4.18
   Notional value                           $10,257     $43,836
   Weighted average receive rate               6.79  %     5.96  %

Total pay fixed swaps                                                  2.96
   Notional value                           $ 2,596     $ 4,888
   Weighted average pay rate                   7.17  %     6.66  %
Basis swaps
   Notional value                           $   500     $ 6,200

       Total swaps
----------------------------------------------------------------------------

Option products
   Notional amount                          $     -     $     -
Futures and forward rate contracts
   Notional amount                          $     -     $     -
----------------------------------------------------------------------------
     Total open interest rate contracts
----------------------------------------------------------------------------
Closed interest rate contracts/(1)/
----------------------------------------------------------------------------
     Net interest rate contract position
----------------------------------------------------------------------------
Open foreign exchange contracts
    Notional amount                         $ 9,201     $ 5,804
----------------------------------------------------------------------------
      Total ALM contracts
============================================================================


-------------------------------------------------------------------------------------------------------
December 31, 2000
                                                          Expected Maturity
                                                  -----------------------------------------------------
(Dollars in millions, average              Fair
estimated duration in years)              Value     Total         2001         2002         2003
-------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                   $ 900
   Notional amount                                   $62,485      $ 4,001       $7,011       $9,787
   Weighted average receive rate                        6.39  %      6.28  %      6.71  %      5.53  %

Total pay fixed swaps                        (529)
   Notional amount                                   $13,640      $ 1,878       $1,064       $  114
   Weighted average pay rate                            6.72  %      5.86  %      6.39  %      7.14  %
Basis swaps                                    (7)
   Notional amount                                   $14,739      $   576       $1,669       $  442
                                        ----------
       Total swaps                            364

-------------------------------------------------------------------------------------------------------

Option products                              (157)
   Notional amount                                   $22,477      $ 2,087       $  868       $1,575
Futures and forward rate contracts            (52)
   Notional amount                                   $24,818      $19,068       $5,750       $    -

-------------------------------------------------------------------------------------------------------
     Total open interest rate contracts       155
-------------------------------------------------------------------------------------------------------
Closed interest rate contracts/(1)/           105
-------------------------------------------------------------------------------------------------------
     Net interest rate contract position      260
-------------------------------------------------------------------------------------------------------
Open foreign exchange contracts              (387)
    Notional amount                                  $18,958      $ 1,059       $2,179       $3,472
-------------------------------------------------------------------------------------------------------
      Total ALM contracts                   $(127)
=======================================================================================================

------------------------------------------------------------------------------------------
December 31, 2000
                                                                                Average
                                          ----------------------------------
(Dollars in millions, average                                       After      Estimated
estimated duration in years)               2004         2005        2005       Duration
----------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps                                                          3.65
   Notional amount                         $12,835      $15,853     $12,998
   Weighted average receive rate              6.45  %      6.76  %     6.41   %

Total pay fixed swaps                                                              5.66
   Notional amount                         $    20      $ 2,584     $ 7,980
   Weighted average pay rate                  5.85  %      7.05  %     6.82   %
Basis swaps
   Notional amount                         $ 7,700      $ 4,317     $    35

       Total swaps

----------------------------------------------------------------------------------------

Option products
   Notional amount                         $ 7,882      $ 4,101     $ 5,964
Futures and forward rate contracts
   Notional amount                         $     -      $     -     $     -

----------------------------------------------------------------------------------------
     Total open interest rate contracts
----------------------------------------------------------------------------------------
Closed interest rate contracts/(1)/
----------------------------------------------------------------------------------------
     Net interest rate contract position
----------------------------------------------------------------------------------------
Open foreign exchange contracts
    Notional amount                        $ 4,472      $ 5,821     $ 1,955
----------------------------------------------------------------------------------------
      Total ALM contracts
========================================================================================


     (1) Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.

   In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the loan funding date. To manage this risk, the Corporation enters into various financial instruments including forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $24.8 billion at June 30, 2001 with associated net unrealized gains of $30 million. At December 31, 2000, the notional amount of such contracts was $9.7 billion with associated net unrealized losses of $53 million. These contracts have an average expected maturity of less than 90 days.

Table Seventeen
Selected Quarterly Financial Data
----------------------------------------------------------------------------------------------------------------------
                                                                                             2001 Quarters
                                                                               ---------------------------------------
(Dollars in millions, except per share information)                                    Second               First
----------------------------------------------------------------------------------------------------------------------
Income statement
Interest income                                                                    $    9,925           $   10,241
Interest expense                                                                        4,895                5,602
Net interest income                                                                     5,030                4,639
Net interest income (taxable-equivalent basis)                                          5,117                4,721
Noninterest income                                                                      3,741                3,780
Total revenue                                                                           8,771                8,419
Total revenue (taxable-equivalent basis)                                                8,858                8,501
Provision for credit losses                                                               800                  835
Losses on sales of securities                                                              (7)                  (8)
Other noninterest expense                                                               4,821                4,654
Income before income taxes                                                              3,143                2,922
Income tax expense                                                                      1,120                1,052
Net income                                                                              2,023                1,870
Net income available to common shareholders                                             2,022                1,869
Average common shares issued and outstanding (in thousands)                         1,601,537            1,608,890
Average diluted common shares issued and outstanding (in thousands)                 1,632,964            1,631,099
----------------------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                                                 1.24%                1.17%
Return on average common shareholders' equity                                           16.67                15.86
Total equity to total assets (period-end)                                                7.88                 8.02
Total average equity to total average assets                                             7.43                 7.38
Efficiency ratio                                                                        54.44                54.73
Dividend payout ratio                                                                   44.35                48.14
Shareholder value added                                                            $      791           $      679
----------------------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                                           $     1.26           $     1.16
Diluted earnings                                                                         1.24                 1.15
Cash dividends paid                                                                       .56                  .56
Book value                                                                              30.75                30.47
----------------------------------------------------------------------------------------------------------------------
Cash basis financial data/(1)/
Earnings                                                                           $    2,246           $    2,093
Earnings per common share                                                                1.40                 1.30
Diluted earnings per common share                                                        1.38                 1.28
Return on average assets                                                                 1.37%                1.31%
Return on average common shareholders' equity                                           18.52                17.75
Efficiency ratio                                                                        51.92                52.11
----------------------------------------------------------------------------------------------------------------------
Balance sheet (period-end)
Total loans and leases                                                             $  380,425           $  382,677
Total assets                                                                          625,525              609,755
Total deposits                                                                        363,486              352,460
Long-term debt                                                                         63,243               67,044
Trust preferred securities                                                              4,955                4,955
Common shareholders' equity                                                            49,234               48,815
Total shareholders' equity                                                             49,302               48,886
----------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (period-end)
Tier 1 capital                                                                           7.90%                7.65%
Total capital                                                                           12.09                11.84
Leverage ratio                                                                           6.50                 6.41
----------------------------------------------------------------------------------------------------------------------
Market price per share of common stock
 Closing                                                                           $    60.03           $    54.75
 High                                                                                   62.18                55.94
 Low                                                                                    48.65                45.00
----------------------------------------------------------------------------------------------------------------------

 (1) Cash basis calculations exclude goodwill and other intangible amortization expense.

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

                         On July 30, 2001, the Securities and Exchange Commission issued a cease-and-desist order finding violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20
                         promulgated thereunder, with respect to

                         BankAmerica's accounting for, and the disclosures relating to, the D.E. Shaw relationship. The Corporation consented to the order without admitting or denying the findings. In the Matter of BankAmerica Corp., Exch. Act Rel. No. 44613, Acctg & Audit. Enf. Rel. No. 1249, Admin. Proc. No. 3-10541.

                         Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2. Changes in       As part of its share repurchase program, during the
Securities and Use       second quarter of 2001, the Corporation  sold  put
of Proceeds              options to purchase an aggregate of one million shares
                         of Common Stock. These put options were sold to an independent third party for an aggregate purchase price of $6 million. The put options have an exercise price of $56.36 per share and expiration dates in October
                         2001. The put option contracts allow the Corporation to determine the method of settlement (cash or stock).
                         Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

                         At June 30, 2001, the Corporation had two million put options outstanding with exercise prices ranging from $51.38 per share to $56.36 per share and expiration dates ranging from September 2001 to October 2001.


Item 4. Submission       a.  The Annual Meeting of Stockholders was held on
of Matters to a Vote     April 25, 2001.
of Security Holders
                         b. The following are the voting results on each matter submitted to the stockholders:

                         1.  To elect 17 directors

                                                                                Against or
                                                                 For             Withheld
                                                            -------------      -----------
                               John R. Belk                 1,302,648,189       45,060,979
                               Charles W. Coker             1,308,645,751       39,063,417
                               Frank Dowd, IV               1,302,704,012       45,005,156
                               Kathleen F. Feldstein        1,310,337,864       37,371,304
                               Paul Fulton                  1,302,678,856       45,030,312
                               Donald E. Guinn              1,308,065,189       39,643,979
                               James H. Hance, Jr.          1,309,823,030       37,886,138
                               C. Ray Holman                1,309,909,042       37,800,126
                               Kenneth D. Lewis             1,310,027,888       37,681,280
                               Walter E. Massey             1,308,065,778       39,643,390
                               C. Steven McMillan           1,310,223,544       37,485,624
                               Patricia E. Mitchell         1,307,411,007       40,298,161
                               O. Temple Sloan, Jr.         1,269,984,575       77,724,593
                               Meredith R. Spangler         1,304,300,403       43,408,765
                               Ronald Townsend              1,307,862,809       39,846,359
                               Jackie M. Ward               1,307,015,545       40,693,623
                               Virgil R. Williams           1,274,823,017       72,886,151

                  2. To ratify the action of the Board of Directors in selecting
                     PricewaterhouseCoopers LLP as independent public accountants to audit the books of the Corporation and its subsidiaries for the current year

                                        Against or
                         For             Withheld     Abstentions
                    -------------      -----------    -----------
                    1,328,454,453       10,588,881      8,665,834


                  3. To consider a stockholder proposal regarding contributions to political movements and entities

                                        Against or                    Broker
                         For             Withheld     Abstentions    Nonvotes
                    -------------      -----------    -----------   -----------
                     112,916,938       961,886,983     45,507,394   227,397,853

                  4. To consider a stockholder proposal regarding the rotation of the annual meeting location

                                        Against or                    Broker
                         For             Withheld     Abstentions    Nonvotes
                    -------------     -------------   -----------   -----------
                     54,857,212       1,043,310,996    22,143,107   227,397,853

                  5. To consider a stockholder proposal regarding performance-
                     based options

                                        Against or                    Broker
                         For             Withheld     Abstentions    Nonvotes
                    -------------      -----------    -----------   -----------
                     380,809,133       719,366,344     20,135,838   227,397,853

                  6. To consider a stockholder proposal regarding future
                     severance agreements

                                        Against or                    Broker
                         For             Withheld     Abstentions    Nonvotes
                    -------------      -----------    -----------   -----------
                     440,773,887       642,556,123     36,981,305   227,397,853


Item 6. Exhibits  a)  Exhibits
                      --------
and Reports on
Form 8-K          Exhibit 11     -  Earnings Per Share Computation - included in
                                    Note Eight of the consolidated financial statements
                  Exhibit 12(a)  -  Ratio of Earnings to Fixed Charges
                  Exhibit 12(b)  -  Ratio of Earnings to Fixed Charges and
                                    Preferred Dividends

                  b)  Reports on Form 8-K
                      -------------------

                  The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2001:

                  Current Report on Form 8-K dated and filed April 16, 2001, Items 5, 7 and 9.

                  Current Report on Form 8-K dated June 5, 2001 and filed June 14, 2001, Items 5 and 7.

                  Current Report on Form 8-K dated and filed June 22, 2001, Item 5.

                  Current Report on Form 8-K dated June 27, 2001 and filed June 28, 2001, Items 5 and 7.

--------------------------------------------------------------------------------


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Bank of America Corporation
                                           ---------------------------
                                           Registrant


Date: August 13, 2001                      /s/ Marc D. Oken
      ---------------                      ----------------
                                           MARC D. OKEN
                                           Executive Vice President and
                                           Principal Financial Executive
                                           (Duly Authorized Officer and
                                           Chief Accounting Officer)

                          Bank of America Corporation

                                   Form 10-Q

                               Index to Exhibits
--------------------------------------------------------------------------------

Exhibit   Description
-------   -----------
 11 Earnings Per Share Computation - included in Note Eight of the consolidated financial statements

 12(a)    Ratio of Earnings to Fixed Charges

 12(b)    Ratio of Earnings to Fixed Charges and Preferred Dividends