Form 10-Q
period 2001-09-30
BANK OF AMERICA CORP /DE/
filed 2001-11-14
CIK 70858

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2001
                                       or

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

                                   Yes |X| No

On October 31, 2001, there were 1,573,317,669 shares of Bank of America Corporation Common Stock outstanding.
================================================================================

Bank of America Corporation


September 30, 2001 Form 10-Q
================================================================================

INDEX

                                                                        Page
                                                                        ----

Part I      Item 1.  Financial Statements:
Financial              Consolidated Statement of Income for the Three      2
Information            Months and Nine Months Ended September 30,
                       2001 and 2000

                       Consolidated Balance Sheet at September 30, 2001    3
                       and December 31, 2000

                       Consolidated Statement of Changes in Shareholders' 4 Equity for the Nine Months Ended September 30,
                       2001 and 2000

                       Consolidated Statement of Cash Flows for the Nine   5
                       Months Ended September 30, 2001 and 2000

                       Notes to Consolidated Financial Statements          6

            Item 2.  Management's Discussion and Analysis of Results      20
                     of Operations and Financial Condition

            Item 3.  Quantitative and Qualitative Disclosures about       68
                     Market Risk

-------------------------------------------------------------------------------
Part II
Other
Information Item 1.  Legal Proceedings                                    68

            Item 2.  Changes in Securities and Use of Proceeds            69

            Item 6.  Exhibits and Reports on Form 8-K                     69

            Signature                                                     70

            Index to Exhibits                                             71

Part I. Financial Information
Item 1. Financial Statements

=================================================================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended          Nine Months Ended
                                                                             September 30                 September 30
                                                                        ---------------------------------------------------------
(Dollars in millions, except per share information)                       2001          2000          2001             2000
---------------------------------------------------------------------------------------------------------------------------------

Interest income

Interest and fees on loans and leases                                      $ 6,511      $ 8,283         $ 21,371     $ 23,593
Interest and dividends on securities                                           891        1,251            2,631        3,830
Federal funds sold and securities purchased under agreements to resell         321          633            1,161        1,803
Trading account assets                                                         930          744            2,712        1,974
Other interest income                                                          669          324            1,613          828
------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                9,322       11,235           29,488       32,028
------------------------------------------------------------------------------------------------------------------------------
Interest expense

Deposits                                                                     2,097        2,868            7,173        8,083
Short-term borrowings                                                          869        2,223            3,467        6,015
Trading account liabilities                                                    285          237              887          607
Long-term debt                                                                 867        1,344            3,088        3,638
------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                               4,118        6,672           14,615       18,343
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                          5,204        4,563           14,873       13,685
Noninterest income
Consumer service charges                                                       712          684            2,120        1,948
Corporate service charges                                                      528          474            1,538        1,413
------------------------------------------------------------------------------------------------------------------------------
      Total service charges                                                  1,240        1,158            3,658        3,361
------------------------------------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                                     386          357            1,164        1,108
Corporate investment and brokerage services                                    142          114              415          340
------------------------------------------------------------------------------------------------------------------------------
      Total investment and brokerage services                                  528          471            1,579        1,448
------------------------------------------------------------------------------------------------------------------------------
Mortgage banking income                                                        109          121              426          366
Investment banking income                                                      305          376            1,106        1,146
Equity investment gains                                                         22          422              340        1,119
Card income                                                                    618          594            1,792        1,634
Trading account profits/(1)/                                                   433          402            1,508        1,630
Other income                                                                   174          131              541          550
------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                           3,429        3,675           10,950       11,254
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                8,633        8,238           25,823       24,939

Provision for credit losses                                                  1,251          435            2,886        1,325

Gains on sales of securities                                                    97           11               82           23

Noninterest expense
Personnel                                                                    2,304        2,298            7,239        7,143
Occupancy                                                                      448          419            1,309        1,248
Equipment                                                                      273          285              835          882
Marketing                                                                      165          147              516          398
Professional fees                                                              144          100              411          298
Amortization of intangibles                                                    219          215              665          650
Data processing                                                                175          167              552          495
Telecommunications                                                             121          127              368          391
Other general operating                                                        613          509            1,732        1,529
General administrative and other                                               144          143              454          412
Business exit costs                                                          1,305            -            1,305            -
Restructuring charges                                                            -          550                -          550
------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                                            5,911        4,960           15,386       13,996
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   1,568        2,854            7,633        9,641
Income tax expense                                                             727        1,025            2,899        3,509
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 841      $ 1,829          $ 4,734      $ 6,132
==============================================================================================================================
Net income available to common shareholders                                  $ 839      $ 1,828          $ 4,730      $ 6,128
==============================================================================================================================
Per share information
Earnings per common share                                                    $ .52       $ 1.11           $ 2.95       $ 3.70
==============================================================================================================================
Diluted earnings per common share                                            $ .51       $ 1.10           $ 2.90       $ 3.66
==============================================================================================================================
Dividends per common share                                                   $ .56        $ .50           $ 1.68       $ 1.50
==============================================================================================================================
Average common shares issued and outstanding (in thousands)              1,599,692    1,639,392        1,603,340    1,654,013
==============================================================================================================================

(1) Trading account profits for the nine months ended September 30, 2001 included the $83 million transition adjustment loss resulting from the adoption of Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) on January 1, 2001.

          See accompanying notes to consolidated financial statements.

=======================================================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------------------
                                                                                            September 30    December 31
(Dollars in millions)                                                                           2001           2000
-----------------------------------------------------------------------------------------------------------------------

Assets
Cash and cash equivalents                                                                       $ 23,280      $ 27,513
Time deposits placed and other short-term investments                                              4,629         5,448
Federal funds sold and securities purchased under agreements to resell (includes $26,418
    and $24,622 pledged as collateral)                                                            26,450        28,055
Trading account assets (includes $35,079 and $21,216 pledged as collateral)                       53,471        43,041
Derivative assets                                                                                 23,816        15,534
Securities:
   Available-for-sale (includes $34,746 and $40,674 pledged as collateral)                        74,815        64,651
   Held-to-maturity, at cost (market value - $1,094 and $1,133)                                    1,149         1,187
-----------------------------------------------------------------------------------------------------------------------
     Total securities                                                                             75,964        65,838
-----------------------------------------------------------------------------------------------------------------------
Loans and leases                                                                                 339,018       392,193
Allowance for credit losses                                                                       (6,665)       (6,838)
-----------------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                                        332,353       385,355
-----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                        6,372         6,433
Interest receivable                                                                                3,355         4,432
Mortgage banking assets                                                                            3,477         3,762
Goodwill                                                                                          11,028        11,643
Core deposits and other intangibles                                                                1,330         1,499
Other assets                                                                                      74,580        43,638
-----------------------------------------------------------------------------------------------------------------------
       Total assets                                                                             $640,105      $642,191
=======================================================================================================================

Liabilities
Deposits in domestic offices:
   Noninterest-bearing                                                                           $98,881       $98,722
   Interest-bearing                                                                              215,569       211,978
Deposits in foreign offices:
   Noninterest-bearing                                                                             1,854         1,923
   Interest-bearing                                                                               43,566        51,621
-----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                              359,870       364,244
-----------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                        59,839        49,411
Trading account liabilities                                                                       22,575        20,947
Derivative liabilities                                                                            18,193        22,402
Commercial paper                                                                                   2,544         6,955
Other short-term borrowings                                                                       20,396        35,243
Accrued expenses and other liabilities                                                            40,369        22,859
Long-term debt                                                                                    61,213        67,547
Trust preferred securities                                                                         4,955         4,955
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                           589,954       594,563
-----------------------------------------------------------------------------------------------------------------------
     Commitments and contingencies (Note Seven)

Shareholders' equity

Preferred stock, $0.01 par value; authorized - 100,000,000 shares;  issued and
     outstanding - 1,556,979 and 1,692,172 shares                                                     67            72
Common stock, $0.01 par value; authorized - 5,000,000,000 shares;  issued and
     outstanding - 1,582,129,416 and 1,613,632,036 shares                                          6,491         8,613
Retained earnings                                                                                 41,857        39,815
Accumulated other comprehensive income (loss)                                                      1,731          (746)
Other                                                                                                  5          (126)
-----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                   50,151        47,628
-----------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                               $640,105      $642,191
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.




Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
==================================================================================================================================

                                                                                                                 Accumulated
                                                                       Common Stock                                 Other
                                                   Preferred       ------------------------        Retained      Comprehensive
(Dollars in millions, shares in thousands)           Stock          Shares           Amount         Earnings    Income (Loss) /(1)/
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             $77         1,677,273         $11,671         $35,681            $(2,658)
Net income                                                                                             6,132
Other comprehensive income, net of tax:
     Net unrealized gains on available-for-sale
      and marketable equity securities                                                                                      852
     Net unrealized losses on foreign
      currency translation adjustments                                                                                       (2)

Comprehensive income

Cash dividends:
   Common                                                                                             (2,475)
   Preferred                                                                                              (4)
Common stock issued under
  employee plans                                                       3,091              53
Common stock repurchased                                             (49,650)         (2,444)
Conversion of preferred stock                           (3)              109               3
Other                                                                      1             114               4
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                            $74         1,630,824          $9,397         $39,338            $(1,808)
===================================================================================================================================

Balance, December 31, 2000                             $72         1,613,632          $8,613         $39,815              $(746)
Net income                                                                                             4,734
Other comprehensive income, net of tax:
     Net unrealized gains on available-
      for-sale and marketable equity securities                                                                           1,029
     Net unrealized losses on foreign
      currency translation adjustments                                                                                       (4)
     Net gains on derivatives /(2)/                                                                                        1,452

Comprehensive income

Cash dividends:
   Common                                                                                             (2,691)
   Preferred                                                                                              (4)
Common stock issued under
  employee plans                                                      22,096             830
Common stock repurchased                                             (53,826)         (3,016)
Conversion of preferred stock                           (5)              226               5
Other                                                                      1              59               3
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                            $67         1,582,129          $6,491         $41,857             $1,731
====================================================================================================================================


                                                                     Total
                                                                     Share-
                                                                     holders'     Comprehensive
(Dollars in millions, shares in thousands)             Other         Equity         Income
-----------------------------------------------------------------------------------------------

Balance, December 31, 1999                              $(339)        $44,432
Net income                                                              6,132           $6,132
Other comprehensive income, net of tax:
     Net unrealized gains on available-for-sale
      and marketable equity securities                                    852              852
     Net unrealized losses on foreign
      currency translation adjustments                                     (2)              (2)
                                                                                 --------------
Comprehensive income                                                                    $6,982
                                                                                 ==============
Cash dividends:
   Common                                                              (2,475)
   Preferred                                                               (4)
Common stock issued under
  employee plans                                          184             237
Common stock repurchased                                               (2,444)
Conversion of preferred stock
Other                                                      13             131
------------------------------------------------------------------------------
Balance, September 30, 2000                             $(142)        $46,859
==============================================================================

Balance, December 31, 2000                              $(126)        $47,628
Net income                                                              4,734           $4,734
Other comprehensive income, net of tax:
     Net unrealized gains on available-
      for-sale and marketable equity securities                         1,029            1,029
     Net unrealized losses on foreign
      currency translation adjustments                                     (4)              (4)
     Net gains on derivatives /(2)/                                     1,452            1,452
                                                                                 --------------
Comprehensive income                                                                    $7,211
                                                                                 ==============
Cash dividends:
   Common                                                              (2,691)
   Preferred                                                               (4)
Common stock issued under
  employee plans                                           73             903
Common stock repurchased                                               (3,016)
Conversion of preferred stock
Other                                                      58             120
------------------------------------------------------------------------------
Balance, September 30, 2001                                $5         $50,151
==============================================================================



(1) Accumulated Other Comprehensive Income (Loss) consists of the after-tax valuation allowance for available-for-sale and marketable equity securities of $469 and $(560) at September 30, 2001 and December 31, 2000, respectively; foreign currency translation adjustments of $(190) and $(186) at September 30, 2001 and December 31, 2000, respectively; and net gains on derivatives of $1,452 at September 30, 2001.

(2) Net gains on derivatives for the nine months ended September 30, 2001 included the $9 million after-tax transition adjustment gain resulting from the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001.

          See accompanying notes to consolidated financial statements.


----------------------------------------------------------------------------------------------------------------------------
Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Nine Months
                                                                                                    Ended September 30
                                                                                               -----------------------------
(Dollars in millions)                                                                              2001            2000
----------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                                     $   4,734         $   6,132
Reconciliation of net income to net cash provided by (used in) operating activities:
  Provision for credit losses                                                                      2,886             1,325
  Gains on sales of securities                                                                       (82)              (23)
  Business exit costs                                                                              1,305                 -
  Restructuring charges                                                                                -               550
  Depreciation and premises improvements amortization                                                641               695
  Amortization of intangibles                                                                        665               650
  Deferred income tax expense                                                                        272             1,329
  Net increase in trading and hedging instruments                                                (19,788)           (1,020)
  Net (increase) decrease in interest receivable                                                   1,077              (846)
  Net increase in other assets                                                                    (9,114)           (6,364)
  Net increase (decrease) in interest payable                                                       (992)              555
  Net increase (decrease) in accrued expenses and other liabilities                               17,068               (84)
  Other operating activities, net                                                                   (707)           (1,421)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                                           (2,035)            1,478
----------------------------------------------------------------------------------------------------------------------------
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments                     819              (704)
Net decrease in federal funds sold and securities purchased under
  agreements to resell                                                                             1,605             4,504
Proceeds from sales of available-for-sale securities                                              95,361            15,802
Proceeds from maturities of available-for-sale securities                                          5,632             4,536
Purchases of available-for-sale securities                                                       (99,971)          (16,880)
Proceeds from maturities of held-to-maturity securities                                                -               211
Proceeds from sales and securitizations of loans and leases                                        9,874             5,440
Other changes in loans and leases, net                                                            11,565           (38,959)
Purchases and originations of mortgage banking assets                                               (932)             (337)
Net purchases of premises and equipment                                                             (580)             (434)
Proceeds from sales of foreclosed properties                                                         230               200
Acquisition and divestiture of business activities, net                                             (417)               81
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                           23,186           (26,540)
----------------------------------------------------------------------------------------------------------------------------
Financing activities
Net increase (decrease) in deposits                                                               (4,374)            6,899
Net increase (decrease) in federal funds purchased and securities
  sold under agreements to repurchase                                                             10,428            (1,665)
Net increase (decrease) in commercial paper and other short-term borrowings                      (19,258)            7,947
Proceeds from issuance of long-term debt                                                          10,905            22,993
Retirement of long-term debt                                                                     (18,239)           (8,618)
Proceeds from issuance of common stock                                                               903               237
Common stock repurchased                                                                          (3,016)           (2,444)
Cash dividends paid                                                                               (2,695)           (2,479)
Other financing activities, net                                                                      (18)             (340)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                          (25,364)           22,530
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                         (20)              (62)
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (4,233)           (2,594)
Cash and cash equivalents at January 1                                                            27,513            26,989
----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at September 30                                                    $  23,280         $  24,395
----------------------------------------------------------------------------------------------------------------------------

Net loans and leases transferred to (from) loans held for sale amounted to $18,651 and $(245) for the nine months ended September 30, 2001 and 2000, respectively.

Loans transferred to foreclosed properties amounted to $398 and $289 for the nine months ended September 30, 2001 and 2000, respectively.

Loans securitized and retained in the available-for-sale securities portfolio amounted to $9,237 and $224 for the nine months ended September 30, 2001 and 2000, respectively.

          See accompanying notes to consolidated fiancial statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
==============================================================================

     Bank of America Corporation (the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. Through its banking and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At September 30, 2001, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and Bank of America, N.A. (USA).

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

     Accounting policies followed in the presentation of interim financial results are presented on pages 66 to 72 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and on page seven of the Corporation's Form 10-Q for the quarterly period ended June 30, 2001.

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

     On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 was effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 will be effective for the Corporation on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill will no longer be amortized and will be tested for impairment at least annually at the reporting unit level.

Based on current levels of amortization expense, the Corporation estimates that the elimination of goodwill amortization expense will positively impact net income by approximately $600 million, or approximately $0.37 per common share (diluted), on an annual basis.

Note Two - Exit and Restructuring Charges

Exit Charges

      On August 15, 2001, the Corporation announced that it was exiting its auto leasing and subprime real estate lending businesses. As a result of this strategic decision, the Corporation recorded pre-tax exit charges in the third quarter of 2001 of $1.7 billion ($1.3 billion after-tax) consisting of provision for credit losses of $395 million and noninterest expense of $1.3 billion. Business exit costs within noninterest expense consisted of the write-off of goodwill of $685 million, auto lease residual charges of $400 million, real estate servicing asset charges of $145 million and other transaction costs of $75 million. See Note Five for additional information on the exit-related provision for credit losses.

Restructuring Charges

       As part of its productivity and investment initiatives announced on July 28, 2000, the Corporation recorded a pre-tax charge of $550 million ($346 million after-tax) in the third quarter of 2000. Of the $550 million restructuring charge, approximately $475 million was used to cover severance and related costs and approximately $75 million was used for other costs related to process change and channel consolidation. The reserve balance at December 31, 2000 was $293 million. At September 30, 2001, the restructuring reserve had been substantially utilized.


Note Three - Trading Activities

Trading-Related Revenue

      Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on interest-earning and interest-bearing trading positions or the related funding charge or benefit. Trading account profits and trading-related net interest income ("trading-related revenue") are presented in the table below as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities and derivative contracts in interest rates, equities, credit and commodities. Trading account profits for the nine months ended September 30, 2001 included an $83 million transition adjustment net loss recorded as a result of the implementation of SFAS 133.



--------------------------------------------------------------------------------------------------
                                                    Three Months Ended        Nine Months Ended
                                                       September 30             September 30
                                                --------------------------------------------------
(Dollars in millions)                               2001          2000       2001         2000
--------------------------------------------------------------------------------------------------

Trading account profits - as reported              $433         $402        $1,508        $1,630
Net interest income                                 397          244         1,136           719
-------------------------------------------------------------------------------------------------
  Total trading-related revenue                    $830         $646        $2,644        $2,349
-------------------------------------------------------------------------------------------------
Trading-related revenue by product
Foreign exchange contracts                         $138         $114          $419          $400
Interest rate contracts                             220          115           582           634
Fixed income                                        249          120           724           372
Equities and equity derivatives                     195          290           757           892
Commodities and other                                28            7           162            51
-------------------------------------------------------------------------------------------------
  Total trading-related revenue                    $830         $646        $2,644        $2,349
=================================================================================================

Trading Account Assets and Liabilities

     The fair values of the components of trading account assets and liabilities at September 30, 2001 and December 31, 2000 were:



----------------------------------------------------------------------------
                                                September 30     December 31
(Dollars in millions)                              2001             2000
----------------------------------------------------------------------------
Trading account assets
U.S. Government & Agency  securities             $19,119          $10,545
Foreign sovereign debt                             8,458           10,432
Corporate & other debt securities                 11,910            7,841
Equity securities                                  3,598            6,363
Mortgage-backed securities                         2,060            1,713
Other                                              8,326            6,147
--------------------------------------------------------------------------
  Total                                          $53,471          $43,041
=========================================================================
Trading account liabilities
U.S. Government & Agency  securities              $9,865          $10,906
Foreign sovereign debt                             1,831            1,860
Corporate & other debt securities                  1,267            2,215
Equity securities                                  5,121            5,712
Mortgage-backed securities                            22               37
Other                                              4,469              217
--------------------------------------------------------------------------
  Total                                          $22,575          $20,947
==========================================================================

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

     The following table presents the notional or contract and credit risk amounts at September 30, 2001 and December 31, 2000 of the Corporation's derivative asset positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral but take into consideration the effects of legally enforceable master netting agreements.


Derivative Assets


------------------------------------------------------------------------------------------------
                                           September 30, 2001          December 31, 2000/(1)/
                                       ---------------------------------------------------------
                                         Contract/       Credit       Contract/         Credit
(Dollars in millions)                    Notional         Risk        Notional           Risk
------------------------------------------------------------------------------------------------

Interest rate contracts
Swaps                                     $5,063,450        $12,406    $3,256,992       $ 3,236
Futures and forwards                       1,510,891            148     1,227,537            57
Written options                              647,298              -       664,108             -
Purchased options                            687,363          1,338       601,828           145
Foreign exchange contracts
Swaps                                        127,506          1,874        61,035         1,424
Spot, futures and forwards                   720,643          2,107       682,665         3,215
Written options                               58,329              -        35,161             -
Purchased options                             55,621            331        32,639           380
Equity contracts
Swaps                                         14,027          1,052        17,482           637
Futures and forwards                          49,230              -        61,004           353
Written options                               23,535              -        30,976             -
Purchased options                             27,499          2,574        36,304         3,670
Commodity and other contracts
Swaps                                          7,328          1,196         9,126         1,902
Futures and forwards                           2,732             27         2,098            81
Written options                               10,180              -        12,603             -
Purchased options                             10,129            201        10,515           228
Credit derivatives                            39,009            562        40,638           206
------------------------------------------------------------------------------------------------
Net replacement cost                                        $23,816                     $15,534
------------------------------------------------------------------------------------------------

(1) The amounts at December 31, 2000 do not reflect derivative positions that were off-balance sheet prior to the adoption of SFAS 133.

     The table above includes both long and short derivative positions. The average fair value of derivative assets for the nine months ended September 30, 2001 and 2000 was $17.9 billion and $18.6 billion, respectively. The average fair value of derivative liabilities for the nine months ended September 30, 2001 and 2000 was $17.3 billion and $19.3 billion, respectively. The fair value of derivative assets at September 30, 2001 and December 31, 2000 was $23.8 billion and $15.5 billion, respectively. The fair value of derivative liabilities at September 30, 2001 and December 31, 2000 was $18.2 billion and $22.4 billion, respectively.

     During the nine months ended September 30, 2001 and 2000, there were no material credit losses associated with derivative contracts. At September 30, 2001 and December 31, 2000, there were no nonperforming derivative positions that were material to the Corporation.

     In addition to credit risk management activities, the Corporation uses credit derivatives to generate revenue by taking on exposure to underlying credits. The Corporation also provides credit derivatives to sophisticated customers who wish to hedge existing credit exposures or take on additional credit exposure to generate revenue. The Corporation's credit derivative positions at September 30, 2001 and December 31, 2000 consisted of credit default swaps and total return swaps.

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

Fair Value Hedges

     The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed rate assets and liabilities due to fluctuations in interest rates and exchange rates. For the nine months ended September 30, 2001, the Corporation recognized in the Consolidated Statement of Income a net loss of $9 million (included in net interest income), which represented the ineffective portion and excluded component in assessing hedge effectiveness of fair value hedges.

Cash Flow Hedges

     The Corporation also uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in cash flows of its variable rate assets and liabilities. For the nine months ended September 30, 2001, the Corporation recognized in the Consolidated Statement of Income a net loss of $6 million (included in mortgage banking income), which represented the ineffective portion and excluded component in assessing hedge effectiveness of cash flow hedges. The Corporation has determined that there are no hedging positions where it is probable that certain forecasted transactions may not occur by the end of the originally specified time period or within an additional two months.

     For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded in the same period the forecasted transaction affects earnings. Deferred net gains on derivative instruments of approximately $99 million included in accumulated other comprehensive income at September 30, 2001 are expected to be reclassified into earnings during the next twelve months. These net gains reclassified into earnings are expected to increase income or reduce expense on the hedged items.

Hedges of Net Investments in Foreign Operations

     The Corporation uses forward exchange contracts, currency swaps, and nonderivative hedging instruments to hedge its net investments in foreign operations against adverse movements in exchange rates. For the nine months ended September 30, 2001, net gains of $136 million related to these derivatives and nonderivative hedging instruments were recorded as a component of the foreign currency translation adjustment in other comprehensive income. These net gains were largely offset by losses in the Corporation's net investments in foreign operations. For the same period, the Corporation had no excluded component of net investment hedges.

Note Five - Loans and Leases

     Loans and leases at September 30, 2001 and December 31, 2000 were:

-----------------------------------------------------------------------------------------------
                                              September 30, 2001           December 31, 2000
                                           ----------------------------------------------------
(Dollars in millions)                         Amount      Percent          Amount     Percent
-----------------------------------------------------------------------------------------------

Commercial - domestic                        $126,410       37.2 %        $146,040     37.2 %
Commercial - foreign                           25,357        7.5            31,066      7.9
Commercial real estate - domestic              23,607        7.0            26,154      6.7
Commercial real estate - foreign                  366         .1               282       .1
---------------------------------------------------------------------------------------------
     Total commercial                         175,740       51.8           203,542     51.9
---------------------------------------------------------------------------------------------
Residential mortgage                           76,962       22.7            84,394     21.5
Home equity lines                              22,288        6.6            21,598      5.5
Direct/Indirect consumer                       38,513       11.4            40,457     10.3
Consumer finance                                5,352        1.6            25,800      6.6
Bankcard                                       18,040        5.3            14,094      3.6
Foreign consumer                                2,123         .6             2,308       .6
---------------------------------------------------------------------------------------------
     Total consumer                           163,278       48.2           188,651     48.1
---------------------------------------------------------------------------------------------
          Total loans and leases             $339,018      100.0 %        $392,193    100.0 %
=============================================================================================


     As part of the strategic decision to exit the subprime real estate lending business, the Corporation recorded a provision for credit losses of $395 million which, combined with an existing allowance for credit losses of $240 million, was used to write the loan portfolio down to estimated market value. As a result, charge-offs of $635 million were recorded in the subprime real estate loan portfolio. The entire subprime real estate loan portfolio of approximately $21.4 billion, which was included in consumer finance loans, was transferred from the loans and leases portfolio to loans held for sale included in other assets and is carried at the lower of cost or market value.

     The Corporation securitizes, sells and services interests in certain types of loans. During 2001, $9.2 billion of residential mortgage loans were securitized, of which $8.5 billion occurred in the third quarter of 2001.

     The table below summarizes the changes in the allowance for credit losses for the three months and nine months ended September 30, 2001 and 2000:

----------------------------------------------------------------------------------------------------------------------
                                                                       Three Months                 Nine Months
                                                                    Ended September 30           Ended September 30
                                                                 -----------------------------------------------------
(Dollars in millions)                                                2001         2000          2001          2000
----------------------------------------------------------------------------------------------------------------------

Balance, beginning of period                                          $ 6,911     $ 6,815       $ 6,838       $ 6,828
----------------------------------------------------------------------------------------------------------------------
Loans and leases charged off                                           (1,654)       (586)       (3,523)       (1,776)
Recoveries of loans and leases previously charged off                     163         151           473           451
----------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                                   (1,491)       (435)       (3,050)       (1,325)
----------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                             1,251         435         2,886         1,325
Other, net                                                                 (6)        (76)           (9)          (89)
----------------------------------------------------------------------------------------------------------------------
     Balance, September 30                                            $ 6,665     $ 6,739       $ 6,665       $ 6,739
======================================================================================================================


     The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. The remaining portfolios are reviewed on an individual loan basis.

     The following table presents the recorded investment in specific loans that were considered individually impaired in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114) at September 30, 2001 and December 31, 2000:


-----------------------------------------------------------------------
                                           September 30     December 31
(Dollars in millions)                          2001            2000
-----------------------------------------------------------------------
Commercial - domestic                        $2,630           $2,891
Commercial - foreign                            582              521
Commercial real estate - domestic               391              412
Commercial real estate - foreign                  -                2
-----------------------------------------------------------------------
     Total impaired loans                    $3,603           $3,826
=======================================================================

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

     At September 30, 2001 and December 31, 2000, nonperforming loans, including certain loans which were considered impaired, totaled $4.1 billion and $5.2 billion, respectively. Included in other assets was $1.3 billion and $124 million of loans held for sale which would have been classified as nonperforming had they been included in loans at September 30, 2001 and December 31, 2000, respectively. The decrease in nonperforming loans was primarily due to the transfer of approximately $1.2 billion of nonperforming subprime real estate loans to loans held for sale in the third quarter of 2001 as a result of the decision to exit the subprime real estate lending business and due to sales of nonperforming commercial - domestic and residential mortgage loans in 2001. Foreclosed properties amounted to $404 million and $249 million at September 30, 2001 and December 31, 2000, respectively.

Note Six - Short-Term Borrowings and Long-Term Debt

     During 2001, Bank of America Corporation issued $7.0 billion of senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2002 to 2031. Of the $7.0 billion issued, $5.9 billion was converted from fixed rates ranging from 5.65 percent to 7.54 percent to floating rates through interest rate swaps at spreads ranging from 6 basis points below to 139 basis points over three-month London InterBank Offered Rate (LIBOR). The remaining $1.1 billion bears interest at floating rates ranging primarily from 25 to 83 basis points over three-month LIBOR and 28 basis points over one-month LIBOR.

     At September 30, 2001, Bank of America Corporation had the authority to issue approximately $14.6 billion of additional corporate debt and other securities under its existing shelf registration statements. During the third quarter of 2001, Bank of America Corporation filed a $3.4 billion shelf registration statement to be used exclusively for "retail targeted" offerings of InterNotesSM in the United States.

     At September 30, 2001, Bank of America Corporation had the authority to issue 300 billion in yen-denominated notes (approximately U.S. $3 billion) under a shelf registration statement in Japan to be used exclusively for primary offerings to non-United States residents. In addition, Bank of America Corporation allocated $2 billion of a joint Euro medium-term note program to be used exclusively for secondary offerings to non-United States residents for a shelf registration statement filed in Japan. The Corporation had $420 million outstanding under these programs at September 30, 2001. At December 31, 2000, the Corporation had no notes outstanding under these programs.

     Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $2.6 billion at September 30, 2001 compared to $14.5 billion at December 31, 2000. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased, are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $5.7 billion at September 30, 2001 compared to $17.6 billion at December 31, 2000. During 2001, Bank of America, N.A. issued $428 million in senior long-term bank notes maturing in 2002 through 2006. Of the $428 million, $388 million bears interest at fixed rates ranging from 3.75 percent to 4.88 percent. The remaining $40 million bears interest at 20 basis points over three-month LIBOR.

     Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $25.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation's notes outstanding under this program totaled $6.1 billion at September 30, 2001 compared to $5.2 billion at December 31, 2000. Bank of America, N.A.'s notes outstanding under this program totaled $1.4 billion at September 30, 2001 and December 31, 2000. Of the $25.0 billion authorized at September 30, 2001, Bank of America Corporation and Bank of America, N.A. had remaining authority to issue approximately $8.9 billion and $8.5 billion, respectively. At September 30, 2001 and December 31, 2000, $1.7 billion and $2.7 billion, respectively, was outstanding under the former BankAmerica Corporation (BankAmerica) Euro medium-term note program. No additional debt securities will be offered under that program.

     At September 30, 2001, Bank of America Oregon, N.A. maintained approximately $6.0 billion in Federal Home Loan borrowings from the Home Loan Bank in Seattle, Washington. During 2001, Bank of America Oregon, N.A. accepted $463 million in Federal Home Loan Bank, Seattle advances with maturities ranging from 2004 to 2031. Of the $463 million accepted, $450 million was converted from fixed rates ranging from 5.72 percent to 5.89 percent to floating rates through interest rate swaps at a spread of 11 basis points below three-month LIBOR. The remaining $13 million bears interest at fixed rates ranging from 5.44 percent to
6.44 percent.

     During the third quarter of 2001, Bank of America Georgia, N.A. accepted $2.3 billion in advances from the Federal Home Loan Bank in Atlanta, Georgia. All of the $2.3 billion matures in 2006 and bears interest at floating rates ranging from 33 basis points below to 8 basis points below three-month LIBOR.

     Subsequent to September 30, 2001, Bank of America Corporation issued $3.0 billion of long-term senior and subordinated debt with maturities ranging from 2004 to 2026. During the same time period, Bank of America, N.A. issued $2.7 billion of bank notes with maturities ranging from 2001 to 2007.


Note Seven - Commitments and Contingencies

Credit Extension Commitments

     The Corporation enters into commitments to extend credit, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The commitments shown below have been reduced by amounts collateralized by cash and amounts participated to other financial institutions. The following table summarizes outstanding commitments to extend credit at September 30, 2001 and December 31, 2000:


-----------------------------------------------------------------------------
                                                   September 30   December 31
(Dollars in millions)                                  2001           2000
-----------------------------------------------------------------------------

Credit card commitments                                 $77,970     $72,058
Other loan commitments                                  228,387     243,124
Standby letters of credit and financial guarantees       42,469      33,420
Commercial letters of credit                              8,071       3,327

=============================================================================

When-Issued Securities

     At September 30, 2001, the Corporation had commitments to purchase and sell when-issued securities of $50.8 billion and $34.1 billion, respectively. At December 31, 2000, the Corporation had commitments to purchase and sell when-issued securities of $26.4 billion and $20.6 billion, respectively.

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

     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger between NationsBank Corporation (NationsBank) and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss. Discovery, for the most part, has been completed. Pretrial proceedings are scheduled to conclude by December 2001, and the court has ordered the parties to be ready for trial in March 2002. A former NationsBank stockholder who opted out of the federal class action has commenced an action asserting claims substantially similar to the claims related to D.E. Shaw set forth in the consolidated action. This action is now proceeding with the federal class action in the Missouri federal court, although that stockholder has requested that its case be tried separately. Similar class actions have been filed in California. Plaintiffs in one such class action, brought on behalf of California residents who owned BankAmerica stock, claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger would be one of equals. Plaintiffs in this matter have recently agreed to become included in the federal action rather than proceed in California state court. Other California state court class actions were consolidated, but not yet certified as class actions. The Missouri federal court has enjoined prosecution of those consolidated cases as a class action. The plaintiffs who were enjoined appealed to the United States Court of Appeals for the Eighth Circuit, which upheld the district court's injunction. Those plaintiffs are currently pursuing further relief with the United States Court of Appeals. The Corporation believes that the actions lack merit and will defend them vigorously. The amount of ultimate liability cannot be determined at this time.

     On July 30, 2001, the Securities and Exchange Commission issued a cease-and-desist order finding violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 promulgated thereunder, with respect to BankAmerica's accounting for, and the disclosures relating to, the D.E. Shaw relationship. The Corporation consented to the order without admitting or denying the findings. In the Matter of BankAmerica Corp.,
                                           ----------------------------------
Exch. Act Rel. No. 44613, Acctg & Audit. Enf. Rel. No. 1249, Admin. Proc. No. 3-10541.

     Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Terrorist Attacks of September 11, 2001

     The Corporation incurred certain costs and losses associated with the terrorist attacks of September 11, 2001, such as property losses and costs to re-establish business operations. Management believes that these costs and losses will not be material to the Corporation's financial position or results of operations.

Note Eight - Shareholders' Equity and Earnings Per Common Share

     During 2000, the Corporation completed its 1999 stock repurchase plan. On July 26, 2000, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion. At September 30, 2001, the remaining buyback authority for common stock under the 2000 program totaled $3.8 billion, or 31 million shares. During the nine months ended September 30, 2001, the Corporation repurchased approximately 54 million shares of its common stock in open market repurchases at an average per-share price of $56.06, which reduced shareholders' equity by $3.0 billion. During the nine months ended September 30, 2000, the Corporation repurchased approximately 50 million shares of its common stock in open market repurchases at an average per-share price of $49.18, which reduced shareholders' equity by $2.4 billion.

     In September 1999, the Corporation began selling put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. The put options give the holders the right to sell shares of the Corporation's common stock to the Corporation on certain dates at specified prices. The put option contracts allow the Corporation to determine the method of settlement, and the premiums received are reflected as a component of other shareholders' equity. At September 30, 2001, there were three million put options outstanding with exercise prices ranging from $56.36 per share to $61.84 per share which expire from October 2001 to September 2002. At December 31, 2000, there were three million put options outstanding with exercise prices ranging from $45.22 per share to $50.37 per share which expired from January 2001 to April 2001.

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

     The calculation of earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2001 and 2000 is presented below:


----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended               Nine Months Ended
(Dollars in millions, except per share information;                              September 30                     September 30
                                                                           -------------------------------------------------------
shares in thousands)                                                         2001             2000            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share
Net income                                                                    $841          $1,829          $4,734          $6,132
Preferred stock dividends                                                       (2)             (1)             (4)             (4)
-----------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                   $839          $1,828          $4,730          $6,128
-----------------------------------------------------------------------------------------------------------------------------------
Average common shares issued and outstanding                             1,599,692       1,639,392       1,603,340       1,654,013
-----------------------------------------------------------------------------------------------------------------------------------
      Earnings per common share                                              $ .52          $ 1.11          $ 2.95          $ 3.70
===================================================================================================================================
Diluted earnings per common share
Net income available to common shareholders                                   $839          $1,828          $4,730          $6,128
Preferred stock dividends                                                        2               1               4               4
-----------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders and assumed
     conversions                                                              $841          $1,829          $4,734          $6,132
-----------------------------------------------------------------------------------------------------------------------------------
Average common shares issued and outstanding                             1,599,692       1,639,392       1,603,340       1,654,013
-----------------------------------------------------------------------------------------------------------------------------------
Incremental shares from assumed conversions:
      Convertible preferred stock                                            2,633           2,914           2,705           2,944
      Stock options                                                         31,738          18,725          26,883          17,791
-----------------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                            34,371          21,639          29,588          20,735
-----------------------------------------------------------------------------------------------------------------------------------
Total diluted average common shares issued and outstanding               1,634,063       1,661,031       1,632,928       1,674,748
-----------------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per common share                                      $ .51          $ 1.10          $ 2.90          $ 3.66
===================================================================================================================================

Note Nine - Business Segment Information

     The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking, and Equity Investments. Certain operating segments have been aggregated into a single business segment.

     Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers customized asset management and credit, financial advisory, fiduciary, trust and banking services, as well as both full-service and discount brokerage services. It provides management of equity, fixed income, cash and alternative investments to individuals, corporations and a wide array of institutional clients. Global Corporate and Investment Banking provides a diversified range of financial products such as investment banking, trade finance, treasury management, capital markets, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Equity Investments includes Principal Investing which makes both direct and indirect equity investments in a wide variety of transactions. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio. Corporate Other consists primarily of the functions associated with managing the interest rate risk of the Corporation and Consumer Special Assets which includes certain consumer finance businesses being liquidated and certain residential mortgages originated by the mortgage group (not from retail branch originations).

     In the first quarter of 2001, the thirty-year mortgage portfolio was moved from Consumer and Commercial Banking to Corporate Other. In the third quarter of 2001, certain consumer finance businesses being liquidated were transferred from Consumer and Commercial Banking to Corporate Other.

     Effective January 2, 2001, the Corporation acquired the remaining 50 percent of Marsico Capital Management LLC (Marsico), which is part of the Asset Management segment, for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm specializing in large capitalization growth stocks.

     The following tables include total revenue, net income and average total assets for the three months and nine months ended September 30, 2001 and 2000 for each business segment. Certain prior period amounts have been reclassified between segments to conform to the current period presentation.





Business Segments

--------------------------------------------------------------------------------------------------------------------------------
For the three months ended September 30
                                                                             Consumer and
                                            Total Corporation          Commercial Banking /(1)/         Asset Management /(1)/
                                       -----------------------------------------------------------------------------------------
(Dollars in millions)                       2001           2000           2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------------------------------

Net interest income /(2)/                 $ 5,290        $ 4,642        $ 3,347        $ 3,124          $ 185          $ 158
Noninterest income                          3,429          3,675          2,022          1,954            424            445
-----------------------------------------------------------------------------------------------------------------------------
Total revenue                               8,719          8,317          5,369          5,078            609            603
Provision for credit losses                 1,251            435            433            211             16              -
Gains (losses) on sales of securities          97             11              2              -              -              -
Amortization of intangibles                   219            215            161            161             15              8
Other noninterest expense                   5,692          4,745          2,726          2,630            348            343
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                  1,654          2,933          2,051          2,076            230            252
Income tax expense                            813          1,104            798            815             82             97
-----------------------------------------------------------------------------------------------------------------------------
Net income                                  $ 841        $ 1,829        $ 1,253        $ 1,261          $ 148          $ 155
=============================================================================================================================
Average total assets                     $642,184       $685,017       $291,078       $281,431        $27,070        $25,224
=============================================================================================================================


For the three months ended September 30
                                           Global Corporate and
                                          Investment Banking /(1)/      Equity Investments /(1)/          Corporate Other
                                       -------------------------------------------------------------------------------------
(Dollars in millions)                       2001           2000           2001           2000           2001           2000
----------------------------------------------------------------------------------------------------------------------------

Net interest income /(2)/                $ 1,140          $ 900          $ (36)         $ (37)         $ 654          $ 497
Noninterest income                         1,068          1,075            (18)           383            (67)          (182)
----------------------------------------------------------------------------------------------------------------------------
Total revenue                              2,208          1,975            (54)           346            587            315
Provision for credit losses /(3)/            285            118              -              -            517            106
Gains (losses) on sales of securities         (9)            (8)             -              -            104             19
Amortization of intangibles                   36             34              2              3              5              9
Other noninterest expense /(3)/            1,149          1,061             39             22          1,430            689
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                   729            754            (95)           321         (1,261)          (470)
Income tax expense                           253            238            (37)           124           (283)          (170)
----------------------------------------------------------------------------------------------------------------------------
Net income                                 $ 476          $ 516          $ (58)         $ 197         $ (978)        $ (300)
============================================================================================================================
Average total assets                    $227,300       $234,202        $ 6,435        $ 5,522        $90,301       $138,638
============================================================================================================================

(1)  There were no material intersegment revenues among the segments.
(2)  Net interest income is presented on a taxable-equivalent basis.
(3) Corporate Other includes exit charges consisting of provision for credit losses of $395 million and noninterest expense of $1,305 million related to the exit of certain consumer finance businesses in the third quarter of 2001 and restructuring charges of $550 million in the third quarter of 2000.

Business Segments

---------------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30
                                                                          Consummer and
                                            Total Corporation         Commercial Banking/(1)/        Asset Management/(1)/
                                      -------------------------------------------------------------------------------------
(Dollars in millions)                      2001           2000           2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------------------------

Net interest income/(2)/                $ 15,128       $ 13,913        $ 9,702        $ 9,264          $ 525          $ 477
Noninterest income/(3)/                   10,950         11,254          5,973          5,452          1,317          1,355
----------------------------------------------------------------------------------------------------------------------------
Total revenue                             26,078         25,167         15,675         14,716          1,842          1,832
Provision for credit losses                2,886          1,325          1,230            786             87              9
Gains (losses) on sales of securities         82             23              3              -              -              -
Amortization of intangibles                  665            650            483            488             43             23
Other noninterest expense                 14,721         13,346          8,055          7,860          1,101          1,043
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 7,888          9,869          5,910          5,582            611            757
Income tax expense                         3,154          3,737          2,309          2,188            222            290
----------------------------------------------------------------------------------------------------------------------------
Net income                               $ 4,734        $ 6,132        $ 3,601        $ 3,394          $ 389          $ 467
============================================================================================================================
Average total assets                    $648,789       $669,598       $288,174       $281,840        $26,839        $24,245
============================================================================================================================


For the nine months ended September 30
                                          Global Corporate and
                                         Investment Banking/(1)/       Equity Investments/(1)/           Corporate Other
                                      -------------------------------------------------------------------------------------
(Dollars in millions)                      2001           2000           2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------------------------

Net interest income/(2)/               $  3,257       $  2,694        $  (112)       $   (98)       $ 1,756       $  1,576
Noninterest income/(3)/                   3,659          3,593            239          1,053           (238)          (199)
---------------------------------------------------------------------------------------------------------------------------
Total revenue                             6,916          6,287            127            955          1,518          1,377
Provision for credit losses/(4)/            780            270              -              3            789            257
Gains (losses) on sales of securities       (30)            (6)             -              -            109             29
Amortization of intangibles                 109            104              8              8             22             27
Other noninterest expense/(4)/            3,730          3,387            128             73          1,707            983
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                2,267          2,520             (9)           871           (891)           139
Income tax expense                          800            850             (7)           337           (170)            72
---------------------------------------------------------------------------------------------------------------------------
Net income                             $  1,467       $  1,670        $    (2)       $   534        $  (721)      $     67
===========================================================================================================================
Average total assets                   $231,364       $226,436        $ 6,562        $ 5,129        $95,850       $131,948
===========================================================================================================================

(1)  There were no material intersegment revenues among the segments.
(2)  Net interest income is presented on a taxable-equivalent basis.
(3) Noninterest income included the $83 million SFAS 133 transition adjustment net loss which was recorded in trading account profits. The components of the transition adjustment by segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.
(4) Corporate Other includes exit charges consisting of provision for credit losses of $395 million and noninterest expense of $1,305 million related to the exit of certain consumer finance businesses in the third quarter of 2001 and restructuring charges of $550 million in the third quarter of 2000.

     A reconciliation of the segments' net income (excluding Corporate Other) to consolidated net income follows:



-----------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended            Nine Months Ended
                                                                   September 30                   September 30
                                                            -----------------------------------------------------
(Dollars in millions)                                           2001         2000            2001           2000
-----------------------------------------------------------------------------------------------------------------
Segments' net income                                         $1,819        $2,129          $5,455         $6,065
Adjustments, net of taxes:
Earnings associated with unassigned capital                      56            63 -           212            167
Consumer Special Assets activity                                156           (33)            375            246
SFAS 133 transition adjustment loss                               -             -             (68)             -
Provision for credit losses in excess of net charge-offs          -             -             (49)             -
Gains on sales of securities                                     67            12              71             18
Exit charges                                                 (1,250)            -          (1,250)             -
Restructuring charges                                             -          (346)              -           (346)
Other                                                            (7)            4             (12)           (18)
-----------------------------------------------------------------------------------------------------------------
    Consolidated net income                                    $841        $1,829          $4,734         $6,132
=================================================================================================================

================================================================================
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
================================================================================

     This report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of Bank of America Corporation (the Corporation). This could cause results or performance to differ materially from those expressed in our forward- looking statements. Words such as "expects", "anticipates", "believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation's 2000 Annual Report on Form 10-K. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

     The possible events or factors include the following: the Corporation's loan growth is dependent on general economic conditions, as well as various discretionary factors, such as decisions to securitize, sell, or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The level of nonperforming assets, charge-offs and provision expense can be affected by local, regional and international economic and market conditions, including the impact of the events of September 11, 2001 and the energy crisis, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: projected business increases following process changes and productivity and investment initiatives are lower than expected or do not pay for severance or other related costs as quickly as anticipated; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the Internet; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates, including the impact of the events of September 11, 2001 and the energy crisis; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation; and management's ability to manage these and other risks.

Overview

     The Corporation is a Delaware corporation, a bank holding company and a financial holding company, and is headquartered in Charlotte, North Carolina. The Corporation operates in 21 states and the District of Columbia and has offices located in 38 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. At September 30, 2001, the Corporation had $640 billion in assets and approximately 144,000 full-time equivalent employees.

     The remainder of management's discussion and analysis of the Corporation's results of operations and financial position should be read in conjunction with the consolidated financial statements and related notes presented on pages 6 through 19.

     Refer to Table One for selected financial data for the three months and nine months ended September 30, 2001 and 2000 and Table Seventeen for the three most recent quarters.

Key performance highlights for the nine months ended September 30, 2001 compared to the same period in 2000:

 .    Net income totaled $4.7 billion, or $2.90 per common share (diluted), compared to $6.1 billion, or $3.66 per common share (diluted). The return on average common shareholders' equity was 13.03 percent.

 .    Operating earnings, which excluded charges related to the Corporation's strategic decision to exit certain consumer finance businesses in the third quarter of 2001 and related to restructuring in the third quarter of 2000, totaled $6.0 billion, or $3.66 per common share (diluted), compared to $6.5 billion, or $3.87 per common share (diluted). Excluding exit charges, the return on average common shareholders' equity was 16.48 percent. Shareholder value added (SVA), excluding exit and restructuring charges, declined $623 million to $2.3 billion.

 .    Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. Total revenue was $26.1 billion, an increase of $911 million.

     - Net interest income increased $1.2 billion to $15.1 billion. The increase was primarily due to changes in interest rates and investment portfolio repositioning, an increased trading-related contribution, higher deposit and equity levels and a favorable shift in loan mix. These factors were partially offset by the impact of the money market deposit pricing initiative and deterioration in auto lease residual values. Average managed loans and leases were $396.4 billion, a $3.5 billion increase, primarily due to a seven percent increase in consumer loans and leases, partially offset by a five percent decrease in commercial loans and leases. Average customer-based deposits grew to $303.3 billion, a $12.0 billion increase. The net interest yield was 3.59 percent, a 39 basis point increase. The increase in the net interest yield was primarily due to the effect of changes in interest rates and investment portfolio repositioning.

     - Noninterest income was $11.0 billion, a $304 million decrease. Increases in service charges, card income, investment and brokerage services and mortgage banking income were offset by a sharp decline in equity investment gains as well as declines in trading account profits and investment banking income. Consumer and Commercial Banking experienced a $241 million, or nine percent, increase in service charges driven by higher business volumes. A $158 million, or 10 percent, increase in card income was primarily due to new account growth in both credit and debit card and increased purchase volume on existing accounts. Revenue in the mortgage banking business increased 45 percent primarily reflecting higher origination activity and servicing levels, increased gains from higher loan sales to the secondary market and favorable mortgage banking asset hedge results, partially offset by increased paydowns as a result of the declining rate environment. Income from investment and brokerage services increased in the Asset Management segment largely due to new asset management business and the completed acquisition of Marsico Capital Management LLC (Marsico), partially offset by lower broker activity due to decreased trade volume as a result of significant market decline. The noninterest income component of trading-related revenue within Global Corporate and Investment Banking increased $52 million, as increased revenues from trading-related activities in fixed income, interest rate contracts and commodities offset a decrease in equities and equity derivatives trading. Investment banking income decreased $40 million, as strong growth in fixed income origination was offset by weaker demand for syndications, equity underwriting and advisory services. Equity Investments had equity investment gains of $283 million, reflecting a decrease of $756 million.

 .    On August 15, 2001, the Corporation announced that it was exiting its auto leasing and subprime real estate lending businesses. As a result of exiting these consumer finance businesses, the Corporation recorded pre-tax charges of $1.7 billion ($1.3 billion after-tax), consisting of provision for credit losses of $395 million and business exit costs, the noninterest expense component, of $1.3 billion.

 .    Including the exit charge, the provision for credit losses was $2.9 billion. Excluding the exit charge, the provision for credit losses was $2.5 billion, an increase of $1.2 billion from the same period in 2000. Excluding exit-related charge-offs of $635 million, net charge-offs were $2.4 billion, or 0.86 percent of average loans and leases, an increase of 41 basis points from the same period in 2000. This increase in net charge-offs of $1.1 billion from the comparable period in 2000 was primarily due to credit quality deterioration in the commercial - domestic portfolio and an increase in bankcard charge-offs.

 .    Nonperforming assets were $4.5 billion, or 1.33 percent of loans, leases and foreclosed properties at September 30, 2001, a $934 million, or six basis point decrease from December 31, 2000. The decrease was primarily a result of the transfer of $1.2 billion in nonperforming subprime real estate loans to loans held for sale as well as loan sales, partially offset by increases in the commercial - domestic loan portfolio that resulted from credit deterioration as companies were affected by the weakening economic environment. The allowance for credit losses totaled $6.7 billion or 1.97 percent of total loans and leases at September 30, 2001, a 23 basis point improvement from 1.74 percent of total loans and leases at December 31, 2000.

 .    Noninterest expense excluding business exit costs and restructuring charges was $14.1 billion, a $635 million increase, primarily driven by higher marketing, professional fees and personnel expenses as well as costs associated with various international activities. The Corporation incurred certain costs and losses associated with the terrorist attacks of September 11, 2001, such as property losses and costs to re-establish business operations. Management believes that these costs and losses will not be material to the Corporation's financial position or results of operations.

Table One
Selected Financial Data



----------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                     Nine Months Ended
                                                                    September 30                           September 30
                                                       ---------------------------------------------------------------------------
(Dollars in millions, except per share information)            2001               2000               2001                2000
----------------------------------------------------------------------------------------------------------------------------------

Operating Basis /(1)/
---------------------
Income statement
Net interest income                                      $       5,204      $       4,563      $      14,873       $     13,685
Net interest income (taxable-equivalent basis)                   5,290              4,642             15,128             13,913
Noninterest income                                               3,429              3,675             10,950             11,254
Total revenue                                                    8,633              8,238             25,823             24,939
Total revenue (taxable-equivalent basis)                         8,719              8,317             26,078             25,167
Provision for credit losses                                        856                435              2,491              1,325
Gains on sales of securities                                        97                 11                 82                 23
Other noninterest expense                                        4,606              4,410             14,081             13,446
Income before income taxes                                       3,268              3,404              9,333             10,191
Income tax expense                                               1,177              1,229              3,349              3,713
Net income                                                       2,091              2,175              5,984              6,478
Average diluted common shares issued and
    outstanding (in thousands)                               1,634,063          1,661,031          1,632,928          1,674,748
----------------------------------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                          1.29  %            1.26  %            1.23  %            1.29  %
Return on average common shareholders' equity                    16.87              18.15              16.48              18.45
Efficiency ratio                                                 52.82              53.01              53.99              53.42
Net interest yield                                                3.78               3.10               3.59               3.20
Shareholder value added                                  $         824      $         953      $       2,293       $      2,916
----------------------------------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                 $        1.31      $        1.33      $        3.73       $       3.91
Diluted earnings                                                  1.28               1.31               3.66               3.87
----------------------------------------------------------------------------------------------------------------------------------
Cash basis financial data /(2)/
Earnings                                                 $       2,310      $       2,390      $       6,649       $      7,128
Earnings per common share                                         1.44               1.46               4.14               4.31
Diluted earnings per common share                                 1.41               1.44               4.07               4.26
Return on average assets                                          1.43  %            1.39  %            1.37  %            1.42  %
Return on average common shareholders' equity                    18.64              19.94              18.31              20.30
Efficiency ratio                                                 50.32              50.43              51.44              50.84
===================================================================================================================================

As Reported
-----------
Income statement
Net interest income                                      $       5,204      $       4,563      $      14,873       $     13,685
Noninterest income                                               3,429              3,675             10,950             11,254
Total revenue                                                    8,633              8,238             25,823             24,939
Provision for credit losses                                      1,251                435              2,886              1,325
Gains on sales of securities                                        97                 11                 82                 23
Business exit costs                                              1,305                  -              1,305                  -
Restructuring charges                                                -                550                  -                550
Other noninterest expense                                        4,606              4,410             14,081             13,446
Income before income taxes                                       1,568              2,854              7,633              9,641
Income tax expense                                                 727              1,025              2,899              3,509
Net income                                                         841              1,829              4,734              6,132
----------------------------------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                           .52  %            1.06  %             .98  %            1.22  %
Return on average common shareholders' equity                     6.78              15.25              13.03              17.46
Total equity to total assets (period-end)                         7.83               6.98               7.83               6.98
Total average equity to total average assets                      7.66               6.97               7.49               7.01
Dividend payout ratio                                           106.49              44.83              56.88              40.38
----------------------------------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                 $         .52      $        1.11      $        2.95       $       3.70
Diluted earnings                                                   .51               1.10               2.90               3.66
Cash dividends paid                                                .56                .50               1.68               1.50
Book value                                                       31.66              28.69              31.66              28.69
----------------------------------------------------------------------------------------------------------------------------------
Cash basis financial data /(2)/
Earnings                                                 $       1,060      $       2,044      $       5,399       $      6,782
Earnings per common share                                          .66               1.25               3.37               4.10
Diluted earnings per common share                                  .65               1.23               3.31               4.05
Return on average assets                                           .65  %            1.18  %            1.11  %            1.35  %
Return on average common shareholders' equity                     8.55              17.01              14.87              19.31
==================================================================================================================================
Balance sheet (period-end)
Total loans and leases                                   $     339,018      $     402,592      $     339,018       $    402,592
Total assets                                                   640,105            671,725            640,105            671,725
Total deposits                                                 359,870            353,988            359,870            353,988
Long-term debt                                                  61,213             69,412             61,213             69,412
Trust preferred securities                                       4,955              4,955              4,955              4,955
Common shareholders' equity                                     50,084             46,785             50,084             46,785
Total shareholders' equity                                      50,151             46,859             50,151             46,859
----------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (period-end)
Tier 1 capital                                                    7.95  %            7.32  %            7.95  %            7.32  %
Total capital                                                    12.12              10.80              12.12              10.80
Leverage ratio                                                    6.59               6.06               6.59               6.06
----------------------------------------------------------------------------------------------------------------------------------
Market price per share of common stock
 Closing                                                 $       58.40      $       52.38      $       58.40       $      52.38
 High                                                            65.54              57.63              65.54              61.00
 Low                                                             50.25              43.63              45.00              42.31
==================================================================================================================================

(1) Operating basis excludes provision for credit losses of $395 million and noninterest expense of $1,305 million related to the exit of certain consumer finance businesses in the third quarter of 2001 and restructuring charges of $550 million in the third quarter of 2000.
(2) Cash basis calculations exclude goodwill and other intangible amortization expense.

Business Segment Operations

     The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment. In the first quarter of 2001, the thirty-year mortgage portfolio was moved from Consumer and Commercial Banking to the Corporate Other segment. In the third quarter of 2001, certain consumer finance businesses being liquidated were transferred from Consumer and Commercial Banking to Corporate Other.

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

     See Note Nine of the consolidated financial statements for additional business segment information and a reconciliation to consolidated amounts. Additional information on noninterest income can be found in the "Noninterest Income" section beginning on page 40. Certain prior period amounts have been reclassified between segments and their components (presented after Table Two) to conform to the current period presentation.




Table Two
Business Segment Summary

--------------------------------------------------------------------------------------------------------------------------------
For the three months ended September 30

                                Consumer and                                       Global Corporate and
                              Commercial Banking (1)       Asset Management (1)    Investment Banking (1)  Equity Investments (1)
                            ------------------------------------------------------------------------------------------------------
(Dollars in millions)             2001          2000         2001          2000        2001         2000        2001         2000
----------------------------------------------------------------------------------------------------------------------------------

Net interest income (2)         $ 3,347       $ 3,124        $ 185        $ 158      $ 1,140        $ 900       $ (36)      $ (37)
Noninterest income                2,022         1,954          424          445        1,068        1,075         (18)        383
----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                   5,369         5,078          609          603        2,208        1,975         (54)        346
Net income                        1,253         1,261          148          155          476          516         (58)        197
Cash basis earnings               1,414         1,422          163          163          512          550         (56)        200
Shareholder value added             828           831           96          113          169          151        (128)        141
Net interest yield                 6.61 %        6.43 %       2.85 %       2.58 %       2.38 %       1.82 %       n/m         n/m
Return on average equity           25.7          25.6         26.8         37.4         16.6         15.5        (9.4) %     40.1 %
Cash basis return on equity        29.0          28.9         29.4         39.2         17.9         16.5        (8.9)       40.6
Efficiency ratio                   53.8          55.0         59.5         58.2         53.7         55.4         n/m         7.0
Cash basis efficiency ratio        50.8          51.8         57.2         57.0         52.0         53.7         n/m         6.3
Average:
    Total loans and leases    $ 182,792     $ 175,608     $ 24,631     $ 23,221     $ 76,643     $ 97,298       $ 468       $ 450
    Total deposits              266,351       256,725       11,837       11,444       68,472       71,861           -          18
    Total assets                291,078       281,431       27,070       25,224      227,300      234,202       6,435       5,522
----------------------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30


                                Consumer and                                       Global Corporate and
                              Commercial Banking (1)       Asset Management (1)    Investment Banking (1)  Equity Investments (1)
                            -----------------------------------------------------------------------------------------------------
(Dollars in millions)           2001           2000         2001          2000        2001         2000        2001         2000
---------------------------------------------------------------------------------------------------------------------------------

Net interest income (2)       $ 9,702         $ 9,264         $ 525        $ 477    $ 3,257    $ 2,694     $ (112)     $ (98)
Noninterest income (3)          5,973           5,452         1,317        1,355      3,659      3,593        239      1,053
-----------------------------------------------------------------------------------------------------------------------------
  Total revenue                15,675          14,716         1,842        1,832      6,916      6,287        127        955
Net income                      3,601           3,394           389          467      1,467      1,670         (2)       534
Cash basis earnings             4,084           3,882           432          490      1,576      1,774          6        542
Shareholder value added         2,348           2,099           234          341        521        595       (206)       377
Net interest yield               6.45  %         6.55  %       2.75  %      2.73 %     2.25 %     1.91 %      n/m        n/m
Return on average equity         24.9            22.8          23.5         37.7       16.7       17.0       (0.1) %    38.8 %
Cash basis return on equity      28.2            26.1          26.1         39.6       17.9       18.1        0.4       39.4
Efficiency ratio                 54.5            56.7          62.1         58.2       55.5       55.5      106.7        8.5
Cash basis efficiency ratio      51.4            53.4          59.8         57.0       53.9       53.9      100.5        7.7
Average:
    Total loans and leases  $ 181,567       $ 172,737      $ 24,328     $ 22,302   $ 84,336   $ 94,260      $ 487      $ 428
    Total deposits            263,618         256,456        11,883       11,343     67,288     68,390         17         13
    Total assets              288,174         281,840        26,839       24,245    231,364    226,436      6,562      5,129
-----------------------------------------------------------------------------------------------------------------------------

n/m = not meaningful
(1)  There were no material intersegment revenues among the segments.
(2)  Net interest income is presented on a taxable-equivalent basis.
(3) Noninterest income included the $83 million SFAS 133 transition adjustment net loss which was included in trading account profits. The components of the transition adjustment by business segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other (not included in the table above).

Consumer and Commercial Banking

     Consumer and Commercial Banking provides a wide array of products and services to individuals, small businesses and middle market companies through multiple delivery channels.

     The results for the nine months ended September 30, 2001 reflect the Corporation's continued focus on Card Services as a growth area as end of period managed consumer card outstandings increased 21 percent, merchant processing volume increased 15 percent and total card services purchase volume increased 10 percent compared to the same period in 2000.

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



                                                    Consumer and Commercial Banking
                                   ------------------------------------------------------------
                                      Three Months Ended                  Nine Months Ended
                                         September 30                       September 30
                                   ------------------------------------------------------------
(Dollars in millions)                 2001            2000             2001           2000
-----------------------------------------------------------------------------------------------
Net interest income                 $ 3,347         $ 3,124           $ 9,702        $ 9,264
Noninterest income                    2,022           1,954             5,973          5,452
-----------------------------------------------------------------------------------------------
   Total revenue                      5,369           5,078            15,675         14,716
Cash basis earnings                   1,414           1,422             4,084          3,882
Shareholder value added                 828             831             2,348          2,099
Cash basis efficiency ratio            50.8  %         51.8  %           51.4  %        53.4 %
================================================================================================


 .    Total revenue increased $959 million, or seven percent, for the nine months ended September 30, 2001 compared to the same period in 2000.

     - Net interest income increased $438 million, or five percent, as a favorable shift in loan mix and overall loan and deposit growth were partially offset by the impact of the money market deposit pricing initiative as the Corporation offered more competitive money market savings rates.

     - Noninterest income increased $521 million, or 10 percent, driven by a 10 percent increase in card income, a nine percent increase in service charges and improved mortgage banking results.

 .    Cash basis earnings for the nine months ended September 30, 2001 rose $202 million, or five percent, due to the increases in net interest income and noninterest income discussed above, partially offset by an increase in the provision for credit losses and a two percent increase in noninterest expense.

     - The provision for credit losses increased $444 million, or 56 percent, reflecting higher charge-offs in the commercial - domestic and bankcard loan portfolios.

 .    Shareholder value added increased $249 million over the prior year as a result of the increase in cash basis earnings, driven by higher net interest income and fee revenue.

     The major components of Consumer and Commercial Banking are Banking Regions, Consumer Products and Commercial Banking.

Banking Regions

     Banking Regions serves consumer households in 21 states and the District of Columbia and overseas through its network of approximately 4,300 banking centers, 13,000 ATMs, telephone and Internet channels on www.bankofamerica.com. Banking Regions provides a wide array of products and services, including deposit products such as checking, money market savings accounts, time deposits and IRAs, debit card products and credit products such as home equity, mortgage and personal auto loans. Banking Regions also includes small business banking providing treasury management, credit services, community investment, check card, e-commerce and brokerage services to over two million small business relationships across the franchise.




                                                           Banking Regions
                                   ------------------------------------------------------------
                                     Three Months Ended                    Nine Months Ended
                                        September 30                         September 30
                                   ------------------------------------------------------------
(Dollars in millions)                 2001            2000             2001               2000
-----------------------------------------------------------------------------------------------

Net interest income                $ 2,149         $ 2,140           $ 6,266            $ 6,297
Noninterest income                   1,009             913             2,908              2,615
-----------------------------------------------------------------------------------------------
   Total revenue                     3,158           3,053             9,174              8,912
Cash basis earnings                    827             811             2,338              2,251
Shareholder value added                489             472             1,333              1,225
Cash basis efficiency ratio           56.9  %         56.3  %           58.0  %            58.3%
================================================================================================

 .    Total revenue for the nine months ended September 30, 2001 increased $262 million, or three percent, as a rise in noninterest income was partially offset by a slight decrease in net interest income.

     - Loan growth, primarily in residential mortgages and home equity lending, and deposit growth had a positive effect on net interest income but were offset by the impact of the money market deposit pricing initiative.

     - Noninterest income increased $293 million, or 11 percent, primarily due to an increase in consumer service charges of $148 million, or eight percent, (throughout all Banking Regions) and an $89 million, or 24 percent, increase in debit card income, driven by a higher number of active debit cards and increases in transactions and purchase volume.

 .    Cash basis earnings increased $87 million, or four percent, for the nine months ended September 30, 2001, primarily attributable to the increase in revenue discussed above offset by a slight increase in noninterest expense.

 .    Shareholder value added rose $108 million as a result of the increase in cash basis earnings.

Consumer Products

     Consumer Products provides specialized services such as the origination and servicing of residential mortgage loans, issuance and servicing of credit cards, direct banking via telephone and Internet, lending and investing to develop low- and moderate-income communities, student lending and certain insurance services. Consumer Products also provides retail finance and floorplan programs to marine, RV and auto dealerships.


                                                           Consumer Products
                                   ------------------------------------------------------------
                                       Three Months Ended            Nine Months Ended
                                           September 30                September 30
                                   ------------------------------------------------------------
(Dollars in millions)                 2001            2000           2001            2000
-----------------------------------------------------------------------------------------------

Net interest income                 $ 560           $ 348           $ 1,512           $ 986
Noninterest income                    758             773             2,311           2,092
----------------------------------------------------------------------------------------------
   Total revenue                    1,318           1,121             3,823           3,078
Cash basis earnings                   344             328             1,036             780
Shareholder value added               234             222               712             457
Cash basis efficiency ratio          40.1  %         43.4  %           40.9  %         47.1 %
===============================================================================================

 .    Total revenue increased $745 million, or 24 percent, due to increases in both net interest income and noninterest income.

     - Net interest income increased $526 million, or 53 percent, due primarily to an increase in bankcard receivables.

     - Noninterest income increased $219 million, or 10 percent, primarily due to improved mortgage banking results and increased credit card income. Mortgage banking results have increased due to higher origination activity and servicing levels, increased gains from higher loan sales to the secondary market and the net mark-to-market adjustments related to the mortgage banking assets and related hedging instruments. These increases were partially offset by increased paydowns as a result of the declining rate environment. Credit card income grew $64 million, or five percent, due to new consumer card account growth and an increase in purchase volume.

 .    The $256 million, or 33 percent, increase in cash basis earnings for the nine months ended September 30, 2001 was due to the increases in net interest income and noninterest income discussed above. These increases were partially offset by a rise in the provision for credit losses and higher expenses, primarily driven by higher card marketing.

     - The provision for credit losses increased 47 percent to $633 million primarily due to higher net charge-offs in the bankcard loan portfolio. The increase in bankcard charge-offs was driven by portfolio growth and an increase in personal bankruptcy filings.

 .    Shareholder value added increased $255 million due to the increase in cash basis earnings.

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




                                                           Commercial Banking
                                   --------------------------------------------------------------
                                       Three Months Ended                Nine Months Ended
                                            September 30                    September 30
                                   --------------------------------------------------------------
 (Dollars in millions)                 2001            2000             2001            2000
-------------------------------------------------------------------------------------------------

Net interest income                  $ 638           $ 636           $ 1,924         $ 1,981
Noninterest income                     255             268               754             745
-------------------------------------------------------------------------------------------------
   Total revenue                       893             904             2,678           2,726
Cash basis earnings                    243             283               710             851
Shareholder value added                105             137               303             417
Cash basis efficiency ratio           44.9  %         47.0  %           43.7  %         44.4 %
=================================================================================================


 .    Noninterest income increased one percent and was offset by a three percent decrease in net interest income. Total revenue for the nine months ended September 30, 2001 decreased two percent.

     - The $9 million increase in noninterest income was primarily attributable to higher corporate service charges as customers opted to pay service charges rather than carry excess deposit balances in the lower rate environment, offset by the liquidation of certain commercial finance businesses.

     - Net interest income decreased $57 million, primarily due to a reduction in commercial loans and the liquidation of certain commercial finance businesses.

 .    Lower noninterest expense was more than offset by lower revenue and an increase in the provision for credit losses resulting in a $141 million, or 17 percent, decline in cash basis earnings for the nine months ended September 30, 2001.

     - Noninterest expense decreased $41 million, or three percent, to $1.2 billion, primarily due to lower personnel expense and the liquidation of certain commercial finance businesses.

     - The provision for credit losses increased $226 million to $392 million as a result of credit deterioration in the commercial loan portfolio.

 .    Shareholder value added decreased $114 million as the decline in cash basis earnings was partially offset by a lower charge for the use of capital.

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

     The Corporation's strategy is to focus on and grow the asset management business. Recent initiatives include the addition of two new investment platforms which broaden the Corporation's capabilities to maximize market opportunity for its clients. The Corporation continues to enhance the financial planning tools used to assist clients with their financial goals. Assets under management rose $5 billion to $280 billion at September 30, 2001 compared to September 30, 2000. Assets of the Nations Funds family of mutual funds reached $125 billion at September 30, 2001 compared to $98 billion one year ago.

     Effective January 2, 2001, the Corporation acquired the remaining 50 percent of Marsico for a total investment of $1.1 billion. The Corporation acquired the first 50 percent in 1999. Marsico is a Denver-based investment management firm specializing in large capitalization growth stocks.




                                                            Asset Management
                                   --------------------------------------------------------------
                                      Three Months Ended                 Nine Months Ended
                                         September 30                      September 30
                                   --------------------------------------------------------------
(Dollars in millions)                 2001            2000             2001               2000
-------------------------------------------------------------------------------------------------

Net interest income                 $ 185           $ 158             $ 525              $ 477
Noninterest income                    424             445             1,317              1,355
-------------------------------------------------------------------------------------------------
   Total revenue                      609             603             1,842              1,832
Cash basis earnings                   163             163               432                490
Shareholder value added                96             113               234                341
Cash basis efficiency ratio          57.2  %         57.0  %           59.8  %            57.0 %
=================================================================================================

 .    Total revenue increased $10 million, or one percent, for the nine months ended September 30, 2001, due largely to an increase in net interest income, partially offset by a decline in noninterest income.

     - Net interest income increased $48 million, or 10 percent, due to growth in the commercial and residential mortgage loan portfolios.

     - Noninterest income decreased $38 million, or three percent, as an increase in investment and brokerage services income was offset by a decline in trading account profits. The increase in investment and brokerage services income was due to new asset management business and the completed acquisition of Marsico, partially offset by lower broker activity due to decreased trade volume as the result of significant market decline.

 .    Cash basis earnings decreased $58 million, or 12 percent, for the nine months ended September 30, 2001, as modest revenue growth was offset by a $78 million increase in provision expense largely related to one loan that was charged off in the second quarter of 2001 and increased noninterest expense.

     - Noninterest expense increased $78 million, or seven percent, reflecting investments in new private banking offices, the acquisition of Marsico, and in personnel supporting the revenue growth initiatives, partially offset by one-time business divestiture expenditures in 2000.

 .    Shareholder value added declined $107 million due to the decline in cash basis earnings and the increased capital associated with building the business.

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




                                                           Global Corporate and
                                                            Investment Banking
                                   ------------------------------------------------------------
                                       Three Months Ended                Nine Months Ended
                                          September 30                    September 30
                                   ------------------------------------------------------------
(Dollars in millions)                 2001            2000             2001          2000
-----------------------------------------------------------------------------------------------

Net interest income                 $ 1,140           $ 900           $ 3,257       $ 2,694
Noninterest income                    1,068           1,075             3,659         3,593
-----------------------------------------------------------------------------------------------
   Total revenue                      2,208           1,975             6,916         6,287
Cash basis earnings                     512             550             1,576         1,774
Shareholder value added                 169             151               521           595
Cash basis efficiency ratio            52.0  %         53.7  %           53.9  %       53.9 %
===============================================================================================

 .    For the nine months ended September 30, 2001, total revenue increased $629 million, or 10 percent, primarily due to 21 percent, or $469 million, growth in trading-related revenue.

     - Net interest income increased $563 million, or 21 percent, as a result of higher trading-related activities and lower funding costs, partially offset by lower commercial loan levels.

     - Noninterest income increased $66 million, or two percent, as increases in investment and brokerage services, corporate service charges and trading account profits were partially offset by declines in other income, equity investment gains and investment banking income.

 .    Cash basis earnings decreased $198 million, or 11 percent, for the nine months ended September 30, 2001 as revenue growth was more than offset by higher credit-related costs and noninterest expense.

     - The provision for credit losses increased $510 million to $780 million due to credit quality deterioration in the commercial - domestic loan portfolio of Global Credit Products.

     - A $348 million, or 10 percent, increase in noninterest expense was primarily due to higher personnel expense, costs associated with various international activities and the build-out of the investment banking platform.

 .    Shareholder value added declined $74 million as a result of higher credit costs, partially offset by lower capital due to reductions in loan levels.

     Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through three components: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking

     Global Investment Banking includes the Corporation's investment banking activities and risk management products. Through a separate subsidiary, Banc of America Securities LLC, Global Investment Banking underwrites and makes markets in equity securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers, traditional brokerage services to high-net-worth individuals and prime- brokerage services. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services, private placements and equity derivatives are also provided through Banc of America Securities LLC.

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



                                                              Global Investment Banking
                                   ------------------------------------------------------------------
                                          Three Months Ended                Nine Months Ended
                                            September 30                    September 30
                                   ------------------------------------------------------------------
(Dollars in millions)                    2001            2000             2001               2000
-----------------------------------------------------------------------------------------------------

Net interest income                      $ 420           $ 261           $ 1,177              $ 758
Noninterest income                         642             714             2,533              2,501
-----------------------------------------------------------------------------------------------------
   Total revenue                         1,062             975             3,710              3,259
Cash basis earnings                        209             215               766                731
Shareholder value added                     98             110               450                424
Cash basis efficiency ratio               69.7  %         67.8  %           67.8  %            66.7 %
=====================================================================================================

 .    Total revenue grew $451 million, or 14 percent, for the nine months ended
     September 30, 2001 primarily due to higher trading-related revenue.

     - Net interest income grew $419 million, or 55 percent, as a result of higher trading-related activities.

     - Higher investment and brokerage services income, trading account profits and service charges offset declines in equity investment gains and investment banking income, resulting in noninterest income growth of one percent. Three percent, or $52 million, growth in trading account profits was driven by increases in commodities and other contracts, foreign exchange, fixed income and interest rate contract categories, offset by a decline in equities and equity derivatives contracts. Investment banking income decreased $40 million as strong fixed income originations were offset by weaker demand in syndications, equity underwriting and advisory services.

 .    Cash basis earnings increased $35 million, or five percent, for the nine months ended September 30, 2001, as revenue growth was partially offset by an increase in noninterest expense.

     - The $346 million, or 16 percent, increase in noninterest expense was primarily due to higher personnel expense, costs associated with international activities and the build-out of the investment banking platform.

 .    Shareholder value added increased six percent, or $26 million, due to higher cash basis earnings.

Global Credit Products

      Global Credit Products provides credit and lending services and includes the corporate industry-focused portfolio, leasing and project finance.


                                                   Global Credit Products
                             ------------------------------------------------------------------
                                   Three Months Ended                Nine Months Ended
                                      September 30                    September 30
                             ------------------------------------------------------------------
(Dollars in millions)              2001            2000             2001               2000
-----------------------------------------------------------------------------------------------

Net interest income                $ 537           $ 485           $ 1,576            $ 1,495
Noninterest income                   209             172               509                519
-----------------------------------------------------------------------------------------------
   Total revenue                     746             657             2,085              2,014
Cash basis earnings                  208             268               580                855
Shareholder value added               (8)            (11)             (109)                29
Cash basis efficiency ratio         20.6  %         21.2  %           21.5  %            22.1 %
===============================================================================================


 .    Total revenue increased three percent for the nine months ended September
     30, 2001.

     - Net interest income increased $81 million, or five percent, compared to the prior year as lower funding costs offset the impact of lower commercial loan levels.

     - Noninterest income declined $10 million, or two percent, primarily due to lower gains in the leasing portfolio.

 .    Cash basis earnings declined $275 million, or 32 percent, primarily due to a $497 million increase in the provision for credit losses driven by credit quality deterioration in the commercial - domestic loan portfolio.

 .    Shareholder value added decreased $138 million as a result of the increase in the provision for credit losses which was partially offset by lower capital, reflecting the continued efforts to reduce corporate loan levels and exit less profitable relationships.

Global Treasury Services

     Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and public and private companies of all sizes manage their operations and cash flows on a local, regional, national and global level.




                                                   Global Treasury Services
                             ------------------------------------------------------------
                                   Three Months Ended                 Nine Months Ended
                                      September 30                      September 30
                             ------------------------------------------------------------
(Dollars in millions)               2001            2000          2001            2000
-----------------------------------------------------------------------------------------

Net interest income                $ 183           $ 154          $ 504           $ 441
Noninterest income                   217             189            617             573
-----------------------------------------------------------------------------------------
   Total revenue                     400             343          1,121           1,014
Cash basis earnings                   95              67            230             188
Shareholder value added               79              52            180             142
Cash basis efficiency ratio         63.8  %         75.8  %        68.2  %         76.0 %
=========================================================================================

 .    Revenue increased $107 million, or 11 percent, with increases in both net interest income and noninterest income for the nine months ended September 30, 2001.

     - Net interest income increased $63 million, or 14 percent, primarily due to lower funding costs.

     - Noninterest income increased $44 million, or eight percent, due to an increase in corporate service charges as customers chose to pay service charges rather than maintain excess deposit balances in the lower rate environment.

 .    Cash basis earnings increased $42 million, or 22 percent, for the nine months ended September 30, 2001, driven primarily by the growth in revenue.

 .    Shareholder value added increased $38 million due to the increase in cash basis earnings.

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


                                                     Equity Investments
                                   ----------------------------------------------------
                                     Three Months Ended             Nine Months Ended
                                        September 30                  September 30
                                   ----------------------------------------------------
(Dollars in millions)                   2001        2000             2001       2000
---------------------------------------------------------------------------------------

Net interest income                   $ (36)      $ (37)           $ (112)     $ (98)
Noninterest income                      (18)        383               239      1,053
---------------------------------------------------------------------------------------
   Total revenue                        (54)        346               127        955
Cash basis earnings                     (56)        200                 6        542
Shareholder value added                (128)        141              (206)       377
Cash basis efficiency ratio             n/m  %      6.3  %          100.5  %     7.7 %
=======================================================================================

 .    For the nine months ended September 30, 2001, both revenue and cash basis earnings decreased substantially primarily due to lower equity investment gains.

     - Equity investment gains decreased $756 million to $283 million, with $108 million in Principal Investing and $175 million in the strategic investments portfolio. Equity investment gains in the strategic investments portfolio included $140 million in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network.

     - Net interest income consists primarily of the funding cost associated with the carrying value of investments.

 .    Shareholder value added declined $583 million reflecting the decline in cash basis earnings.

Corporate Other

     Corporate Other consists primarily of the functions associated with managing the interest rate risk of the Corporation and Consumer Special Assets, which includes certain consumer finance businesses being liquidated and certain residential mortgages originated by the mortgage group (not from retail branch originations). Corporate Other also includes the earnings associated with unassigned capital, certain expenses that have not been allocated to any particular business segment and other corporate transactions.

     Corporate Other results for the nine months ended September 30, 2001 included charges of $1.7 billion ($1.3 billion after-tax) related to the exit of the auto leasing and subprime real estate lending businesses in the third quarter of 2001 and a pre-tax $106 million transition adjustment loss related to the implementation of SFAS 133 in the first quarter of 2001. Corporate Other results for the nine months ended September 30, 2000 included restructuring charges of $550 million ($346 million after-tax) resulting from the Corporation's productivity and investment initiatives. See Note Two of the consolidated financial statements for additional information on exit and restructuring charges. See Note Nine of the consolidated financial statements for additional information on Corporate Other.

Results of Operations

Net Interest Income

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the most recent five quarters and for the nine months ended September 30, 2001 and 2000 are presented in Tables Four and Five, respectively.

     As reported, net interest income on a taxable-equivalent basis increased $648 million to $5.3 billion for the three months ended September 30, 2001 compared to the same period in 2000. Net interest income on a taxable-equivalent basis increased $1.2 billion to $15.1 billion for the nine months ended September 30, 2001, compared to the same period in 2000. Management also reviews "core net interest income," which adjusts reported net interest income for the impact of trading-related activities, securitizations, asset sales and divestitures, excluding balance sheet portfolios used to manage interest rate risk. For purposes of internal analysis, management combines trading- related net interest income with trading account profits, as discussed in the "Noninterest Income" section on page 40, as trading strategies are typically evaluated based on total revenue. The determination of core net interest income also requires adjustment for the impact of securitizations (primarily home equity and credit card), asset sales (primarily commercial loans) and divestitures. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as the Corporation takes on the role of servicer and records servicing income and gains on securitizations, where appropriate.

     Table Three below provides a reconciliation of net interest income on a taxable-equivalent basis presented in Tables Four and Five to core net interest income for the three months and nine months ended September 30, 2001 and 2000, respectively:

Table Three
Net Interest Income

----------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                      Nine Months Ended
                                                        September 30                         September 30
                                                  -------------------------   Increase/  -----------------------     Increase/
(Dollars in millions)                             2001             2000      (Decrease)   2001           2000       (Decrease)
--------------------------------------------------------------------------------------------------------------------------------

Net interest income
As reported/(1)/                                  $ 5,290        $ 4,642        14.0 %     $ 15,128       $ 13,913       8.7 %
Less: Trading-related net interest income            (397)          (244)                    (1,136)          (719)
Add:  Impact of securitizations, asset sales
          and divestitures                             17             11                         60             12
--------------------------------------------------------------------------------------------------------------------------------
 Core net interest income                         $ 4,910        $ 4,409        11.4 %     $ 14,052       $ 13,206       6.4 %
--------------------------------------------------------------------------------------------------------------------------------
Average earning assets
As reported                                     $ 557,108       $597,248        (6.7)%    $ 562,038       $581,029      (3.3)%
Less: Trading-related earning assets             (128,672)      (119,770)                  (123,455)      (113,447)
Add:  Earning assets securitized, sold
          and divested                              4,009            659                      3,169            427
--------------------------------------------------------------------------------------------------------------------------------
 Core average earning assets                    $ 432,445       $478,137        (9.6)%    $ 441,752       $468,009      (5.6)%
--------------------------------------------------------------------------------------------------------------------------------
Net interest yield on earning assets/(1,2)/
As reported                                          3.78 %         3.10 %        68 bp        3.59 %         3.20 %      39 bp
Add: Impact of trading-related activities            0.75           0.58          17           0.66           0.57         9
     Impact of securitizations, asset sales
         and divestitures                           (0.01)             -          (1)         (0.01)             -        (1)
--------------------------------------------------------------------------------------------------------------------------------
 Core net interest yield on earning assets           4.52 %         3.68 %        84 bp        4.24 %         3.77 %      47 bp
================================================================================================================================

(1) Net interest income is presented on a taxable-equivalent basis.
(2) bp denotes basis points; 100 bp equals 1%.


     Core net interest income on a taxable-equivalent basis was $4.9 billion and $14.1 billion for the three months and nine months ended September 30, 2001, respectively, an increase of $501 million and $846 million over the corresponding periods in 2000. The increase in core net interest income for the nine months ended September 30, 2001, was driven by changes in interest rates and the effect of portfolio repositioning, higher levels of core funding and a favorable change in loan mix, partially offset by the impact of money market deposit pricing initiative and the deterioration in auto lease residual values. The higher levels of core funding reflected a $12.0 billion increase in average customer-based deposits and a $1.6 billion increase in average shareholders' equity.

     Core average earning assets were $432.4 billion and $441.8 billion for the three months and nine months ended September 30, 2001, respectively, a decrease of $45.7 billion and $26.3 billion over the same periods in 2000, primarily reflecting reduced securities levels and managed commercial loan balances partially offset by growth in managed consumer loan levels. Falling interest rates in 2001 allowed the Corporation to shed lower yielding assets and reposition its balance sheet to take advantage of a steepened yield curve. Managed consumer loans increased seven percent for the three months and nine months ended September 30, 2001, led by growth in bankcard receivables, residential mortgages and home equity lines. Managed commercial loans decreased 12 percent and five percent for the three months and nine months ended September 30, 2001, reflecting continuing efforts to reduce corporate loan levels and exit less profitable relationships. Loan growth is dependent on economic conditions, as well as various discretionary factors, and the management of borrower, industry, product and geographic concentrations.

     The core net interest yield increased 84 basis points to 4.52 percent and 47 basis points to 4.24 percent for the three months and nine months ended September 30, 2001, respectively, mainly due to the effects of changes in interest rates and portfolio repositioning.

Table Four
Quarterly Average Balances and Interest Rates - Taxable-Equivalent Basis

--------------------------------------------------------------------------------------------------------------
                                                                                Third Quarter 2001
                                                                      ----------------------------------------
                                                                                       Interest
                                                                        Average         Income/        Yield/
(Dollars in millions)                                                   Balance         Expense         Rate
--------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments                    $5,881            $ 71        4.84 %
Federal funds sold and securities purchased under
      agreements to resell                                               36,133             321        3.54
Trading account assets                                                   68,258             937        5.46
Securities/(1)/                                                          58,930             902        6.12
Loans and leases/(2)/:
    Commercial - domestic                                               129,673           2,343        7.17
    Commercial - foreign                                                 25,267             353        5.54
    Commercial real estate  - domestic                                   24,132             395        6.50
    Commercial real estate - foreign                                        366               5        5.78
--------------------------------------------------------------------------------------------------------------
       Total commercial                                                 179,438           3,096        6.85
--------------------------------------------------------------------------------------------------------------
    Residential mortgage                                                 80,526           1,457        7.22
    Home equity lines                                                    22,115             394        7.06
    Direct/Indirect consumer                                             39,481             753        7.56
    Consumer finance                                                     16,358             359        8.77
    Bankcard                                                             17,632             493       11.11
    Foreign consumer                                                      2,176              28        5.28
--------------------------------------------------------------------------------------------------------------
       Total consumer                                                   178,288           3,484        7.78
--------------------------------------------------------------------------------------------------------------
            Total loans and leases                                      357,726           6,580        7.31
--------------------------------------------------------------------------------------------------------------
Other earning assets                                                     30,180             597        7.89
--------------------------------------------------------------------------------------------------------------
       Total earning assets/(3)/                                        557,108           9,408        6.72
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                20,753
Other assets, less allowance for credit losses                           64,323
--------------------------------------------------------------------------------------------------------------
       Total assets                                                    $642,184
==============================================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                              $20,076              53        1.04
   NOW and money market deposit accounts                                116,638             588        2.00
   Consumer CDs and IRAs                                                 73,465             918        4.95
   Negotiable CDs, public funds and other time deposits                   5,085              57        4.44
--------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                         215,264           1,616        2.98
--------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits/(4)/:
   Banks located in foreign countries                                    24,097             257        4.22
   Governments and official institutions                                  3,533              35        3.90
   Time, savings and other                                               23,847             189        3.16
--------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                           51,477             481        3.71
--------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits                               266,741           2,097        3.12
--------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
      to repurchase and other short-term borrowings                      89,042             869        3.87
Trading account liabilities                                              30,913             285        3.66
Long-term debt/(5)/                                                      67,267             867        5.15
--------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities/(6)/                          453,963           4,118        3.61
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                          96,587
   Other liabilities                                                     42,432
   Shareholders' equity                                                  49,202
--------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                      $642,184
==============================================================================================================
Net interest spread                                                                                    3.11
Impact of noninterest-bearing sources                                                                   .67
--------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                                       $5,290        3.78 %
==============================================================================================================


--------------------------------------------------------------------------------------------------------------
                                                                               Second Quarter 2001
                                                                         -------------------------------------
                                                                                         Interest
                                                                           Average        Income/      Yield/
(Dollars in millions)                                                      Balance        Expense       Rate
--------------------------------------------------------------------------------------------------------------

Earning assets

Time deposits placed and other short-term investments                        $7,085         $ 81       4.58 %
Federal funds sold and securities purchased under
      agreements to resell                                                   33,859          405       4.79
Trading account assets                                                       67,311          944       5.62
Securities/(1)/                                                              55,719          909       6.53
Loans and leases/(2)/:
    Commercial - domestic                                                   139,096        2,585       7.45
    Commercial - foreign                                                     27,449          421       6.14
    Commercial real estate  - domestic                                       25,293          459       7.28
    Commercial real estate - foreign                                            352            5       6.64
--------------------------------------------------------------------------------------------------------------
       Total commercial                                                     192,190        3,470       7.24
--------------------------------------------------------------------------------------------------------------
    Residential mortgage                                                     84,346        1,546       7.34
    Home equity lines                                                        21,958          424       7.75
    Direct/Indirect consumer                                                 40,117          736       7.35
    Consumer finance                                                         26,843          608       9.06
    Bankcard                                                                 15,755          445      11.32
    Foreign consumer                                                          2,291           35       6.20
--------------------------------------------------------------------------------------------------------------
       Total consumer                                                       191,310        3,794       7.94
--------------------------------------------------------------------------------------------------------------
            Total loans and leases                                          383,500        7,264       7.59
--------------------------------------------------------------------------------------------------------------
Other earning assets                                                         20,154          409       8.11
--------------------------------------------------------------------------------------------------------------
       Total earning assets/(3)/                                            567,628       10,012       7.07
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                    23,232
Other assets, less allowance for credit losses                               64,697
--------------------------------------------------------------------------------------------------------------
       Total assets                                                        $655,557
==============================================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                                  $20,222           57       1.14
   NOW and money market deposit accounts                                    113,031          676       2.40
   Consumer CDs and IRAs                                                     74,777          969       5.20
   Negotiable CDs, public funds and other time deposits                       6,005           81       5.37
--------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                             214,035        1,783       3.34
--------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits/(4)/:
   Banks located in foreign countries                                        24,395          294       4.82
   Governments and official institutions                                      3,983           45       4.53
   Time, savings and other                                                   23,545          241       4.13
--------------------------------------------------------------------------------------------------------------
       Total foreign interest-bearing deposits                               51,923          580       4.49
--------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits                                   265,958        2,363       3.57
--------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
      to repurchase and other short-term borrowings                          98,898        1,221       4.95
Trading account liabilities                                                  30,710          312       4.07
Long-term debt/(5)/                                                          69,416          999       5.76
--------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities/(6)/                              464,982        4,895       4.22
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                              97,390
   Other liabilities                                                         44,476
   Shareholders' equity                                                      48,709
--------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                          $655,557
==============================================================================================================
Net interest spread                                                                                    2.85
Impact of noninterest-bearing sources                                                                   .76
--------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                                        $5,117       3.61 %
==============================================================================================================

(1) The average balance and yield on securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent basis adjustments of $86, $87 and $82 in the third, second and first quarters of 2001 and $94 and $79 in the fourth and third quarters of 2000, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying assets $284, $194 and $27 in the third, second and first quarters of 2001 and $(31) and $(13) in the fourth and third quarters of 2000, respectively.
(4)  Primarily consists of time deposits in denominations of $100,000 or more.
(5)  Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which (increased ) decreased interest expense on the underlying liabilities $31, $49 and $23 in the third, second and first quarters of 2001 and $(7) and $(16) in the fourth and third quarters of 2000, respectively.

-----------------------------------------------------------------------------------------------------------------------------
       First Quarter 2001                          Fourth Quarter 2000                         Third Quarter 2000
-----------------------------------------------------------------------------------------------------------------------------
                  Interest                                    Interest                                    Interest
  Average         Income/    Yield/           Average         Income/    Yield/            Average        Income/      Yield/
  Balance         Expense    Rate             Balance         Expense    Rate              Balance        Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------
    $6,675        $ 102       6.17 %           $ 5,663         $ 99        6.96 %          $ 4,700         $ 83        6.97 %
    31,903          435       5.48              37,936          551        5.79             40,763          633        6.20
    62,491          852       5.49              53,251          758        5.68             53,793          749        5.55
    55,221          860       6.26              79,501        1,205        6.05             83,728        1,276        6.08
   144,404        2,813       7.90             147,336        3,034        8.19            151,903        3,151        8.26
    29,540          515       7.06              30,408          560        7.32             29,845          555        7.39
    25,989          530       8.27              27,220          622        9.09             26,113          597        9.09
       300            6       7.82                 264            6        8.44                235            5        8.30
-----------------------------------------------------------------------------------------------------------------------------
   200,233        3,864       7.82             205,228        4,222        8.18            208,096        4,308        8.24
-----------------------------------------------------------------------------------------------------------------------------
    82,710        1,532       7.43              92,679        1,733        7.47             94,380        1,759        7.45
    21,744          467       8.71              21,117          483        9.11             20,185          466        9.18
    40,461          784       7.86              40,390          843        8.30             41,905          848        8.06
    25,947          589       9.08              25,592          570        8.91             25,049          559        8.93
    14,464          443      12.41              12,295          384       12.43             10,958          344       12.49
     2,330           43       7.54               2,248           48        8.49              2,190           48        8.79
-----------------------------------------------------------------------------------------------------------------------------
   187,656        3,858       8.29             194,321        4,061        8.34            194,667        4,024        8.25
-----------------------------------------------------------------------------------------------------------------------------
   387,889        7,722       8.05             399,549        8,283        8.26            402,763        8,332        8.24
-----------------------------------------------------------------------------------------------------------------------------
    17,248          352       8.28              14,828          335        9.00             11,501          241        8.39
-----------------------------------------------------------------------------------------------------------------------------
   561,427       10,323       7.42             590,728       11,231        7.58            597,248       11,314        7.55
-----------------------------------------------------------------------------------------------------------------------------
    23,020                                      23,458                                      24,191
    64,251                                      63,272                                      63,578
-----------------------------------------------------------------------------------------------------------------------------
  $648,698                                    $677,458                                    $685,017
-----------------------------------------------------------------------------------------------------------------------------

   $20,406           61       1.21            $ 22,454           80        1.42           $ 23,195           78        1.33
   107,015          808       3.06             101,376          788        3.09             99,710          740        2.96
    77,772        1,068       5.57              78,298        1,105        5.62             77,864        1,083        5.53
     7,137          108       6.16               7,570          127        6.68              8,598          140        6.46
-----------------------------------------------------------------------------------------------------------------------------
   212,330        2,045       3.91             209,698        2,100        3.98            209,367        2,041        3.88
-----------------------------------------------------------------------------------------------------------------------------
    24,358          332       5.53              26,223          424        6.43             18,845          286        6.03
     3,993           52       5.27               5,884           61        4.14             11,182          177        6.30
    22,506          284       5.11              24,064          339        5.62             25,972          364        5.58
-----------------------------------------------------------------------------------------------------------------------------
    50,857          668       5.32              56,171          824        5.84             55,999          827        5.87
-----------------------------------------------------------------------------------------------------------------------------
   263,187        2,713       4.18             265,869        2,924        4.38            265,366        2,868        4.30
-----------------------------------------------------------------------------------------------------------------------------
    94,792        1,377       5.89             122,680        1,942        6.30            136,007        2,223        6.51
    28,407          290       4.14              27,548          285        4.13             24,233          237        3.88
    73,752        1,222       6.63              73,041        1,322        7.24             74,022        1,344        7.26
-----------------------------------------------------------------------------------------------------------------------------
   460,138        5,602       4.92             489,138        6,473        5.27            499,628        6,672        5.32
-----------------------------------------------------------------------------------------------------------------------------
    92,431                                      91,685                                      91,368
    48,263                                      48,996                                      46,286
    47,866                                      47,639                                      47,735
-----------------------------------------------------------------------------------------------------------------------------
  $648,698                                    $677,458                                    $685,017
-----------------------------------------------------------------------------------------------------------------------------
                              2.50                                         2.31                                        2.23
                               .89                                          .90                                         .87
-----------------------------------------------------------------------------------------------------------------------------
                 $4,721       3.39 %                         $4,758        3.21 %                        $4,642        3.10 %
-----------------------------------------------------------------------------------------------------------------------------

Table Five
Average Balances and Interest Rates - Taxable-Equivalent Basis



----------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended September 30
----------------------------------------------------------------------------------------------------------------
                                                                                 2001
----------------------------------------------------------------------------------------------------------------
                                                                                  Interest
                                                                Average           Income/        Yield/
(Dollars in millions)                                           Balance           Expense         Rate
----------------------------------------------------------------------------------------------------------------
Earning assets
----------------------------------------------------------------------------------------------------------------
Time deposits placed and other short-term investments                $ 6,544            $254         5.20 %
----------------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased
     under agreements to resell                                       33,980           1,161         4.56
Trading account assets                                                66,041           2,733         5.52
Securities/(1)/                                                       56,637           2,671         6.29
Loans and leases /(2)/:
   Commercial - domestic                                             137,670           7,741         7.52
   Commercial - foreign                                               27,403           1,287         6.28
   Commercial  real estate - domestic                                 25,131           1,384         7.36
   Commercial  real estate - foreign                                     339              17         6.67
----------------------------------------------------------------------------------------------------------------
       Total commercial                                              190,543          10,429         7.32
----------------------------------------------------------------------------------------------------------------
   Residential mortgage                                               82,519           4,535         7.33
   Home equity lines                                                  21,940           1,285         7.83
   Direct/Indirect consumer                                           40,017           2,272         7.59
   Consumer finance                                                   23,014           1,556         9.01
   Bankcard                                                           15,962           1,381        11.57
   Foreign consumer                                                    2,266             108         6.36
----------------------------------------------------------------------------------------------------------------
       Total consumer                                                185,718          11,137         8.01
----------------------------------------------------------------------------------------------------------------
            Total loans and leases                                   376,261          21,566         7.66
----------------------------------------------------------------------------------------------------------------
Other earning assets                                                  22,575           1,358         8.04
----------------------------------------------------------------------------------------------------------------
       Total earning assets /(3)/                                    562,038          29,743         7.07
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                             22,327
----------------------------------------------------------------------------------------------------------------
Other assets, less allowance for credit losses                        64,424
----------------------------------------------------------------------------------------------------------------
       Total assets                                                 $648,789
----------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
Domestic interest-bearing deposits:
 Savings                                                             $20,233             171         1.13
   NOW and money market deposit accounts                             112,263           2,072         2.47
   Consumer CDs and IRAs                                              75,322           2,955         5.24
   Negotiated CDs, public funds and other time deposits                6,068             246         5.42
----------------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                      213,886           5,444         3.40
----------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits /(4)/:
----------------------------------------------------------------------------------------------------------------
  Banks located in foreign countries                                  24,283             882         4.86
  Governments and official institutions                                3,835             132         4.59
----------------------------------------------------------------------------------------------------------------
  Time, savings and other                                             23,304             715         4.11
----------------------------------------------------------------------------------------------------------------
      Total foreign interest-bearing deposits                         51,422           1,729         4.50
----------------------------------------------------------------------------------------------------------------
           Total interest-bearing deposits                           265,308           7,173         3.61
----------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
   to repurchase and other short-term borrowings                      94,223           3,467         4.92
Trading account liabilities                                           30,019             887         3.95
Long-term debt /(5)/                                                  70,121           3,088         5.87
----------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities /(6)/                      459,671          14,615         4.25
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                       95,485
   Other liabilities                                                  45,036
   Shareholders' equity                                               48,597
----------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                   $648,789
----------------------------------------------------------------------------------------------------------------
Net interest spread                                                                                  2.82
Impact of noninterest-bearing sources                                                                 .77
----------------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                                   $15,128         3.59 %
----------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
                                                             Nine Months Ended September 30
---------------------------------------------------------------------------------------------------------
                                                                           2000
---------------------------------------------------------------------------------------------------------
                                                                          Interest
                                                           Average         Income/       Yield/
(Dollars in millions)                                      Balance         Expense        Rate
--------------------------------------------------------------------------------------------------------
Earning assets
--------------------------------------------------------------------------------------------------------
Time deposits placed and other short-term investments          $ 4,594           $237        6.88 %
--------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased
     under agreements to resell                                 43,392          1,803        5.54
Trading account assets                                          47,490          1,993        5.60
Securities/(1)/                                                 85,792          3,906        6.07
Loans and leases /(2)/:
   Commercial - domestic                                       148,446          8,991        8.09
   Commercial - foreign                                         28,950          1,556        7.17
   Commercial  real estate - domestic                           25,427          1,677        8.81
   Commercial  real estate - foreign                               318             21        8.99
--------------------------------------------------------------------------------------------------------
       Total commercial                                        203,141         12,245        8.05
--------------------------------------------------------------------------------------------------------
   Residential mortgage                                         90,558          5,021        7.40
   Home equity lines                                            18,946          1,265        8.92
   Direct/Indirect consumer                                     41,840          2,602        8.31
   Consumer finance                                             23,994          1,590        8.84
   Bankcard                                                      9,602            857       11.92
   Foreign consumer                                              2,215            146        8.86
--------------------------------------------------------------------------------------------------------
       Total consumer                                          187,155         11,481        8.19
--------------------------------------------------------------------------------------------------------
            Total loans and leases                             390,296         23,726        8.12
--------------------------------------------------------------------------------------------------------
Other earning assets                                             9,465            591        8.34
--------------------------------------------------------------------------------------------------------
       Total earning assets /(3)/                              581,029         32,256        7.41
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                       25,205
--------------------------------------------------------------------------------------------------------
Other assets, less allowance for credit losses                  63,364
--------------------------------------------------------------------------------------------------------
       Total assets                                           $669,598
--------------------------------------------------------------------------------------------------------
Interest-bearing liabilities
Domestic interest-bearing deposits:
 Savings                                                       $23,787            234        1.31
   NOW and money market deposit accounts                        99,442          2,153        2.89
   Consumer CDs and IRAs                                        77,110          3,100        5.37
   Negotiated CDs, public funds and other time deposits          7,645            354        6.18
--------------------------------------------------------------------------------------------------------
       Total domestic interest-bearing deposits                207,984          5,841        3.75
--------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits /(4)/:
--------------------------------------------------------------------------------------------------------
  Banks located in foreign countries                            16,292            706        5.79
  Governments and official institutions                          9,942            452        6.07
--------------------------------------------------------------------------------------------------------
  Time, savings and other                                       26,681          1,084        5.42
--------------------------------------------------------------------------------------------------------
      Total foreign interest-bearing deposits                   52,915          2,242        5.66
--------------------------------------------------------------------------------------------------------
           Total interest-bearing deposits                     260,899          8,083        4.14
--------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
   to repurchase and other short-term borrowings               134,451          6,015        5.98
Trading account liabilities                                     22,599            607        3.59
Long-term debt /(5)/                                            69,370          3,638        6.99
--------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities /(6)/                487,319         18,343        5.03
--------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                                 90,964
   Other liabilities                                            44,353
   Shareholders' equity                                         46,962
--------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity             $669,598
--------------------------------------------------------------------------------------------------------
Net interest spread                                                                          2.38
Impact of noninterest-bearing sources                                                         .82
--------------------------------------------------------------------------------------------------------
       Net interest income/yield on earning assets                            $13,913        3.20 %
--------------------------------------------------------------------------------------------------------

(1) The average balance and yield on securities are based on the average of historical amortized cost balances.
(2) Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3) Interest income includes taxable-equivalent basis adjustments of $255 and $228 for the nine months ended September 30, 2001 and 2000, respectively. Interest income also includes the impact of risk management interest rate contracts, which increased (decreased) interest income on the underlying assets $505 and $(17) for the nine months ended September 30, 2001 and 2000, respectively.
(4)  Primarily consists of time deposits in denominations of $100,000 or more.
(5)  Long-term debt includes trust preferred securities.
(6) Interest expense includes the impact of risk management interest rate contracts, which (increased) decreased interest expense on the underlying liabilities $103 and $(29) in the nine months ended September 30, 2001 and 2000, respectively.

Noninterest Income

     As presented in Table Six, noninterest income decreased $246 million to $3.4 billion and decreased $304 million to $11.0 billion for the three months and nine months ended September 30, 2001, respectively, from the comparable 2000 periods. The decrease in noninterest income for the three months ended September 30, 2001 reflects the increases in service charges, investment and brokerage services, other income, trading account profits and card income being offset by a sharp decline in equity investment gains as well as declines in investment banking income and mortgage banking income. The decrease in noninterest income for the nine months ended September 30, 2001 reflects the increases in service charges, card income, investment and brokerage services and mortgage banking income being offset by a sharp decline in equity investment gains as well as declines in trading account profits and investment banking income.


Table Six
Noninterest Income

----------------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                          Nine Months Ended
                                                September 30       Increase/(Decrease)      September 30        Increase/(Decrease)
                                            ---------------------------------------------------------------------------------------
(Dollars in millions)                            2001       2000      Amount  Percent      2001         2000       Amount   Percent
-----------------------------------------------------------------------------------------------------------------------------------

Consumer service charges                        $  712     $  684     $  28      4.1 %    $ 2,120    $ 1,948      $ 172      8.8 %
Corporate service charges                          528        474        54     11.4        1,538      1,413        125      8.8
-----------------------------------------------------------------------------------------------------------------------------------
   Total service charges                         1,240      1,158        82      7.2        3,658      3,361        297      8.8
-----------------------------------------------------------------------------------------------------------------------------------
Consumer investment and brokerage services         386        357        29      8.1        1,164      1,108         56      5.1
Corporate investment and brokerage services        142        114        28     24.6          415        340         75     22.1
-----------------------------------------------------------------------------------------------------------------------------------
   Total investment and brokerage services         528        471        57     12.1        1,579      1,448        131      9.0
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage banking income                            109        121       (12)    (9.9)         426        366         60     16.4
Investment banking income                          305        376       (71)   (18.9)       1,106      1,146        (40)    (3.5)
Equity investment gains                             22        422      (400)   (94.8)         340      1,119       (779)   (69.6)
Card income                                        618        594        24      4.1        1,792      1,634        158      9.7
Trading account profits/(1)/                       433        402        31      7.7        1,508      1,630       (122)    (7.5)
Other income                                       174        131        43     32.8          541        550         (9)    (1.6)
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                      $3,429     $3,675     $(246)    (6.7)%    $10,950    $11,254      $(304)    (2.7)%
===================================================================================================================================

(1) Trading account profits for the nine months ended September 30, 2001 included the $83 million SFAS 133 transition adjustment net loss. The components of the transition adjustment by segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.


     The following section discusses the noninterest income results of the Corporation's four business segments. For additional business segment information, see "Business Segment Operations" beginning on page 24.

Consumer and Commercial Banking

 .    Noninterest income for Consumer and Commercial Banking increased $521 million to $6.0 billion for the nine months ended September 30, 2001 from the comparable 2000 period, driven by higher service charges, strong card income and improved mortgage banking results.

     - Service charges include deposit account service charges, non-deposit service charges and fees and bankers' acceptances and letters of credit fees. Service charges increased $241 million to $2.8 billion for the nine months ended September 30, 2001 due to an increase in both consumer and corporate service charges. Consumer service charges increased $168 million primarily due to higher business volumes. Corporate service charges increased $73 million as corporate customers chose to pay higher fees rather than maintain excess deposit balances in the lower rate environment.

     - Card income includes interchange income, credit and debit card fees and merchant discount fees. Card income increased $158 million to $1.8 billion primarily due to new account growth in both credit and debit card and increased purchase volume on existing accounts. Growth in income for the core portfolio is being generated through traditional marketing channels, expanding relationships with existing customers and leveraging the franchise network. Card income includes activity from the securitized portfolio of $139 million and $158 million for the nine months ended September 30, 2001 and 2000, respectively. This amount represents excess servicing income which consists of revenues from the securitized credit card portfolio offset by charge-offs and interest expense paid to the bondholders.

     - Mortgage banking results improved for the nine months ended September 30, 2001, primarily reflecting higher origination activity and servicing levels, increased gains from higher loan sales to the secondary market and the net mark-to-market adjustments on mortgage banking assets and the related instruments used to economically hedge mortgage banking assets. These increases were partially offset by increased paydowns as a result of the declining rate environment. The mark-to-market adjustments are included in trading account profits. The average managed portfolio of mortgage loans serviced increased $11.0 billion to $337.5 billion for the nine months ended September 30, 2001 compared to the same period in 2000. Total production of first mortgage loans originated through the Corporation increased $18.5 billion to $59.0 billion for the nine months ended September 30, 2001, reflecting a significant increase in refinancings as a result of declining interest rates. First mortgage loan origination volume was composed of approximately $31.6 billion of retail loans and $27.4 billion of correspondent and wholesale loans for the nine months ended September 30, 2001. Retail first mortgage origination volume increased to 53 percent of total volume for the nine months ended September 30, 2001 from 40 percent in the comparable 2000 period. The Corporation made a strategic decision to exit the correspondent loan origination channel during the second quarter of 2001. The Corporation's decision to exit the correspondent business is based upon its overall strategy to focus on businesses with higher returns and potential to deepen and expand customer relationships.


Asset Management

 .    Noninterest income for Asset Management decreased $38 million to $1.3 billion for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease was primarily attributable to increased income from investment and brokerage services, offset by a decline in trading account profits.

     - Income from investment and brokerage services includes personal and institutional asset management fees and consumer brokerage income. Income from investment and brokerage services increased $25 million to $1.2 billion for the nine months ended September 30, 2001 compared to the same period in 2000. This increase was largely due to new asset management business and the completed acquisition of Marsico being offset by lower broker activity due to decreased trade volume as a result of significant market decline. Assets under management were $280 billion at September 30, 2001 compared to $275 billion one year ago.

Global Corporate and Investment Banking

 .    Noninterest income for Global Corporate and Investment Banking increased
     $66 million to $3.7 billion for the nine months ended September 30, 2001 compared to the same period in 2000. The increase was primarily due to increases in investment and brokerage services, corporate service charges and trading account profits, partially offset by declines in other income, equity investment gains and investment banking income.

     - Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative positions. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on interest-earning and interest-bearing trading positions or the related funding charge or benefit. Trading account profits as well as trading-related net interest income ("trading-related revenue") are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation's trading positions.

          Trading-related revenue increased $469 million to $2.7 billion for the nine months ended September 30, 2001, due to a $417 million increase in the net interest margin and a $52 million increase in trading account profits. Increases in the fixed income, interest rate, commodities and other contracts, and foreign exchange contract categories were partially offset by a decrease in equities and equity derivatives contracts. Fixed income increased $249 million to $621 million primarily attributable to an increase in market liquidity and widening credit spreads. Revenue from interest rate contracts increased $143 million to $711 million as the Corporation adjusted for the volatile rate environment in the third quarter of 2001. Commodities and other contracts increased $118 million to $155 million, attributable to market volatility and increased customer flow. Foreign exchange revenue increased $19 million to $419 million. Income from equities and equity derivatives contracts decreased $60 million to $771 million, due to a slowdown in customer activity in the market. Trading account profits for the nine months ended September 30, 2001 included a $19 million transition adjustment gain resulting from the adoption of SFAS 133.


--------------------------------------------------------------------------------------------
                                            Three Months Ended           Nine Months Ended
                                               September 30                September 30
                                         ---------------------------------------------------
(Dollars in millions)                       2001           2000        2001          2000
--------------------------------------------------------------------------------------------

Trading account profits - as reported       $398          $349        $1,541        $1,489
Net interest income                          397           244         1,136           719
-------------------------------------------------------------------------------------------
  Total trading-related revenue             $795          $593        $2,677        $2,208
-------------------------------------------------------------------------------------------
Trading-related revenue by product
Foreign exchange contracts                  $138          $114          $419          $400
Interest rate contracts                      212            87           711           568
Fixed income                                 206           120           621           372
Equities and equity derivatives              214           268           771           831
Commodities and other                         25             4           155            37
-------------------------------------------------------------------------------------------
  Total trading-related revenue             $795          $593        $2,677        $2,208
===========================================================================================

     - Investment banking income decreased $40 million to $1.1 billion for the nine months ended September 30, 2001. Increases in underwriting and other investment banking income were offset by declines in loan syndications and advisory fees. Securities underwriting fees increased $76 million to $565 million from strong growth in high grade and high yield origination which was offset by lower equity underwriting fees. Syndication fees decreased $104 million to $280 million for the nine months ended September 30, 2001 as a result of fewer deals in the marketplace. A sluggish market for advisory services drove a decline in fees of $55 million to $172 million for the nine months ended September 30, 2001. Investment banking income by major activity follows:



--------------------------------------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                         -------------------------------------------
(Dollars in millions)       2001        2000      2001        2000
--------------------------------------------------------------------
Investment banking income
Securities underwriting      $158        $160       $565       $489
Syndications                   83         130        280        384
Advisory services              40          69        172        227
Other                          24          17         89         46
--------------------------------------------------------------------
  Total                      $305        $376     $1,106     $1,146
====================================================================



     - Corporate service charges increased $53 million to $816 million for the nine months ended September 30, 2001, primarily driven by corporate customers opting to pay service charges rather than maintain excess deposit balances in the lower rate environment.

Equity Investments

 .    Noninterest income for Equity Investments decreased $814 million to $239 million for the nine months ended September 30, 2001 compared to the same period in 2000. This decrease was driven by a sharp decline in equity investment gains driven by weaker equity markets.

     - Equity investment gains decreased $756 million to $283 million, with $108 million in Principal Investing and $175 million in the strategic investments portfolio. Equity investment gains in the strategic investments portfolio included a gain of $140 million in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network.

Provision for Credit Losses

     Excluding the impact of charges related to the exit of the subprime real estate lending business, the provision for credit losses totaled $856 million and $2.5 billion for the three months and nine months ended September 30, 2001, respectively, compared to $435 million and $1.3 billion for the same periods in 2000. The increase in the provision for credit losses from last year was primarily due to an increase in net charge-offs. Additional provision expense was also recorded in 2001 to increase the allowance for credit losses as a result of deterioration in credit quality due to the current economic environment. Total net charge-offs, excluding the impact of exit-related charges, were $856 million and $2.4 billion for the three months and nine months ended September 30, 2001, respectively, compared to $435 million and $1.3 billion for the same periods in 2000. This increase was due to higher charge-offs in the commercial - domestic portfolio due to deterioration in credit quality stemming from the weak economic environment. Bankcard charge-offs also increased due to growth in the portfolio and an increase in personal bankruptcy filings.

     An exit-related provision for credit losses of $395 million, combined with an existing allowance for credit losses of $240 million, was used to write down the subprime real estate loan portfolio to estimated market value. This resulted in charge-offs of $635 million in the consumer finance loan portfolio. Including the exit impact, the provision for credit losses totaled $1.3 billion and $2.9 billion for the three months and nine months ended September 30, 2001, respectively, and total net charge-offs were $1.5 billion and $3.1 billion for the three months and nine months ended September 30, 2001, respectively.

     For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Credit Risk Management and Credit Portfolio Review" section beginning on page 47.


Noninterest Expense

     As presented in Table Seven, the Corporation's noninterest expense increased $951 million to $5.9 billion and increased $1.4 billion to $15.4 billion for the three months and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. These increases in noninterest expense were driven by business exit costs, higher marketing costs related to the Corporation's national brand-building campaign, increases in professional fees, costs associated with various international activities and investments in growth businesses such as e-commerce, Asset Management, card and payment businesses and the investment banking platform.

Table Seven
Noninterest Expense

-------------------------------------------------------------------------------------------------------------------------
                                       Three Months                                 Nine Months
                                     Ended September 30    Increase/(Decrease)   Ended September 30    Increase/(Decrease)
                                ------------------------------------------------------------------------------------------
(Dollars in millions)                2001        2000      Amount      Percent      2001       2000      Amount   Percent
--------------------------------------------------------------------------------------------------------------------------

Personnel                           $2,304      $2,298       $ 6         .3 %    $7,239      $7,143        $96     1.3  %
Occupancy                              448         419        29        7.0       1,309       1,248         61     4.9
Equipment                              273         285       (12)      (4.0)        835         882        (47)   (5.3)
Marketing                              165         147        18       11.8         516         398        118    29.6
Professional fees                      144         100        44       44.1         411         298        113    37.9
Amortization of intangibles            219         215         4        1.7         665         650         15     2.3
Data processing                        175         167         8        4.8         552         495         57    11.5
Telecommunications                     121         127        (6)      (4.7)        368         391        (23)   (5.9)
Other general operating                613         509       104       20.4       1,732       1,529        203    13.3
General administrative and other       144         143         1         .6         454         412         42    10.2
Business exit costs                  1,305           -     1,305        n/m       1,305           -      1,305     n/m
Restructuring charges                    -         550      (550)       n/m           -         550       (550)    n/m
-------------------------------------------------------------------------------------------------------------------------
     Total                          $5,911      $4,960      $951       19.2 %   $15,386     $13,996     $1,390     9.9  %
=========================================================================================================================

 .    Personnel expense increased $96 million, or one percent, to $7.2 billion for the nine months ended September 30, 2001, as an increase in revenue-related incentive compensation as well as increased salaries expense in Global Corporate and Investment Banking and Asset Management were partially offset by a lower number of associates. At September 30, 2001, the Corporation had approximately 144,000 full-time equivalent employees compared to approximately 146,000 at September 30, 2000.

 .    Marketing expense increased $118 million to $516 million for the nine months ended September 30, 2001, due to the Corporation's national brand-building campaign and higher card marketing in Consumer and Commercial Banking.

 .    Professional fees increased $113 million to $411 million for the nine months ended September 30, 2001, primarily reflecting higher consulting and other professional fees due to an increase in initiatives related to the Corporation's strategy to improve customer satisfaction.

 .    Data processing expense increased $57 million to $552 million for the nine months ended September 30, 2001, primarily due to higher outsourced processing expense as a result of the outsourcing of personnel services and higher item processing and check clearing expenses.

 .    Other general operating expense increased $104 million to $613 million and
     $203 million to $1.7 billion for the three months and nine months ended September 30, 2001, respectively, reflecting higher employee placement expenses, costs associated with various international activities, foreclosed properties expense in Corporate Other and other miscellaneous expenses throughout the Corporation.

 .    General administrative and other expense increased $42 million to $454 million for the nine months ended September 30, 2001, primarily due to increased subscription services in Global Corporate and Investment Banking.

 .    On August 15, 2001, the Corporation announced that it was exiting its auto leasing and subprime real estate lending businesses. As a result of this strategic decision, the Corporation recorded pre-tax business exit costs in the third quarter of 2001 of $1.3 billion in noninterest expense. Business exit costs consisted of goodwill writeoffs of $685 million, auto lease residual charges of $400 million, real estate servicing asset charges of $145 million and other transaction costs of $75 million.

 .    As part of its productivity and investment initiatives announced on July
     28, 2000, the Corporation recorded a pre-tax charge of $550 million ($346 million after-tax) in the third quarter of 2000. Of the $550 million restructuring charge, approximately $475 million was used to cover severance and related costs and approximately $75 million was used for other costs related to process change and channel consolidation. At September 30, 2001, the reserve had been substantially utilized.

Income Taxes

     The Corporation's income tax expense for the three months and nine months ended September 30, 2001 was $727 million and $2.9 billion, respectively, for an effective tax rate of 46.4 percent and 38.0 percent, respectively. Excluding charges related to the exit of certain consumer finance businesses, the effective tax rate for the three months and nine months ended September 30, 2001 was 36.0 percent and 35.9 percent, respectively. Income tax expense for the three and nine months ended September 30, 2000 was $1.0 billion and $3.5 billion, respectively, for an effective tax rate of 35.9 percent and 36.4 percent, respectively. The increase in the effective tax rate for the three months ended September 30, 2001 is due primarily to the portion of goodwill write-offs included in business exit costs recorded during the third quarter of 2001 that is not deductible for federal or state income tax purposes.


Balance Sheet Review and Liquidity Risk Management

     The Corporation utilizes an integrated approach in managing its balance sheet that includes management of interest rate sensitivity, credit risk, liquidity risk and its capital position. The Corporation restructured its balance sheet over the last year, reducing risk-weighted assets as declines in categories with lower returns were offset by underlying core growth. The discussion of average balances below compares the nine months ended September 30, 2001 to the same period in 2000. With the exception of average managed loans, the average balances discussed below can be derived from Table Five.

     Average loans and leases, the Corporation's primary use of funds, decreased $14.0 billion to $376.3 billion for the nine months ended September 30, 2001. Adjusting for securitizations, sales and divestitures, average managed loans and leases increased $3.5 billion to $396.4 billion for the nine months ended September 30, 2001. This increase was primarily due to growth in average managed consumer loans, partially offset by a decline in average managed commercial loans.

     Average managed consumer loans increased seven percent in the nine months ended September 30, 2001, reflecting increases in each of the consumer loan portfolios. Average managed bankcard loans increased $4.4 billion to $24.2 billion due to an increase in new business volume and slower balance paydowns. Average managed residential mortgages increased $4.0 billion to $85.2 billion due to strong growth in branch-originated products. Average managed home equity lines increased $3.0 billion to $21.9 billion, reflecting growth in all Banking Regions due to the impact of new marketing programs implemented in mid 2000. Average managed consumer finance loans increased $960 million to $29.5 billion, and average managed direct/indirect consumer loans increased $760 million to $40.6 billion.

     Average managed commercial loans decreased $9.7 billion to $192.7 billion for the nine months ended September 30, 2001. The commercial - domestic portfolio decreased $8.6 billion to $139.9 billion, reflecting paydowns and continuing efforts to reduce corporate loan levels and exit less profitable relationships. The commercial - foreign portfolio declined $1.2 billion to $27.4 billion primarily due to paydowns on customer balances.

     The average securities portfolio for the nine months ended September 30, 2001 decreased $29.2 billion to $56.6 billion. As a percentage of total uses of funds, the average securities portfolio decreased by four percent to nine percent for the nine months ended September 30, 2001. See the following "Securities" section for additional information on the securities portfolio.

     Average other assets and cash and cash equivalents remained relatively stable as it decreased $1.8 billion to $86.8 billion for the nine months ended September 30, 2001.

     At September 30, 2001, cash and cash equivalents were $23.3 billion, a decrease of $4.2 billion from December 31, 2000. During the nine months ended September 30, 2001, net cash used in operating activities was $2.0 billion, net cash provided by investing activities was $23.2 billion and net cash used in financing activities was $25.4 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows of the consolidated financial statements.

     Average levels of customer-based deposits increased $12.0 billion to $303.3 billion for the nine months ended September 30, 2001, primarily due to increases in consumer money market savings accounts. These increases are due to new customer accounts as well as existing customers shifting from other deposit sources, reflecting the success of the new deposit pricing strategy implemented in 2000. As a percentage of total sources of funds, average levels of customer-based deposits increased by three percent to 47 percent for the nine months ended September 30, 2001.

     Average levels of market-based funds decreased $35.9 billion for the nine months ended September 30, 2001 to $181.7 billion, primarily driven by the decline in securities sold under agreements to repurchase. In addition, average levels of long-term debt increased $751 million to $70.1 billion for the nine months ended September 30, 2001, mainly as a result of borrowings to fund business development opportunities, build liquidity, repay maturing debt and fund share repurchases.

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

Securities

     The securities portfolio at September 30, 2001 consisted of available-for-sale securities totaling $74.8 billion compared to $64.7 billion at December 31, 2000. Held-to-maturity securities totaled $1.1 billion and $1.2 billion at September 30, 2001 and December 31, 2000, respectively. During 2001, $9.2 billion of residential mortgage loans were securitized, of which $8.5 billion occurred in the third quarter of 2001. At September 30, 2001, $7.8 billion of these securitized loans remained in the available-for-sale securities portfolio.

     The valuation allowance for available-for-sale and marketable equity securities is included in shareholders' equity. At September 30, 2001, the valuation allowance consisted of unrealized gains of $469 million, net of related income taxes of $240 million, primarily reflecting $876 million of pre-tax net unrealized gains on available-for-sale securities and $167 million pre-tax net unrealized losses on marketable equity securities. At December 31, 2000, the valuation allowance consisted of unrealized losses of $560 million, net of related income taxes of $330 million, primarily reflecting $991 million of pre-tax net unrealized losses on available-for-sale securities and $101 million of pre-tax net unrealized gains on marketable equity securities.

     At September 30, 2001 and December 31, 2000, the market value of the Corporation's held-to-maturity securities reflected pre-tax net unrealized losses of $55 million and $54 million, respectively.

     The estimated average duration of the available-for-sale securities portfolio was 3.53 years at September 30, 2001 compared to 4.13 years at December 31, 2000.

     Gains on sales of securities were $97 million and $82 million for the three months and nine months ended September 30, 2001, respectively, compared to gains of $11 million and $23 million in the respective periods of 2000. The Corporation realized these gains on sales of securities as a result of the repositioning of its investment portfolio.

Capital Resources and Capital Management

     Shareholders' equity at September 30, 2001 was $50.2 billion compared to $47.6 billion at December 31, 2000, an increase of $2.6 billion. The increase was primarily due to net earnings (net income less dividends) of $2.0 billion, recognition of $1.0 billion of after-tax net unrealized gains on available-for-sale and marketable equity securities, net gains on derivatives of $1.5 billion, and $903 million in common stock issued under employee plans, partially offset by the repurchase of approximately 54 million shares of common stock for approximately $3.0 billion.

     During 2000, the Corporation completed its 1999 stock repurchase plan, and on July 26, 2000, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 100 million shares of the Corporation's common stock at an aggregate cost of up to $7.5 billion. At September 30, 2001, the remaining buyback authority for common stock under the 2000 program totaled $3.8 billion, or 31 million shares. During the nine months ended September 30, 2001, the Corporation repurchased approximately 54 million shares of its common stock in open market repurchases at an average per-share price of $56.06, which reduced shareholders' equity by $3.0 billion and increased earnings per share by approximately $0.03 for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Corporation repurchased approximately 50 million shares of its common stock in open market repurchases at an average per-share price of $49.18, which reduced shareholders' equity by $2.4 billion.

     Presented below are the regulatory risk-based capital ratios and capital amounts for the Corporation and Bank of America, N.A. at September 30, 2001 and December 31, 2000. The Corporation and Bank of America, N.A. were considered "well-capitalized" at September 30, 2001:


---------------------------------------------------------------------------------------------------
                                             September 30, 2001             December 31, 2000
                                       ------------------------------------------------------------
(Dollars in millions)                         Ratio           Amount        Ratio          Amount
---------------------------------------------------------------------------------------------------
Tier 1 Capital
Bank of America Corporation                    7.95   %        $41,517        7.50  %      $40,667
Bank of America, N.A.                          8.39             40,589        7.72          39,178

Total Capital
Bank of America Corporation                   12.12             63,311       11.04          59,826
Bank of America, N.A.                         11.57             55,970       10.81          54,871

Leverage
Bank of America Corporation                    6.59             41,517        6.12          40,667
Bank of America, N.A.                          7.35             40,589        6.59          39,178
---------------------------------------------------------------------------------------------------

     The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off- balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 Capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At September 30, 2001, the Corporation had no subordinated debt that qualified as Tier 3 Capital.

     At September 30, 2001, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk- based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

     On October 24, 2001, the Board approved a $0.04 per share, or seven percent, increase in the quarterly common dividend. This increase brings the common dividend to $0.60 per share for the fourth quarter of 2001 and $2.28 per share for the year ended December 31, 2001.

Credit Risk Management and Credit Portfolio Review

     The following section discusses credit risk in the loan portfolio. The Corporation's primary credit exposure is focused in its loans and leases portfolio, which totaled $339.0 billion and $392.2 billion at September 30, 2001 and December 31, 2000, respectively. Table Eight presents loans and leases, nonperforming assets and net charge-offs by category. Additional information on components of and changes in the Corporation's consumer and commercial loan portfolios can be found in the average earning asset discussion within the "Net Interest Income" section on page 34 and the "Balance Sheet Review and Liquidity Risk Management" section on page 45.

     As a result of the exit of the auto leasing and subprime real estate lending businesses, the Corporation immediately ceased originations of auto leases and subprime real estate loans. The Corporation intends to allow its auto lease portfolio to run off over its remaining term of three to four years. The Corporation intends to liquidate the subprime real estate loan portfolio through securitizations and sales. Accordingly, the portfolio was transferred to loans held for sale in other assets. Additional information on the exit of these consumer finance businesses can be found in the Consumer Portfolio section on page 50.

Table Eight
Loans and Leases, Nonperforming Assets and Net Charge-offs

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Loans and Leases                   Nonperforming Assets/(1)/
                                                      ------------------------------------------------------------------------------
                                                               September 30              December 31      September 30  December 31
                                                                   2001                      2000             2001          2000
                                                      ------------------------------------------------------------------------------
(Dollars in millions)                                       Amount     Percent       Amount      Percent     Amount       Amount
------------------------------------------------------------------------------------------------------------------------------------

Commercial - domestic                                      $126,410      37.2 %      $146,040      37.2 %    $2,705       $2,777
Commercial - foreign                                         25,357       7.5          31,066       7.9         566          486
Commercial real estate - domestic                            23,607       7.0          26,154       6.7         257          236
Commercial real estate - foreign                                366        .1             282        .1           2            3
------------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                       175,740      51.8         203,542      51.9       3,530        3,502
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                         76,962      22.7          84,394      21.5         491          551
Home equity lines                                            22,288       6.6          21,598       5.5          61           32
Direct/Indirect consumer                                     38,513      11.4          40,457      10.3          20           19
Consumer finance                                              5,352       1.6          25,800       6.6           9        1,095
Bankcard                                                     18,040       5.3          14,094       3.6           -            -
Foreign consumer                                              2,123        .6           2,308        .6           8            9
------------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                         163,278      48.2         188,651      48.1         589        1,706
------------------------------------------------------------------------------------------------------------------------------------
          Total nonperforming loans                                                                           4,119        5,208
------------------------------------------------------------------------------------------------------------------------------------
Foreclosed properties                                                                                           404          249
------------------------------------------------------------------------------------------------------------------------------------
            Total                                          $339,018     100.0 %      $392,193     100.0 %    $4,523       $5,457
====================================================================================================================================
Nonperforming assets as a percentage of:

     Total assets                                                                                               .71 %        .85 %

     Loans, leases and foreclosed properties                                                                   1.33         1.39

Nonperforming loans as a percentage of loans and leases                                                        1.22         1.33

Loans past due 90 days or more and not classified as
  nonperforming                                                                                                $691         $495
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Net Charge-offs/(2)/
                                                 -----------------------------------------------------------------------------------
                                                        Three Months Ended September 30           Nine Months Ended September 30
                                                          2001                 2000                  2001                 2000
                                                 -----------------------------------------------------------------------------------
(Dollars in millions)                              Amount   Percent     Amount     Percent    Amount     Percent    Amount   Percent
------------------------------------------------------------------------------------------------------------------------------------
Commercial - domestic                               $412     1.26 %      $185        .48 %    $1,235      1.20 %     $583      .52 %
Commercial - foreign                                  57      .89          23        .30         148       .72         52      .24
Commercial real estate - domestic                      4      .07          (2)       n/m          22       .12         10      .05
Commercial real estate - foreign                       -        -           -          -           -         -         (2)     n/m
------------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                473     1.05         206        .39       1,405       .99        643      .42
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                   7      .04           6        .03          20       .03         14      .02
Home equity lines                                      4      .07           2        .04          14       .08          8      .05
Direct/Indirect consumer                              94      .94          61        .57         234       .78        213      .68
Consumer finance/(3)/                                720    17.47          68       1.08         880      5.11        184     1.02
Bankcard                                             181     4.08          79       2.89         464      3.89        237     3.30
Other consumer - domestic                             11      n/m          12        n/m          30       n/m         24      n/m
Foreign consumer                                       1      .21           1        .20           3       .21          2      .14
------------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                1,018     2.27         229        .47       1,645      1.18        682      .49
------------------------------------------------------------------------------------------------------------------------------------
            Total net charge-offs                 $1,491     1.65 %      $435        .43 %    $3,050      1.08 %   $1,325      .45 %
====================================================================================================================================
Managed bankcard net charge-offs and ratios/(4)/    $307     4.81 %      $216       4.16 %      $852      4.71 %     $710     4.79 %
====================================================================================================================================

n/m = not meaningful
(1) Balances do not include $1.3 billion and $124 million of loans held for sale, included in other assets at September 30, 2001 and December 31, 2000, respectively, which would have been classified as nonperforming had they been included in loans. In the third quarter of 2001, $1.2 billion of nonperforming loans were transferred to loans held for sale as a result of the exit of the subprime real estate lending business. The Corporation had approximately $206 million and $390 million of troubled debt restructured loans at September 30, 2001 and December 31, 2000, respectively, which were accruing interest and were not included in nonperforming assets.
(2) Percentage amounts are calculated as annualized net charge-offs divided by average outstanding loans and leases during the period for each loan category.
(3) Includes $635 million related to the exit of the subprime real estate lending business in the third quarter of 2001.
(4) Includes both on-balance sheet and securitized loans.

Commercial Portfolio

      At September 30, 2001 and December 31, 2000, total commercial loans outstanding totaled $175.7 billion and $203.5 billion, respectively, or 52 percent of total loans and leases at both points in time. Domestic commercial loans, including commercial real estate, accounted for 85 percent of total commercial loans at both September 30, 2001 and December 31, 2000.

      Commercial - domestic loans outstanding totaled $126.4 billion and $146.0 billion at September 30, 2001 and December 31, 2000, respectively, or 37 percent of total loans and leases at both points in time. The Corporation had commercial
- domestic loan net charge-offs of $1.2 billion, or 1.20 percent of average commercial - domestic loans, for the nine months ended September 30, 2001, compared to $583 million, or 0.52 percent, for the nine months ended September 30, 2000. Net charge-offs increased primarily due to deterioration in credit quality stemming from the weak economic environment and the sale of distressed loans in 2001. Nonperforming commercial - domestic loans were $2.7 billion, or
2.14 percent of commercial - domestic loans, at September 30, 2001, compared to $2.8 billion, or 1.90 percent, at December 31, 2000. The decline in nonperformers was primarily driven by sales of nonperforming loans in 2001, partially offset by the addition of four large credits as well as smaller credits across various industries and business segments. Two of the four large credits occurred in the first quarter of 2001 when a client in the utilities industry and a client in the chemical and plastics industry filed for bankruptcy. The other two credits occurred in the second quarter of 2001 in the apparel industry and the computer services industry. Commercial - domestic loans past due 90 days or more and still accruing interest were $133 million at September 30, 2001, compared to $141 million at December 31, 2000, or 0.10 percent of commercial - domestic loans at both points in time.

      Commercial - foreign loans outstanding totaled $25.4 billion and $31.1 billion at September 30, 2001 and December 31, 2000, respectively, or eight percent of total loans and leases at both points in time. The Corporation had commercial - foreign loan net charge-offs for the nine months ended September 30, 2001 of $148 million, or 0.72 percent of average commercial - foreign loans, compared to $52 million, or 0.24 percent of average commercial - foreign loans, for the nine months ended September 30, 2000. Nonperforming commercial - foreign loans were $566 million, or 2.23 percent of commercial - foreign loans, at September 30, 2001, compared to $486 million, or 1.56 percent, at December 31, 2000. The inflows for 2001 included one large credit in the steel industry during the third quarter. Commercial - foreign loans past due 90 days or more and still accruing interest were $142 million at September 30, 2001, compared to $37 million at December 31, 2000, or 0.56 percent and 0.12 percent of commercial
- foreign loans, respectively. For additional information, see the International Exposure discussion beginning on page 57.

      Commercial real estate - domestic loans totaled $23.6 billion and $26.2 billion at September 30, 2001 and December 31, 2000, respectively, and remained stable at seven percent of total loans and leases. Net charge-offs remained negligible at $22 million, or 0.12 percent of average commercial real estate - domestic loans, for the nine months ended September 30, 2001. Nonperforming commercial real estate - domestic loans were $257 million, or 1.09 percent of commercial real estate - domestic loans, at September 30, 2001, compared to $236 million, or 0.90 percent, at December 31, 2000. At September 30, 2001, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $8 million, or 0.03 percent of total commercial real estate - domestic loans, compared to $16 million, or 0.06 percent, at December 31, 2000. Table Eleven displays commercial real estate loans by geographic region and property type, including the portion of such loans which are nonperforming, and other real estate credit exposures.

      Table Twelve presents aggregate commercial loan and lease exposures by certain significant industries.

   Consumer Portfolio

      At September 30, 2001 and December 31, 2000, total consumer loans outstanding totaled $163.3 billion and $188.7 billion, respectively, or 48 percent of total loans and leases at both points in time. Approximately 65 percent and 70 percent of these loans were secured by first and second mortgages on residential real estate at September 30, 2001 and December 31, 2000, respectively.

      In 1999, the Federal Financial Institutions Examination Council (FFIEC) issued the Uniform Classification and Account Management Policy (the Policy) which provides guidance for and promotes consistency among banks on the charge-off treatment of delinquent and bankruptcy-related consumer loans.

      Residential mortgage loans decreased to $77.0 billion at September 30, 2001, compared to $84.4 billion at December 31, 2000, or 23 percent and 22 percent of total loans and leases, respectively. This decrease was primarily due to an $8.5 billion securitization in the third quarter of 2001. Net charge-offs on residential mortgage loans remained negligible at $20 million, or 0.03 percent of average residential mortgage loans, for the nine months ended September 30, 2001. Nonperforming residential mortgage loans decreased $60 million to $491 million at September 30, 2001. The decline in nonperformers was driven by the sale of approximately $200 million of nonperforming loans in the third quarter of 2001.

      Home equity loans increased to $22.3 billion at September 30, 2001 compared to $21.6 billion at December 31, 2000 or seven percent and six percent of total loans and leases, respectively. Net charge-offs on home equity loans remained negligible at $14 million, or 0.08 percent of average home equity loans, for the nine months ended September 30, 2001. Nonperforming home equity loans increased by $29 million to $61 million at September 30, 2001 compared to $32 million at December 31, 2000.

      Consumer finance loans outstanding totaled $5.4 billion and $25.8 billion at September 30, 2001 and December 31, 2000, respectively, or two percent and seven percent of total loans and leases, respectively. Consumer finance nonperforming loans decreased $1.1 billion to $9 million at September 30, 2001. These decreases were due to the transfer of approximately $21.4 billion of subprime real estate loans, of which $1.2 billion were nonperforming, to loans held for sale related to the exit of the subprime real estate lending business in the third quarter of 2001. The Corporation had consumer finance net charge-offs of $880 million, or 5.11 percent of average consumer finance loans, for the nine months ended September 30, 2001, compared to $184 million, or 1.02 percent, for the nine months ended September 30, 2000. The increase in charge-offs primarily reflected exit-related charge- offs of $635 million that were used to write down the subprime real estate loan portfolio to estimated market value in the third quarter of 2001. In addition, a weakened economic environment as well as the effect of the FFIEC charge- off policy adopted in the fourth quarter of 2000 contributed to the net charge-off increase.

      Bankcard receivables increased to $18.0 billion at September 30, 2001, compared to $14.1 billion at December 31, 2000. Net charge-offs on bankcard receivables for the nine months ended September 30, 2001 were $464 million, or
3.89 percent of average bankcard receivables, compared to $237 million, or 3.30 percent, for the nine months ended September 30, 2000. The increase in charge-offs was primarily a result of growth in the portfolio outstandings and an increase in personal bankruptcy filings. Managed bankcard net charge-offs increased $142 million to $852 million, while the managed net charge-off ratio decreased 8 basis points to 4.71 percent for the nine months ended September 30, 2001. Bankcard loans past due 90 days or more and still accruing interest were $280 million, or 1.55 percent of bankcard receivables, at September 30, 2001, compared to $191 million, or 1.36 percent, at December 31, 2000.

       Other consumer loans, which include direct and indirect consumer and foreign consumer loans, were $40.6 and $42.8 billion at September 30, 2001 and December 31, 2000, respectively. Direct and indirect consumer loan net charge-offs were $234 million, or 0.78 percent of average direct and indirect consumer loans outstanding, for the nine months ended September 30, 2001, compared to $213 million, or 0.68 percent of the average balance outstanding, for the comparable period in 2000. Foreign consumer loan net charge-offs were $3 million and $2 million, or 0.21 percent and 0.14 percent of average foreign consumer loans, for the nine months ended September 30, 2001 and 2000, respectively.

      Excluding bankcard, total consumer loans past due 90 days or more and still accruing interest were $128 million, or 0.08 percent of total consumer loans, at September 30, 2001, compared to $110 million, or 0.06 percent, at December 31, 2000.

  Nonperforming Assets

      As presented in Table Eight, nonperforming assets decreased to $4.5 billion, or 1.33 percent of loans, leases and foreclosed properties, at September 30, 2001 from $5.5 billion, or 1.39 percent, at December 31, 2000.

Nonperforming loans decreased to $4.1 billion at September 30, 2001 from $5.2 billion at December 31, 2000, primarily due to the transfer of $1.2 billion of nonperforming subprime real estate loans from the loans and leases portfolio to loans held for sale included in other assets related to the decision to exit the subprime real estate lending business and due to sales of nonperforming commercial - domestic and residential mortgage loans in 2001. These decreases were partially offset by nonperforming inflows in the commercial - domestic, commercial - foreign, residential mortgage and home equity lines portfolios. Credit deterioration in loans continued as companies and individuals were affected by the weakening economic environment. Foreclosed properties increased to $404 million at September 30, 2001, compared to $249 million at December 31, 2000.

      Table Nine presents the additions to and reductions in nonperforming assets in the consumer and commercial portfolios during the most recent five quarters.

Table Nine
Nonperforming Assets

-----------------------------------------------------------------------------------------------------------------------------
                                                                  Third       Second       First      Fourth      Third
                                                                 Quarter      Quarter     Quarter     Quarter    Quarter
(Dollars in millions)                                              2001        2001         2001       2000       2000
-----------------------------------------------------------------------------------------------------------------------------

Balance, beginning of period                                       $6,195       $5,897      $5,457      $4,403     $3,886
-----------------------------------------------------------------------------------------------------------------------------
Commercial
  Additions to nonperforming assets:
    New nonaccrual loans and foreclosed properties                    761        1,376       1,315       1,954        913
    Advances on loans                                                  32           33          26          28         19
-----------------------------------------------------------------------------------------------------------------------------
      Total commercial additions                                      793        1,409       1,341       1,982        932
-----------------------------------------------------------------------------------------------------------------------------
  Reductions in nonperforming assets:
    Paydowns, payoffs and sales                                      (635)        (732)       (398)       (288)      (179)
    Returns to performing status                                      (86)         (19)       (126)        (73)       (72)
    Charge-offs/(1)/                                                 (513)        (525)       (467)       (774)      (243)
    Transfers to assets held for sale                                   -            -           -           -        (63)
-----------------------------------------------------------------------------------------------------------------------------
      Total commercial reductions                                  (1,234)      (1,276)       (991)     (1,135)      (557)
-----------------------------------------------------------------------------------------------------------------------------
        Total commercial net additions (reductions) to
          nonperforming assets                                       (441)         133         350         847        375
-----------------------------------------------------------------------------------------------------------------------------
Consumer
  Additions to nonperforming assets:
    New nonaccrual loans and foreclosed properties                    694          836         819         834        722
-----------------------------------------------------------------------------------------------------------------------------
      Total consumer additions                                        694          836         819         834        722
-----------------------------------------------------------------------------------------------------------------------------
  Reductions in nonperforming assets:
    Paydowns, payoffs and sales                                      (413)        (159)       (135)        (95)      (110)
    Returns to performing status                                     (256)        (440)       (483)       (391)      (402)
    Charge-offs/(1)/                                                  (69)         (69)       (101)       (135)       (64)
    Transfers to assets held for sale/(2)/                         (1,187)          (3)        (10)         (6)        (4)
-----------------------------------------------------------------------------------------------------------------------------
      Total consumer reductions                                    (1,925)        (671)       (729)       (627)      (580)
-----------------------------------------------------------------------------------------------------------------------------
        Total consumer net additions (reductions) to
          nonperforming assets                                     (1,231)         165          90         207        142
-----------------------------------------------------------------------------------------------------------------------------
          Total net additions (reductions) to nonperforming
            assets                                                 (1,672)         298         440       1,054        517
-----------------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                           $4,523       $6,195      $5,897      $5,457     $4,403
=============================================================================================================================

(1) Certain loan products, including commercial bankcard, consumer bankcard and other unsecured loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2) Primarily related to the exit of the subprime real estate lending business in the third quarter of 2001.

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

      During the nine months ended September 30, 2001, the Corporation sold approximately $1.7 billion of nonperforming and poorly performing commercial and consumer loans. The Corporation expects to continue to aggressively manage credit risk and exit problem credits where practical.

      Note Five of the consolidated financial statements provides the reported investment in specific loans considered to be impaired at September 30, 2001 and December 31, 2000. The Corporation's investment in specific loans that were considered to be impaired at September 30, 2001 was $3.6 billion, compared to $3.8 billion at

December 31, 2000. Commercial - domestic impaired loans decreased $261 million to $2.6 billion at September 30, 2001 compared to December 31, 2000. Commercial - foreign impaired loans increased $61 million to $582 million. Commercial real estate - domestic impaired loans decreased $21 million to $391 million.


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

      Portions of the allowance for credit losses are assigned to cover the estimated probable incurred credit losses in each loan and lease category based on the results of the Corporation's detail review process described above. The assigned portion continues to be weighted toward the commercial loan portfolio, which reflected a higher level of nonperforming loans and the potential for higher individual losses. The remaining or unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic conditions. This procedure helps to minimize the risk related to the margin of imprecision inherent in the estimation of the assigned allowances for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components and believes that the allowance for credit losses reflected management's best estimate of incurred credit losses as of the balance sheet date.

      The provision for credit losses increased $1.6 billion to $2.9 billion for the nine months ended September 30, 2001, compared to the same period in 2000. The increase in the provision was primarily driven by increased credit deterioration related to a slowing economy as well as a provision for credit losses of $395 million in the consumer finance portfolio related to the Corporation's strategic decision to exit the subprime real estate lending business. The $395 million provision was combined with an existing allowance for credit losses of $240 million and used to write down the subprime real estate loan portfolio to estimated market value.

      The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting loan collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at September 30, 2001. Table Ten provides the changes in the allowance for credit losses for the three months and nine months ended September 30, 2001 and 2000.

Table Ten
Allowance for Credit Losses

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months                    Nine Months
                                                                         Ended September 30              Ended September 30
                                                                   -----------------------------------------------------------------
(Dollars in millions)                                                     2001            2000            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                             $ 6,911         $ 6,815         $ 6,838         $ 6,828
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic                                                       (471)           (214)         (1,376)           (671)
Commercial - foreign                                                         (71)            (33)           (179)            (80)
Commercial real estate - domestic                                             (5)             (3)            (27)            (25)
Commercial real estate - foreign                                               -              (1)              -              (1)
------------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                       (547)           (251)         (1,582)           (777)
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                         (11)             (8)            (30)            (22)
Home equity lines                                                             (8)             (4)            (23)            (14)
Direct/Indirect consumer                                                    (133)           (102)           (364)           (357)
Consumer finance /(1)/                                                      (734)           (112)           (948)           (294)
Bankcard                                                                    (204)            (92)           (524)           (277)
Other consumer - domestic                                                    (16)            (16)            (48)            (32)
Foreign consumer                                                              (1)             (1)             (4)             (3)
------------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                       (1,107)           (335)         (1,941)           (999)
------------------------------------------------------------------------------------------------------------------------------------
          Total loans and leases charged off                              (1,654)           (586)         (3,523)         (1,776)
------------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                         59              29             141              88
Commercial - foreign                                                          14              10              31              28
Commercial real estate - domestic                                              1               5               5              15
Commercial real estate - foreign                                               -               1               -               3
------------------------------------------------------------------------------------------------------------------------------------
     Total commercial                                                         74              45             177             134
------------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                           4               2              10               8
Home equity lines                                                              4               2               9               6
Direct/Indirect consumer                                                      39              41             130             144
Consumer finance                                                              14              44              68             110
Bankcard                                                                      23              13              60              40
Other consumer - domestic                                                      5               4              18               8
Foreign consumer                                                               -               -               1               1
------------------------------------------------------------------------------------------------------------------------------------
     Total consumer                                                           89             106             296             317
------------------------------------------------------------------------------------------------------------------------------------
          Total recoveries of loans and leases previously charged off        163             151             473             451
------------------------------------------------------------------------------------------------------------------------------------
               Net charge-offs                                            (1,491)           (435)         (3,050)         (1,325)
------------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses /(2)/                                          1,251             435           2,886           1,325
Other, net                                                                    (6)            (76)             (9)            (89)
------------------------------------------------------------------------------------------------------------------------------------
     Balance, September 30                                               $ 6,665         $ 6,739         $ 6,665         $ 6,739
====================================================================================================================================
Loans and leases outstanding at September 30                            $339,018        $402,592        $339,018        $402,592
Allowance for credit losses as a percentage of loans and leases
    outstanding at September 30                                             1.97 %          1.67 %          1.97 %          1.67 %
Average loans and leases outstanding during the period                  $357,726        $402,763        $376,261        $390,296
Annualized net charge-offs as a percentage of average outstanding
   loans and leases during the period                                       1.65 %           .43 %          1.08 %           .45 %
Allowance for credit losses as a percentage of nonperforming
   loans at end of period                                                 161.81          161.32          161.81          161.32
====================================================================================================================================

(1) Includes $635 million related to the exit of the subprime real estate lending business in the third quarter of 2001.
(2) Includes $395 million related to the exit of the subprime real estate lending business in the third quarter of 2001.

Concentrations of Credit Risk

      In an effort to minimize the adverse impact of any single event or set of events, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Eleven, Twelve and Thirteen.

      The Corporation maintains a diverse commercial loan portfolio, representing 52 percent of total loans and leases at September 30, 2001. The largest concentration is in commercial real estate, which represents seven percent of total loans and leases at September 30, 2001. The exposures presented in Table Eleven represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposures included in the table do not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

Table Eleven
Commercial Real Estate Loans, Foreclosed Properties and Other Real Estate Credit Exposures

----------------------------------------------------------------------------------------------------------------------------
September 30, 2001

                                                                    Loans                                       Other
                                                   --------------------------------------    Foreclosed         Credit
(Dollars in millions)                                  Outstanding     Nonperforming       Properties /(1)/  Exposures /(2)/
----------------------------------------------------------------------------------------------------------------------------
By Geographic Region /(3)/
California                                                 $5,361          $ 33                  $2           $ 1,163
Southwest                                                   3,349            28                   1               927
Northwest                                                   2,523            24                   2               189
Florida                                                     2,494            25                   -               503
Geographically diversified                                  2,377             -                   -               333
Midwest                                                     1,822            26                  26               704
Mid-Atlantic                                                1,542            22                   -               471
Carolinas                                                   1,447             7                   -               181
Midsouth                                                    1,340             4                   -               380
Northeast                                                     701            50                   -               790
Other states                                                  651            38                  47               289
Non-US                                                        366             2                   -                 9
----------------------------------------------------------------------------------------------------------------------
     Total                                                $23,973          $259                 $78            $5,939
======================================================================================================================
By Property Type
Office buildings                                           $4,619           $19                 $ -             $ 619
Apartments                                                  4,163            22                   -             1,534
Residential                                                 3,368            30                   -               213
Shopping centers/retail                                     3,165            10                  17             1,010
Industrial/warehouse                                        2,359            33                  16               226
Land and land development                                   1,476             1                   7               193
Hotels/motels                                               1,206            34                  15               428
Multiple use                                                  790             1                   -                67
Miscellaneous commercial                                      417             1                   -                26
Unsecured                                                     168             -                   -               391
Other                                                       1,876           106                  23             1,223
Non-US                                                        366             2                   -                 9
----------------------------------------------------------------------------------------------------------------------
     Total                                                $23,973          $259                 $78            $5,939
======================================================================================================================

(1) Foreclosed properties include commercial real estate loans only.
(2) Other credit exposures include letters of credit and loans held for sale.
(3) Distribution based on geographic location of collateral.


     Table Twelve presents the ten largest industries included in the commercial loan and lease portfolio at September 30, 2001 and the respective balances at December 31, 2000. Total commercial loans outstanding, excluding commercial real estate loans, comprised 45 percent of total loans and leases at both September 30, 2001 and December 31, 2000, respectively. No commercial industry concentration is greater than 3.2 percent of total loans and leases.

Table Twelve
Significant Industry Loans and Leases (1)

-------------------------------------------------------------------------------------------------------------------
                                                  September 30, 2001                      December 31, 2000
                                            -----------------------------------------------------------------------
                                                            Percent of Total                       Percent of Total
(Dollars in millions)                       Outstanding     Loans and Leases        Outstanding    Loans and Leases
-------------------------------------------------------------------------------------------------------------------

Transportation                                  $10,801                  3.2 %          $11,704             3.0 %
Business services                                 7,855                  2.3              8,883             2.3
Media                                             7,362                  2.2              9,322             2.4
Equipment and general manufacturing               7,039                  2.1              8,982             2.3
Agribusiness                                      6,169                  1.8              7,672             2.0
Healthcare                                        6,000                  1.8              7,201             1.8
Telecommunications                                5,918                  1.7              6,801             1.7
Autos                                             5,848                  1.7              6,741             1.7
Retail                                            5,180                  1.5              7,049             1.8
Oil and gas                                       4,733                  1.4              5,299             1.4
===================================================================================================================

(1) Includes only non-real estate commercial loans and leases.


International Exposure

      Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries that have been negatively impacted by global economic pressure. These include most countries in the three regions where the Corporation has exposure: Asia, Europe, and Latin America.

      In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Thirteen sets forth selected regional foreign exposure at September 30, 2001. The countries selected represent those that are sometimes considered as having higher credit and foreign exchange risk. At September 30, 2001, the Corporation's total exposure to these select countries was $23.6 billion, a decrease of $6.7 billion from December 31, 2000, primarily due to reductions in exposure to Japan and to most other countries in Asia, Europe and Latin America, with the exception of Brazil. Table Thirteen is based on the FFIEC's instructions for periodic reporting of foreign exposure.

       As part of the Corporation's ongoing, normal risk management process, the Corporation has significantly reduced its credit exposure to Argentina. The Corporation has $726 million of credit exposure in Argentina, a country experiencing considerable economic difficulties. The current risk of default is expected to be with Argentine government bonds. At September 30, 2001, the Corporation's credit exposure related to Argentine government bonds was approximately $70 million. The Corporation continues to assess its credit exposure to Argentina.

Table Thirteen
Selected Regional Foreign Exposure

------------------------------------------------------------------------------------------------------------------------------------
                                                    Derivatives                                              Total        Increase/
                                                       (Net                     Total         Gross         Binding      (Decrease)
                           Loans                     Positive   Securities/     Cross-         Local        Exposure        from
                          and Loan       Other       Mark-to-     Other        border        Country     September 30,  December 31,
(Dollars in millions)   Commitments  Financing/(1)/   Market)   Investments Exposure/(2)/ Exposure/(3)/       2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Region/Country
Asia

China                    $      92     $     64      $    23     $     80     $     259     $      90      $      349     $      29
Hong Kong                      169           50           27          111           357         3,643           4,000          (564)
India                          667           67           60           35           829         1,007           1,836          (373)
Indonesia                      231            8           19           14           272            22             294          (101)
Japan                          741           66          276        2,934         4,017           339           4,356        (2,738)
Korea (South)                  230          463           37           16           746           795           1,541          (679)
Malaysia                        54            9            1            -            64           259             323          (199)
Pakistan                        15            6            -            2            23             -              23             5
Philippines                    181           14           15           43           253            93             346           (45)
Singapore                      187            9           54            6           256           928           1,184          (290)
Taiwan                         262           61           21            -           344           519             863          (266)
Thailand                        41           11           27           29           108           331             439            32
Other                            2           15            -            -            17            98             115           (17)
------------------------------------------------------------------------------------------------------------------------------------
  Total                  $   2,872     $    843      $   560     $  3,270     $   7,545     $   8,124      $   15,669     $  (5,206)
------------------------------------------------------------------------------------------------------------------------------------
Central and Eastern
  Europe

Russian Federation       $       -     $      1      $     -     $      3     $       4     $       -      $        4     $       2
Turkey                          51           28            1           34           114             -             114          (218)
Other                           70           18           14          183           285            57             342            98
------------------------------------------------------------------------------------------------------------------------------------
  Total                  $     121     $     47      $    15     $    220     $     403     $      57      $      460     $    (118)
------------------------------------------------------------------------------------------------------------------------------------

Latin America

Argentina                $     363     $     87      $    35     $    138     $     623     $     103      $      726     $    (348)
Brazil                         975          337           34          193         1,539           855           2,394           130
Chile                          354           13           32            3           402           143             545          (435)
Colombia                       125           16           14            6           161             -             161          (125)
Mexico                       1,134          295          117        1,312         2,858           121           2,979          (457)
Venezuela                      128           16            7          214           365             8             373          (106)
Other                          153           63           11           98           325             -             325           (37)
------------------------------------------------------------------------------------------------------------------------------------
  Total                  $   3,232     $    827      $   250     $  1,964     $   6,273     $   1,230      $    7,503     $  (1,378)
------------------------------------------------------------------------------------------------------------------------------------
    Total                $   6,225     $  1,717      $   825     $  5,454     $  14,221     $   9,411      $   23,632     $  (6,702)
====================================================================================================================================

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

      The objective of the Corporation's Risk Management group (Risk Management) is to provide senior management with independent, timely assessments of the bottom line impacts of all market risks facing the Corporation and to monitor those impacts against trading limits. Risk Management monitors the changing aggregate position of the Corporation and projects the profit and loss levels that would result from both normal and extreme market moves. In addition, Risk Management is responsible for ensuring that reasonable policies and procedures that conform to the Board's risk preferences are in place and enforced. These policies and procedures encompass the limit process, risk reporting, new product review and model review.

                Histogram of Daily Market Risk-Related Revenue
                    Twelve Months Ended September 30, 2001


                                   [GRAPHIC]


Daily Market Risk-Related Revenue                          Number
(Dollars in millions)                                     of Days

------------------------------------------------------------------
Less than $(10)                                                 6
$(5) to $(10)                                                   1
$(5) to $0                                                     14
$0 to $5                                                       22
$5 to $10                                                      55
$10 to $15                                                     40
$15 to $20                                                     45
$20 to $25                                                     30
$25 to $30                                                     24
$30 to $35                                                      4
$35 to $40                                                      3
$40 to $45                                                      1
Greater than $45                                                5


            Market risk-related revenue includes trading revenue and trading-related net interest income, which encompass both proprietary trading and customer-related activities. During 2001, the Corporation has continued its efforts to build on its client franchise and reduce the proportion of proprietary trading revenue to total revenue. The success of these efforts can be seen in the histogram above. During the twelve months ended September 30, 2001, the Corporation recorded positive daily market risk-related revenue for 229 of 250 trading days. Furthermore, of the 21 days that showed negative revenue, only six days were greater than $10 million.

   Value at Risk

      Value at Risk (VAR) is the key measure of market risk for the Corporation. VAR represents the maximum amount that the Corporation has placed at risk of loss, with a 99 percent degree of confidence, in the course of its risk taking activities. Its purpose is to describe the amount of capital required to absorb potential losses from adverse market movements.

      As the following graph shows, during the twelve months ended September 30, 2001, actual market risk-related revenue exceeded VAR measures three days out of 250 total trading days. During the same period, actual market risk-related losses exceeded VAR measures one day out of 250 total trading days. This occurred immediately following the events of September 11, 2001, due to extreme market conditions. Given the 99 percent confidence interval captured by VAR, market risk-related revenue or losses would be expected to exceed VAR measures approximately once every 100 trading days, or two to three times each year.

                            Trading Risk and Return
                   Daily VAR and Market Risk-Related Revenue









                                   [GRAPHIC]

Line graph representation of Daily Market Risk-Related Revenue and VAR for the twelve months ended September 30, 2001. During the period, the daily market risk-related revenue ranged from $(56) million to $49 million. Over the same period. VAR ranged from $25 million to $70 million.

      The following table summarizes the VAR in the Corporation's trading portfolios for the twelve months ended September 30, 2001 and 2000:



Table Fourteen
Trading Activities Market Risk

-----------------------------------------------------------------------------------------------------------------------
                                                        Twelve Months Ended September 30
                                              -------------------------------------------------------------------------
                                                            2001                              2000
                                              -------------------------------------------------------------------------
                                                Average      High         Low          Average     High         Low
(US Dollar equivalents in millions)            VAR /(1)/   VAR /(2)/   VAR /(2)/      VAR /(1)/   VAR /(2)/   VAR /(2)/
-----------------------------------------------------------------------------------------------------------------------
Interest rate                                    $ 32.6     $ 47.0      $ 16.3         $ 24.9      $ 35.5     $ 17.8
Foreign exchange                                    8.6       15.5         5.0           10.6        21.7        5.4
Commodities                                         3.0        8.2          .1            1.9         5.8         .5
Equities                                           14.6       28.0         5.5           29.5        41.5       16.5
Credit products                                     9.1       16.9         3.0           12.6        18.1        6.1
Real estate/mortgage                               29.5       55.5         8.3            7.0        11.3        2.5
Total trading portfolio                            49.2       69.9        25.1           42.1        53.0       30.7
----------------------------------------------------------------------------------------------------------------------

(1) The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2) The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the the individual portfolios may have occurred on different trading days.

      Total trading portfolio VAR increased during the twelve months ended September 30, 2001 relative to the twelve months ended September 30, 2000. This increase was due to increased activity in the interest rate business and the addition of mortgage banking assets to the VAR calculation for the real estate/mortgage portfolio in the first quarter of 2001. These increases were partially offset by a decrease in the equities business.

      In the fourth quarter of 2000, the methodology used to calculate VAR for the equities portfolio was changed. The net effect of the change was an approximate $20 million reduction in reported VAR for equities. VAR was not restated for previous quarters for this change.

      The following table summarizes the quarterly VAR in the Corporation's trading portfolios for the most recent four quarters:



Table Fifteen
Quarterly Trading Activities Market Risk

-------------------------------------------------------------------------------------------------------------
                                              Third Quarter 2001               Second Quarter 2001
                                     ------------------------------------------------------------------------
                                       Average      High         Low        Average      High       Low
(US Dollar equivalents in millions)   VAR /(1)/   VAR /(2)/   VAR /(2)/    VAR /(1)/   VAR /(2)/   VAR /(2)/
-------------------------------------------------------------------------------------------------------------
Interest rate                         $ 34.4      $ 47.0      $ 23.0       $ 38.8      $ 43.5      $ 32.6
Foreign exchange                         7.6        11.2         5.2          8.0        11.0         5.5
Commodities                              4.8         8.2         1.5          2.7         5.7         1.3
Equities                                16.2        19.1        12.7         18.1        25.1        13.5
Credit products                         13.0        15.8        10.3         10.7        16.9         6.6
Real estate/mortgage                    32.9        41.5        23.2         41.2        55.5        28.6
Total trading portfolio                 53.1        63.3        45.4         61.3        69.9        55.2
------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
                                                       First Quarter 2001                   Fourth Quarter 2000
                                               ------------------------------------------------------------------------
                                                Average      High         Low         Average      High        Low
(US Dollar equivalents in millions)            VAR /(1)/   VAR /(2)/   VAR /(2)/     VAR /(1)/   VAR /(2)/   VAR /(2)/
-----------------------------------------------------------------------------------------------------------------------
Interest rate                                  $ 32.1       $ 46.2      $ 26.9       $ 25.2      $ 42.2       $ 16.3
Foreign exchange                                  8.2         12.8         5.0         10.6        15.5          5.7
Commodities                                       1.8          3.8          .9         2.8         4.8          1.5
Equities                                         13.1         22.5         8.9         10.4        21.6          5.5
Credit products                                   6.2          8.0         3.0          6.3         8.5          3.2
Real estate/mortgage                             33.7         43.4         8.8          9.6        11.1          8.3
Total trading portfolio                          50.0         59.6        42.4         32.0        45.5         25.1
-----------------------------------------------------------------------------------------------------------------------


(1) The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2) The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

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

     The Corporation specifically reviews the impact on net interest income of parallel and non-parallel shifts in the yield curve over different time horizons. At September 30, 2001, the interest rate risk position of the Corporation was relatively neutral to parallel shifts in the yield curve as the impact on net interest income of a 100 basis point parallel shift, up or down, over either two months (rapid) or twelve months (gradual) would be less than one and one-half percent. A non-parallel shift in interest rates has been more prevalent during 2001. Given a steepening or flattening in the yield curve of 50 basis points, the Corporation's position at September 30, 2001 was also neutral as the impact of such a change on net interest income would be less than one-half percent.

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

      Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, allow the Corporation to effectively manage its interest rate risk position. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as the Corporation's equity investments in foreign subsidiaries. As reflected in Table Sixteen, the notional amount of the Corporation's receive fixed and pay fixed interest rate swaps at September 30, 2001 was $70.5 billion and $25.9 billion, respectively. The receive fixed interest rate swaps are primarily converting variable rate commercial loans to fixed rate. The net receive fixed position at September 30, 2001 was $44.6 billion notional compared to $48.8 billion notional at December 31, 2000. The Corporation had $15.7 billion notional and $14.7 billion notional of basis swaps at September 30, 2001 and December 31, 2000, respectively, linked primarily to loans and long-term debt. At September 30, 2001, the notional amount of option products being used in the Corporation's ALM process netted to zero, consisting of a $3.5 billion long position and a $3.5 billion short position, compared to $22.5 billion notional of option products at December 31, 2000. The Corporation had $7.1 billion notional and $24.8 billion notional of futures and forward rate contracts at September 30, 2001 and December 31, 2000, respectively. In addition, open foreign exchange contracts at September 30, 2001 had a notional amount of $22.7 billion compared to $19.0 billion at December 31, 2000.

      Table Sixteen also summarizes the expected maturity and the average estimated duration, weighted average receive and pay rates and the net unrealized gains and losses at September 30, 2001 and December 31, 2000 of the Corporation's open ALM interest rate swaps, as well as the expected maturity and net unrealized gains and losses at September 30, 2001 and December 31, 2000 of the Corporation's open ALM basis swaps, options, futures and forward rate and foreign exchange contracts. Unrealized gains and losses are based on the last repricing and will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. The ALM swap portfolio had a net unrealized gain of $2.6 billion and $364 million at September 30, 2001 and December 31, 2000, respectively. The ALM option products had a net unrealized loss of $3 million and $157 million at September 30, 2001 and December 31, 2000, respectively. The ALM futures and forward rate contracts had a net unrealized loss of $24 million and $52 million at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, open foreign exchange contracts had a net unrealized loss of $222 million and $387 million, respectively.

      The amount of unamortized net realized deferred gains associated with closed ALM swaps was $525 million and $25 million at September 30, 2001 and December 31, 2000, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $13 million and $95 million at September 30, 2001 and December 31, 2000, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $34 million and $15 million at September 30, 2001 and December 31, 2000, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at September 30, 2001 and December 31, 2000. Of these unamortized net realized deferred gains, $457 million was included in accumulated other comprehensive income at September 30, 2001.

      Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet positions should not be viewed in isolation.

Table Sixteen
Asset and Liability Management Interest Rate and Foreign Exchange Contracts

-----------------------------------------------------------------------------------------------------------------------------------
September 30, 2001
                                                   Expected Maturity
                                               -----------------------------------------------------------------------      Average
(Dollars in millions, average       Fair                                                                         After     Estimated
estimated duration in years)       Value      Total       2001      2002         2003         2004     2005       2005      Duration
-----------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps         $ 3,486                                                                                    3.93
   Notional value                           $ 70,483     $  205    $ 5,609     $ 8,661     $ 8,202    $ 9,898   $ 37,908
   Weighted average receive rate                5.72%      6.67%      4.52%       4.96%       5.87%      6.65%      5.79%

Total pay fixed swaps                (895)                                                                                   4.40
   Notional value                           $ 25,901     $   18     $  828     $ 6,730     $ 4,348    $ 2,679   $ 11,298
   Weighted average pay rate                    5.37%      7.49%      6.96%       4.72%       4.32%      6.77%      5.71%
Basis swaps                             9
   Notional value                           $ 15,700     $    -     $    -     $     -     $ 9,000    $   500   $  6,200
                                   ------
       Total swaps                  2,600
-----------------------------------------------------------------------------------------------------------------------------------
Option products                        (3)
   Notional amount                          $      -
Futures and forward rate contracts    (24)
   Notional amount                          $  7,100    $ 7,100
-----------------------------------------------------------------------------------------------------------------------------------
       Total open interest rate
         contracts                  2,573
-----------------------------------------------------------------------------------------------------------------------------------
Closed interest rate
  contracts/(1)/                      504
-----------------------------------------------------------------------------------------------------------------------------------
       Net interest rate contract
         position                   3,077
-----------------------------------------------------------------------------------------------------------------------------------
Open foreign exchange contracts      (222)
   Notional amount                          $ 22,709    $   797    $ 2,214     $ 3,560     $ 4,835    $ 6,644   $  4,659
-----------------------------------------------------------------------------------------------------------------------------------
       Total ALM contracts        $ 2,855
===================================================================================================================================



-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2000
                                                   Expected Maturity
                                               -----------------------------------------------------------------------      Average
(Dollars in millions, average       Fair                                                                         After     Estimated
estimated duration in years)       Value      Total       2001      2002         2003         2004     2005       2005      Duration
-----------------------------------------------------------------------------------------------------------------------------------


Open interest rate contracts
Total receive fixed swaps         $   900                                                                                    3.65
   Notional amount                          $ 62,485    $ 4,001    $ 7,011     $ 9,787     $12,835    $15,853   $ 12,998
   Weighted average receive rate                6.39%      6.28%      6.71%       5.53%       6.45%      6.76%      6.41%

Total pay fixed swaps                (529)                                                                                   5.66
   Notional amount                          $ 13,640    $ 1,878     $1,064     $   114    $     20    $ 2,584   $  7,980
   Weighted average pay rate                    6.72%      5.86%      6.39%       7.14%       5.85%      7.05%      6.82%
Basis swaps                            (7)
   Notional amount                           $14,739    $   576     $1,669     $   442    $  7,700    $ 4,317   $     35
                                   ------
       Total swaps                    364
-----------------------------------------------------------------------------------------------------------------------------------
Option products                      (157)
   Notional amount                           $22,477    $ 2,087     $  868     $ 1,575    $  7,882    $ 4,101   $  5,964
Futures and forward rate contracts    (52)
   Notional amount                           $24,818    $19,068     $5,750     $     -    $      -    $     -   $      -
-----------------------------------------------------------------------------------------------------------------------------------
     Total open interest rate
       contracts                      155
-----------------------------------------------------------------------------------------------------------------------------------
Closed interest rate
 contracts/(1)/                       105
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest rate contract
       position                       260
-----------------------------------------------------------------------------------------------------------------------------------
Open foreign exchange contracts      (387)
    Notional amount                          $18,958    $ 1,059     $2,179    $  3,472    $  4,472    $ 5,821   $  1,955
-----------------------------------------------------------------------------------------------------------------------------------
      Total ALM contracts          $ (127)
===================================================================================================================================

(1) Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.

       In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the loan funding date. To manage this risk, the Corporation enters into various financial instruments including forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $18.4 billion at September 30, 2001 with associated net unrealized losses of $82 million. At December 31, 2000, the notional amount of such contracts was $9.7 billion with associated net unrealized losses of $53 million. These contracts have an average expected maturity of less than 90 days.

Table Seventeen
Selected Quarterly Financial Data

--------------------------------------------------------------------------------------------------------------------------------
                                                                                               2001 Quarters
                                                                            ----------------------------------------------------
(Dollars in millions, except per share information)                             Third            Second            First
--------------------------------------------------------------------------------------------------------------------------------
Operating Basis/(1)/
------------------
Income statement
Net interest income                                                                $ 5,204          $ 5,030          $ 4,639
Net interest income (taxable-equivalent basis)                                       5,290            5,117            4,721
Noninterest income                                                                   3,429            3,741            3,780
Total revenue                                                                        8,633            8,771            8,419
Total revenue (taxable-equivalent basis)                                             8,719            8,858            8,501
Provision for credit losses                                                            856              800              835
Gains (losses) on sales of securities                                                   97               (7)              (8)
Other noninterest expense                                                            4,606            4,821            4,654
Income before income taxes                                                           3,268            3,143            2,922
Income tax expense                                                                   1,177            1,120            1,052
Net income                                                                           2,091            2,023            1,870
Average diluted common shares issued and outstanding (in thousands)              1,634,063        1,632,964        1,631,099
--------------------------------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                                              1.29%            1.24 %           1.17 %
Return on average common shareholders' equity                                        16.87            16.67            15.86
Efficiency ratio                                                                     52.82            54.44            54.73
Net interest yield                                                                    3.78             3.61             3.39
Shareholder value added                                                              $ 824            $ 791            $ 679
--------------------------------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                                            $ 1.31           $ 1.26           $ 1.16
Diluted earnings                                                                      1.28             1.24             1.15
--------------------------------------------------------------------------------------------------------------------------------
Cash basis financial data /(2)/
Earnings                                                                           $ 2,310          $ 2,246          $ 2,093
Earnings per common share                                                             1.44             1.40             1.30
Diluted earnings per common share                                                     1.41             1.38             1.28
Return on average assets                                                              1.43%            1.37 %           1.31 %
Return on average common shareholders' equity                                        18.64            18.52            17.75
Efficiency ratio                                                                     50.32            51.92            52.11
--------------------------------------------------------------------------------------------------------------------------------
As Reported
-----------
Income statement
Net interest income                                                                $ 5,204          $ 5,030          $ 4,639
Noninterest income                                                                   3,429            3,741            3,780
Total revenue                                                                        8,633            8,771            8,419
Provision for credit losses                                                          1,251              800              835
Gains (losses) on sales of securities                                                   97               (7)              (8)
Business exit costs                                                                  1,305                -                -
Other noninterest expense                                                            4,606            4,821            4,654
Income before income taxes                                                           1,568            3,143            2,922
Income tax expense                                                                     727            1,120            1,052
Net income                                                                             841            2,023            1,870
--------------------------------------------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                                               .52 %           1.24 %           1.17 %
Return on average common shareholders' equity                                         6.78            16.67            15.86
Total equity to total assets (period-end)                                             7.83             7.88             8.02
Total average equity to total average assets                                          7.66             7.43             7.38
Dividend payout ratio                                                               106.49            44.35            48.14
--------------------------------------------------------------------------------------------------------------------------------
Per common share data
Earnings                                                                            $  .52          $  1.26          $  1.16
Diluted earnings                                                                       .51             1.24             1.15
Cash dividends paid                                                                    .56              .56              .56
Book value                                                                           31.66            30.75            30.47
--------------------------------------------------------------------------------------------------------------------------------
Cash basis financial data /(2)/
Earnings                                                                           $ 1,060          $ 2,246          $ 2,093
Earnings per common share                                                              .66             1.40             1.30
Diluted earnings per common share                                                      .65             1.38             1.28
Return on average assets                                                               .65 %           1.37 %           1.31 %
Return on average common shareholders' equity                                         8.55            18.52            17.75
--------------------------------------------------------------------------------------------------------------------------------
Balance sheet (period-end)
Total loans and leases                                                            $339,018         $380,425         $382,677
Total assets                                                                       640,105          625,525          609,755
Total deposits                                                                     359,870          363,486          352,460
Long-term debt                                                                      61,213           63,243           67,044
Trust preferred securities                                                           4,955            4,955            4,955
Common shareholders' equity                                                         50,084           49,234           48,815
Total shareholders' equity                                                          50,151           49,302           48,886
--------------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios (period-end)
Tier 1 capital                                                                        7.95 %           7.90 %           7.65 %
Total capital                                                                        12.12            12.09            11.84
Leverage ratio                                                                        6.59             6.50             6.41
--------------------------------------------------------------------------------------------------------------------------------
Market price per share of common stock
 Closing                                                                           $ 58.40          $ 60.03          $ 54.75
 High                                                                                65.54            62.18            55.94
 Low                                                                                 50.25            48.65            45.00
--------------------------------------------------------------------------------------------------------------------------------

(1) Operating basis excludes provision for credit losses of $395 million and noninterest expense of $1,305 million related to the exit of certain consumer finance businesses in the third quarter of 2001.

(2) Cash basis calculations exclude goodwill and other intangible amortization expense.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

           See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management" on page 59 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.


-------------------------------------------------------------------------------
Part II.  Other Information
-------------------------------------------------------------------------------


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

                 The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger between NationsBank Corporation (NationsBank) and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss. Discovery, for the most part, has been completed. Pretrial proceedings are scheduled to conclude by December 2001, and the court has ordered the parties to be ready for trial in March 2002. A former NationsBank stockholder who opted out of the federal class action has commenced an action asserting claims substantially similar to the claims related to D.E. Shaw set forth in the consolidated action. This action is now proceeding with the federal class action in the Missouri federal court, although that stockholder has requested that its case be tried separately. Similar class actions have been filed in California. Plaintiffs in one such class action, brought on behalf of California residents who owned BankAmerica stock, claim that the proxy statement-prospectus of August 4, 1998, falsely stated that the merger would be one of equals. Plaintiffs in this matter have recently agreed to become included in the federal action rather than proceed in California state court. Other California state court class actions were consolidated, but not yet certified as class actions. The Missouri federal court has enjoined prosecution of those consolidated cases as a class action. The plaintiffs who were enjoined appealed to the United States Court of Appeals for the Eighth Circuit, which upheld the district court's injunction. Those plaintiffs are currently pursuing further relief with the United States Court of Appeals. The Corporation believes that the actions lack merit and will defend them vigorously. The amount of ultimate liability cannot be determined at this time.

                 On July 30, 2001, the Securities and Exchange Commission issued a cease-and-desist order finding violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 promulgated thereunder, with respect to

                       BankAmerica's accounting for, and the disclosures relating to, the D.E. Shaw relationship. The Corporation consented to the order without admitting or denying the findings. In the Matter of BankAmerica Corp., Exch. Act
                                 -----------------------------------
                       Rel. No. 44613, Acctg & Audit. Enf. Rel. No. 1249, Admin.
                       Proc. No. 3-10541.

                       Management believes that the actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

Item 2. Changes in     As part of its share repurchase program, during the third
Securities and Use     quarter of 2001, the Corporation sold put options to
of Proceeds            purchase an aggregate of two million shares of Common
                       Stock. These put options were sold to an independent third party for an aggregate purchase price of $14 million. The put options have exercise prices ranging from $61.82 per share to $61.84 per share and expiration dates in September 2002. The put option contracts allow the Corporation to determine the method of settlement.
                       Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

                       At September 30, 2001, the Corporation had three million put options outstanding with exercise prices ranging from $56.36 per share to $61.84 per share and expiration dates ranging from October 2001 to September 2002.


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

                       b)   Reports on Form 8-K
                            -------------------

                       The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2001:

                       Current Report on Form 8-K dated and filed July 16, 2001, Items 5, 7 and 9.

                       Current Report on Form 8-K dated and filed August 15, 2001, Items 5, 7 and 9.

--------------------------------------------------------------------------------

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Bank of America Corporation
                                         ---------------------------------
                                         Registrant


Date: November 14, 2001                  /s/ Marc D. Oken
      -----------------                  ---------------------------------
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