Form 10-K
period 2001-12-31
BANK OF AMERICA CORP /DE/
filed 2002-03-27
CIK 70858

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

                                   Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2001 - Commission File Number 1-6523

                               -----------------
                          Bank of America Corporation
            (Exact name of registrant as specified in its charter)

                      Delaware                 56-0906609
              ------------------------- -------------------------
              (State of incorporation)        (IRS Employer
                                           Identification No.)

              Bank of America Corporate
                       Center
              Charlotte, North Carolina
              -------------------------           28255
                (Address of principal   -------------------------
                 executive offices)            (Zip Code)

               1.800.299.2265
------------------------------------------
             (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of each class             Name of each exchange on which registered
Common Stock                                        New York Stock Exchange
                                                    London Stock Exchange
                                                    Pacific Stock Exchange
                                                    Tokyo Stock Exchange
7 3/4% Debentures, due 2002                         American Stock Exchange
S&P 500 Index(R) Linked Notes, due 2003             American Stock Exchange
DIJA/SM/ Return Linked Notes, due 2005              American Stock Exchange
8 1/2% Subordinated Notes, due 2007                 New York Stock Exchange
10 7/8% Subordinated Notes, due 2003                New York Stock Exchange
..25% Senior Basket-Indexed Notes, due 2006          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $101,953,922,043 (based on the March 14, 2002, closing price of Common Stock of $67.00 per share). As of March 14, 2002, there were 1,541,020,192 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Document of the Registrant                          Form 10-K Reference Locations
      Portions of the 2001 Annual Report to Stockholders            PARTS I, II and IV
      Portions of the 2002 Proxy Statement                          PART III

================================================================================

                                    PART I
Item 1. BUSINESS

General

   Bank of America Corporation (the "Corporation") is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. The principal executive offices of the Corporation are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.

Primary Market Areas

   Through its banking subsidiaries (the "Banks") and various nonbanking subsidiaries, the Corporation provides a diversified range of banking and nonbanking financial services and products, primarily throughout the Mid-Atlantic (Maryland, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee), the Southwest (Arizona, Arkansas, New Mexico, Oklahoma and Texas), the Northwest (Oregon and Washington) and the West (California, Idaho and Nevada) regions of the United States and in selected international markets. Management believes that these are desirable regions in which to be located. Based on the most recent available data, personal income levels in the states in these regions as a whole rose 7.9 percent year-to-year through the third quarter of 2001, compared to growth of 6.4 percent in the rest of the United States. In addition, the population in these states as a whole rose an estimated 3.6 percent between 2000 and 2001, compared to growth of 2.7 percent in the rest of the United States. Through December 2001, the average rate of unemployment in these states was 5.1 percent, ranging from Virginia's 3.0 percent to Oregon's 7.3 percent, compared to a rate of unemployment of 4.8 percent in the rest of the United States. These states lost
0.2 million jobs in 2001, 0.5 percent below year-end 2000, compared to 0.4 percent below year-end 2000 in the rest of the United States. The number of housing permits authorized remained at historically high levels during 2001 but was down 1.6 percent from record high activity in 1999.

   The Corporation has the leading bank deposit market share position in California, Florida, Maryland, North Carolina and Washington. In addition, the Corporation ranks second in terms of bank deposit market share in Arizona, Kansas, Missouri, Nevada, New Mexico, South Carolina, Texas and the District of Columbia; third in Arkansas, Georgia and Virginia; fourth in Idaho, Oklahoma and Oregon; fifth in Tennessee; twelfth in Iowa; and thirteenth in Illinois.

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

Government Supervision and Regulation

   The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks and specific information about the Corporation and its subsidiaries. Federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Bank Insurance Fund rather than for the protection of stockholders and creditors.

  General

   As a registered bank holding company and financial holding company, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Banks are organized predominantly as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller" or "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Federal Reserve

Board and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to stockholders.

   A financial holding company, and the companies under its control, are permitted to engage in activities considered "financial in nature" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as the Banks, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the Comptroller.

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

   Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate branches. The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. The Corporation has consolidated its retail subsidiary banks into a single interstate bank (Bank of America, N.A.), headquartered in Charlotte, North Carolina, with full service branch offices in 21 states and the District of Columbia. In addition, the Corporation operates a limited purpose nationally chartered credit card bank (Bank of America, N.A. (USA)), headquartered in Phoenix, Arizona, and three nationally chartered bankers' banks: Bank of America Oregon, N.A., headquartered in Portland, Oregon; Bank of America California, N.A., headquartered in Walnut Creek, California; and Bank of America Georgia, N.A., headquartered in Atlanta, Georgia.

  Changes in Regulations

   Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any proposals or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

  Capital and Operational Requirements

   The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments.
Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents the Corporation's qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Corporation's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2001 were 8.30 percent and 12.67 percent, respectively. At December 31, 2001, the Corporation had no subordinated debt that qualified as Tier 3 capital.

   The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Corporation's leverage ratio at December 31, 2001 was 6.56 percent. The Corporation meets its leverage ratio requirement.

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

   The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2001.

   Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the Corporation, and any Bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

  Distributions

   The Corporation's funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, and funds used to pay principal and interest on its indebtedness, is dividends received from the Banks. Each of the Banks is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

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

Competition

   The activities in which the Corporation and its four business segments (Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking, and Equity Investments) engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies. The Corporation also competes against banks and thrifts owned by nonregulated diversified corporations and other entities which offer financial services, located both domestically and internationally and through alternative delivery channels such as the Internet. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience, such as location of offices.

   The commercial banking business in the various local markets served by the Corporation's business segments is highly competitive. The four business segments compete with other banks, thrifts, finance companies and other businesses which provide similar services. The business segments actively compete in commercial lending activities with local, regional and international banks and nonbank financial organizations, some of which are larger than certain of the Corporation's nonbanking subsidiaries and the Banks. In its consumer lending operations, the competitors of the business segments include other banks, thrifts, credit unions, finance companies and other nonbank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the Corporation's nonbanking subsidiaries compete with other banking and investment banking firms, investment advisory firms, brokerage firms, investment companies, other organizations offering similar services and other investment alternatives available to investors. The Corporation's mortgage banking units compete with banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and insurance agents, thrifts, financial counselors and other fiduciaries for personal trust business. The Corporation and its four business segments also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as banks, thrifts, and credit unions, as well as money market mutual funds.

   The Corporation's ability to expand into additional states remains subject to various federal and state laws. See "Government Supervision and Regulation - General" for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

   As of December 31, 2001, there were 142,670 full-time equivalent employees within the Corporation and its subsidiaries. Of the foregoing employees, 85,147 were employed within Consumer and Commercial

Banking, 6,214 were employed within Asset Management, 7,623 were employed within Global Corporate and Investment Banking and 226 were employed within Equity Investments. The remainder were employed elsewhere within the Corporation and its subsidiaries.

   None of the domestic employees within the Corporation is subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

   The following information set forth in the Corporation's 2001 Annual Report to Stockholders (the "2001 Annual Report") is incorporated herein by reference:
Business Segment Operations (pages 36 through 43, pages 46 through 48 and pages 115 through 117), Net Interest Income (pages 43 through 46), Securities (page 50, page 84 and pages 89 through 90), Loans and Leases (page 49, pages 50 through 51, pages 54 through 64, pages 84 through 85 and pages 94 through 95), Deposits (page 51 and page 98), Short-Term Borrowings (pages 51 through 52 and pages 99 through 100), Trading Liabilities (page 91), Market Risk Management (pages 64 through 70) and Liquidity Risk Management (page 70).

Item 2. PROPERTIES

   As of December 31, 2001, the principal offices of the Corporation and each of its business segments were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the Corporation. The Corporation occupies approximately 530,000 square feet and leases approximately 620,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. In addition to this facility, the Corporation also leases or owns a significant amount of space worldwide. As of December 31, 2001, the Corporation and its subsidiaries owned or leased approximately 11,071 locations in 40 states, the District of Columbia and 33 foreign countries.

Item 3. LEGAL PROCEEDINGS

   In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against the Corporation and its subsidiaries and certain of these actions and proceedings are based on alleged violations of consumer protection, securities, environmental, banking and other laws.

   In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of pending matters will be. However, based on current knowledge, management does not believe that liabilities arising from pending litigation, if any, will have a material adverse effect on the consolidated financial position, operations or liquidity of the Corporation.

   The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about the losses of the former BankAmerica Corporation ("BankAmerica") relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998 (the "Proxy Statement"), falsely stated that the merger between NationsBank Corporation ("NationsBank") and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes (the "Classes") consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss. Discovery has been completed. A former NationsBank stockholder who opted out of the NationsBank shareholder Class has commenced an action in the Missouri federal court (the "Opt-Out Action") asserting claims substantially similar to the claims related to D.E. Shaw set forth in the consolidated action. Similar class actions have been filed in California state courts. Plaintiffs in one such class action, brought on behalf of California residents who owned BankAmerica stock, claim that the Proxy Statement falsely stated that the merger would be one of equals. Plaintiffs in that matter have recently been included in the federal action as part of the BankAmerica shareholder Class and will not be proceeding in California state court. Other California state court class actions (the "Other Actions") were consolidated, but have not been certified as class actions. The Missouri federal court enjoined prosecution of those consolidated cases as a class action. The plaintiffs who were enjoined appealed to the United States Court of Appeals for the Eighth Circuit, which upheld the district court's injunction. Those plaintiffs have sought review in the United States Supreme Court.

   Subsequent to December 31, 2001, the Corporation announced that it had reached an agreement in principle to settle the Class actions. The proposed settlement provides for payment of $333 million to the NationsBank Classes and $157 million to the BankAmerica Classes. The proposed settlement is subject to a number of conditions, including judicial approval. The Corporation agreed to the proposed settlement without admitting liability. The proposed settlement will be paid from existing litigation reserves and insurance and will not have an impact on the Corporation's financial results.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2001.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each current executive officer of the Corporation are listed below along with such officer's business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders.

   Amy Woods Brinkley, age 46, Chairman, Credit Policy and Deputy Corporate Risk Management Executive. Ms. Brinkley was named to her present position in July 2001. From August 1999 to July 2001, she served as President, Consumer Products; and from 1993 to August 1999, she served as Marketing Group Executive. She first became an officer in 1979. She also serves as Chairman, Credit Policy, Deputy Corporate Risk Management Executive and a director of Bank of America, N.A. Upon the retirement of Mr. Vandiver on March 31, 2002, Ms. Brinkley will become Chief Risk Officer.

   Edward J. Brown III, age 53, President, Global Corporate and Investment Banking. Mr. Brown was named to his present position in August 2000. From September 1998 to August 2000, he served as President, Global Capital Raising and Global Capital Markets; from June 1997 to September 1998, he served as President, Global Finance; and from 1988 to June 1997, he served as President, Corporate Banking. He first became an officer in 1974. He also serves as President, Global Corporate and Investment Banking and a director of Bank of America, N.A.

   Richard M. DeMartini, age 49, President, Asset Management. Mr. DeMartini was named to his present position in February 2001. From January 1999 to February 2001, he served as Chairman, International Private Client Group, Morgan Stanley Dean Witter; and from March 1997 to January 1999, he served as President Individual Asset Management Group, Morgan Stanley Dean Witter. From March 1996 to January 1997, he served as President, Dean Witter Capital, Dean Witter & Co. He first became an officer in February 2001. He also serves as President, Asset Management of Bank of America, N.A.

   Barbara J. Desoer, age 49, President, Consumer Products. Ms. Desoer was named to her present position in July 2001. From September 1999 to July 2001, she served as Director of Marketing; from May 1999 to September 1999, she served as Banking Group President, California Retail Bank; and from December 1996 to May 1999, she served as Regional Executive, California Retail Bank. She first became an officer in 1977. She also serves as President, Consumer Products and a director of Bank of America, N.A.

   James H. Hance, Jr., age 57, Vice Chairman and Chief Financial Officer. Mr. Hance was named Chief Financial Officer in August 1988, and was named Vice Chairman in October 1993. He first became an officer in 1987. He also serves as a director of the Corporation and as Vice Chairman and a director of Bank of America, N.A.

   Kenneth D. Lewis, age 54, Chairman, President and Chief Executive Officer. Mr. Lewis was named Chairman and Chief Executive Officer in April 2001 and President in January 1999. From October 1998 to January 1999, he served as President, Consumer and Commercial Banking; from 1993 to October 1998, he served as President; and from October 1999 to April 2001, he served as Chief Operating Officer. He first became an officer in 1971. Mr. Lewis also serves as a director of the Corporation and as Chairman, President, Chief Executive Officer and a director of Bank of America, N.A.

   R. Eugene Taylor, age 54, President, Consumer and Commercial Banking. Mr. Taylor was named to his present position in June 2000. From February 2000 to June 2000, he served as President, Central Region; from October 1998 to June 2000, he served as President, West Region; from December 1997 to October 1998, he served as President, Florida; and from 1993 to December 1997, he served as President, Mid-Atlantic. He first became an officer in 1970. He also serves as President, Consumer and Commercial Banking and a director of Bank of America, N.A.

   F. William Vandiver, Jr., age 59, Corporate Risk Management Executive. Mr. Vandiver was named to his present position in October 1998. From June 1997 to October 1998, he served as Chairman, Corporate Risk Policy; and from January 1996 to June 1997, he served as President, Global Finance. He first became an officer in 1968. He also serves as Vice Chairman and a director of Bank of America, N.A. Mr. Vandiver will retire March 31, 2002.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange and the Pacific Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange for the periods indicated:

                                Quarter  High   Low
                                ------  ------ ------
                           2000 first   $55.19 $42.31
                                second   61.00  42.98
                                third    57.63  43.63
                                fourth   54.75  36.31
                           2001 first    55.94  45.00
                                second   62.18  48.65
                                third    65.54  50.25
                                fourth   64.99  52.10

   As of March 1, 2002, there were 244,009 record holders of Common Stock. During 2000 and 2001, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:

                                  Quarter Dividend
                                  ------- --------
                             2000 first     $.50
                                  second     .50
                                  third      .50
                                  fourth     .56
                             2001 first      .56
                                  second     .56
                                  third      .56
                                  fourth     .60

   For additional information regarding the Corporation's ability to pay dividends, see "Government Supervision and Regulation - Distributions". In addition, Note 14 (page 106) of the Notes to Consolidated Financial Statements in the 2001 Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

   The information set forth in Table 1 (page 35) and Table 25 (page 71) of the 2001 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information set forth under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition" (pages 33 through
75) and "Report of Management" (page 76) in the 2001 Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition-Market Risk Management" (pages 64 through 70) in the 2001 Annual Report is incorporated herein by reference.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following information set forth in the 2001 Annual Report is incorporated herein by reference: the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Bank of America Corporation and Subsidiaries, together with the report thereon of PricewaterhouseCoopers
LLP dated January 18, 2002 (pages 77 through 119).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information included under the following captions in the Corporation's proxy statement relating to its 2002 annual meeting of stockholders (the "2002 Proxy Statement") is incorporated herein by reference:

..  "The Nominees" on pages 2 through 5;
..  "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8; and
..  "Special Compensation Arrangements-Employment Agreements with Certain
   Executive Officers" and "- Consulting Agreement with Mr. McColl" on pages 14 and 15.

   Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. EXECUTIVE COMPENSATION

   Information included under the following captions in the 2002 Proxy Statement is incorporated herein by reference:

..  "Director Compensation" on pages 8 and 9;
..  "Executive Compensation" on pages 9 through 14;
..  "Special Compensation Arrangements" on pages 14 and 15;
.. "Compensation Committee Interlocks and Insider Participation" on page 20; and .. "Certain Transactions" on page 20.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information included under the following caption in the 2002 Proxy Statement is incorporated herein by reference:.

..  "Stock Ownership" on pages 6 through 8.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information included under the following captions in the 2002 Proxy Statement is incorporated herein by reference:

.. "Compensation Committee Interlocks and Insider Participation" on page 20; and .. "Certain Transactions" on page 20.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  The following documents are filed as part of this report:
                                                                                               Pages in
                                                                                                Annual
                                                                                               Report*
                                                                                               --------

(1)   Financial Statements:

       Report of Independent Accountants......................................................     77

       Consolidated Statement of Income for the years ended December 31, 2001, 2000 and
         1999.................................................................................      78

       Consolidated Balance Sheet at December 31, 2001 and 2000...............................     79

       Consolidated Statement of Changes in Shareholders' Equity for the years ended
         December 31, 2001, 2000 and 1999.....................................................      80

       Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and
         1999.................................................................................      81

       Notes to Consolidated Financial Statements.............................................  82-119

       *Incorporated by reference from the indicated pages of the 2001 Annual Report.

(2)   Schedules:

       None

b.  The following reports on Form 8-K were filed by the registrant during the quarter ended
    December 31, 2001:

    Current Report on Form 8-K dated October 3, 2001 and filed October 10, 2001, Items 5 and
    7.

    Current Report on Form 8-K dated and filed October 15, 2001, Items 5, 7 and 9.

    Current Report on Form 8-K dated and filed November 28, 2001, Item 7.

    Current Report on Form 8-K dated December 6, 2001 and filed December 14, 2001, Items 5 and 7.

c.  The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K
    (pages E-1 through E-6, including executive compensation plans and arrangements which are identified separately by asterisk).

   With the exception of the information expressly incorporated herein by reference, the 2001 Annual Report and the 2002 Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002
                                               BANK OF AMERICA CORPORATION

                                               By:    */s/  KENNETH D. LEWIS
                                                   -----------------------------
                                                         Kenneth D. Lewis
                                                   Chairman, President and Chief
                                                         Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   */s/  KENNETH D. LEWIS     Chairman, President, Chief    March 27, 2002
-----------------------------   Executive Officer and
      Kenneth D. Lewis          Director (Principal
                                Executive Officer)

  */s/  JAMES H. HANCE, JR.   Vice Chairman, Chief          March 27, 2002
-----------------------------   Financial Officer and
     James H. Hance, Jr.        Director (Principal
                                Financial Officer)

     */s/  MARC D. OKEN       Executive Vice President and  March 27, 2002
-----------------------------   Principal Financial
        Marc D. Oken            Executive (Principal
                                Accounting Officer)

     */s/  JOHN R. BELK       Director                      March 27, 2002
-----------------------------
        John R. Belk

   */s/  CHARLES W. COKER     Director                      March 27, 2002
-----------------------------
      Charles W. Coker

    */s/  FRANK DOWD, IV      Director                      March 27, 2002
-----------------------------
       Frank Dowd, IV

 */s/  KATHLEEN F. FELDSTEIN  Director                      March 27, 2002
-----------------------------
    Kathleen F. Feldstein

      */s/  PAUL FULTON       Director                      March 27, 2002
-----------------------------
         Paul Fulton

    */s/  DONALD E. GUINN     Director                      March 27, 2002
-----------------------------
       Donald E. Guinn

     */s/  C. RAY HOLMAN      Director                      March 27, 2002
-----------------------------
        C. Ray Holman

   */s/  WALTER E. MASSEY     Director                      March 27, 2002
-----------------------------
      Walter E. Massey

          Signature                       Title                  Date
          ---------                       -----                  ----

  */s/  C. STEVEN MCMILLAN    Director                      March 27, 2002
-----------------------------
     C. Steven McMillan

 */s/  PATRICIA E. MITCHELL   Director                      March 27, 2002
-----------------------------
    Patricia E. Mitchell

 */s/  O. TEMPLE SLOAN, JR.   Director                      March 27, 2002
-----------------------------
    O. Temple Sloan, Jr.

 */s/  MEREDITH R. SPANGLER   Director                      March 27, 2002
-----------------------------
    Meredith R. Spangler

    */s/  RONALD TOWNSEND     Director                      March 27, 2002
-----------------------------
       Ronald Townsend

----------------------------- Director                      March   , 2002
     Peter V. Ueberroth

    */s/  JACKIE M. WARD      Director                      March 27, 2002
-----------------------------
       Jackie M. Ward

  */s/  VIRGIL R. WILLIAMS    Director                      March 27, 2002
-----------------------------
     Virgil R. Williams

*By:   /s/  CHARLES M. BERGER
-----------------------------
      Charles M. Berger
      Attorney-in-Fact

                               INDEX TO EXHIBITS

Exhibit No.         Description
----------- --------------------------------------------------------------------------------
     3(a)   Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.1 of registrant's
            Current Report on Form 8-K filed May 7, 1999.
      (b)   Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.2 of registrant's Current Report on
            Form 8-K filed May 7, 1999.
     4(a)   Specimen certificate of registrant's Common Stock, incorporated by reference to Exhibit 4.13 of registrant's Registration No. 333-83503.
      (b)   Specimen certificate of registrant's ESOP Convertible Preferred Stock, Series
            C, incorporated by reference to Exhibit 4(c) of registrant's 1991 Annual
            Report on Form 10-K (the "1991 10-K").
      (c)   Specimen certificate of registrant's 7% Cumulative Redeemable Preferred
            Stock, Series B, incorporated by reference to Exhibit 4(c) of registrant's 1998
            Annual Report on Form 10-K (the "1998 10-K").
      (d)   Indenture dated as of August 1, 1982 between registrant (successor to
            NationsBank Corporation, formerly known as NCNB Corporation) and U.S.
            Bank Trust National Association (successor to Morgan Guaranty Trust
            Company of New York), pursuant to which registrant issued its 7 3/4%
            Debentures, due 2002, incorporated by reference to Exhibit 4.2 of registrant's
            Registration No. 2-78530; First Supplemental Indenture thereto dated as of
            September 18, 1998, incorporated by reference to Exhibit 4(e) of the 1998 10-
            K; and Second Supplemental Indenture thereto dated as of July 16, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee,
            and the Bank of New York, as Successor Trustee.
      (e)   Indenture dated as of September 1, 1989 between registrant (successor to
            NationsBank Corporation, formerly known as NCNB Corporation) and The
            Bank of New York, pursuant to which registrant issued its 9 3/8%
            Subordinated Notes, due 2009; its 10.20% Subordinated Notes, due 2015; and
            its 8 1/8% Subordinated Notes, due 2002, incorporated by reference to Exhibit
            4.1 of registrant's Registration No. 33-30717; and First Supplemental
            Indenture thereto dated as of August 28, 1998, incorporated by reference to
            Exhibit 4(f) of the 1998 10-K.
      (f)   Indenture dated as of November 1, 1992 between registrant (successor to
            NationsBank Corporation) and The Bank of New York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant's Amendment to Application or Report on Form 8-K dated March 1, 1993; First Supplemental Indenture thereto dated as of July 1, 1993 pursuant to which registrant issued its Subordinated
            Medium-Term Notes; its 6 1/2% Subordinated Notes, due 2003; and its 7 3/4%
            Subordinated Notes, due 2004, incorporated by reference to Exhibit 4.4 of registrant's Current Report on Form 8-K dated July 6, 1993; and Second
            Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(i) of the 1998 10-K.
      (g)   Indenture dated as of January 1, 1995 between registrant (successor to
            NationsBank Corporation) and U.S. Bank Trust National Association
            (successor to BankAmerica National Trust Company), pursuant to which registrant issued its 7% Senior Notes, due 2003; its 6 3/8% Senior Notes, due
            2005; its 6 1/8% Senior Notes, due 2004; its 5 7/8% Senior Notes, due 2009; its
            6 5/8% Senior Notes, due 2004; its 7 7/8% Senior Notes, due 2005; its 7 1/8%
            Senior Notes, due 2006; its 4 3/4% Senior Notes, due 2006; its 5 1/4% Senior
            Notes, due 2007; and its Senior Medium-Term Notes, Series D, E, F, G, H
            and I, incorporated by reference to Exhibit 4.1 of registrant's Registration No.
            33-57533; First Supplemental Indenture thereto dated as of September 18,
            1998, incorporated by reference to Exhibit 4.3 of registrant's Current Report on Form 8-K filed November 18, 1998; and Second Supplemental Indenture thereto dated as of May 7, 2000 between registrant, U.S. Bank Trust
            National Association, as Prior Trustee, and the Bank of New York, as
            Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant's
            Current Report on Form 8-K dated June 5, 2001.

Exhibit No.         Description
----------- -------------------------------------------------------------------------------
     (h)    Indenture dated as of January 1, 1995 between registrant (successor to
            NationsBank Corporation) and The Bank of New York, pursuant to which registrant issued its 7 5/8% Subordinated Notes, due 2005; its 7 3/4%
            Subordinated Notes, due 2015; its 7 1/4% Subordinated Notes, due 2025; its
            6 1/2% Subordinated Notes, due 2006; its 7 1/2% Subordinated Notes, due 2006;
            its 7.80% Subordinated Notes, due 2016; its 6 3/8% Subordinated Notes, due
            2008; its 6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes,
            due 2010; its 7.80% Subordinated Notes due 2010; its 7.40% Subordinated
            Notes, due 2011; and its Subordinated Medium-Term Notes, Series D, E, F,
            G, H and I, incorporated by reference to Exhibit 4.8 of registrant's
            Registration No. 33-57533; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant's
            Current Report on Form 8-K filed November 18, 1998.
     (i)    Amended and Restated Agency Agreement dated as of July 27, 2001 between registrant, Bank of America, N.A., The Chase Manhattan Bank, London
            Branch, and The Chase Manhattan Bank Luxembourg S.A.
     (j)    Issuing and Paying Agency Agreement dated as of August 1, 2000 between
            Bank of America, N.A., as Issuer, and Bankers Trust Company, as Issuing
            and Paying Agent, incorporated by reference to Exhibit 4(m) of registrant's
            2000 Annual Report on Form 10-K (the ''2000 10-K").
     (k)    Indenture dated as of November 27, 1996 between registrant (successor to
            NationsBank Corporation) and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant's Registration No. 333-15375.
     (l)    First Supplemental Indenture dated as of December 4, 1996 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank
            Corporation) and The Bank of New York pursuant to which registrant issued its 7.84% Junior Subordinated Deferrable Interest Notes due 2026,
            incorporated by reference to Exhibit 4.3 of registrant's Current Report on
            Form 8-K dated November 27, 1996.
     (m)    Second Supplemental Indenture dated as of December 17, 1996 to the
            Indenture dated as of November 27, 1996 between registrant (successor to
            NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its 7.83% Junior Subordinated Deferrable Interest Notes
            due 2026, incorporated by reference to Exhibit 4.3 of registrant's Current
            Report on Form 8-K dated December 10, 1996.
     (n)    Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank
            Corporation) and The Bank of New York pursuant to which registrant issued its Floating Rate Junior Subordinated Deferrable Interest Notes due 2027,
            incorporated by reference to Exhibit 4.3 of registrant's Current Report on
            Form 8-K dated January 22, 1997.
     (o)    Fourth Supplemental Indenture dated as of April 22, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank
            Corporation) and The Bank of New York pursuant to which registrant issued its 8 1/4% Junior Subordinated Deferrable Interest Notes, due 2027,
            incorporated by reference to Exhibit 4.3 of registrant's Current Report on
            Form 8-K dated April 15, 1997.
     (p)    Fifth Supplemental Indenture dated as of August 28, 1998 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New
            York, incorporated by reference to Exhibit 4(t) of the 1998 10-K.
     (q)    Indenture dated as of November 27, 1996, between Barnett Banks, Inc. and
            Bank One (successor to The First National Bank of Chicago), as Trustee, and
            First Supplemental Indenture dated as of January 9, 1998, among
            NationsBank Corporation, NB Holdings Corporation, Barnett Banks, Inc.
            and The First National Bank of Chicago (predecessor to Bank One), as
            Trustee, pursuant to which registrant (as successor to NationsBank
            Corporation) issued its 8.06% Junior Subordinated Debentures, due 2026, incorporated by reference to Exhibit 4(u) of registrant's 1997 Annual Report on Form 10-K (the "1997 10-K").

Exhibit No.         Description
----------- ---------------------------------------------------------------------------
     (r)    Indenture dated as of September 1, 1990 between the former BankAmerica
            Corporation and Chase Manhattan Bank and Trust Company, N. A.
            (formerly Manufacturers Hanover Trust Company of California), pursuant to which registrant (as successor to the former BankAmerica Corporation)
            issued its 10.00% Subordinated Notes due 2003 and its 9.20% Subordinated
            Notes due 2003; and First Supplemental Indenture thereto dated as of
            September 15, 1998, incorporated by reference to Exhibit 4(v) of the 1998
            10-K.
     (s)    Indenture dated as of November 1, 1991 between the former BankAmerica
            Corporation and Chase Manhattan Bank and Trust Company, N. A.
            (formerly Manufacturers Hanover Trust Company of California), pursuant to which registrant (as successor to the former BankAmerica Corporation)
            issued its 8.125% Subordinated Notes due 2002; its 7.75% Subordinated
            Notes due 2002; its 8.375% Subordinated Notes due 2002; its 7.50%
            Subordinated Notes due 2002; its 7.20% Subordinated Notes due 2002; its
            7.875% Subordinated Notes due 2002; its 6.85% Subordinated Notes due
            2003; its 6.875% Subordinated Notes due 2003; its Floating Subordinated
            Notes due 2003; its 7.20% Subordinated Notes due 2006; its 7.625%
            Subordinated Notes due 2004; its 6.75% Subordinated Notes due 2005; its
            6.20% Subordinated Notes due 2006; its 7.125% Subordinated Notes due
            2006; its 6.625% Subordinated Notes due 2007; its 6.625% Subordinated
            Notes due 2007; its 7.125% Subordinated Notes due 2009; its 7.125%
            Subordinated Notes due 2011; and its 6.25% Subordinated Notes due 2008;
            First Supplemental Indenture thereto dated as of September 8, 1992; and
            Second Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(w) of the 1998 10-K.
     (t)    Indenture dated as of November 1, 1991 between the former BankAmerica
            Corporation and U.S. Bank Trust, N. A. (successor to Bankers Trust
            Company of California, National Association, and First Trust of California,
            National Association), pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its Senior Medium-Term Notes,
            Series H and I; First Supplemental Indenture thereto dated as of August 1,
            1994; and Second Supplemental Indenture thereto dated as of September 30,
            1998, incorporated by reference to Exhibit 4(x) of the 1998 10-K.
     (u)    Second Amended and Restated Agency Agreement dated as of November 15,
            1996 between the former BankAmerica Corporation and U.S. Bank Trust
            National Association (successor to First Trust of New York, National
            Association), pursuant to which registrant (as successor to the former
            BankAmerica Corporation) issued its Senior and Subordinated Euro
            Medium-Term Notes; and Amendment thereto dated as of September 30,
            1998, incorporated by reference to Exhibit 4(y) of the 1998 10-K.
     (v)    Junior Subordinated Indenture dated as of November 27, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation)
            issued its 8.07% Junior Subordinated Debentures Series A due 2026; and its
            7.70% Junior Subordinated Debentures Series B due 2026; and First
            Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(z) of the 1998 10-K.
     (w)    Junior Subordinated Indenture dated as of December 20, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation)
            issued its 7.75% Junior Subordinated Deferrable Interest Debentures,
            Series 1 due 2026; its 8.00% Junior Subordinated Deferrable Interest
            Debentures, Series 2 due 2026; its Floating Rate Junior Subordinated
            Deferrable Interest Debentures, Series 3 due 2027; and its 7.00% Junior
            Subordinated Deferrable Interest Debentures, Series 4 due 2028; and First
            Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(aa) of the 1998 10-K.

Exhibit No.            Description
-------------- --------------------------------------------------------------------------------
     (x)       Restated Senior Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior
               InterNotes/SM/, incorporated by reference to Exhibit 4.1 of registrant's
               Registration No. 333-47222.
     (y)       Restated Subordinated Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotes/SM/, incorporated by reference to Exhibit 4.2 of registrant's Registration No. 333-47222.
     (z)       Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotes/SM/, incorporated by reference to Exhibit 4.1 of registrant's Registration No. 333-65750.
     (aa)      Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotes/SM/, incorporated by reference to
               Exhibit 4.2 of registrant's Registration No. 333-65750.
     (bb)      Restated Indenture dated as of November 1, 2001 between registrant and
               The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant's Registration No. 333-70984.
     (cc)      First Supplemental Indenture dated as of December 14, 2001 to the Restated
               Indenture dated as of November 1, 2001 between registrant and The Bank of
               New York pursuant to which registrant issued its 7% Junior Subordinated
               Notes due 2031, incorporated by reference to Exhibit 4.3 of registrant's
               Current Report on Form 8-K dated December 6, 2001.
     (dd)      Second Supplemental Indenture dated as of January 31, 2002 to the Restated
               Indenture dated as of November 1, 2001 between registrant and The Bank of
               New York pursuant to which registrant issued its 7% Junior Subordinated
               Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant's
               Current Report on Form 8-K dated January 24, 2002.

The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.

    10(a)      NationsBank Corporation and Designated Subsidiaries Directors' Retirement                *
               Plan, incorporated by reference to Exhibit 10(f) of registrant's 1990 Annual
               Report on Form 10-K (the "1990 10-K"); Amendment thereto dated as of
               September 28, 1994, incorporated by reference to Exhibit 10(i) of registrant's
               1994 Annual Report on Form 10-K (the "1994 10-K); and Amendment thereto dated as of April 24, 1996, incorporated by reference to Exhibit 10(g) of registrant's 1996 Annual Report on Form 10-K (the "1996 10-K").
      (b)      NationsBank Corporation and Designated Subsidiaries Supplemental                         *
               Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of the
               1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant's 1989 Annual Report on Form 10-K
               (the "1989 10-K"); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb)
               of the 1991 10-K; Amendments thereto dated as of December 3, 1992 and
               December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant's
               1992 Annual Report on Form 10-K (the "1992 10-K"); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of the 1994 10-K; Amendments thereto dated March 27, 1996 and June 25,
               1997, incorporated by reference to Exhibit 10(c) of the 1997 10-K;
               Amendments thereto dated April 10, 1998, June 24, 1998 and October 1,
               1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K;
               Amendment thereto dated December 14, 1999, incorporated by reference to
               Exhibit 10(b) of registrant's 1999 Annual Report on Form 10-K (the "1999
               10-K"); and Amendment thereto dated as of March 28, 2001.

Exhibit No.         Description
----------- -------------------------------------------------------------------------------
     (c)    NationsBank Corporation and Designated Subsidiaries Deferred                            *
            Compensation Plan for Key Employees, incorporated by reference to Exhibit
            10(k) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(h) of the 1989 10-K; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h)
            of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of the 1992
            10-K; and Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K.
     (d)    Bank of America Pension Restoration Plan, as amended and restated                       *
            effective July 1, 1998.
     (e)    Split Dollar Agreement dated as of February 1, 1990 between registrant and              *
            Hugh L. McColl III, as Trustee for the benefit of Hugh L. McColl, Jr. and
            Jane S. McColl, incorporated by reference to Exhibit 10(s) of the 1990 10-K.
     (f)    NationsBank Corporation Benefit Security Trust dated as of June 27, 1990,               *
            incorporated by reference to Exhibit 10(t) of the 1990 10-K; First Supplement
            thereto dated as of November 30, 1992, incorporated by reference to Exhibit
            10(v) of the 1992 10-K; and Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant's 1995 Annual Report on Form 10-K.
     (g)    Bank of America 401(k) Restoration Plan, as amended and restated effective              *
            July 1, 2000.
     (h)    Bank of America Executive Incentive Compensation Plan, as amended and                   *
            restated effective April 1, 1998, incorporated by reference to Exhibit 10(h) of the 1998 10-K.
     (i)    Bank of America Director Deferral Plan, as amended and restated effective               *
            January 27, 1999, incorporated by reference to Exhibit 10(i) of the 1998 10-K.
     (j)    Bank of America Corporation Directors' Stock Plan, as amended and restated              *
            effective January 1, 2002.
     (k)    Amendment to Restricted Stock Award Plan Agreements with Hugh L.                        *
            McColl, Jr. dated December 20, 1996, incorporated by reference to Exhibit
            10(x) of the 1996 10-K.
     (l)    Bank of America Corporation Key Employee Stock Plan, as amended and                     *
            restated effective September 24, 1998, incorporated by reference to Exhibit
            10(a) of registrant's Quarterly Report on Form 10-Q dated November 16,
            1998 (the "Third Quarter 1998 10-Q").
     (m)    BankAmerica Corporation and Bank of America National Trust and Savings                  *
            Association Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(b) of the Third Quarter 1998
            10-Q.
     (n)    Split Dollar Life Insurance Agreement dated as of October 15, 1998 between              *
            registrant and NationsBank, N. A., as Trustee under that certain Irrevocable
            Trust Agreement dated October 2, 1998, by and between Hugh L. McColl, Jr., as Grantor, and NationsBank, N. A., as Trustee, incorporated by reference to
            Exhibit 10(cc) of the 1998 10-K; and Amendment thereto dated January 24,
            2002.
     (o)    Split Dollar Life Insurance Agreement dated as of October 16, 1998 between              *
            registrant and NationsBank, N. A., as Trustee under that certain Irrevocable
            Trust Agreement No. 2 dated October 1, 1998, by and between James H.
            Hance, Jr., as Grantor, and NationsBank, N. A., as Trustee, incorporated by reference to Exhibit 10(dd) of the 1998 10-K; and Amendment thereto dated
            January 24, 2002.
     (p)    Split Dollar Life Insurance Agreement dated as of September 28, 1998                    *
            between registrant and J. Steele Alphin, as Trustee under that certain
            Irrevocable Trust Agreement dated June 23, 1998, by and between Kenneth
            D. Lewis, as Grantor, and J. Steele Alphin, as Trustee, incorporated by reference to Exhibit 10(ee) of the 1998 10-K; and Amendment thereto dated
            January 24, 2002.

Exhibit No.         Description
----------- ------------------------------------------------------------------------------
      (q)   Employment Agreement dated as of April 10, 1998 between registrant and                 *
            James H. Hance, Jr., incorporated by reference to Exhibit 10.4 of registrant's
            Registration No. 333-60553; and Amendment thereto dated January 24,
            2001, incorporated by reference to Exhibit 10(q) of the 2000 10-K.
      (r)   Employment Agreement dated as of April 10, 1998 between registrant and                 *
            Kenneth D. Lewis, incorporated by reference to Exhibit 10.5 of registrant's
            Registration No. 333-60553; and Amendment thereto dated January 24,
            2001, incorporated by reference to Exhibit 10(r) of the 2000 10-K.
      (s)   Split Dollar Life Insurance Agreement dated as of August, 1999 between                 *
            registrant and Bank of America, N.A., as Trustee under The Vandiver Family
            Trust Dated August 12, 1999, incorporated by reference to Exhibit 10(dd) of the 1999 10-K; and Amendment thereto dated January 24, 2002.
      (t)   Global Corporate and Investment Banking Equity Incentive Plan, as                      *
            established effective January 1, 2000, incorporated by reference to Exhibit
            10(t) of the 2000 10-K.
      (u)   Consulting Agreement dated January 24, 2001 between registrant and Hugh                *
            L. McColl, Jr., incorporated by reference to Exhibit 10(u) of the 2000 10-K.
      (v)   Summary of the Corporate Management Incentive Plan.                                    *
      (w)   Relocation Agreement dated October 5, 1998 between registrant and Edward               *
            J. Brown III, incorporated by reference to Exhibit 10(w) of the 2000 10-K.
      (x)   Employment Agreement dated April 24, 2001 between registrant and Richard               *
            M. DeMartini.
    12(a)   Ratio of Earnings to Fixed Charges.
      (b)   Ratio of Earnings to Fixed Charges and Preferred Dividends.
    13      2001 Annual Report to Stockholders. This exhibit contains only those portions of the 2001 Annual Report that are incorporated by reference herein.
    21      List of Subsidiaries.
    23      Consent of PricewaterhouseCoopers LLP.
    24(a)   Power of Attorney.
      (b)   Corporate Resolution.

----------
 * Denotes executive compensation plan or arrangement.