Form 10-Q
period 2002-03-31
BANK OF AMERICA CORP /DE/
filed 2002-05-15
CIK 70858

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

                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                 (800) 299-2265

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

On April 30, 2002, there were 1,539,328,021 shares of Bank of America Corporation Common Stock outstanding.

================================================================================

Bank of America Corporation

March 31, 2002 Form 10-Q
================================================================================

INDEX

                                                                                    Page
                                                                                    ----
Part I              Item 1.  Financial Statements:
Financial                      Consolidated Statement of Income for the Three
Information                    Months Ended March 31, 2002 and 2001                   2

                               Consolidated Balance Sheet at March 31, 2002
                               and December 31, 2001                                  3

                               Consolidated Statement of Changes in Shareholders'
                               Equity for the Three Months Ended March 31,
                               2002 and 2001                                          4

                               Consolidated Statement of Cash Flows for the Three
                               Months Ended March 31, 2002 and 2001                   5

                               Notes to Consolidated Financial Statements             6

                    Item 2.  Management's Discussion and Analysis of Results
                             of Operations and Financial Condition                   20

                    Item 3.  Quantitative and Qualitative Disclosures about
                             Market Risk                                             67

----------------------------------------------------------------------------------------

Part II
Other Information   Item 1.  Legal Proceedings                                       67

                    Item 2.  Changes in Securities and Use of Proceeds               68

                    Item 6.  Exhibits and Reports on Form 8-K                        68

                    Signature                                                        69

                    Index to Exhibits                                                70


Part I. Financial Information
Item 1. Financial Statements

================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income

----------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31
                                                                         ---------------------------
(Dollars in millions, except per share information)                          2002          2001
----------------------------------------------------------------------------------------------------
Interest income
Interest and fees on loans and leases                                     $    5,349   $     7,659
Interest and dividends on securities                                             946           846
Federal funds sold and securities purchased under agreements to resell           285           435
Trading account assets                                                           878           846
Other interest income                                                            413           455
--------------------------------------------------------------------------------------------------
   Total interest income                                                       7,871        10,241
--------------------------------------------------------------------------------------------------
Interest expense
Deposits                                                                       1,344         2,713
Short-term borrowings                                                            477         1,377
Trading account liabilities                                                      285           290
Long-term debt                                                                   612         1,222
--------------------------------------------------------------------------------------------------
   Total interest expense                                                      2,718         5,602
--------------------------------------------------------------------------------------------------
Net interest income                                                            5,153         4,639

Noninterest income
Consumer service charges                                                         692           694
Corporate service charges                                                        567           499
--------------------------------------------------------------------------------------------------
   Total service charges                                                       1,259         1,193
--------------------------------------------------------------------------------------------------
Consumer investment and brokerage services                                       381           379
Corporate investment and brokerage services                                      170           136
--------------------------------------------------------------------------------------------------
   Total investment and brokerage services                                       551           515
--------------------------------------------------------------------------------------------------
Mortgage banking income                                                          192           121
Investment banking income                                                        341           346
Equity investment gains                                                           26           147
Card income                                                                      576           573
Trading account profits /(1)/                                                    345           699
Other income                                                                     150           186
--------------------------------------------------------------------------------------------------
   Total noninterest income                                                    3,440         3,780
--------------------------------------------------------------------------------------------------
Total revenue                                                                  8,593         8,419

Provision for credit losses                                                      840           835

Gains (losses) on sales of securities                                             44            (8)

Noninterest expense
Personnel                                                                      2,446         2,401
Occupancy                                                                        432           433
Equipment                                                                        262           291
Marketing                                                                        170           177
Professional fees                                                                 91           126
Amortization of intangibles                                                       55           223
Data processing                                                                  205           190
Telecommunications                                                               119           119
Other general operating                                                          590           545
General administrative and other                                                 124           149
--------------------------------------------------------------------------------------------------
   Total noninterest expense                                                   4,494         4,654
--------------------------------------------------------------------------------------------------
Income before income taxes                                                     3,303         2,922
Income tax expense                                                             1,124         1,052
--------------------------------------------------------------------------------------------------
Net income                                                                $    2,179   $     1,870
==================================================================================================
Net income available to common shareholders                               $    2,178   $     1,869
==================================================================================================
Per common share information
Earnings                                                                  $     1.41   $      1.16
==================================================================================================
Diluted earnings                                                          $     1.38   $      1.15
==================================================================================================
Dividends                                                                 $     0.60   $      0.56
==================================================================================================
Average common shares issued and outstanding (in thousands)                1,543,471     1,608,890
==================================================================================================

/(1)/ Trading account profits in the first quarter of 2001 included the $83 million, or $0.03 per share, transition adjustment loss resulting from the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) on January 1, 2001.

          See accompanying notes to consolidated financial statements.

================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet

------------------------------------------------------------------------------------------------------------------
                                                                                            March 31   December 31
(Dollars in millions)                                                                         2002         2001
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                   $ 22,444    $ 26,837
Time deposits placed and other short-term investments                                          7,056       5,932
Federal funds sold and securities purchased under agreements to resell (includes $36,088
      and $27,910 pledged as collateral)                                                      40,771      28,108
Trading account assets (includes $22,255 and $22,550 pledged as collateral)                   58,569      47,344
Derivative assets                                                                             19,116      22,147
Securities:
   Available-for-sale (includes $39,028 and $37,422 pledged as collateral)                    74,306      84,450
   Held-to-maturity, at cost (market value - $1,003 and $1,009)                                1,037       1,049
-----------------------------------------------------------------------------------------------------------------
     Total securities                                                                         75,343      85,499
-----------------------------------------------------------------------------------------------------------------
Loans and leases                                                                             331,210     329,153
Allowance for credit losses                                                                   (6,869)     (6,875)
-----------------------------------------------------------------------------------------------------------------
     Loans and leases, net of allowance for credit losses                                    324,341     322,278
-----------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                    6,748       6,414
Mortgage banking assets                                                                        4,104       3,886
Goodwill                                                                                      10,950      10,854
Core deposits and other intangibles                                                            1,256       1,294
Other assets                                                                                  49,223      61,171
-----------------------------------------------------------------------------------------------------------------
       Total assets                                                                         $619,921    $621,764
=================================================================================================================

Liabilities
Deposits in domestic offices:
   Noninterest-bearing                                                                      $108,409    $112,064
   Interest-bearing                                                                          224,630     220,703
Deposits in foreign offices:
   Noninterest-bearing                                                                         1,677       1,870
   Interest-bearing                                                                           32,484      38,858
-----------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          367,200     373,495
-----------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                    48,545      47,727
Trading account liabilities                                                                   25,258      19,452
Derivative liabilities                                                                        12,053      14,868
Commercial paper                                                                                 363       1,558
Other short-term borrowings                                                                   21,629      20,659
Accrued expenses and other liabilities                                                        31,138      27,459
Long-term debt                                                                                60,036      62,496
Trust preferred securities                                                                     5,530       5,530
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       571,752     573,244
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note Seven)

Shareholders' equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares;  issued and
     outstanding - 1,452,249 and 1,514,478 shares                                                 62          65
Common stock, $0.01 par value; authorized - 5,000,000,000 shares;  issued and
     outstanding - 1,544,521,073 and 1,559,297,220 shares                                      3,949       5,076
Retained earnings                                                                             44,245      42,980
Accumulated other comprehensive income (loss)                                                    (72)        437
Other                                                                                            (15)        (38)
-----------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               48,169      48,520
-----------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                           $619,921    $621,764
================================================================================================================

          See accompanying notes to consolidated financial statements.

================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                 Common Stock                    Other
                                                 Preferred   -------------------   Retained   Comprehensive
(Dollars in millions, shares in thousands)         Stock       Shares     Amount   Earnings   Income (Loss)/(1)/   Other
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                          $72      1,613,632   $ 8,613    $39,815         $(746)          $(126)
Net income                                                                            1,870
Other comprehensive income, net of tax:
   Net unrealized gains on available-for-sale
     and marketable equity securities                                                                 383
   Net unrealized gains on foreign currency
     translation adjustments                                                                            3
   Net gains on derivatives                                                                           587

Comprehensive income

Cash dividends:
   Common                                                                              (900)
   Preferred                                                                             (1)
Common stock issued under employee
   plans                                                         2,701        34                                     20
Common stock repurchased                                       (14,400)     (739)
Conversion of preferred stock                        (1)            51         1
Other                                                                        (37)         1                          37
------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                             $71      1,601,984   $ 7,872    $40,785         $ 227           $ (69)
========================================================================================================================

Balance, December 31, 2001                          $65      1,559,297   $ 5,076    $42,980         $ 437           $ (38)
Net income                                                                            2,179
Other comprehensive income, net of tax:
   Net unrealized losses on available-for-sale
     and marketable equity securities                                                                  (3)
   Net unrealized gains on foreign currency
     translation adjustments                                                                            2
   Net losses on derivatives                                                                         (508)

Comprehensive income

Cash dividends:
   Common                                                                              (925)
   Preferred                                                                             (1)
Common stock issued under employee
   plans                                                        16,323       808                                      9
Common stock repurchased                                       (31,207)   (1,955)
Conversion of preferred stock                        (3)           105         3
Other                                                                3        17         12                          14
------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                             $62      1,544,521   $ 3,949    $44,245         $ (72)          $ (15)
========================================================================================================================

-------------------------------------------------------------------------
                                                  Total
                                                 Share-
                                                 holders'   Comprehensive
(Dollars in millions, shares in thousands)        Equity        Income
-------------------------------------------------------------------------
Balance, December 31, 2000                        $47,628
Net income                                          1,870      $1,870
Other comprehensive income, net of tax:
   Net unrealized gains on available-for-sale
     and marketable equity securities                 383         383
   Net unrealized gains on foreign currency
     translation adjustments                            3           3
   Net gains on derivatives                           587         587
                                                               ------
Comprehensive income                                           $2,843
                                                               ======
Cash dividends:
   Common                                            (900)
   Preferred                                           (1)
Common stock issued under employee
   plans                                               54
Common stock repurchased                             (739)
Conversion of preferred stock
Other                                                  1
---------------------------------------------------------
Balance, March 31, 2001                           $48,886
=========================================================

Balance, December 31, 2001                        $48,520
Net income                                          2,179      $ 2,179
Other comprehensive income, net of tax:
   Net unrealized losses on available-for-sale
     and marketable equity securities                  (3)          (3)
   Net unrealized gains on foreign currency
     translation adjustments                            2            2
   Net losses on derivatives                         (508)        (508)
                                                               -------
Comprehensive income                                           $ 1,670
                                                               =======
Cash dividends:
   Common                                            (925)
   Preferred                                           (1)
Common stock issued under employee
  plans                                               817
Common stock repurchased                           (1,955)
Conversion of preferred stock
Other                                                  43
---------------------------------------------------------
Balance, March 31, 2002                           $48,169
=========================================================

/(1)/ At March 31, 2002 and December 31, 2001, Accumulated Other Comprehensive
     Income (Loss) consisted of net unrealized losses on available-for-sale and marketable equity securities of $(483) and $(480), respectively; foreign currency translation adjustments of $(169) and $(171), respectively and net gains on derivatives of $580 and $1,088, respectively.

          See accompanying notes to consolidated financial statements.

================================================================================
Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows

-----------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                                              March 31
                                                                                       --------------------
(Dollars in millions)                                                                    2002        2001
-----------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                             $  2,179    $  1,870
Reconciliation of net income to net cash provided by (used in) operating activities:
   Provision for credit losses                                                              840         835
   (Gains) losses on sales of securities                                                    (44)          8
   Depreciation and premises improvements amortization                                      217         214
   Amortization of intangibles                                                               55         223
   Deferred income tax (benefit) expense                                                   (141)        162
   Net increase in trading and hedging instruments                                       (5,395)     (4,458)
   Net decrease in other assets                                                          10,594         891
   Net increase (decrease) in accrued expenses and other liabilities                      3,549      (2,010)
   Other operating activities, net                                                         (604)     (2,438)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                                11,250      (4,703)
-----------------------------------------------------------------------------------------------------------
Investing activities
Net increase in time deposits placed and other short-term investments                    (1,124)       (101)
Net (increase) decrease in federal funds sold and securities purchased under
   agreements to resell                                                                 (12,663)      7,474
Proceeds from sales of available-for-sale securities                                     27,750      25,136
Proceeds from maturities of available-for-sale securities                                 7,221         856
Purchases of available-for-sale securities                                              (24,916)     (9,024)
Proceeds from maturities of held-to-maturity securities                                      12          --
Proceeds from sales and securitizations of loans and leases                               4,448       5,761
Other changes in loans and leases, net                                                   (4,893)      3,777
Purchases and originations of mortgage banking assets                                      (211)       (310)
Purchases of premises and equipment                                                        (551)       (147)
Proceeds from sales of foreclosed properties                                                 83          71
Acquisition of business activities, net                                                    (110)       (390)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities                                (4,954)     33,103
-----------------------------------------------------------------------------------------------------------
Financing activities
Net decrease in deposits                                                                 (6,295)    (11,784)
Net increase (decrease) in federal funds purchased and securities sold under
   agreements to repurchase                                                                 818     (12,400)
Net decrease in commercial paper and other short-term borrowings                           (225)     (5,932)
Proceeds from issuance of long-term debt and trust preferred securities                   3,481       4,762
Retirement of long-term debt and trust preferred securities                              (6,337)     (5,554)
Proceeds from issuance of common stock                                                      817          54
Common stock repurchased                                                                 (1,955)       (739)
Cash dividends paid                                                                        (926)       (901)
Other financing activities, net                                                              (4)        (41)
-----------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                             (10,626)    (32,535)
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                (63)        (45)
-----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                (4,393)     (4,180)
Cash and cash equivalents at January 1                                                   26,837      27,513
-----------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at March 31                                               $ 22,444    $ 23,333
-----------------------------------------------------------------------------------------------------------

Net loans and leases transferred from loans held for sale to the loan portfolio amounted to $2,534 and $1,699 for the three months ended March 31, 2002 and 2001, respectively.

Loans transferred to foreclosed properties amounted to $82 and $101 for the three months ended March 31, 2002 and 2001, respectively.

There were no loans and loans held for sale securitized and retained in the available-for-sale portfolio for the three months ended March 31, 2002. Loans and loans held for sale securitized and retained in the available-for-sale securities portfolio amounted to $734 for the three months ended March 31, 2001.

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Bank of America Corporation and Subsidiaries
================================================================================

     Bank of America Corporation (the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. Through its banking and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At March 31, 2002, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and Bank of America, N.A. (USA).

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

     Accounting policies followed in the presentation of interim financial results are presented on pages 82 to 87 of the Corporation's Annual Report for the year ended December 31, 2001.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 became effective for the Corporation on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill be recorded at the reporting unit level. Reporting units are defined as an operating segment or one level below. The Corporation has determined its reporting units and assigned goodwill to them. The Corporation has evaluated the lives of intangible assets as required by SFAS 142 and no change was made regarding lives upon adoption. SFAS 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually at the reporting unit level. Goodwill was tested upon adoption of the standard for impairment. As a result of this testing, no impairment charges were recorded.

     In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation does not expect the adoption of this pronouncement to have an impact on its results of operations or financial condition.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective for the Corporation on January 1, 2002. The adoption of this pronouncement had no impact on the Corporation's results of operations or financial condition.

Goodwill and Other Intangibles

     Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

Note Two - Trading Activities

Trading-Related Revenue

     Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative positions and mortgage banking assets. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed and the volatility of price and rate movements. Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on interest-earning and interest-bearing trading positions or the related funding charge or benefit. Trading account profits and trading-related net interest income ("trading-related revenue") are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation's trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities, and derivative contracts in interest rates, equities, credit and commodities. Trading account profits for the three months ended March 31, 2001 included an $83 million transition adjustment net loss recorded as a result of the implementation of SFAS 133.

-----------------------------------------------------------
                                         Three Months Ended
                                             March 31
                                         ------------------
(Dollars in millions)                      2002     2001
-----------------------------------------------------------
Trading account profits - as reported      $345    $  699
Trading-related net interest income         435       362
-----------------------------------------------------------
   Total trading-related revenue           $780    $1,061
===========================================================
Trading-related revenue by product
Foreign exchange                           $129    $  147
Interest rate                               258       156
Fixed income                                236       359
Equities and equity derivatives             133       348
Commodities                                  24        51
-----------------------------------------------------------
   Total trading-related revenue           $780    $1,061
===========================================================

Trading Account Assets and Liabilities

     The fair values of the components of trading account assets and liabilities at March 31, 2002 and December 31, 2001 were:

------------------------------------------------------------
                                      March 31   December 31
(Dollars in millions)                   2002        2001
------------------------------------------------------------
Trading account assets
U.S. Government & Agency securities    $17,489     $15,009
Foreign sovereign debt                   9,389       6,809
Corporate & other debt securities       13,502      11,596
Equity securities                        4,288       2,976
Mortgage-backed securities               3,608       3,070
Other                                   10,293       7,884
-----------------------------------------------------------
   Total                               $58,569     $47,344
===========================================================
Trading account liabilities
U.S. Government & Agency securities    $ 7,333     $ 4,121
Foreign sovereign debt                   6,249       3,096
Corporate & other debt securities        1,927       1,501
Equity securities                        4,949       6,151
Mortgage-backed securities                 156          12
Other                                    4,644       4,571
-----------------------------------------------------------
   Total                               $25,258     $19,452
===========================================================

     See Note Three below for additional information on derivative positions, including credit risk.

Note Three - Derivatives

     The Corporation designates a derivative as held for trading or hedging purposes when it enters into a derivative contract. Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial futures and forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option agreements can be transacted on organized exchanges or directly between parties. The Corporation also provides credit derivatives to customers who wish to hedge existing credit exposures or take on credit exposure to generate revenue.

Credit Risk Associated with Derivative Activities

     Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a net gain position to the Corporation completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. In managing credit risk associated with its derivative activities, the Corporation deals primarily with commercial banks, broker-dealers and corporations. To minimize credit risk, the Corporation enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Corporation reduces credit risk by obtaining collateral based on individual assessments of counterparties. The determination of the need for and the levels of collateral will vary depending on the Corporation's credit risk rating of the counterparty. Generally, the Corporation accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities. At March 31, 2002, the Corporation held $10.5 billion of collateral on derivative assets of $5.1 billion related to transactions where it was deemed appropriate to obtain collateral from the counterparty.

     A portion of the derivative activity involves exchange-traded instruments. Because exchange-traded instruments conform to standard terms and are subject to policies set by the exchange involved, including counterparty approval, margin requirements and security deposit requirements, management believes the credit risk is minimal.

     The following table presents the notional or contract and credit risk amounts at March 31, 2002 and December 31, 2001 of the Corporation's derivative asset positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements.

Derivative Assets/(1)/
----------------------------------------------------------------------------
                                    March 31, 2002        December 31, 2001
                                --------------------------------------------
                                 Contract/    Credit     Contract/    Credit
(Dollars in millions)            Notional      Risk      Notional      Risk
----------------------------------------------------------------------------
Interest rate contracts
Swaps                           $5,397,196   $ 8,186    $5,267,608   $ 9,550
Futures and forwards             2,061,455        75     1,663,109        67
Written options                    665,406        --       678,242        --
Purchased options                  682,052     2,716       704,159     2,165
Foreign exchange contracts
Swaps                              149,536     1,641       140,778     2,274
Spot, futures and forwards         664,438     1,577       654,026     2,496
Written options                     56,886        --        57,963        --
Purchased options                   55,570       383        55,050       496
Equity contracts
Swaps                               13,686       480        14,504       562
Futures and forwards                60,455        74        46,970        44
Written options                     22,257        --        21,009        --
Purchased options                   27,360     2,163        28,902     2,511
Commodity contracts
Swaps                                9,692       871         6,600     1,152
Futures and forwards                 3,116        --         2,176        --
Written options                     10,476        --         8,231        --
Purchased options                   10,385       296         8,219       199
Credit derivatives                  64,440       654        57,182       631
----------------------------------------------------------------------------
   Net replacement cost                      $19,116                 $22,147
============================================================================

/(1)/ Includes both long and short derivative positions.

     The average fair value of derivative assets for the three months ended March 31, 2002 and 2001 was $21.6 billion and $17.2 billion, respectively. The average fair value of derivative liabilities for the three months ended March 31, 2002 and 2001 was $14.4 billion and $21.0 billion, respectively.

Asset and Liability Management (ALM) Activities

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

     Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options and futures, allow the Corporation to effectively manage its interest rate risk position. Non-leveraged generic interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contractual underlying notional amount. Basis swaps involve the exchange of interest payments based on the contractual underlying notional amounts, where both the pay rate and the receive rate are floating rates based on different indices. Option products primarily consist of caps, floors, swaptions and options on index futures contracts. Futures contracts used for ALM activities are primarily index futures providing for cash payments based upon the movements of an underlying rate index.

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

     The Corporation uses its derivatives designated for hedging activities as either fair value hedges, cash flow hedges, or hedges of net investments in foreign operations.

Fair Value Hedges

     The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. For the three months ended March 31, 2002 and 2001, there were no significant gains or losses recognized which represented the ineffective portion and excluded component in assessing hedge effectiveness of fair value hedges.

Cash Flow Hedges

     The Corporation also uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in cash flows of its variable-rate assets and liabilities and anticipated transactions. For the three months ended March 31, 2002 and 2001, the Corporation recognized in the Consolidated Statement of Income a net gain of $9 million and a net loss of $8 million (included in mortgage banking income), respectively, which represented the ineffective portion and excluded component in assessing hedge effectiveness of cash flow hedges. At March 31, 2002 and December 31, 2001, the Corporation has determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

     For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. Deferred net gains on derivative instruments of approximately $242 million included in accumulated other comprehensive income at March 31, 2002 are expected to be reclassified into earnings during the next twelve months. These net gains reclassified into earnings are expected to increase income or reduce expense on the hedged items.

     The maximum term over which the Corporation is hedging its exposure to the variability of future cash flows for all forecasted transactions (excluding interest payments on variable-rate debt) is thirty years with an associated notional amount of $281 million. The weighted-average term over which the Corporation is hedging its exposure to this variability in cash flows is 4.04 years.

Hedges of Net Investments in Foreign Operations

     The Corporation uses forward exchange contracts, currency swaps and nonderivative instruments that provide an economic hedge on its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the three months ended March 31, 2002 and 2001, net losses of $2 million and net gains of $93 million, respectively, related to these derivatives and nonderivative instruments were recorded as a component of the foreign currency translation adjustment in other comprehensive income. These net losses and gains were largely offset by gains and losses in the Corporation's net investments in foreign operations. For the three months ended March 31, 2002, the Corporation recognized in the Consolidated Statement of Income a net loss of $10 million (included in net interest income) which represented the excluded component in assessing effectiveness of hedges of net investments in foreign operations. For the same period in 2001, the Corporation had no excluded component of net investment hedges.

Note Four - Loans and Leases

     Loans and leases at March 31, 2002 and December 31, 2001 were:

---------------------------------------------------------------------------
                                      March 31, 2002     December 31, 2001
                                    ---------------------------------------
(Dollars in millions)                Amount    Percent    Amount    Percent
---------------------------------------------------------------------------
Commercial - domestic               $114,486     34.6%   $118,205     35.9%
Commercial - foreign                  21,311      6.4      23,039      7.0
Commercial real estate - domestic     21,471      6.5      22,271      6.8
Commercial real estate - foreign         379      0.1         383      0.1
---------------------------------------------------------------------------
   Total commercial                  157,647     47.6     163,898     49.8
---------------------------------------------------------------------------
Residential mortgage                  88,272     26.6      78,203     23.8
Home equity lines                     22,109      6.7      22,107      6.7
Direct/Indirect consumer              36,349     11.0      37,638     11.5
Consumer finance                       5,219      1.6       5,331      1.6
Bankcard                              19,535      5.9      19,884      6.0
Foreign consumer                       2,079      0.6       2,092      0.6
---------------------------------------------------------------------------
   Total consumer                    173,563     52.4     165,255     50.2
---------------------------------------------------------------------------
      Total loans and leases        $331,210    100.0%   $329,153    100.0%
===========================================================================

     The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2002 and 2001:

--------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31
                                                        ------------------
(Dollars in millions)                                     2002      2001
--------------------------------------------------------------------------
Balance, January 1                                      $ 6,875    $6,838
--------------------------------------------------------------------------
Loans and leases charged off                             (1,069)     (918)
Recoveries of loans and leases previously charged off       229       146
--------------------------------------------------------------------------
   Net charge-offs                                         (840)     (772)
--------------------------------------------------------------------------
Provision for credit losses                                 840       835
Other, net                                                   (6)       (1)
--------------------------------------------------------------------------
   Balance, March 31                                    $ 6,869    $6,900
==========================================================================

     The following table presents the recorded investment in specific loans that were considered individually impaired in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114) at March 31, 2002 and December 31, 2001:

----------------------------------------------------------------------
(Dollars in millions)               March 31, 2002   December 31, 2001
----------------------------------------------------------------------
Commercial - domestic                   $3,022            $3,138
Commercial - foreign                       583               501
Commercial real estate - domestic          205               240
Commercial real estate - foreign             2                --
----------------------------------------------------------------------
   Total impaired loans                 $3,812            $3,879
======================================================================

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. Once a loan has been identified as individually impaired, management measures impairment in accordance with SFAS 114. Individually impaired loans are measured based on the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral for loans that are solely dependent on the collateral for repayment. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.

     At March 31, 2002 and December 31, 2001, nonperforming loans, including certain loans which were considered impaired, totaled $4.6 billion and $4.5 billion, respectively. Included in other assets was $304 million and $1.0 billion of loans held for sale which would have been classified as nonperforming had they been included in loans at March 31, 2002 and December 31, 2001, respectively. Foreclosed properties amounted to $391 million and $402 million at March 31, 2002 and December 31, 2001, respectively.

Note Five - Goodwill and Other Intangibles

     In accordance with SFAS 142, no goodwill amortization was recorded for the three months ended March 31, 2002. Goodwill amortization expense for the three months ended March 31, 2001 was $168 million. Net income for the three months ended March 31, 2001 was $1.870 billion or $1.16 per share ($1.15 per share diluted). Net income adjusted to exclude goodwill amortization expense would have been $2.029 billion or $1.26 per share ($1.25 per share diluted) for the three months ended March 31, 2001. The impact of goodwill amortization on net income in the first quarter of 2001 was $159 million or $0.10 per share. See Note One of the consolidated financial statements for further details on goodwill.

     At March 31, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $2.2 billion and $994 million, respectively. At December 31, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $2.2 billion and $931 million, respectively. Amortization expense on core deposits and other intangibles was $55 million for the three months ended both March 31, 2002 and 2001. The Corporation estimates that aggregate amortization expense will be $219 million for 2002, $216 million for 2003, $209 million for 2004, $203 million for 2005 and $201 million for 2006.

Note Six - Short-Term Borrowings, Long-Term Debt and Trust Preferred Securities

     In the first quarter of 2002, Bank of America Corporation issued $2.2 billion in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2005 to 2032. The $2.2 billion was converted from fixed rates ranging from 4.32 percent to 6.90 percent to floating rates through interest rate swaps at spreads ranging from 44 basis points below to 55 basis points over three-month London InterBank Offered Rate (LIBOR).

     At March 31, 2002, Bank of America Corporation was authorized to issue approximately $8.9 billion of additional corporate debt and other securities under its existing shelf registration statements.

     Bank of America Corporation has a 300 billion yen-denominated (approximately U.S. $3 billion) shelf registration in Japan to be used exclusively for primary offerings to non-United States residents. In addition, Bank of America Corporation allocated $2 billion of a joint Euro medium-term note program to be used exclusively for secondary offerings to non-United States residents for a shelf registration statement filed in Japan. Bank of America Corporation had $420 million outstanding under these programs at both March 31, 2002 and December 31, 2001.

     Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $416 million at March 31, 2002 compared to $2.5 billion at December 31, 2001. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased, are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $2.9 billion at March 31, 2002 compared to $4.5 billion at December 31, 2001. In the first quarter of 2002, Bank of America N.A. issued a $131 million senior long-term bank note at a
3.66 percent fixed rate to mature in 2003.

     Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $25.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation's notes outstanding under this program totaled $6.3 billion at March 31, 2002 and December 31, 2001. Bank of America, N.A.'s notes outstanding under this program totaled $1.3 billion at March 31, 2002 compared to $1.4 billion at December 31, 2001. At March 31, 2002, Bank of America Corporation and Bank of America, N.A. were authorized to issue approximately $8.7 billion each. At March 31, 2002 and December 31, 2001, $1.5 billion and $2.0 billion, respectively, were outstanding under the former BankAmerica Corporation Euro medium-term note program. No additional debt securities will be offered under that program.

     At March 31, 2002, Bank of America Oregon, N.A. and Bank of America Georgia, N.A. maintained $6.0 billion and $2.3 billion in Federal Home Loan Bank advances from Home Loan Banks in Seattle, Washington and Atlanta, Georgia, respectively.

     In the first quarter of 2002, BAC Capital Trust II, a wholly-owned grantor trust of Bank of America Corporation, issued $900 million of trust preferred securities. The annual dividend rate is 7 percent and is paid quarterly on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 2002.

     Bank of America Corporation redeemed the 7.84 percent Trust Originated Preferred Securities issued by NB Capital Trust I and the 7.75 percent Trust Originated Preferred Securities issued by BankAmerica Capital I on March 15, 2002 with a redemption price of $25 per security plus accrued and unpaid distributions up to but excluding the redemption date of March 15, 2002.

Note Seven - Commitments and Contingencies

     In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet.

Credit Extension Commitments

     The Corporation enters into commitments to extend credit, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The unfunded commitments shown below have been reduced by cash held by the Corporation and amounts participated to other financial institutions. For each of these types of instruments, the Corporation's maximum exposure to credit loss is represented by the contractual amount of these instruments. Many of the commitments are collateralized and most are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent risk of loss or future cash requirements. The following table summarizes outstanding unfunded commitments to extend credit at March 31, 2002 and December 31, 2001:

---------------------------------------------------------------------------
                                                     March 31   December 31
(Dollars in millions)                                  2002         2001
---------------------------------------------------------------------------
Credit card commitments                              $ 76,745    $ 73,644
Other loan commitments                                214,557     221,529
Standby letters of credit and financial guarantees     31,573      32,416
Commercial letters of credit                            3,442       3,581
---------------------------------------------------------------------------
   Total                                             $326,317    $331,170
===========================================================================

     Commitments to extend credit are legally binding, generally have specified rates and maturities and are for specified purposes. Certain commitments have adverse change clauses which help to protect the Corporation against deterioration in the borrowers' ability to pay. At March 31, 2002 and December 31, 2001, there were no unfunded commitments to any industry or foreign country greater than 10 percent of total unfunded commitments to extend credit. Credit card lines are unsecured commitments, which are reviewed at least annually by management. Upon evaluation of the customers' creditworthiness, the Corporation has the right to terminate or change the terms of the credit card lines. SBLCs and financial guarantees are issued to support the debt obligations of customers. If an SBLC or financial guarantee is drawn upon, the Corporation looks to its customer for payment. Commercial letters of credit, issued primarily to facilitate customer trade finance activities, are collateralized by the underlying goods being shipped by the customer and are generally short-term. The Corporation manages the credit risk on unfunded commitments by subjecting these commitments to the same credit approval and monitoring processes used for on-balance sheet loans.

When-Issued Securities

     When-issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. Changes in market price between commitment date and issuance are reflected in trading account profits. At March 31, 2002, the Corporation had commitments to purchase and sell when-issued securities of $65.7 billion and $55.7 billion, respectively. At December 31, 2001, the Corporation had commitments to purchase and sell when-issued securities of $45.0 billion and $39.6 billion, respectively.

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

     In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of pending matters will be; however, based on current knowledge, management does not believe that liabilities arising from pending litigation, if any, will have a material adverse effect on the consolidated financial position, operations or liquidity of the Corporation.

     The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998 (the "Proxy Statement"), falsely stated that the merger between NationsBank Corporation (NationsBank) and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes (the "Classes") consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss. A former NationsBank stockholder who opted out of the NationsBank shareholder Class also commenced an action in the Missouri federal court (the "Opt-Out Action") asserting claims substantially similar to the claims related to D.E. Shaw set forth in the consolidated action. Similar class actions have been filed in California state courts. Plaintiffs in one such class action, brought on behalf of California residents who owned BankAmerica stock, claim that the Proxy Statement falsely stated that the merger would be one of equals. Plaintiffs in that matter have been included in the federal action as part of the BankAmerica shareholder Class and will not be proceeding in California state court. Other California state court class actions were consolidated, but have not been certified as class actions. The Missouri federal court enjoined prosecution of those consolidated cases as a class action. The plaintiffs who were enjoined appealed to the United States Court of Appeals for the Eighth Circuit, which upheld the district court's injunction. Those plaintiffs sought review in the United States Supreme Court, which was denied.

     In February of 2002, the Corporation reached an agreement, subject to judicial approval, to settle the Class actions. The proposed settlement provides for payment of $333 million to the NationsBank Classes and $157 million to the BankAmerica Classes. The Court has preliminarily approved the settlement, has directed that notice of the settlement be given to the classes, and has scheduled a hearing on May 31, 2002 to determine whether to approve the settlement and dismiss the Class actions. The Corporation agreed to the proposed settlement without admitting liability. The proposed settlement will be paid from existing litigation reserves and insurance and will not have an impact on the Corporation's financial results. On March 15, 2002, the Missouri federal court dismissed the Opt-Out Action with prejudice following a settlement.

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

Note Eight -  Shareholders' Equity and Earnings Per Common Share

     The Corporation sells put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. The put options give the holders the right to sell shares of the Corporation's common stock to the Corporation on certain dates at specified prices. The put option contracts allow the Corporation to determine the method of settlement, and the premiums received are reflected as a component of other shareholders' equity. At March 31, 2002, there were four million put options outstanding with exercise prices ranging from $61.82 per share to $61.86 per share, which expire from September 2002 to February 2003. The closing market price of the Corporation's common stock at March 31, 2002 was $68.02 per share. At December 31, 2001, there were two million put options outstanding with exercise prices ranging from $61.82 per share to $61.84 per share, all of which expire in September 2002.

     Pre-tax gains (losses) recorded in other comprehensive income were $(83) million and $1.7 billion for the three months ended March 31, 2002 and 2001, respectively. Pre-tax reclassification adjustments to net income of $131 million and $115 million were recorded for the three months ended March 31, 2002 and 2001, respectively. The related income tax expense was $295 million and $573 million for the three months ended March 31, 2002 and 2001, respectively.

     Earnings per common share is computed by dividing net income available to common shareholders by the weighted average common shares issued and outstanding. For diluted earnings per common share, net income available to common shareholders can be affected by the conversion of the registrant's convertible preferred stock. Where the effect of this conversion is dilutive, the associated preferred dividends are added back to net income available to common shareholders. This adjusted net income is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options outstanding and the dilution resulting from the conversion of the registrant's convertible preferred stock, if applicable. The effects of convertible preferred stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.

     For the three months ended March 31, 2002 and 2001, options to purchase 35 million and 114 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.

     The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2002 and 2001 is presented below:

--------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                                  March 31
                                                                           -----------------------
(Dollars in millions, except per share information; shares in thousands)      2002        2001
--------------------------------------------------------------------------------------------------
Earnings per common share
Net income                                                                 $    2,179   $    1,870
Preferred stock dividends                                                          (1)          (1)
--------------------------------------------------------------------------------------------------
Net income available to common shareholders                                $    2,178   $    1,869
--------------------------------------------------------------------------------------------------
Average common shares issued and outstanding                                1,543,471    1,608,890
--------------------------------------------------------------------------------------------------
   Earnings per common share                                               $     1.41   $     1.16
==================================================================================================
Diluted earnings per common share
Net income available to common shareholders                                $    2,178   $    1,869
Preferred stock dividends                                                           1            1
--------------------------------------------------------------------------------------------------
Net income available to common shareholders and assumed
   conversions                                                             $    2,179   $    1,870
--------------------------------------------------------------------------------------------------
Average common shares issued and outstanding                                1,543,471    1,608,890
--------------------------------------------------------------------------------------------------
Incremental shares from assumed conversions:
   Convertible preferred stock                                                  2,486        2,804
   Stock options                                                               35,891       19,405
--------------------------------------------------------------------------------------------------
Dilutive potential common shares                                               38,377       22,209
--------------------------------------------------------------------------------------------------
Total diluted average common shares issued and outstanding                  1,581,848    1,631,099
--------------------------------------------------------------------------------------------------
   Diluted earnings per common share                                       $     1.38   $     1.15
==================================================================================================

Note Nine - Business Segment Information

     The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment. A customer-centered strategic approach is changing the way the Corporation focuses on its business. In addition to traditional financial reporting, the Corporation has begun using customer segment-based financial operating information.

     Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers investment, fiduciary and comprehensive credit expertise; asset management services to institutional clients, high-net-worth individuals and retail customers; and investment, securities and financial planning services to affluent and high-net-worth individuals. Global Corporate and Investment Banking provides capital raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading as well as traditional bank deposit and loan products, cash management and payment services to large corporations and institutional markets. Equity Investments includes Principal Investing which makes both direct and indirect equity investments in a wide variety of companies at all stages of the business cycle. Equity Investments also includes the Corporation's strategic technology and alliances investment portfolio.

     Corporate Other consists primarily of gains and losses associated with managing the balance sheet of the Corporation, certain consumer finance and commercial lending businesses being liquidated and certain residential mortgages originated by the mortgage group or otherwise acquired and held for asset/liability management purposes.

     The following table includes results of operations and average total assets for the three months ended March 31, 2002 and 2001, and goodwill balances at March 31, 2002 and December 31, 2001, for each business segment. Certain prior period amounts have been reclassified between segments to conform to the current period presentation.

Business Segments
--------------------------------------------------------------------------------
For the three months ended March 31

                                                                    Consumer and
                                         Total Corporation    Commercial Banking /(1)/   Asset Management /(1)/
                                        -----------------------------------------------------------------------
(Dollars in millions)                     2002       2001          2002        2001           2002      2001
---------------------------------------------------------------------------------------------------------------
Net interest income /(2)/               $  5,247   $  4,721      $  3,513   $  3,109        $   188   $   171
Noninterest income /(3)/                   3,440      3,780         1,974      1,886            414       438
---------------------------------------------------------------------------------------------------------------
   Total revenue                           8,687      8,501         5,487      4,995            602       609
Provision for credit losses                  840        835           430        330             26         8
Gains (losses) on sales of securities         44         (8)           25         --             --        --
Amortization of intangibles /(4)/             55        223            44        159              1        14
Other noninterest expense                  4,439      4,431         2,758      2,582            354       381
---------------------------------------------------------------------------------------------------------------
   Income before income taxes              3,397      3,004         2,280      1,924            221       206
Income tax expense                         1,218      1,134           862        754             79        78
---------------------------------------------------------------------------------------------------------------
   Net income                           $  2,179   $  1,870      $  1,418   $  1,170        $   142   $   128
===============================================================================================================
Average total assets                    $637,678   $648,698      $299,526   $283,752        $26,110   $26,584
===============================================================================================================
Goodwill, beginning balance             $ 10,854                 $  7,726                   $   943
===============================================================================================================
Goodwill, ending balance                $ 10,950                 $  7,726                   $ 1,053
===============================================================================================================

For the three months ended March 31

                                          Global Corporate and
                                        Investment Banking /(1)/   Equity Investments /(1)/    Corporate Other
                                        -----------------------------------------------------------------------
(Dollars in millions)                        2002       2001             2002     2001          2002      2001
---------------------------------------------------------------------------------------------------------------
Net interest income /(2)/                  $  1,217   $  1,038          $  (40)  $  (41)      $   369   $   444
Noninterest income /(3)/                      1,109      1,413              16      143           (73)     (100)
---------------------------------------------------------------------------------------------------------------
   Total revenue                              2,326      2,451             (24)     102           296       344
Provision for credit losses                     261        244              --       --           123       253
Gains (losses) on sales of securities           (24)        (8)             --       --            43        --
Amortization of intangibles /(4)/                 8         35               1        3             1        12
Other noninterest expense                     1,266      1,305              27       47            34       116
---------------------------------------------------------------------------------------------------------------
   Income before income taxes                   767        859             (52)      52           181       (37)
Income tax expense                              264        306             (20)      19            33       (23)
---------------------------------------------------------------------------------------------------------------
   Net income                              $    503   $    553          $  (32)  $   33       $   148   $   (14)
===============================================================================================================
Average total assets                       $229,958   $232,367          $6,159   $6,719       $75,925   $99,276
===============================================================================================================
Goodwill, beginning balance                $  2,051                     $  134
===============================================================================================================
Goodwill, ending balance                   $  2,037                     $  134
===============================================================================================================

/(1)/ There were no material intersegment revenues among the segments.
/(2)/ Net interest income is presented on a taxable-equivalent basis.
/(3)/ Noninterest income included the $83 million SFAS 133 transition adjustment net loss which was recorded in trading account profits in the first quarter of 2001. The components of the transition adjustment by segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.
/(4)/ The Corporation adopted SFAS 142 on January 1, 2002. Accordingly, no goodwill amortization was recorded in 2002.

     A reconciliation of the four business segments' net income to consolidated net income follows:

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31
                                                              ------------------
(Dollars in millions)                                           2002     2001
--------------------------------------------------------------------------------
Segments' net income                                           $2,031   $1,884
Adjustments, net of taxes:
   Earnings associated with unassigned capital                     96       51
   Asset/liability management mortgage portfolio                   60       67
   Liquidating businesses                                          10       (2)
   SFAS 133 transition adjustment net loss                         --      (68)
   Provision for credit losses in excess of net charge-offs        --      (41)
   Gains on sales of securities                                    28       --
   Other                                                          (46)     (21)
--------------------------------------------------------------------------------
      Consolidated net income                                  $2,179   $1,870
================================================================================

     The adjustments presented in the table above include consolidated income and expense amounts not specifically allocated to individual business segments.

--------------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     This report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of Bank of America Corporation (the Corporation). This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation's Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation's 2001 Annual Report. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

     The possible events or factors include the following: the Corporation's loan growth is dependent on general economic conditions as well as various discretionary factors such as decisions to securitize, sell or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The level of nonperforming assets, charge-offs and provision expense can be affected by local, regional and international economic and market conditions, including the concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics. The Corporation is also exposed to potential litigation liabilities, including costs, expenses, settlements and judgments, that may adversely affect the Corporation. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation's results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the Internet; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation; and management's ability to manage these and other risks.

Overview

     The Corporation is a Delaware corporation, a bank holding company and a financial holding company and is headquartered in Charlotte, North Carolina. The Corporation operates in 21 states and the District of Columbia and has offices located in 34 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. A customer-centered strategic approach is changing the way the Corporation focuses on its business. In addition to existing financial reporting, the Corporation has begun using customer segment-based financial operating information. At March 31, 2002, the Corporation had $620 billion in assets and approximately 137,000 full-time equivalent employees. Refer to Table One for selected financial data for the three months ended March 31, 2002 and 2001.

Key performance highlights for the three months ended March 31, 2002 compared to the same period in 2001:

..    Net income totaled $2.2 billion, or $1.38 per common share (diluted), compared to $1.9 billion, or $1.15 per common share (diluted). The return on average common shareholders' equity was 18.64 percent. Shareholder value added (SVA) increased $153 million to $832 million. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the Corporation no longer amortizes goodwill. Excluding goodwill amortization in 2001, net income and earnings per share would have been $2.0 billion and $1.25 per common share (diluted).

..    Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. Total revenue was $8.7 billion, an increase of $186 million.

     . Net interest income increased $526 million to $5.2 billion. The increase was primarily due to changes in interest rates, investment portfolio repositioning and higher levels of core funding, partially offset by the securitization of the subprime real estate loan portfolio and reduced commercial loan levels. Average core deposits grew to $321.7 billion, a $24.1 billion increase. The net interest yield was 3.85 percent, a 46 basis point increase.

     . Noninterest income was $3.4 billion, a $340 million decrease. Consumer and Commercial Banking experienced a $52 million, or six percent, increase in service charges driven by higher corporate service charges. Card income remained relatively flat at $576 million as the increase in debit card was offset by a decline in credit card income. Mortgage banking income increased $71 million, or 59 percent, led by continued strength in profit margins and sales volumes. Trading account profits in Consumer Products reflected the unfavorable mark-to-market adjustments on certain mortgage banking assets and the related derivative instruments. Income from investment and brokerage services was flat in the Asset Management segment largely due to lower asset management fees reflecting lower market valuations, partially offset by an increase in consumer brokerage fees. The noninterest income component of trading-related revenue within Global Corporate and Investment Banking decreased $353 million, primarily due to declines in fixed income and equities and equity derivative products. Investment banking income remained relatively flat, as growth in syndications and securities underwriting was offset by declines in other investment banking income and advisory services. Equity Investments had equity investment gains of $17 million, reflecting a sharp decline of $124 million.

..    The provision for credit losses remained essentially flat at $840 million.
     Net charge-offs were $840 million, or 1.04 percent of average loans and leases, an increase of 23 basis points. The increase in net charge-offs of $68 million was primarily due to an increase in bankcard charge-offs, partially offset by higher commercial loan recoveries as well as a decrease in consumer finance charge-offs due to the exit of the subprime real estate lending business.

..    Nonperforming assets were $5.0 billion, or 1.51 percent of loans, leases and foreclosed properties at March 31, 2002, an $84 million increase from December 31, 2001. Nonperforming assets continued to be affected by the weakened economic environment. The allowance for credit losses totaled $6.9 billion, or 2.07 percent of total loans and leases, at March 31, 2002 and remained flat compared to December 31, 2001.

..    Noninterest expense was $4.5 billion, compared to $4.7 billion in 2001.
     Excluding goodwill amortization of $168 million in 2001, noninterest expense would have remained essentially unchanged in 2002 compared to the prior year. Increases in personnel, other general operating and data processing expenses were offset by reductions in equipment and professional fees expenses.

Table One

Selected Financial Data/(1)/
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                             March 31
                                                                      ---------------------
(Dollars in millions, except per share information)                      2002        2001
---------------------------------------------------------------------------------------------
Income statement
Net interest income                                                   $    5,153   $    4,639
Net interest income (taxable-equivalent basis)                             5,247        4,721
Noninterest income                                                         3,440        3,780
Total revenue                                                              8,593        8,419
Total revenue (taxable-equivalent basis)                                   8,687        8,501
Provision for credit losses                                                  840          835
Gains (losses) on sales of securities                                         44           (8)
Noninterest expense                                                        4,494        4,654
Income before income taxes                                                 3,303        2,922
Income tax expense                                                         1,124        1,052
Net income                                                                 2,179        1,870
Average common shares issued and outstanding (in thousands)            1,543,471    1,608,890
Average diluted common shares issued and outstanding (in thousands)    1,581,848    1,631,099
---------------------------------------------------------------------------------------------
Performance ratios
Return on average assets                                                    1.39%        1.17%
Return on average common shareholders' equity                              18.64        15.86
Total equity to total assets (period-end)                                   7.77         8.02
Total average equity to total average assets                                7.44         7.38
Efficiency ratio                                                           51.74        54.73
Net interest yield                                                          3.85         3.39
Dividend payout ratio                                                      42.48        48.14
Shareholder value added                                               $      832   $      679
---------------------------------------------------------------------------------------------
Per common share data
Earnings                                                              $     1.41   $     1.16
Diluted earnings                                                            1.38         1.15
Cash dividends paid                                                         0.60         0.56
Book value                                                                 31.15        30.47
---------------------------------------------------------------------------------------------
Average balance sheet
Total loans and leases                                                $  327,801   $  387,889
Total assets                                                             637,678      648,698
Core deposits                                                            321,744      297,624
Total deposits                                                           364,403      355,618
Common shareholders' equity                                               47,392       47,794
Total shareholders' equity                                                47,456       47,866
---------------------------------------------------------------------------------------------
Risk-based capital ratios (period-end)
Tier 1 capital                                                              8.55%        7.65%
Total capital                                                              13.02        11.84
Leverage ratio                                                              6.72         6.41
---------------------------------------------------------------------------------------------
Market price per share of common stock
 Closing                                                              $    68.02   $    54.75
 High                                                                      69.61        55.94
 Low                                                                       57.51        45.00
=============================================================================================

/(1)/ As a result of the adoption of SFAS 142 on January 1, 2002, the Corporation no longer amortizes goodwill. Goodwill amortization expense for the three months ended March 31, 2001 was $168 million. Excluding goodwill amortization in 2001, net income and earnings per share would have been $2,029 and $1.25 per share (diluted), respectively.

Summary of Significant Accounting Policies

     The Corporation's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Corporation's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. The Corporation's significant accounting policies are discussed in detail in Note One of the consolidated financial statements on pages 82 to 87 of the Corporation's 2001 Annual Report. The following is a summary of the more judgmental and complex accounting policies of the Corporation.

     Many of the Corporation's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectablity of loans is reflected through the Corporation's estimate of the allowance for credit losses. The Corporation performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectibility. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Corporation utilizing dealer quotes, market comparisons or internally generated modeling techniques. The Corporation's internal models generally involve present value of cash flow techniques. The Corporation adopted SFAS 142 during the first quarter of 2002. A discounted cash flow model was used to determine the fair value of its reporting units as required by the Standard. Cash flow estimates require judgement and the Corporation believes that assumptions used in determining the cash flows are consistent with assumptions marketplace participants would use in estimates of their fair value. The various valuation techniques are discussed in greater detail elsewhere in management's discussion and analysis and in Note One of the consolidated financial statements on pages 82 to 87 of the Corporation's 2001 Annual Report.

     There are other complex accounting standards that require the Corporation to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the applicable hedge deferral criteria, the accounting for the transfer of financial assets and extinguishments of liabilities in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), and the determination of when certain special purpose vehicles should be consolidated in the Corporation's balance sheet and statement of income. For a more complete discussion of these policies, see Note One of the consolidated financial statements on pages 82 to 87 of the Corporation's 2001 Annual Report.

     The remainder of management's discussion and analysis of the Corporation's results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes presented on pages 2 through 19.

Business Segment Operations

     The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. The Corporation manages its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment. A customer-centered strategic approach is changing the way the Corporation focuses on its businesses. In addition to traditional financial reporting, the Corporation has begun using customer segment-based financial operating information. Additional information on customer segments can be found in the Customer Segments section beginning on page 35.

     The business segments summarized in Table Two are primarily managed with a focus on various performance measures including total revenue, net income, shareholder value added (SVA), return on average equity and efficiency. Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. The net interest income of the business segments reflects the results of a funds transfer pricing process which matches assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Corporation's overall asset and liability management activities on a proportionate basis. SVA is a performance measure that is aligned with the Corporation's growth strategy orientation and strengthens the Corporation's focus on generating long-term growth and shareholder value. SVA is defined as cash basis operating earnings less a charge for the use of capital. Cash basis earnings excludes amortization of goodwill prior to 2002 and amortization of other intangibles. The capital charge is calculated by multiplying 12 percent (management's estimate of the shareholder's minimum required rate of return on capital invested) by average total common shareholders' equity (at the Corporation level) and by average allocated equity (at the business segment level). Equity is allocated to each business segment based on an assessment of its inherent risk.

     See Note Nine of the consolidated financial statements for additional business segment information, a reconciliation to consolidated amounts and information on Corporate Other. Additional information on noninterest income can be found in the "Noninterest Income" section beginning on page 39. Certain prior period amounts have been reclassified between segments and their components (presented after Table Two) to conform to the current period presentation.

Table Two
Business Segment Summary /(1)/
--------------------------------------------------------------------------------

For the three months ended March 31

                                                        Consumer and
                               Total Corporation    Commercial Banking /(2)/   Asset Management /(2)/
                              -----------------------------------------------------------------------
(Dollars in millions)           2002       2001       2002       2001            2002      2001
----------------------------------------------------------------------------------------------------
Net interest income /(3)/     $  5,247   $  4,721     $  3,513   $  3,109        $   188   $   171
Noninterest income /(4)/         3,440      3,780        1,974      1,886            414       438
----------------------------------------------------------------------------------------------------
  Total revenue                  8,687      8,501        5,487      4,995            602       609
Provision for credit losses        840        835          430        330             26         8
Net income                       2,179      1,870        1,418      1,170            142       128
Shareholder value added            832        679          905        754             75        77
Net interest yield                3.85%      3.39%        5.19%      4.90%          3.07%      2.75%
Return on average equity          18.6       15.9         30.6       24.4           24.9      23.5
Efficiency ratio                  51.7       54.7         51.1       54.9           58.9      64.7
Average:
    Total loans and leases    $327,801   $387,889     $183,882   $176,652        $24,171   $23,994
    Total assets               637,678    648,698      299,526    283,752         26,110    26,584
    Total deposits             364,403    355,618      276,662    259,735         11,837    11,813
====================================================================================================

For the three months ended March 31
                                Global Corporate and
                              Investment Banking /(2)/   Equity Investments /(2)/    Corporate Other
                              -----------------------------------------------------------------------
(Dollars in millions)             2002       2001           2002        2001          2002      2001
-----------------------------------------------------------------------------------------------------
Net interest income /(3)/       $  1,217   $  1,038         $  (40)   $  (41)       $   369   $   444
Noninterest income /(4)/           1,109      1,413             16       143            (73)     (100)
-----------------------------------------------------------------------------------------------------
  Total revenue                    2,326      2,451            (24)      102            296       344
Provision for credit losses          261        244             --        --            123       253
Net income                           503        553            (32)       33            148       (14)
Shareholder value added              172        181            (93)      (31)          (227)     (302)
Net interest yield                  2.59%      2.15%           n/m       n/m            n/m       n/m
Return on average equity            17.8       16.3           (6.2)%     5.9%           n/m       n/m
Efficiency ratio                    54.8       54.7            n/m       n/m            n/m       n/m
Average:
    Total loans and leases      $ 65,196   $ 91,570         $  427    $  504        $54,125   $95,169
    Total assets                 229,958    232,367          6,159     6,719         75,925    99,276
    Total deposits                63,212     65,927             --        37         12,692    18,106
=====================================================================================================

n/m = not meaningful

/(1)/ The Corporation adopted SFAS 142 on January 1, 2002; therefore, goodwill amortization expense was not recorded in 2002.
/(2)/ There were no material intersegment revenues among the segments.
/(3)/ Net interest income is presented on a taxable-equivalent basis.
/(4)/ Noninterest income in the first quarter of 2001 included the $83 million
      SFAS 133 transition adjustment net loss which was included in trading account profits. The components of the transition adjustment by segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.

Consumer and Commercial Banking

     Consumer and Commercial Banking provides a wide array of products and services to individuals, small businesses and middle market companies through multiple delivery channels.

     Consumer and Commercial Banking
------------------------------------------------
                              Three Months Ended
                                   March 31
                              ------------------
(Dollars in millions)           2002      2001
------------------------------------------------
Net interest income            $3,513   $3,109
Noninterest income              1,974    1,886
------------------------------------------------
   Total revenue                5,487    4,995
Provision for credit losses       430      330
Net income                      1,418    1,170
Shareholder value added           905      754
Efficiency ratio                 51.1%    54.9%
------------------------------------------------

..    Total revenue increased $492 million, or 10 percent, for the three months ended March 31, 2002 compared to the same period in 2001.

     . Net interest income increased $404 million, or 13 percent, due to a favorable shift in loan mix, overall loan and deposit growth and the Corporation's overall asset and liability management.

     . Noninterest income increased $88 million, or five percent, primarily driven by increased service charges. Card income was relatively flat as the increase in debit card was offset by a decline in credit card income. Mortgage banking income increased $71 million, or 59 percent, led by continued strength in profit margins and sales volume. Trading account profits reflected the unfavorable mark-to-market adjustment on certain mortgage banking assets and the related derivative instruments.

..    Net income for the three months ended March 31, 2002 rose $248 million, or
     21 percent, primarily due to the increase in revenue, partially offset by increases in the provision for credit losses and noninterest expense.

     . The provision for credit losses increased $100 million, or 30 percent, primarily driven by higher charge-offs in the bankcard loan portfolios.

     . The increase in noninterest expense was primarily due to increases in processing and support costs, which included an increase in debit card processing expense related to higher purchase volume, overhead expense and revenue-related incentive compensation. These increases were partially offset by the elimination of goodwill amortization expense. Goodwill amortization expense in the first quarter of 2001 was $113 million.

..    Shareholder value added increased $151 million over the prior year as a result of the increase in net income and lower capital as a result of the Corporation's decision to reduce commercial loan levels in specific industries.

     The major components of Consumer and Commercial Banking are Banking Regions, Consumer Products and Commercial Banking.

Banking Regions

     Banking Regions serves consumer households in 21 states and the District of Columbia and overseas through its network of 4,246 banking centers, 13,161 ATMs, telephone and Internet channels on www.bankofamerica.com.

Banking Regions provides a wide array of products and services, including deposit products such as checking, money market savings accounts, time deposits and IRAs, debit card products and credit products such as home equity, mortgage and personal auto loans. Banking Regions also includes small business banking providing treasury management, credit services, community investment, check card, e-commerce and brokerage services to nearly two million small business relationships across the franchise.

              Banking Regions
------------------------------------------------
                              Three Months Ended
                                   March 31
                              ------------------
(Dollars in millions)           2002      2001
------------------------------------------------
Net interest income            $2,215    $2,049
Noninterest income                962       906
------------------------------------------------
   Total revenue                3,177     2,955
Provision for credit losses        58        70
Net income                        748       605
Shareholder value added           457       400
Efficiency ratio                 60.6%     63.4%
================================================

..    Total revenue for the three months ended March 31, 2002 increased $222 million, or eight percent, with increases in both net interest income and noninterest income.

     . Loan growth, primarily in residential mortgages, and deposit growth as well as the Corporation's overall asset and liability management had a positive effect on net interest income.

     . Noninterest income increased $56 million, or six percent, primarily due to an increase in debit card income and corporate service charges. Debit card income increased $24 million, or 18 percent, driven by a higher number of active debit cards and a 14 percent increase in purchase volume from increased penetration and activation rates. Corporate service charges increased $21 million, or 24 percent, as customers opted to pay service charges rather than maintain additional deposit balances in the lower rate environment as well as higher treasury management fees due to the lower rate environment.

..    Net income increased $143 million, or 24 percent, for the three months ended March 31, 2002, primarily attributable to the increase in revenue discussed above, partially offset by an increase in noninterest expense.

     . Noninterest expense increased $52 million, or three percent, primarily due to an increase in processing support costs, which included an increase in debit card processing expense related to higher purchase volume, and overhead. These increases were offset by the elimination of goodwill amortization expense. Goodwill amortization expense for the first quarter of 2001 was $93 million.

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

               Consumer Products
------------------------------------------------
                              Three Months Ended
                                   March 31
                              ------------------
(Dollars in millions)           2002      2001
------------------------------------------------
Net interest income            $  699    $  436
Noninterest income                776       788
------------------------------------------------
   Total revenue                1,475     1,224
Provision for credit losses       294       181
Net income                        410       323
Shareholder value added           314       237
Efficiency ratio                 36.7%     42.9%
================================================

..    Total revenue for the three months ended March 31, 2002 increased $251 million, or 21 percent, due to an increase in net interest income, partially offset by a slight decrease in noninterest income.

     . Net interest income increased $263 million, or 60 percent, primarily due to growth in bankcard receivables and the Corporation's overall asset and liability management. End of period managed consumer card outstandings increased 15 percent from a year ago, primarily driven by the continued strength in new account volume, the leveraging of the Corporation's franchise to open new accounts with existing customers and the reduction of voluntary attrition partly due to efforts aimed at increasing customer satisfaction.

     . Noninterest income decreased $12 million, or two percent, primarily due to the decline in credit card income. Credit card income decreased $21 million, or five percent, due to lower late fees and interchange fees and the impact of a smaller securitized portfolio. Mortgage banking income increased $71 million, or 59 percent, led by continued strength in profit margins and sales volume. Trading account profits reflected the unfavorable mark-to-market adjustment on certain mortgage banking assets and the related derivative instruments.

..    The $87 million, or 27 percent, increase in net income for the three months ended March 31, 2002 was primarily due to the increase in revenue, partially offset by an increase in the provision for credit losses and a slight increase in noninterest expense.

     . The provision for credit losses increased 63 percent to $294 million primarily due to higher net charge-offs in the bankcard loan portfolio. The increase in bankcard charge-offs was driven by portfolio growth, an increase in personal bankruptcy filings and a weaker economic environment.

Commercial Banking

     Commercial Banking provides commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. These services are available through relationship manager teams as well as through alternative channels such as the telephone via the commercial service center and the Internet by accessing Bank of America Direct. In the first quarter of 2002, certain commercial lending businesses being liquidated were transferred from Commercial Banking to Corporate Other.

             Commercial Banking
------------------------------------------------
                              Three Months Ended
                                   March 31
                              ------------------
(Dollars in millions)           2002      2001
------------------------------------------------
Net interest income            $599       $624
Noninterest income              236        192
------------------------------------------------
   Total revenue                835        816
Provision for credit losses      78         79
Net income                      260        242
Shareholder value added         134        117
Efficiency ratio               40.2%      41.9%
================================================

..    Total revenue for the three months ended March 31, 2002 increased $19 million to $835 million as an increase in noninterest income was partially offset by a decline in net interest income.

     . Net interest income declined $25 million, or four percent, primarily due to the Corporation's decision to reduce commercial loan levels in specific industries, partially offset by the Corporation's overall asset and liability management.

     . The $44 million, or 23 percent, increase in noninterest income was primarily attributable to higher corporate service charges as customers opted to pay service charges rather than carry excess deposit balances in the lower rate environment.

..    The $18 million, or 8 percent, increase in net income was primarily driven by the increase in revenue.

..    Shareholder value added increased $17 million due to an increase in net income and a lower capital charge as a result of reductions in commercial loan levels.

Asset Management

     Asset Management includes the Private Bank, Banc of America Capital Management and the Individual Investor Group. The Private Bank's goal is to assist individuals and families in building and preserving their wealth by providing investment, fiduciary and comprehensive credit expertise to high-net-worth clients. Banc of America Capital Management is an asset-gathering and asset management organization serving the needs of institutional clients, high-net-worth individuals and retail customers. Banc of America Capital Management manages money and distribution channels, manufactures investment products, offers institutional separate accounts and wrap programs and provides advice to clients through asset allocation expertise and software. The Individual Investor Group, which is comprised of Private Client Services and Banc of America Investment Services, Inc., provides investment, securities and financial planning services to affluent and high-net-worth individuals. Private Client Services focuses on high-net-worth individuals. Banc of America Investment Services, Inc. includes both the full-service network of investment professionals and an extensive on-line investor service.

     One of the Corporation's strategies is to focus on and grow the asset management business. Recent initiatives include new investment platforms that broaden the Corporation's capabilities to maximize market opportunity for its clients. The Corporation continues to enhance the financial planning tools used to assist clients with their financial goals.

     Client assets at March 31, 2002 and 2001 were:

            Client Assets
-----------------------------------------
                             March 31
                          ---------------

(Dollars in billions)      2002     2001
-----------------------------------------
Assets under management   $314.9   $286.9
Client brokerage assets     96.6     97.3
Assets in custody           46.0     49.5
-----------------------------------------
   Total client assets    $457.5   $433.7
=========================================

     Assets under management typically generate fees based on a percentage of their value. Assets of the Nations Funds family of mutual funds increased $34 billion to $151 billion at March 31, 2002 compared to a year ago, primarily driven by an increase in money market funds in the declining equity market environment. Growth in total assets under management of $28 billion, or 10 percent, was primarily driven by the growth in money market funds. Client brokerage assets, a source of commission revenue, were relatively flat at $97 billion compared to the prior year. Assets in custody, which generate custodial fees, declined slightly.

               Asset Management
------------------------------------------------
                              Three Months Ended
                                   March 31
                              ------------------
(Dollars in millions)           2002     2001
------------------------------------------------
Net interest income             $188     $171
Noninterest income               414      438
------------------------------------------------
   Total revenue                 602      609
Provision for credit losses       26        8
Net income                       142      128
Shareholder value added           75       77
Efficiency ratio                58.9%    64.7%
================================================

..    Total revenue remained flat for the three months ended March 31, 2002, as the increase in net interest income was offset by a decline in noninterest income.

     . Net interest income increased $17 million, or 10 percent, primarily due to the Corporation's overall asset and liability management.

     . Noninterest income decreased $24 million, or six percent, primarily due to a decline in investment and brokerage services. The decrease in investment and brokerage services income was primarily due to lower asset management fees reflecting lower market valuations, partially offset by an increase in consumer brokerage fees.

..    Net income increased $14 million, or 11 percent, for the three months ended
     March 31, 2002, primarily due to decreased noninterest expense, partially offset by an $18 million increase in the provision for credit losses. Reductions in personnel expenses and amortization expense due to the elimination of goodwill were the main drivers of the $40 million decrease in noninterest expense. The impact of goodwill amortization to net income in the first quarter of 2001 was $12 million.

Global Corporate and Investment Banking

     Global Corporate and Investment Banking provides a broad array of financial services such as investment banking, capital markets, trade finance, treasury management, lending, leasing and financial advisory services to domestic and international corporations, financial institutions and government entities. Clients are supported through offices in 34 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Latin America. Products and services provided include loan origination, merger and acquisition advisory, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leasing, leveraged finance, project finance, structured finance and trade services.

    Global Corporate and Investment Banking
------------------------------------------------
                              Three Months Ended
                                   March 31
                              ------------------
(Dollars in millions)           2002      2001
------------------------------------------------
Net interest income            $1,217    $1,038
Noninterest income              1,109     1,413
------------------------------------------------
   Total revenue                2,326     2,451
Provision for credit losses       261       244
Net income                        503       553
Shareholder value added           172       181
Efficiency ratio                 54.8%     54.7%
================================================

..    For the three months ended March 31, 2002, total revenue decreased $125 million, or five percent, due to a decline in noninterest income, partially offset by an increase in net interest income.

     . Net interest income increased $179 million, or 17 percent, primarily a result of higher trading-related activities and the Corporation's overall asset and liability management, partially offset by lower commercial loan levels.

     . Noninterest income decreased $304 million, or 22 percent, primarily due to a sharp decline in trading account profits, partially offset by increases in investment and brokerage services and corporate service charges.

..    Net income decreased $50 million, or nine percent, for the three months ended March 31, 2002 as the decline in revenue was partially offset by a decrease in noninterest expense.

     . A $66 million, or five percent, decrease in noninterest expense was primarily due to a reduction in revenue-related incentive compensation as well as the elimination of goodwill amortization. The impact of goodwill amortization expense in the first quarter of 2001 was $29 million.

..    Shareholder value added declined $9 million to $172 million as a result of the decrease in net income, partially offset by lower capital due to reductions in loan levels.

     Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through three components: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking

     Global Investment Banking includes the Corporation's investment banking activities and risk management products. Through a separate subsidiary, Banc of America Securities LLC, Global Investment Banking underwrites and makes markets in equity securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. Banc of America Securities LLC also provides correspondent clearing services for other securities broker/dealers and prime-brokerage services. Debt and equity securities research, loan syndications, mergers and acquisitions advisory services and private placements are also provided through Banc of America Securities LLC.

     In addition, Global Investment Banking provides risk management solutions for our global customer base using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the businesses will take positions in these products and capitalize on market-making activities. The Global Investment Banking business also takes an active role in the trading of fixed income securities in all of the regions in which Global Corporate and Investment Banking transacts business and is a primary dealer in the U.S. as well as in several international locations.

           Global Investment Banking
------------------------------------------------
                              Three Months Ended
                                   March 31
                              ------------------
(Dollars in millions)          2002      2001
------------------------------------------------
Net interest income           $  486    $  377
Noninterest income               857     1,112
------------------------------------------------
   Total revenue               1,343     1,489
Provision for credit losses       19        --
Net income                       275       354
Shareholder value added          174       241
Efficiency ratio                65.8%     62.6%
------------------------------------------------

..    Total revenue declined $146 million, or 10 percent, for the three months ended March 31, 2002 due to the decline in noninterest income, partially offset by an increase in net interest income.

     . Net interest income grew $109 million, or 29 percent, primarily as a result of higher trading-related activities.

     . Noninterest income declined $255 million, or 23 percent, primarily due to the decline in trading account profits, partially offset by an increase in investment and brokerage services. Trading account profits decreased 46 percent, or $324 million, primarily due to declines in fixed income and equity products. These declines were due to a slowdown in market activity and a lack of volatility in the market. Investment banking income decreased slightly to $328 million as increases in syndications and securities underwriting were offset by declines in other investment banking income and advisory fees.

..    Net income decreased $79 million, or 22 percent, for the three months ended
     March 31, 2002 as the decline in revenue was partially offset by a decrease in noninterest expense.

     . The $48 million, or five percent, decrease in noninterest expense was primarily due to reductions in revenue-related incentive compensation and the elimination of goodwill amortization. Goodwill amortization expense in the first quarter of 2001 was $15 million.

Global Credit Products

     Global Credit Products provides credit and lending services and includes the corporate industry-focused portfolio, leasing and project finance.

              Global Credit Products
-------------------------------------------------
                               Three Months Ended
                                    March 31
                               ------------------
(Dollars in millions)            2002     2001
-------------------------------------------------
Net interest income              $ 508   $ 506
Noninterest income                  40     111
-------------------------------------------------
   Total revenue                   548     617
Provision for credit losses        243     247
Net income                         120     143
Shareholder value added            (96)   (104)
Efficiency ratio                  23.0%   24.2%
=================================================

..    Total revenue decreased $69 million, or 11 percent, for the three months ended March 31, 2002 compared to the same period in 2001.

     . Net interest income remained essentially flat as an increase due to the Corporation's overall asset and liability management was offset by a decline in loan levels.

     . Noninterest income declined $71 million, or 64 percent, primarily due to declines in trading account profits and other income.

..    Net income declined $23 million, or 16 percent, primarily due to the decrease in revenue, partially offset by a decrease in noninterest expense.

     . Noninterest expense decreased $25 million, or 16 percent, primarily due to the elimination of goodwill amortization and reductions in personnel expense. Goodwill amortization expense in the first quarter of 2001 was $11 million.

..    Shareholder value added increased $8 million to $(96) million as a decline in capital due to a reduction in loan levels was partially offset by the decrease in net income.

Global Treasury Services

     Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and public and private companies manage their operations and cash flows on a local, regional, national and global level.

            Global Treasury Services
-------------------------------------------------
                               Three Months Ended
                                    March 31
                               ------------------
(Dollars in millions)            2002     2001
-------------------------------------------------
Net interest income              $ 223   $ 155
Noninterest income                 212     190
-------------------------------------------------
   Total revenue                   435     345
Provision for credit losses         (1)     (3)
Net income                         108      56
Shareholder value added             94      44
Efficiency ratio                  61.0%   74.7%
=================================================

..    Revenue increased $90 million, or 26 percent, with increases in both net interest income and noninterest income for the three months ended March 31, 2002.

     . Net interest income increased $68 million, or 44 percent, primarily due to the Corporation's overall asset and liability management.

     . Noninterest income increased $22 million, or 12 percent, due to an increase in corporate service charges as customers chose to pay service charges rather than maintain additional deposit balances in the lower rate environment.

..    Net income increased $52 million, or 92 percent, for the three months ended
     March 31, 2002 driven primarily by the growth in revenue.

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

                Equity Investments
-------------------------------------------------
                               Three Months Ended
                                    March 31
                               ------------------
(Dollars in millions)              2002   2001
-------------------------------------------------
Net interest income                $(40)  $(41)
Noninterest income                   16    143
-------------------------------------------------
   Total revenue                    (24)   102
Provision for credit losses          --     --
Net income (loss)                   (32)    33
Shareholder value added             (93)   (31)
Efficiency ratio                    n/m    n/m
=================================================
n/m = not meaningful

..    For the three months ended March 31, 2002, both revenue and net income decreased substantially primarily due to lower equity investment gains.

     . Net interest income consists primarily of the funding cost associated with the carrying value of investments.

     . Equity investment gains decreased $124 million to $17 million, substantially all of which was included in Principal Investing. The decrease was the result of a $140 million gain in the strategic investments portfolio in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network. Principal Investing recorded cash gains of $150 million and fair value adjustment gains of $8 million, offset by impairment charges of $140 million.

Customer Segments

     Our customer-centered strategic approach is changing the way the Corporation focuses on its businesses. In addition to traditional financial reporting, the Corporation has begun using customer segment-based financial operating information. In changing its approach to a customer-centered strategic focus, the Corporation has reviewed its customer base and developed customer segments based on the specific needs of our customers.

     The customer-based segments include: Consumer, Premier, Private, Small Business, Commercial, Corporate and Equity Investments. The Corporate and Equity Investments segments are comparable with the traditional line of business segments Global Corporate and Investment Banking and Equity Investments. Additional discussions of these two segments is found beginning on pages 40 and 41.

     The Consumer segment serves individual customers whose financial services needs can be fulfilled by traditional banking services, systems and delivery processes. Within the consumer segment, customers are identified as prime customers if they are new customers or existing one-product customers. Plus customers represent the other subsegment that includes other customers that have expanded their relationships with us to include multiple products. Net income for the Consumer segment was $748 million and $616 million for the three months ended March 31, 2002 and 2001, respectively. The Premier segment serves clients who have the capacity to build and preserve significant wealth. Premier clients often require tailored solutions that fit their unique challenges. Accordingly, Premier clients are assigned an experienced client manager who delivers the resources for proactive planning and personalized solutions. Net income for the Premier segment increased $38 million to $138 million for the three months ended March 31, 2002 compared to March 31, 2001. The Private segment focuses on building and preserving the wealth of affluent and high-net-worth individuals and families by providing clients with investment, fiduciary and comprehensive banking and credit expertise. Net income for the Private segment remained flat at $112 million for the three months ended March 31, 2002 compared to a year ago.

     The Small Business segment provides services to business clients that are best served through the Corporation's vast network of local access points such as banking centers, business client managers and business lending centers and call centers. In many cases, small business customers also have personal relationships with us. Net income for the Small Business segment was $224 million and $197 million for the three months ended March 31, 2002 and 2001, respectively. The Commercial segment is focused on delivering innovative solutions to middle market companies that are maturing in their businesses and require more innovative services. These innovative solutions include traditional banking services as well as treasury and trade services, asset-based lending, capital markets and investment banking services and asset management services. Net income for the Commercial segment increased $65 million to $338 million for the three months ended March 31, 2002 compared to the same period in 2001.

Results of Operations

Net Interest Income

     An analysis of the Corporation's net interest income on a taxable-equivalent basis and average balance sheet for the most recent five quarters is presented in Table Four.

     As reported, net interest income on a taxable-equivalent basis increased $526 million to $5.2 billion for the three months ended March 31, 2002 compared to the same period in 2001. Management also reviews "core net interest income," which adjusts reported net interest income for the impact of trading-related activities and loans originated by the Corporation and sold into revolving securitizations (which consist primarily of bankcard receivables) which will return to the balance sheet at the end of the securitization. For purposes of internal analysis, management combines trading-related net interest income with trading account profits, as discussed in the

"Noninterest Income" section beginning on page 39, as trading strategies are typically evaluated based on total revenue. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as the Corporation takes on the role of servicer and records servicing income and gains or losses on securitizations, where appropriate.

     Table Three below provides a reconciliation of net interest income on a taxable-equivalent basis presented in Table Four to core net interest income for the three months ended March 31, 2002 and 2001:

Table Three
Net Interest Income
--------------------------------------------------------------------------------
                                                Three Months Ended
                                                      March 31
                                               --------------------   Increase/
(Dollars in millions)                            2002        2001     (Decrease)
--------------------------------------------------------------------------------
Net interest income
As reported/(1)/                               $   5,247   $  4,721     11.14%
Less: Trading-related net interest income           (435)      (362)
Add:  Impact of revolving securitizations            157        179
--------------------------------------------------------------------------------
   Core net interest income                    $   4,969   $  4,538      9.50%
--------------------------------------------------------------------------------

Average earning assets
As reported                                    $ 549,111   $561,427     (2.19)%
Less: Trading-related earning assets            (113,389)   (96,458)
Add:  Impact of revolving securitizations          8,452     10,706
--------------------------------------------------------------------------------
   Core average earning assets                 $ 444,174   $475,675     (6.62)%
--------------------------------------------------------------------------------

Net interest yield on earning assets/(1,2)/
As reported                                         3.85%      3.39%       46 bp
Add: Impact of trading-related activities           0.60       0.39        21
Add:  Impact of revolving securitizations           0.06       0.06        --
--------------------------------------------------------------------------------
   Core net interest yield on earning assets        4.51%      3.84%       67 bp
================================================================================
/(1)/  Net interest income is presented on a taxable-equivalent basis.
/(2)/  bp denotes basis points; 100 bp equals 1%.

     Core net interest income on a taxable-equivalent basis increased $431 million for the three months ended March 31, 2002 compared to the same period in 2001. This increase was driven by changes in interest rates, the effect of portfolio repositioning and higher levels of core funding, partially offset by the securitization of the subprime real estate loans and reduced commercial loan levels. The higher levels of core funding reflected a $24.1 billion, or eight percent, increase in average core deposits.

     Core average earning assets decreased $31.5 billion for the three months ended March 31, 2002 compared to the same period in 2001, primarily as a result of exiting unprofitable commercial loan relationships. Average managed consumer loans decreased 11 percent and average managed commercial loans decreased 20 percent. Average consumer finance loans decreased reflecting the exit of the subprime real estate lending business. The subprime real estate loan portfolio was transferred to loans held for sale in other assets in the third quarter of 2001 and subsequently securitized and held in the securities portfolio by the Corporation in the fourth quarter of 2001. This securitization was the primary driver of the increase in average securities.

     The core net interest yield increased 67 basis points for the three months ended March 31, 2002 compared to the same period in 2001, mainly due to the effects of changes in interest rates and portfolio repositioning, the reduction in unprofitable commercial loan relationships and higher levels of core funding, partially offset by the securitization of subprime real estate loans.

Table Four
Quarterly Average Balances and Interest Rates - Taxable-Equivalent Basis

------------------------------------------------------------------------------------------------------------------------
                                                                  First Quarter 2002            Fourth Quarter 2001
                                                            ------------------------------------------------------------
                                                                       Interest                        Interest
                                                            Average     Income/    Yield/   Average     Income/   Yield/
(Dollars in millions)                                       Balance     Expense     Rate    Balance     Expense   Rate
------------------------------------------------------------------------------------------------------------------------
Earning assets
Time deposits placed and other short-term investments       $ 10,242      $   61     2.43%   $7,255     $   64      3.47%
Federal funds sold and securities purchased under
   agreements to resell                                       44,682         215     1.94     38,825        253     2.60
Trading account assets                                        70,613         888     5.06     67,535        920     5.43
Securities/(1)/                                               73,542         963     5.24     71,454      1,090     6.10
Loans and leases/(2)/:
   Commercial - domestic                                     116,160       1,978     6.90    121,399      2,138     6.99
   Commercial - foreign                                       21,917         226     4.17     23,789        278     4.63
   Commercial real estate  - domestic                         22,251         275     5.01     23,051        316     5.45
   Commercial real estate - foreign                              389           4     4.00        375          4     4.49
------------------------------------------------------------------------------------------------------------------------
      Total commercial                                       160,717       2,483     6.26    168,614      2,736     6.44
------------------------------------------------------------------------------------------------------------------------
   Residential mortgage                                       81,104       1,389     6.88     78,366      1,385     7.05
   Home equity lines                                          22,010         294     5.42     22,227        340     6.07
   Direct/Indirect consumer                                   37,218         701     7.63     38,074        752     7.83
   Consumer finance                                            5,276         104     7.87      5,324        127     9.55
   Bankcard                                                   19,383         490    10.26     18,656        498    10.58
   Foreign consumer                                            2,093          19     3.71      2,093         21     4.02
------------------------------------------------------------------------------------------------------------------------
      Total consumer                                         167,084       2,997     7.24    164,740      3,123     7.54
------------------------------------------------------------------------------------------------------------------------
         Total loans and leases                              327,801       5,480     6.76    333,354      5,859     6.99
------------------------------------------------------------------------------------------------------------------------
Other earning assets                                          22,231         358     6.52     36,782        707     7.67
------------------------------------------------------------------------------------------------------------------------
      Total earning assets/(3)/                              549,111       7,965     5.86    555,205      8,893     6.37
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                     22,037                          23,182
Other assets, less allowance for credit losses                66,530                          73,410
------------------------------------------------------------------------------------------------------------------------
      Total assets                                          $637,678                        $651,797
========================================================================================================================

Interest-bearing liabilities
Domestic interest-bearing deposits:
   Savings                                                   $20,716          33     0.64    $20,132         42     0.83
   NOW and money market deposit accounts                     127,218         335     1.07    121,758        426     1.39
   Consumer CDs and IRAs                                      69,359         730     4.27     71,895        898     4.96
   Negotiable CDs, public funds and other time deposits        4,671          32     2.82      5,196         44     3.39
------------------------------------------------------------------------------------------------------------------------
      Total domestic interest-bearing deposits               221,964       1,130     2.06    218,981      1,410     2.56
------------------------------------------------------------------------------------------------------------------------
Foreign interest-bearing deposits/(4)/:
   Banks located in foreign countries                         15,464         107     2.79     20,771        170     3.22
   Governments and official institutions                       2,904          14     1.96      2,965         20     2.74
   Time, savings and other                                    19,620          93     1.93     21,858        113     2.06
------------------------------------------------------------------------------------------------------------------------
      Total foreign interest-bearing deposits                 37,988         214     2.29     45,594        303     2.63
------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                     259,952       1,344     2.10    264,575      1,713     2.57
------------------------------------------------------------------------------------------------------------------------
Federal funds purchased, securities sold under agreements
   to repurchase and other short-term borrowings              86,870         477     2.23     87,291        700     3.18
Trading account liabilities                                   31,066         285     3.72     29,921        268     3.55
Long-term debt and trust preferred securities                 67,694         612     3.62     68,141        707     4.15
------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities/(3)/                445,582       2,718     2.47    449,928      3,388     2.99
------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing sources:
   Noninterest-bearing deposits                              104,451                         103,596
   Other liabilities                                          40,189                          49,357
   Shareholders' equity                                       47,456                          48,916
------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity            $637,678                        $651,797
========================================================================================================================
Net interest spread                                                                  3.39                           3.38
Impact of noninterest-bearing sources                                                0.46                           0.57
------------------------------------------------------------------------------------------------------------------------
      Net interest income/yield on earning assets                         $5,247     3.85%              $5,505      3.95%
========================================================================================================================


/(1)/ The average balance and yield on securities are based on the average of historical amortized cost balances.
/(2)/ Nonperforming loans are included in the respective average loan balances.
     Income on such nonperforming loans is recognized on a cash basis.
/(3)/ Interest income also includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $560 in the first quarter of 2002 and $473, $284, $194 and $27 in the fourth, third, second and first quarters of 2001, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which (increased ) decreased interest expense on the underlying liabilities $55 in the first quarter of 2002 and $(40), $31, $49 and $23 in the fourth, third, second and first quarters of 2001, respectively. These amounts were substantially offset by corresponding decreases or increases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see "Asset and Liability Management Activities" beginning on page 64.
/(4)/ Primarily consists of time deposits in denominations of $100,000 or more.

    Third Quarter 2001            Second Quarter 2001               First Quarter 2001
-------------------------------------------------------------------------------------------
           Interest                       Interest                        Interest
Average    Income/    Yield/   Average    Income/    Yield/     Average   Income/    Yield/
Balance    Expense     Rate    Balance    Expense     Rate      Balance   Expense    Rate
------------------------------------------------------------------------------------------

$  5,881     $   71     4.84%  $  7,085    $    81     4.58%   $  6,675    $   102     6.17%

  36,133        321     3.54     33,859        405     4.79      31,903        435     5.48
  68,258        937     5.46     67,311        944     5.62      62,491        852     5.49
  58,930        902     6.12     55,719        909     6.53      55,221        860     6.26

 129,673      2,343     7.17    139,096      2,585     7.45     144,404      2,813     7.90
  25,267        353     5.54     27,449        421     6.14      29,540        515     7.06
  24,132        395     6.50     25,293        459     7.28      25,989        530     8.27
     366          5     5.78        352          5     6.64         300          6     7.82
-------------------------------------------------------------------------------------------
 179,438      3,096     6.85    192,190      3,470     7.24     200,233      3,864     7.82
-------------------------------------------------------------------------------------------
  80,526      1,457     7.22     84,346      1,546     7.34      82,710      1,532     7.43
  22,115        394     7.06     21,958        424     7.75      21,744        467     8.71
  39,481        753     7.56     40,117        736     7.35      40,461        784     7.86
  16,358        359     8.77     26,843        608     9.06      25,947        589     9.08
  17,632        493    11.11     15,755        445    11.32      14,464        443    12.41
   2,176         28     5.28      2,291         35     6.20       2,330         43     7.54
-------------------------------------------------------------------------------------------
 178,288      3,484     7.78    191,310      3,794     7.94     187,656      3,858     8.29
-------------------------------------------------------------------------------------------
 357,726      6,580     7.31    383,500      7,264     7.59     387,889      7,722     8.05
-------------------------------------------------------------------------------------------
  30,180        597     7.89     20,154        409     8.11      17,248        352     8.28
-------------------------------------------------------------------------------------------
 557,108      9,408     6.72    567,628     10,012     7.07     561,427     10,323     7.42
-------------------------------------------------------------------------------------------
  20,753                         23,232                          23,020
  64,323                         64,697                          64,251
-------------------------------------------------------------------------------------------
$642,184                       $655,557                        $648,698
===========================================================================================

 $20,076         53     1.04    $20,222         57     1.14    $ 20,406         61     1.21
 116,638        588     2.00    113,031        676     2.40     107,015        808     3.06
  73,465        918     4.95     74,777        969     5.20      77,772      1,068     5.57
   5,085         57     4.44      6,005         81     5.37       7,137        108     6.16
-------------------------------------------------------------------------------------------
 215,264      1,616     2.98    214,035      1,783     3.34     212,330      2,045     3.91
-------------------------------------------------------------------------------------------

  24,097        257     4.22     24,395        294     4.82      24,358        332     5.53
   3,533         35     3.90      3,983         45     4.53       3,993         52     5.27
  23,847        189     3.16     23,545        241     4.13      22,506        284     5.11
-------------------------------------------------------------------------------------------
  51,477        481     3.71     51,923        580     4.49      50,857        668     5.32
-------------------------------------------------------------------------------------------
 266,741      2,097     3.12    265,958      2,363     3.57     263,187      2,713     4.18
-------------------------------------------------------------------------------------------

  89,042        869     3.87     98,898      1,221     4.95      94,792      1,377     5.89
  30,913        285     3.66     30,710        312     4.07      28,407        290     4.14
  67,267        867     5.15     69,416        999     5.76      73,752      1,222     6.63
-------------------------------------------------------------------------------------------
 453,963      4,118     3.61    464,982      4,895     4.22     460,138      5,602     4.92
-------------------------------------------------------------------------------------------

  96,587                         97,390                         92,431
  42,432                         44,476                         48,263
  49,202                         48,709                         47,866
------------------------------------------------------------------------------------------
$642,184                       $655,557                       $648,698
==========================================================================================
                        3.11                           2.85                           2.50
                        0.67                           0.76                           0.89
------------------------------------------------------------------------------------------
             $5,290     3.78%               $5,117     3.61%               $4,721     3.39%
==========================================================================================

Noninterest Income

     As presented in Table Five, noninterest income decreased $340 million to $3.4 billion for the three months ended March 31, 2002 from the comparable 2001 period. The decrease in noninterest income reflects sharp declines in trading account profits and equity investment gains partially offset by increases in mortgage banking income, service charges and investment and brokerage services.

Table Five
Noninterest Income
------------------------------------------------------------------------------------
                                             Three Months Ended
                                                  March 31         Increase/(Decrease)
                                              --------------------------------------
(Dollars in millions)                          2002     2001        Amount   Percent
------------------------------------------------------------------------------------
Consumer service charges                      $  692   $  694       $  (2)    (0.3)%
Corporate service charges                        567      499          68     13.6
------------------------------------------------------------------------------------
   Total service charges                       1,259    1,193          66      5.5
------------------------------------------------------------------------------------
Consumer investment and brokerage services       381      379           2      0.5
Corporate investment and brokerage services      170      136          34     25.0
------------------------------------------------------------------------------------
   Total investment and brokerage services       551      515          36      7.0
------------------------------------------------------------------------------------
Mortgage banking income                          192      121          71     58.7
Investment banking income                        341      346          (5)    (1.4)
Equity investment gains                           26      147        (121)   (82.3)
Card income                                      576      573           3      0.5
Trading account profits/(1)/                     345      699        (354)   (50.6)
Other income                                     150      186         (36)   (19.4)
------------------------------------------------------------------------------------
     Total                                    $3,440   $3,780       $(340)    (9.0)%
====================================================================================

/(1)/ Trading account profits in the first quarter of 2001 included the $83 million SFAS 133 transition adjustment net loss.

     The following section discusses the noninterest income results of the Corporation's four business segments. For additional business segment information, see "Business Segment Operations" beginning on page 24.

Consumer and Commercial Banking

..    Noninterest income for Consumer and Commercial Banking increased $88 million to $2.0 billion for the three months ended March 31, 2002 from the comparable 2001 period, primarily driven by increased service charges.

     . Service charges include deposit account service charges, non-deposit service charges and fees, and bankers' acceptances and letters of credit fees. Service charges increased $52 million to $957 million for the three months ended March 31, 2002 due to an increase in corporate service charges. Corporate service charges increased $53 million as corporate customers chose to pay higher fees rather than maintain excess deposit balances in the lower rate environment. Consumer service charges remained flat at $681 million.

     . Card income includes interchange income, credit and debit card fees and merchant discount fees. Card income increased $3 million to $576 million for the three months ended March 31, 2002 as the increase in debit card income was partially offset by a decline in credit card income. The $24 million, or 18 percent, increase in debit card income was driven by a higher number of active debit cards from increased penetration and activation rates and increased purchase volume. The $21 million, or five percent, decrease in credit card income was primarily due to lower late fees and interchange fees and the impact of a smaller securitized portfolio compared to a year ago. Although consumer credit card outstandings increased, purchase volume remained relatively flat. Card income includes activity from the securitized portfolio of $49 million and $58 million for the three months ended March 31, 2002 and 2001, respectively. This amount represents residual income, which consists of revenues from the securitized credit card portfolio offset by charge-offs and interest expense paid to the bondholders.

     . Mortgage banking revenue was $179 million for the three months ended March 31, 2002 and was comprised of mortgage banking income of $192 million and trading account profits of $(13) million. The 59 percent increase in mortgage banking income was driven by continued strength in profit margins and sales volumes. Trading account profits reflected the unfavorable mark-to-market adjustments on certain mortgage banking assets and the related derivative instruments. The average portfolio of mortgage loans serviced decreased $24 billion to $313 billion for the three months ended March 31, 2002 compared to the same period in 2001. Total production of first mortgage loans originated through the Corporation increased $2.5 billion to $17.8 billion for the three months ended March 31, 2002, reflecting an increase in refinancings as a result of declining interest rates offset by our decision to exit the correspondent loan origination channel. First mortgage loan origination volume was composed of approximately $12.9 billion of retail loans and $4.9 billion of wholesale loans for the three months ended March 31, 2002. Retail first mortgage origination volume increased to 73 percent of total volume for the three months ended March 31, 2002 from 45 percent in the comparable 2001 period, driven by the Corporation's strategic decision to exit the low margin correspondent loan origination channel in the second quarter of 2001.

Asset Management

..    Noninterest income for Asset Management decreased $24 million to $414 million for the three months ended March 31, 2002 compared to the same period in 2001. The decrease was primarily attributable to a decline in investment and brokerage services income.

     . Income from investment and brokerage services includes personal and institutional asset management fees and brokerage income. Income from investment and brokerage services decreased $8 million to $384 million for the three months ended March 31, 2002. This decrease was largely due to lower asset management fees reflecting lower market valuations, partially offset by an increase in consumer brokerage fees.

Global Corporate and Investment Banking

..    Noninterest income for Global Corporate and Investment Banking decreased
     $304 million to $1.1 billion for the three months ended March 31, 2002 compared to the same period in 2001. The decrease was primarily due to a sharp decline in trading account profits, partially offset by increases in investment and brokerage services and corporate service charges.

     . Corporate service charges increased $15 million to $284 million for the three months ended March 31, 2002, primarily driven by corporate customers opting to pay service charges rather than maintain additional deposit balances in the lower rate environment.

     . Investment and brokerage services increased $39 million to $149 million, primarily due to higher trading volumes with the growth of the London trading operations and increased mutual fund fees as more investors chose to purchase these investments.

     . Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on interest-earning and interest-bearing trading positions or the related funding charge or benefit. Trading account profits as well as trading-related net interest income ("trading-related revenue") are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation's trading positions.

               Trading-related revenue decreased $280 million to $793 million for the three months ended March 31, 2002, as the $353 million decrease in trading account profits was partially offset by a $73 million increase in the net interest margin. The decrease was primarily due to a decline in revenue from equity and equity derivative products of $204 million to $126 million. This decline was attributable to a slowdown in market activity and reduced volatility in the market. Revenue from fixed income decreased $29 million to $247 million primarily due to declines in emerging markets and the adverse impact of credit spreads on hedges of the loan portfolio. Revenue from commodities contracts decreased $29 million to $23 million, primarily attributable to the prior year's volatility in the natural gas market. Foreign exchange revenue decreased $18 million to $129 million due to less activity in the market. Revenue from interest rate contracts remained flat at $268 million. Trading account profits for the first quarter of 2001 included a $19 million transition adjustment gain resulting from the adoption of SFAS 133.

           Trading-related Revenue in Global Corporate and Investment Banking
          -----------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31
                                                     ----------------------
          (Dollars in millions)                      2002             2001
          -----------------------------------------------------------------
          Trading account profits                    $358            $  711
          Trading-related net interest income         435               362
          -----------------------------------------------------------------
          Total trading-related revenue              $793            $1,073
          -----------------------------------------------------------------
          Trading-related revenue by product
          Foreign exchange                           $129            $  147
          Interest rate                               268               268
          Fixed income                                247               276
          Equities and equity derivatives             126               330
          Commodities                                  23                52
          -----------------------------------------------------------------
          Total trading-related revenue              $793            $1,073
          =================================================================

     . Investment banking income reflects increases in syndications and securities underwriting that were more than offset by declines in other investment banking income and advisory fees. Syndication fees increased $14 million due to an unusually slow start in the prior year. Securities underwriting fees increased $6 million due to growth in high grade and other originations, which was offset by lower equity underwriting. A sluggish market for advisory services drove a decline in fees of $7 million for the three months ended March 31, 2002. Investment banking income by major activity follows:

          -----------------------------------------------
                                       Three Months Ended
                                            March 31
                                       ------------------
          (Dollars in millions)          2002        2001
          -----------------------------------------------
          Investment banking income
          Securities underwriting        $194        $188
          Syndications                     68          54
          Advisory services                58          65
          Other                             8          26
          -----------------------------------------------
                Total                    $328        $333
          ===============================================

Equity Investments

..    Noninterest income for Equity Investments decreased $127 million to $16 million for the three months ended March 31, 2002 compared to the same period in 2001. This decrease resulted from a sharp decline in equity investment gains driven by weak equity markets.

     . Equity investment gains decreased $124 million to $17 million, primarily all of which was included in Principal Investing. The decrease was the result of a $140 million gain in the strategic investments portfolio in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network. Principal Investing recorded cash gains of $150 million and fair value adjustment gains of $8 million, offset by impairment charges of $140 million.

Provision for Credit Losses

     The provision for credit losses totaled $840 million for the three months ended March 31, 2002 compared to $835 million for the same period in 2001. Total net charge-offs were $840 million for the three months ended March 31, 2002 compared to $772 million for the same period in 2001. Commercial net charge-offs decreased $22 million to $433 million, primarily due to higher recoveries. Consumer net charge-offs increased $90 million to $407 million, primarily due to an increase in bankcard net charge-offs, partially offset by lower consumer finance charges resulting from the exit of the subprime real estate lending business. The $116 million increase in bankcard net charge-offs was attributable to growth in outstandings, an increase in personal bankruptcy filings and a weaker economic environment.

     For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the "Credit Risk Management and Credit Portfolio Review" section beginning on page 49.

Noninterest Expense

     As presented in Table Six, the Corporation's noninterest expense decreased $160 million to $4.5 billion for the three months ended March 31, 2002 compared to the same period in 2001. This decrease in noninterest expense was driven by the elimination of goodwill amortization expense, lower professional fees and equipment expense, partially offset by higher personnel and other general operating expense.

Table Six
Noninterest Expense
-------------------------------------------------------------------------
                                  Three Months Ended
                                       March 31         Increase/(Decrease)
                                  ---------------------------------------
(Dollars in millions)               2002     2001       Amount    Percent
-------------------------------------------------------------------------
Personnel                          $2,446   $2,401       $  45       1.9%
Occupancy                             432      433          (1)     (0.2)
Equipment                             262      291         (29)    (10.0)
Marketing                             170      177          (7)     (4.0)
Professional fees                      91      126         (35)    (27.8)
Amortization of intangibles            55      223        (168)    (75.3)
Data processing                       205      190          15       7.9
Telecommunications                    119      119          --        --
Other general operating               590      545          45       8.3
General administrative and other      124      149         (25)    (16.8)
-------------------------------------------------------------------------
     Total                         $4,494   $4,654       $(160)     (3.4)%
========================================================================

..    Personnel expense increased $45 million to $2.4 billion for the three months ended March 31, 2002, primarily due to increased employee benefits costs and salary expense, partially offset by lower revenue-related incentive compensation. At March 31, 2002, the Corporation had approximately 137,000 full-time equivalent employees compared to approximately 144,000 at March 31, 2001.

..    Equipment expense decreased $29 million to $262 million for the three months ended March 31, 2002, primarily due to reduced maintenance costs offset by an increase in rental expense.

..    Professional fees decreased $35 million to $91 million for the three months ended March 31, 2002, primarily due to reduced consulting and other professional fees reflecting the increased use of in-house personnel for our customer satisfaction and productivity initiatives.

..    Amortization of intangibles decreased $168 million to $55 million for the three months ended March 31, 2002, due to the adoption of SFAS 142, which eliminated the amortization of goodwill. The amortization expense of $55 million is related to core deposits and other intangibles.

..    Data processing expense increased $15 million to $205 million for the three months ended March 31, 2002, primarily due to higher outsourced processing expense, higher item processing and check clearing expenses, offset by lower software maintenance fees.

Income Taxes

     The Corporation's income tax expense for the three months ended March 31, 2002 was $1.1 billion for an effective tax rate of 34.0 percent compared to $1.1 billion for an effective tax rate of 36.0 for the same period in 2001. The decrease in the effective tax rate primarily resulted from the adoption of SFAS 142 on January 1, 2002 which eliminates the amortization of goodwill, the majority of which was not deductible for federal or state income tax purposes.

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

     During the fourth quarter of 2001, $17.5 billion of subprime loans were securitized and retained in the available-for-sale securities portfolio. Approximately $193 million of subprime real estate loans remain in loans held for sale included in other assets at March 31,2002. The run off of the auto lease portfolio is occurring as expected. At the exit date, the auto lease portfolio was approximately 495,000 units with total residual exposure of $6.8 billion. At March 31, 2002, approximately 356,000 units remained with a residual exposure of $4.8 billion.

Balance Sheet Review

     The Corporation utilizes an integrated approach in managing its balance sheet. Management believes it has positioned the Corporation's balance sheet to be neutral against an anticipated rising rate environment with a flattening of the yield curve.

     The following summary discusses various aspects of both on- and off-balance sheet positions at March 31, 2002 and December 31, 2001 and certain average balances for the three months ended March 31, 2002 and 2001.

Cash and Cash Equivalents

     At March 31, 2002, cash and cash equivalents were $22.4 billion, a decrease of $4.4 billion from December 31, 2001. During the three months ended March 31, 2002, net cash provided by operating activities was $11.3 billion, net cash used in investing activities was $5.0 billion and net cash used in financing activities was $10.6 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows of the consolidated financial statements.

Securities

     The securities portfolio is integral to the Corporation's balance sheet management activities. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity requirements and on- and off-balance sheet positions.

     The average securities portfolio for the three months ended March 31, 2002 increased $18.3 billion to $73.5 billion, primarily due to an increase in mortgage-backed securities, partially offset by reductions in U.S. Treasury securities and agency debentures. As a percentage of total uses of funds, the average securities portfolio increased by three percent to 12 percent for the three months ended March 31, 2002.

     The securities portfolio at March 31, 2002 included available-for-sale securities totaling $74.3 billion compared to $84.5 billion at December 31, 2001. The decrease in available-for-sale securities was concentrated in the mortgage-backed securities portfolio and was driven by the sale of the securities that had been held in the portfolio subsequent to the securitization of subprime real estate loans in the fourth quarter of 2001. The estimated average duration of the available-for-sale securities portfolio was 3.79 years at March 31, 2002 compared to 3.34 years at December 31, 2001.

     The valuation allowance for available-for-sale and marketable equity securities is included in shareholders' equity. At March 31, 2002, the valuation allowance reflected net unrealized losses of $483 million, net of related income taxes of $308 million. At December 31, 2001, the valuation allowance consisted of net unrealized losses of $480 million, net of related income taxes of $311 million.

     Held-to-maturity securities totaled $1.0 billion at both March 31, 2002 and December 31, 2001. At March 31, 2002 and December 31, 2001, the market value of the Corporation's held-to-maturity securities reflected pre-tax net unrealized losses of $34 million and $40 million, respectively.

     Gains on sales of securities were $44 million for the three months ended March 31, 2002 compared to losses on sales of securities of $8 million for the same period in 2001. The gains on sales of securities in 2002 were a consequence of portfolio repositioning in connection with the Corporation's interest rate risk management strategy.

Loans and Leases

     The Corporation originates loans both for funding on the balance sheet and for distribution. As part of the Global Corporate and Investment Banking business segment's originate-to-distribute strategy, only approximately 10 percent of the syndicated loans that it originates are retained on the balance sheet. The Corporation also originates to distribute immediately into the secondary market approximately 70 to 80 percent of the residential mortgages originated by the mortgage group. In addition, in connection with its balance sheet management activities, the Corporation will from time to time sell loans which were originated and had been subsequently held on the balance sheet.

     As presented in Table Four, average loans and leases, the Corporation's primary use of funds, decreased $60.1 billion to $327.8 billion for the three months ended March 31, 2002 compared to the same period in 2001. This decline was primarily due to a decrease in commercial loans as the Corporation continued efforts to exit less profitable relationships that do not meet its SVA targets as well as a decline in consumer finance loans as a result of the Corporation exiting the subprime real estate lending business. The Corporation also reviews loans on a managed basis, which includes on-balance sheet loans and leases as well as securitized loans originated by the Corporation for which the securitization was designed for the loan balances to return to the Corporation at the end of the securitization, principally bankcard receivables. Average managed loans and leases decreased $62.3 billion to $336.4 billion for the three months ended March 31, 2002 compared to the same period in 2001, with decreases in both the commercial and consumer loan portfolios.

     Average managed commercial loans decreased $40.3 billion, or 20 percent, to $162.1 billion for the three months ended March 31, 2002 compared to the same period in 2001. The commercial - domestic portfolio decreased $29.0 billion to $117.6 billion, reflecting aggressive paydowns precipitated by falling interest rates and continuing efforts to exit relationships that do not meet the Corporation's SVA targets. The commercial - foreign portfolio declined $7.6 billion to $21.9 billion primarily due to paydowns on customer balances. The commercial real estate - domestic portfolio declined $3.7 billion to $22.3 billion primarily due to run-off in the portfolio.

     Average managed consumer loans decreased $22.0 billion to $174.3 billion for the three months ended March 31, 2002 compared to the same period in 2001. Average managed consumer finance loans decreased $20.7 billion to $5.3 billion reflecting the exit of the subprime real estate lending business. Average managed direct/indirect consumer loans decreased $3.2 billion to $37.2 billion due to run-off of the discontinued auto leasing business. Average managed residential mortgages decreased $1.6 billion to $81.1 billion primarily as a result of loan sales and loan securitizations, partially offset by increased banking center loan originations. Average managed home equity lines increased slightly to $22.0 billion from $21.7 billion a year ago. Average managed bankcard loans increased $3.5 billion, or 15 percent, to $26.5 billion due to continued strength in new account volume and slower balance paydowns.

Deposits

     Table Four provides information on the average amounts of deposits and the rates paid by deposit category. Through the Corporation's diverse retail banking network, deposits remain the primary source of funds for the Corporation. Average deposits increased $8.8 billion to $364.4 billion for the three months ended March 31, 2002 due to a $9.6 billion increase in average domestic interest-bearing deposits and a $12.0 billion increase in average total noninterest-bearing deposits, partially offset by a $12.9 billion decrease in average foreign interest-bearing deposits. Average core deposits, which exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits, increased $24.1 billion to $321.7 billion for the three months ended March 31, 2002. The increase in average core deposits was primarily driven by an increase in money market savings accounts and noninterest-bearing deposits, partially offset by a decline in CDs. The increase in money market savings accounts was driven by the Corporation's deposit pricing initiative to offer more competitive money market savings rates as well as by consumers moving assets into deposit products with greater liquidity during the economic slowdown. As a percentage of total sources of funds, average core deposits increased by four percent to 50 percent for the three months ended March 31, 2002. At March 31, 2002 and December 31, 2001, core deposits exceeded loans and leases.

Short-Term Borrowings

     The Corporation uses short-term borrowings as a funding source and in its management of interest rate risk. For the three months ended March 31, 2002, total average short-term borrowings were $86.9 billion compared to $94.8 billion for the same period in 2001. This decline was primarily due to decreases in short-term notes payable and commercial paper driven by lower funding needs offset slightly by increases in repurchase agreements.

Long-Term Debt and Trust Preferred Securities

     Long-term debt decreased $2.5 billion to $60.0 billion at March 31, 2002, from $62.5 billion at December 31, 2001. The overall decline in long-term debt reflected a decline in average assets, but was partially offset by additional issuances to maintain liquidity, repay maturing debt and fund share repurchases. During the first quarter of 2002, the Corporation issued, domestically and internationally, $2.6 billion in long-term senior and subordinated debt, a $2.2 billion decrease from $4.8 billion during the same period in 2001. See Note Six of the consolidated financial statements for further details on long-term debt.

     Subsequent to March 31, 2002, the Corporation issued $1.4 billion of long-term senior and subordinated debt, with maturities ranging from 2003 to 2027.

     In the first quarter of 2002, BAC Capital Trust II, a wholly-owned grantor trust of Bank of America Corporation, issued $900 million of trust preferred securities. The annual dividend rate is 7 percent and is paid quarterly on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 2002.

     Bank of America Corporation redeemed the 7.84 percent Trust Originated Preferred Securities issued by NB Capital Trust I and the 7.75 percent Trust Originated Preferred Securities issued by BankAmerica Capital I on March 15, 2002 with a redemption price of $25 per security plus accrued and unpaid distributions up to but excluding the redemption date of March 15, 2002.

Credit Extension Commitments

     Many of the Corporation's lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded on the Corporation's balance sheet unless and until a loan is closed. The Corporation includes unfunded commitments in the determination of its regulatory capital ratios. These commitments are more fully discussed in Note Seven of the consolidated financial statements. The following table summarizes the total unfunded credit extension, or off-balance sheet, commitment amounts by expiration date.

--------------------------------------------------------------------------------------------------------------------------
                                                                  Expires after   Expires after
                                                     Expires in       1 year         3 years
                                                       1 year         through        through      Expires after
(Dollars in millions)                                  or less        3 years        5 years          5 years       Total
--------------------------------------------------------------------------------------------------------------------------
Credit extension commitments
Credit card commitments                               $ 76,745       $    --         $    --         $    --      $ 76,745
Other loan commitments /(1)/                            93,468        45,594          32,863          42,632       214,557
Standby letters of credit and financial guarantees      20,557         6,395             749           3,872        31,573
Commercial letters of credit                             2,954           143              75             270         3,442
--------------------------------------------------------------------------------------------------------------------------
Total credit extension commitments                    $193,724       $52,132         $33,687         $46,774      $326,317
==========================================================================================================================

/(1)/ Other loan commitments include equity commitments primarily related to obligations to fund existing venture capital equity investments.

Off-Balance Sheet Financing Entity Commitments

     In the normal course of business, the Corporation also supports its customers' financing needs through facilitating their access to the commercial paper markets. These markets provide an attractive, lower cost financing alternative for the Corporation's customers. These customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by such assets. The Corporation facilitates these transactions and bills and collects fees from the financing entity for the services it provides including administration, trust services and marketing the commercial paper. In addition, the Corporation receives fees for providing liquidity and standby letters of credit or similar loss protection commitments to the financing entities. The Corporation manages its credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At March 31, 2002 and December 31, 2001, the Corporation had off-balance sheet liquidity commitments and standby letters of credit and other financial guarantees to these financing entities of $33.9 billion and $36.1 billion, respectively. Substantially all of these liquidity commitments and standby letters of credit and other financial guarantees mature within one year. These amounts are included in total credit extension commitments in the table above. Revenues earned from fees associated with these financing entities were approximately $72 million and $58 million for the three months ended March 31, 2002 and 2001, respectively.

     In addition, to preserve its own liquidity and control its capital position, the Corporation from time to time will seek alternative funding sources. To accomplish this, the Corporation will sell or fund assets using an off-balance sheet financing entity, which in turn issues collateralized commercial paper or structured notes to third-party market participants. The Corporation may provide liquidity and standby letters of credit or similar loss protection commitments to the financing entity, or it may enter into a derivative contract with the entity whereby the Corporation assumes certain market risk. Similar to that discussed above, the Corporation receives fees for the services it provides to the financing entity, and it manages any market risk on commitments or derivatives through normal underwriting and risk management processes. Derivative activity related to these financing entities is included in Note Three of the consolidated financial statements. At March 31, 2002 and December 31, 2001, the

Corporation had off-balance sheet liquidity commitments and standby letters of credit and other financial guarantees to these financing entities of $4.5 billion and $4.3 billion, respectively. Substantially all of these liquidity commitments and standby letters of credit and other financial guarantees mature within one year. These amounts are included in total credit extension commitments in the table above. Revenues earned from fees associated with these financing entities were $19 million and $20 million for the three months ended March 31, 2002 and 2001, respectively.

     Because the Corporation provides liquidity and credit support to commercial paper and off-balance sheet financing entities, the Corporation's credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Further, disruption in the commercial paper markets may result in the Corporation having to fund under these commitments and letters of credit discussed above. These risks, along with all other credit and liquidity risks, are managed by the Corporation within its policies and practices.

Capital Resources and Capital Management

     Shareholders' equity at March 31, 2002 was $48.2 billion compared to $48.5 billion at December 31, 2001, a decrease of $351 million. The decrease was primarily due to $2.0 billion in repurchases of common stock and $508 million of net losses on derivatives in other comprehensive income, offset by $1.3 billion of net earnings (net income less dividends) and $817 million of common stock issued under employee plans.

     On December 11, 2001, the Corporation's Board of Directors (the Board) authorized a new stock repurchase program of up to 130 million shares of the Corporation's common stock at an aggregate cost of up to $10.0 billion. At March 31, 2002, the remaining buyback authority for common stock under the 2001 program totaled $8.2 billion, or 101 million shares. The 2000 stock repurchase plan was completed in the first quarter of 2002. During the three months ended March 31, 2002, the Corporation repurchased approximately 31 million shares of its common stock in open market repurchases and under accelerated repurchase programs at an average per-share price of $62.64, which reduced shareholders' equity by $2.0 billion and increased earnings per share by approximately $0.02 for the three months ended March 31, 2002. These repurchases were partially offset by the issuance of common stock under employee plans, resulting in a net repurchase of 15 million shares, which reduced shareholders' equity by $1.1 billion. During the three months ended March 31, 2001, the Corporation repurchased approximately 14 million shares of its common stock in open market repurchases at an average per-share price of $51.32, which reduced shareholders' equity by $739 million. These repurchases were partially offset by the issuance of common stock under employee plans, resulting in a net repurchase of 12 million shares, which reduced shareholders' equity by $685 million. The Corporation anticipates it will continue to repurchase shares at least equal to shares issued under its various stock option plans.

     Presented below are the regulatory risk-based capital ratios, actual capital amounts and minimum required capital amounts for the Corporation and Bank of America, N.A. at March 31, 2002 and December 31, 2001. The Corporation and all of its banking subsidiaries were classified as well-capitalized at March 31, 2002 and December 31, 2001:

-----------------------------------------------------------------------------------------------
                                      March 31, 2002                   December 31, 2001
                              -----------------------------------------------------------------
                                   Actual          Minimum           Actual         Minimum
                              ---------------                   ---------------
(Dollars in millions)         Ratio    Amount   Required/(1)/   Ratio    Amount   Required/(1)/
-----------------------------------------------------------------------------------------------
Tier 1 Capital
Bank of America Corporation    8.55%  $42,079      $19,691       8.30%  $41,972      $20,243
Bank of America, N.A.          8.90    39,206       17,617       9.25    42,161       18,225
Total Capital
Bank of America Corporation   13.02    64,110       39,381      12.67    64,118       40,487
Bank of America, N.A.         12.27    54,050       35,235      12.55    57,192       36,450
Leverage
Bank of America Corporation    6.72    42,079       25,035       6.56    41,972       25,604
Bank of America, N.A.          7.35    39,206       21,326       7.59    42,161       22,233
===============================================================================================

/(1)/ Dollar amount required to meet guidelines for adequately capitalized institutions.

     The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total Capital consists of three tiers of capital. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. At March 31, 2002 and December 31, 2001, the Corporation had no subordinated debt that qualified as Tier 3 capital.

     At March 31, 2002, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk-based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent.

Risk Management Overview

     The Corporation's goal in managing risk is to produce appropriate risk-adjusted returns, reduce the volatility in earnings and increase shareholder value. The Corporation has an established governance structure and risk management approach in place that it believes reaches that goal. Processes are designed to align the Corporation's measures for business success with the measures for risk, return and growth. Further, these processes enable the Corporation to better communicate with its associates the corporate appetite for risk, manage sources of earnings volatility and manage appropriate capital levels.

     The Corporation manages risk by adherence to the following key principles:

          . Emphasize that individual decision-making and accountability are the cornerstone.

          .    Include risk assessments in all business units.

          . Ensure that appropriate limits, policies, procedures and measures are in place.

          .    Independently test, verify and evaluate controls.

          .    Identify and minimize the sources of earnings volatility.

          . Use SVA as a key financial measure to evaluate businesses and to direct capital.

     Each of these key principles contributes to a more risk/return focused culture. Importantly, the Corporation believes SVA leads to better risk/return decisioning and to a lower risk profile. Reinforcing the cost of capital among the Corporation's business segments creates critical assessments of the Corporation's uses of capital. Equity allocated to each business is based on an assessment of its specific credit, market and operational risk.

     The goal of the governance structure is to enable management to actively balance risk and return.

          . The Chief Financial Officer has oversight responsibility for the soundness of the Corporation's capitalization and earnings.

          . The Chief Risk Officer has enterprise-wide oversight of market, credit and operational risks.

          . The business unit leaders have responsibility for meeting corporate performance objectives within the boundaries of their allocated risk position.

     The Corporation manages day-to-day risk-taking through three senior executive committees. The Risk and Capital Committee determines the corporate objectives for each performance measure, allocates capital, sets aggregate risk levels and plans the use of capital. It also coordinates two committees responsible for market and credit risk. The Asset and Liability Committee reviews aggregate balance sheet exposures, including trading positions, recommends balance sheet capital allocations and recommends changes in the market risk profile. The Credit Risk Committee reviews business asset quality, portfolio management results and various concentration risks and limits including geographic, product, industry and borrower.

     The Board of Directors (the Board) addresses risk in three ways. The Finance Committee, appointed by the Board, oversees both market and credit risk through reports from the Asset and Liability Committee and the Credit Risk Committee. The Asset Quality Committee of the Board also reviews credit risk. The Audit Committee of the Board reviews the scope and coverage of the external audit and internal audit activities.

     Oversight by senior management and the Board builds on the cornerstone of the Corporation's corporate governance: individual decision-making and accountability. The Corporation's corporate governance is designed so that individuals at all levels are delegated appropriate authority, take appropriate action and are accountable for actions taken. Wherever practical, decision-making authority is delegated as close to the customer as possible.

     The following sections, Credit Risk Management and Credit Portfolio Review, Market Risk Management and Liquidity Risk Management, provide specific information on the Corporation's processes and current risk assessment in each area.

Credit Risk Management and Credit Portfolio Review

     In conducting business activities, the Corporation is exposed to the risk that borrowers or counterparties may default on their obligations to the Corporation. This exposure exists in both on- and off-balance sheet relationships. Credit risk arises through the extension of loans and leases, certain securities, off-balance sheet letters of credit and financial guarantees, unfunded loan commitments and through counterparty exposure on trading and capital markets transactions. To manage both on- and off-balance sheet credit risk, the Risk Management group, which reports to the Chief Risk Officer, establishes policies and procedures and communicates, implements and monitors their application throughout the Corporation.

     The Corporation uses statistical techniques and modeling to estimate both expected losses and unexpected losses for each segment of the portfolio. The expected loss drives the periodic credit cost charged to earnings for customer profitability and certain levels of management reporting, and the unexpected loss estimate drives the capital allocation to each business unit. Both the expected loss and unexpected loss are incorporated into each business unit's SVA measurement. As a result, the overall credit risk profile of each business unit is an important factor in assessing its performance.

     The Corporation's overall objective in managing credit risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Risk Management group works with other areas of the Corporation that conduct activities involving credit risk to maintain a credit risk profile that is diverse in terms of product type, industry, geographic, borrower and counterparty concentration.

     The Corporation manages credit exposure to individual borrowers and counterparties on an aggregate basis including loans and leases, securities, letters of credit, bankers' acceptances, derivatives and unfunded commitments. The creditworthiness of individual borrowers or counterparties is determined by experienced personnel, and limits are established for the total credit exposure to any one borrower or counterparty. Credit limits are subject to varying levels of approval by senior line personnel and credit risk management. Usage against these limits is monitored on a continuous basis.

     The approving credit officer assigns borrowers or counterparties an initial risk rating which is based primarily on an analysis of each borrower's financial capacity in conjunction with industry and economic trends. Risk ratings are periodically subject to review and validation by the independent credit review group. Approvals are made based upon the perceived level of inherent credit risk specific to the transaction and the counterparty and are reviewed for appropriateness by senior line and credit risk personnel. Credits are monitored continuously by line and credit risk management personnel for deterioration in a borrower's or counterparty's financial condition which would impact the ability of the borrower or counterparty to perform under the contract. Risk ratings are adjusted as necessary, and the Corporation seeks to reduce exposure in such situations where appropriate. Where its strategy is to reduce risk, the Corporation first evaluates the collateral and feasibility of netting prior to making a decision on out-right sale or purchase of credit protection. The Corporation uses credit derivatives, including synthetic collateralized loan obligations (CLO), to reduce credit risk of its lending activities. The credit derivatives include single name credit default swaps with a notional amount of $6.2 billion and $4.7 billion at March 31, 2002 and December 31, 2001, respectively. Synthetic CLOs provide basket risk protection for specifically designated pools of loans, net of a first loss sharing component and a maximum recovery limit. The notional amount of the Corporation's reference portfolio under the basket protection was $10.0 billion at both March 31, 2002 and December 31, 2001.

     The Corporation also manages exposure to a single borrower, industry, product-type, country or other concentration through syndications of credits, credit derivatives, participations, loan sales and securitizations. Through the Global Corporate and Investment Banking segment, the Corporation is a major participant in the syndications market. In a syndicated facility, each participating lender funds only its portion of the syndicated facility, thereby limiting its exposure to the borrower. The Corporation's strategy remains one of origination for distribution. Additionally, the SVA discipline discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital.

     For consumer lending, credit scoring systems are utilized to determine the relative risk of new underwritings and provide standards for extensions of credit. Consumer portfolio credit risk is managed primarily using statistical techniques, which correlate borrower payment experience with other borrower behavior to predict portfolio performance. Statistical models are also employed in payment collection strategies.

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

     An independent Credit Review group provides executive management, the Board of Directors and the Credit Risk Committee with an evaluation of the risk rating process and the effectiveness of the credit management process. The group conducts ongoing reviews of credit activities and portfolios through transactional and process reviews, re-examining risk assessments for credit exposures on a regular basis and overall compliance with policy.

Loans and Leases Portfolio Review

     The Corporation's loans and leases portfolio totaled $331.2 billion and $329.2 billion at March 31, 2002 and December 31, 2001, respectively. In addition, there were off-balance sheet commitments to fund loans, which totaled $291.3 billion and $295.2 billion at March 31, 2002 and December 31, 2001, respectively. In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio. Table Seven presents loans and leases, nonperforming assets and net charge-offs by category. Additional information on the Corporation's commercial real estate, industry and foreign exposure can be found in the Concentrations of Credit Risk section beginning on page 56.

Table Seven
Loans and Leases, Nonperforming Assets and Net Charge-offs

---------------------------------------------------------------------------------------------------------

                                                  Loans and Leases              Nonperforming Assets/(1)/
                                      -------------------------------------------------------------------
                                            March 31           December 31        March 31   December 31
                                              2002                2001              2002        2001
                                      -------------------------------------------------------------------
(Dollars in millions)                  Amount    Percent    Amount    Percent      Amount      Amount
---------------------------------------------------------------------------------------------------------
Commercial - domestic                 $114,486     34.6%   $118,205     35.9%      $3,207      $3,123
Commercial - foreign                    21,311      6.4      23,039      7.0          583         461
Commercial real estate - domestic       21,471      6.5      22,271      6.8          216         240
Commercial real estate - foreign           379      0.1         383      0.1            2           3
---------------------------------------------------------------------------------------------------------
     Total commercial                  157,647     47.6     163,898     49.8        4,008       3,827
---------------------------------------------------------------------------------------------------------
Residential mortgage                    88,272     26.6      78,203     23.8          477         556
Home equity lines                       22,109      6.7      22,107      6.7           73          80
Direct/Indirect consumer                36,349     11.0      37,638     11.5           26          27
Consumer finance                         5,219      1.6       5,331      1.6            8           9
Bankcard                                19,535      5.9      19,884      6.0           --          --
Foreign consumer                         2,079      0.6       2,092      0.6            9           7
---------------------------------------------------------------------------------------------------------
     Total consumer                    173,563     52.4     165,255     50.2          593         679
---------------------------------------------------------------------------------------------------------
          Total nonperforming loans                                                 4,601       4,506
---------------------------------------------------------------------------------------------------------
Foreclosed properties                                                                 391         402
---------------------------------------------------------------------------------------------------------
            Total                     $331,210    100.0%   $329,153    100.0%      $4,992      $4,908
=========================================================================================================
Nonperforming assets as a percentage of:
     Total assets                                                                    0.81%       0.79%
     Loans, leases and foreclosed properties                                         1.51        1.49
Nonperforming loans as a percentage of loans and leases                              1.39        1.37
Loans past due 90 days or more and still accruing interest                         $  662      $  680
=========================================================================================================

-------------------------------------------------------------------------------------
                                                           Net Charge-offs/(2)/
                                                  -----------------------------------
                                                      Three Months Ended March 31
                                                  -----------------------------------
                                                        2002              2001
                                                  -----------------------------------
(Dollars in millions)                             Amount   Percent   Amount   Percent
-------------------------------------------------------------------------------------
Commercial - domestic                              $370      1.29%    $415      1.17%
Commercial - foreign                                 49      0.90       34      0.46
Commercial real estate - domestic                    14      0.25        6      0.09
-------------------------------------------------------------------------------------
     Total commercial                               433      1.09      455      0.92
-------------------------------------------------------------------------------------
Residential mortgage                                 11      0.05        6      0.03
Home equity lines                                     8      0.15        6      0.11
Direct/Indirect consumer                             95      1.03       75      0.76
Consumer finance                                     44      3.38       93      1.45
Bankcard                                            241      5.05      125      3.51
Other consumer - domestic                             7       n/m       11       n/m
Foreign consumer                                      1      0.16        1      0.19
-------------------------------------------------------------------------------------
     Total consumer                                 407      0.99      317      0.68
-------------------------------------------------------------------------------------
            Total net charge-offs                  $840      1.04%    $772      0.81%
=====================================================================================
Managed bankcard net charge-offs and ratios/(3)/   $355      5.43%    $248      4.37%
=====================================================================================

n/m = not meaningful
/(1)/Balance does not include $304 million and $1.0 billion of loans held for sale, included in other assets at March 31, 2002 and December 31, 2001, respectively, which would have been classified as nonperforming had they been included in loans. The Corporation had approximately $17 million and $48 million of troubled debt restructured loans at March 31, 2002 and December 31, 2001, respectively, which were accruing interest and were not included in nonperforming assets.
/(2)/Percentage amounts are calculated as annualized net charge-offs divided by average oustanding loans and leases during the period for each loan category.
/(3)/ Includes both on-balance sheet and securitized loans.

Commercial Portfolio

     At March 31, 2002 and December 31, 2001, total commercial loans outstanding totaled $157.6 billion and $163.9 billion, respectively. Domestic commercial loans, including commercial real estate, accounted for 86 percent of total commercial loans at March 31, 2002 and December 31, 2001.

     Commercial - domestic loans outstanding totaled $114.5 billion and $118.2 billion at March 31, 2002 and December 31, 2001, respectively. The Corporation had commercial - domestic loan net charge-offs of $370 million for the three months ended March 31, 2002, compared to $415 million for the three months ended March 31, 2001. Net charge-offs decreased primarily as a result of higher recoveries in the first quarter of 2002. Nonperforming commercial - domestic loans were $3.2 billion, or 2.80 percent of commercial - domestic loans, at March 31, 2002, compared to $3.1 billion, or 2.64 percent, at December 31, 2001. Commercial - domestic loans past due 90 days or more and still accruing interest were $167 million at March 31, 2002, compared to $175 million at December 31, 2001.

     Commercial - foreign loans outstanding totaled $21.3 billion and $23.0 billion at March 31, 2002 and December 31, 2001, respectively. The Corporation had commercial - foreign loan net charge-offs for the three months ended March 31, 2002 of $49 million compared to $34 million for the three months ended March 31, 2001. Nonperforming commercial - foreign loans were $583 million, or 2.74 percent of commercial - foreign loans, at March 31, 2002, compared to $461 million, or 2.00 percent, at December 31, 2001. The increase in nonperforming commercial - foreign loans was concentrated in Argentina. Commercial - foreign loans past due 90 days or more and still accruing interest were $7 million at March 31, 2002, compared to $6 million at December 31, 2001. For additional information, see the International Exposure discussion beginning on page 58.

     Commercial real estate - domestic loans totaled $21.5 billion and $22.3 billion at March 31, 2002 and December 31, 2001, respectively. Net charge-offs were $14 million and $6 million for the three months ended March 31, 2002 and 2001, respectively. Nonperforming commercial real estate - domestic loans were $216 million, or 1.01 percent of commercial real estate - domestic loans, at March 31, 2002, compared to $240 million, or 1.08 percent, at December 31, 2001. At March 31, 2002, commercial real estate - domestic loans past due 90 days or more and still accruing interest were $14 million compared to $40 million at December 31, 2001. Table Ten displays commercial real estate loans, including the portion of such loans which were nonperforming, foreclosed properties and other real estate credit exposures by geographic region and property type.

     Table Eleven presents aggregate commercial loan and lease exposures by certain significant industries.

Consumer Portfolio

     At March 31, 2002 and December 31, 2001, total consumer loans outstanding totaled $173.6 billion and $165.3 billion, respectively. Approximately 67 percent and 65 percent of these loans were secured by first and second mortgages on residential real estate at March 31, 2002 and December 31, 2001, respectively.

     Residential mortgage loans increased to $88.3 billion at March 31, 2002, compared to $78.2 billion at December 31, 2001. Net charge-offs on residential mortgage loans were $11 million and $6 million for the three months ended March 31, 2002 and 2001, respectively. Nonperforming residential mortgage loans were $477 million, or 0.54 percent of residential mortgage loans, at March 31, 2002, compared to $556 million, or 0.71 percent, at December 31, 2001. This decrease was primarily due to the sale of nonperforming residential mortgage loans during the first quarter of 2002.

     Home equity lines remained unchanged at $22.1 billion at March 31, 2002 compared to December 31, 2001. Net charge-offs on home equity lines were $8 million and $6 million for the three months ended March 31, 2002 and 2001, respectively. Nonperforming home equity lines were $73 million, or 0.33 percent of home equity lines, at March 31, 2002, compared to $80 million, or 0.36 percent, at December 31, 2001.

     Consumer finance loans outstanding totaled $5.2 billion and $5.3 billion at March 31, 2002 and December 31, 2001, respectively. Net charge-offs on consumer finance loans were $44 million and $93 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in charge-offs was due to the exit of the subprime real estate lending business in the third quarter of 2001. Consumer finance nonperforming loans were $8 million, or 0.15 percent of consumer finance loans, at March 31, 2002, compared to $9 million, or 0.17 percent, at December 31, 2001. At March 31, 2002, consumer finance loans past due 90 days or more and still accruing interest were $15 million compared to $24 million at December 31, 2001.

     Bankcard end of period receivables totaled $19.5 billion at March 31, 2002, compared to $19.9 billion at December 31, 2001. Net charge-offs on bankcard receivables were $241 million and $125 million for the three months ended March 31, 2002 and 2001, respectively. Managed bankcard net charge-offs increased $107 million to $355 million, while the managed net charge-off ratio increased 106 basis points to 5.43 percent for the three months ended March 31, 2002 compared to a year ago. The increase in net charge-offs was primarily a result of growth in the portfolio outstandings, an increase in personal bankruptcy filings and a weaker economic environment. Bankcard loans past due 90 days or more and still accruing interest were $370 million, or 1.90 percent of bankcard receivables, at March 31, 2002, compared to $332 million, or 1.67 percent, at December 31, 2001.

     Other consumer loans, which include direct and indirect consumer and foreign consumer loans, were $38.4 and $39.7 billion at March 31, 2002 and December 31, 2001, respectively. Direct and indirect consumer loan net charge-offs were $95 million and $75 million for the three months ended March 31, 2002 and 2001, respectively. Foreign consumer loan net charge-offs were $1 million for the three months ended both March 31, 2002 and 2001.

     Excluding bankcard, total consumer loans past due 90 days or more and still accruing interest were $104 million at March 31, 2002, compared to $127 million at December 31, 2001.

Nonperforming Assets

     As presented in Table Seven, nonperforming assets increased to $5.0 billion, or 1.51 percent of loans, leases and foreclosed properties, at March 31, 2002 from $4.9 billion, or 1.49 percent, at December 31, 2001. Nonperforming loans increased to $4.6 billion, or 1.39 percent of loans and leases, at March 31, 2002 from $4.5 billion, or 1.37 percent, at December 31, 2001. Nonperforming assets continued to be affected by the weakened economic environment. Foreclosed properties totaled $391 million at March 31, 2002, compared to $402 million at December 31, 2001. Sales of nonperforming assets in the first quarter of 2002 totaled $267 million, comprised of $79 million of nonperforming commercial loans, $105 million of nonperforming consumer loans and $83 million of foreclosed properties.

     Table Eight presents the additions to and reductions in nonperforming assets in the commercial and consumer portfolios during the most recent five quarters.

Table Eight
Nonperforming Assets Activity
----------------------------------------------------------------------------------------------------------------------------------
                                                                                First      Fourth     Third     Second      First
                                                                               Quarter    Quarter    Quarter    Quarter    Quarter
(Dollars in millions)                                                            2002       2001      2001       2001       2001
----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                                   $ 4,908    $ 4,523    $ 6,195    $ 5,897    $5,457
---------------------------------------------------------------------------------------------------------------------------------
Commercial
   Additions to nonperforming assets:
      New nonaccrual loans and foreclosed properties                             1,373      1,345        761      1,376     1,315
      Advances on loans                                                             24        106         32         33        26
---------------------------------------------------------------------------------------------------------------------------------
         Total commercial additions                                              1,397      1,451        793      1,409     1,341
---------------------------------------------------------------------------------------------------------------------------------
Reductions in nonperforming assets:
   Paydowns, payoffs and sales                                                    (570)      (300)      (635)      (732)     (398)
   Returns to performing status                                                    (33)       (82)       (86)       (19)     (126)
   Charge-offs/(1)/                                                               (538)      (784)      (513)      (525)     (467)
---------------------------------------------------------------------------------------------------------------------------------
      Total commercial reductions                                               (1,141)    (1,166)    (1,234)    (1,276)     (991)
---------------------------------------------------------------------------------------------------------------------------------
         Total commercial net additions to (reductions in) nonperforming           256        285       (441)       133       350
           assets
---------------------------------------------------------------------------------------------------------------------------------
Consumer
   Additions to nonperforming assets:
      New nonaccrual loans and foreclosed properties                               375        374        694        836       819
---------------------------------------------------------------------------------------------------------------------------------
            Total consumer additions                                               375        374        694        836       819
---------------------------------------------------------------------------------------------------------------------------------
Reductions in nonperforming assets:
   Paydowns, payoffs and sales                                                    (318)      (174)      (413)      (159)     (135)
   Returns to performing status                                                   (265)      (181)      (256)      (440)     (483)
   Charge-offs/(1)/                                                                (29)       (22)       (69)       (69)     (101)
   Transfers (to) from assets held for sale /(2, 3)/                                65        103     (1,187)        (3)      (10)
---------------------------------------------------------------------------------------------------------------------------------
      Total consumer reductions                                                   (547)      (274)    (1,925)      (671)     (729)
---------------------------------------------------------------------------------------------------------------------------------
        Total consumer net additions to (reductions in) nonperforming             (172)       100     (1,231)       165        90
           assets
---------------------------------------------------------------------------------------------------------------------------------
            Total net additions to (reductions in) nonperforming assets             84        385     (1,672)       298       440
---------------------------------------------------------------------------------------------------------------------------------
   Balance, end of period                                                      $ 4,992    $ 4,908    $ 4,523    $ 6,195    $5,897
=================================================================================================================================

(1) Certain loan products, including commercial bankcard, consumer bankcard and other unsecured loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2) Transfers from assets held for sale include assets held for sale that were foreclosed and transferred to foreclosed properties.
(3) In the third quarter of 2001, the transfer to assets held for sale was primarily related to the exit of the subprime real estate lending business.

     In order to respond when deterioration of a credit occurs, internal loan workout units are devoted to providing specialized expertise and full-time management and/or collection of certain nonperforming assets as well as certain performing loans. Management believes focused collection strategies and a proactive approach to managing overall problem assets expedites the disposition, collection and renegotiation of nonperforming and other lower-quality assets. During 2001, the Corporation realigned its operations that manage certain distressed assets through the funding of Banc of America Strategic Solutions, Inc. (SSI), a wholly-owned subsidiary. The purpose of this subsidiary is to provide a more effective means of problem asset resolution and to coordinate exit strategies, including bulk sales, collateralized debt obligations and other resolutions of domestic commercial distressed assets. The assets and liabilities transferred to SSI were consolidated with the Corporation at March 31, 2002 and December 31, 2001. The Corporation expects to aggressively manage credit risk and to exit problem credits where practical.

     The Corporation's investment in specific loans that were considered to be impaired at March 31, 2002 was $3.8 billion compared to $3.9 billion at December 31, 2001. Commercial - domestic impaired loans decreased $116 million to $3.0 billion at March 31, 2002 compared to December 31, 2001. Commercial - foreign impaired loans increased $82 million to $583 million. Commercial real estate - domestic impaired loans decreased $35 million to $205 million.

Allowance for Credit Losses

     The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance on certain homogeneous loan portfolios, which generally consist of consumer loans, is based on aggregated portfolio segment evaluations generally by loan type. For these segments, the Corporation utilizes loss forecast models which consider a variety of factors including, but not limited to, historical loss experience, anticipated defaults or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type. The commercial portfolios are reviewed on an individual facility basis and segregated by risk according to the Corporation's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments and any other pertinent information (including individual valuations on nonperforming loans in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan"), result in the estimation of an allowance for credit losses by risk classification. The Corporation has procedures in place to monitor differences between estimated and actual incurred credit losses. These procedures include detailed periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate incurred credit losses in those portfolios.

     Portions of the allowance for credit losses are assigned to cover the estimated probable incurred credit losses in each lending category based on the results of the Corporation's detail review process described above. The assigned portion continues to be weighted toward the commercial loan portfolio, which reflected a higher level of nonperforming loans and the potential for higher individual losses. The remaining or unassigned portion of the allowance for credit losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including global economic conditions. This procedure helps to minimize the risk related to the margin of imprecision inherent in the estimation of the assigned allowances for credit losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for credit losses, the relationship of the unassigned component to the total allowance for credit losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the assigned and unassigned components.

     Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

     The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at March 31, 2002. Table Nine presents the activity in the allowance for credit losses for the three months ended March 31, 2002 and 2001.

Table Nine
Allowance for Credit Losses

---------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                                           March 31
                                                                                     --------------------
(Dollars in millions)                                                                  2002        2001
---------------------------------------------------------------------------------------------------------
Balance, January 1                                                                   $  6,875    $  6,838
---------------------------------------------------------------------------------------------------------
Loans and leases charged off
Commercial - domestic                                                                    (467)       (447)
Commercial - foreign                                                                      (74)        (39)
Commercial real estate - domestic                                                         (15)         (8)
---------------------------------------------------------------------------------------------------------
     Total commercial                                                                    (556)       (494)
---------------------------------------------------------------------------------------------------------
Residential mortgage                                                                      (14)         (9)
Home equity lines                                                                         (11)         (8)
Direct/Indirect consumer                                                                 (151)       (116)
Consumer finance                                                                          (51)       (129)
Bankcard                                                                                 (271)       (143)
Other consumer - domestic                                                                 (14)        (18)
Foreign consumer                                                                           (1)         (1)
---------------------------------------------------------------------------------------------------------
     Total consumer                                                                      (513)       (424)
---------------------------------------------------------------------------------------------------------
          Total loans and leases charged off                                           (1,069)       (918)
---------------------------------------------------------------------------------------------------------
Recoveries of loans and leases previously charged off
Commercial - domestic                                                                      97          32
Commercial - foreign                                                                       25           5
Commercial real estate - domestic                                                           1           2
---------------------------------------------------------------------------------------------------------
     Total commercial                                                                     123          39
---------------------------------------------------------------------------------------------------------
Residential mortgage                                                                        3           3
Home equity lines                                                                           3           2
Direct/Indirect consumer                                                                   56          41
Consumer finance                                                                            7          36
Bankcard                                                                                   30          18
Other consumer - domestic                                                                   7           7
---------------------------------------------------------------------------------------------------------
     Total consumer                                                                       106         107
---------------------------------------------------------------------------------------------------------
          Total recoveries of loans and leases previously charged off                     229         146
---------------------------------------------------------------------------------------------------------
               Net charge-offs                                                           (840)       (772)
---------------------------------------------------------------------------------------------------------
Provisions for credit losses                                                              840         835
Other, net                                                                                 (6)         (1)
---------------------------------------------------------------------------------------------------------
     Balance, March 31                                                               $  6,869    $  6,900
=========================================================================================================
Loans and leases outstanding at March 31                                             $331,210    $382,677
Allowance for credit losses as a percentage of loans and leases outstanding at
    March 31                                                                             2.07%       1.80%
Average loans and leases outstanding during the period                               $327,801    $387,889
Annualized net charge-offs as a percentage of average outstanding loans and
   leases during the period                                                              1.04%        .81%
Allowance for credit losses as a percentage of nonperforming loans at March 31         149.29      122.78
Ratio of the allowance for credit losses at March 31 to annualized net charge-offs       2.02        2.20
=========================================================================================================

Concentrations of Credit Risk

     In an effort to minimize the adverse impact of any single event or set of occurrences, the Corporation strives to maintain a diverse credit portfolio as outlined in Tables Ten, Eleven and Twelve.

     The Corporation maintains a diverse commercial loan portfolio, representing 48 percent of total loans and leases at March 31, 2002. The largest concentration is in commercial real estate, which represents seven percent of total loans and leases at March 31, 2002. The exposures presented in Table Ten represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposures included in the table do not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

Table Ten
Commercial Real Estate Loans, Foreclosed Properties and Other Real Estate Credit Exposure

--------------------------------------------------------------------------------------------
March 31, 2002
                                       Loans                                    Other
                             ---------------------------    Foreclosed         Credit
(Dollars in millions)        Outstanding   Nonperforming   Properties/(1)/   Exposure/(2)/
--------------------------------------------------------------------------------------------
By Geographic Region/(3)/
California                     $ 5,055         $ 61              $  9            $1,077
Southwest                        3,202           35                 5               853
Florida                          2,499           32                 4               521
Northwest                        2,293           14                --               243
Geographically diversified       1,667           --                --               414
Midwest                          1,599           24                24               808
Carolinas                        1,477            6                 1               394
Mid-Atlantic                     1,307           22                 1               455
Midsouth                         1,283            8                 1               481
Northeast                          621           10                16               639
Other states                       468            4                83                18
Non-US                             379            2                --                 2
--------------------------------------------------------------------------------------------
    Total                      $21,850         $218              $144            $5,905
============================================================================================
By Property Type
Office buildings               $ 4,359         $ 23                --            $ 1019
Apartments                       3,923           20                --              1704
Residential                      3,183           29                --               266
Shopping centers/retail          2,730           13                15              1212
Industrial/warehouse             1,941           23                14               271
Land and land development        1,463           12                 7               240
Hotels/motels                    1,051           25                14               188
Multiple use                       717            2                --               187
Miscellaneous commercial           277            8                 1                40
Unsecured                          254           --                --               272
Other                            1,573           61                93               504
Non-US                             379            2                --                 2
--------------------------------------------------------------------------------------------
   Total                       $21,850         $218              $144            $5,905
============================================================================================

(1)  Foreclosed properties includes commercial real estate loans only.
(2)  Other credit exposures include letters of credit and loans held for sale.
(3)  Distribution based on geographic location of collateral.

     Table Eleven presents the ten largest industries included in the commercial loan and lease portfolio at March 31, 2002 and the respective balances at December 31, 2001. Total commercial loans outstanding, excluding commercial real estate loans, comprised 41 percent and 43 percent of total loans and leases at March 31, 2002 and December 31, 2001, respectively. No commercial industry concentration was greater than three percent of total loans and leases at March 31, 2002.

Table Eleven
Significant Industry Loans and Leases /(1)/

-----------------------------------------------------------------------------------------------------
                                          March 31, 2002                   December 31, 2001
                                   ------------------------------------------------------------------
                                                    Percent of Total                 Percent of Total
(Dollars in millions)                 Outstanding   Loans and Leases   Outstanding   Loans and Leases
-----------------------------------------------------------------------------------------------------
Transportation                         $  9,791          3.0%           $ 10,350          3.1%
Business services                         7,153          2.2               7,569          2.3
Equipment and general manufacturing       6,373          1.9               6,648          2.0
Media                                     6,305          1.9               6,704          2.0
Agribusiness                              5,925          1.8               6,390          1.9
Autos                                     5,160          1.6               5,290          1.6
Healthcare and pharmaceuticals            5,157          1.6               5,444          1.7
Telecommunications                        4,442          1.3               4,882          1.5
Education and government                  4,348          1.3               4,198          1.3
Retail                                    4,283          1.3               4,450          1.4
Other                                    76,860         23.2              79,319         24.1
-----------------------------------------------------------------------------------------------------
   Total                               $135,797         41.0%           $141,244         42.9%
=====================================================================================================

/(1)/ Includes only non-real estate commercial loans and leases.

International Exposure

     Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries that have been negatively impacted by global economic pressure in all three regions where the Corporation has exposure: Asia, Europe, and Latin America.

     In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Twelve sets forth selected regional foreign exposure at March 31, 2002 and is based on the Federal Financial Institutions Examination Council's (FFIEC) instructions for periodic reporting of foreign exposure. The countries selected represent those that are considered as having higher credit and foreign exchange risk. At March 31, 2002, the Corporation's total exposure to these select countries was $18.5 billion, a decrease of $2.8 billion from December 31, 2001, primarily due to reductions in exposure to Japan and to most other countries in Asia and Latin America.

     During 2001, Argentina began to experience significant economic turmoil and deterioration. In response to this and as part of the Corporation's ongoing, normal risk management process, the Corporation has reduced its credit exposure to Argentina. At March 31, 2002, the Corporation had $664 million of credit and other exposure in Argentina. Of this amount, $442 million represented traditional credit exposure (loans, letters of credit, etc.) predominantly to Argentine subsidiaries of foreign multinational companies. The Argentine government has defaulted on its bonds, and the resulting economic turmoil in the country has caused many companies to experience difficulty in servicing their debt. At March 31, 2002, the Corporation's credit exposure related to Argentine government bonds was approximately $90 million. Nonperforming assets related to Argentina increased $120 million to $160 million during the first quarter of 2002. Due to the volatility of the situation, management continues to assess its credit exposure to Argentina but believes the Corporation has adequate reserves against any losses related to its exposure.

Table Twelve
Selected Regional Foreign Exposure
------------------------------------------------------------------------------------------
                                                            Derivatives
                                                               (Net
                                Loans                         Positive       Securities/
                              and Loan          Other         Mark-to-         Other
(Dollars in millions)        Commitments    Financing/(1)/    Market)     Investments/(2)/
------------------------------------------------------------------------------------------
Region/Country
Asia
China                          $   79             2              13                61
Hong Kong                         146            75              39                89
India                             638            58              45                36
Indonesia                         151            --              13                18
Japan                             517            55             295               195
Korea (South)                     244           356              17                 6
Malaysia                           33             5              --                15
Pakistan                           11            --              --                 1
Philippines                        83            32               9                37
Singapore                         191             9              55                 4
Taiwan                            269            94              33                --
Thailand                           34             7              18                21
Other                               3            18              --                --
------------------------------------------------------------------------------------------
  Total                        $2,399        $  711            $537            $  483
------------------------------------------------------------------------------------------
Central and Eastern Europe
Russian Federation             $   --            --              --                --
Turkey                             32            17               1                19
Other                              36            16               6               307
------------------------------------------------------------------------------------------
  Total                        $   68        $   33            $  7            $  326
------------------------------------------------------------------------------------------
Latin America
Argentina                      $  362            53              65                44
Brazil                            455           396             140               198
Chile                             157            10              14                 3
Colombia                           92             6              10                 5
Mexico                          1,141           265              94               496
Venezuela                         121             6               6               107
Other                             133            58               8                52
------------------------------------------------------------------------------------------
  Total                        $2,461        $  794            $337            $  905
------------------------------------------------------------------------------------------
    Total                      $4,928        $1,538            $881            $1,714
==========================================================================================

-----------------------------------------------------------------------------------
                                                              Total      Increase/
                                 Total           Gross       Binding     (Decrease
                                 Cross-          Local       Exposure      from
                                 border         Country      March 31,   December 31,
 (Dollars in millions)         Exposure/(3)/   Exposure/(4)/     2002          2001
-----------------------------------------------------------------------------------
Region/Country
Asia
China                           $  155           $   79       $   234     $   (41)
Hong Kong                          349            3,662         4,011        (244)
India                              777              982         1,759         (21)
Indonesia                          182               13           195         (80)
Japan                            1,062              744         1,806      (1,439)
Korea (South)                      623              597         1,220          10
Malaysia                            53              252           305         (41)
Pakistan                            12               --            12          (7)
Philippines                        161               60           221        (101)
Singapore                          259            1,030         1,289        (109)
Taiwan                             396              552           948          35
Thailand                            80              244           324         (64)
Other                               21               70            91         (29)
----------------------------------------------------------------------------------
  Total                         $4,130           $8,285       $12,415     $(2,131)
----------------------------------------------------------------------------------
Central and Eastern Europe
Russian Federation              $   --           $   14       $    14     $    14
Turkey                              69               --            69         (58)
Other                              365               37           402         136
----------------------------------------------------------------------------------
  Total                         $  434           $   51       $   485     $    92
----------------------------------------------------------------------------------
Latin America
Argentina                       $  524           $  140       $   664     $   (81)
Brazil                           1,189              811         2,000        (474)
Chile                              184               11           195         (54)
Colombia                           113               --           113         (26)
Mexico                           1,996              179         2,175         (52)
Venezuela                          240               --           240          (1)
Other                              251               --           251         (45)
----------------------------------------------------------------------------------
  Total                         $4,497           $1,141       $ 5,638     $  (733)
----------------------------------------------------------------------------------
    Total                       $9,061           $9,477       $18,538     $(2,772)
==================================================================================

/(1)/ Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
/(2)/ Amounts outstanding in the table above for Philippines, Argentina, Mexico, Venezuela and Latin America Other have been reduced by $10 million, $81 million, $416 million, $101 million and $31 million, respectively, at March 31, 2002, and $10 million, $0, $436 million, $105 million and $32 million, respectively, at December 31, 2001. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.
/(3)/ Cross-border exposure includes amounts payable to the Corporation by residents of countries other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
/(4)/ Gross local country exposure includes amounts payable to the Corporation by residents of countries in which the credit is booked, regardless of the currency in which the claim is denominated. Management does not net local funding or liabilities against local exposures as allowed by the FFIEC.

Market Risk Management

Overview

     The Corporation is exposed to market risk as a consequence of the normal course of conducting its business activities. Examples of these business activities include securities market making, underwriting, proprietary trading and asset/liability management in interest rate, foreign exchange, equity, commodity and credit markets, along with any associated derivative products. Market risk is the potential of loss arising from adverse changes in market rates, prices and liquidity. Financial products that expose the Corporation to market risk include securities, loans, deposits, debt and derivative financial instruments such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

Trading Portfolio

     The Board delegates responsibility for the day-to-day management of market risk to the Finance Committee. The Finance Committee has structured a system of independent checks, balances and reporting in order to ensure that the Board's disposition toward market risk is not compromised.

     One of the objectives of the Risk Management group is to provide senior management with independent, timely assessments of the bottom line impacts of market risks facing the Corporation and to monitor those impacts against trading limits. Risk Management monitors the changing aggregate position of the Corporation and projects the profit and loss levels that would result from both normal and extreme market moves. In addition, Risk Management is responsible for ensuring that appropriate policies and procedures that conform to the Board's risk preferences are in place and enforced. These policies and procedures encompass the limit process, risk reporting, new product review and model review.

     Trading account profits represent the net amount earned from the Corporation's trading positions, which include trading account assets and liabilities as well as derivative positions and mortgage banking assets. These transactions include positions to meet customer demand as well as for the Corporation's own trading account. Trading positions are taken in a diverse range of financial instruments and markets. The profitability of these trading positions is largely dependent on the volume and type of transactions, the level of risk assumed and the volatility of price and rate movements in the market place.

[Graphic]

Histogram of Daily Market Risk-Related Revenue
Twelve Months Ended March 31, 2002

Daily Market Risk-Related Revenue    Number
(Dollars in millions)                of Days
--------------------------------------------
Less than $(10)                         14
$(10) to $ 0                            20
$  0  to $10                            53
$ 10  to $20                            81
$ 20  to $30                            53
$ 30  to $40                            17
$ 40  to $50                             7
Greater than $50                         4

     Market risk-related revenue includes trading account profits and trading-related net interest income, which encompass both proprietary trading and customer-related activities. During 2002, the Corporation has continued its efforts to build on its client franchise and reduce the proportion of proprietary trading revenue to total revenue. The results of these efforts can be seen in the histogram above. During the twelve months ended March 31, 2002, the Corporation recorded positive daily market risk-related revenue for 215 of 249 trading days. Furthermore, of the 34 days that showed negative revenue, only 14 days were greater than $10 million.

Value at Risk

     Value at Risk (VAR) is the key measure of market risk for the Corporation. VAR represents an estimation of the maximum amount that the Corporation has placed at risk of loss, with a 99 percent degree of confidence, in the course of its risk taking activities. VAR's purpose is to quantify the amount of capital required to absorb potential losses from adverse market movements based on the model's assumptions. Given the 99 percent confidence interval captured by VAR, market risk-related revenue or losses would be expected to exceed VAR measures approximately once every 100 trading days, or two to three times each year. The VAR model does not measure the magnitude of the excess gain or loss, but produces a confidence level that gains or losses will be within predicted ranges. Since the third quarter of 2000, the Corporation has been migrating its trading books to a historical simulation approach. This approach utilizes historical market conditions that existed over the last three years to derive estimates of trading risk and provides for the natural aggregation of trading risks across different groups. The effects of correlation and diversification are embedded in these calculations. The completion of the migration is expected to take place during the first half of 2002. While the transition is taking place, the square root of the sum of squares method is used to aggregate and correlate risk.

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

     As the following graph shows, during the twelve months ended March 31, 2002, actual market risk-related revenue exceeded VAR measures five days out of 249 total trading days. During the same period, actual market risk-related losses exceeded VAR measures one day out of 249 total trading days. This occurred immediately following the events of September 11, 2001 due to extreme market conditions.

                             Trading Risk and Return
                    Daily VAR and Market Risk-Related Revenue

                                    [Graphic]

Line graph representation of Daily Market Risk-Related Revenue and VAR for the twelve months ended March 31, 2002. During the period, the daily market risk-related revenue ranged from $(58) million to $66 million. Over the same period, VAR ranged from $30 million to 70 million.

     The following table summarizes the VAR in the Corporation's trading portfolios for the twelve months ended March 31, 2002 and 2001:

Table Thirteen
Trading Activities Market Risk

-----------------------------------------------------------------------------------------------------------
                                                           Twelve Months Ended March 31
                                      ---------------------------------------------------------------------
                                                    2002                                2001
                                      ---------------------------------------------------------------------
                                       Average      High        Low        Average      High         Low
(US Dollar equivalents in millions)   VAR /(1)/   VAR /(2)/   VAR /(2)/   VAR /(1)/   VAR /(2)/   VAR /(2)/
-----------------------------------------------------------------------------------------------------------
Foreign exchange                        $ 6.0       $11.2       $ 1.5       $ 9.9       $18.5       $ 5.0
Interest rate                            32.9        47.0        17.3        28.1        46.2        16.3
Fixed income                             11.4        17.3         6.5         8.5        16.4         3.0
Real estate/mortgage/(3)/                33.1        61.6        14.4        14.4        43.4         2.5
Equities and equity derivatives          15.6        25.1        10.9        23.9        41.5         5.5
Commodities                               5.8        10.9         1.3         2.3         5.2         0.5
Total trading portfolio                  52.1        69.9        29.7        44.9        59.6        25.1
===========================================================================================================

/(1)/ The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
/(2)/ The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
/(3)/ The real estate/mortgage business is included in the fixed income category in the Trading-Related Revenue table in Note Two of the consolidated financial statements.

     Total trading portfolio VAR increased during the twelve months ended March 31, 2002 relative to the twelve months ended March 31, 2001. This increase was primarily due to the addition of mortgage banking assets to the VAR calculation for the real estate/mortgage portfolio in the first quarter of 2001.

     The migration of trading books to a historical simulation approach has resulted in a lower VAR in equities and foreign exchange and a higher VAR in commodities. VAR was not restated for previous quarters.

     The following table summarizes the quarterly VAR in the Corporation's trading portfolios for the most recent four quarters:

Table Fourteen
Quarterly Trading Activities Market Risk

-----------------------------------------------------------------------------------------------------------
                                             First Quarter 2002                  Fourth Quarter 2001
                                      ---------------------------------------------------------------------
                                       Average     High         Low       Average       High        Low
(US Dollar equivalents in millions)   VAR /(1)/   VAR /(2)/   VAR /(2)/   VAR /(1)/   VAR /(2)/   VAR /(2)/
-----------------------------------------------------------------------------------------------------------
Foreign exchange                        $ 3.3      $ 6.4       $ 1.5       $ 5.2       $10.4       $ 1.9
Interest rate                            26.3       38.9        17.3        31.9        39.4        24.4
Fixed Income                              7.9       10.4         6.5        13.9        17.3         8.8
Real estate/mortgage/(3)/                33.4       61.6        14.4        24.7        39.0        15.2
Equities and equity derivatives          14.2       18.2        10.9        13.9        16.5        11.4
Commodities                               8.2       10.6         6.2         7.8        10.9         5.7
Total trading portfolio                  47.9       69.8        29.7        46.0        57.0        35.8
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
                                              Third Quarter 2001                 Second Quarter 2001
                                      ---------------------------------------------------------------------
                                       Average    High          Low        Average      High        Low
(US Dollar equivalents in millions)   VAR /(1)/   VAR /(2)/   VAR /(2)/   VAR /(1)/   VAR /(2)/   VAR /(2)/
-----------------------------------------------------------------------------------------------------------
Foreign exchange                        $ 7.6      $11.2       $ 5.2       $ 8.0       $11.0       $ 5.5
Interest rate                            34.4       47.0        23.0        38.8        43.5        32.6
Fixed Income                             13.0       15.8        10.3        10.7        16.9         6.6
Real estate/mortgage/(3)/                32.9       41.5        23.2        41.2        55.5        28.6
Equities and equity derivatives          16.2       19.1        12.7        18.1        25.1        13.5
Commodities                               4.8        8.2         1.5         2.7         5.7         1.3
Total trading portfolio                  53.1       63.3        45.4        61.3        69.9        55.2
===========================================================================================================

/(1)/ The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
/(2)/ The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
/(3)/ The real estate/mortgage business is included in the fixed income category in the Trading-Related Revenue table in Note Two of the consolidated financial statements.

Stress Testing

     In order to determine the sensitivity of the Corporation's capital to the impact of historically large market moves with low probability, stress scenarios are run against the trading portfolios. This stress testing should verify that, even under extreme market moves, the Corporation will preserve its capital. The scenarios for each product are large standard deviation movements in the relevant markets that are based on significant historical or hypothetical events. These results are calculated daily and reported as part of the regular reporting process.

     In addition, specific stress scenarios are run regularly which represent extreme hypothetical, but plausible, events that would be of concern given the Corporation's current portfolio. Examples of these specific stress scenarios include calculating the effects on the overall portfolio of an extreme Federal Reserve Board tightening or easing of interest rates, a severe credit deterioration in the U.S., and a recession in Japan and the corresponding ripple effects globally.

Non-Exchange Traded Commodity Contracts at Fair Value

     The use of non-exchange traded or over-the-counter commodity contracts provides the Corporation with the ability to adapt to the varied requirements of a wide customer base while efficiently mitigating its market risk. Non-exchange traded commodity contracts are stated at fair value, which is generally based on dealer price estimates. These contracts are primarily oil and gas commodities contracts.

     The fair value of contracts outstanding for asset positions and liability positions, net of the effect of legally enforceable master netting agreements, at March 31, 2002 were $1.5 billion and $1.3 billion, respectively. The fair value of contracts outstanding for asset positions and liability positions, net of the effect of legally enforceable master netting agreements, at December 31, 2001 were $1.3 billion and $1.0 billion, respectively.

     The Corporation controls and manages its commodity risk through the use of VAR limits. See Tables Thirteen and Fourteen for further details.

Asset and Liability Management Activities

Non-Trading Portfolio

     The Corporation's Asset and Liability Management (ALM) process, managed through the Asset and Liability Subcommittee of the Finance Committee, is used to manage interest rate risk through structuring balance sheet portfolios and identifying and linking derivative positions to specific hedged assets and liabilities. Interest rate risk represents the only material market risk exposure to the Corporation's non-trading financial instruments.

     To effectively measure and manage interest rate risk, the Corporation uses sophisticated computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowings and ALM derivative instruments. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Additionally, duration and market value sensitivity measures are selectively utilized where they provide added value to the overall interest rate risk management process.

     The Corporation specifically reviews the impact on net interest income of parallel and non-parallel shifts in the yield curve over different time horizons. At March 31, 2002, the Federal Funds rate was 1.75 percent. The Corporation has positioned its ALM portfolio to be neutral against an anticipated rising rate environment with a flattening yield curve. As a result, the interest rate risk position of the Corporation was relatively neutral to parallel shifts upward in the yield curve as the impact on net interest income of a 100 basis point parallel shift, up over either two months (rapid) or twelve months (gradual) would be slightly favorable, but less than one percent. While further material declines in interest rates are unlikely, the impact on net interest income of a rapid 100 basis point parallel shift down would be negative three percent.

Interest Rate and Foreign Exchange Contracts

     Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation's ALM process. The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation's goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation. Interest income on hedged variable-rate assets, primarily variable rate commercial loans, and interest expense on hedged variable rate liabilities, primarily short-term time deposits, increases or decreases as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to these hedged assets and liabilities are expected to substantially offset this variability in earnings. See Note Three of the consolidated financial statements for additional information on the Corporation's hedging activities.

     Interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, allow the Corporation to effectively manage its interest rate risk position. In addition, the Corporation uses foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities as well as the Corporation's equity investments in foreign subsidiaries. Table Fifteen reflects the notional amounts, fair value, weighted average receive and pay rates, expected maturity and estimated duration of the Corporation's ALM derivatives at March 31, 2002 and December 31, 2001. Fair values will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet positions should not be viewed in isolation.

     Consistent with the Corporation's strategy of managing interest rate sensitivity, the net receive fixed interest rate swap notional position declined by $23.3 billion to $19.8 billion at March 31, 2002. Option products in the

Corporation's ALM process may include from time to time option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index. These strategies may involve caps, floors and options on index futures contracts.

     The amount of unamortized net realized deferred gains associated with closed ALM swaps was $754 million and $966 million at March 31, 2002 and December 31, 2001, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $165 million and $114 million at March 31, 2002 and December 31, 2001, respectively. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $1 million and $9 million at March 31, 2002 and December 31, 2001, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at March 31, 2002 and December 31, 2001. Of these unamortized net realized deferred gains, $644 million and $1.0 billion was included in accumulated other comprehensive income at March 31, 2002 and December 31, 2001, respectively.

Table Fifteen
Asset and Liability Management Interest Rate and Foreign Exchange Contracts

March 31, 2002

                                                                         Expected Maturity                            Average
                                           -----------------------------------------------------------------------
(Dollars in millions, average       Fair                                                                    After   Estimated
estimated duration in Years)        Value    Total      2002      2003     2004         2005       2006      2006    Duration
------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps             $(403)                                                                        4.33
  Notional amount                              $88,121  $ 1,354   $   258   $   216   $23,350   $13,121  $ 49,822
  Weighted average receive rate                   5.40%    7.09%     8.36%     6.99%  $  4.84%     5.20%     5.64%
Total pay fixed swaps                   341                                                                         2.77
  Notional amount                              $68,348  $   787   $29,094   $13,795   $ 2,646    $   78   $21,948
  Weighted average pay rate                       4.25%    6.97%     3.23%     3.88%  $ 6.77%    $ 5.46%  $  5.44%
Basis swaps                               (4)
  Notional amount                              $15,700  $     -   $     -   $ 9,000      500     $4,400   $ 1,800
                                       -----
   Total swaps                           (66)
------------------------------------------------------------------------------------------------------------------------------
Option products                           58
 Notional amount                               $ 1,000  $ 1,000
------------------------------------------------------------------------------------------------------------------------------
   Total open interest rate contracts     (8)
------------------------------------------------------------------------------------------------------------------------------
Closed interest rate contracts/(1)/      918
------------------------------------------------------------------------------------------------------------------------------
   Net interest rate contract position   910
------------------------------------------------------------------------------------------------------------------------------
Open foreign exchange contracts         (316)
 Notional amount                               $ 4,933  $   317  $    213   $   566    $147      $1,498   $2,192
------------------------------------------------------------------------------------------------------------------------------
Total ALM contracts                     $594
==============================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
December 31, 2001


                                                                         Expected Maturity                            Average
                                           -----------------------------------------------------------------------
(Dollars in millions, average       Fair                                                                    After   Estimated
estimated duration in Years)        Value    Total      2002      2003     2004         2005       2006      2006    Duration
------------------------------------------------------------------------------------------------------------------------------
Open interest rate contracts
Total receive fixed swaps           $ 784                                                                              4.68
  Notional amount                            $64,472    $ 1,510   $  266    $10,746      8,341     $9,608     $34,001
  Weighted average receive rate                 5.74%      7.04%    8.27%      5.31%    $ 5.79%    $ 5.37%       5.89%
Total pay fixed swaps                (322)                                                                             2.26

  Notional amount                            $21,445    $11,422   $4,319    $   122     $2,664     $   60     $ 2,858
  Weighted average pay rate                     3.97%     2.61%    4.21%       6.09%      6.77%      5.83%       6.34%
Basis swaps
  Notional amount                            $15,700    $    -    $   -     $ 9,000        500     $4,400     $ 1,800
                                    -----
   Total swaps                        462
-------------------------------------------------------------------------------------------------------------------------------
Option products                       105
 Notional amount                             $ 7,000   $     -    $7,000
-------------------------------------------------------------------------------------------------------------------------------
   Total open interest rate contracts 567
-------------------------------------------------------------------------------------------------------------------------------
Closed interest rate contracts/(1)/ 1,071
-------------------------------------------------------------------------------------------------------------------------------
   Net interest rate contract
                       position     1,638
-------------------------------------------------------------------------------------------------------------------------------
Open foreign exchange contracts      (285)
 Notional amount                             $ 6,968   $   465   $  283     $  576     $1,180     $2,335      $ 2,129
------------------------------------------------------------------------------------------------------------------------------
Total ALM contracts                            $ 1,353
==============================================================================================================================

/(1)/ Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.

     In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the date the loan is delivered to the secondary market. To manage this risk, the Corporation enters into various financial instruments including forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $16.3 billion at March 31, 2002 with associated net unrealized losses of $48 million. At December 31, 2001, the notional amount of such contracts was $27.8 billion with associated net unrealized gains of $69 million. These contracts have an average expected maturity of less than 90 days.

     The Corporation manages risk associated with the impact of changes in prepayment rates on certain mortgage banking assets using various financial instruments including purchased options and swaps. The notional amounts of such contracts at March 31, 2002 and December 31, 2001 were $76.0 billion and $65.1 billion, respectively. The related net unrealized loss was $127 million at March 31, 2002, and the related net unrealized gain was $301 million at December 31, 2001. These amounts are included in the Derivative Assets table in Note Three of the consolidated financial statements.

Liquidity Risk Management

     The Corporation manages liquidity risk and the potential for loss by assessing all on- and off-balance sheet funding demands and alternatives. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current or future financial commitments or that the Corporation may be more reliant on alternative funding sources such as long-term debt. Funding requirements are impacted by loan repayments and originations, liability settlements and issuances, off-balance sheet funding commitments (including commercial and consumer loans) and the level of asset securitizations utilized by the Corporation. The Corporation also complies with various regulatory guidelines regarding required liquidity levels and periodically monitors its liquidity position in light of the changing economic environment and customer activity. Based on these periodic assessments, the Corporation will alter, as deemed appropriate, its assets and liabilities and off-balance sheet positions. The Corporation currently maintains various shelf registrations with the Securities and Exchange Commission, whereby additional short-term and long-term debt may be issued. See Note Six of the consolidated financial statements for additional information.

     The Corporation employs various liquidity modeling techniques and metrics. A commonly used measure of banking liquidity is the loan-to-deposit ratio. The Corporation's loan-to-core deposit ratio was 99 percent at both March 31, 2002 and December 31, 2001. In addition, average short-term borrowings decreased $7.9 billion, or eight percent, for the three months ended March 31, 2002 compared to the same period in 2001.

Recently Issued Accounting Pronouncements

See Note One of the consolidated financial statements for information on recently issued pronouncements.

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

                    In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of pending matters will be; however, based on current knowledge, Management does not believe that liabilities arising from pending litigation, if any, will have a material adverse effect on the consolidated financial position, operations or liquidity of the Corporation.

                    The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica's losses relating to D.E. Shaw Securities Group, L.P. ("D.E. Shaw") and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998 (the "Proxy Statement"), falsely stated that the merger between NationsBank Corporation (NationsBank) and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes (the "Classes") consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss. A former NationsBank stockholder who opted out of the NationsBank shareholder Class also commenced an action in the Missouri federal court (the "Opt-Out Action") asserting claims substantially similar to the claims related to D.E. Shaw set forth in the consolidated action. Similar class actions have been filed in California state courts. Plaintiffs in one such class action, brought on behalf of California residents who owned BankAmerica stock, claim that the Proxy Statement falsely stated that the merger would be one of equals. Plaintiffs in that matter have been included in the federal action as part of the BankAmerica shareholder Class and will not be proceeding in California state court. Other California state court class actions were consolidated, but have not been certified as class actions. The Missouri federal court enjoined prosecution of those consolidated cases as a class action. The plaintiffs who were enjoined appealed to the United States Court of Appeals for the Eighth Circuit, which upheld the district court's injunction. Those plaintiffs sought review in the United States Supreme Court, which was denied.

                    In February of 2002, the Corporation reached an agreement, subject to judicial approval, to settle the Class actions. The proposed settlement provides for payment of $333 million to the NationsBank Classes and $157 million to the BankAmerica Classes. The Court has preliminarily approved the settlement, has directed that notice of the settlement be given to the classes, and has scheduled a hearing on May 31, 2002 to determine whether to approve the settlement and dismiss the Class actions. The Corporation agreed to the proposed settlement without admitting liability. The proposed settlement will be paid from existing litigation reserves and insurance and will not have an impact on the Corporation's financial results. On March 15, 2002, the Missouri federal court dismissed the Opt-Out Action with prejudice following a settlement.

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

Item 2. Changes in As part of its share repurchase program, during the first Securities and Use quarter of 2002, the Corporation sold put options to
of Proceeds         purchase an aggregate of two million shares of Common Stock.
                    These put options were sold to an independent third party for an aggregate purchase price of $14 million. The put options have an exercise price of $61.86 per share and expiration dates in February 2003. The put option contracts allow the Corporation to determine the method of settlement.
                    Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

                    At March 31, 2002, the Corporation had four million put options outstanding with exercise prices ranging from $61.82 per share to $61.86 per share and expiration dates ranging from September 2002 to February 2003.

Item 6. Exhibits    a)   Exhibits
and Reports on           --------
Form 8-K            Exhibit 11 - Earnings Per Share Computation - included in
                                 Note Eight of the consolidated financial statements
                    Exhibit 12 - Ratio of Earnings to Fixed Charges and
                                 Preferred Dividends

                    b)   Reports on Form 8-K
                         -------------------

                    The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2002:

                    Current Report on Form 8-K dated and filed January 22, 2002, Items 5, 7 and 9.

                    Current Report on Form 8-K dated January 24, 2002 and filed January 31, 2002, Items 5 and 7.

                    Current Report on Form 8-K dated January 25, 2002 and filed January 31, 2002, Items 5 and 7.

                    Current Report on Form 8-K dated February 8, 2002 and filed February 11, 2002, Items 5 and 7.

--------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Bank of America Corporation
                                                   ---------------------------
                                                   Registrant


Date: May 15, 2002                                 /s/ Marc D. Oken
      ------------                                 -----------------------------
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

  12      Ratio of Earnings to Fixed Charges and Preferred Dividends