Form 10-Q
period 2002-06-30
BANK OF AMERICA CORP /DE/
filed 2002-08-14
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:	Exact name of registrant as specified in its charter:
1-6523	Bank of America Corporation

State of incorporation:	IRS Employer Identification Number:
Delaware	56-0906609

Address of principal executive offices:	Registrant’s telephone number, including area code:
Bank of America Corporate Center Charlotte, North Carolina 28255	(800) 299-2265

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑        No ☐

On July 31, 2002, there were 1,502,635,275 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

June 30, 2002 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2002	2001	2002	2001
Interest income
Interest and fees on loans and leases	$5,530	$7,227	$10,975	$14,912
Interest and dividends on securities	924	894	1,870	1,739
Federal funds sold and securities purchased under agreements to resell	270	405	485	840
Trading account assets	948	936	1,826	1,782
Other interest income	312	463	699	893

Total interest income	7,984	9,925	15,855	20,166

Interest expense
Deposits	1,384	2,363	2,728	5,076
Short-term borrowings	529	1,221	1,006	2,598
Trading account liabilities	344	312	629	602
Long-term debt	633	999	1,245	2,221

Total interest expense	2,890	4,895	5,608	10,497

Net interest income	5,094	5,030	10,247	9,669
Noninterest income
Consumer service charges	734	714	1,426	1,408
Corporate service charges	565	511	1,132	1,010

Total service charges	1,299	1,225	2,558	2,418

Consumer investment and brokerage services	420	399	801	778
Corporate investment and brokerage services	178	137	348	273

Total investment and brokerage services	598	536	1,149	1,051

Mortgage banking income	135	196	327	317
Investment banking income	464	455	805	801
Equity investment gains (losses)	(36)	171	(10)	318
Card income	620	601	1,196	1,174
Trading account profits(1)	263	376	608	1,075
Other income	138	181	288	367

Total noninterest income	3,481	3,741	6,921	7,521

Total revenue	8,575	8,771	17,168	17,190
Provision for credit losses	888	800	1,728	1,635
Gains (losses) on sales of securities	93	(7)	137	(15)
Noninterest expense
Personnel	2,386	2,534	4,832	4,935
Occupancy	441	428	873	861
Equipment	279	271	541	562
Marketing	170	174	340	351
Professional fees	122	141	213	267
Amortization of intangibles	55	223	110	446
Data processing	226	187	431	377
Telecommunications	123	128	242	247
Other general operating	688	735	1,402	1,429

Total noninterest expense	4,490	4,821	8,984	9,475

Income before income taxes	3,290	3,143	6,593	6,065
Income tax expense	1,069	1,120	2,193	2,172

Net income	$2,221	$2,023	$4,400	$3,893

Net income available to common shareholders	$2,220	$2,022	$4,398	$3,891

Per common share information
Earnings	$1.45	$1.26	$2.86	$2.42

Diluted earnings	$1.40	$1.24	$2.77	$2.39

Dividends	$0.60	$0.56	$1.20	$1.12

Average common shares issued and outstanding (in thousands)	1,533,783	1,601,537	1,538,600	1,605,193

(1)
Trading account profits for the six months ended June 30, 2001 included the $83 million, or $0.03 per share, transition adjustment loss resulting from the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) on January 1, 2001.

See accompanying notes to consolidated financial statements.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	June 30 2002	December 31 2001
Assets
Cash and cash equivalents	$21,309	$26,837
Time deposits placed and other short-term investments	6,307	5,932
Federal funds sold and securities purchased under agreements to resell (includes $35,167 and $27,910 pledged as collateral)	35,449	28,108
Trading account assets (includes $26,837 and $22,550 pledged as collateral)	63,466	47,344
Derivative assets	24,809	22,147
Securities:
Available-for-sale (includes $38,863 and $37,422 pledged as collateral)	82,143	84,450
Held-to-maturity, at cost (market value—$992 and $1,009)	1,020	1,049

Total securities	83,163	85,499

Loans and leases	340,394	329,153
Allowance for credit losses	(6,873)	(6,875)

Loans and leases, net of allowance for credit losses	333,521	322,278

Premises and equipment, net	6,755	6,414
Mortgage banking assets	3,404	3,886
Goodwill	10,950	10,854
Core deposits and other intangibles	1,184	1,294
Other assets	48,131	61,171

Total assets	$638,448	$621,764

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$101,163	$112,064
Interest-bearing	224,582	220,703
Deposits in foreign offices:
Noninterest-bearing	1,750	1,870
Interest-bearing	33,274	38,858

Total deposits	360,769	373,495

Federal funds purchased and securities sold under agreements to repurchase	56,678	47,727
Trading account liabilities	25,751	19,452
Derivative liabilities	17,800	14,868
Commercial paper	1,946	1,558
Other short-term borrowings	31,027	20,659
Accrued expenses and other liabilities	32,002	27,459
Long-term debt	59,181	62,496
Trust preferred securities	5,530	5,530

Total liabilities	590,684	573,244

Commitments and contingencies (Note Seven)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—1,411,750 and 1,514,478 shares	60	65
Common stock, $0.01 par value; authorized—5,000,000,000 shares; issued and outstanding—1,515,667,160 and 1,559,297,220 shares	1,499	5,076
Retained earnings	45,546	42,980
Accumulated other comprehensive income	660	437
Other	(1)	(38)

Total shareholders’ equity	47,764	48,520

Total liabilities and shareholders’ equity	$638,448	$621,764

See accompanying notes to consolidated financial statements.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Share- holders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2000	$72	1,613,632	$8,613	$39,815	$(746)	$(126)	$47,628
Net income				3,893			3,893	$3,893
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale and marketable equity securities					201		201	201
Net gains on derivatives					283		283	283

Comprehensive income								$4,377

Cash dividends:
Common				(1,797)			(1,797)
Preferred				(2)			(2)
Common stock issued under employee plans		16,718	598			37	635
Common stock repurchased		(29,400)	(1,600)				(1,600)
Conversion of preferred stock	(4)	176	4
Other			14	3		44	61

Balance, June 30, 2001	$68	1,601,126	$7,629	$41,912	$(262)	$(45)	$49,302

Balance, December 31, 2001	$65	1,559,297	$5,076	$42,980	$437	$(38)	$48,520
Net income				4,400			4,400	$4,400
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale and marketable equity securities					620		620	620
Net losses on derivatives					(397)		(397)	(397)

Comprehensive income								$4,623

Cash dividends:
Common				(1,844)			(1,844)
Preferred				(2)			(2)
Common stock issued under employee plans		38,612	1,979			9	1,988
Common stock repurchased		(82,422)	(5,679)				(5,679)
Conversion of preferred stock	(5)	173	5
Other		7	118	12		28	158

Balance, June 30, 2002	$60	1,515,667	$1,499	$45,546	$660	$(1)	$47,764

(1)
At June 30, 2002 and December 31, 2001, Accumulated Other Comprehensive Income (Loss) consisted of net unrealized gains (losses) on available-for-sale and marketable equity securities of $140 and $(480), respectively; foreign currency translation adjustments of $(171) at both periods and net gains on derivatives of $691 and $1,088, respectively.

See accompanying notes to consolidated financial statements.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
(Dollars in millions)	2002	2001
Operating activities
Net income	$4,400	$3,893
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,728	1,635
(Gains) losses on sales of securities	(137)	15
Depreciation and premises improvements amortization	440	429
Amortization of intangibles	110	446
Deferred income tax (benefit) expense	(35)	313
Net increase in trading and hedging instruments	(6,209)	(18,378)
Net (increase) decrease in other assets	10,087	(2,454)
Net increase (decrease) in accrued expenses and other liabilities	3,983	(553)
Other operating activities, net	2,945	372

Net cash provided by (used in) operating activities	17,312	(14,282)

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	(375)	996
Net increase in federal funds sold and securities purchased under agreements to resell	(7,341)	(262)
Proceeds from sales of available-for-sale securities	77,809	42,500
Proceeds from maturities of available-for-sale securities	12,200	3,049
Purchases of available-for-sale securities	(86,661)	(33,218)
Proceeds from maturities of held-to-maturity securities	29	22
Proceeds from sales and securitizations of loans and leases	11,603	7,705
Other changes in loans and leases, net	(21,719)	4,452
Purchases and originations of mortgage banking assets	(385)	(614)
Purchases of premises and equipment	(531)	(367)
Proceeds from sales of foreclosed properties	100	142
Acquisition of business activities	(110)	(417)

Net cash provided by (used in) investing activities	(15,381)	23,988

Financing activities
Net decrease in deposits	(12,726)	(758)
Net increase in federal funds purchased and securities sold under agreements to repurchase	8,951	2,778
Net increase (decrease) in commercial paper and other short-term borrowings	7,456	(6,760)
Proceeds from issuance of long-term debt and trust preferred securities	6,615	7,906
Retirement of long-term debt and trust preferred securities	(12,193)	(12,159)
Proceeds from issuance of common stock	1,988	635
Common stock repurchased	(5,679)	(1,600)
Cash dividends paid	(1,846)	(1,799)
Other financing activities, net	(11)	(11)

Net cash used in financing activities	(7,445)	(11,768)

Effect of exchange rate changes on cash and cash equivalents	(14)	(46)

Net decrease in cash and cash equivalents	(5,528)	(2,108)
Cash and cash equivalents at January 1	26,837	27,513

Cash and cash equivalents at June 30	$21,309	$25,405

Net loans and leases transferred from loans held for sale to the loan portfolio amounted to $3,003 and $2,932 for the six months ended June 30, 2002 and 2001, respectively.
Loans transferred to foreclosed properties amounted to $150 and $250 for the six months ended June 30, 2002 and 2001, respectively.
There were no loans and loans held for sale securitized and retained in the available-for-sale portfolio for the six months ended June 30, 2002. Loans and loans held for sale securitized and retained in the available-for-sale securities portfolio amounted to $734 for the six months ended June 30, 2001.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Bank of America Corporation (the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. Through its banking and nonbanking subsidiaries, the Corporation provides a diverse range of financial services and products throughout the U.S. and in selected international markets. At June 30, 2002, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and Bank of America, N.A. (USA).

Note One—Accounting Policies

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

Accounting policies followed in the presentation of financial results are detailed on pages 82 through 87 of the Corporation’s 2001 Annual Report. See Goodwill and Other Intangibles beginning on page 6 of the Corporation’s Form 10-Q for the three months ended March 31, 2002 for a discussion of changes in accounting for goodwill and other intangibles effective January 1, 2002.

Note Two—Trading Activities

Trading-Related Revenue

Trading account profits represent the net amount earned from the Corporation’s trading positions, which include trading account assets and liabilities as well as derivative positions and mortgage banking certificates. Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on interest-earning and interest-bearing trading positions or the related funding charge or benefit. Trading account profits and trading-related net interest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation’s trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, credit trading and equity securities, and derivative contracts in interest rates, equities, credit and commodities. Trading account profits for the six months ended June 30, 2001 included an $83 million transition adjustment net loss recorded as a result of the implementation of SFAS 133.
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Trading account profits—as reported	$263	$376	$608	$1,075
Trading-related net interest income	468	408	903	770

Total trading-related revenue	$731	$784	$1,511	$1,845

Trading-related revenue by product
Foreign exchange	$135	$135	$264	$282
Interest rate	232	223	490	379
Credit trading	224	143	460	502
Equities and equity derivatives	109	209	242	556
Commodities	31	74	55	126

Total trading-related revenue	$731	$784	$1,511	$1,845

Trading Account Assets and Liabilities

The fair values of the components of trading account assets and liabilities at June 30, 2002 and December 31, 2001 were:

(Dollars in millions)	June 30 2002	December 31 2001
Trading account assets
U.S. Government & Agency securities	$21,335	$15,009
Foreign sovereign debt	9,950	6,809
Corporate & other debt securities	12,530	11,596
Equity securities	3,859	2,976
Mortgage-backed securities	5,427	3,070
Other	10,365	7,884

Total	$63,466	$47,344

Trading account liabilities
U.S. Government & Agency securities	$12,744	$4,121
Foreign sovereign debt	3,151	3,096
Corporate & other debt securities	2,067	1,501
Equity securities	3,201	6,151
Other	4,588	4,583

Total	$25,751	$19,452

See Note Three below for additional information on derivative positions, including credit risk.

Note Three—Derivatives

Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a net gain position to the Corporation completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral. A detailed discussion of derivative trading and asset and liability management activities is presented in Note 5 of the consolidated financial statements on pages 91 to 93 of the Corporation’s 2001 Annual Report.

The following table presents the contract / notional and credit risk amounts at June 30, 2002 and December 31, 2001 of the Corporation’s derivative positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements. The Corporation held $11.4 billion of collateral on derivative positions, of which $5.5 billion was related to derivatives in a gain position at June 30, 2002.

Derivatives (1)

	June 30, 2002		December 31, 2001
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk
Interest rate contracts
Swaps	$5,897,466	$11,230	$5,267,608	$9,550
Futures and forwards	2,054,731	50	1,663,109	67
Written options	658,823	—	678,242	—
Purchased options	628,934	2,519	704,159	2,165
Foreign exchange contracts
Swaps	159,440	2,239	140,778	2,274
Spot, futures and forwards	735,726	2,969	654,026	2,496
Written options	71,267	—	57,963	—
Purchased options	69,245	499	55,050	496
Equity contracts
Swaps	15,349	778	14,504	562
Futures and forwards	82,589	19	46,970	44
Written options	26,524	—	21,009	—
Purchased options	29,728	2,240	28,902	2,511
Commodity contracts
Swaps	11,634	993	6,600	1,152
Futures and forwards	3,141	—	2,176	—
Written options	12,217	—	8,231	—
Purchased options	13,941	260	8,219	199
Credit derivatives	77,342	1,013	57,182	631

Net replacement cost		$24,809		$22,147

(1)	Includes both long and short derivative positions.

The average fair value of derivative assets for the six months ended June 30, 2002 and 2001 was $21.4 billion and $17.4 billion, respectively. The average fair value of derivative liabilities for the six months ended June 30, 2002 and 2001 was $14.0 billion and $18.9 billion, respectively.

Fair Value Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. For the six months ended June 30, 2002 and 2001, there were no significant gains or losses recognized which represented the ineffective portion and excluded component in assessing hedge effectiveness of fair value hedges.

Cash Flow Hedges

The Corporation also uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in cash flows of its variable-rate assets and liabilities and anticipated transactions. For the six months ended June 30, 2002 and 2001, there were no significant gains or losses recognized which represented the ineffective portion and excluded component in assessing hedge effectiveness of cash flow hedges. At June 30, 2002 and December 31, 2001, the Corporation has determined that there were no hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. Deferred net gains on derivative instruments of approximately $250 million included in accumulated other comprehensive income at June 30, 2002 are expected to be reclassified into earnings during the next twelve months. These net gains reclassified into earnings are expected to increase income or reduce expense on the hedged items.

Hedges of Net Investments in Foreign Operations

The Corporation uses forward exchange contracts, currency swaps and nonderivative instruments that provide an economic hedge on its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the six months ended June 30, 2002 and 2001, net pre-tax losses of $92 million and net pre-tax gains of $96 million, respectively, related to these derivatives and nonderivative instruments were recorded as a component of the foreign currency translation adjustment in other comprehensive income. These net losses and gains were largely offset by gains and losses in the Corporation’s net investments in foreign operations. For the six months ended June 30, 2002, the Corporation recognized in the Consolidated Statement of Income a net loss of $20 million (included in net interest income) which represented the excluded component in assessing effectiveness of hedges of net investments in foreign operations. For the same period in 2001, the Corporation had no excluded component of net investment hedges.

Note Four—Loans and Leases

Loans and leases at June 30, 2002 and December 31, 2001 were:

	June 30, 2002		December 31, 2001
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial—domestic	$108,042	31.7%	$118,205	35.9%
Commercial—foreign	21,675	6.4	23,039	7.0
Commercial real estate—domestic	20,940	6.2	22,271	6.8
Commercial real estate—foreign	404	0.1	383	0.1

Total commercial	151,061	44.4	163,898	49.8

Residential mortgage	102,773	30.2	78,203	23.8
Home equity lines	22,979	6.7	22,107	6.7
Direct/Indirect consumer	29,848	8.8	30,317	9.2
Consumer finance	10,535	3.1	12,652	3.9
Bankcard	21,155	6.2	19,884	6.0
Foreign consumer	2,043	0.6	2,092	0.6

Total consumer	189,333	55.6	165,255	50.2

Total loans and leases	$340,394	100.0%	$329,153	100.0%

The following table summarizes the changes in the allowance for credit losses for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Balance, beginning of period	$6,869	$6,900	$6,875	$6,838

Loans and leases charged off	(1,076)	(950)	(2,145)	(1,868)
Recoveries of loans and leases previously charged off	188	163	417	308

Net charge-offs	(888)	(787)	(1,728)	(1,560)

Provision for credit losses	888	800	1,728	1,635
Other, net	4	(2)	(2)	(2)

Balance, June 30	$6,873	$6,911	$6,873	$6,911

The following table presents the recorded investment in specific loans that were considered individually impaired at June 30, 2002 and December 31, 2001 in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114), as described in the Corporation’s 2001 Annual Report on pages 84 to 85:

(Dollars in millions)	June 30, 2002	December 31, 2001
Commercial—domestic	$2,642	$3,138
Commercial—foreign	990	501
Commercial real estate—domestic	195	240
Commercial real estate—foreign	3	—

Total impaired loans	$3,830	$3,879

At June 30, 2002 and December 31, 2001, nonperforming loans, including certain loans which were considered impaired, totaled $4.6 billion and $4.5 billion, respectively. Included in other assets was $221 million and $1.0 billion of loans held for sale which would have been classified as nonperforming had they been included in loans at June 30, 2002 and December 31, 2001, respectively. Foreclosed properties amounted to $297 million and $402 million at June 30, 2002 and December 31, 2001, respectively.

Note Five—Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), no goodwill amortization was recorded for the six months ended June 30, 2002. Goodwill amortization expense for the six months ended June 30, 2001 was $337 million. Net income for the six months ended June 30, 2001 was $3.9 billion or $2.42 per share ($2.39 per share diluted). Net income adjusted to exclude goodwill amortization expense would have been $4.2 billion or $2.62 per share ($2.58 per share diluted) for the six months ended June 30, 2001. The impact of goodwill amortization on net income for the six months ended June 30, 2001 was $314 million or $0.20 per share ($0.19 per share diluted).

Goodwill amortization expense for the three months ended June 30, 2001 was $169 million. Net income for the three months ended June 30, 2001 was $2.0 billion or $1.26 per share ($1.24 per share diluted). Net income adjusted to exclude goodwill amortization expense would have been $2.2 billion or $1.36 per share ($1.33 per share diluted) for the three months ended June 30, 2001. The impact of goodwill amortization on net income for the three months ended June 30, 2001 was $155 million or $0.10 per share ($0.09 per share diluted). See Goodwill and Other Intangibles beginning on page 6 of the Corporation’s Form 10-Q for the three months ended March 31, 2002 for a discussion of changes in accounting for goodwill and other intangibles effective January 1, 2002.

At June 30, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $2.2 billion and $1.0 billion, respectively. At December 31, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $2.2 billion and $931 million, respectively. Amortization expense on core deposits and other intangibles was $110 million and $109 million for the six months ended June 30, 2002 and 2001, respectively. The Corporation estimates that aggregate amortization expense will be $219 million for 2002, $216 million for 2003, $209 million for 2004, $203 million for 2005 and $201 million for 2006.

Note Six—Short-Term Borrowings, Long-Term Debt and Trust Preferred Securities

During the six months ended June 30, 2002, Bank of America Corporation (Parent Company only) issued $3.6 billion in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2005 to 2032. The $3.6 billion was converted from fixed rates ranging from 4.32 percent to 6.90 percent to floating rates through interest rate swaps at spreads ranging from 44 basis points below to 55 basis points over three-month London InterBank Offered Rate (LIBOR).

At June 30, 2002, Bank of America Corporation was authorized to issue approximately $7.5 billion of additional corporate debt and other securities under its existing shelf registration statements.

Bank of America Corporation has a 300 billion yen-denominated (approximately U.S. $3 billion at the time of filing) shelf registration in Japan to be used exclusively for primary offerings to non-United States residents. In addition, Bank of America Corporation allocated $2 billion of a joint Euro medium-term note program to be used exclusively for secondary offerings to non-United States residents for a shelf registration statement filed in Japan. Bank of America Corporation had $420 million outstanding under these programs at both June 30, 2002 and December 31, 2001, respectively.

Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $4.9 billion at June 30, 2002 compared to $2.5 billion at December 31, 2001. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased, are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $3.1 billion at June 30, 2002 compared to $4.5 billion at December 31, 2001. During 2002, Bank of America N.A. issued $1.6 billion senior long-term bank notes at fixed rates ranging from 2.00 percent to 3.66 percent to mature in 2003.

Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $25.0 billion of senior, or in the case of Bank of America Corporation, subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation’s notes outstanding under this program totaled $5.6 billion at June 30, 2002 compared to $6.3 billion at December 31, 2001. Bank of America, N.A.’s notes outstanding under this program totaled $1.3 billion at June 30, 2002 compared to $1.4 billion at December 31, 2001. At June 30, 2002, Bank of America Corporation and Bank of America, N.A. were authorized to issue approximately $9.4 billion and $8.7 billion, respectively. At June 30, 2002 and December 31, 2001, $796 million and $2.0 billion, respectively, were outstanding under the former BankAmerica Corporation Euro medium-term note program. No additional debt securities will be offered under that program.

At June 30, 2002 and December 31, 2001 Bank of America Oregon, N.A. maintained $6.0 billion in Federal Home Loan Bank advances from the Home Loan Bank in Seattle, Washington. At June 30, 2002 and December 31, 2001, Bank of America Georgia, N.A. maintained $2.8 billion and $2.3 billion, respectively, in Federal Home Loan Bank advances from the Home Loan Bank in Atlanta, Georgia.

During the six months ended June 30, 2002, BAC Capital Trust II, a wholly-owned grantor trust of Bank of America Corporation, issued $900 million of trust preferred securities. The annual dividend rate is seven percent and is paid quarterly on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 2002.

The Corporation redeemed the 7.84 percent Trust Originated Preferred Securities issued by NB Capital Trust I and the 7.75 percent Trust Originated Preferred Securities issued by BankAmerica Capital I on March 15, 2002. On the redemption date, NB Capital Trust I and Bank America Capital I had aggregate principal balances of $600 million and $300 million, respectively, and redemption prices of $25 per security plus accrued and unpaid distributions up to but excluding the redemption date of March 15, 2002.

Note Seven—Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and risk limitation reviews as those recorded on the balance sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. For each of these types of instruments, the Corporation’s maximum exposure to credit loss is represented by the contractual amount of these instruments. Many of the commitments are collateralized and most commercial commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent risk of loss or future cash requirements. The unfunded commitments shown below have been reduced by cash held by the Corporation and amounts participated to other financial institutions. The following table summarizes outstanding unfunded commitments to extend credit at June 30, 2002 and December 31, 2001:

(Dollars in millions)	June 30 2002	December 31 2001
Loan commitments	$217,521	$221,529
Standby letters of credit and financial guarantees	31,409	32,416
Commercial letters of credit	3,767	3,581

Legally binding commitments	$252,697	$257,526

Credit card commitments	$73,083	$73,644

Total	$325,780	$331,170

Legally binding commitments to extend credit generally have specified rates and maturities and are for specified purposes. Certain of these commitments have adverse change clauses which help to protect the Corporation against deterioration in the borrowers’ ability to pay. SBLCs and financial guarantees are issued to support the debt obligations of customers. If an SBLC or financial guarantee is drawn upon, the Corporation looks to its customer for payment. Commercial letters of credit, issued primarily to facilitate customer trade finance activities, are collateralized by the underlying goods being shipped to the customer and are generally short-term. Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually, and upon evaluation of the customers’ creditworthiness, the Corporation has the right to terminate or change the terms of the credit card lines.

The Corporation manages the credit risk on unfunded commitments by subjecting these commitments to the same credit approval and monitoring processes used for on-balance sheet loans. At June 30, 2002 and December 31, 2001, there were no unfunded commitments to any industry or foreign country greater than 10 percent of total unfunded commitments to extend credit.

Other Commitments

When-issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. Changes in market price between commitment date and issuance are reflected in trading account profits. At June 30, 2002, the Corporation had commitments to purchase and sell when-issued securities of $101.7 billion and $110.5 billion, respectively. At December 31, 2001, the Corporation had commitments to purchase and sell when-issued securities of $45.0 billion and $39.6 billion, respectively. The increase during the six months ended June 30, 2002 was primarily attributable to an increase in agency mortgage-backed securities activity resulting from higher volumes of refinancings in the lower interest rate environment.

At June 30, 2002, the Corporation had forward whole loan purchase commitments of $2.2 billion. These commitments were settled in July 2002.

Litigation

For information on litigation see Part II, Item 1 beginning on page 62.

Note Eight—Shareholders’ Equity and Earnings Per Common Share

Pre-tax gains recorded in other comprehensive income were $1.3 billion and $778 million for the six months ended June 30, 2002 and 2001, respectively. Pre-tax reclassification adjustments to net income of $310 million and $155 million were recorded for the six months ended June 30, 2002 and 2001, respectively. The related income tax expense was $727 million and $139 million for the six months ended June 30, 2002 and 2001, respectively.

The Corporation sells put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. The put options give the holders the right to sell shares of the Corporation’s common stock to the Corporation on certain dates at specified prices. The put option contracts allow the Corporation to determine the method of settlement, and the premiums received are reflected as a component of other shareholders’ equity. At June 30, 2002, there were six million put options outstanding with exercise prices ranging from $61.82 per share to $70.72 per share, which expire from September 2002 to March 2003. The closing market price of the Corporation’s common stock at June 30, 2002 was $70.36 per share. At December 31, 2001, there were two million put options outstanding with exercise prices ranging from $61.82 per share to $61.84 per share, all of which expire in September 2002.

The calculation of earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2002 and 2001 is presented below:
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2002	2001	2002	2001
Earnings per common share
Net income	$2,221	$2,023	$4,400	$3,893
Preferred stock dividends	(1)	(1)	(2)	(2)

Net income available to common shareholders	$2,220	$2,022	$4,398	$3,891

Average common shares issued and outstanding	1,533,783	1,601,537	1,538,600	1,605,193

Earnings per common share	$1.45	$1.26	$2.86	$2.42

Diluted earnings per common share
Net income available to common shareholders	$2,220	$2,022	$4,398	$3,891
Preferred stock dividends	1	1	2	2

Net income available to common shareholders and assumed conversions	$2,221	$2,023	$4,400	$3,893

Average common shares issued and outstanding	1,533,783	1,601,537	1,538,600	1,605,193

Incremental shares from assumed conversions:
Convertible preferred stock	2,394	2,708	2,446	2,746
Stock options	56,073	28,719	45,790	23,953

Dilutive potential common shares (1)	58,467	31,427	48,236	26,699

Total diluted average common shares issued and outstanding	1,592,250	1,632,964	1,586,836	1,631,892

Diluted earnings per common share	$1.40	$1.24	$2.77	$2.39

(1)
For the three months and six months ended June 30, 2002, average options to purchase 18 million and 23 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive. For the three months and six months ended June 30, 2001, average options to purchase 86 million and 88 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.

Note Nine—Business Segment Information

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

Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers investment, fiduciary and comprehensive credit expertise; asset management services to institutional clients, high-net-worth individuals and retail customers; and investment, securities and financial planning services to affluent and high-net-worth individuals. Global Corporate and Investment Banking provides capital raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading as well as traditional bank deposit and loan products, cash management and payment services to large corporations and institutional clients. Equity Investments includes Principal Investing which makes both direct and indirect equity investments in a wide variety of companies at all stages of the business cycle. Equity Investments also includes the Corporation’s strategic technology and alliances investment portfolio.

Corporate Other consists primarily of gains and losses associated with managing the balance sheet of the Corporation, certain consumer finance and commercial lending businesses being liquidated and certain residential mortgages originated by the mortgage group or otherwise acquired and held for asset/liability management purposes.

The following table includes results of operations and average total assets for the three months and six months ended June 30, 2002 and 2001, and goodwill balances at June 30, 2002 and December 31, 2001, for each business segment. Certain prior period amounts have been reclassified between segments to conform to the current period presentation.

Business Segments

	For the three months ended June 30
	Total Corporation		Consumer and Commercial Banking (1)		Asset Management (1)
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income (2)	$5,262	$5,117	$3,511	$3,288	$184	$181
Noninterest income	3,481	3,741	2,016	1,924	440	450

Total revenue	8,743	8,858	5,527	5,212	624	631
Provision for credit losses	888	800	449	329	144	63
Gains (losses) on sales of securities	93	(7)	6	1	—	—
Amortization of intangibles (3)	55	223	44	159	2	14
Other noninterest expense	4,435	4,598	2,743	2,687	372	380

Income before income taxes	3,458	3,230	2,297	2,038	106	174
Income tax expense	1,237	1,207	854	797	34	61

Net income	$2,221	$2,023	$1,443	$1,241	$72	$113

Average total assets	$646,599	$655,557	$302,324	$289,223	$25,504	$26,849

	For the three months ended June 30
	Global Corporate and Investment Banking (1)		Equity Investments (1)		Corporate Other
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income (2)	$1,232	$1,184	$(39)	$(32)	$374	$496
Noninterest income	1,127	1,262	(39)	110	(63)	(5)

Total revenue	2,359	2,446	(78)	78	311	491
Provision for credit losses	216	255	—	—	79	153
Gains (losses) on sales of securities	(18)	(12)	—	—	105	4
Amortization of intangibles (3)	8	36	—	3	1	11
Other noninterest expense	1,264	1,407	9	19	47	105

Income before income taxes	853	736	(87)	56	289	226
Income tax expense	293	264	(34)	20	90	65

Net income	$560	$472	$(53)	$36	$199	$161

Average total assets	$238,227	$236,090	$6,164	$6,510	$74,380	$96,885

Business Segments (continued)
	For the six months ended June 30
	Total Corporation		Consumer and Commercial Banking (1)		Asset Management (1)
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income (2)	$10,509	$9,838	$7,013	$6,387	$372	$352
Noninterest income (4)	6,921	7,521	3,989	3,809	853	888

Total revenue	17,430	17,359	11,002	10,196	1,225	1,240
Provision for credit losses	1,728	1,635	876	656	170	71
Gains (losses) on sales of securities	137	(15)	31	1	—	—
Amortization of intangibles (3)	110	446	88	317	3	28
Other noninterest expense	8,874	9,029	5,494	5,268	727	761

Income before income taxes	6,855	6,234	4,575	3,956	325	380
Income tax expense	2,455	2,341	1,715	1,549	112	139

Net income	$4,400	$3,893	$2,860	$2,407	$213	$241

Average total assets	$642,163	$652,147	$300,808	$286,373	$25,805	$26,717

Goodwill, beginning balance	$10,854		$7,726		$943

Goodwill, ending balance	$10,950		$7,726		$1,053

	For the six months ended June 30
	Global Corporate and Investment Banking (1)		Equity Investments (1)		Corporate Other
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income (2)	$2,458	$2,232	$(79)	$(73)	$745	$940
Noninterest income (4)	2,238	2,677	(23)	253	(136)	(106)

Total revenue	4,696	4,909	(102)	180	609	834
Provision for credit losses	480	502	—	—	202	406
Gains (losses) on sales of securities	(42)	(21)	—	—	148	5
Amortization of intangibles (3)	16	71	1	5	2	25
Other noninterest expense	2,535	2,712	36	67	82	221

Income before income taxes	1,623	1,603	(139)	108	471	187
Income tax expense	558	573	(54)	39	124	41

Net income	$1,065	$1,030	$(85)	$69	$347	$146

Average total assets	$234,939	$235,025	$6,161	$6,614	$74,450	$97,418

Goodwill, beginning balance	$2,051		$134

Goodwill, ending balance	$2,037		$134

(1)	There were no material intersegment revenues among the segments.
(2)	Net interest income is presented on a taxable-equivalent basis.
(3)	The Corporation adopted SFAS 142 on January 1, 2002. Accordingly, no goodwill amortization was recorded in 2002.
(4)
Noninterest income included the $83 million SFAS 133 transition adjustment net loss which was recorded in trading account profits for the six months ended June 30, 2001. The components of the transition adjustment by segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.

A reconciliation of the four business segments’ net income to consolidated net income follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Segments’ net income	$2,022	$1,862	$4,053	$3,747
Adjustments, net of taxes:
Earnings associated with unassigned capital	111	61	206	112
Asset/liability management mortgage portfolio	43	64	109	135
Liquidating businesses	10	36	21	34
SFAS 133 transition adjustment net loss	—	—	—	(68)
Provision for credit losses in excess of net charge-offs	—	(8)	—	(49)
Gains on sales of securities	71	3	99	3
Other	(36)	5	(88)	(21)

Consolidated net income	$2,221	$2,023	$4,400	$3,893

The adjustments presented in the table above include consolidated income and expense amounts not specifically allocated to individual business segments.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report on Form 10-Q contains certain forward-looking statements that are subject to risks and uncertainties and include information about possible or assumed future results of operations. Many possible events or factors could affect the future financial results and performance of Bank of America Corporation (the Corporation). This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers of the Corporation’s Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report, as well as those discussed in the Corporation’s 2001 Annual Report. These statements are representative only on the date hereof, and the Corporation undertakes no obligation to update any forward-looking statements made.

The possible events or factors include the following: the Corporation’s loan growth is dependent on general economic conditions as well as various discretionary factors such as decisions to securitize, sell or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The level of nonperforming assets, charge-offs and provision expense can be affected by local, regional and international economic and market conditions, including the concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management’s judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics. The Corporation is also exposed to potential litigation liabilities, including costs, expenses, settlements and judgments, that may adversely affect the Corporation. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation’s results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the Internet; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation; and management’s ability to manage these and other risks.

Overview

The Corporation is a Delaware corporation, a bank holding company and a financial holding company and is headquartered in Charlotte, North Carolina. The Corporation operates in 21 states and the District of Columbia and has offices located in 34 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. At June 30, 2002, the Corporation had $638 billion in assets and approximately 135,000 full-time equivalent employees. Refer to Table One for selected financial data for the three months and six months ended June 30, 2002 and 2001.

Key performance highlights for the six months ended June 30, 2002 compared to the same period in 2001:

•
Net income totaled $4.4 billion, or $2.77 per common share (diluted), compared to $3.9 billion, or $2.39 per common share (diluted). The return on average common shareholders’ equity was 18.55 percent. Shareholder value added (SVA) increased 13 percent to $1.7 billion. As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Corporation no longer amortizes goodwill. Excluding goodwill amortization in 2001, net income and earnings per share would have been $4.2 billion and $2.58 per common share (diluted). Net income for the three months ended June 30, 2002 totaled $2.2 billion, or $1.40 per common share (diluted), compared to $2.0 billion, or $1.24 per common share (diluted) for the three months ended June 30, 2001. The return on average common shareholders’ equity was 18.47 percent. SVA increased five percent to $834 million for the three months ended June 30, 2002. Excluding goodwill amortization for the three months ended June 30, 2001, net income and earnings per share would have been $2.2 billion, or $1.33 per common share (diluted).

•	Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. Total revenue was $17.4 billion, an increase of $71 million.

•
Net interest income increased $671 million to $10.5 billion. The increase was primarily due to changes in interest rates, the effect of portfolio repositioning, higher levels of core funding, losses associated with auto lease financing in 2001 and the margin impact of higher trading-related activities, partially offset by the securitization of the subprime real estate loan portfolio and reduced commercial loan levels. Average core deposits grew to $323.9 billion, a $22.3 billion increase. The net interest yield was 3.80 percent, a 30 basis point increase.

•
Noninterest income was $6.9 billion, a $600 million decrease. This decrease was primarily due to sharp declines in trading account profits and equity investment gains, partially offset by increases in service charges and investment and brokerage services.

•
The provision for credit losses increased $93 million to $1.7 billion. Net charge-offs were $1.7 billion, or 1.05 percent of average loans and leases, an increase of 23 basis points. The increase in net charge-offs of $168 million was primarily due to increases in bankcard and commercial – foreign net charge-offs, which were partially offset by a decrease in consumer finance net charge-offs and a decrease in commercial – domestic net charge-offs.

•
Nonperforming assets were $4.9 billion, or 1.45 percent of loans, leases and foreclosed properties at June 30, 2002, a $31 million increase from December 31, 2001. Nonperforming assets continued to be affected by the weakened economic environment. Nonperforming assets declined $1.3 billion from a year ago, primarily due to the exit of the subprime real estate lending business. The allowance for credit losses totaled $6.9 billion, or 2.02 percent of total loans and leases, at June 30, 2002 and remained flat compared to December 31, 2001.

•
Noninterest expense was $9.0 billion, compared to $9.5 billion in 2001. Excluding goodwill amortization of $337 million in 2001, noninterest expense would have declined $154 million, or two percent, in 2002 compared to the prior year, primarily due to lower personnel expense and professional fees, partially offset by increased data processing expense.

Table One

Selected Financial Data(1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2002	2001	2002	2001
Income statement
Net interest income	$5,094	$5,030	$10,247	$9,669
Net interest income (taxable-equivalent basis)	5,262	5,117	10,509	9,838
Noninterest income	3,481	3,741	6,921	7,521
Total revenue	8,575	8,771	17,168	17,190
Total revenue (taxable-equivalent basis)	8,743	8,858	17,430	17,359
Provision for credit losses	888	800	1,728	1,635
Gains (losses) on sales of securities	93	(7)	137	(15)
Noninterest expense	4,490	4,821	8,984	9,475
Income before income taxes	3,290	3,143	6,593	6,065
Income tax expense	1,069	1,120	2,193	2,172
Net income	2,221	2,023	4,400	3,893
Average common shares issued and outstanding (in thousands)	1,533,783	1,601,537	1,538,600	1,605,193
Average diluted common shares issued and outstanding (in thousands)	1,592,250	1,632,964	1,586,836	1,631,892

Performance ratios
Shareholder value added	$834	$791	$1,666	$1,470
Return on average assets	1.38%	1.24%	1.38%	1.20%
Return on average common shareholders’ equity	18.47	16.67	18.55	16.27
Total equity to total assets (period-end)	7.48	7.88	7.48	7.88
Total average equity to total average assets	7.47	7.43	7.45	7.40
Efficiency ratio	51.34	54.44	51.54	54.58
Net interest yield	3.75	3.61	3.80	3.50
Dividend payout ratio	41.40	44.35	41.93	46.17

Per common share data
Earnings	$1.45	$1.26	$2.86	$2.42
Diluted earnings	1.40	1.24	2.77	2.39
Cash dividends paid	0.60	0.56	1.20	1.12
Book value	31.47	30.75	31.47	30.75

Average balance sheet
Total loans and leases	$335,684	$383,500	$331,765	$385,683
Total assets	646,599	655,557	642,163	652,147
Core deposits	325,994	305,420	323,879	301,544
Total deposits	365,986	363,348	365,198	359,504
Common shareholders’ equity	48,213	48,640	47,805	48,219
Total shareholders’ equity	48,274	48,709	47,867	48,290

Risk-based capital ratios (period-end)
Tier 1 capital	8.09%	7.90%	8.09%	7.90%
Total capital	12.42	12.09	12.42	12.09
Leverage ratio	6.47	6.50	6.47	6.50

Market price per share of common stock
Closing	$70.36	$60.03	$70.36	$60.03
High	77.08	62.18	77.08	62.18
Low	66.82	48.65	57.51	45.00

(1)
As a result of the adoption of SFAS 142 on January 1, 2002, the Corporation no longer amortizes goodwill. Goodwill amortization expense for the three months and six months ended June 30, 2001 was $169 million and $337 million, respectively. Excluding goodwill amortization in 2001, net income and earnings per share would have been $2,178 and $1.33 per share (diluted), respectively, for the three months ended June 30, 2001 and $4,207 and $2.58 per share (diluted), respectively, for the six months ended June 30, 2001.

Summary of Significant Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. The Corporation’s significant accounting policies are discussed in detail in Note One of the consolidated financial statements on pages 82 to 87 of the Corporation’s 2001 Annual Report. For a complete discussion of the more judgmental and complex accounting policies of the Corporation, see Summary of Significant Accounting Policies on page 36 of the Corporation’s 2001 Annual Report.

Results of Operations

Net Interest Income

An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheet for the most recent five quarters and for the six months ended June 30, 2002 and 2001 is presented in Tables Three and Four, respectively.

As reported, net interest income on a taxable-equivalent basis increased $671 million for the six months ended June 30, 2002, compared to the same period in 2001. Management also reviews “core net interest income,” which adjusts reported net interest income for the impact of trading-related activities and loans originated by the Corporation and sold into revolving securitizations (which consist primarily of bankcard receivables) which will return to the balance sheet at the end of the securitization. For purposes of internal analysis, management combines trading-related net interest income with trading account profits, as discussed in the Global Corporate and Investment Banking business segment discussion beginning on page 36, as trading strategies are evaluated based on total revenue. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as the Corporation takes on the role of servicer and records servicing income and gains or losses on securitizations, where appropriate.

Table Two below provides a reconciliation of net interest income on a taxable-equivalent basis presented in Tables Three and Four to core net interest income for the three months and six months ended June 30, 2002 and 2001:

Table Two

Net Interest Income

	Three Months Ended June 30		Increase/ (Decrease)		Six Months Ended June 30		Increase/ (Decrease)
(Dollars in millions)	2002	2001			2002	2001
Net interest income
As reported (1)	$5,262	$5,117	2.8%		$10,509	$9,838	6.8%
Less: Trading-related net interest income	(468)	(408)			(903)	(770)
Add: Impact of revolving securitizations	143	178			300	357

Core net interest income	$4,937	$4,887	1.0%		$9,906	$9,425	5.1%

Average earning assets
As reported	$562,192	$567,628	(1.0)%		$555,688	$564,544	(1.6)%
Less: Trading-related earning assets	(124,748)	(102,156)			(119,100)	(99,323)
Add: Impact of revolving securitizations	6,537	10,498			7,494	10,602

Core average earning assets	$443,981	$475,970	(6.7)%		$444,082	$475,823	(6.7)%

Net interest yield on earning assets (1,2)
As reported	3.75%	3.61%	14	bp	3.80%	3.50%	30	bp
Add: Impact of trading-related activities	0.65	0.44	21		0.62	0.42	20
Add: Impact of revolving securitizations	0.06	0.06	—		0.06	0.06	—

Core net interest yield on earning assets	4.46%	4.11%	35	bp	4.48%	3.98%	50	bp

(1)	Net interest income is presented on a taxable-equivalent basis.
(2)	bp denotes basis points; 100 bp equals 1%.

Core net interest income on a taxable-equivalent basis increased $481 million for the six months ended June 30, 2002. This increase was driven by changes in interest rates, the effect of portfolio repositioning, higher levels of core funding and the losses associated with auto lease financing in 2001, partially offset by the securitization of the subprime real estate loans and reduced commercial loan levels. The higher levels of core funding reflected a $22.3 billion, or seven percent, increase in average core deposits.

Core average earning assets decreased $31.7 billion for the six months ended June 30, 2002, as a result of exiting unprofitable commercial loan relationships partially offset by repositioning of the securities portfolio. Average managed commercial loans decreased 20 percent for the six months ended June 30, 2002 reflecting continuing efforts to reduce corporate loan levels and exit less profitable relationships. Average managed consumer loans decreased nine percent for the six months ended June 30, 2002 due to the exit of the subprime real estate business. The subprime real estate loan portfolio was transferred to loans held for sale and subsequently securitized by the Corporation. This securitization was the primary driver of the increase in average securities.

The core net interest yield increased 50 basis points for the six months ended June 30, 2002, mainly due to the effects of changes in interest rates and portfolio repositioning, higher levels of core funding and exiting less profitable commercial loan relationships, partially offset by the securitization of subprime real estate loans.

Table Three

Quarterly Average Balances and Interest Rates—Taxable-Equivalent Basis

	Second Quarter 2002			First Quarter 2002
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,673	$63	2.37%	$10,242	$61	2.43%
Federal funds sold and securities purchased under agreements to resell	48,426	270	2.23	44,682	215	1.94
Trading account assets	78,113	961	4.93	70,613	888	5.06
Securities (1)	67,291	939	5.59	73,542	963	5.24
Loans and leases (2):
Commercial—domestic	111,522	1,887	6.78	116,160	1,978	6.90
Commercial—foreign	21,454	212	3.97	21,917	226	4.17
Commercial real estate—domestic	21,486	258	4.83	22,251	275	5.01
Commercial real estate—foreign	393	5	5.14	389	4	4.00

Total commercial	154,855	2,362	6.12	160,717	2,483	6.26

Residential mortgage	94,726	1,602	6.77	81,104	1,389	6.88
Home equity lines	22,579	305	5.41	22,010	294	5.42
Direct/Indirect consumer	30,021	542	7.25	30,360	550	7.34
Consumer finance	11,053	226	8.20	12,134	255	8.46
Bankcard	20,402	510	10.01	19,383	490	10.26
Foreign consumer	2,048	19	3.71	2,093	19	3.71

Total consumer	180,829	3,204	7.10	167,084	2,997	7.24

Total loans and leases	335,684	5,566	6.65	327,801	5,480	6.76

Other earning assets	22,005	353	6.42	22,231	358	6.52

Total earning assets (3)	562,192	8,152	5.81	549,111	7,965	5.86

Cash and cash equivalents	21,200			22,037
Other assets, less allowance for credit losses	63,207			66,530

Total assets	$646,599			$637,678

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$21,841	$34	0.64%	$20,716	$33	0.64%
NOW and money market deposit accounts	129,856	346	1.07	127,218	335	1.07
Consumer CDs and IRAs	68,015	764	4.51	69,359	730	4.27
Negotiable CDs, public funds and other time deposits	4,635	30	2.43	4,671	32	2.82

Total domestic interest-bearing deposits	224,347	1,174	2.10	221,964	1,130	2.06

Foreign interest-bearing deposits (4):
Banks located in foreign countries	14,048	108	3.10	15,464	107	2.79
Governments and official institutions	2,449	12	1.89	2,904	14	1.96
Time, savings and other	18,860	90	1.91	19,620	93	1.93

Total foreign interest-bearing deposits	35,357	210	2.38	37,988	214	2.29

Total interest-bearing deposits	259,704	1,384	2.14	259,952	1,344	2.10

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	97,579	529	2.17	86,870	477	2.23
Trading account liabilities	31,841	344	4.34	31,066	285	3.72
Long-term debt and trust preferred securities	65,940	633	3.84	67,694	612	3.62

Total interest-bearing liabilities (3)	455,064	2,890	2.55	445,582	2,718	2.47

Noninterest-bearing sources:
Noninterest-bearing deposits	106,282			104,451
Other liabilities	36,979			40,189
Shareholders’ equity	48,274			47,456

Total liabilities and shareholders’ equity	$646,599			$637,678

Net interest spread			3.26			3.39
Impact of noninterest-bearing sources			0.49			0.46

Net interest income/yield on earning assets		$5,262	3.75%		$5,247	3.85%

(1)	The average balance and yield on securities are based on the average of historical amortized cost balances.
(2)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3)
Interest income also includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $509 and $560 in the second and first quarters of 2002 and $473, $284 and $194 in the fourth, third and second quarters of 2001, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which (increased) decreased interest expense on the underlying liabilities $(65) and $55 in the second and first quarters of 2002 and $(40), $31 and $49 in the fourth, third and second quarters of 2001, respectively. These amounts were substantially offset by corresponding decreases or increases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Asset and Liability Management Activities” beginning on page 57.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Fourth Quarter 2001			Third Quarter 2001			Second Quarter 2001
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
$7,255	$64	3.47%	$5,881	$71	4.84%	$7,085	$81	4.58%

38,825	253	2.60	36,133	321	3.54	33,859	405	4.79
67,535	920	5.43	68,258	937	5.46	67,311	944	5.62
71,454	1,090	6.10	58,930	902	6.12	55,719	909	6.53

121,399	2,138	6.99	129,673	2,343	7.17	139,096	2,585	7.45
23,789	278	4.63	25,267	353	5.54	27,449	421	6.14
23,051	316	5.45	24,132	395	6.50	25,293	459	7.28
375	4	4.49	366	5	5.78	352	5	6.64

168,614	2,736	6.44	179,438	3,096	6.85	192,190	3,470	7.24

78,366	1,385	7.05	80,526	1,457	7.22	84,346	1,546	7.34
22,227	340	6.07	22,115	394	7.06	21,958	424	7.75
30,363	583	7.61	30,670	607	7.85	30,352	637	8.42
13,035	296	9.04	25,169	505	8.00	36,608	707	7.72
18,656	498	10.58	17,632	493	11.11	15,755	445	11.32
2,093	21	4.02	2,176	28	5.28	2,291	35	6.20

164,740	3,123	7.54	178,288	3,484	7.78	191,310	3,794	7.94

333,354	5,859	6.99	357,726	6,580	7.31	383,500	7,264	7.59

36,782	707	7.67	30,180	597	7.89	20,154	409	8.11

555,205	8,893	6.37	557,108	9,408	6.72	567,628	10,012	7.07

23,182			20,753			23,232
73,410			64,323			64,697

$651,797			$642,184			$655,557

$20,132	$42	0.83%	$20,076	$53	1.04%	$20,222	$57	1.14%
121,758	426	1.39	116,638	588	2.00	113,031	676	2.40
71,895	898	4.96	73,465	918	4.95	74,777	969	5.20
5,196	44	3.39	5,085	57	4.44	6,005	81	5.37

218,981	1,410	2.56	215,264	1,616	2.98	214,035	1,783	3.34

20,771	170	3.22	24,097	257	4.22	24,395	294	4.82
2,965	20	2.74	3,533	35	3.90	3,983	45	4.53
21,858	113	2.06	23,847	189	3.16	23,545	241	4.13

45,594	303	2.63	51,477	481	3.71	51,923	580	4.49

264,575	1,713	2.57	266,741	2,097	3.12	265,958	2,363	3.57

87,291	700	3.18	89,042	869	3.87	98,898	1,221	4.95
29,921	268	3.55	30,913	285	3.66	30,710	312	4.07
68,141	707	4.15	67,267	867	5.15	69,416	999	5.76

449,928	3,388	2.99	453,963	4,118	3.61	464,982	4,895	4.22

103,596			96,587			97,390
49,357			42,432			44,476
48,916			49,202			48,709

$651,797			$642,184			$655,557

		3.38			3.11			2.85
		0.57			0.67			0.76

	$5,505	3.95%		$5,290	3.78%		$5,117	3.61%

Table Four

Average Balances and Interest Rates—Taxable-Equivalent Basis

	Six Months Ended June 30
	2002			2001
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,459	$124	2.40%	$6,881	$183	5.35%
Federal funds sold and securities purchased under agreements to resell	46,564	485	2.09	32,886	840	5.13
Trading account assets	74,384	1,849	4.99	64,914	1,796	5.56
Securities (1)	70,399	1,902	5.41	55,472	1,769	6.39
Loans and leases (2):
Commercial—domestic	113,829	3,865	6.84	141,735	5,398	7.68
Commercial—foreign	21,684	438	4.07	28,489	935	6.61
Commercial real estate—domestic	21,866	533	4.92	25,639	989	7.78
Commercial real estate—foreign	391	9	4.57	326	12	7.18

Total commercial	157,770	4,845	6.19	196,189	7,334	7.54

Residential mortgage	87,953	2,991	6.82	83,533	3,078	7.38
Home equity lines	22,296	599	5.42	21,852	891	8.22
Direct/Indirect consumer	30,191	1,092	7.30	30,228	1,276	8.51
Consumer finance	11,590	481	8.34	36,458	1,440	7.91
Bankcard	19,895	1,000	10.13	15,113	888	11.84
Foreign consumer	2,070	38	3.71	2,310	79	6.87

Total consumer	173,995	6,201	7.17	189,494	7,652	8.11

Total loans and leases	331,765	11,046	6.70	385,683	14,986	7.82

Other earning assets	22,117	711	6.47	18,708	761	8.19

Total earning assets (3)	555,688	16,117	5.83	564,544	20,335	7.24

Cash and cash equivalents	21,616			23,127
Other assets, less allowance for credit losses	64,859			64,476

Total assets	$642,163			$652,147

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$21,281	67	0.64	$20,314	118	1.18
NOW and money market deposit accounts	128,544	681	1.07	110,039	1,484	2.72
Consumer CDs and IRAs	68,683	1,494	4.39	76,267	2,037	5.39
Negotiated CDs, public funds and other time deposits	4,654	62	2.63	6,567	189	5.80

Total domestic interest-bearing deposits	223,162	2,304	2.08	213,187	3,828	3.62

Foreign interest-bearing deposits (4):
Banks located in foreign countries	14,752	215	2.94	24,377	626	5.18
Governments and official institutions	2,675	26	1.93	3,988	97	4.90
Time, savings and other	19,238	183	1.92	23,028	525	4.61

Total foreign interest-bearing deposits	36,665	424	2.33	51,393	1,248	4.90

Total interest-bearing deposits	259,827	2,728	2.12	264,580	5,076	3.87

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	92,255	1,006	2.20	96,856	2,598	5.41
Trading account liabilities	31,455	629	4.03	29,565	602	4.10
Long-term debt and trust preferred securities	66,812	1,245	3.73	71,572	2,221	6.21

Total interest-bearing liabilities (3)	450,349	5,608	2.51	462,573	10,497	4.57

Noninterest-bearing sources:
Noninterest-bearing deposits	105,371			94,924
Other liabilities	38,576			46,360
Shareholders’ equity	47,867			48,290

Total liabilities and shareholders’ equity	$642,163			$652,147

Net interest spread			3.32			2.67
Impact of noninterest-bearing sources			0.48			0.83

Net interest income/yield on earning assets		$10,509	3.80%		$9,838	3.50%

(1)	The average balance and yield on securities are based on the average of historical amortized cost balances.
(2)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3)
Interest income also includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $1,069 and $221 in the six months ended June 30, 2002 and 2001, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which (increased) decreased interest expense on the underlying liabilities $(10) and $72 in the six months ended June 30, 2002 and 2001, respectively. These amounts were substantially offset by corresponding decreases or increases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Asset and Liability Management Activities” beginning on page xx.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Noninterest Income

As presented in Table Five, noninterest income decreased $260 million to $3.5 billion and decreased $600 million to $6.9 billion for the three months and six months ended June 30, 2002, respectively, from the comparable 2001 periods. The decrease in noninterest income for the six months ended June 30, 2002 reflected sharp declines in trading account profits and equity investment gains partially offset by increases in service charges and investment and brokerage services.

Table Five

Noninterest Income

	Three Months Ended June 30		Increase/(Decrease)		Six Months Ended June 30		Increase/(Decrease)
(Dollars in millions)	2002	2001	Amount	Percent	2002	2001	Amount	Percent
Consumer service charges	$734	$714	$20	2.8%	$1,426	$1,408	$18	1.3%
Corporate service charges	565	511	54	10.6	1,132	1,010	122	12.1

Total service charges	1,299	1,225	74	6.0	2,558	2,418	140	5.8

Consumer investment and brokerage services	420	399	21	5.3	801	778	23	3.0
Corporate investment and brokerage services	178	137	41	29.9	348	273	75	27.5

Total investment and brokerage services	598	536	62	11.6	1,149	1,051	98	9.3

Mortgage banking income	135	196	(61)	(31.1)	327	317	10	3.2
Investment banking income	464	455	9	2.0	805	801	4	0.5
Equity investment gains (losses)	(36)	171	(207)	(121.1)	(10)	318	(328)	(103.1)
Card income	620	601	19	3.2	1,196	1,174	22	1.9
Trading account profits (1)	263	376	(113)	(30.1)	608	1,075	(467)	(43.4)
Other income	138	181	(43)	(23.8)	288	367	(79)	(21.5)

Total	$3,481	$3,741	$(260)	(7.0)%	$6,921	$7,521	$(600)	(8.0)%

(1)	Trading account profits for the six months ended June 30, 2001 included the $83 million SFAS 133 transition adjustment net loss.

•
Service charges increased for the six months ended June 30, 2002, primarily due to an increase in corporate service charges. Corporate service charges increased as corporate customers chose to pay higher fees rather than maintain excess deposit balances in the lower rate environment. Consumer service charges increased slightly as increased customer account charges were partially offset by the impact of new and existing customers choosing accounts with lower or no service charges.

•
Investment and brokerage services increased primarily due to an increase in corporate investment and brokerage services, which was attributable to higher brokerage income and asset management fees. Consumer investment and brokerage services also increased slightly due to higher brokerage income.

•
The increase in mortgage banking income for the six months ended June 30, 2002 was primarily due to an increase in net production income driven by higher sales volumes, partially offset by declines due to portfolio run-off. Mortgage banking income for the three months ended June 30, 2002 declined 31 percent compared to the three months ended June 30, 2001. This decrease was primarily due to lower production, compressed margins and lower servicing volumes.

•
Investment banking income for the six months ended June 30, 2002 reflects increases in advisory services and securities underwriting that were partially offset by declines in other investment banking income and syndications. For additional discussion of investment banking income, see the Global Corporate and Investment Banking business segment discussion beginning on page 36.

•
Equity investment gains decreased as a result of weakness in equity markets as well as a $140 million gain in the strategic investments portfolio in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network.

•
Card income increased as an increase in debit card income was partially offset by a decline in credit card income. The $66 million increase in debit card income was driven by a higher number of active debit cards and increased purchase volume. The $44 million, or five percent, decrease in credit card income was primarily due to the impact of reduced securitization balances and a decline in late fees as more customers paid balances on time. Income on securitizations that have matured and returned to the balance sheet is reflected in net interest income rather than in noninterest income.

•
The decline in trading account profits for the six months ended June 30, 2002 was primarily due to declines in equity and equity derivatives. For additional discussion of trading results, see the Global Corporate and Investment Banking business segment discussion beginning on page 36.

Provision for Credit Losses

The provision for credit losses increased $88 million to $888 million for the three months ended June 30, 2002 and increased $93 million to $1.7 billion for the six months ended June 30, 2002 compared to the same periods in 2001. Total net charge-offs increased $101 million to $888 million for three months ended June 30, 2002 and increased $168 million to $1.7 billion for the six months ended June 30, 2002 compared to the same periods in 2001. Commercial net charge-offs increased $11 million to $943 million for the six months ended June 30, 2002, as an increase in foreign charge-offs was partially offset by a decline in domestic charge-offs. Consumer net charge-offs increased $157 million to $785 million for the six months ended June 30, 2002, primarily due to an increase in bankcard net charge-offs, partially offset by lower consumer finance charge-offs as a result of the exit of the subprime real estate lending business. The $227 million increase in bankcard net charge-offs was attributable to a 32 percent increase in average on-balance sheet outstandings, portfolio seasoning and a weaker economic environment.

For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the “Credit Risk Management and Credit Portfolio Review” section beginning on page 46.

Noninterest Expense

As presented in Table Six, the Corporation’s noninterest expense decreased $331 million and $491 million for the three months and six months ended June 30, 2002, respectively, compared to the same periods in 2001. This decrease in noninterest expense was driven by the elimination of goodwill amortization expense, lower personnel expense and professional fees, partially offset by increased data processing expense.

Table Six

Noninterest Expense

	Three Months Ended June 30		Increase/ (Decrease)		Six Months Ended June 30		Increase/ (Decrease)
(Dollars in millions)	2002	2001	Amount	Percent	2002	2001	Amount	Percent
Personnel	$2,386	$2,534	$(148)	(5.8)%	$4,832	$4,935	$(103)	(2.1)%
Occupancy	441	428	13	3.0	873	861	12	1.4
Equipment	279	271	8	3.0	541	562	(21)	(3.7)
Marketing	170	174	(4)	(2.3)	340	351	(11)	(3.1)
Professional fees	122	141	(19)	(13.5)	213	267	(54)	(20.2)
Amortization of intangibles	55	223	(168)	(75.3)	110	446	(336)	(75.3)
Data processing	226	187	39	20.9	431	377	54	14.3
Telecommunications	123	128	(5)	(3.9)	242	247	(5)	(2.0)
Other general operating	688	735	(47)	(6.4)	1,402	1,429	(27)	(1.9)

Total	$4,490	$4,821	$(331)	(6.9)%	$8,984	$9,475	$(491)	(5.2)%

•
Personnel expense decreased for the six months ended June 30, 2002, reflecting lower incentive compensation expense, partially offset by higher employee benefits costs while salaries expense remained flat. At June 30, 2002, the Corporation had approximately 135,000 full-time equivalent employees compared to approximately 144,000 at June 30, 2001.

•
Professional fees decreased for the six months ended June 30, 2002, primarily due to reduced consulting and other professional fees reflecting the increased use of in-house personnel for our customer satisfaction and productivity initiatives.

•
Amortization of intangibles decreased for the six months ended June 30, 2002, due to the adoption of SFAS 142, which eliminated the amortization of goodwill. The amortization expense of $110 million for the six months ended June 30, 2002 is related to core deposits and other intangibles.

•
Data processing expense increased for the six months ended June 30, 2002, primarily due to increased initiatives, higher item processing and check clearing expenses, and higher outsourced processing expense, offset by lower software related fees.

Income Taxes

The Corporation’s income tax expense for the three months and six months ended June 30, 2002 was $1.1 billion and $2.2 billion for an effective tax rate of 32.5 percent and 33.3 percent, respectively. Income tax expense for the three months and six months ended June 30, 2001 was $1.1 billion and $2.2 billion for an effective tax rate of 35.6 percent and 35.8 percent, respectively. The decrease in the effective tax rate for the six months ended June 30, 2002, primarily resulted from the adoption of SFAS 142 on January 1, 2002 and certain adjustments related to the ongoing estimation process of our annual effective tax rate. SFAS 142 eliminates the amortization of goodwill, the majority of which was not deductible for federal or state income tax purposes.

Business Segment Operations

The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. The Corporation manages its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment. A customer-centered strategic approach is changing the way the Corporation focuses on its business. In addition to existing financial reporting, the Corporation has begun using customer segment-based financial operating information. Additional information on customer segments can be found in the Customer Segments section beginning on page 40.

See Note Nine of the consolidated financial statements for additional business segment information, a reconciliation to consolidated amounts and information on Corporate Other. Certain prior period amounts have been reclassified between segments and their components (presented after Table Seven) to conform to the current period presentation.

Table Seven

Business Segment Summary (1)

	For the three months ended June 30
	Total Corporation		Consumer and Commercial Banking (2)			Asset Management (2)
(Dollars in millions)	2002	2001	2002		2001	2002	2001
Net interest income (3)	$5,262	$5,117	$3,511		$3,288	$184	$181
Noninterest income	3,481	3,741	2,016		1,924	440	450

Total revenue	8,743	8,858	5,527		5,212	624	631
Provision for credit losses	888	800	449		329	144	63
Noninterest expense	4,490	4,821	2,787		2,846	374	394
Net income	2,221	2,023	1,443		1,241	72	113
Shareholder value added	834	791	936		823	3	61
Net interest yield	3.75%	3.61%	5.06%		5.01%	3.05%	2.84%
Return on average equity	18.5	16.7	31.4		25.9	12.4	20.3
Efficiency ratio	51.3	54.4	50.4		54.6	60.1	62.4
Average:
Total loans and leases	$335,684	$383,500	$182,863		$178,534	$23,666	$24,352
Total assets	646,599	655,557	302,324		289,223	25,504	26,849
Total deposits	365,986	363,348	280,168		264,658	11,780	11,999

	For the three months ended June 30
	Global Corporate and Investment Banking (2)		Equity Investments (2)			Corporate Other
(Dollars in millions)	2002	2001	2002		2001	2002	2001
Net interest income (3)	$1,232	$1,184	$(39)		$(32)	$374	$496
Noninterest income	1,127	1,262	(39)		110	(63)	(5)

Total revenue	2,359	2,446	(78)		78	311	491
Provision for credit losses	216	255	—		—	79	153
Noninterest expense	1,272	1,443	9		22	48	116
Net income	560	472	(53)		36	199	161
Shareholder value added	236	99	(118)		(34)	(223)	(158)
Net interest yield	2.45%	2.40%	n/m		n/m	n/m	n/m
Return on average equity	20.2	13.8	(9.9	) %	5.9%	n/m	n/m
Efficiency ratio	53.9	58.9	n/m		27.9	n/m	n/m
Average:
Total loans and leases	$63,927	$86,528	$448		$491	$64,780	$93,595
Total assets	238,227	236,090	6,164		6,510	74,380	96,885
Total deposits	63,767	67,439	—		15	10,271	19,237

Table Seven (continued)

Business Segment Summary (1)

	For the six months ended June 30
	Total Corporation		Consumer and Commercial Banking (2)		Asset Management (2)
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income (3)	$10,509	$9,838	$7,013	$6,387	$372	$352
Noninterest income (4)	6,921	7,521	3,989	3,809	853	888

Total revenue	17,430	17,359	11,002	10,196	1,225	1,240
Provision for credit losses	1,728	1,635	876	656	170	71
Noninterest expense	8,984	9,475	5,582	5,585	730	789
Net income	4,400	3,893	2,860	2,407	213	241
Shareholder value added	1,666	1,470	1,844	1,578	78	137
Net interest yield	3.80%	3.50%	5.12%	4.94%	3.06%	2.80%
Return on average equity	18.6	16.3	31.1	25.2	18.6	21.9
Efficiency ratio	51.5	54.6	50.7	54.8	59.6	63.6
Average:
Total loans and leases	$331,765	$385,683	$182,552	$176,832	$23,917	$24,174
Total assets	642,163	652,147	300,808	286,373	25,805	26,717
Total deposits	365,198	359,504	278,425	262,210	11,808	11,907

	For the six months ended June 30
	Global Corporate and Investment Banking (2)		Equity Investments (2)		Corporate Other
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income (3)	$2,458	$2,232	$(79)	$(73)	$745	$940
Noninterest income (4)	2,238	2,677	(23)	253	(136)	(106)

Total revenue	4,696	4,909	(102)	180	609	834
Provision for credit losses	480	502	—	—	202	406
Noninterest expense	2,551	2,783	37	72	84	246
Net income	1,065	1,030	(85)	69	347	146
Shareholder value added	407	280	(211)	(65)	(452)	(460)
Net interest yield	2.51%	2.27%	n/m	n/m	n/m	n/m
Return on average equity	18.9	15.1	(8.1)%	5.9%	n/m	n/m
Efficiency ratio	54.3	56.7	n/m	40.1	n/m	n/m
Average:
Total loans and leases	$65,376	$89,801	$437	$497	$59,483	$94,379
Total assets	234,939	235,025	6,161	6,614	74,450	97,418
Total deposits	63,491	66,687	—	26	11,474	18,674

n/m = not meaningful
(1)	The Corporation adopted SFAS 142 on January 1, 2002; therefore, goodwill amortization expense was not recorded in 2002.
(2)	There were no material intersegment revenues among the segments.
(3)	Net interest income is presented on a taxable-equivalent basis.
(4)
Noninterest income for the six months ended June 30, 2001 included the $83 million SFAS 133 transition adjustment net loss which was included in trading account profits. The components of the transition adjustment by segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.

Consumer and Commercial Banking

Total revenue increased $806 million, or eight percent, for the six months ended June 30, 2002 compared to the same period in 2001. Net income rose $453 million, or 19 percent. Shareholder value added grew 17 percent over the prior year as a result of the increase in net income and lower capital as a result of reductions in commercial loan levels in specific industries.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$3,511	$3,288	$7,013	$6,387
Noninterest income	2,016	1,924	3,989	3,809

Total revenue	5,527	5,212	11,002	10,196
Provision for credit losses	449	329	876	656
Noninterest expense	2,787	2,846	5,582	5,585
Net income	1,443	1,241	2,860	2,407
Shareholder value added	936	823	1,844	1,578
Efficiency ratio	50.4%	54.6%	50.7%	54.8%

•
Net interest income increased $626 million, or ten percent, due to a favorable shift in loan mix, overall loan and deposit growth and the Corporation’s overall asset and liability management strategies, partially offset by the compression of margins on deposits.

•
Noninterest income increased $180 million, or five percent, primarily driven by a $115 million, or six percent, increase in service charges. Card income increased $22 million, or two percent, as an increase in debit card income was partially offset by a decline in credit card income. Mortgage banking income increased $10 million, or three percent, as an increase in net production income driven by higher sales volumes was partially offset by declines due to portfolio run-off.

•	The provision for credit losses increased $220 million, or 34 percent, primarily driven by higher provision in the bankcard loan portfolio.

•
Noninterest expense remained flat as increases in processing/support costs (which included increases related to e-commerce and debit card processing), personnel and overhead were offset by the elimination of goodwill amortization. Goodwill amortization expense for the six months ended June 30, 2001 was $226 million.

The major components of Consumer and Commercial Banking are Banking Regions, Consumer Products and Commercial Banking.

Banking Regions

Total revenue for the six months ended June 30, 2002 increased $421 million, or seven percent. Net income increased $302 million, or 24 percent. Shareholder value added grew 15 percent due to an increase in net income and a lower capital charge associated with reduced interest rate risk for deposits and lower operating risk.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$2,253	$2,140	$4,467	$4,188
Noninterest income	1,035	948	1,998	1,856

Total revenue	3,288	3,088	6,465	6,044
Provision for credit losses	80	61	138	131
Noninterest expense	1,893	1,936	3,821	3,810
Net income	815	655	1,562	1,260
Shareholder value added	519	445	975	845
Efficiency ratio	57.6%	62.7%	59.1%	63.0%

•
Net interest income increased $279 million, or seven percent due to loan growth, primarily in residential mortgages, and deposit growth as well as the Corporation’s overall asset and liability management strategies.

•
Noninterest income increased $142 million, or eight percent, primarily due to an increase in debit card income and service charges. Debit card income increased $66 million, driven by a higher number of active debit cards and increased purchase volume. Corporate service charges increased $36 million, or 20 percent, as customers opted to pay service charges rather than maintain additional deposit balances in the lower rate environment. Consumer service charges increased slightly as increased customer account charges were partially offset by the impact of new and existing customers choosing accounts with lower or no service charges. Net new checking accounts for the six months ended June 30, 2002 were approximately 248,000, which was 28 percent higher than net new checking accounts for the full year 2001, as the company attracted customers with its new My Access Checking product and also retained and deepened relationships with existing customers.

•
Noninterest expense remained flat as an increase in processing/support costs (which included increases related to e-commerce and debit card processing) and overhead were offset by the elimination of goodwill amortization expense. Goodwill amortization expense for the six months ended June 30, 2001 was $187 million.

Consumer Products

Total revenue for the six months ended June 30, 2002 increased $403 million, or 17 percent. Net income increased $115 million, or 18 percent, resulting in a 20 percent increase in shareholder value added.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$688	$515	$1,371	$940
Noninterest income	709	730	1,465	1,493

Total revenue	1,397	1,245	2,836	2,433
Provision for credit losses	296	205	590	383
Noninterest expense	565	529	1,090	1,038
Net income	350	320	747	632
Shareholder value added	263	241	573	478
Efficiency ratio	40.5%	42.5%	38.4%	42.7%

•
Net interest income increased $431 million, or 46 percent, primarily due to growth in bankcard receivables, deposit growth and the Corporation’s overall asset and liability management strategies. Average on-balance sheet consumer card outstandings increased 32 percent from a year ago, primarily due to new accounts, an increase in balance transfers, securitizations that have matured and returned to the balance sheet and the reduction of voluntary attrition partly due to efforts aimed at increasing customer satisfaction.

•	Noninterest income decreased $28 million, or two percent, primarily due to the decline in credit card income.

Credit card income decreased $44 million, or five percent, primarily due to the impact of reduced securitization balances and a decline in late fees as more customers paid balances on time. Card income includes activity from the securitized portfolio of $77 million and $101 million for the six months ended June 30, 2002 and 2001, respectively. This amount represents residual income, which consists of revenues from the securitized credit card portfolio offset by charge-offs and interest expense paid to the bondholders.

Mortgage banking income increased $10 million, or three percent, as an increase in net production income driven by higher sales volumes was partially offset by declines due to portfolio run-off. The average portfolio of mortgage loans serviced decreased $19.1 billion to $290.7 billion for the six months ended June 30, 2002 compared to the same period in 2001. Total production of first mortgage loans originated through the Corporation decreased $5.6 billion to $32.2 billion for the six months ended June 30, 2002, primarily driven by our decision to exit the correspondent loan origination channel in the second quarter of 2001 and as the Corporation continues to focus on direct-to-customer business, which generally produces higher profit margins. First mortgage loan origination volume was composed of approximately $22.5 billion of retail loans and $9.7 billion of wholesale loans for the six months ended June 30, 2002. Retail first mortgage origination volume increased to 70 percent of total volume for the six months ended June 30, 2002 from 52 percent in the comparable 2001 period.

•
The provision for credit losses increased 54 percent to $590 million primarily due to higher provision in the bankcard loan portfolio. The increase in bankcard charge-offs was attributable to a 32 percent increase in average on-balance sheet outstandings, portfolio seasoning and a weaker economic environment. The managed bankcard net loss ratio was 5.51 percent for the six month ended June 30, 2002 compared to 4.66 percent for the same period in 2001.

•
Noninterest expense increased $52 million, or five percent, primarily due to an increase in personnel expenses, partially offset by a decline in the amortization of intangibles due to the elimination of goodwill amortization. Goodwill amortization expense for the six months ended June 30, 2001 was $15 million.

Commercial Banking

Total revenue for the six months ended June 30, 2002 decreased $18 million, or one percent. Net income increased $36 million, or seven percent. Shareholder value added grew 16 percent due to a lower capital charge as a result of reductions in commercial loan levels and an increase in net income.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$570	$633	$1,175	$1,259
Noninterest income	272	246	526	460

Total revenue	842	879	1,701	1,719
Provision for credit losses	73	63	148	142
Noninterest expense	329	381	671	737
Net income	278	266	551	515
Shareholder value added	154	137	296	255
Efficiency ratio	39.0%	43.5%	39.5%	42.9%

•
Net interest income declined $84 million, or seven percent, primarily due to reductions in commercial loan levels in specific industries, partially offset by the Corporation’s overall asset and liability management strategies.

•
The $66 million, or 14 percent, increase in noninterest income was primarily attributable to higher corporate service charges as customers opted to pay service charges rather than maintain additional deposit balances in the lower rate environment.

•
Noninterest expense decreased $66 million, or nine percent, primarily due to lower credit processing/staffing support costs and amortization of intangibles due to the elimination of goodwill amortization. Goodwill amortization expense for the six months ended June 30, 2001 was $24 million.

Asset Management

Client assets at June 30, 2002 and 2001 were:

Client Assets

	June 30
(Dollars in billions)	2002	2001
Assets under management	$297.1	$290.8
Client brokerage assets	90.5	101.9
Assets in custody	41.0	49.6

Total client assets	$428.6	$442.3

Assets under management generate fees based on a percentage of their value. Assets of the Nations Funds family of mutual funds increased $22.3 billion to $141.2 billion at June 30, 2002 compared to a year ago, primarily driven by an increase in money market funds in the declining equity market environment. Growth in total assets under management of $6.3 billion, or two percent, was primarily driven by the growth in money market funds, partially offset by a decline in Private Bank managed assets. Client brokerage assets, a source of commission revenue, decreased $11.4 billion compared to the prior year. Assets in custody, which generate custodial fees, declined 17 percent. These decreases were primarily due to declining market values and economic conditions.

Total revenue declined slightly for the six months ended June 30, 2002. Net income decreased $28 million, or 12 percent.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$184	$181	$372	$352
Noninterest income	440	450	853	888

Total revenue	624	631	1,225	1,240
Provision for credit losses	144	63	170	71
Noninterest expense	374	394	730	789
Net income	72	113	213	241
Shareholder value added	3	61	78	137
Efficiency ratio	60.1%	62.4%	59.6%	63.6%

•	Net interest income increased $20 million, or six percent, primarily due to the Corporation’s overall asset and liability management strategies.

•
Noninterest income decreased $35 million, or four percent, primarily due to lower revenues from the sale of risk management products, primarily derivatives, to high-net-worth individuals. Despite the drop in market values and the flow of money out of equity investments, investment and brokerage services remained flat at $799 million as increases in mutual fund, institutional and brokerage fees were offset by a decline in personal asset management fees.

•	Provision expense increased $99 million primarily due to one large charge-off in the Private Bank in the second quarter of 2002.

•
Noninterest expense declined $59 million primarily due to the elimination of goodwill amortization and lower revenue-related incentive compensation and infrastructure costs. Goodwill amortization expense for the six months ended June 30, 2001 was $25 million.

Global Corporate and Investment Banking

For the six months ended June 30, 2002, total revenue decreased $213 million, or four percent. Net income increased $35 million, or three percent. Shareholder value added grew 45 percent as a result of lower capital due to reductions in loan levels.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$1,232	$1,184	$2,458	$2,232
Noninterest income	1,127	1,262	2,238	2,677

Total revenue	2,359	2,446	4,696	4,909
Provision for credit losses	216	255	480	502
Noninterest expense	1,272	1,443	2,551	2,783
Net income	560	472	1,065	1,030
Shareholder value added	236	99	407	280
Efficiency ratio	53.9%	58.9%	54.3%	56.7%

•
Net interest income increased $226 million, or 10 percent, primarily as a result of the margin impact of higher trading-related activities and the Corporation’s overall asset and liability management strategies, partially offset by lower commercial loan levels.

•
Noninterest income decreased $439 million, or 16 percent, primarily due to a sharp decline in trading account profits, partially offset by increases in investment and brokerage services and service charges. Investment and brokerage services increased 40 percent to $314 million due to increased brokerage commissions. Service charges increased $21 million, or four percent, as most corporate customers chose to pay higher fees rather than increase deposit balances in the lower rate environment.

Trading account profits as well as trading-related net interest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation’s trading activities.

Trading-related Revenue in Global Corporate and Investment Banking
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Trading account profits	$284	$432	$642	$1,143
Trading-related net interest income	468	408	903	770

Total trading-related revenue	$752	$840	$1,545	$1,913

Trading-related revenue by product
Foreign exchange	$135	$135	$264	$282
Interest rate	283	243	548	511
Credit trading	199	166	448	442
Equities and equity derivatives	104	222	230	552
Commodities	31	74	55	126

Total trading-related revenue	$752	$840	$1,545	$1,913

Trading-related revenue decreased $368 million for the six months ended June 30, 2002, as the $501 million decrease in trading account profits was partially offset by a $133 million increase in the net interest margin.

The overall decrease was primarily due to a decline in revenue from equity and equity derivative products of $322 million. This decline was attributable to a slowdown in market activity and reduced customer activity in the market. Revenue from commodities contracts decreased $71 million, primarily attributable to the prior year’s volatility in the natural gas market. Foreign exchange revenue decreased $18 million due to less customer activity in the market. Revenue from interest rate contracts increased $37 million as increases in trading account profits due to volatility in the market were partially offset by declines in the net interest margin. Credit trading increased $6 million as turmoil in the telecom sector caused spreads to widen considerably during the period. The spread widening adversely impacted the high grade and high yield business; however, positive mark-to-market gains were produced from certain credit default swaps and other hedges of credit exposure.

Investment banking income for the six months ended June 30, 2002 remained flat, reflecting increases in securities underwriting and advisory services that were offset by declines in other investment banking income and syndications. Securities underwriting fees increased $25 million due to growth in equity underwriting, high yield and other originations, which was partially offset by a decline in high grade. Advisory services income increased $13 million due to increases in debt restructuring activity. Syndication fees decreased $6 million. Investment banking income by major activity follows:

Investment Banking Income in Global Corporate and Investment Banking

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Investment banking income
Securities underwriting	$231	$212	$425	$400
Syndications	120	140	188	194
Advisory services	80	60	138	125
Other	11	23	20	51

Total	$442	$435	$771	$770

•
A $232 million, or eight percent, decrease in noninterest expense was primarily due to lower revenue-related incentive compensation and the elimination of goodwill amortization. Goodwill amortization expense for the six months ended June 30, 2001 was $58 million.

Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through three components: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking

Total revenue declined $343 million, or 12 percent, for the six months ended June 30, 2002. Net income decreased $118 million, or 19 percent. Shareholder value added declined 26 percent as a result of the decrease in net income, partially offset by a lower capital charge aided in part by a more efficient use of capital.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$512	$443	$998	$820
Noninterest income	740	1,006	1,596	2,117

Total revenue	1,252	1,449	2,594	2,937
Provision for credit losses	19	10	39	10
Noninterest expense	885	1,021	1,767	1,953
Net income	222	261	498	616
Shareholder value added	118	152	293	394
Efficiency ratio	70.7%	70.5%	68.1%	66.5%

•	Net interest income grew $178 million, or 22 percent, primarily as a result of the margin impact of higher trading-related activities.

•
Noninterest income declined $521 million, or 25 percent, primarily due to the sharp decline in trading account profits, partially offset by an increase in investment and brokerage services. Trading account profits decreased 51 percent, or $590 million, primarily due to declines in equity products and credit trading, partially offset by an increase in interest rate contracts. Investment banking income remained flat as increases in securities underwriting and advisory services were offset by declines in other investment banking income and syndications.

•
The $186 million, or 10 percent, decrease in noninterest expense was primarily due to lower revenue-related incentive compensation and the elimination of goodwill amortization. Goodwill amortization expense for the six months ended June 30, 2001 was $30 million.

Global Credit Products

Total revenue decreased $38 million, or three percent, for the six months ended June 30, 2002 compared to the same period in 2001. Net income increased $30 million, or 10 percent. Shareholder value added grew 53 percent due to a decline in capital due to a reduction in loan levels and an increase in net income.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$485	$566	$1,003	$1,081
Noninterest income	173	61	215	175

Total revenue	658	627	1,218	1,256
Provision for credit losses	205	242	450	492
Noninterest expense	135	153	267	300
Net income	209	149	330	300
Shareholder value added	2	(103)	(96)	(203)
Efficiency ratio	20.6%	24.5%	21.9%	23.8%

•	Net interest income declined $78 million, or seven percent, as a decline in loan levels was partially offset by an increase due to the Corporation’s overall asset and liability management strategies.

•
Noninterest income increased $40 million, or 23 percent, as positive mark-to-market gains on certain credit default swaps and other hedges of credit exposure were slightly offset by a decline in corporate service charges.

•	Provision expense decreased $42 million, or nine percent, as loan levels declined, partially offset by the impact of the weakened economic environment.

•
Noninterest expense decreased $33 million, or 11 percent, primarily due to the elimination of goodwill amortization. Goodwill amortization expense for the six months ended June 30, 2001 was $23 million.

Global Treasury Services

Total revenue increased $168 million, or 23 percent, for the six months ended June 30, 2002. Net income increased $123 million to $237 million, resulting in a $121 million increase in shareholder value added.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$235	$175	$457	$331
Noninterest income	214	195	427	385

Total revenue	449	370	884	716
Provision for credit losses	(8)	3	(9)	—
Noninterest expense	252	269	517	530
Net income	129	62	237	114
Shareholder value added	116	50	210	89
Efficiency ratio	56.0%	72.0%	58.4%	74.3%

•
Net interest income increased $126 million, or 38 percent, attributable to the Corporation’s overall asset and liability management strategies. In addition, the results reflect a benefit from several customers who held significantly larger than normal deposit balances. We do not anticipate the benefit to continue.

•
Noninterest income increased $42 million, or 11 percent, due to an increase in corporate service charges as most customers chose to pay service charges rather than increase deposit balances in the lower rate environment.

Equity Investments

For the six months ended June 30, 2002, both revenue and net income decreased substantially primarily due to lower equity investment gains.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$(39)	$(32)	$(79)	$(73)
Noninterest income	(39)	110	(23)	253

Total revenue	(78)	78	(102)	180
Provision for credit losses	—	—	—	—
Noninterest expense	9	22	37	72
Net income (loss)	(53)	36	(85)	69
Shareholder value added	(118)	(34)	(211)	(65)
Efficiency ratio	n/m	27.9	n/m	40.1%

n/m = not meaningful

•	Net interest income consists primarily of the funding cost associated with the carrying value of investments.

•
Equity investment gains (losses) decreased $305 million to $(29) million. The decrease was the result of weakness in equity markets in 2002 and a $140 million gain in the strategic investments portfolio in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network. For the six months ended June 30, 2002, Principal Investing recorded cash gains of $284 million and fair value adjustment gains of $45 million, offset by impairment charges of $355 million. For the six months ended June 30, 2001, Principal Investing recorded cash gains of $275 million and fair value adjustment losses of $102 million, offset by impairment charges of $70 million.

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

The customer-based segments include: Consumer, Premier, Private, Small Business, Commercial, Corporate and Equity Investments. The Corporate and Equity Investments segments are comparable to the traditional line of business segments Global Corporate and Investment Banking and Equity Investments. Additional discussion of these two segments is found beginning on pages 36 and 40.

The Consumer segment serves individual customers whose financial services needs can be fulfilled by traditional banking services, systems and delivery processes. Net income for the Consumer segment was $770 million and $1.5 billion for the three months and six months ended June 30, 2002 and $653 million and $1.3 billion for the three months and six months ended June 30, 2001.

The Premier segment serves clients who have the capacity to build and preserve significant wealth. Premier clients often require tailored solutions that fit their unique challenges. Accordingly, Premier clients are assigned an experienced client manager who delivers the resources for proactive planning and personalized solutions. Net income for the Premier segment was $133 million and $272 million for the three months and six months ended June 30, 2002 and $108 million and $208 million for the three months and six months ended June 30, 2001.

The Private segment focuses on building and preserving the wealth of affluent and high-net-worth individuals and families by providing clients with investment, fiduciary and comprehensive banking and credit expertise. Net income for the Private segment was $38 million and $147 million for the three months and six months ended June 30, 2002 and $96 million and $208 million for the three months and six months ended June 30, 2001.

The Small Business segment provides services to business clients that are best served through the Corporation’s vast network of local access points such as banking centers, business client managers and business lending centers and call centers. In many cases, small business customers also have personal relationships with us. Net income for the Small Business segment was $231 million and $455 million for the three months and six months ended June 30, 2002 and $215 million and $412 million for the three months and six months ended June 30, 2001.

The Commercial segment is focused on delivering innovative solutions to middle market companies that are maturing in their businesses and require more innovative services. These innovative solutions include traditional banking services as well as treasury and trade services, asset-based lending, capital markets and investment banking services and asset management services. Net income for the Commercial segment was $344 million and $676 million for the three months and six months ended June 30, 2002 and $281 million and $542 million for the three months and six months ended June 30, 2001.

Balance Sheet Review

The Corporation utilizes an integrated approach in managing its balance sheet. Management believes it has positioned the Corporation’s balance sheet to be neutral against an anticipated rising rate environment with a flattening of the yield curve.

The following summary discusses various aspects of both on- and off-balance sheet positions at June 30, 2002 and December 31, 2001 and certain average balances for the six months ended June 30, 2002 and 2001.

Cash and Cash Equivalents

At June 30, 2002, cash and cash equivalents were $21.3 billion, a decrease of $5.5 billion from December 31, 2001. During the six months ended June 30, 2002, net cash provided by operating activities was $17.3 billion, net cash used in investing activities was $15.4 billion and net cash used in financing activities was $7.4 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows of the consolidated financial statements.

Securities

The securities portfolio is an integral part of the Corporation’s balance sheet management activities. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity requirements and on- and off-balance sheet positions.

The average securities portfolio for the six months ended June 30, 2002 increased $14.9 billion to $70.4 billion, primarily due to an increase in mortgage-backed securities, partially offset by reductions in U.S. Treasury securities and agency debentures. As a percentage of total uses of funds, the average securities portfolio increased by two percent to 11 percent for the six months ended June 30, 2002.

The securities portfolio at June 30, 2002 included available-for-sale securities totaling $82.1 billion compared to $84.5 billion at December 31, 2001. The estimated average duration of the available-for-sale securities portfolio was 3.70 years at June 30, 2002 compared to 3.34 years at December 31, 2001.

The valuation allowance for available-for-sale and marketable equity securities is included in shareholders’ equity. At June 30, 2002, the valuation allowance reflected net unrealized gains of $140 million, net of related income tax expense of $78 million. At December 31, 2001, the valuation allowance consisted of net unrealized losses of $480 million, net of related income tax benefit of $311 million.

Held-to-maturity securities totaled $1.0 billion at both June 30, 2002 and December 31, 2001. At June 30, 2002 and December 31, 2001, the market value of the Corporation’s held-to-maturity securities reflected pre-tax net unrealized losses of $28 million and $40 million, respectively.

Gains on sales of securities were $137 million for the six months ended June 30, 2002 compared to losses on sales of securities of $15 million for the same period in 2001. The gains on sales of securities in 2002 were a consequence of portfolio repositioning in connection with the Corporation’s interest rate risk management strategy.

Loans and Leases

The Corporation originates loans both for funding on the balance sheet and for distribution. As part of the Global Corporate and Investment Banking business segment’s originate-to-distribute strategy, only approximately 10 percent of the syndicated loans that it originates are retained on the balance sheet. The Corporation also originates to distribute immediately into the secondary market approximately 70 to 80 percent of the residential mortgages originated by the mortgage group. In addition, in connection with its balance sheet management activities, the Corporation from time to time will purchase loans and sell loans that were originated and had been subsequently held on the balance sheet.

As presented in Table Four, average loans and leases, the Corporation’s primary use of funds, decreased $53.9 billion to $331.8 billion for the six months ended June 30, 2002 compared to the same period in 2001. The Corporation also reviews its loans and leases on a managed basis, which includes on-balance sheet loans and leases as well as securitized loans originated by the Corporation for which the securitization was designed for our customers’ loan balances to return to the Corporation at the end of the securitization, principally bankcard receivables. Average managed loans and leases decreased $57.1 billion to $339.3 billion for the six months ended June 30, 2002 compared to the same period in 2001, with decreases in both the commercial and consumer loan portfolios.

Average managed commercial loans decreased $39.9 billion, or 20 percent, to $158.5 billion for the six months ended June 30, 2002 compared to the same period in 2001. The commercial – domestic portfolio decreased $29.4 billion to $114.5 billion, reflecting aggressive paydowns precipitated by falling interest rates and continuing efforts to exit relationships that do not meet the Corporation’s SVA targets. The commercial – foreign portfolio declined $6.8 billion to $21.7 billion, primarily due to the Corporation’s efforts to reduce exposure to certain foreign markets and due to paydowns on customer balances. The commercial real estate – domestic portfolio declined $3.8 billion to $21.9 billion, primarily due to paydowns on customer balances.

Average managed consumer loans decreased $17.1 billion to $180.8 billion for the six months ended June 30, 2002 compared to the same period in 2001. Average consumer finance loans decreased $24.9 billion to $11.6 billion due primarily to the exit of the subprime real estate lending business. Average residential mortgages increased $4.4 billion to $88.0 billion driven by an increase in retail mortgage originations due to a lower rate environment. Average residential mortgages increased $13.6 billion for the three months ended June 30, 2002 compared to the three months ended March 31, 2002, due to purchases of whole loans. Average managed bankcard loans increased $3.1 billion, or 13 percent, to $26.7 billion primarily due to continued strength in new account volume and an increase in balance transfers.

Deposits

Tables Three and Four provide information on the average amounts of deposits and the rates paid by deposit category. Through the Corporation’s diverse retail banking network, deposits remain the primary source of funds for the Corporation. Average deposits increased $5.7 billion to $365.2 billion for the six months ended June 30, 2002 due to a $10.4 billion increase in average noninterest-bearing deposits and a $10.0 billion increase in average domestic interest-bearing deposits, partially offset by a $14.7 billion decrease in average foreign interest-bearing deposits. Average core deposits, which exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits, increased $22.3 billion to $323.9 billion for the six months ended June 30, 2002. The increase in average core deposits was primarily driven by an increase in money market savings accounts and noninterest-bearing deposits, partially offset by a decline in CDs. The increase in money market savings accounts was driven by the Corporation’s deposit pricing initiative to offer more competitive money market savings rates as well as by consumers moving assets into deposit products with greater liquidity during the economic slowdown. As a percentage of total sources of funds, average core deposits increased by four percent to 50 percent for the six months ended June 30, 2002. At June 30, 2002, the ratio of core deposits to loans and leases was 95 percent. At December 31, 2001, core deposits exceeded loans and leases.

Short-Term Borrowings

The Corporation uses short-term borrowings as a funding source and in its management of interest rate risk. For the six months ended June 30, 2002, total average short-term borrowings were $97.6 billion compared to $98.9 billion for the same period in 2001. This decline was primarily due to decreases in short-term notes payable, commercial paper and fed funds purchased driven by lower funding needs, partially offset by increases in repurchase agreements and treasury tax and loan notes.

Long-Term Debt and Trust Preferred Securities

Long-term debt decreased $3.3 billion to $59.2 billion at June 30, 2002, from $62.5 billion at December 31, 2001. The overall decline in long-term debt was due to the reduced need for market based funding as a result of deposit growth. The reduction in debt was partially offset by additional issuances to maintain liquidity, repay maturing debt and fund share repurchases. During the six months ended June 30, 2002, the Corporation issued, domestically and internationally, $5.7 billion in long-term senior and subordinated debt, a $2.2 billion decrease from $7.9 billion during the same period in 2001. See Note Six of the consolidated financial statements for further details on long-term debt.

Subsequent to June 30, 2002, the Corporation issued $170 million of long-term senior and subordinated debt, with maturities ranging from 2007 to 2027. Also subsequent to June 30, 2002, Bank of America Corporation filed a $6.0 billion shelf registration statement to be used exclusively for “retail targeted” offerings of InterNotes® in the United States and filed a $20.0 billion universal domestic shelf registration statement covering the issuance of debt and equity securities.

Subsequent to June 30, 2002, BAC Capital Trust III, a wholly-owned grantor trust of Bank of America Corporation, issued $450 million in trust preferred securities. The annual dividend rate is 7 percent and is paid quarterly on February 15, May 15, August 15 and November 15 of each year, commencing November 15, 2002. For a detailed discussion on trust preferred securities see Note Six of the consolidated financial statements.

Credit Extension Commitments

Many of the Corporation’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded on the Corporation’s balance sheet unless and until a loan is closed. The Corporation includes unfunded commitments in the determination of its regulatory capital ratios. These commitments are more fully discussed in Note Seven of the consolidated financial statements. The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date.

Table Eight

Credit Extension Commitments

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Loan commitments (1)	$98,086	$45,216	$33,150	$41,069	$217,521
Standby letters of credit and financial guarantees	20,190	6,568	595	4,056	31,409
Commercial letters of credit	2,996	162	1	608	3,767
Credit card commitments	73,083	—	—	—	73,083

Total credit extension commitments	$194,355	$51,946	$33,746	$45,733	$325,780

(1)	Loan commitments include equity commitments primarily related to obligations to fund existing venture capital equity investments.

Off-Balance Sheet Financing Entity Commitments

In the normal course of business, the Corporation supports its customers’ financing needs through facilitating their access to the commercial paper markets. These markets provide an attractive, lower cost financing alternative for the Corporation’s customers. These customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by such assets. The Corporation facilitates these transactions and bills and collects fees from the financing entity for the services it provides including administration, trust services and marketing the commercial paper. In addition, the Corporation receives fees for providing liquidity and standby letters of credit or similar loss protection commitments to the financing entities. The Corporation manages its credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At June 30, 2002 and December 31, 2001, the Corporation had off-balance sheet liquidity commitments and standby letters of credit and other financial guarantees to these financing entities of $33.5 billion and $36.1 billion, respectively. Substantially all of these liquidity commitments and standby letters of credit and other financial guarantees mature within one year. These amounts are included in total credit extension commitments in Table Eight. Revenues earned from fees associated with these financing entities were approximately $151 million and $100 million for the six months ended June 30, 2002 and 2001, respectively.

In addition, to preserve its own liquidity and control its capital position, the Corporation from time to time will seek alternative funding sources. To accomplish this, the Corporation will sell or fund assets using an off-balance sheet financing entity, which in turn issues collateralized commercial paper or structured notes to third-party market participants. These entities are legally separate, distinct and not consolidated by the Corporation. The Corporation may provide liquidity and standby letters of credit or similar loss protection commitments to the financing entity, or it may enter into a derivative contract with the entity whereby the Corporation assumes certain market risk. Similar to that discussed above, the Corporation receives fees for the services it provides to the financing entity, and it manages any market risk on commitments or derivatives through normal underwriting and risk management processes. At June 30, 2002 and December 31, 2001, the Corporation had off-balance sheet liquidity commitments to these financing entities of $4.5 billion and $4.3 billion, respectively. Substantially all of these liquidity commitments mature within one year. These amounts are included in total credit extension commitments in Table Eight. Revenues earned from fees associated with these financing entities were $27 million and $25 million for the six months ended June 30, 2002 and 2001, respectively.

Because the Corporation provides liquidity and credit support to commercial paper and off-balance sheet financing entities, the Corporation’s credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Further, disruption in the commercial paper markets may result in the Corporation having to fund under these commitments and letters of credit discussed above. These risks, along with all other credit and liquidity risks, are managed by the Corporation within its policies and practices.

Capital Resources and Capital Management

Shareholders’ equity at June 30, 2002 was $47.8 billion compared to $48.5 billion at December 31, 2001, a decrease of $756 million. The decrease was primarily due to $5.7 billion in repurchases of common stock and $397 million of net losses on derivatives in other comprehensive income, partially offset by $2.6 billion of net earnings (net income less dividends), $2.0 billion of common stock issued under employee plans and $620 million of net unrealized gains on available-for-sale and marketable equity securities.

On December 11, 2001, the Corporation’s Board of Directors (the Board) authorized a new stock repurchase program of up to 130 million shares of the Corporation’s common stock at an aggregate cost of up to $10.0 billion. At June 30, 2002, the remaining buyback authority for common stock under the 2001 program totaled $4.4 billion, or 50 million shares. During the six months ended June 30, 2002, the Corporation repurchased approximately 82 million shares of its common stock in open market repurchases and under accelerated repurchase programs at an average per-share price of $68.92, which reduced shareholders’ equity by $5.7 billion and increased earnings per share by approximately $0.05 for the six months ended June 30, 2002. These repurchases were partially offset by the issuance of 38.6 million shares of common stock under employee plans, which increased shareholders’ equity by $2.0 billion and decreased earnings per share by approximately $0.03 for the six months ended June 30, 2002. During the six months ended June 30, 2001, the Corporation repurchased approximately 29 million shares of its common stock in open market repurchases at an average per-share price of $54.42, which reduced shareholders’ equity by $1.6 billion. These repurchases were partially offset by the issuance of 16.7 million shares of common stock under employee plans, which increased shareholders’ equity by $635 million. The Corporation anticipates it will continue to repurchase shares at least equal to shares issued under its various stock option plans.

Presented in Table Nine are the regulatory risk-based capital ratios, actual capital amounts and minimum required capital amounts for the Corporation and Bank of America, N.A. at June 30, 2002 and December 31, 2001. The Corporation and all of its banking subsidiaries were classified as well-capitalized at June 30, 2002 and December 31, 2001:

Table Nine

Regulatory Capital

	June 30, 2002			December 31, 2001
	Actual		Minimum Required (1)	Actual		Minimum Required (1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Tier 1 Capital
Bank of America Corporation	8.09%	$41,097	$20,320	8.30%	$41,972	$20,243
Bank of America, N.A .	8.75	39,831	18,207	9.25	42,161	18,225
Total Capital
Bank of America Corporation	12.42	63,108	40,641	12.67	64,118	40,487
Bank of America, N.A .	12.05	54,856	36,413	12.55	57,192	36,450
Leverage
Bank of America Corporation	6.47	41,097	25,396	6.56	41,972	25,604
Bank of America, N.A .	7.39	39,831	21,564	7.59	42,161	22,233

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

At June 30, 2002, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk-based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent. At June 30, 2002 and December 31, 2001, the Corporation had no subordinated debt that qualified as Tier 3 capital.

Risk Management Overview

The Corporation’s goal in managing risk is to produce appropriate risk-adjusted returns, reduce the volatility in earnings and increase shareholder value. The Corporation has an established governance structure and risk management approach in place that it believes reaches that goal. Processes are designed to align the Corporation’s measures for business success with the measures for risk, return and growth. Further, these processes enable the Corporation to better communicate with its associates the corporate appetite for risk, manage sources of earnings volatility and manage appropriate capital levels. For additional detail on risk management activities, see page 54 of the Corporation’s 2001 Annual Report.

Credit Risk Management and Credit Portfolio Review

To manage both on- and off-balance sheet credit risk, the Risk Management group, which reports to the Chief Risk Officer, develops and executes corporate-wide policies and procedures and approves and monitors business unit level policies and procedures within corporate standards. The Corporation’s overall objective in managing credit risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Risk Management group works with other areas of the Corporation that conduct activities involving credit risk to maintain a credit risk profile that is diverse in terms of product type, industry, geographic, borrower and counterparty concentration. More detailed information on the Corporation’s credit risk management processes is included in the Corporation’s 2001 Annual Report on pages 54 to 64.

The Corporation uses credit derivatives, including synthetic collateralized loan obligations (CLO), to reduce credit risk of its lending activities. The credit derivatives included single name credit default swaps with a notional amount of $7.7 billion and $4.6 billion at June 30, 2002 and December 31, 2001, respectively. Synthetic CLOs provide basket risk protection for specifically designated pools of loans, net of a first loss sharing component and a maximum recovery limit. The notional amount of the Corporation’s reference portfolio under the basket protection was $10.0 billion at both June 30, 2002 and December 31, 2001.

Loans and Leases Portfolio Review

The Corporation’s loans and leases portfolio totaled $340.4 billion and $329.2 billion at June 30, 2002 and December 31, 2001, respectively. In addition, there were off-balance sheet commitments to fund loans, which totaled $290.6 billion and $295.2 billion at June 30, 2002 and December 31, 2001, respectively. Table Ten presents loans and leases, nonperforming assets and net charge-offs by category. Additional information on the Corporation’s commercial real estate, industry and foreign exposure can be found in the Concentrations of Credit Risk section beginning on page 51.

Table Ten

Loans and Leases, Nonperforming Assets and Net Charge-offs
	Loans and Leases				Nonperforming Assets (1)
	June 30 2002		December 31 2001		June 30 2002	December 31 2001
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Amount
Commercial—domestic	$108,042	31.7%	$118,205	35.9%	$2,847	$3,123
Commercial—foreign	21,675	6.4	23,039	7.0	980	461
Commercial real estate—domestic	20,940	6.2	22,271	6.8	202	240
Commercial real estate—foreign	404	0.1	383	0.1	3	3

Total commercial	151,061	44.4	163,898	49.8	4,032	3,827

Residential mortgage	102,773	30.2	78,203	23.8	503	556
Home equity lines	22,979	6.7	22,107	6.7	64	80
Direct/Indirect consumer (2)	29,848	8.8	30,317	9.2	27	27
Consumer finance (2)	10,535	3.1	12,652	3.9	8	9
Bankcard	21,155	6.2	19,884	6.0	—	—
Foreign consumer	2,043	0.6	2,092	0.6	8	7

Total consumer	189,333	55.6	165,255	50.2	610	679

Total nonperforming loans					4,642	4,506

Foreclosed properties					297	402

Total	$340,394	100.0%	$329,153	100.0%	$4,939	$4,908

Nonperforming assets as a percentage of:
Total assets					0.77%	0.79%
Loans, leases and foreclosed properties					1.45	1.49
Nonperforming loans as a percentage of loans and leases					1.36	1.37
Loans past due 90 days or more and still accruing interest					$605	$680

	Net Charge-offs (3)
	Three Months Ended June 30				Six Months Ended June 30
	2002		2001		2002		2001
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial—domestic	$383	1.38%	$408	1.18%	$753	1.33%	$823	1.17%
Commercial—foreign	119	2.23	57	0.84	168	1.56	91	0.64
Commercial real estate—domestic	8	0.14	12	0.18	22	0.20	18	0.14

Total commercial	510	1.32	477	1.00	943	1.21	932	0.96

Residential mortgage	8	0.03	7	0.03	19	0.04	13	0.03
Home equity lines	7	0.12	4	0.07	15	0.13	10	0.09
Direct/Indirect consumer (2)	38	0.50	44	0.58	102	0.68	100	0.67
Consumer finance (2)	49	1.77	88	0.97	124	2.14	200	1.10
Bankcard	269	5.28	158	4.01	510	5.17	283	3.77
Other consumer—domestic	7	n/m	8	n/m	14	n/m	20	n/m
Foreign consumer	—	—	1	0.24	1	0.15	2	0.22

Total consumer	378	0.84	310	0.65	785	0.91	628	0.67

Total net charge-offs	$888	1.06%	$787	0.82%	$1,728	1.05%	$1,560	0.82%

Managed bankcard net losses and ratios(4)	$375	5.59%	$297	4.94%	$730	5.51%	$545	4.66%

n/m = not meaningful
(1)
Balance does not include $221 million and $1.0 billion of loans held for sale, included in other assets at June 30, 2002 and December 31, 2001, respectively, which would have been classified as nonperforming had they been included in loans. The Corporation had approximately $21 million and $48 million of troubled debt restructured loans at June 30, 2002 and December 31, 2001, respectively, which were accruing interest and were not included in nonperforming assets.

(2)	In the second quarter of 2002, the auto lease receivable portfolio was reclassified from direct/indirect consumer loans to consumer finance loans for all periods presented.
(3)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding loans and leases during the period for each loan category.
(4)	Includes both on-balance sheet and securitized loans.

Commercial Portfolio

At June 30, 2002 and December 31, 2001, total commercial loans outstanding were $151.1 billion and $163.9 billion, respectively. Since December 31, 2000, the commercial loan portfolio has been reduced by $52.5 billion as the Corporation exited relationships that did not meet its SVA targets. Domestic commercial loans, including commercial real estate, accounted for 85 percent and 86 percent of total commercial loans at June 30, 2002 and December 31, 2001, respectively.

Commercial – domestic loans outstanding totaled $108.0 billion and $118.2 billion at June 30, 2002 and December 31, 2001, respectively. Commercial – domestic loan net charge-offs decreased $70 million to $753 million for the six months ended June 30, 2002 compared to the same period in 2001. Net charge-offs decreased primarily due to lower commercial – domestic loan levels and higher recoveries. Nonperforming commercial – domestic loans decreased to $2.8 billion, or 2.64 percent of commercial – domestic loans, at June 30, 2002, compared to $3.1 billion, or 2.64 percent, at December 31, 2001. Commercial – domestic loans past due 90 days or more and still accruing interest were $127 million at June 30, 2002, compared to $175 million at December 31, 2001.

Commercial – foreign loans outstanding totaled $21.7 billion and $23.0 billion at June 30, 2002 and December 31, 2001, respectively. Commercial – foreign loan net charge-offs increased $77 million to $168 million for the six months ended June 30, 2002 compared to the same period in 2001. Nonperforming commercial – foreign loans increased to $980 million, or 4.52 percent of commercial – foreign loans, at June 30, 2002, compared to $461 million, or 2.00 percent, at December 31, 2001. The increase in nonperforming commercial – foreign loans was primarily concentrated in Argentina. At June 30, 2002 and December 31, 2001, Argentina-related nonperforming loans were $338 million and $40 million, respectively. Commercial – foreign loans past due 90 days or more and still accruing interest were $34 million at June 30, 2002, compared to $6 million at December 31, 2001. For additional information, see the International Exposure discussion beginning on page 53.

Commercial real estate – domestic loans totaled $20.9 billion and $22.3 billion at June 30, 2002 and December 31, 2001, respectively. Net charge-offs were $22 million and $18 million for the six months ended June 30, 2002 and 2001, respectively. Nonperforming commercial real estate – domestic loans were $202 million, or 0.96 percent of commercial real estate – domestic loans, at June 30, 2002, compared to $240 million, or 1.08 percent, at December 31, 2001. At June 30, 2002, commercial real estate – domestic loans past due 90 days or more and still accruing interest were $4 million compared to $40 million at December 31, 2001. Table Thirteen displays commercial real estate loans, including the portion of such loans which were nonperforming, foreclosed properties and other real estate credit exposures by geographic region and property type.

Table Fourteen presents aggregate commercial loan and lease exposures by certain significant industries.

Consumer Portfolio

At June 30, 2002 and December 31, 2001, total consumer loans outstanding were $189.3 billion and $165.3 billion, respectively. Approximately 70 percent and 65 percent of these loans were secured by first and second mortgages on residential real estate at June 30, 2002 and December 31, 2001, respectively.

Residential mortgage loans increased $24.6 billion to $102.8 billion at June 30, 2002 compared to December 31, 2001. Net charge-offs on residential mortgage loans were $19 million and $13 million for the six months ended June 30, 2002 and 2001, respectively. Nonperforming residential mortgage loans were $503 million, or 0.49 percent of residential mortgage loans, at June 30, 2002, compared to $556 million, or 0.71 percent, at December 31, 2001. This decrease was primarily due to the sale of nonperforming residential mortgage loans during the first quarter of 2002.

Home equity lines increased $872 million to $23.0 billion at June 30, 2002 compared to December 31, 2001. Net charge-offs on home equity lines were $15 million and $10 million for the six months ended June 30, 2002 and 2001, respectively. Nonperforming home equity lines were $64 million, or 0.28 percent of home equity lines, at June 30, 2002, compared to $80 million, or 0.36 percent, at December 31, 2001.

Consumer finance loans outstanding decreased $2.1 billion to $10.5 billion at June 30, 2002 compared to December 31, 2001, as runoff continued in the auto leasing and manufactured housing portfolios. Since December 31, 2000, the consumer finance portfolio has been reduced by $25.9 billion. On August 15, 2001, the Corporation announced the exit of the subprime real estate lending and auto leasing businesses. At the exit date, the auto lease portfolio consisted of approximately 495,000 units with total residual exposure of $6.8 billion. At June 30, 2002, approximately 308,000 units remained with a residual exposure of $4.1 billion. Approximately $100 million of subprime real estate loans remain in loans held for sale included in other assets at June 30, 2002. Net charge-offs on consumer finance loans decreased $76 million to $124 million for the six months ended June 30, 2002 compared to the same period in 2001. The decrease in charge-offs was primarily due to the exit of the subprime real estate lending business in the third quarter of 2001. Consumer finance nonperforming loans were $8 million, or 0.08 percent of consumer finance loans, at June 30, 2002, compared to $9 million, or 0.07 percent, at December 31, 2001. At June 30, 2002, consumer finance loans past due 90 days or more and still accruing interest were $26 million compared to $46 million at December 31, 2001.

Bankcard receivables totaled $21.2 billion at June 30, 2002, compared to $19.9 billion at December 31, 2001. Bankcard loans past due 90 days or more and still accruing interest were $360 million, or 1.70 percent of bankcard receivables, at June 30, 2002, compared to $332 million, or 1.67 percent, at December 31, 2001. Net charge-offs on bankcard receivables increased $227 million to $510 million for the six months ended June 30, 2002 compared to the same period in 2001. Managed bankcard net losses increased $185 million to $730 million, while the managed net loss ratio increased 85 basis points to 5.51 percent for the six months ended June 30, 2002 compared to the same period in 2001. The increase in net losses was primarily a result of growth and seasoning in portfolio outstandings and a weaker economic environment. Seasoning refers to the length of time passed since an account was opened. The potential for charge-off increases as the account matures. The seasoning of our growing bankcard receivables portfolio will continue to place upward pressure on the net loss ratio.

Other consumer loans, which include direct and indirect consumer and foreign consumer loans, were $31.9 billion and $32.4 billion at June 30, 2002 and December 31, 2001, respectively. Direct and indirect consumer loan net charge-offs were $102 million and $100 million for the six months ended June 30, 2002 and 2001, respectively. Foreign consumer loan net charge-offs were $1 million and $2 million for the six months ended June 30, 2002 and 2001, respectively.

Excluding bankcard, total consumer loans past due 90 days or more and still accruing interest were $80 million at June 30, 2002, compared to $127 million at December 31, 2001.

Nonperforming Assets

As presented in Table Ten, nonperforming assets remained relatively stable at $4.9 billion, or 1.45 percent of loans, leases and foreclosed properties, at June 30, 2002 compared to December 31, 2001. Nonperforming loans increased to $4.6 billion, or 1.36 percent of loans and leases, at June 30, 2002 from $4.5 billion, or 1.37 percent, at December 31, 2001. Foreclosed properties totaled $297 million at June 30, 2002, compared to $402 million at December 31, 2001. Nonperforming assets continued to be affected by the weakened economic environment. Sales of nonperforming assets during the six months ended June 30, 2002 totaled $414 million, comprised of $209 million of nonperforming commercial loans, $105 million of nonperforming consumer loans and $100 million of foreclosed properties.

Table Eleven presents the additions to and reductions in nonperforming assets in the commercial and consumer portfolios during the most recent five quarters.

Table Eleven

Nonperforming Assets Activity

(Dollars in millions)	Second Quarter 2002	First Quarter 2002	Fourth Quarter 2001	Third Quarter 2001	Second Quarter 2001
Balance, beginning of period	$4,992	$4,908	$4,523	$6,195	$5,897

Commercial
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	1,123	1,373	1,345	761	1,376
Advances on loans	124	24	106	32	33

Total commercial additions	1,247	1,397	1,451	793	1,409

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(598)	(570)	(300)	(635)	(732)
Returns to performing status	(48)	(33)	(82)	(86)	(19)
Charge-offs (1)	(582)	(538)	(784)	(513)	(525)

Total commercial reductions	(1,228)	(1,141)	(1,166)	(1,234)	(1,276)

Total commercial net additions to (reductions in) nonperforming assets	19	256	285	(441)	133

Consumer
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	405	375	374	694	836

Total consumer additions	405	375	374	694	836

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(223)	(318)	(174)	(413)	(159)
Returns to performing status	(240)	(265)	(181)	(256)	(440)
Charge-offs (1)	(24)	(29)	(22)	(69)	(69)
Transfers (to) from assets held for sale (2, 3)	10	65	103	(1,187)	(3)

Total consumer reductions	(477)	(547)	(274)	(1,925)	(671)

Total consumer net additions to (reductions in) nonperforming assets	(72)	(172)	100	(1,231)	165

Total net additions to (reductions in) nonperforming assets	(53)	84	385	(1,672)	298

Balance, end of period	$4,939	$4,992	$4,908	$4,523	$6,195

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

The Corporation’s investment in specific loans that were considered to be impaired in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at June 30, 2002 was $3.8 billion compared to $3.9 billion at December 31, 2001. Commercial—domestic impaired loans decreased $496 million to $2.6 billion at June 30, 2002 compared to December 31, 2001. Commercial—foreign impaired loans increased $489 million to $990 million. Commercial real estate—domestic impaired loans decreased $45 million to $195 million.

Allowance for Credit Losses

The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. Additional information on the allowance for credit losses is included in the Corporation’s 2001 Annual Report on page 59.

Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged off amounts are credited to the allowance for credit losses.

The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the exercise of considerable judgment. After review of all relevant matters affecting collectibility, management believes that the allowance for credit losses is appropriate given its analysis of estimated incurred credit losses at June 30, 2002. Table Twelve presents the activity in the allowance for credit losses for the three months and six months ended June 30, 2002 and 2001.

Table Twelve

Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2002	2001	2002	2001
Balance, beginning of period	$6,869	$6,900	$6,875	$6,838

Loans and leases charged off
Commercial—domestic	(457)	(457)	(924)	(904)
Commercial—foreign	(123)	(69)	(197)	(108)
Commercial real estate—domestic	(11)	(14)	(26)	(22)

Total commercial	(591)	(540)	(1,147)	(1,034)

Residential mortgage	(11)	(11)	(25)	(20)
Home equity lines	(11)	(7)	(22)	(15)
Direct/Indirect consumer (1)	(78)	(83)	(184)	(174)
Consumer finance (1)	(72)	(116)	(168)	(270)
Bankcard	(300)	(178)	(571)	(321)
Other consumer—domestic	(13)	(14)	(27)	(32)
Foreign consumer	—	(1)	(1)	(2)

Total consumer	(485)	(410)	(998)	(834)

Total loans and leases charged off	(1,076)	(950)	(2,145)	(1,868)

Recoveries of loans and leases previously charged off
Commercial—domestic	74	49	171	81
Commercial—foreign	4	12	29	17
Commercial real estate—domestic	3	2	4	4

Total commercial	81	63	204	102

Residential mortgage	3	4	6	7
Home equity lines	4	3	7	5
Direct/Indirect consumer (1)	40	39	82	74
Consumer finance (1)	23	28	44	70
Bankcard	31	20	61	38
Other consumer—domestic	6	6	13	12

Total consumer	107	100	213	206

Total recoveries of loans and leases previously charged off	188	163	417	308

Net charge-offs	(888)	(787)	(1,728)	(1,560)

Provision for credit losses	888	800	1,728	1,635
Other, net	4	(2)	(2)	(2)

Balance, June 30	$6,873	$6,911	$6,873	$6,911

Loans and leases outstanding at June 30	$340,394	$380,425	$340,394	$380,425
Allowance for credit losses as a percentage of loans and leases outstanding at June 30	2.02%	1.82%	2.02%	1.82%
Average loans and leases outstanding during the period	$335,684	$383,500	$331,765	$385,683
Annualized net charge-offs as a percentage of average outstanding loans and leases during the period	1.06%	0.82%	1.05%	0.82%
Allowance for credit losses as a percentage of nonperforming loans at June 30	148.08	118.16	148.08	118.16
Ratio of the allowance for credit losses at June 30 to annualized net charge-offs	1.93	2.19	1.97	2.20

(1)	In the second quarter of 2002, the auto lease receivable portfolio was reclassified from direct/indirect consumer loans to consumer finance loans for all periods presented.

Concentrations of Credit Risk

The Corporation maintains a diverse commercial loan portfolio, representing 44 percent of total loans and leases at June 30, 2002. The largest concentration is in commercial real estate, which represents six percent of total loans and leases at June 30, 2002. The exposures presented in Table Thirteen represent credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The exposures included in the table do not include credit extensions which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the exposures presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

Table Thirteen

Commercial Real Estate Loans, Foreclosed Properties and Other Real Estate Credit Exposure
	June 30, 2002
	Loans		Foreclosed Properties (1)	Other Credit Exposure (2)
(Dollars in millions)	Outstanding	Nonperforming
By Geographic Region (3)
California	$5,063	$75	$9	$1,301
Southwest	3,008	26	5	972
Florida	2,389	25	15	665
Northwest	2,274	8	1	252
Geographically diversified	1,548	—	—	2
Midwest	1,547	17	11	758
Carolinas	1,481	9	6	401
Mid-Atlantic	1,399	18	5	471
Midsouth	1,154	9	2	496
Northeast	748	9	10	424
Other states	329	6	76	12
Non-US	404	3	—	1

Total	$21,344	$205	$140	$5,755

By Property Type
Office buildings	$4,457	$22	6	$1,005
Apartments	3,579	19	—	1,917
Residential	3,070	24	—	232
Shopping centers/retail	2,722	20	—	1,225
Industrial/warehouse	1,813	31	12	174
Land and land development	1,427	1	5	29
Hotels/motels	959	25	10	47
Multiple use	698	1	—	182
Miscellaneous commercial	480	8	1	273
Unsecured	252	—	—	404
Other	1,483	51	106	266
Non-US	404	3	—	1

Total	$21,344	$205	$140	$5,755

(1)	Foreclosed properties includes commercial real estate loans only.
(2)	Other credit exposures include letters of credit and loans held for sale.
(3)	Distribution based on geographic location of collateral.

Table Fourteen presents the ten largest industries included in the commercial loan and lease portfolio at June 30, 2002 and the respective balances at December 31, 2001. Total commercial loans outstanding, excluding commercial real estate loans, comprised 38 percent and 43 percent of total loans and leases at June 30, 2002 and December 31, 2001, respectively. No commercial industry concentration was greater than three percent of total loans and leases at June 30, 2002.

Table Fourteen

Significant Industry Loans and Leases (1)
	June 30, 2002		December 31, 2001
(Dollars in millions)	Outstanding	Percent of Total Loans and Leases	Outstanding	Percent of Total Loans and Leases
Transportation	$9,380	2.8%	$10,350	3.1%
Media	6,903	2.0	6,704	2.0
Business services	6,899	2.0	7,569	2.3
Equipment and general manufacturing	5,533	1.6	6,648	2.0
Agribusiness	5,471	1.6	6,390	1.9
Autos	5,022	1.5	5,290	1.6
Education and government	4,868	1.4	4,198	1.3
Healthcare and pharmaceuticals	4,800	1.4	5,444	1.7
Utilities	4,336	1.3	3,759	1.1
Retail	4,215	1.2	4,450	1.4
Other	72,290	21.2	80,442	24.4

Total	$129,717	38.1%	$141,244	42.9%

(1)	Includes only non-real estate commercial loans and leases.

International Exposure

Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries that have been negatively impacted by global economic pressure in all three regions where the Corporation has exposure: Asia, Europe and Latin America.

In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Fifteen sets forth selected regional foreign exposure at June 30, 2002 and is based on the Federal Financial Institutions Examination Council’s (FFIEC) instructions for periodic reporting of foreign exposure. The countries selected represent those that are considered as having higher credit and foreign exchange risk. At June 30, 2002, the Corporation’s total exposure to these select countries was $20.5 billion, a decrease of $841 million from December 31, 2001, primarily due to reductions in exposure to Latin America.

During 2001, Argentina began to experience significant economic turmoil and deterioration. In response to this and as part of the Corporation’s ongoing, normal risk management process, the Corporation has reduced its credit exposure to Argentina. At June 30, 2002, the Corporation had $541 million of credit and other exposure in Argentina. Of this amount, $386 million represented traditional credit exposure (loans, letters of credit, etc.) predominantly to Argentine subsidiaries of foreign multinational companies. The Argentine government has defaulted on its bonds, and the resulting economic turmoil in the country has caused many companies to experience difficulty in servicing their debt. At June 30, 2002, the Corporation’s credit exposure related to Argentine government bonds was approximately $73 million. Nonperforming assets related to Argentina increased $298 million to $338 million during the six months ended June 30, 2002. Due to the volatility of the situation, management continues to assess its credit exposure to Argentina but believes the Corporation has adequate reserves against any losses related to its exposure.

Table Fifteen

Selected Regional Foreign Exposure

(Dollars in millions)	Loans and Loan Commitments	Other Financing (1)	Derivatives (Net Positive Mark-to- Market)	Securities/ Other Investments (2)	Total Cross- border Exposure (3)		Gross Local Country Exposure(4)	Total Binding Exposure June 30, 2002	Increase/ (Decrease) from December 31, 2001
Region/Country
Asia
China	$70	3	40	71		$184	$68	$252	$(23)
Hong Kong	173	50	139	107		469	3,492	3,961	(294)
India	521	48	54	32		655	850	1,505	(275)
Indonesia	117	—	14	21		152	4	156	(119)
Japan	599	70	400	1,965		3,034	694	3,728	483
Korea (South)	193	442	24	20		679	581	1,260	50
Malaysia	33	2	1	16		52	266	318	(28)
Pakistan	12	—	—	—		12	—	12	(7)
Philippines	70	14	3	14		101	79	180	(142)
Singapore	196	6	100	16		318	1,111	1,429	31
Taiwan	293	164	36	26		519	682	1,201	288
Thailand	67	7	16	26		116	239	355	(33)
Other	3	20	1	—		24	94	118	(2)

Total	$2,347	$826	$828	$2,314		$6,315	$8,160	$14,475	$(71)

Central and Eastern Europe
Russian Federation	$—	—	—	—	$		$7	$7	$7
Turkey	15	9	8	28		60	—	60	(67)
Other	16	21	27	319		383	37	420	154

Total	$31	$30	$35	$347		$443	$44	$487	$94

Latin America
Argentina	$331	47	24	69		471	$70	$541	$(204)
Brazil	415	320	190	204		1,129	862	1,991	(483)
Chile	135	6	8	5		154	3	157	(92)
Colombia	86	10	18	7		121	—	121	(18)
Mexico	1,121	283	107	512		2,023	208	2,231	4
Venezuela	113	4	6	104		227	—	227	(14)
Other	135	47	6	51		239	—	239	(57)

Total	$2,336	$717	$359	$952		$4,364	$1,143	$5,507	$(864)

Total	$4,714	$1,573	$1,222	$3,613		$11,122	$9,347	$20,469	$(841)

(1)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(2)
Amounts outstanding in the table above for Philippines, Argentina, Mexico, Venezuela and Latin America Other have been reduced by $10 million, $81 million, $433 million, $105 million and $32 million, respectively, at June 30, 2002, and $10 million, $0, $436 million, $105 million and $32 million, respectively, at December 31, 2001. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.

(3)
Cross-border exposure includes amounts payable to the Corporation by residents of countries other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.

(4)
Gross local country exposure includes amounts payable to the Corporation by residents of countries in which the credit is booked, regardless of the currency in which the claim is denominated. Management does not net local funding or liabilities against local exposures as allowed by the FFIEC.

Market Risk Management

Overview

The Corporation uses a comprehensive approach to market-risk management for its trading portfolio and its asset and liability management portfolios. It manages market risk related to its trading portfolio through a series of limits, including Value at Risk modeling and stress testing. Market risk related to the asset and liability management portfolios is managed through the use of sophisticated computer simulations, which model various interest rate scenarios and balance sheet trends and strategies. The various modeling techniques used in the market risk management processes are subject to numerous limitations and assumptions. More detailed information on the Corporation’s market risk management processes is included in the Corporation’s 2001 Annual Report on pages 64 to 70.

Trading Portfolio

Market risk-related revenue includes trading account profits and trading related net interest income, which encompass both proprietary trading and customer-related activities. During 2002, the Corporation has continued its efforts to build on its client franchise and reduce the proportion of proprietary trading revenue to total revenue. The results of these efforts can be seen in the histogram below. During the twelve months ended June 30, 2002, the Corporation recorded positive daily market risk-related revenue for 213 of 249 trading days. Of the 36 days that showed negative revenue, 15 days were greater than $10 million.

Value at Risk

Value at Risk (VAR) is the key measure of market risk for the Corporation. VAR represents an estimation of the maximum amount that the Corporation has placed at risk of loss, with a 99 percent degree of confidence, in the course of its risk taking activities. VAR’s purpose is to quantify the amount of capital required to absorb potential losses from adverse market movements based on the model’s assumptions. Since the third quarter of 2000, the Corporation has been migrating its trading books to a historical simulation approach. This approach utilizes historical market conditions that existed over the last three years to derive estimates of trading risk and provides for the natural aggregation of trading risks across different groups. The effects of correlation and diversification are embedded in these calculations. The completion of the migration is expected to take place during the second half of 2002. While the transition is taking place, the square root of the sum of squares method is used to aggregate and correlate risk.

As the following graph shows, during the twelve months ended June 30, 2002, actual market risk-related revenue exceeded VAR measures six days out of 249 total trading days. During the same period, actual market risk-related losses exceeded VAR measures one day out of 249 total trading days. Driving these results were the extreme market conditions immediately following the events of September 11, 2001 and the volatility in the equity markets and widening of credit spreads in the debt markets, which occurred late in the second quarter of 2002.

The following table summarizes the VAR in the Corporation’s trading portfolios for the twelve months ended June 30, 2002 and 2001:

Table Sixteen

Trading Activities Market Risk

	Twelve Months Ended June 30
	2002			2001
(US Dollar equivalents in millions)	Average VAR (1)	High VAR (2)	Low VAR (2)	Average VAR (1)	High VAR (2)	Low VAR (2)
Foreign exchange	$4.8	$11.2	$0.5	$9.0	$15.5	$5.0
Interest rate	30.4	47.0	17.3	31.3	46.2	16.3
Credit trading (3)	13.0	21.6	6.5	8.0	16.9	3.0
Real estate/mortgage (4)	27.1	61.6	8.6	23.7	55.5	8.3
Equities and equity derivatives	13.0	19.1	4.3	19.3	41.5	5.5
Commodities	7.1	10.9	1.5	2.4	5.7	0.5
Total trading portfolio	46.7	69.8	29.7	48.1	69.9	25.1

(1)	The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)	Credit trading includes fixed income and credit portfolio management.
(4)
Real estate/mortgage, which is included in the credit trading category in the Trading-Related Revenue table in Note Two of the consolidated financial statements, includes capital market real estate and mortgage banking certificates.

Total trading portfolio VAR decreased slightly during the twelve months ended June 30, 2002 relative to the twelve months ended June 30, 2001. The migration of trading books to a historical simulation approach has resulted in a lower VAR in equities and foreign exchange and a higher VAR in commodities. VAR was not restated for previous quarters.

The following table summarizes the quarterly VAR in the Corporation’s trading portfolios for the most recent four quarters:

Table Seventeen

Quarterly Trading Activities Market Risk

	Second Quarter 2002			First Quarter 2002			Fourth Quarter 2001			Third Quarter 2001
(US Dollar equivalents in millions)	Average VAR (1)	High VAR (2)	Low VAR (2)	Average VAR (1)	High VAR (2)	Low VAR (2)	Average VAR (1)	High VAR (2)	Low VAR (2)	Average VAR (1)	High VAR (2)	Low VAR (2)
Foreign exchange	$3.0	$6.9	$0.5	$3.3	$6.4	$1.5	$5.2	$10.4	$1.9	$7.6	$11.2	$5.2
Interest rate	29.3	34.0	25.2	26.3	38.9	17.3	31.9	39.4	24.4	34.4	47.0	23.0
Credit trading(3)	17.0	21.6	13.1	7.9	10.4	6.5	13.9	17.3	8.8	13.0	15.8	10.3
Real estate/mortgage(4)	17.7	30.4	8.6	33.4	61.6	14.4	24.7	39.0	15.2	32.9	41.5	23.2
Equities and equity derivatives	7.7	12.3	4.3	14.2	18.2	10.9	13.9	16.5	11.4	16.2	19.1	12.7
Commodities	7.7	10.2	3.4	8.2	10.6	6.2	7.8	10.9	5.7	4.8	8.2	1.5
Total trading portfolio	40.4	49.4	33.7	47.9	69.8	29.7	46.0	57.0	35.8	53.1	63.3	45.4

(1)	The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)	Credit trading includes fixed income and credit portfolio management.
(4)
Real estate/mortgage, which is included in the credit trading category in the Trading-Related Revenue table in Note Two of the consolidated financial statements, includes capital market real estate and mortgage banking certificates.

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

The fair values of contracts outstanding for asset positions and liability positions at June 30, 2002, net of the effect of legally enforceable master netting agreements, were $1.2 billion and $1.1 billion, respectively. The fair values of contracts outstanding for asset positions and liability positions at December 31, 2001, net of the effect of legally enforceable master netting agreements, were $1.3 billion and $1.0 billion, respectively.

The Corporation controls and manages its commodity risk through the use of VAR limits. See Tables Sixteen and Seventeen for further details.

Asset and Liability Management Activities

Non-Trading Portfolio

The Corporation’s Asset and Liability Management (ALM) process, managed through the Asset and Liability Subcommittee of the Finance Committee, is used to manage interest rate risk through structuring balance sheet portfolios and identifying and linking derivative positions to specific assets and liabilities. Interest rate risk represents the only material market risk exposure to the Corporation’s non-trading financial instruments.

The Corporation specifically reviews the impact on net interest income of parallel and non-parallel shifts in the yield curve over different time horizons. At June 30, 2002, the Federal Funds rate was 1.75 percent. The Corporation has positioned its ALM portfolio to be neutral against an anticipated rising rate environment with a flattening yield curve. As a result, the interest rate risk position of the Corporation was relatively neutral to a parallel shift upward in the yield curve as the impact on net interest income of a 100 basis point parallel shift, over twelve months would be slightly favorable, but less than one percent. While further material declines in interest rates are unlikely, the impact on net interest income of a 100 basis point parallel shift down over 12 months would be less than negative two percent.

Interest Rate and Foreign Exchange Contracts

Risk management interest rate contracts and foreign exchange contracts are utilized in the Corporation’s ALM process. The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.

Table Eighteen reflects the notional amounts, fair value, weighted average receive and pay rates, expected maturity and estimated duration of the Corporation’s ALM derivatives at June 30, 2002 and December 31, 2001. Fair values will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet positions should not be viewed in isolation.

Consistent with the Corporation’s strategy of managing interest rate sensitivity, the net receive fixed interest rate swap notional position declined by $28.5 billion to $14.5 billion at June 30, 2002. At June 30, 2002, the notional amount of option products being used in the Corporation’s ALM process netted to zero, consisting of $36.0 billion long option positions and $36.0 billion short option positions.

The amount of unamortized net realized deferred gains associated with closed ALM swaps was $714 million and $966 million at June 30, 2002 and December 31, 2001, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $282 million and $114 million at June 30, 2002 and December 31, 2001, respectively. The amount of unamortized net realized deferred gains associated with closed ALM futures and forward contracts was $12 million at June 30, 2002. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $9 million at December 31, 2001. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at June 30, 2002 and December 31, 2001. Of these unamortized net realized deferred gains, $620 million and $1.0 billion was included in accumulated other comprehensive income at June 30, 2002 and December 31, 2001, respectively.

Table Eighteen

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

	June 30, 2002
(Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		Total	2002	2003	2004	2005	2006	After 2006
Open interest rate contracts
Total receive fixed swaps	$2,158								4.49
Notional amount		$71,336	$962	$253	$447	$12,084	$10,750	$46,840
Weighted average receive rate		5.49%	7.01%	8.68%	4.96%	4.99%	5.29%	5.62%
Total pay fixed swaps	(1,118)								6.66
Notional amount		$56,789	$845	$10,092	$7,045	$2,915	$74	$35,818
Weighted average pay rate		4.96%	6.97%	3.49%	3.49%	6.57%	5.47%	5.48%
Basis swaps	(3)
Notional amount		$15,700	$—	$—	$9,000	$500	$4,400	$1,800

Total swaps	1,037

Option products	(51)
Notional amount

Total open interest rate contracts	986

Closed interest rate contracts (1)	1,008

Net interest rate contract position	1,994

Open foreign exchange contracts	67
Notional amount		$4,912	$154	$194	$561	$159	$1,626	$2,218

Total ALM contracts	$2,061

	December 31, 2001
(Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		T otal	2002	2003	2004	2005	2006	After 2006
Open interest rate contracts
Total receive fixed swaps	$784								4.68
Notional amount		$64,472	$1,510	$266	$10,746	$8,341	$9,068	$34,001
Weighted average receive rate		5.74%	7.04%	8.27%	5.31%	5.79%	5.37%	5.89%
Total pay fixed swaps	(322)								2.26
Notional amount		$21,445	$11,422	$4,319	$122	$2,664	$60	$2,858
Weighted average pay rate		3.97%	2.61%	4.21%	6.09%	6.77%	5.83%	6.34%
Basis swaps	—
Notional amount		$15,700	$—	$—	$9,000	$500	$4,400	$1,800

Total swaps	462

Option products	105
Notional amount		$7,000	$—	$7,000

Total open interest rate contracts	567

Closed interest rate contracts (1)	1,071

Net interest rate contract position	1,638

Open foreign exchange contracts	(285)
Notional amount		$6,968	$465	$283	$576	$1,180	$2,335	$2,129

Total ALM contracts	$1,353

In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the date the loan is delivered to the secondary market. To manage this risk, the Corporation enters into various financial instruments including forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $29.9 billion at June 30, 2002 with associated net unrealized losses of $60 million. At December 31, 2001, the notional amount of such contracts was $27.8 billion with associated net unrealized gains of $69 million. These contracts have an average expected maturity of less than 90 days.

The Corporation manages risk associated with the impact of changes in prepayment rates on certain mortgage banking assets using various financial instruments including purchased options and swaps. The notional amounts of such contracts at June 30, 2002 and December 31, 2001 were $65.6 billion and $65.1 billion, respectively. The related net unrealized gain was $350 million and $301 million at June 30, 2002 and December 31, 2001, respectively. These amounts are included in the Derivatives table in Note Three of the consolidated financial statements.

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

The Corporation employs various liquidity modeling techniques and metrics. A commonly used measure of banking liquidity is the loan-to-deposit ratio. The Corporation’s loan-to-core deposit ratio was 105 percent at June 30, 2002 and 99 percent at December 31, 2001. In addition, average short-term borrowings decreased $4.6 billion, or five percent, for the six months ended June 30, 2002 compared to the same period in 2001.

Recently Issued Accounting Pronouncements

See Note One of the consolidated financial statements beginning on page 82 of the Corporation’s 2001 Annual Report for information on recently issued pronouncements.

Table Nineteen

Selected Quarterly Financial Data

	2002 Quarters
(Dollars in millions, except per share information)	Second	First
Income statement
Net interest income	$5,094	$5,153
Net interest income (taxable-equivalent basis)	5,262	5,247
Noninterest income	3,481	3,440
Total revenue	8,575	8,593
Total revenue (taxable-equivalent basis)	8,743	8,687
Provision for credit losses	888	840
Gains (losses) on sales of securities	93	44
Noninterest expense	4,490	4,494
Income before income taxes	3,290	3,303
Income tax expense	1,069	1,124
Net income	2,221	2,179
Average common shares issued and outstanding (in thousands)	1,533,783	1,543,471
Average diluted common shares issued and outstanding (in thousands)	1,592,250	1,581,848

Performance ratios
Shareholder value added	$834	$832
Return on average assets	1.38%	1.39%
Return on average common shareholders’ equity	18.47	18.64
Total equity to total assets (period-end)	7.48	7.77
Total average equity to total average assets	7.47	7.44
Efficiency ratio	51.34	51.74
Net interest yield	3.75	3.85
Dividend payout ratio	41.40	42.48

Per common share data
Earnings	$1.45	$1.41
Diluted earnings	1.40	1.38
Cash dividends paid	0.60	0.60
Book value	31.47	31.15

Average balance sheet
Total loans and leases	$335,684	$327,801
Total assets	646,599	637,678
Core deposits	325,994	321,744
Total deposits	365,986	364,403
Common shareholders’ equity	48,213	47,392
Total shareholders’ equity	48,274	47,456

Risk-based capital ratios (period-end)
Tier 1 capital	8.09%	8.48%
Total capital	12.42	12.93
Leverage ratio	6.47	6.72

Market price per share of common stock
Closing	$70.36	$68.02
High	77.08	69.61
Low	66.82	57.51

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Management” on page 54 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica’s losses relating to D.E. Shaw Securities Group, L.P. (“D.E. Shaw”) and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998 (the “Proxy Statement”), falsely stated that the merger between NationsBank Corporation (NationsBank) and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes (the “Classes”) consisting generally of persons who were stockholders of NationsBank or BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss. A former NationsBank stockholder who opted out of the NationsBank shareholder Class also commenced an action in the Missouri federal court (the “Opt-Out Action”) asserting claims substantially similar to the claims related to D.E. Shaw set forth in the consolidated action. Similar class actions have been filed in California state courts. Plaintiffs in one such class action, brought on behalf of California residents who owned BankAmerica stock, claim that the Proxy Statement falsely stated that the merger would be one of equals. Plaintiffs in that matter have been included in the federal action as part of the BankAmerica shareholder Class and will not be proceeding in California state court. Other California state court class actions were consolidated, but have not been certified as class actions. The Missouri federal court enjoined prosecution of those consolidated cases as a class action. The plaintiffs who were enjoined appealed to the United States Court of Appeals for the Eighth Circuit, which upheld the district court’s injunction. Those plaintiffs sought review in the United States Supreme Court, which was denied.

In February of 2002, the Corporation reached an agreement, subject to judicial approval, to settle the Class actions. The proposed settlement provides for payment of $333 million to the NationsBank Classes and $157 million to the BankAmerica Classes. The Corporation agreed to the proposed settlement without admitting liability. The proposed settlement will be paid from existing litigation reserves and insurance and is not expected to have a further impact on the Corporation’s financial results. After preliminary approval of the settlement, shareholders were notified of the terms and given an opportunity to object. On May 30, 2002, the Missouri federal court heard objections to the settlement. Subsequently, the Missouri federal court determined that the amount of the settlement is fair, reasonable and adequate, but rejected its terms due to the plan of allocation submitted by counsel for the BankAmerica subclasses. Counsel for those subclasses has submitted a revised plan of allocation to address the Court’s concerns. An objection to the revised plan of allocation has been filed and is pending. The Missouri federal court has extended the time for shareholders to submit claims to participate in the settlement until October 13, 2002. On March 15, 2002, the Missouri federal court dismissed the Opt-Out Action with prejudice following a settlement.

On July 30, 2001, the Securities and Exchange Commission issued a cease-and-desist order finding violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 promulgated thereunder, with respect to BankAmerica’s accounting for, and the disclosures relating to, the D.E. Shaw relationship. The Corporation consented to the order without admitting or denying the findings. In the Matter of BankAmerica Corp., Exch. Act Rel. No. 44613, Acctg & Audit. Enf. Rel. No. 1249, Admin. Proc. No. 3-10541.

Item 2.     Changes in Securities and Use of Proceeds

As part of its share repurchase program, during the second quarter of 2002, the Corporation sold put options to purchase an aggregate of two million shares of Common Stock. These put options were sold to an independent third party for an aggregate purchase price of $13 million. The put options have exercise prices ranging from $69.37 per share to $70.72 per share and expiration dates in March 2003. The put option contracts allow the Corporation to determine the method of settlement. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

At June 30, 2002, the Corporation had six million put options outstanding with exercise prices ranging from $61.82 per share to $70.72 per share and expiration dates ranging from September 2002 to March 2003.

Item 4.     Submission of Matters to a Vote of Security Holders

a.    The Annual Meeting of Stockholders was held on April 24, 2002.

b.    The following are the voting results on each matter submitted to the stockholders:

1.    To elect 18 directors

	For	Against or Withheld
John R. Belk	1,274,228,533	33,114,166
Charles W. Coker	1,280,869,174	26,473,525
Frank Dowd, IV	1,266,035,393	41,307,306
Kathleen F. Feldstein	1,281,349,930	25,992,769
Paul Fulton	1,266,442,365	40,900,334
Donald E. Guinn	1,273,822,137	33,520,562
James H. Hance, Jr.	1,281,101,334	26,241,365
C. Ray Holman	1,281,357,789	25,984,910
Kenneth D. Lewis	1,281,537,150	25,805,549
Walter E. Massey	1,280,871,924	26,470,775
C. Steven McMillan	1,281,592,134	25,750,565
Patricia E. Mitchell	1,272,015,031	35,327,668
O. Temple Sloan, Jr.	1,273,657,071	33,685,628
Meredith R. Spangler	1,274,234,513	33,108,186
Ronald Townsend	1,272,865,805	34,476,894
Peter V. Ueberroth	1,280,446,348	26,896,351
Jackie M. Ward	1,275,691,266	31,651,433
Virgil R. Williams	1,269,699,186	37,643,513

2.    To ratify the selection of PricewaterhouseCoopers LLP as our independent public accountants for 2002

For	Against or Withheld	Abstentions	Broker Nonvotes
1,253,006,634	44,136,518	10,049,799	149,748

3.    To approve the 2003 Key Associate Stock Plan

For	Against or Withheld	Abstentions	Broker Nonvotes
849,361,822	239,245,100	16,960,756	201,775,021

4.    To consider a stockholder proposal regarding the annual meeting location

For	Against or Withheld	Abstentions	Broker Nonvotes
61,932,164	1,022,209,924	21,447,349	201,753,262

5.    To consider a stockholder proposal regarding the nomination of directors

For	Against or Withheld	Abstentions	Broker Nonvotes
59,450,217	1,023,517,491	22,610,871	201,764,120

6.    To consider a stockholder proposal regarding future severance agreements

For	Against or Withheld	Abstentions	Broker Nonvotes
541,545,887	526,141,110	37,776,449	201,879,253

Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit 11—Earnings Per Share Computation—included in Note Eight of the consolidated financial statements

Exhibit 12—Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 99.1—Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)  Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2002:

Current Report on Form 8-K dated and filed April 15, 2002, Items 5, 7 and 9.

Current Report on Form 8-K dated April 17, 2002 and filed April 23, 2002, Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF AMERICA CORPORATION
Registrant

/s/ MARC D. OKEN
Marc D. Oken Executive Vice President and Principal Financial Executive (Duly Authorized Officer and Chief Accounting Officer)

Date:    August 14, 2002

BANK OF AMERICA CORPORATION
FORM 10-Q
INDEX TO EXHIBITS

Exhibit	Description

11	Earnings Per Share Computation—included in Note Eight of the consolidated financial statements

12	Ratio of Earnings to Fixed Charges and Preferred Dividends

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002