Form 10-Q
period 2002-09-30
BANK OF AMERICA CORP /DE/
filed 2002-11-08
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file number: 1-6523

Exact name of registrant as specified in its charter:

Bank of America Corporation

State of incorporation:

Delaware

IRS Employer Identification Number:

56-0906609

Address of principal executive offices:

Bank of America Corporate Center
Charlotte, North Carolina 28255

Registrant’s telephone number, including area code:

(704) 386-8486

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☑     No    ☐

On October 31, 2002, there were 1,496,698,614 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

September 30, 2002 Form 10-Q

INDEX

Part I Financial Information

Part I. Financial Information
Item 1. Financial Statements

Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2002	2001	2002	2001
Interest income
Interest and fees on loans and leases	$5,553	$6,543	$16,528	$21,455
Interest and dividends on securities	1,104	892	2,974	2,631
Federal funds sold and securities purchased under agreements to resell	177	321	662	1,161
Trading account assets	1,006	930	2,832	2,712
Other interest income	345	636	1,044	1,529

Total interest income	8,185	9,322	24,040	29,488

Interest expense
Deposits	1,414	2,097	4,142	7,173
Short-term borrowings	526	869	1,532	3,467
Trading account liabilities	342	285	971	887
Long-term debt	601	867	1,846	3,088

Total interest expense	2,883	4,118	8,491	14,615

Net interest income	5,302	5,204	15,549	14,873
Noninterest income
Consumer service charges	763	712	2,189	2,120
Corporate service charges	585	528	1,717	1,538

Total service charges	1,348	1,240	3,906	3,658

Consumer investment and brokerage services	373	386	1,174	1,164
Corporate investment and brokerage services	174	142	522	415

Total investment and brokerage services	547	528	1,696	1,579

Mortgage banking income	218	109	545	426
Investment banking income	318	305	1,123	1,106
Equity investment gains (losses)	(216)	22	(226)	340
Card income	685	618	1,881	1,792
Trading account profits(1)	71	433	679	1,508
Other income	249	174	537	541

Total noninterest income	3,220	3,429	10,141	10,950

Total revenue	8,522	8,633	25,690	25,823
Provision for credit losses	804	1,251	2,532	2,886
Gains on sales of securities	189	97	326	82
Noninterest expense
Personnel	2,368	2,304	7,200	7,239
Occupancy	457	448	1,330	1,309
Equipment	291	273	832	835
Marketing	210	165	550	516
Professional fees	126	144	339	411
Amortization of intangibles	54	219	164	665
Data processing	295	175	726	552
Telecommunications	119	121	361	368
Other general operating	700	757	2,102	2,186
Business exit costs	—	1,305	—	1,305

Total noninterest expense	4,620	5,911	13,604	15,386

Income before income taxes	3,287	1,568	9,880	7,633
Income tax expense	1,052	727	3,245	2,899

Net income	$2,235	$841	$6,635	$4,734

Net income available to common shareholders	$2,233	$839	$6,631	$4,730

Per common share information
Earnings	$1.49	$0.52	$4.34	$2.95

Diluted earnings	$1.45	$0.51	$4.22	$2.90

Dividends	$0.60	$0.56	$1.80	$1.68

Average common shares issued and outstanding (in thousands)	1,504,017	1,599,692	1,526,946	1,603,340

(1)
Trading account profits for the nine months ended September 30, 2001 included the $83 million, or $0.03 per share, transition adjustment loss resulting from the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) on January 1, 2001.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet

(Dollars in millions)	September 30 2002	December 31 2001
Assets
Cash and cash equivalents	$24,469	$26,837
Time deposits placed and other short-term investments	6,397	5,932
Federal funds sold and securities purchased under agreements to resell (includes $40,353 and $27,910 pledged as collateral)	40,371	28,108
Trading account assets (includes $21,758 and $22,550 pledged as collateral)	56,907	47,344
Derivative assets	32,838	22,147
Securities:
Available-for-sale (includes $49,610 and $37,422 pledged as collateral)	88,571	84,450
Held-to-maturity, at cost (market value — $975 and $1,009)	1,010	1,049

Total securities	89,581	85,499

Loans and leases	341,091	329,153
Allowance for credit losses	(6,861)	(6,875)

Loans and leases, net of allowance for credit losses	334,230	322,278

Premises and equipment, net	6,758	6,414
Mortgage banking assets	2,129	3,886
Goodwill	11,389	10,854
Core deposits and other intangibles	1,127	1,294
Other assets	53,812	61,171

Total assets	$660,008	$621,764

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$116,847	$112,064
Interest-bearing	228,174	220,703
Deposits in foreign offices:
Noninterest-bearing	1,928	1,870
Interest-bearing	30,466	38,858

Total deposits	377,415	373,495

Federal funds purchased and securities sold under agreements to repurchase	61,823	47,727
Trading account liabilities	26,031	19,452
Derivative liabilities	23,701	14,868
Commercial paper	149	1,558
Other short-term borrowings	34,272	20,659
Accrued expenses and other liabilities	22,393	27,459
Long-term debt	59,954	62,496
Trust preferred securities	6,031	5,530

Total liabilities	611,769	573,244

Commitments and contingencies (Note Seven)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 1,391,749 and 1,514,478 shares	60	65
Common stock, $0.01 par value; authorized — 5,000,000,000 shares; issued and outstanding — 1,502,161,891 and 1,559,297,220 shares	674	5,076
Retained earnings	46,870	42,980
Accumulated other comprehensive income	613	437
Other	22	(38)

Total shareholders’ equity	48,239	48,520

Total liabilities and shareholders’ equity	$660,008	$621,764

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Other	Total Shareholders' Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2000	$72	1,613,632	$8,613	$39,815	$(746)	$(126)	$47,628
Net income				4,734			4,734	$4,734
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale and marketable equity securities					1,029		1,029	1,029
Net unrealized losses on foreign currency translation adjustments					(4)		(4)	(4)
Net gains on derivatives					1,452		1,452	1,452

Comprehensive income								$7,211

Cash dividends:
Common				(2,691)			(2,691)
Preferred				(4)			(4)
Common stock issued under employee plans		22,096	830			73	903
Common stock repurchased		(53,826)	(3,016)				(3,016)
Conversion of preferred stock	(5)	226	5
Other		1	59	3		58	120

Balance, September 30, 2001	$67	1,582,129	$6,491	$41,857	$1,731	$5	$50,151

Balance, December 31, 2001	$65	1,559,297	$5,076	$42,980	$437	$(38)	$48,520
Net income				6,635			6,635	$6,635
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale and marketable equity securities					1,256		1,256	1,256
Net unrealized gains on foreign currency translation adjustments					2		2	2
Net losses on derivatives					(1,082)		(1,082)	(1,082)

Comprehensive income								$6,811

Cash dividends:
Common				(2,744)			(2,744)
Preferred				(4)			(4)
Common stock issued under employee plans		41,834	2,143			14	2,157
Common stock repurchased		(99,200)	(6,798)				(6,798)
Conversion of preferred stock	(5)	206	5
Other		25	248	3		46	297

Balance, September 30, 2002	$60	1,502,162	$674	$46,870	$613	$22	$48,239

(1)
At September 30, 2002 and December 31, 2001, Accumulated Other Comprehensive Income (Loss) consisted of net unrealized gains (losses) on available-for-sale and marketable equity securities of $776 and $(480), respectively; foreign currency translation adjustments of $(169) and $(171), respectively; and net gains on derivatives of $6 and $1,088, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries
Consolidated Statement of Cash Flows
	Nine Months Ended September 30
(Dollars in millions)	2002	2001
Operating activities
Net income	$6,635	$4,734
Reconciliation of net income to net cash used in operating activities:
Provision for credit losses	2,532	2,886
Gains on sales of securities	(326)	(82)
Business exit costs	—	1,305
Depreciation and premises improvements amortization	663	641
Amortization of intangibles	164	665
Deferred income tax expense	278	272
Net increase in trading and hedging instruments	(5,049)	(19,788)
Net increase in other assets	(4,153)	(11,412)
Net increase (decrease) in accrued expenses and other liabilities	(6,188)	16,135
Other operating activities, net	5,105	2,628

Net cash used in operating activities	(339)	(2,016)

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	(465)	819
Net (increase) decrease in federal funds sold and securities purchased under
agreements to resell	(12,263)	1,605
Proceeds from sales of available-for-sale securities	104,085	95,361
Proceeds from maturities of available-for-sale securities	17,191	5,632
Purchases of available-for-sale securities	(123,058)	(99,971)
Proceeds from maturities of held-to-maturity securities	39	40
Proceeds from sales and securitizations of loans and leases	20,904	9,874
Other changes in loans and leases, net	(24,581)	11,565
Purchases and originations of mortgage banking assets	(648)	(932)
Net purchases of premises and equipment	(757)	(580)
Proceeds from sales of foreclosed properties	117	230
Acquisition of business activities	(110)	(417)

Net cash provided by (used in) investing activities	(19,546)	23,226

Financing activities
Net increase (decrease) in deposits	3,920	(4,374)
Net increase in federal funds purchased and securities sold under
agreements to repurchase	14,096	10,428
Net increase (decrease) in commercial paper and other short-term borrowings	12,204	(19,258)
Proceeds from issuance of long-term debt and trust preferred securities	8,556	10,905
Retirement of long-term debt and trust preferred securities	(13,824)	(18,239)
Proceeds from issuance of common stock	2,157	903
Common stock repurchased	(6,798)	(3,016)
Cash dividends paid	(2,748)	(2,695)
Other financing activities, net	(29)	(77)

Net cash provided by (used in) financing activities	17,534	(25,423)

Effect of exchange rate changes on cash and cash equivalents	(17)	(20)

Net decrease in cash and cash equivalents	(2,368)	(4,233)
Cash and cash equivalents at January 1	26,837	27,513

Cash and cash equivalents at September 30	$24,469	$23,280

Net transfers of loans and leases from loans held for sale (included in other assets) to the loan portfolio amounted to $11,022 for the nine months ended September 30, 2002. Net transfers of loans and leases from the loan portfolio to loans held for sale amounted to $18,651 for the same period in 2001. There were no loans and loans held for sale securitized and retained in the available-for-sale portfolio for the nine months ended September 30, 2002. Loans and loans held for sale securitized and retained in the available-for-sale securities portfolio amounted to $9,237 for the nine months ended September 30, 2001.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Bank of America Corporation and Subsidiaries

Bank of America Corporation and its subsidiaries (the Corporation), through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At September 30, 2002, the Corporation operated its banking activities primarily under two charters: Bank of America, N.A. and Bank of America, N.A. (USA).

Note One — Accounting Policies

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

Special Purpose Entities

As part of its normal risk management activities, the Corporation enters into certain transactions that are facilitated through a special purpose entity (SPE). Generally, an SPE provides the investors in the transaction protection from creditors of the Corporation in the event of bankruptcy or receivership of the Corporation. The Corporation consolidates certain of these SPEs when it believes, under the current accounting guidance, that consolidation is appropriate. At September 30, 2002, assets of consolidated SPEs were approximately $3.9 billion.

Co-Branding Credit Card Arrangements

The Corporation has co-brand arrangements that entitle a cardholder to earn airline frequent-flyer points based on purchases made with the card. These arrangements have remaining terms not exceeding six years. The Corporation may pay one-time fees which would be deferred ratably over the term of the arrangement. The Corporation makes monthly payments to the co-brand partners based on the volume of cardholders’ purchases and on the number of points awarded to cardholders. Such payments are expensed as incurred and are recorded as contra-revenue.

Other Accounting Policies

Additional accounting policies followed in the presentation of financial results are detailed on pages 82 through 87 of the Corporation’s 2001 Annual Report. See Goodwill and Other Intangibles beginning on page 6 of the Corporation’s Form 10-Q for the three months ended March 31, 2002 for a discussion of changes in accounting for goodwill and other intangibles effective January 1, 2002.

Note Two — Trading Activities

Trading-Related Revenue

Trading account profits represents the net amount earned from the Corporation’s trading positions, which include trading account assets and liabilities as well as derivative positions and mortgage banking certificates. Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on interest-earning and interest-bearing trading positions or the related funding charge or benefit. Trading account profits and trading-related net interest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation’s trading positions. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities, and derivative contracts in interest rates, equities, credit and commodities. Trading account profits for the nine months ended September 30, 2001 included an $83 million transition adjustment net loss recorded as a result of the implementation of SFAS 133.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Trading account profits — as reported	$71	$433	$679	$1,508
Trading-related net interest income (1)	485	417	1,387	1,182

Total trading-related revenue	$556	$850	$2,066	$2,690

Trading-related revenue by product
Foreign exchange	$126	$138	$389	$419
Interest rate	96	229	585	608
Credit (2)	255	267	717	768
Equities	77	190	318	743
Commodities	2	26	57	152

Total trading-related revenue	$556	$850	$2,066	$2,690

(1) Presented on a taxable-equivalent basis.
(2) Credit includes fixed income and credit default swaps and hedges of credit exposure.

Trading Account Assets and Liabilities

The fair values of the components of trading account assets and liabilities at September 30, 2002 and December 31, 2001 were:

(Dollars in millions)	September 30 2002	December 31 2001
Trading account assets
U.S. Government & Agency securities	$17,705	$15,009
Foreign sovereign debt	8,613	6,809
Corporate & other debt securities	11,366	11,596
Equity securities	4,725	2,976
Mortgage-backed securities	4,991	3,070
Other	9,507	7,884

Total	$56,907	$47,344

Trading account liabilities
U.S. Government & Agency securities	$12,940	$4,121
Foreign sovereign debt	2,255	3,096
Corporate & other debt securities	2,683	1,501
Equity securities	3,151	6,151
Other	5,002	4,583

Total	$26,031	$19,452

See Note Three below for additional information on derivative positions, including credit risk.

Note Three — Derivatives

Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a net gain position to the Corporation completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral. A detailed discussion of derivative trading and asset and liability management activities is presented in Note 5 of the consolidated financial statements on pages 91 through 93 of the Corporation’s 2001 Annual Report.

The following table presents the contract / notional and credit risk amounts at September 30, 2002 and December 31, 2001 of the Corporation’s derivative positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements. The Corporation held $14.9 billion of collateral on derivative positions, of which only $10.0 billion could be applied against credit risk at September 30, 2002.

Derivatives(1)
	September 30, 2002		December 31, 2001
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$6,219,606	$18,249	$5,267,608	$9,550
Futures and forwards	2,517,913	416	1,663,109	67
Written options	985,494	—	678,242	—
Purchased options	855,444	3,406	704,159	2,165
Foreign exchange contracts
Swaps	166,708	2,342	140,778	2,274
Spot, futures and forwards	689,154	1,676	654,026	2,496
Written options	74,184	—	57,963	—
Purchased options	72,608	392	55,050	496
Equity contracts
Swaps	14,905	999	14,504	562
Futures and forwards	81,379	—	46,970	44
Written options	22,481	—	21,009	—
Purchased options	26,670	2,673	28,902	2,511
Commodity contracts
Swaps	11,515	1,029	6,600	1,152
Futures and forwards	4,393	—	2,176	—
Written options	18,390	—	8,231	—
Purchased options	23,907	351	8,219	199
Credit derivatives	82,399	1,305	57,182	631

Net replacement cost		$32,838		$22,147

(1) Includes both long and short derivative positions.

The average fair value of derivative assets for the nine months ended September 30, 2002 and 2001 was $23.6 billion and $17.9 billion, respectively. The average fair value of derivative liabilities for the nine months ended September 30, 2002 and 2001 was $15.8 billion and $17.3 billion, respectively.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. The Corporation also uses these contracts to protect against changes in the cash flows of its variable-rate assets and liabilities and anticipated transactions. For the nine months ended September 30, 2002 and 2001, there were no significant gains or losses recognized which represented the ineffective portion of fair value hedges.

For the nine months ended September 30, 2002, the Corporation recognized in the Consolidated Statement of Income a net loss of $12 million (included in interest income and mortgage banking income) which represented the ineffective portion of cash flow hedges. For the same period in 2001, there were no significant gains or losses recognized which represented the ineffective portion of cash flow hedges. At September 30, 2002 and December 31, 2001, the Corporation has determined that there were no cash flow hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. Deferred net gains on derivative instruments of approximately $165 million included in accumulated other comprehensive income at September 30, 2002 are expected to be reclassified into earnings during the next twelve months. These net gains reclassified into earnings are expected to increase income or reduce expense on the hedged items.

Hedges of Net Investments in Foreign Operations

The Corporation uses forward exchange contracts, currency swaps and nonderivative cash instruments that provide an economic hedge on its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2002 and 2001, the Corporation experienced net foreign currency pre-tax gains of $60 million and pre-tax losses of $153 million, respectively, related to its net investments in foreign operations. These gains and losses were recorded as a component of the foreign currency translation adjustment in other comprehensive income. These gains and losses were largely offset by net pre-tax losses of $59 million and net pre-tax gains of $136 million related to derivative and non-derivative instruments designated as hedges of this currency exposure during these same periods.

Note Four — Outstanding Loans and Leases

Outstanding loans and leases at September 30, 2002 and December 31, 2001 were:
	September 30, 2002		December 31, 2001
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial — domestic	$105,240	30.8%	$118,205	35.9%
Commercial — foreign	20,677	6.1	23,039	7.0
Commercial real estate — domestic	20,707	6.1	22,271	6.8
Commercial real estate — foreign	447	0.1	383	0.1

Total commercial	147,071	43.1	163,898	49.8

Residential mortgage	105,617	31.0	78,203	23.8
Home equity lines	23,464	6.9	22,107	6.7
Direct/Indirect consumer	30,417	8.9	30,317	9.2
Consumer finance	9,495	2.8	12,652	3.9
Bankcard	23,062	6.8	19,884	6.0
Foreign consumer	1,965	0.5	2,092	0.6

Total consumer	194,020	56.9	165,255	50.2

Total outstanding loans and leases	$341,091	100.0%	$329,153	100.0%

The following table summarizes the changes in the allowance for credit losses for the three months and nine months ended September 30, 2002 and 2001:

	Three Moths Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Balance, beginning of period	$6,873	$6,911	$6,875	$6,838

Loans and leases charged off	(1,002)	(1,654)	(3,147)	(3,523)
Recoveries of loans and leases previously charged off	198	163	615	473

Net charge-offs	(804)	(1,491)	(2,532)	(3,050)

Provision for credit losses	804	1,251	2,532	2,886
Other, net	(12)	(6)	(14)	(9)

Balance, September 30	$6,861	$6,665	$6,861	$6,665

The following table presents the recorded investment in specific loans that were considered individually impaired at September 30, 2002 and December 31, 2001 in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114), as described in the Corporation’s 2001 Annual Report on pages 84 to 85:

(Dollars in millions)	September 30, 2002	December 31, 2001
Commercial — domestic	$2,991	$3,138
Commercial — foreign	882	501
Commercial real estate — domestic	214	240
Commercial real estate — foreign	2	—

Total impaired loans	$4,089	$3,879

At September 30, 2002 and December 31, 2001, nonperforming loans, including certain loans which were considered impaired, totaled $4.8 billion and $4.5 billion, respectively. Included in other assets was $184 million and $1.0 billion of nonperforming assets at September 30, 2002 and December 31, 2001, respectively. Foreclosed properties amounted to $282 million and $402 million at September 30, 2002 and December 31, 2001, respectively.

Note Five — Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), no goodwill amortization was recorded for the nine months ended September 30, 2002. Goodwill amortization expense for the nine months ended September 30, 2001 was $502 million. Net income for the nine months ended September 30, 2001 was $4.7 billion or $2.95 per share ($2.90 per share diluted). Net income adjusted to exclude goodwill amortization expense would have been $5.2 billion or $3.24 per share ($3.19 per share diluted) for the nine months ended September 30, 2001. The impact of goodwill amortization on net income for the nine months ended September 30, 2001 was $467 million or $0.29 per share (basic and diluted).

Goodwill amortization expense for the three months ended September 30, 2001 was $165 million. Net income for the three months ended September 30, 2001 was $841 million or $0.52 per share ($0.51 per share diluted). Net income adjusted to exclude goodwill amortization expense would have been $994 million or $0.62 per share ($0.61 per share diluted) for the three months ended September 30, 2001. The impact of goodwill amortization on net income for the three months ended September 30, 2001 was $153 million or $0.10 per share ($0.09 per share diluted). See Goodwill and Other Intangibles beginning on page 6 of the Corporation’s Form 10-Q for the three months ended March 31, 2002 for a discussion of changes in accounting for goodwill and other intangibles effective January 1, 2002.

The following table shows the changes in goodwill by business segment during the nine months ended September 30, 2002:

(Dollars in millions)	Total Corporation	Consumer and Commercial Banking	Asset Management	Global Corporate and Investment Banking	Equity Investments
Balance, January 1, 2002	$10,854	$7,726	$943	$2,051	$134

Goodwill additions	550	—	550	—	—
Other(1)	(15)	—	(1)	(14)	—

Balance, September 30, 2002	$11,389	$7,726	$1,492	$2,037	$134

(1)	Includes certain other reclassifications.

In connection with the acquisition of the remaining 50 percent of Marsico Capital Management, LLC in 2001 for $1.1 billion, goodwill of $550 million, representing final contingent consideration, was recorded in the Asset Management business segment during the nine months ended September 30, 2002. All conditions related to this contingent consideration have been met.

The gross carrying value and accumulated amortization related to core deposits and other intangibles at September 30, 2002 and December 31, 2001 are presented below:

	September 30, 2002		December 31, 2001
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposits	$1,495	$686	$1,495	$566
Other intangibles	735	417	730	365

Total core deposits and other intangibles	$2,230	$1,103	$2,225	$931

Amortization expense on core deposits and other intangibles was $164 million and $163 million for the nine months ended September 30, 2002 and 2001, respectively. The Corporation estimates that aggregate amortization expense will be $218 million for 2002, $212 million for 2003, $208 million for 2004, $207 million for 2005 and $206 million for 2006.

Note Six — Short-Term Borrowings, Long-Term Debt and Trust Preferred Securities

During the nine months ended September 30, 2002, Bank of America Corporation (Parent Company only) issued $5.0 billion in senior and subordinated long-term debt, domestically and internationally, with maturities ranging from 2003 to 2032. The $5.0 billion was converted from fixed rates ranging from 4.32 percent to 6.90 percent to floating rates through interest rate swaps at spreads ranging from 44 basis points below to 62 basis points over three-month London InterBank Offered Rate (LIBOR).

At September 30, 2002, Bank of America Corporation was authorized to issue approximately $24.8 billion of additional corporate debt and other securities under its existing shelf registration statements.

Bank of America Corporation had a 300 billion yen-denominated (approximately U.S. $3 billion at the time of filing) shelf registration in Japan. In addition, Bank of America Corporation allocated $2 billion of a joint Euro medium-term note program to be used exclusively for secondary offerings to non-United States residents for a shelf registration statement filed in Japan. Bank of America Corporation had $420 million outstanding under these programs at both September 30, 2002 and December 31, 2001. Both of these shelf registration statements expired on October 23, 2002.

Bank of America, N.A. maintains a domestic program to offer up to a maximum of $50.0 billion, at any one time, of bank notes with fixed or floating rates and maturities ranging from seven days or more from date of issue. Short-term bank notes outstanding under this program totaled $1.5 billion at September 30, 2002 compared to $2.5 billion at December 31, 2001. These short-term bank notes, along with Treasury tax and loan notes and term federal funds purchased, are reflected in other short-term borrowings in the Consolidated Balance Sheet. Long-term debt under current and former programs totaled $3.1 billion at September 30, 2002 compared to $4.5 billion at December 31, 2001. During 2002, Bank of America N.A. issued $404 million senior long-term bank notes at fixed rates ranging from 2.00 percent to 3.66 percent to mature in 2003.

Bank of America Corporation and Bank of America, N.A. maintain a joint Euro medium-term note program to offer up to $25.0 billion of senior or subordinated notes exclusively to non-United States residents. The notes bear interest at fixed or floating rates and may be denominated in U.S. dollars or foreign currencies. Bank of America Corporation uses foreign currency contracts to convert certain foreign-denominated debt into U.S. dollars. Bank of America Corporation’s notes outstanding under this program totaled $5.6 billion at September 30, 2002 compared to $6.3 billion at December 31, 2001. Bank of America, N.A.’s notes outstanding under this program totaled $1.3 billion at September 30, 2002 compared to $1.4 billion at December 31, 2001. At September 30, 2002, Bank of America Corporation and Bank of America, N.A. were authorized to issue approximately $9.4 billion and $8.7 billion, respectively. At September 30, 2002 and December 31, 2001, $687 million and $2.0 billion, respectively, were outstanding under the former BankAmerica Corporation Euro medium-term note program. No additional debt securities will be offered under that program.

At September 30, 2002 and December 31, 2001, Bank of America Oregon, N.A. maintained $6.0 billion in Federal Home Loan Bank advances from the Home Loan Bank in Seattle, Washington. At September 30, 2002 and December 31, 2001, Bank of America Georgia, N.A. maintained $2.8 billion and $2.3 billion, respectively, in Federal Home Loan Bank advances from the Home Loan Bank in Atlanta, Georgia.

The Corporation issued $1.4 billion of trust preferred securities during the nine months ended September 30, 2002. Of this amount, $900 million was issued by BAC Capital Trust II, a wholly-owned grantor trust of Bank of America Corporation. The annual dividend rate is seven percent and is paid quarterly on February 1, May 1, August 1 and November 1 of each year, commencing May 1, 2002. BAC Capital Trust III, a wholly-owned grantor trust of Bank of America Corporation, issued $500 million in trust preferred securities. The annual dividend rate is seven percent and is paid quarterly on February 15, May 15, August 15 and November 15 of each year, commencing November 15, 2002.

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

Note Seven — Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those recorded on the balance sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. For each of these types of instruments, the Corporation’s maximum exposure to credit loss is represented by the contractual amount of these instruments. Many of the commitments are collateralized and most commercial commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent risk of loss or future cash requirements. The unfunded commitments shown in the following table have been reduced by amounts participated to other financial institutions. The following table summarizes outstanding unfunded commitments to extend credit at September 30, 2002 and December 31, 2001.

(Dollars in millions)	September 30 2002	December 31 2001
Loan commitments	$220,477	$221,529
Standby letters of credit and financial guarantees	31,179	32,416
Commercial letters of credit	3,970	3,581

Legally binding commitments	$255,626	$257,526

Credit card lines	$73,120	$73,644

Total commitments	$328,746	$331,170

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses which help to protect the Corporation against deterioration in the borrowers’ ability to pay. SBLCs and financial guarantees are issued to support the debt obligations of customers. If a SBLC or financial guarantee is drawn upon, the Corporation looks to its customer for payment. Commercial letters of credit, issued primarily to facilitate customer trade finance activities, are collateralized by the underlying goods being shipped to the customer and are generally short-term. Credit card lines are unsecured commitments that are not legally binding. Management reviews credit card lines at least annually, and upon evaluation of the customers’ creditworthiness, the Corporation has the right to terminate or change the terms of the credit card lines.

The Corporation manages the credit risk on unfunded commitments by subjecting these commitments to the same credit approval and monitoring processes used for on-balance sheet loans. At September 30, 2002 and December 31, 2001, there were no unfunded legally binding commitments to any industry or foreign country greater than 10 percent of total unfunded commitments to extend credit.

Other Commitments

When-issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. Changes in market price between commitment date and issuance are reflected in trading account profits. At September 30, 2002, the Corporation had commitments to purchase and sell when-issued securities of $156.3 billion and $159.5 billion, respectively. At December 31, 2001, the Corporation had commitments to purchase and sell when-issued securities of $45.0 billion and $39.6 billion, respectively. The increase during the nine months ended September 30, 2002 was primarily attributable to an increase in agency mortgage-backed securities activity resulting from higher volumes of refinancings in the lower interest rate environment.

At September 30, 2002, the Corporation had forward whole mortgage loan purchase commitments of $6.5 billion. Of these commitments, $4.9 billion were settled in October 2002. The remaining commitments of $1.6 billion will be settled in November 2002. At September 30, 2002, the Corporation had forward whole mortgage loan sale commitments of $1.7 billion. These commitments were settled in October 2002.

Litigation

For updated information on litigation see Part II, Item 1 beginning on page 65.

Note Eight — Shareholders’ Equity and Earnings Per Common Share

Pre-tax net gains recorded in other comprehensive income related to available-for-sale and marketable equity securities, foreign currency translation adjustments and derivatives were $1.4 billion and $3.9 billion for the nine months ended September 30, 2002 and 2001, respectively. Pre-tax reclassification adjustments to net income of $531 million and $251 million were recorded for the nine months ended September 30, 2002 and 2001, respectively.

The related income tax expense was $686 million and $1.1 billion for the nine months ended September 30, 2002 and 2001, respectively.

The Corporation sells put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. The put options give the holders the right to sell shares of the Corporation’s common stock to the Corporation on certain dates at specified prices. The put option contracts allow the Corporation to determine the method of settlement, and the premiums received are reflected as a component of other shareholders’ equity. The put options are accounted for as permanent equity, and accordingly, there is no impact on the income statement. No other derivative contracts are used in the Corporation’s repurchase programs.

The calculation of earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2002 and 2001 is presented below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2002	2001	2002	2001
Earnings per common share
Net income	$2,235	$841	$6,635	$4,734
Preferred stock dividends	(2)	(2)	(4)	(4)

Net income available to common shareholders	$2,233	$839	$6,631	$4,730

Average common shares issued and outstanding	1,504,017	1,599,692	1,526,946	1,603,340

Earnings per common share	$1.49	$0.52	$4.34	$2.95

Diluted earnings per common share
Net income available to common shareholders	$2,233	$839	$6,631	$4,730
Preferred stock dividends	2	2	4	4

Net income available to common shareholders and assumed conversions	$2,235	$841	$6,635	$4,734

Average common shares issued and outstanding	1,504,017	1,599,692	1,526,946	1,603,340

Incremental shares from assumed conversions:
Convertible preferred stock	2,346	2,633	2,415	2,705
Stock options	39,984	31,738	43,842	26,883

Dilutive potential common shares(1)	42,330	34,371	46,257	29,588

Total diluted average common shares issued and outstanding	1,546,347	1,634,063	1,573,203	1,632,928

Diluted earnings per common share	$1.45	$0.51	$4.22	$2.90

(1)
For the three months and nine months ended September 30, 2002, average options to purchase 23 million and 22 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive. For the three months and nine months ended September 30, 2001, average options to purchase 43 million and 87 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.

Note Nine — Business Segment Information

The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment.

            Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers investment, fiduciary and comprehensive banking and credit expertise; asset management services to institutional clients, high-net-worth individuals and retail customers; and investment, securities and financial planning services to affluent and high-net-worth individuals. Global Corporate and Investment Banking provides capital raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading as well as traditional bank deposit and loan products, cash management and payment services to large corporations and institutional clients. Equity Investments includes Principal Investing which makes both direct and indirect equity investments in a wide variety of companies at all stages of the business cycle. Equity Investments also includes the Corporation’s strategic alliances and investment portfolio.

Corporate Other consists primarily of gains and losses associated with managing the balance sheet of the Corporation, certain consumer finance and commercial lending businesses being liquidated and certain residential mortgages originated by the mortgage group or otherwise acquired and held for asset/liability management purposes.

See Table Eight in the Business Segment Operations section of Management’s Discussion and Analysis beginning on page 31 for results of operations and average total assets for the three months and nine months ended September 30, 2002 and 2001 for each business segment.

A reconciliation of the four business segments’ net income to consolidated net income follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Segments’ net income	$1,920	$1,841	$5,970	$5,589
Adjustments, net of taxes:
Earnings associated with unassigned capital	94	38	300	151
Asset/liability management mortgage portfolio	165	89	273	224
Liquidating businesses	(1)	48	20	82
SFAS 133 transition adjustment net loss	—	—	—	(68)
Provision for credit losses in excess of net charge-offs	—	—	—	(49)
Gains on sales of securities	137	67	234	70
Exit charges	—	(1,250)	—	(1,250)
Other	(80)	8	(162)	(15)

Consolidated net income	$2,235	$841	$6,635	$4,734

The adjustments presented in the table above include consolidated income and expense amounts not specifically allocated to individual business segments.

Note Ten — Securitizations

The Corporation securitizes, sells and services interests in consumer finance, commercial, bankcard and residential mortgage loans. When the Corporation securitizes assets, it may retain a portion or all of the securities, subordinated tranches, interest only strips and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. See Note One of the Corporation’s 2001 Annual Report for a more detailed discussion of securitizations.

Excess Spread Certificates (the Certificates) of $2.1 billion at September 30, 2002 are classified as mortgage banking assets and marked to market with the unrealized gains or losses recorded in trading account profits. The fair value of the Certificates decreased $1.8 billion compared to December 31, 2001 primarily due to an increase in mortgage prepayments and expected future prepayments, driven by a significant decrease in mortgage interest rates. At September 30, 2002, key economic assumptions and the sensitivities of the fair value of the Certificates to immediate changes in those assumptions were analyzed. The sensitivity analysis included the impact on fair value of modeled prepayment and discount rate changes under favorable and adverse conditions. A decrease of 10 percent and 20 percent in modeled prepayments would result in an increase in value ranging from $202 million to $438 million, and an increase in modeled prepayments of 10 percent and 20 percent would result in a decrease in value ranging from $174 million to $324 million. A decrease of 100 and 200 basis points in the discount rate would result in an increase in value ranging from $84 million to $176 million, and an increase in the discount rate of 100 and 200 basis points would result in a decrease in value ranging from $78 million to $150 million. See Note One of the Corporation’s 2001 Annual Report for additional disclosures related to the Certificates.

The sensitivities related to the Certificates are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the Corporation has the ability to hedge interest rate risk associated with the Certificates. The above sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk.

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

The possible events or factors include the following: the Corporation’s loan growth is dependent on general economic conditions as well as various discretionary factors such as decisions to securitize, sell or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The level of nonperforming assets, charge-offs and provision expense can be affected by local, regional and international economic and market conditions, including the concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management’s judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the capital and debt financing needs of the Corporation and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Corporation. The Corporation is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics. The Corporation is also exposed to potential litigation liabilities, including costs, expenses, settlements and judgments, that may adversely affect the Corporation. The Corporation may be adversely affected by changes in domestic or foreign tax laws, rules and regulations as well as Internal Revenue Service or other governmental agencies’ interpretations thereof. In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect the Corporation’s results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the Internet; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Corporation; and management’s ability to manage these and other risks.

Overview

The Corporation is a Delaware corporation, a bank holding company and a financial holding company and is headquartered in Charlotte, North Carolina. The Corporation operates in 21 states and the District of Columbia and has offices located in 30 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. At September 30, 2002, the Corporation had $660 billion in assets and approximately 134,000 full-time equivalent employees. Refer to Table One for selected financial data for the three months and nine months ended September 30, 2002 and 2001.

Key performance highlights for the nine months ended September 30, 2002 compared to the same period in 2001:

•
Net income totaled $6.6 billion, or $4.22 per common share (diluted), compared to $4.7 billion, or $2.90 per common share (diluted). The return on average common shareholders’ equity was 18.71 percent. Net income for the three months ended September 30, 2002 totaled $2.2 billion, or $1.45 per common share (diluted), compared to $841 million, or $0.51 per common share (diluted) for the three months ended September 30, 2001. The return on average common shareholders’ equity was 19.02 percent. As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Corporation no longer amortizes goodwill. The impact of goodwill amortization on net income was $467 million or $0.29 per share (diluted) for the nine months ended September 30, 2001 and $153 million or $0.09 per share (diluted) for the three months ended September 30, 2001. Prior year results also included $1.25 billion of after-tax business exit charges in the third quarter of 2001, which impacted diluted earnings per share by $0.77 and $0.76 for the three months and nine months ended September 30, 2001, respectively.

•	Total revenue includes net interest income and noninterest income. Total revenue was $25.7 billion, a decrease of $133 million.

•
Net interest income increased $676 million to $15.5 billion. The increase was driven by the net impact of higher discretionary portfolio levels and interest rate changes, higher levels of core deposit funding, consumer loan growth, losses associated with auto lease financing in 2001 and the margin impact of higher trading-related activities, partially offset by the securitization of subprime real estate loans and reduced commercial loan levels.

•
Noninterest income was $10.1 billion, an $809 million decrease. This decrease was primarily due to a sharp decline in trading account profits and higher equity investment impairment charges, partially offset by increases in service charges, investment and brokerage services, mortgage banking income and card income.

•
The provision for credit losses decreased $354 million to $2.5 billion, primarily due to $395 million in 2001 associated with exiting the subprime real estate lending business. Net charge-offs were $2.5 billion, or 1.01 percent of average loans and leases, a decrease of seven basis points. The decrease in net charge-offs of $518 million was primarily due to $635 million of charge-offs in 2001 related to exiting the subprime real estate lending business and decreases in commercial — domestic and consumer finance net charge-offs, partially offset by increases in bankcard and commercial — foreign net charge-offs.

•
Nonperforming assets were $5.1 billion, or 1.50 percent of loans, leases and foreclosed properties at September 30, 2002, a $223 million increase from December 31, 2001. Nonperforming assets continued to be affected by the weakened economic environment. The allowance for credit losses totaled $6.9 billion, or 2.01 percent of total loans and leases, at September 30, 2002 compared to 2.09 percent at December 31, 2001.

•
Noninterest expense was $13.6 billion, a decrease of $1.8 billion. Excluding goodwill amortization of $502 million in 2001, noninterest expense declined $1.3 billion, or nine percent, in 2002 compared to the prior year, primarily due to $1.30 billion of business exit costs in 2001 and reductions in professional fees, partially offset by increased data processing expense.

Table One

Selected Financial Data(1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2002	2001	2002	2001
Income statement
Net interest income	$5,302	$5,204	$15,549	$14,873
Noninterest income	3,220	3,429	10,141	10,950
Total revenue	8,522	8,633	25,690	25,823
Provision for credit losses	804	1,251	2,532	2,886
Gains on sales of securities	189	97	326	82
Noninterest expense	4,620	5,911	13,604	15,386
Income before income taxes	3,287	1,568	9,880	7,633
Income tax expense	1,052	727	3,245	2,899
Net income	2,235	841	6,635	4,734
Average common shares issued and outstanding (in thousands)	1,504,017	1,599,692	1,526,946	1,603,340
Average diluted common shares issued and outstanding (in thousands)	1,546,347	1,634,063	1,573,203	1,632,928

Performance ratios
Return on average assets	1.33%	0.52%	1.36%	0.98%
Return on average common shareholders' equity	19.02	6.78	18.71	13.03
Efficiency ratio (taxable-equivalent basis)	53.19	67.79	52.09	59.00
Total equity to total assets (period end)	7.31	7.83	7.31	7.83
Total average equity to total average assets	6.97	7.66	7.29	7.49
Dividend payout ratio	40.25	106.49	41.37	56.88

Per common share data
Earnings	$1.49	$0.52	$4.34	$2.95
Diluted earnings	1.45	0.51	4.22	2.90
Cash dividends paid	0.60	0.56	1.80	1.68
Book value	32.07	31.66	32.07	31.66

Average balance sheet
Total loans and leases	$340,484	$357,726	$334,703	$376,261
Total assets	669,149	642,184	651,257	648,789
Core deposits	331,761	306,766	326,535	303,303
Total deposits	373,933	363,328	368,142	360,793
Common shareholders' equity	46,592	49,134	47,396	48,528
Total shareholders' equity	46,652	49,202	47,457	48,597

Risk-based capital ratios (period end)
Tier 1 capital	8.13%	7.95%	8.13%	7.95%
Total capital	12.38	12.12	12.38	12.12
Leverage ratio	6.35	6.59	6.35	6.59

Market price per share of common stock
Closing	$63.80	$58.40	$63.80	$58.40
High	71.94	65.54	77.08	65.54
Low	57.90	50.25	57.51	45.00

(1)
As a result of the adoption of SFAS 142 on January 1, 2002, the Corporation no longer amortizes goodwill. Goodwill amortization expense for the three months and nine months ended September 30, 2001 was $165 million and $502 million, respectively. The impact on net income was $153 million or $0.09 per share (diluted) for the three months ended September 30, 2001. The impact on net income was $467 million or $0.29 per share (diluted) for the nine months ended September 30, 2001.

Supplemental Financial Data

The Corporation also uses certain non-GAAP (generally accepted accounting principles) measures and performance ratios, including financial information presented excluding nonrecurring charges, shareholder value added and taxable-equivalent net interest income. See Table Two for supplemental financial data for the three months and nine months ended September 30, 2002 and 2001.

Supplemental financial data presented excluding nonrecurring charges is a non-GAAP basis of presentation that excludes nonrecurring charges such as business exit, restructuring and merger charges. The Corporation defines nonrecurring charges as charges associated with events that are not reasonably expected to recur in the foreseeable future. Other companies may define nonrecurring charges in a different manner. Management believes that the exclusion of nonrecurring charges provides a meaningful period to period comparison.

Shareholder value added (SVA) is a key non-GAAP measure of performance used in managing the Corporation’s growth strategy orientation and strengthens the Corporation’s focus on generating long-term growth and shareholder value. SVA is used in measuring performance of our different business units and is an integral component for allocating resources. Each business segment has a goal for growth in SVA reflecting the individual segment’s business and customer strategy. Investment resources and initiatives are aligned with these SVA growth goals during the planning and forecasting process. Investment, relationship and profitability models all have SVA as a key measure to support the implementation of SVA growth goals. SVA is defined as cash basis earnings excluding nonrecurring charges less a charge for the use of capital. Cash basis earnings is net income adjusted to exclude amortization of intangibles. The charge for the use of capital is calculated by multiplying 12 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Equity is allocated to the business segments based on an assessment of each segment’s credit, market, country and operational risk. No change has been made to the cost of capital used by the Corporation in the last twelve months. SVA increased 11 percent to $2.5 billion for the nine months ended September 30, 2002 compared to the prior year, due to both the $150 million increase in cash basis earnings excluding nonrecurring charges and the $1.1 billion reduction in average common shareholders’ equity. For additional discussion of SVA, see Business Segment Operations beginning on page 29.

Management reviews net interest income on a taxable-equivalent basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a taxable-equivalent basis is also used in the calculation of the efficiency ratio and the net interest yield.

Table Two

Supplemental Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2002	2001	2002	2001
Performance metrics—excludes nonrecurring charges(1,2)
Earnings excluding nonrecurring charges	$2,235	$2,091	$6,635	$5,984
Earnings excluding nonrecurring charges per common share	1.49	1.31	4.34	3.73
Diluted earnings excluding nonrecurring charges per common share	1.45	1.28	4.22	3.66
Shareholder value added	880	824	2,546	2,293
Return on average assets	1.33%	1.29%	1.36%	1.23%
Return on average common shareholders' equity	19.02	16.87	18.71	16.48
Efficiency ratio (taxable-equivalent basis)	53.19	52.82	52.09	53.99
Dividend payout ratio	40.25	42.79	41.37	44.99

Taxable-equivalent basis data
Net interest income	$5,465	$5,290	$15,974	$15,128
Total revenue	8,685	8,719	26,115	26,078
Net interest yield	3.75%	3.78%	3.78%	3.59%

(1)
Nonrecurring charges represent provision for credit losses of $395 million and noninterest expense of $1.3 billion, both of which are related to the exit of certain consumer finance businesses in the third quarter of 2001. Noninterest expense charges consisted of goodwill write-offs, auto lease residual charges, real estate servicing asset charges and other transaction costs. The impact of business exit charges on net income was $1.25 billion. The impact on diluted earnings per share was $0.77 and $0.76 for the three months and nine months ended September 30, 2001, respectively. The Corporation defines nonrecurring charges as charges associated with events that are not reasonably expected to recur in the foreseeable future.

(2)
The three months ended September 30, 2001 included goodwill amortization of $165 million. The impact on net income was $153 million, or $0.09 per share (diluted). The nine months ended September 30, 2001 included goodwill amortization of $502 million. The impact on net income was $467 million, or $0.29 per share (diluted).

Summary of Significant Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. The Corporation’s significant accounting policies are discussed in detail in Note One of the consolidated financial statements and Note One of the consolidated financial statements on pages 82 through 87 of the Corporation’s 2001 Annual Report. For a complete discussion of the more judgmental and complex accounting policies of the Corporation, see Summary of Significant Accounting Policies on page 36 of the Corporation’s 2001 Annual Report.

Results of Operations

The following is a discussion of the Corporation’s results of operation for the nine months ended September 30, 2002 compared to the same period in 2001. A discussion of the three months ended September 30, 2002 compared to the same period in 2001 is included if additional information is necessary to explain the results for the current quarter.

Net Interest Income

An analysis of the Corporation’s net interest income on a taxable-equivalent basis and average balance sheet for the most recent five quarters and for the nine months ended September 30, 2002 and 2001 is presented in Tables Four and Five, respectively.

Net interest income on a taxable-equivalent basis increased $175 million and $846 million for the three months and nine months ended September 30, 2002, respectively, from the comparable 2001 periods. Management also reviews “core net interest income,” which adjusts reported net interest income on a taxable-equivalent basis for the impact of trading-related activities and loans originated by the Corporation and sold into revolving bankcard securitizations. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as the Corporation takes on the role of servicer and records servicing income and gains or losses on securitizations, where appropriate. New advances under these previously securitized balances will be recorded on the Corporation’s balance sheet after the revolving period of the securitization, which has the effect of increasing loans on the Corporation’s balance sheet and increasing net interest income and charge-offs, with a corresponding reduction in noninterest income. For purposes of internal analysis, management combines trading-related net interest income with trading account profits, as discussed in the Global Corporate and Investment Banking business segment discussion beginning on page 36.

Table Three below provides a reconciliation of net interest income on a taxable-equivalent basis as presented in Tables Four and Five to core net interest income for the three months and nine months ended September 30, 2002 and 2001:

Table Three

Net Interest Income

	Three Months Ended September 30		Increase/ (Decrease)		Nine Months Ended September 30		Increase/ (Decrease)
(Dollars in millions)	2002	2001			2002	2001
Net interest income
As reported(1)	$5,465	$5,290	3.3%		$15,974	$15,128	5.6%
Less: Trading-related net interest income	(485)	(417)			(1,387)	(1,182)
Add: Impact of revolving securitizations	112	172			412	529

Core net interest income	$5,092	$5,045	0.9%		$14,999	$14,475	3.6%

Average earning assets
As reported	$580,248	$557,108	4.2%		$563,964	$562,038	0.3%
Less: Trading-related earning assets	(126,280)	(105,953)			(121,307)	(101,305)
Add: Impact of revolving securitizations	5,276	9,809			6,743	10,335

Core average earning assets	$459,244	$460,964	(0.4)%		$449,400	$471,068	(4.6)%

Net interest yield on earning assets(1,2)
As reported	3.75%	3.78%	(3	)bps	3.78%	3.59%	19	bps
Add: Impact of trading-related activities	0.62	0.52	10		0.62	0.45	17
Add: Impact of revolving securitizations	0.04	0.06	(2)		0.05	0.06	(1)

Core net interest yield on earning assets	4.41%	4.36%	5	bps	4.45%	4.10%	35	bps

(1)	Net interest income is presented on a taxable-equivalent basis.
(2)	Bps denotes basis points; 100 bps equals 1%.

Core net interest income on a taxable-equivalent basis increased $524 million for the nine months ended September 30, 2002. This increase was driven by the net impact of higher discretionary portfolio levels and interest rate changes, higher levels of core deposit funding, consumer loan growth and the losses associated with auto lease financing in 2001, partially offset by the securitization of the subprime real estate loans and reduced commercial loan levels.
Core average earning assets decreased $21.7 billion for the nine months ended September 30, 2002, primarily due to exiting unprofitable commercial loan relationships and the decline in subprime real estate loans (net of the remaining securitization), partially offset by residential mortgage growth. Information on average managed loans and leases can be found in the Outstanding Loans and Leases section on page 42.
The core net interest yield increased 35 basis points for the nine months ended September 30, 2002, mainly due to the net impact of higher discretionary portfolio levels and interest rate changes, exiting less profitable commercial loan relationships and higher levels of core deposit funding, partially offset by the securitization of subprime real estate loans.

Table Four

Quarterly Average Balances and Interest Rates — Taxable-Equivalent Basis

	Third Quarter 2002			Second Quarter 2002
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,396	$63	2.41%	$10,673	$63	2.37%
Federal funds sold and securities purchased under agreements to resell	40,294	178	1.76	48,426	270	2.23
Trading account assets	85,129	1,017	4.76	78,113	961	4.93
Securities(1)	76,484	1,120	5.85	67,291	939	5.59
Loans and leases(2):
Commercial — domestic	106,039	1,728	6.47	111,522	1,887	6.78
Commercial — foreign	21,256	206	3.85	21,454	212	3.97
Commercial real estate — domestic	20,576	265	5.10	21,486	258	4.83
Commercial real estate — foreign	425	4	3.92	393	5	5.14

Total commercial	148,296	2,203	5.90	154,855	2,362	6.12

Residential mortgage	104,590	1,733	6.61	94,726	1,602	6.77
Home equity lines	23,275	314	5.35	22,579	305	5.41
Direct/Indirect consumer	30,029	530	7.01	30,021	542	7.25
Consumer finance	10,043	201	7.97	11,053	226	8.20
Bankcard	22,263	583	10.38	20,402	510	10.01
Foreign consumer	1,988	19	3.83	2,048	19	3.71

Total consumer	192,188	3,380	7.00	180,829	3,204	7.10

Total loans and leases	340,484	5,583	6.52	335,684	5,566	6.65

Other earning assets	27,461	387	5.61	22,005	353	6.42

Total earning assets(3)	580,248	8,348	5.73	562,192	8,152	5.81

Cash and cash equivalents	20,202			21,200
Other assets, less allowance for credit losses	68,699			63,207

Total assets	$669,149			$646,599

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$22,047	$36	0.64%	$21,841	$34	0.64%
NOW and money market deposit accounts	132,939	362	1.08	129,856	346	1.07
Consumer CDs and IRAs	67,179	746	4.40	68,015	764	4.51
Negotiable CDs, public funds and other time deposits	4,254	51	4.73	4,635	30	2.43

Total domestic interest-bearing deposits	226,419	1,195	2.09	224,347	1,174	2.10

Foreign interest-bearing deposits(4):
Banks located in foreign countries	17,044	123	2.85	14,048	108	3.10
Governments and official institutions	2,188	10	1.85	2,449	12	1.89
Time, savings and other	18,686	86	1.83	18,860	90	1.91

Total foreign interest-bearing deposits	37,918	219	2.29	35,357	210	2.38

Total interest-bearing deposits	264,337	1,414	2.12	259,704	1,384	2.14

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	108,281	526	1.93	97,579	529	2.17
Trading account liabilities	33,038	342	4.11	31,841	344	4.34
Long-term debt and trust preferred securities	64,880	601	3.71	65,940	633	3.84

Total interest-bearing liabilities(3)	470,536	2,883	2.44	455,064	2,890	2.55

Noninterest-bearing sources:
Noninterest-bearing deposits	109,596			106,282
Other liabilities	42,365			36,979
Shareholders’ equity	46,652			48,274

Total liabilities and shareholders’ equity	$669,149			$646,599

Net interest spread			3.29			3.26
Impact of noninterest-bearing sources			0.46			0.49

Net interest income/yield on earning assets		$5,465	3.75%		$5,262	3.75%

(1)	The average balance and yield on securities are based on the average of historical amortized cost balances.
(2)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3)
Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $397, $509 and $560 in the third, second and first quarters of 2002 and $473 and $284 in the fourth and third quarters of 2001, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which (increased) decreased interest expense on the underlying liabilities $(69), $(65) and $55 in the third, second and first quarters of 2002 and $(40) and $31 in the fourth and third quarters of 2001, respectively. These amounts were substantially offset by corresponding decreases or increases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Asset and Liability Management Activities” beginning on page 60.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Table Four

Quarterly Average Balances and Interest Rates — Taxable-Equivalent Basis

	First Quarter 2002			Fourth Quarter 2001			Third Quarter 2001
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,242	$61	2.43%	$7,255	$64	3.47%	$5,881	$71	4.84%
Federal funds sold and securities purchased under agreements to resell	44,682	215	1.94	38,825	253	2.60	36,133	321	3.54
Trading account assets	70,613	888	5.06	67,535	920	5.43	68,258	937	5.46
Securities(1)	73,542	963	5.24	71,454	1,090	6.10	58,930	902	6.12
Loans and leases(2):
Commercial — domestic	116,160	1,978	6.90	121,399	2,138	6.99	129,673	2,343	7.17
Commercial — foreign	21,917	226	4.17	23,789	278	4.63	25,267	353	5.54
Commercial real estate — domestic	22,251	275	5.01	23,051	316	5.45	24,132	395	6.50
Commercial real estate — foreign	389	4	4.00	375	4	4.49	366	5	5.78

Total commercial	160,717	2,483	6.26	168,614	2,736	6.44	179,438	3,096	6.85

Residential mortgage	81,104	1,389	6.88	78,366	1,385	7.05	80,526	1,457	7.22
Home equity lines	22,010	294	5.42	22,227	340	6.07	22,115	394	7.06
Direct/Indirect consumer	30,360	550	7.34	30,363	583	7.61	30,670	607	7.85
Consumer finance	12,134	255	8.46	13,035	296	9.04	25,169	505	8.00
Bankcard	19,383	490	10.26	18,656	498	10.58	17,632	493	11.11
Foreign consumer	2,093	19	3.71	2,093	21	4.02	2,176	28	5.28

Total consumer	167,084	2,997	7.24	164,740	3,123	7.54	178,288	3,484	7.78

Total loans and leases	327,801	5,480	6.76	333,354	5,859	6.99	357,726	6,580	7.31

Other earning assets	22,231	358	6.52	36,782	707	7.67	30,180	597	7.89

Total earning assets(3)	549,111	7,965	5.86	555,205	8,893	6.37	557,108	9,408	6.72

Cash and cash equivalents	22,037			23,182			20,753
Other assets, less allowance for credit losses	66,530			73,410			64,323

Total assets	$637,678			$651,797			$642,184

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$20,716	$33	0.64%	$20,132	$42	0.83%	$20,076	$53	1.04%
NOW and money market deposit accounts	127,218	335	1.07	121,758	426	1.39	116,638	588	2.00
Consumer CDs and IRAs	69,359	730	4.27	71,895	898	4.96	73,465	918	4.95
Negotiable CDs, public funds and other time deposits	4,671	32	2.82	5,196	44	3.39	5,085	57	4.44

Total domestic interest-bearing deposits	221,964	1,130	2.06	218,981	1,410	2.56	215,264	1,616	2.98

Foreign interest-bearing deposits(4):
Banks located in foreign countries	15,464	107	2.79	20,771	170	3.22	24,097	257	4.22
Governments and official institutions	2,904	14	1.96	2,965	20	2.74	3,533	35	3.90
Time, savings and other	19,620	93	1.93	21,858	113	2.06	23,847	189	3.16

Total foreign interest-bearing deposits	37,988	214	2.29	45,594	303	2.63	51,477	481	3.71

Total interest-bearing deposits	259,952	1,344	2.10	264,575	1,713	2.57	266,741	2,097	3.12

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	86,870	477	2.23	87,291	700	3.18	89,042	869	3.87
Trading account liabilities	31,066	285	3.72	29,921	268	3.55	30,913	285	3.66
Long-term debt and trust preferred securities	67,694	612	3.62	68,141	707	4.15	67,267	867	5.15

Total interest-bearing liabilities(3)	445,582	2,718	2.47	449,928	3,388	2.99	453,963	4,118	3.61

Noninterest-bearing sources:
Noninterest-bearing deposits	104,451			103,596			96,587
Other liabilities	40,189			49,357			42,432
Shareholders’ equity	47,456			48,916			49,202

Total liabilities and shareholders’ equity	$637,678			$651,797			$642,184

Net interest spread			3.39			3.38			3.11
Impact of noninterest-bearing sources			0.46			0.57			0.67

Net interest income/yield on earning assets		$5,247	3.85%		$5,505	3.95%		$5,290	3.78%

(1)	The average balance and yield on securities are based on the average of historical amortized cost balances.
(2)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3)
Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $397, $509 and $560 in the third, second and first quarters of 2002 and $473 and $284 in the fourth and third quarters of 2001, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which (increased) decreased interest expense on the underlying liabilities $(69), $(65) and $55 in the third, second and first quarters of 2002 and $(40) and $31 in the fourth and third quarters of 2001, respectively. These amounts were substantially offset by corresponding decreases or increases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Asset and Liability Management Activities” beginning on page 60.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Table Five

Average Balances and Interest Rates — Taxable-Equivalent Basis
	Nine Months Ended September 30
	2002			2001
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,437	$187	2.40%	$6,544	$254	5.20%
Federal funds sold and securities purchased under agreements to resell	44,451	662	1.99	33,980	1,161	4.56
Trading account assets	78,005	2,866	4.91	66,041	2,733	5.52
Securities(1)	72,450	3,022	5.56	56,637	2,671	6.29
Loans and leases(2):
Commercial — domestic	111,204	5,592	6.72	137,670	7,741	7.52
Commercial — foreign	21,540	644	3.99	27,403	1,287	6.28
Commercial real estate — domestic	21,431	798	4.98	25,131	1,384	7.36
Commercial real estate — foreign	402	13	4.34	339	17	6.67

Total commercial	154,577	7,047	6.09	190,543	10,429	7.32

Residential mortgage	93,559	4,724	6.74	82,519	4,535	7.33
Home equity lines	22,626	913	5.40	21,940	1,285	7.83
Direct/Indirect consumer	30,136	1,623	7.20	30,377	1,883	8.29
Consumer finance	11,069	682	8.22	32,654	1,945	7.94
Bankcard	20,693	1,582	10.22	15,962	1,381	11.57
Foreign consumer	2,043	57	3.75	2,266	108	6.36

Total consumer	180,126	9,581	7.10	185,718	11,137	8.01

Total loans and leases	334,703	16,628	6.64	376,261	21,566	7.66

Other earning assets	23,918	1,100	6.14	22,575	1,358	8.04

Total earning assets(3)	563,964	24,465	5.79	562,038	29,743	7.07

Cash and cash equivalents	21,140			22,327
Other assets, less allowance for credit losses	66,153			64,424

Total assets	$651,257			$648,789

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$21,539	103	0.64	$20,233	171	1.13
NOW and money market deposit accounts	130,025	1,044	1.07	112,263	2,072	2.47
Consumer CDs and IRAs	68,176	2,240	4.39	75,322	2,955	5.24
Negotiated CDs, public funds and other time deposits	4,520	112	3.29	6,068	246	5.42

Total domestic interest-bearing deposits	224,260	3,499	2.09	213,886	5,444	3.40

Foreign interest-bearing deposits(4):
Banks located in foreign countries	15,525	338	2.91	24,283	882	4.86
Governments and official institutions	2,511	36	1.90	3,835	132	4.59
Time, savings and other	19,051	269	1.89	23,304	715	4.11

Total foreign interest-bearing deposits	37,087	643	2.32	51,422	1,729	4.50

Total interest-bearing deposits	261,347	4,142	2.12	265,308	7,173	3.61

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	97,655	1,532	2.10	94,223	3,467	4.92
Trading account liabilities	31,989	971	4.06	30,019	887	3.95
Long-term debt and trust preferred securities	66,161	1,846	3.72	70,121	3,088	5.87

Total interest-bearing liabilities(3)	457,152	8,491	2.48	459,671	14,615	4.25

Noninterest-bearing sources:
Noninterest-bearing deposits	106,795			95,485
Other liabilities	39,853			45,036
Shareholders' equity	47,457			48,597

Total liabilities and shareholders' equity	$651,257			$648,789

Net interest spread			3.31			2.82
Impact of noninterest-bearing sources			0.47			0.77

Net interest income/yield on earning assets		$15,974	3.78%		$15,128	3.59%

(1)	The average balance and yield on securities are based on the average of historical amortized cost balances.
(2)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(3)
Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $1,466 and $505 in the nine months ended September 30, 2002 and 2001, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which (increased) decreased interest expense on the underlying liabilities $(79) and $103 in the nine months ended September 30, 2002 and 2001, respectively. These amounts were substantially offset by corresponding decreases or increases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see "Asset and Liability Management Activities" beginning on page 60.

(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Noninterest Income

As presented in Table Six, noninterest income decreased $209 million to $3.2 billion and decreased $809 million to $10.1 billion for the three months and nine months ended September 30, 2002, respectively, from the comparable 2001 periods. The decrease in noninterest income for the nine months ended September 30, 2002 reflected a sharp decline in trading account profits and higher equity investment impairment charges, partially offset by increases in service charges, investment and brokerage services, mortgage banking income and card income.

Table Six

Noninterest Income
	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
(Dollars in millions)	2002	2001	Amount	Percent	2002	2001	Amount	Percent
Consumer service charges	$763	$712	$51	7.2%	$2,189	$2,120	$69	3.3%
Corporate service charges	585	528	57	10.8	1,717	1,538	179	11.6

Total service charges	1,348	1,240	108	8.7	3,906	3,658	248	6.8

Consumer investment and brokerage services	373	386	(13)	(3.4)	1,174	1,164	10	0.9
Corporate investment and brokerage services	174	142	32	22.5	522	415	107	25.8

Total investment and brokerage services	547	528	19	3.6	1,696	1,579	117	7.4

Mortgage banking income	218	109	109	100.0	545	426	119	27.9
Investment banking income	318	305	13	4.3	1,123	1,106	17	1.5
Equity investment gains (losses)	(216)	22	(238)	n/m	(226)	340	(566)	n/m
Card income	685	618	67	10.8	1,881	1,792	89	5.0
Trading account profits(1)	71	433	(362)	(83.6)	679	1,508	(829)	(55.0)
Other income	249	174	75	43.1	537	541	(4)	(0.7)

Total	$3,220	$3,429	$(209)	(6.1)%	$10,141	$10,950	$(809)	(7.4)%

n/m = not meaningful

(1)	Trading account profits for the nine months ended September 30, 2001 included the $83 million SFAS 133 transition adjustment net loss.

•
Service charges increased for the nine months ended September 30, 2002, primarily due to increases in both corporate and consumer service charges. Corporate service charges increased as corporate customers chose to pay higher fees rather than maintain excess deposit balances in the lower rate environment. Consumer service charges increased as higher customer account charges and improved waiver discipline were partially offset by the impact of new and existing customers choosing accounts with lower or no service charges.

•
Investment and brokerage services increased primarily due to an increase in corporate investment and brokerage services, which was attributable to higher brokerage commissions in Global Corporate and Investment Banking due to higher customer volume. Consumer investment and brokerage services also increased slightly due to higher brokerage income offset by a decrease in asset management fees.

•
The increase in mortgage banking income for the nine months ended September 30, 2002 was primarily due to an increase in net production income driven by higher sales volumes, partially offset by a decline in servicing income due to portfolio run-off. Mortgage banking income for the three months ended September 30, 2002 increased $109 million compared to the three months ended September 30, 2001 primarily as a result of higher production volumes.

•
Investment banking income for the nine months ended September 30, 2002 remained relatively flat, reflecting increases in advisory services and syndications that were offset by a decline in securities underwriting. For additional discussion of investment banking income, see the Global Corporate and Investment Banking business segment discussion beginning on page 36.

•
Equity investment results decreased as a result of higher equity investment impairment charges of $535 million in Principal Investing as well as a $140 million gain in the strategic investments portfolio in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network.

•
Card income increased as a result of an increase in debit card income. The increase in debit card income was driven by a higher number of active debit cards and increased purchase volume. Credit card income remained relatively flat as higher late, cash advance, overlimit and interchange fees were offset by the impact of reduced servicing and residual income on reduced credit card securitizations. The Corporation expects the residual and servicing income to continue to decline as new advances under previously securitized balances will be recorded on the Corporation’s balance sheet after the revolving period of the securitization, which has the effect of increasing loans on the Corporation’s balance sheet and increasing net interest income and charge-offs, with a corresponding reduction in noninterest income.

•
The decline in trading account profits for the nine months ended September 30, 2002 was primarily due to a decline in revenue from equities and the favorable net mark-to-market adjustments in 2001 on mortgage banking certificates and the related derivative instruments. Gains on certain credit default swaps and other hedges of credit exposure in 2002 offset these declines. For additional discussion of trading results, see the Global Corporate and Investment Banking business segment discussion beginning on page 36.

•
Other income increased 43 percent for the three months ended September 30, 2002 compared to the same period in 2001, primarily due to $190 million in gains on whole mortgage loan sales. Gains on whole mortgage loan sales for the nine months ended September 30, 2002 were $328 million.

Provision for Credit Losses

The provision for credit losses decreased $447 million to $804 million for the three months ended September 30, 2002 and decreased $354 million to $2.5 billion for the nine months ended September 30, 2002 compared to the same periods in 2001. The allowance for credit losses at September 30, 2002 was $6.9 billion or 2.01 percent of the total loan portfolio, compared to 2.09 percent at December 31, 2001. After review of all relevant matters affecting collectibility, management believes that the allowance for credit losses is appropriate given its analysis of incurred credit losses at September 30, 2002.

Total net charge-offs decreased $687 million to $804 million for three months ended September 30, 2002 and decreased $518 million to $2.5 billion for the nine months ended September 30, 2002 compared to the same periods in 2001. Commercial net charge-offs decreased $68 million to $1.3 billion for the nine months ended September 30, 2002, as declines in commercial – domestic net charge-offs in the middle market portfolio and Global Corporate and Investment Banking, due in part to higher recoveries, were partially offset by an increase in foreign net charge-offs and large charge-offs related to one loan in the Private Bank. Consumer net charge-offs decreased $450 million to $1.2 billion for the nine months ended September 30, 2002, primarily due to $635 million in 2001 associated with exiting the subprime real estate lending business, partially offset by an increase in bankcard net charge-offs. The $332 million increase in bankcard net charge-offs was attributable to a 30 percent increase in average on-balance sheet outstandings, portfolio seasoning of outstandings from new account growth in 2000 and 2001 and a weaker economic environment.

In the third quarter of 2001, the aforementioned exit-related provision for credit losses of $395 million, combined with an existing allowance for credit losses of $240 million, was used to write down the subprime real estate loan portfolio to estimated market value. This write-down resulted in charge-offs of $635 million in the consumer finance loan portfolio.

For additional information on the allowance for credit losses, certain credit quality ratios and credit quality information on specific loan categories, see the “Credit Risk Management and Credit Portfolio Review” section beginning on page 47.

Noninterest Expense

As presented in Table Seven, the Corporation’s noninterest expense decreased $1.3 billion and $1.8 billion for the three months and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The decrease in noninterest expense was driven by business exit costs in 2001, the elimination of goodwill amortization expense and lower professional fees, partially offset by increased data processing expense. The Corporation will continue its efforts to manage noninterest expense levels, particularly through these difficult economic times. Management continuously assesses the Corporation’s operating infrastructure to ensure cost effective delivery of its products and services and is committed to taking appropriate actions to reduce or maintain its efficiency ratio through expense management, as well as revenue growth.

Table Seven

Noninterest Expense
	Three Months Ended September 30		Increase/ (Decrease)		Nine Months Ended September 30		Increase/ (Decrease)
(Dollars in millions)	2002	2001	Amount	Percent	2002	2001	Amount	Percent
Personnel	$2,368	$2,304	$64	2.8%	$7,200	$7,239	$(39)	(0.5)%
Occupancy	457	448	9	2.0	1,330	1,309	21	1.6
Equipment	291	273	18	6.6	832	835	(3)	(0.4)
Marketing	210	165	45	27.3	550	516	34	6.6
Professional fees	126	144	(18)	(12.5)	339	411	(72)	(17.5)
Amortization of intangibles	54	219	(165)	(75.3)	164	665	(501)	(75.3)
Data processing	295	175	120	68.6	726	552	174	31.5
Telecommunications	119	121	(2)	(1.7)	361	368	(7)	(1.9)
Other general operating	700	757	(57)	(7.5)	2,102	2,186	(84)	(3.8)
Business exit costs	—	1,305	(1,305)	n/m	—	1,305	(1,305)	n/m

Total	$4,620	$5,911	$(1,291)	(21.8)%	$13,604	$15,386	$(1,782)	(11.6)%

n/m = not meaningful

•
Personnel expense decreased slightly for the nine months ended September 30, 2002, reflecting lower incentive compensation costs and salaries expense, partially offset by higher employee benefit costs. Employee benefit costs increased due in part to a $55 million expense in the third quarter of 2002 related to a change in the expected return on plan assets for the Bank of America Pension Plan from 9.5 percent to 8.5 percent. At September 30, 2002, the Corporation had approximately 134,000 full-time equivalent employees compared to approximately 144,000 at September 30, 2001.

•	Marketing expense increased for the nine months ended September 30, 2002, primarily due to expenses related to marketing programs aimed at increasing online bill pay, card and mortgage customers.

•
Professional fees decreased for the nine months ended September 30, 2002, primarily due to reduced consulting and other professional fees reflecting the increased use of in-house personnel for our customer satisfaction and productivity initiatives.

•
Amortization of intangibles decreased for the nine months ended September 30, 2002, due to the adoption of SFAS 142, which eliminated the amortization of goodwill. The amortization expense of $164 million for the nine months ended September 30, 2002 is related to core deposits and other intangibles.

•
Data processing expense increased for the nine months ended September 30, 2002, primarily due to $45 million in costs associated with terminated contracts on discontinued software licenses in the third quarter of 2002, an increase in expenses resulting from higher volumes of online bill pay activity as well as higher item processing and check clearing expenses.

•
On August 15, 2001, the Corporation announced that it was exiting its auto leasing and subprime real estate lending businesses. As a result of exiting these consumer finance businesses, the Corporation recorded pre-tax business exit costs in the third quarter of 2001 of $1.3 billion in noninterest expense. Business exit costs consisted of goodwill write-offs of $685 million, auto lease residual charges of $400 million, real estate servicing asset revaluation charges of $145 million and other transaction costs of $75 million.

Income Taxes

The Corporation’s income tax expense for the three months and nine months ended September 30, 2002 was $1.1 billion and $3.2 billion for an effective tax rate of 32.0 percent and 32.8 percent, respectively. Income tax expense for the three months and nine months ended September 30, 2001 was $727 million and $2.9 billion for an effective tax rate of 46.4 percent and 38.0 percent, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2002, was primarily due to the portion of nondeductible goodwill write-offs included in business exit costs recorded during the third quarter of 2001, the adoption of SFAS 142 on January 1, 2002 and certain adjustments related to the ongoing estimation process of our annual effective tax rate. SFAS 142 eliminated the amortization of goodwill, the majority of which was not deductible for federal or state income tax purposes.

Banc of America Strategic Solutions, Inc

In 2001, the Corporation realigned certain problem loan management activities into a wholly-owned subsidiary, Banc of America Strategic Solutions, Inc. (SSI). SSI was established to better align the management of all domestic commercial loan credit workout operations. The Corporation believes that economic returns will improve with more effective and efficient management processes afforded a closely aligned end-to-end function. The Corporation believes that economic returns will be maximized by assisting borrowing companies in refinancing with other lenders or through the capital markets, facilitating the sale of entire borrowing companies or certain assets/subsidiaries, negotiating traditional restructurings using borrowing company cash flows to repay debts, selling individual assets in the secondary market when the market prices are attractive relative to assessed collateral values and by executing collateralized debt obligations or otherwise disposing of assets in bulk. From time to time, the Corporation may contribute or sell certain loans to SSI.

In September 2001, Bank of America, N.A. (BANA), a wholly-owned subsidiary of the Corporation, contributed to SSI, a consolidated subsidiary of BANA, commercial loans with a gross book balance of $3.2 billion in exchange for a class of preferred and for a class of common stock of SSI. For financial reporting under GAAP, the loan contribution was accounted for at carryover book basis as appropriate for entities under common control and there was no change in the designation or measurement of the loans because the individual loan resolution strategies were not affected by the realignment or contribution. From time to time, management may identify certain loans to be considered for accelerated disposition. At that time, such loans or pools of loans would be redesignated as held for sale and remeasured at lower of cost or market.

The loan contribution was effected as an exchange for tax purposes. As is common in workout situations, the loans had a tax basis higher than their fair market value. Under the Internal Revenue Code (the Code), SSI received a carryover tax basis in the contributed loans. In addition, under the Code, the aggregate tax basis of the class of preferred and the class of common stock received in the exchange was equal to the basis of the loans contributed. Under the Code, the preferred stock’s allocated tax basis was equal to its fair market value and the common stock was allocated the remaining tax basis, resulting in a tax basis in excess of its fair market value and book basis. The Corporation took into account the tax loss which results from the difference in tax basis and fair market value, recognized on the sale of this class of common stock to an unrelated third party, as well as the carryover tax basis in the contributed loans. The Corporation believes that recognition of the tax loss continues to be appropriate.

During September 2002, commercial loans with a gross book balance of $2.7 billion were sold to SSI. For tax purposes, under the Code, the sale was treated as a taxable exchange. The tax and accounting treatment of this sale had no financial statement impact on the Corporation because the sale was a transfer among entities under common control and there was no change in the individual loan resolution strategies.

Business Segment Operations

The Corporation provides a diversified range of banking and nonbanking financial services and products through its various subsidiaries. The Corporation manages its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment. Descriptions of each business segment and subsegment can be found in the Corporation’s 2001 Annual Report. A customer-centered strategic approach is changing the way the Corporation focuses on its business. In addition to existing financial reporting, the Corporation has begun using customer segment-based financial operating information. Additional information on customer segments can be found in the Customer Segments section beginning on page 40.

From time to time the Corporation refines its business segment strategy and reporting. As the Corporation continued to refine its business segment strategy in 2001, it moved a portion of its thirty-year mortgage portfolio from the Consumer and Commercial Banking segment to Corporate Other. The mortgages designated solely for Asset and Liability Management (ALM) activities were moved to Corporate Other to reflect the fact that management decisions regarding this portion of the mortgage portfolio are driven by corporate ALM considerations and not by the business segments’ management. The thirty-year mortgage portfolio is an integral part of the Corporation’s ALM activities.

See Note Nine of the consolidated financial statements for additional business segment information, a reconciliation to consolidated amounts and information on Corporate Other. Certain prior period amounts have been reclassified between segments and their components (presented after Table Eight) to conform to the current period presentation. See the Supplemental Financial Data section of Management’s Discussion and Analysis on page 20 for a discussion of shareholder value added.

Table Eight

Business Segment Summary

For the three months ended September 30

	Total Corporation		Consumer and Commercial Banking(1)		Asset Management(1)
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income(2)	$5,465	$5,290	$3,728	$3,362	$200	$192
Noninterest income	3,220	3,429	2,174	1,949	381	418

Total revenue	8,685	8,719	5,902	5,311	581	610
Provision for credit losses	804	1,251	420	389	118	16
Gains (losses) on sale of securities	189	97	13	1	—	—
Amortization of intangibles(3)	54	219	43	158	1	14
Other noninterest expense	4,566	5,692	2,968	2,658	359	349

Income before income taxes	3,450	1,654	2,484	2,107	103	231
Income tax expense	1,215	813	904	820	31	83

Net income	$2,235	$841	$1,580	$1,287	$72	$148

Shareholder value added	$880	$824	$1,075	$867	$(4)	$95
Net interest yield (taxable-equivalent basis)	3.75%	3.78%	5.18%	5.03%	3.37%	2.95%
Return on average equity	19.0	6.8	34.6	26.7	11.3	26.4
Efficiency ratio (taxable-equivalent basis)	53.2	67.8	51.0	53.0	61.8	59.5
Average:
Total loans and leases	$340,484	$357,726	$183,035	$179,194	$22,964	$24,631
Total assets	669,149	642,184	308,985	290,699	25,289	27,071
Total deposits	373,933	363,328	283,772	266,339	11,967	11,837
Common equity/Allocated equity	46,592	49,134	18,106	19,139	2,549	2,228

For the three months ended September 30
	Global Corporate and Investment Banking(1)		Equity Investments(1)		Corporate Other
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income(2)	$1,254	$1,193	$(37)	$(35)	$320	$578
Noninterest income	785	1,093	(193)	(25)	73	(6)

Total revenue	2,039	2,286	(230)	(60)	393	572
Provision for credit losses(4)	203	292	—	—	63	554
Gains (losses) on sale of securities	(25)	(9)	—	—	201	105
Amortization of intangibles(3)	8	36	1	3	1	8
Other noninterest expense(4)	1,180	1,196	27	76	32	1,413

Income before income taxes	623	753	(258)	(139)	498	(1,298)
Income tax expense	195	262	(98)	(54)	183	(298)

Net income	$428	$491	$(160)	$(85)	$315	$(1,000)

Shareholder value added	$107	$136	$(222)	$(156)	$(76)	$(118)
Net interest yield (taxable-equivalent basis)	2.46%	2.48%	n/m	n/m	n/m	n/m
Return on average equity	15.6	15.1	(30.5)%	(13.7)%	n/m	n/m
Efficiency ratio (taxable-equivalent basis)	58.3	53.9	n/m	n/m	n/m	n/m
Average:
Total loans and leases	$60,821	$78,219	$446	$468	$73,218	$75,214
Total assets	243,811	228,897	6,093	6,511	84,971	89,006
Total deposits	66,166	68,472	—	—	12,028	16,680
Common equity/Allocated equity	10,845	12,921	2,077	2,440	13,015	12,406

n/m = not meaningful

(1)	There were no material intersegment revenues among the segments.
(2)	Net interest income is presented on a taxable-equivalent basis.
(3)	The Corporation adopted SFAS 142 on January 1, 2002. Accordingly, no goodwill amortization was recorded in 2002.
(4)
Corporate Other includes exit charges consisting of provision for credit losses of $395 million and noninterest expense of $1,305 million related to the exit of certain consumer finance businesses in the third quarter of 2001.

(5)
Noninterest income for the nine months ended September 30, 2001 included the $83 million SFAS 133 transition adjustment net loss which was included in trading account profits. The components of the transition adjustment by segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.

Table Eight (continued)

Business Segment Summary

For the nine months ended September 30

	Total Corporation		Consumer and Commercial Banking(1)		Asset Management(1)
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income(2)	$15,974	$15,128	$10,741	$9,751	$571	$544
Noninterest income(5)	10,141	10,950	6,169	5,758	1,228	1,306

Total revenue	26,115	26,078	16,910	15,509	1,799	1,850
Provision for credit losses	2,532	2,886	1,296	1,046	287	87
Gains (losses) on sale of securities	326	82	44	3	—	—
Amortization of intangibles(3)	164	665	132	476	4	43
Other noninterest expense	13,440	14,721	8,467	7,925	1,079	1,108

Income before income taxes	10,305	7,888	7,059	6,065	429	612
Income tax expense	3,670	3,154	2,619	2,370	144	222

Net income	$6,635	$4,734	$4,440	$3,695	$285	$390

Shareholder value added	$2,546	$2,293	$2,920	$2,447	$74	$233
Net interest yield (taxable-equivalent basis)	3.78%	3.59%	5.14%	4.98%	3.15%	2.85%
Return on average equity	18.7	13.0	32.3	25.7	15.9	23.4
Efficiency ratio (taxable-equivalent basis)	52.1	59.0	50.9	54.3	60.2	62.2
Average:
Total loans and leases	$334,703	$376,261	$182,715	$177,633	$23,596	$24,328
Total assets	651,257	648,789	303,545	287,812	25,631	26,837
Total deposits	368,142	360,793	280,227	263,602	11,860	11,883
Common equity/Allocated equity	47,396	48,528	18,395	19,206	2,391	2,223

For the nine months ended September 30
	Global Corporate and Investment Banking(1)		Equity Investments(1)		Corporate Other
(Dollars in millions)	2002	2001	2002	2001	2002	2001
Net interest income(2)	$3,711	$3,425	$(116)	$(108)	$1,067	$1,516
Noninterest income(5)	3,029	3,770	(222)	227	(63)	(111)

Total revenue	6,740	7,195	(338)	119	1,004	1,405
Provision for credit losses(4)	683	794	—	—	266	959
Gains (losses) on sale of securities	(67)	(30)	—	—	349	109
Amortization of intangibles(3)	24	107	2	8	2	31
Other noninterest expense(4)	3,718	3,908	63	144	113	1,636

Income before income taxes	2,248	2,356	(403)	(33)	972	(1,112)
Income tax expense	754	835	(154)	(16)	307	(257)

Net income	$1,494	$1,521	$(249)	$(17)	$665	$(855)

Shareholder value added	$515	$416	$(438)	$(224)	$(525)	$(579)
Net interest yield (taxable-equivalent basis)	2.49%	2.34%	n/m	n/m	n/m	n/m
Return on average equity	17.9	15.1	(15.6)%	(0.9)%	n/m	n/m
Efficiency ratio (taxable-equivalent basis)	55.5	55.8	n/m	127.6	n/m	n/m
Average:
Total loans and leases	$63,841	$85,897	$440	$487	$64,111	$87,916
Total assets	237,929	232,959	6,200	6,636	77,952	94,545
Total deposits	64,393	67,288	—	17	11,662	18,003
Common equity/Allocated equity	11,176	13,498	2,131	2,394	13,303	11,207

n/m = not meaningful

(1)	There were no material intersegment revenues among the segments.
(2)	Net interest income is presented on a taxable-equivalent basis.
(3)	The Corporation adopted SFAS 142 on January 1, 2002. Accordingly, no goodwill amortization was recorded in 2002.
(4)
Corporate Other includes exit charges consisting of provision for credit losses of $395 million and noninterest expense of $1,305 million related to the exit of certain consumer finance businesses in the third quarter of 2001.

(5)
Noninterest income for the nine months ended September 30, 2001 included the $83 million SFAS 133 transition adjustment net loss which was included in trading account profits. The components of the transition adjustment by segment were a gain of $4 million for Consumer and Commercial Banking, a gain of $19 million for Global Corporate and Investment Banking and a loss of $106 million for Corporate Other.

Consumer and Commercial Banking

Total revenue increased $1.4 billion, or nine percent, for the nine months ended September 30, 2002 compared to the same period in 2001. Net income rose $745 million, or 20 percent. Shareholder value added grew 19 percent over the prior year due to an increase in net income and lower capital as a result of reductions in commercial loan levels in specific industries.

Consumer and Commercial Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$3,728	$3,362	$10,741	$9,751
Noninterest income	2,174	1,949	6,169	5,758

Total revenue	5,902	5,311	16,910	15,509
Provision for credit losses	420	389	1,296	1,046
Noninterest expense	3,011	2,816	8,599	8,401
Net income	1,580	1,287	4,440	3,695
Shareholder value added	1,075	867	2,920	2,447
Efficiency ratio	51.0%	53.0%	50.9%	54.3%

The major components of Consumer and Commercial Banking are Banking Regions, Consumer Products and Commercial Banking.

 Banking Regions

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$2,319	$2,185	$6,786	$6,374
Noninterest income	1,108	971	3,107	2,826

Total revenue	3,427	3,156	9,893	9,200
Provision for credit losses	55	71	193	203
Noninterest expense	2,048	1,923	5,872	5,733
Net income	838	702	2,398	1,961
Shareholder value added	537	490	1,509	1,334
Efficiency ratio	59.7%	60.9%	59.4%	62.3%

Consumer Products

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$809	$552	$2,180	$1,493
Noninterest income	781	714	2,245	2,207

Total revenue	1,590	1,266	4,425	3,700
Provision for credit losses	321	245	911	628
Noninterest expense	604	525	1,694	1,563
Net income	437	316	1,184	949
Shareholder value added	350	234	923	712
Efficiency ratio	38.0%	41.4%	38.3%	42.2%

Commercial Banking
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$600	$625	$1,775	$1,884
Noninterest income	285	264	817	725

Total revenue	885	889	2,592	2,609
Provision for credit losses	44	73	192	215
Noninterest expense	359	368	1,033	1,105
Net income	305	269	858	785
Shareholder value added	188	143	488	401
Efficiency ratio	40.6%	41.4%	39.9%	42.4%

•
Net interest income increased $990 million, or 10 percent, due to a favorable shift in loan mix, overall loan and deposit growth and the Corporation’s overall asset and liability management strategies, partially offset by the compression of margins on deposits. Average on-balance sheet consumer bankcard outstandings increased 30 percent from a year ago, primarily due to new accounts, balance transfers, the reduction in voluntary attrition partly due to efforts aimed at increasing customer satisfaction and an increase in new advances on previously securitized balances that are recorded on the Corporation’s balance sheet after the revolving period of the securitization.

•
Noninterest income increased $411 million, or seven percent, primarily driven by increases in service charges, card income and mortgage banking income. These increases were partially offset by a decrease in trading account profits within Consumer Products, which was due to the favorable net mark-to-market adjustments in 2001 on mortgage banking certificates and the related derivative instruments.

Service charges increased $205 million, or seven percent. Corporate service charges increased $135 million, or 19 percent, as customers opted to pay service charges rather than maintain additional deposit balances in the lower rate environment. Consumer service charges increased $70 million, or three percent, as increased customer account charges and improved waiver discipline were partially offset by the impact of new and existing customers choosing accounts with lower or no service charges. Net new checking accounts for the nine months ended September 30, 2002 were approximately 400,000, compared to 193,000 for all of 2001. The growth in checking accounts was primarily attributable to the company attracting customers with its new My Access Checking product and retaining customers, which was enhanced through increased customer satisfaction.

Card income increased $89 million, or five percent, due to an increase in debit card income. Debit card income within Banking Regions increased $100 million, or 21 percent, driven by a higher number of active debit cards and an increase in purchase volumes. Credit card income within Consumer Products remained relatively flat, as higher late, cash advance, overlimit and interchange fees were offset by the impact of reduced securitized balances. Card income included activity from the securitized portfolio of $113 million and $139 million for the nine months ended September 30, 2002 and 2001, respectively. This amount represents servicing and residual income, which consists of revenues (including interest income) from the securitized credit card portfolio reduced by charge-offs and interest expense paid to the bondholders.

Mortgage banking income increased $119 million, or 28 percent, as an increase in net production income driven by higher sales volumes was partially offset by declines in servicing due to portfolio run-off. Total production of first mortgage loans originated through the Corporation increased $2.4 billion to $56.1 billion for the nine months ended September 30, 2002, primarily due to increased production from the deployment of LoanSolutions and the current refinancing boom. This increase more than offset our decision in the second quarter of 2001 to exit the correspondent loan origination channel. The Corporation continued to focus on generally higher profit margin direct-to-customer business. First mortgage loan origination volume was composed of approximately $37.8 billion of retail loans and $18.3 billion of wholesale loans for the nine months ended September 30, 2002. Retail first mortgage origination volume increased to 67 percent of total volume for the nine months ended September 30, 2002 from 55 percent in the comparable 2001 period. The average portfolio of first mortgage loans serviced decreased $26.0 billion to $287.8 billion for the nine months ended September 30, 2002 compared to the same period in 2001 driven by an increase in mortgage prepayments resulting from the significant decrease in mortgage interest rates during the period.

•
The provision for credit losses increased $250 million, or 24 percent, primarily driven by higher provision in the bankcard loan portfolio within our Consumer Products group, partially offset by a decline in commercial banking provision. The increase in bankcard provision was primarily attributable to a 30 percent increase in average on-balance sheet bankcard outstandings, portfolio seasoning of outstandings from new account growth in 2000 and 2001 and a weaker economic environment. Seasoning refers to the length of time passed since an account was opened.

•
Noninterest expense increased $198 million, or two percent, primarily attributable to a change in assumptions for the Bank of America Pension Plan as well as increases in marketing and promotional fees, personnel, data processing expense and increases in processing/support costs (which included increases related to e-commerce and debit card processing). The increase in data processing expense was primarily due to costs associated with terminated contracts on discontinued software licenses. These increases were partially offset by the elimination of goodwill amortization. Goodwill amortization expense for the nine months ended September 30, 2001 was $339 million.

Asset Management

Client assets at September 30, 2002 and 2001 were:

Client Assets

	September 30
(Dollars in billions)	2002	2001
Assets under management	$271.9	$281.8
Client brokerage assets	87.1	93.6
Assets in custody	42.1	43.1

Total client assets	$401.1	$418.5

Assets under management generate fees based on a percentage of their value. Assets of the Nations Funds family of mutual funds increased $3.4 billion to $128.7 billion at September 30, 2002 compared to a year ago, primarily driven by an increase in fixed income mutual funds in the declining equity market environment. A decline in total assets under management of $9.9 billion, or three percent, was primarily driven by declines in market valuations. Client brokerage assets, a source of commission revenue, decreased $6.5 billion, or seven percent, compared to the prior year. Assets in custody, which generate custodial fees, declined two percent. The decreases in client brokerage assets and assets in custody were primarily due to declining market values and unfavorable economic conditions.

Total revenue declined $51 million, or three percent, for the nine months ended September 30, 2002. Net income decreased $105 million, or 27 percent. Shareholder value added declined 68 percent, primarily driven by the decline in net income.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$200	$192	$571	$544
Noninterest income	381	418	1,228	1,306

Total revenue	581	610	1,799	1,850
Provision for credit losses	118	16	287	87
Noninterest expense	360	363	1,083	1,151
Net income	72	148	285	390
Shareholder value added	(4)	95	74	233
Efficiency ratio	61.8%	59.5%	60.2%	62.2%

•	Net interest income increased $27 million, or five percent, primarily due to the Corporation’s overall asset and liability management strategies.

•
Despite the 22 percent drop in the S&P 500 from a year ago, noninterest income only declined $78 million, or six percent, primarily due to a decline in investment and brokerage services activities, reflecting the current market environment. An increase in mutual fund fees was more than offset by a decline in personal asset management fees.

•	Provision expense increased $200 million, primarily due to large charge-offs in the second and third quarters of 2002 related to one loan in the Private Bank.

•
Noninterest expense declined $68 million, or six percent, primarily due to the elimination of goodwill amortization and lower revenue-related incentive compensation. Goodwill amortization expense for the nine months ended September 30, 2001 was $38 million.

Global Corporate and Investment Banking

For the nine months ended September 30, 2002, total revenue decreased $455 million, or six percent. Net income decreased $27 million, or two percent. Shareholder value added grew 24 percent as a result of lower capital due to reductions in loan levels, partially offset by the decline in net income. Shareholder value added declined 21 percent in the third quarter of 2002 compared to the third quarter of 2001, primarily due to a decline in net income, partially offset by lower capital due to reductions in loans levels. Management will continue to assess the uncertainty in the current economic environment and its effects on our various products and services. As market conditions warrant, management will adjust our resource allocation and take those actions necessary to maintain our market position and focus on revenue, net income and SVA.

Global Corporate and Investment Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$1,254	$1,193	$3,711	$3,425
Noninterest income	785	1,093	3,029	3,770

Total revenue	2,039	2,286	6,740	7,195
Provision for credit losses	203	292	683	794
Noninterest expense	1,188	1,232	3,742	4,015
Net income	428	491	1,494	1,521
Shareholder value added	107	136	515	416
Efficiency ratio	58.3%	53.9%	55.5%	55.8%

Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through three components: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$523	$459	$1,519	$1,280
Noninterest income	392	731	1,995	2,848

Total revenue	915	1,190	3,514	4,128
Provision for credit losses	(17)	15	22	25
Noninterest expense	791	827	2,562	2,793
Net income	100	230	598	838
Shareholder value added	(8)	123	285	508
Efficiency ratio	86.4%	69.4%	72.9%	67.7%

Global Credit Products

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$534	$547	$1,538	$1,628
Noninterest income	182	155	397	330

Total revenue	716	702	1,935	1,958
Provision for credit losses	216	285	666	777
Noninterest expense	126	149	393	447
Net income	242	172	573	472
Shareholder value added	43	(64)	(52)	(266)
Efficiency ratio	17.7%	21.2%	20.3%	22.9%

Global Treasury Services

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$197	$187	$654	$517
Noninterest income	211	207	637	592

Total revenue	408	394	1,291	1,109
Provision for credit losses	4	(8)	(5)	(8)
Noninterest expense	271	256	787	775
Net income	86	89	323	211
Shareholder value added	72	77	282	174
Efficiency ratio	66.5%	65.2%	61.0%	69.9%

•
Net interest income increased $286 million, or eight percent, primarily as a result of the margin impact of higher trading-related activities and the Corporation’s overall asset and liability management strategies, partially offset by lower commercial loan levels. Net interest income on non-core deposit balances within the Global Treasury Services group declined during the quarter as balances returned to more normal levels.

•
Noninterest income decreased $741 million, or 20 percent, primarily due to a sharp decline in trading account profits, partially offset by increases in investment and brokerage services and service charges. Investment and brokerage services increased 38 percent to $478 million due to increased brokerage commissions due to higher customer volume. Service charges increased $37 million, or four percent, as most corporate customers chose to pay higher fees rather than increase deposit balances in the lower rate environment.

Trading account profits as well as trading-related net interest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation’s trading activities.

Trading-related Revenue in Global Corporate and Investment Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Trading account profits	$91	$398	$732	$1,541
Trading-related net interest income	485	417	1,387	1,182

Total trading-related revenue	$576	$815	$2,119	$2,723

Trading-related revenue by product
Foreign exchange	$127	$138	$389	$419
Interest rate	91	220	639	731
Credit(1)	277	222	726	664
Equities	79	209	308	757
Commodities	2	26	57	152

Total trading-related revenue	$576	$815	$2,119	$2,723

(1)	Credit includes fixed income and credit default swaps and hedges of credit exposure.

Trading-related revenue decreased $604 million for the nine months ended September 30, 2002, as the $809 million decrease in trading account profits was partially offset by a $205 million increase in the net interest margin. The overall decrease was primarily due to a decline in revenue from equity products of $449 million, which was attributable to a slowdown in market activity. Revenue from commodities contracts decreased $95 million, attributable to gains recognized due to the prior year’s volatile markets. Revenue from interest rate contracts decreased $92 million, as an increase in sales revenue was more than offset by declines in trading. Credit trading increased $62 million due to significant positive mark-to-market gains that were produced from certain credit default swaps and other hedges of credit exposure that occurred in 2002. These gains were offset by declines in the high grade and high yield businesses, which were adversely impacted by the widening of credit spreads.

Investment banking income for the nine months ended September 30, 2002 remained relatively flat. Advisory services income increased $43 million, primarily due to increases in fees from restructuring clients’ balance sheets. Securities underwriting declined $11 million as decreases in high grade and high yield were partially offset by an increase in equity underwriting. Investment banking income by major activity follows:

Investment Banking Income in Global Corporate and Investment Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Investment banking income
Securities underwriting	$121	$157	$546	$557
Syndications	109	81	297	275
Advisory services	62	32	200	157
Other	11	20	31	71

Total	$303	$290	$1,074	$1,060

•	Provision expense decreased $111 million, or 14 percent, due to a decline in loan levels and higher recoveries, partially offset by the impact of the weakened economic environment.

•
A $273 million, or seven percent, decrease in noninterest expense was primarily due to lower revenue-related incentive compensation and the elimination of goodwill amortization. Goodwill amortization expense for the nine months ended September 30, 2001 was $87 million.

Equity Investments

For the nine months ended September 30, 2002, both revenue and net income decreased substantially, primarily due to higher equity investment impairment charges.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2002	2001	2002	2001
Net interest income	$(37)	$(35)	$(116)	$(108)
Noninterest income	(193)	(25)	(222)	227

Total revenue	(230)	(60)	(338)	119
Provision for credit losses	—	—	—	—
Noninterest expense	28	79	65	152
Net income (loss)	(160)	(85)	(249)	(17)
Shareholder value added	(222)	(156)	(438)	(224)
Efficiency ratio	n/m	n/m	n/m	127.6%

n/m = not meaningful

•	Net interest income consists primarily of the funding cost associated with the carrying value of investments.

•
Equity investment gains (losses) decreased $512 million to $(229) million. The decrease was the result of weakness in equity markets in 2002 and a $140 million gain in the strategic investments portfolio in the first quarter of 2001 related to the sale of an interest in the Star Systems ATM network. For the nine months ended September 30, 2002, Principal Investing recorded cash gains of $319 million, offset by fair value adjustment losses of $11 million and impairment charges of $535 million. The impairment charges in the third quarter of 2002 included one large individual charge within the international telecom sector. For the nine months ended September 30, 2001, Principal Investing recorded cash gains of $343 million, offset by fair value adjustment losses of $135 million and impairment charges of $96 million. Impairments recorded in both 2002 and 2001 were driven by continuing depressed levels of economic activity across many sectors and weakness in capital markets, which were compounded by the impacts of September 11, 2001. The Corporation recognized a reduction in values of certain equity positions primarily within the technology, media and telecom portfolios as well as value adjustments across many other industries both domestically and internationally.

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

The customer-based segments include: Consumer, Premier, Private, Small Business, Commercial, Corporate and Equity Investments. The Corporate and Equity Investments segments are comparable to the traditional line of business segments Global Corporate and Investment Banking and Equity Investments. Additional discussion of these two segments is found beginning on pages 36 and 39.

The Consumer segment serves individual customers whose financial services needs can be fulfilled by traditional banking services, systems and delivery processes. Net income for the Consumer segment was $856 million and $2.4 billion for the three months and nine months ended September 30, 2002 and $680 million and $2.0 billion for the three months and nine months ended September 30, 2001.

The Premier segment serves clients who have the capacity to build and preserve significant wealth. Premier clients often require tailored solutions that fit their unique challenges. Accordingly, Premier clients are assigned an experienced client manager who delivers the resources for proactive planning and personalized solutions. Net income for the Premier segment was $126 million and $396 million for the three months and nine months ended September 30, 2002 and $114 million and $321 million for the three months and nine months ended September 30, 2001.

The Private segment focuses on building and preserving the wealth of affluent and high-net-worth individuals and families by providing clients with investment, fiduciary and comprehensive banking and credit expertise. Net income for the Private segment was $50 million and $197 million for the three months and nine months ended September 30, 2002 and $116 million and $324 million for the three months and nine months ended September 30, 2001.

The Small Business segment provides services to business clients that are best served through the Corporation’s vast network of local access points such as banking centers, business client managers and business lending centers and call centers. In many cases, small business customers also have personal relationships with us. Net income for the Small Business segment was $275 million and $731 million for the three months and nine months ended September 30, 2002 and $220 million and $632 million for the three months and nine months ended September 30, 2001.

The Commercial segment is focused on delivering innovative solutions to middle market companies that are maturing in their businesses and require more innovative services. These innovative solutions include traditional banking services as well as treasury and trade services, asset-based lending, capital markets and investment banking services and asset management services. Net income for the Commercial segment was $345 million and $1.0 billion for the three months and nine months ended September 30, 2002 and $305 million and $846 million for the three months and nine months ended September 30, 2001.

Balance Sheet Review

The Corporation utilizes an integrated approach in managing its balance sheet. The following summary discusses various aspects of both on- and off-balance sheet positions at September 30, 2002 and December 31, 2001 and certain average balances for the nine months ended September 30, 2002 and 2001.

Cash and Cash Equivalents

At September 30, 2002, cash and cash equivalents were $24.5 billion, a decrease of $2.4 billion from December 31, 2001. During the nine months ended September 30, 2002, net cash used in operating activities was $339 million, net cash used in investing activities was $19.5 billion and net cash provided by financing activities was $17.5 billion. For further information on cash flows, see the Consolidated Statement of Cash Flows of the consolidated financial statements.

Securities

The securities portfolio is an integral part of the Corporation’s balance sheet management activities. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity requirements and on- and off-balance sheet positions.

The average securities portfolio for the nine months ended September 30, 2002 increased $15.8 billion to $72.5 billion, primarily due to an increase in mortgage-backed securities, partially offset by reductions in U.S. Treasury securities and agency debentures. As a percentage of total uses of funds, the average securities portfolio increased by two percent to 11 percent for the nine months ended September 30, 2002.

The securities portfolio at September 30, 2002 included available-for-sale securities totaling $88.6 billion compared to $84.5 billion at December 31, 2001. The estimated average duration of the available-for-sale securities portfolio was 2.03 years at September 30, 2002 compared to 3.34 years at December 31, 2001.

Unrealized gains and losses on available-for-sale and marketable equity securities are included in accumulated other comprehensive income in shareholders’ equity. At September 30, 2002, there were net unrealized gains of $776 million, net of related income tax expense of $418 million. At December 31, 2001, there were net unrealized losses of $480 million, net of related income tax benefit of $311 million.

Held-to-maturity securities totaled $1.0 billion at both September 30, 2002 and December 31, 2001. At September 30, 2002 and December 31, 2001, the market value of the Corporation’s held-to-maturity securities reflected pre-tax net unrealized losses of $35 million and $40 million, respectively.

Gains on sales of securities were $326 million and $82 million for the nine months ended September 30, 2002 and 2001, respectively. The gains on sales of securities in 2002 were a consequence of portfolio repositioning in connection with the Corporation’s interest rate risk management strategy.

Outstanding Loans and Leases

The Corporation originates loans both for retention on the balance sheet and for distribution. As part of our originate-to-distribute strategy, commercial loan originations may be sold through syndication structures and residential mortgages originated by our mortgage group frequently are distributed in the secondary market. In addition, in connection with its balance sheet management activities, the Corporation from time to time may retain mortgage loans originated and purchase and sell loans.

Managed loans are defined as on-balance sheet loans and leases as well as securitized bankcard loans. New advances under these previously securitized balances will be recorded on the Corporation’s balance sheet after the revolving period of the securitization, which has the effect of increasing loans on the Corporation’s balance sheet and increasing net interest income and charge-offs, with a corresponding reduction in noninterest income. As presented in Table Five, average outstanding loans and leases, the Corporation’s primary use of funds, decreased $41.6 billion to $334.7 billion for the nine months ended September 30, 2002 compared to the same period in 2001. Average managed loans and leases decreased $45.2 billion to $341.5 billion for the nine months ended September 30, 2002 compared to the same period in 2001. The decline in both on-balance sheet and managed loans was primarily due to a decrease in commercial loans as the Corporation continued efforts to exit less profitable relationships that did not meet its SVA targets as well as a decline in consumer finance loans as a result of the Corporation exiting the subprime real estate lending business, partially offset by growth in residential mortgages and bankcard receivables.

Average managed commercial loans decreased $37.7 billion to $155.0 billion for the nine months ended September 30, 2002 compared to the same period in 2001. The commercial — domestic portfolio decreased $28.2 billion to $111.7 billion, reflecting continuing efforts to exit relationships that do not meet the Corporation’s SVA targets and other customer paydowns. The commercial — foreign portfolio declined $5.9 billion to $21.5 billion, primarily due to the Corporation’s efforts to reduce exposure to certain foreign markets and paydowns on customer balances. The commercial real estate — domestic portfolio declined $3.7 billion to $21.4 billion, primarily due to paydowns on customer balances.

Average managed consumer loans decreased $7.5 billion to $186.4 billion for the nine months ended September 30, 2002 compared to the same period in 2001. Average consumer finance loans decreased $21.6 billion to $11.1 billion due primarily to the exit of the subprime real estate lending business and continued runoff in the liquidating portfolios. Average residential mortgage loans increased $11 billion to $93.6 billion primarily driven by an increase in retail mortgage originations, net of paydowns, due to a lower rate environment. In addition, the average impact of purchases of residential mortgage loans during the year were largely offset by the average impact of mortgage loan sales. Average managed bankcard loans increased $2.8 billion to $27.0 billion primarily due to new accounts, an increase in balance transfers and a reduction in voluntary attrition.

Deposits

Tables Four and Five provide information on the average amounts of deposits and the rates paid by deposit category. Through the Corporation’s diverse retail banking network, deposits remain the primary source of funds for the Corporation. Average deposits increased $7.3 billion to $368.1 billion for the nine months ended September 30, 2002 due to a $11.3 billion increase in average noninterest-bearing deposits and a $10.4 billion increase in average domestic interest-bearing deposits, partially offset by a $14.3 billion decrease in average foreign interest-bearing deposits. Average core deposits, which exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits, increased $23.2 billion to $326.5 billion for the nine months ended September 30, 2002. The increase in average core deposits was primarily driven by an increase in money market savings accounts and noninterest-bearing deposits, partially offset by a decline in CDs. The increase in money market savings accounts was driven by the Corporation’s deposit pricing initiative to offer more competitive money market savings rates as well as by consumers moving assets into deposit products with greater liquidity during the economic slowdown. New deposit products have been introduced in an effort to retain customer deposits when the economy recovers. As a percentage of total sources of funds, average core deposits increased by three percent to 50 percent for the nine months ended September 30, 2002. At September 30, 2002, and December 31, 2001, core deposits exceeded loans and leases.

Short-Term Borrowings

The Corporation uses short-term borrowings as a funding source and in its management of interest rate risk. For the nine months ended September 30, 2002, total average short-term borrowings were $97.7 billion compared to $94.2 billion for the same period in 2001. This increase was primarily due to increases in repurchase agreements and treasury tax and loan notes, partially offset by decreases in short-term notes payable, commercial paper and federal funds purchased.

Long-Term Debt and Trust Preferred Securities

Long-term debt decreased $2.5 billion to $60.0 billion at September 30, 2002, from $62.5 billion at December 31, 2001. The overall decline in long-term debt was due to the reduced need for market based funding as a result of deposit growth. The reduction in debt was partially offset by additional issuances to maintain liquidity, repay maturing debt and fund share repurchases. During the nine months ended September 30, 2002, the Corporation issued, domestically and internationally, $7.2 billion in long-term debt, a $3.7 billion decrease from $10.9 billion during the same period in 2001. See Note Six of the consolidated financial statements for further details on long-term debt.

Subsequent to September 30, 2002, the Corporation issued $838 million of long term senior and subordinated debt, with maturities ranging from 2003 to 2032.

For a detailed discussion on trust preferred securities, see Note Six of the consolidated financial statements.

Credit Extension Commitments

Many of the Corporation’s lending relationships, including those with commercial and consumer customers, contain both funded and unfunded elements. The unfunded component of these commitments is not recorded on the Corporation’s balance sheet unless and until a draw is made under the loan facility. The Corporation includes unfunded commitments in the determination of its regulatory capital ratios. These commitments are more fully discussed in Note Seven of the consolidated financial statements. The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date.

Table Nine

Credit Extension Commitments

September 30, 2002

(Dollars in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total
Loan commitments(1)	$107,053	$44,176	$28,878	$40,370	$220,477
Standby letters of credit and financial guarantees	20,485	6,345	756	3,593	31,179
Commercial letters of credit	3,473	172	—	325	3,970
Credit card lines	73,120	—	—	—	73,120

Total credit extension commitments	$204,131	$50,693	$29,634	$44,288	$328,746

(1)	Equity commitments primarily related to obligations to fund existing venture capital equity investments are included in loan commitments.

Off-Balance Sheet Financing Entity Commitments

In the normal course of business, the Corporation also supports its customers’ financing needs through facilitating their access to the commercial paper markets. These markets provide an attractive, lower cost financing alternative for the Corporation’s customers. These customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turns issues high-grade short-term commercial paper that is collateralized by such assets. Additionally, some customers receive the benefit of commercial paper financing rates related to certain lease arrangements. The Corporation facilitates these transactions and bills and collects fees from the financing entity for the services it provides including administration, trust services and marketing the commercial paper.

In addition, the Corporation receives fees for providing combinations of liquidity and standby letters of credit or similar loss protection commitments, and derivatives to the financing entities. These forms of asset support are senior to the first layer of asset support provided by customers through over-collateralization. The rating agencies require that a certain percentage of the commercial paper entity’s assets be supported by both the seller’s over-collateralization and the Corporation’s standby letter of credit in order to receive their respective investment rating. The letter of credit would be drawn on only in circumstances where the over-collateralization provided by the seller is insufficient to cover losses of the related asset. Liquidity commitments made to the commercial paper entity are designed to fund scheduled redemptions of commercial paper in the event there is a market disruption or the new commercial paper cannot be issued to fund the redemption of the maturing commercial paper. The liquidity facility is pari-passu with the commercial paper. The Corporation does not enter into any other form of guarantee with these types of entities.

The Corporation manages its credit risk on these commitments by subjecting them to its normal underwriting and risk management processes. At September 30, 2002 and December 31, 2001, the Corporation had off-balance sheet liquidity commitments and standby letters of credit and other financial guarantees to these financing entities of $34.7 billion and $36.1 billion, respectively. Substantially all of these liquidity commitments and standby letters of credit and other financial guarantees mature within one year. These amounts are included in total credit extension commitments in Table Nine. Net revenues earned from fees associated with these financing entities were approximately $400 million and $233 million for the nine months ended September 30, 2002 and 2001, respectively.

The Corporation does not purchase any commercial paper issued by these entities other than during the underwriting process. These types of entities are not consolidated by the Corporation based on the accounting guidance contained in ARB No. 51, “Consolidated Financial Statements”, SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries”, EITF Issue No. D-14, “Transactions Involving Special Purpose Entities”, and EITF Issue No. 90-15, “Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions”. Derivative instruments related to these entities are marked to market through the statement of income. Standby letters of credit and liquidity commitments are accounted for pursuant to SFAS No. 5, “Accounting for Contingencies”(SFAS 5), and are discussed further in Note Seven to the consolidated financial statements.

In addition, to preserve its own liquidity, control its capital position and provide customers with a commercial paper investment, the Corporation from time to time will sell assets to off-balance sheet commercial paper entities. The commercial paper entities are special purpose entities that have been isolated beyond the reach of the Corporation or its creditors, even in the event of bankruptcy or other receivership. Assets sold to the entities consist primarily of high-grade corporate or municipal bonds, collateralized debt obligations and asset backed securities. These off-balance sheet entities issue collateralized commercial paper to third party market participants and passive derivative instruments to the Corporation. Assets sold to these entities typically have an investment rating determined by one of the national rating agencies ranging from Aaa/AAA to Aa/AA. The Corporation may provide liquidity and standby letters of credit or similar loss protection commitments to the financing entity, or it may enter into a derivative with the entity whereby the Corporation assumes certain risks. The liquidity facility and derivative are pari-passu with the commercial paper.

The derivative provides interest rate, currency and a pre-specified amount of credit protection to the entity in exchange for the commercial paper rate. This derivative is provided for in the legal documents and helps to alleviate any cash flow mismatches. In some cases, if an asset’s rating declines below a certain investment quality as evidenced by its investment rating or defaults, the Corporation is no longer exposed to the risk of loss; at that time, the commercial paper holders assume the risk of loss. In other cases, the Corporation agrees to assume all of the credit exposure related to the referenced asset. Legal documents for each entity specify asset quality levels that require the entity to automatically dispose of the asset once the asset falls below the specified quality rating. At the time the asset is disposed, the Corporation is required to reimburse the entity for any credit related losses depending on the pre-specified level of protection provided.

Similar to that discussed above, the Corporation receives fees for the services it provides to the financing entity, and it manages any market risk on commitments or derivatives through normal underwriting and risk management processes. Derivative activity related to these financing entities is included in Note Three of the consolidated financial statements. At September 30, 2002 and 2001, the Corporation had off-balance sheet liquidity commitments and standby letters of credit and other financial guarantees to the financing entities of $4.2 billion and $4.3 billion, respectively. Substantially all of these liquidity commitments and standby letters of credit and other financial guarantees mature within one year. These amounts are included in total credit extension commitments in the preceding table. Net revenues earned from fees associated with these financing entities were $30 million and $31 million in 2002 and 2001, respectively.

The Corporation does not purchase any of the commercial paper issued by these types of entities other than during the underwriting process. These types of entities are not consolidated by the Corporation because they are considered Qualified Special Purpose Entities as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Derivative instruments related to these entities are marked to market through the statement of income. Standby letters of credit and liquidity commitments are accounted for pursuant to SFAS 5 and are discussed further in Note Seven to the consolidated financial statements.

Because the Corporation provides liquidity and credit support to these financing entities, the Corporation’s credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Further, disruption in the commercial paper markets may result in the Corporation having to fund under these commitments and letters of credit discussed above. These risks, along with all other credit and liquidity risks, are managed by the Corporation within its policies and practices. See Note One of the consolidated financial statements beginning on page 82 of the Corporation’s 2001 Annual Report for an additional discussion of off-balance sheet financing entities.

Capital Resources and Capital Management

Shareholders’ equity at September 30, 2002 was $48.2 billion compared to $48.5 billion at December 31, 2001, a decrease of $281 million. The decrease was primarily due to $6.8 billion in repurchases of common stock, partially offset by $3.9 billion of net earnings (net income less dividends), $2.2 billion of common stock issued under employee plans and $176 million of net gains recorded in other comprehensive income.

On December 11, 2001, the Corporation’s Board of Directors (the Board) authorized a new stock repurchase program of up to 130 million shares of the Corporation’s common stock at an aggregate cost of up to $10.0 billion. At September 30, 2002, the remaining buyback authority for common stock under this program totaled $3.3 billion, or 33 million shares. During the nine months ended September 30, 2002, the Corporation repurchased approximately 99 million shares of its common stock in open market repurchases and under accelerated repurchase programs at an average per-share price of $68.52, which reduced shareholders’ equity by $6.8 billion and increased earnings per share by approximately $0.13. These repurchases were partially offset by the issuance of 42 million shares of common stock under employee plans, which increased shareholders’ equity by $2.2 billion and decreased earnings per share by approximately $0.06 for the nine months ended September 30, 2002. During the nine months ended September 30, 2001, the Corporation repurchased approximately 54 million shares of its common stock in open market repurchases at an average per-share price of $56.06, which reduced shareholders’ equity by $3.0 billion. These repurchases were partially offset by the issuance of 22 million shares of common stock under employee plans, which increased shareholders’ equity by $903 million. The Corporation anticipates it will continue to repurchase shares at least equal to shares issued under its various stock option plans.

The Corporation sells put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. At September 30, 2002, there were 6.5 million put options outstanding with exercise prices ranging from $61.86 per share to $70.72 per share, which expire from February 2003 to July 2003. Should the outstanding options at September 30, 2002 be exercised in the future, the per share cost to the Corporation, net of the premium already received, will range from $54.87 to $64.07, or a weighted average of $58.68. The closing market price of the Corporation’s common stock at September 30, 2002 was $63.80 per share. At December 31, 2001, there were two million put options outstanding with exercise prices ranging from $61.82 per share to $61.84 per share, all of which expired unexercised in September 2002.

On October 23, 2002, the Board approved a $0.04 per share, or seven percent, increase in the quarterly common dividend. This increase brings the common dividend to $0.64 per share for the fourth quarter of 2002 and $2.44 for the year ended December 31, 2002.

Presented in Table Ten are the regulatory risk-based capital ratios, actual capital amounts and minimum required capital amounts for the Corporation and Bank of America, N.A. at September 30, 2002 and December 31, 2001. The Corporation and all of its banking subsidiaries were classified as well-capitalized at September 30, 2002 and December 31, 2001:

Table Ten

Regulatory Capital

	September 30, 2002			December 31, 2001
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Tier 1 Capital
Bank of America Corporation	8.13%	$41,732	$20,523	8.30%	$41,972	$20,243
Bank of America, N.A.	8.74	39,950	18,286	9.25	42,161	18,225
Total Capital
Bank of America Corporation	12.38	63,505	41,047	12.67	64,118	40,487
Bank of America, N.A.	11.58	52,918	36,572	12.55	57,192	36,450
Leverage
Bank of America Corporation	6.35	41,732	26,282	6.56	41,972	25,604
Bank of America, N.A.	7.02	39,950	22,769	7.59	42,161	22,233

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

At September 30, 2002, the regulatory risk-based capital ratios of the Corporation and Bank of America, N.A. exceeded the regulatory minimums of four percent for Tier 1 risk-based capital ratio, eight percent for total risk-based capital ratio and the leverage guidelines of 100 to 200 basis points above the minimum ratio of three percent. At September 30, 2002 and December 31, 2001, the Corporation had no subordinated debt that qualified as Tier 3 capital.

Risk Management Overview

The Corporation’s goal in managing risk is to produce appropriate risk-adjusted returns, reduce the volatility in earnings and increase shareholder value. The Corporation has an established governance structure and risk management approach that it believes enables it to reach that goal. Processes are designed to align the Corporation’s measures for business success with the measures for risk, return and growth. Further, these processes enable the Corporation to better communicate with its associates the corporate appetite for risk, manage sources of earnings volatility and manage appropriate capital levels. For additional detail on risk management activities, see page 54 of the Corporation’s 2001 Annual Report.

Credit Risk Management and Credit Portfolio Review

To manage both on- and off-balance sheet credit risk, the Risk Management group, which reports to the Chief Risk Officer, develops and executes corporate-wide policies and procedures and approves and monitors business unit level policies and procedures within corporate standards. The Corporation’s overall objective in managing credit risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Risk Management group works with other areas of the Corporation that conduct activities involving credit risk to maintain a credit risk profile that is diverse in terms of product type, industry, geographic, borrower and counterparty concentration. More detailed information on the Corporation’s credit risk management processes is included in the Corporation’s 2001 Annual Report on pages 54 through 64.

The Corporation uses credit derivatives, including synthetic collateralized loan obligations (CLO), to reduce credit risk of its lending activities. The credit derivatives included single name credit default swaps with a notional amount of $6.9 billion and $4.6 billion at September 30, 2002 and December 31, 2001, respectively. Synthetic CLOs provide basket risk protection for specifically designated pools of loans, net of a first loss sharing component and a maximum recovery limit. The notional amount of the Corporation’s reference portfolio under the basket protection was $10.0 billion at both September 30, 2002 and December 31, 2001.

Outstanding Loans and Leases Portfolio Review

Table Eleven presents outstanding loans and leases, nonperforming assets and net charge-offs by category. Additional information on the Corporation’s commercial real estate, industry and foreign exposure can be found in the Concentrations of Credit Risk section beginning on page 53.

Table Eleven

Outstanding Loans and Leases, Nonperforming Assets and Net Charge-offs

	Outstanding Loans and Leases				Nonperforming Assets(1)
	September 30 2002		December 31 2001		September 30 2002	December 31 2001
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Amount
Commercial — domestic	$105,240	30.8%	$118,205	35.9%	$3,132	$3,123
Commercial — foreign	20,677	6.1	23,039	7.0	854	461
Commercial real estate — domestic	20,707	6.1	22,271	6.8	172	240
Commercial real estate — foreign	447	0.1	383	0.1	3	3

Total commercial	147,071	43.1	163,898	49.8	4,161	3,827

Residential mortgage	105,617	31.0	78,203	23.8	585	556
Home equity lines	23,464	6.9	22,107	6.7	57	80
Direct/Indirect consumer(2)	30,417	8.9	30,317	9.2	31	27
Consumer finance(2)	9,495	2.8	12,652	3.9	8	9
Bankcard	23,062	6.8	19,884	6.0	—	—
Foreign consumer	1,965	0.5	2,092	0.6	7	7

Total consumer	194,020	56.9	165,255	50.2	688	679

Total nonperforming loans					4,849	4,506

Foreclosed properties					282	402

Total	$341,091	100.0%	$329,153	100.0%	$5,131	$4,908

Nonperforming assets as a percentage of:
Total assets					0.78%	0.79%
Outstanding loans, leases and foreclosed properties					1.50	1.49
Nonperforming loans as a percentage of outstanding loans and leases					1.42	1.37
Loans past due 90 days or more and still accruing interest					$726	$680

Table Eleven (continued)

Outstanding Loans and Leases, Nonperforming Assets and Net Charge-offs

	Net Charge-offs(3)
	Three Months Ended September 30				Nine Months Ended September 30
	2002		2001		2002		2001
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial — domestic	$240	0.90%	$412	1.26%	$993	1.19%	$1,235	1.20%
Commercial — foreign	148	2.77	57	0.89	317	1.97	148	0.72
Commercial real estate — domestic	6	0.12	4	0.07	27	0.17	22	0.12

Total commercial	394	1.05	473	1.05	1,337	1.16	1,405	0.99

Residential mortgage	5	0.02	7	0.04	24	0.03	20	0.03
Home equity lines	5	0.08	4	0.07	20	0.12	14	0.08
Direct/Indirect consumer(2)	48	0.63	68	0.87	150	0.66	167	0.74
Consumer finance(2,4)	54	2.13	746	11.75	177	2.14	947	3.87
Bankcard	285	5.09	181	4.08	796	5.14	464	3.89
Other consumer — domestic(5)	11	n/m	11	n/m	25	n/m	30	n/m
Foreign consumer	2	0.32	1	0.21	3	0.20	3	0.21

Total consumer	410	0.85	1,018	2.27	1,195	0.89	1,645	1.18

Total net charge-offs	$804	0.94%	$1,491	1.65%	$2,532	1.01%	$3,050	1.08%

Managed bankcard net losses and ratios(6)	$356	5.13%	$307	4.81%	$1,086	5.38%	$852	4.71%

n/m = not meaningful
(1)
Balance does not include $184 million and $1.0 billion of nonperforming assets included in other assets at September 30, 2002 and December 31, 2001, respectively. The Corporation had approximately $14 million and $48 million of troubled debt restructured loans at September 30, 2002 and December 31, 2001, respectively, which were accruing interest and were not included in nonperforming assets.

(2)	In the second quarter of 2002, the auto lease receivable portfolio was reclassified from direct/indirect consumer loans to consumer finance loans for all periods presented.
(3)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding loans and leases during the period for each loan category.
(4)	Includes $635 million related to the exit of the subprime real estate lending business in the third quarter of 2001.
(5)	Represents charge-offs of overdrafts on checking accounts.
(6)	Includes both on-balance sheet and securitized loans.

Commercial Portfolio

At September 30, 2002 and December 31, 2001, total commercial loans outstanding were $147.1 billion and $163.9 billion, respectively. Since December 31, 2000, the commercial loan portfolio has been reduced by $56.5 billion in part as the Corporation exited relationships that did not meet its SVA targets. Domestic commercial loans, including commercial real estate, accounted for 86 percent of total commercial loans at both September 30, 2002 and December 31, 2001.

Commercial — domestic loan net charge-offs decreased $242 million for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to improvement in middle market credit quality and higher recoveries, partially offset by charge-offs related to one loan in the Private Bank area. Nonperforming commercial — domestic loans increased $9 million to 2.98 percent of commercial — domestic loans at September 30, 2002 from 2.64 percent at December 31, 2001. The $285 million increase in commercial — domestic nonperforming assets from the second quarter of 2002 included one large loan in the cable industry and  one large loan in the financial services/insurance industry, partially offset by improvement in middle market credit quality. Commercial — domestic loans past due 90 days or more and still accruing interest were $130 million at September 30, 2002, compared to $175 million at December 31, 2001.

Commercial — foreign loan net charge-offs increased $169 million for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to charge-offs in Argentina, other emerging markets and the telecommunications industry. Nonperforming commercial — foreign loans increased $393 million to 4.13 percent of commercial — foreign loans at September 30, 2002 from 2.00 percent at December 31, 2001. The increase was primarily concentrated in Argentina and the media and telecommunications industries. At September 30, 2002 and December 31, 2001, Argentine nonperforming loans were $309 million and $40 million, respectively. Commercial — foreign loans past due 90 days or more and still accruing interest were $107 million at September 30, 2002, compared to $6 million at December 31, 2001. For additional information, see the International Portfolio discussion beginning on page 55.

Nonperforming commercial real estate — domestic loans decreased $68 million to 0.83 percent of commercial real estate — domestic loans at September 30, 2002 from 1.08 percent at December 31, 2001. At September 30, 2002, commercial real estate — domestic loans past due 90 days or more and still accruing interest were $17 million compared to $40 million at December 31, 2001. Table Fifteen displays commercial real estate loans, including the portion of such loans which were nonperforming, foreclosed properties and other real estate credit exposures by geographic region and property type.

Table Sixteen presents aggregate non-real estate commercial loans and leases outstanding by significant industry.

Consumer Portfolio

At September 30, 2002 and December 31, 2001, total consumer loans outstanding were $194.0 billion and $165.3 billion, respectively. Approximately 70 percent and 65 percent of these loans were secured by first and second mortgages on residential real estate at September 30, 2002 and December 31, 2001, respectively.

Nonperforming residential mortgage loans increased $29 million to 0.55 percent of residential mortgage loans at September 30, 2002 from $556 million or 0.71 percent at December 31, 2001, primarily due to higher levels of residential mortgage loans being held in the portfolio, partially offset by the sale of nonperforming residential mortgage loans during the first quarter of 2002.

Nonperforming home equity lines decreased $23 million to 0.24 percent of home equity lines at September 30, 2002 from 0.36 percent at December 31, 2001.

Consumer finance loans outstanding decreased $3.2 billion to $9.5 billion since December 31, 2001, as runoff continued in the auto leasing and manufactured housing portfolios. Since December 31, 2000, the consumer finance portfolio has been reduced by $26.9 billion. On August 15, 2001, the Corporation announced the exit of the subprime real estate lending and auto leasing businesses. At the exit date, the auto lease portfolio consisted of approximately 495,000 units with total residual exposure of $6.8 billion. At September 30, 2002, approximately 263,000 units remained with a residual exposure of $3.5 billion. Approximately $104 million of subprime real estate loans remain in loans held for sale included in other assets at September 30, 2002. Net charge-offs on consumer finance loans decreased $770 million for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to $635 million in exit-related charge-offs in the third quarter of 2001 as well as continued runoff in the portfolio. Consumer finance nonperforming loans decreased $1 million to 0.08 percent of consumer finance loans at September 30, 2002 from $9 million or 0.07 percent at December 31, 2001. At September 30, 2002, consumer finance loans past due 90 days or more and still accruing interest were $42 million compared to $46 million at December 31, 2001.

Bankcard loans past due 90 days or more and still accruing interest were $384 million, or 1.66 percent of bankcard receivables, at September 30, 2002, compared to $332 million, or 1.67 percent, at December 31, 2001. Net charge-offs on bankcard receivables increased $332 million for the nine months ended September 30, 2002 compared to the same period in 2001. Managed bankcard net losses increased $234 million to $1.1 billion for the nine months ended September 30, 2002 compared to the same period in 2001. The increase in net losses was primarily a result of growth in outstandings, portfolio seasoning of outstandings from new account growth in 2000 and 2001 and a weaker economic environment. Seasoning refers to the length of time passed since an account was opened.

Excluding bankcard, total consumer loans past due 90 days or more and still accruing interest were $88 million at September 30, 2002, compared to $127 million at December 31, 2001.

Nonperforming Assets

As presented in Table Eleven, nonperforming assets increased $223 million to $5.1 billion, or 1.50 percent of loans, leases and foreclosed properties, at September 30, 2002 compared to December 31, 2001. Nonperforming loans increased $343 million to $4.8 billion, or 1.42 percent of loans and leases, at September 30, 2002 from 1.37 percent at December 31, 2001. Foreclosed properties decreased $120 million to $282 million at September 30, 2002, compared to December 31, 2001. Nonperforming assets continued to be affected by the weakened economic environment. Sales of nonperforming assets during the nine months ended September 30, 2002 totaled $477 million, comprised of $255 million of nonperforming commercial loans, $105 million of nonperforming consumer loans and $117 million of foreclosed properties.

Table Twelve presents the additions to and reductions in nonperforming assets in the commercial and consumer portfolios during the most recent five quarters.

Table Twelve

Nonperforming Assets Activity

(Dollars in millions)	Third Quarter 2002	Second Quarter 2002	First Quarter 2002	Fourth Quarter 2001	Third Quarter 2001
Balance, beginning of period	$4,939	$4,992	$4,908	$4,523	$6,195

Commercial
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	1,140	1,123	1,373	1,345	761
Advances on loans	39	124	24	106	32

Total commercial additions	1,179	1,247	1,397	1,451	793

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(498)	(598)	(570)	(300)	(635)
Returns to performing status	(45)	(48)	(33)	(82)	(86)
Charge-offs(1)	(499)	(582)	(538)	(784)	(513)

Total commercial reductions	(1,042)	(1,228)	(1,141)	(1,166)	(1,234)

Total commercial net additions to (reductions in) nonperforming assets	137	19	256	285	(441)

Consumer
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	442	405	375	374	694

Total consumer additions	442	405	375	374	694

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(186)	(223)	(318)	(174)	(413)
Returns to performing status	(183)	(240)	(265)	(181)	(256)
Charge-offs(1)	(20)	(24)	(29)	(22)	(69)
Transfers (to) from assets held for sale(2,3)	2	10	65	103	(1,187)

Total consumer reductions	(387)	(477)	(547)	(274)	(1,925)

Total consumer net additions to (reductions in) nonperforming assets	55	(72)	(172)	100	(1,231)

Total net additions to (reductions in) nonperforming assets	192	(53)	84	385	(1,672)

Balance, end of period	$5,131	$4,939	$4,992	$4,908	$4,523

(1)	Certain loan products, including commercial bankcard and consumer non-real estate secured loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2)	Transfers from assets held for sale include assets held for sale that were foreclosed and transferred to foreclosed properties.
(3)	In the third quarter of 2001, the transfer to assets held for sale was primarily related to the exit of the subprime real estate lending business.

The Corporation’s investment in specific loans that were considered to be impaired in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at September 30, 2002 was $4.1 billion compared to $3.9 billion at December 31, 2001. Commercial — domestic impaired loans decreased $147 million to $3.0 billion at September 30, 2002 compared to December 31, 2001. Commercial — foreign impaired loans increased $381 million to $882 million. Commercial real estate impaired loans decreased $24 million to $216 million.

As a matter of corporate practice, we do not discuss specific client relationships; however, due to the publicity and interest surrounding Enron Corporation (Enron), the Corporation is making an exception. The Corporation’s current exposure (after charge-offs) related to Enron was $181 million and $272 million at September 30, 2002 and December 31, 2001, respectively, of which $147 million and $184 million was secured. Nonperforming loans related to Enron were $161 million and $226 million at September 30, 2002 and December 31, 2001, respectively. The following table shows charge-offs, write-downs and other activity by type of exposure associated with Enron:

(Dollars in millions)	Loans	Letters of Credit	Trading Exposure	Total Exposure
Balance, December 31, 2001, before charge-offs/write-downs	$457	$44	$2	$503

Charge-offs/write-downs	(231)	—	—	(231)

Balance, December 31, 2001	$226	$44	$2	$272

Charge-offs	(48)	—	—	(48)
Other(1)	(17)	(24)	(2)	(43)

Balance, September 30, 2002	$161	$20	$—	$181

(1)	Other includes changes due to loan sales, paydowns, drawn letters of credit moving to loans and cancellations.

Included in other assets are loans held for sale and leverage lease partnership interests of $9.2 billion and $442 million, respectively, at September 30, 2002 and $8.4 billion and $485 million, respectively, at December 31, 2001. Included in these balances are nonperforming loans and partnership interests that include certain nonperforming leverage leases of $167 million and $17 million, respectively, at September 30, 2002 and $1.0 billion and $0, respectively, at December 31, 2001.

Allowance for Credit Losses

The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. Additional information on the allowance for credit losses is included in the Corporation’s 2001 Annual Report on page 59.

Table Thirteen
Allocation of the Allowance for Credit Losses
	September 30, 2002		December 31, 2001
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial non-impaired	$2,753	40.1%	$2,939	42.7%
Commercial impaired	732	11.1	733	10.7

Total commercial	3,485	51.2	3,672	53.4
Total consumer	2,003	29.2	1,859	27.0
Unassigned	1,373	19.6	1,344	19.6

Total	$6,861	100.0%	$6,875	100.0%

The Corporation recorded a provision for credit losses of $804 million for the three months ended September 30, 2002 compared to $888 million for the three months ended June 30, 2002. The provision for credit losses was $2.5 billion for the nine months ended September 30, 2002 compared to $2.9 billion for the nine months ended September 30, 2001. The allowance for credit losses at September 30, 2002 was $6.9 billion or 2.01 percent of the total loan portfolio, compared to 2.09 percent at December 31, 2001.

The assigned allowance for commercial loans was $3.5 billion at September 30, 2002 compared to $3.7 billion at December 31, 2001. The decrease was driven primarily by a $16.8 billion decrease in commercial loans. The decrease in reserves was partially offset by increased reserves associated with credit deterioration, primarily in the commercial foreign portfolio and as evidenced by an increase in specific reserves in certain loan sectors. Specific reserves on impaired loans were relatively flat between September 30, 2002 and December 31, 2001. Specific reserves decreased in several loan sectors but were offset by increases in telecommunications, media, insurance and utilities. Management expects these sectors to remain weak and nonperforming loans and charge-offs for the commercial portfolio to remain at elevated levels. Furthermore, management maintains a cautious stance on commercial credit quality, particularly within our large corporate sector, given the volatility associated with event risk and significant uncertainties around the direction and timing of changes in the economy.

The assigned allowance for credit losses on the consumer portfolio was $2.0 billion at September 30, 2002, compared to $1.9 billion at December 31, 2001. Loss rates in the consumer portfolio remain stable, within normal seasonal patterns. The increase in reserves was driven primarily by growth in the bankcard and residential mortgage portfolios, partially offset by lower consumer finance loan levels. Management expects continued growth in the bankcard portfolio.

Unassigned reserves at September 30, 2002 were $1.4 billion, up $29 million from December 31, 2001, representing approximately 20 percent of the total allowance for loan losses and were relatively unchanged from December 31, 2001. Management reviewed and updated the factors for the margin of imprecision due to continued economic uncertainty and recent irregularities disclosed within the business community. Management also reviewed and updated the factors for binding lending commitments. The effects of these adjustments did not materially change the total amount of unassigned reserves held by the Corporation.

The nature of the process by which the Corporation determines the appropriate allowance for credit losses requires the use of numerous estimates and the exercise of considerable judgment. After review of all relevant matters affecting collectibility, management believes that the allowance for credit losses is appropriate given its analysis of incurred credit losses at September 30, 2002. Table Fourteen presents the activity in the allowance for credit losses for the three months and nine months ended September 30, 2002 and 2001.

Table Fourteen

Allowance for Credit Losses
(Dollars in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Balance, beginning of period	$6,873	$6,911	$6,875	$6,838

Loans and leases charged off
Commercial — domestic	(344)	(471)	(1,268)	(1,376)
Commercial — foreign	(153)	(71)	(351)	(179)
Commercial real estate — domestic	(8)	(5)	(33)	(27)

Total commercial	(505)	(547)	(1,652)	(1,582)

Residential mortgage	(10)	(11)	(35)	(30)
Home equity lines	(8)	(8)	(30)	(23)
Direct/Indirect consumer(1)	(80)	(99)	(264)	(274)
Consumer finance(1,2)	(72)	(768)	(239)	(1,038)
Bankcard	(310)	(204)	(882)	(524)
Other consumer — domestic	(15)	(16)	(42)	(48)
Foreign consumer	(2)	(1)	(3)	(4)

Total consumer	(497)	(1,107)	(1,495)	(1,941)

Total loans and leases charged off	(1,002)	(1,654)	(3,147)	(3,523)

Recoveries of loans and leases previously charged off
Commercial — domestic	104	59	275	141
Commercial — foreign	5	14	34	31
Commercial real estate — domestic	2	1	6	5

Total commercial	111	74	315	177

Residential mortgage	5	4	11	10
Home equity lines	3	4	10	9
Direct/Indirect consumer(1)	32	31	114	106
Consumer finance(1)	18	22	62	92
Bankcard	25	23	86	60
Other consumer — domestic	4	5	17	18
Foreign consumer	—	—	—	1

Total consumer	87	89	300	296

Total recoveries of loans and leases previously charged off	198	163	615	473

Net charge-offs	(804)	(1,491)	(2,532)	(3,050)

Provision for credit losses(3)	804	1,251	2,532	2,886
Other, net	(12)	(6)	(14)	(9)

Balance, September 30	$6,861	$6,665	$6,861	$6,665

Loans and leases outstanding at September 30	$341,091	$339,018	$341,091	$339,018
Allowance for credit losses as a percentage of loans and leases outstanding at September 30	2.01%	1.97%	2.01%	1.97%
Average loans and leases outstanding during the period	$340,484	$357,726	$334,703	$376,261
Annualized net charge-offs as a percentage of average outstanding loans and leases during the period(2)	0.94%	1.65%	1.01%	1.08%
Allowance for credit losses as a percentage of nonperforming loans at September 30	141.50	161.81	141.50	161.81

(1) In the second quarter of 2002, the auto lease receivable portfolio was reclassified from direct/indirect consumer loans to consumer finance loans for all periods presented.
(2) Includes $635 million related to the exit of the subprime lending business in the third quarter of 2001.
(3) Includes $395 million related to the exit of the subprime lending business in the third quarter of 2001.

Concentrations of Credit Risk

The Corporation maintains a diverse commercial loan and lease portfolio, representing 43 percent of total outstanding loans and leases at September 30, 2002. The largest concentration is in commercial real estate, which represented six percent of total outstanding loans and leases at September 30, 2002. Table Fifteen represents outstanding credit extensions for real estate-related purposes to borrowers or counterparties who are primarily in the real estate development or investment business and for which the ultimate repayment of the credit is dependent on the sale, lease, rental or refinancing of the real estate. The amounts included in the table do not include credit outstandings which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the outstandings presented do not include commercial loans secured by owner-occupied real estate, except where the borrower is a real estate developer.

Table Fifteen

Outstanding Commercial Real Estate Loans and Foreclosed Properties
September 30, 2002
	Loans		Foreclosed Properties(1)
(Dollars in millions)	Outstanding	Nonperforming
By Geographic Region(2)
California	$5,375	$60	$—
Southwest	2,967	33	3
Florida	2,532	26	3
Northwest	2,235	12	3
Mid-Atlantic	1,749	8	5
Midwest	1,730	10	15
Carolinas	1,585	8	6
Midsouth	1,214	6	3
Northeast	744	9	21
Geographically diversified	162	—	—
Other states	414	—	88
Non-US	447	3	—

Total	$21,154	$175	$147

By Property Type
Office buildings	$4,513	$12	$1
Apartments	3,697	19	—
Residential	3,053	14	—
Shopping centers/retail	2,443	18	—
Industrial/warehouse	2,134	35	14
Land and land development	1,231	—	4
Hotels/motels	894	25	5
Multiple use	741	1	—
Miscellaneous commercial	425	6	1
Unsecured	265	—	—
Other	1,311	42	122
Non-US	447	3	—

Total	$21,154	$175	$147

(1) Foreclosed properties includes commercial real estate loans only.
(2) Distribution based on geographic location of collateral.

Table Sixteen presents the 10 largest industries included in the non-real estate commercial loan and lease portfolio at September 30, 2002 and the respective balances at December 31, 2001. Total commercial loans outstanding, excluding commercial real estate loans, comprised 37 percent and 43 percent of total outstanding loans and leases at September 30, 2002 and December 31, 2001, respectively. No commercial industry concentration was greater than three percent of total loans and leases outstanding at September 30, 2002.

Table Sixteen

Significant Industry Outstanding Loans and Leases(1)

	September 30, 2002		December 31, 2001
(Dollars in millions)	Outstanding	Percent of Outstanding Loans and Leases	Outstanding	Percent of Outstanding Loans and Leases
Transportation	$8,826	2.6%	$10,350	3.1%
Media	7,374	2.2	6,704	2.0
Business services	6,918	2.0	7,569	2.3
Agribusiness	5,277	1.5	6,390	1.9
Equipment and general manufacturing	5,184	1.5	6,648	2.0
Education and government	4,975	1.5	4,198	1.3
Autos	4,669	1.4	5,290	1.6
Healthcare and pharmaceuticals	4,549	1.3	5,444	1.7
Utilities	4,274	1.3	3,759	1.1
Retail	4,189	1.2	4,450	1.4
Other(2,3)	69,682	20.4	80,442	24.4

Total	$125,917	36.9%	$141,244	42.9%

(1)	Includes only non-real estate commercial outstanding loans and leases.
(2)
At September 30, 2002, Other includes $8,898 of commercial loans to individuals and trusts, representing 2.6% of outstanding loans and leases. The remaining balance in Other includes loans to 26 industries, the 10 largest of which are telecommunications, oil & gas, finance companies, food & beverage, sports & amusement, metals & mining, chemicals & plastics, securities, religious, professional & social organizations and restaurants. The outstanding loans and leases related to these 10 industries totaled $29,125 and $32,304 at September 30, 2002 and December 31, 2001, respectively.

(3)
Total loans and leases outstanding to companies in the telecommunications industry were $3,600 at September 30, 2002. Credit exposure (including loans and leases, letters of credit, derivatives, assets held for sale and binding commitments) to companies in the telecommunications industry that were in bankruptcy totaled $153 at September 30, 2002, with associated reserves of $34. Net charge-offs associated with exposure to companies in the telecommunications industry that were in bankruptcy were $111 for the nine months ended September 30, 2002.

International Portfolio

Through its credit and market risk management activities, the Corporation has been devoting particular attention to those countries that have been negatively impacted by global economic pressure, particularly in Argentina and Brazil, which have been significantly impacted by negative global economic pressure. Management will continue to actively monitor the Corporation’s credit risk and take such actions that would be appropriate.

In connection with its efforts to maintain a diversified portfolio, the Corporation limits its exposure to any one geographic region or country and monitors this exposure on a continuous basis. Table Seventeen sets forth selected regional foreign exposure at September 30, 2002 and is based on the Federal Financial Institutions Examination Council’s (FFIEC) instructions for periodic reporting of foreign exposure. The countries selected represent those that are considered as having higher credit and foreign exchange risk. At September 30, 2002, the Corporation’s total exposure to these select countries was $19.1 billion, a decrease of $2.2 billion from December 31, 2001, primarily due to reductions in exposure to Latin America and Asia. During the nine months ended September 30, 2002, the Corporation’s Latin American country exposure declined by 25 percent, primarily due to reduced exposure to Brazil, Argentina and Mexico.

During 2001, Argentina began to experience significant economic turmoil and deterioration. In response to this and as part of the Corporation’s ongoing, normal risk management process, the Corporation has reduced its credit exposure to Argentina. At September 30, 2002, the Corporation had $506 million of credit and other exposure in Argentina. Of this amount, $359 million represented traditional credit exposure (loans, letters of credit, etc.) predominantly to Argentine subsidiaries of foreign multinational companies. The Argentine government has defaulted on its bonds, and the resulting economic turmoil in the country has caused many companies to experience difficulty in servicing their debt. At September 30, 2002, the Corporation’s credit exposure related to Argentine government bonds was approximately $79 million. These government bonds were recorded at fair value and previously issued as part of a restructuring that backed the interest and principal payments in the event of default by allowing them to be used as tax credits for local income tax liabilities. Nonperforming assets related to Argentina increased $269 million to $309 million during the nine months ended September 30, 2002. Net charge-offs related to Argentina were $59 million for the nine months ended September 30, 2002. The allowance for credit losses associated with outstanding loans and leases related to Argentina was $178 million at September 30, 2002.

The Corporation has been carefully monitoring the deteriorating economic condition in Brazil. As a result of the uncertainty in Brazil, the Corporation through its normal risk management process has reduced its credit exposure to Brazil. Exposure to Brazil declined by 37 percent to $1.5 billion at September 30, 2002 from $2.5 billion at December 31, 2001. The decline was due to loan maturities and lower level of local issuer risk. Nonperforming assets related to Brazil increased $35 million to $37 million during the nine months ended September 30, 2002. At September 30, 2002, the Corporation had cross-border loan outstandings of $358 million, other cross-border financings of $260 million and local country loan outstandings of $39 million with associated reserves of $34 million in the allowance for credit losses to cover this exposure. At September 30, 2002, the Corporation also had Brazilian derivatives exposure of $122 million with reserves of $7 million associated with counterparty derivative exposure.

Table Seventeen
Selected Regional Foreign Exposure
(Dollars in millions)	Loans and Loan Commitments	Other Financing(1)	Derivatives (Net Positive Mark-to- Market)	Securities/ Other Investments(2)	Total Cross-border Exposure(3)	Gross Local Country Exposure(4)	Total Binding Exposure September 30, 2002	Increase/ (Decrease) from December 31, 2001
Region/Country
Asia
China	$60	$5	$32	$39	$136	$60	$196	$(79)
Hong Kong(5)	166	31	51	109	357	3,512	3,869	(386)
India	462	73	57	32	624	868	1,492	(288)
Indonesia	107	—	18	20	145	3	148	(127)
Japan	384	51	492	1,915	2,842	694	3,536	291
Korea (South)	259	321	18	26	624	622	1,246	36
Malaysia	31	3	—	8	42	219	261	(85)
Pakistan	9	—	—	—	9	—	9	(10)
Philippines	28	39	4	8	79	123	202	(120)
Singapore	178	8	88	20	294	1,027	1,321	(77)
Taiwan	280	141	41	26	488	652	1,140	227
Thailand	37	6	23	24	90	196	286	(102)
Other	3	18	1	—	22	94	116	(4)

Total	$2,004	$696	$825	$2,227	$5,752	$8,070	$13,822	$(724)

Central and Eastern Europe
Russian Federation	$—	$—	$—	$14	$14	$—	$14	$14
Turkey	14	9	—	42	65	—	65	(62)
Other	16	12	24	338	390	39	429	163

Total	$30	$21	$24	$394	$469	$39	$508	$115

Latin America
Argentina	$302	$45	$16	$62	$425	$81	$506	$(239)
Brazil	387	261	122	174	944	603	1,547	(927)
Chile	143	12	9	2	166	—	166	(83)
Colombia	88	9	18	7	122	—	122	(17)
Mexico	902	196	150	430	1,678	214	1,892	(335)
Venezuela	111	4	5	114	234	8	242	1
Other	126	73	88	30	317	—	317	21

Total	$2,059	$600	$408	$819	$3,886	$906	$4,792	$(1,579)

Total	$4,093	$1,317	$1,257	$3,440	$10,107	$9,015	$19,122	$(2,188)

(1)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(2)
Amounts outstanding in the table above for Philippines, Argentina, Mexico, Venezuela and Latin America Other have been reduced by $12 million, $93 million, $507 million, $131 million and $37 million, respectively, at September 30, 2002, and $10 million, $0, $436 million, $105 million and $32 million, respectively, at December 31, 2001. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.

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

(5)
Gross local country exposure to Hong Kong consisted of $1.8 billion of consumer loans and $1.7 billion of commercial exposure at September 30, 2002. The consumer loans were collateralized primarily by residential real estate. The commercial exposure was primarily to local clients and was diversified across many industries.

Market Risk Management

Overview

The Corporation uses a comprehensive approach to market risk management for its trading portfolio and its asset and liability management portfolios. It manages market risk related to its trading portfolio through a series of limits, including Value at Risk modeling and stress testing. Market risk related to the asset and liability management portfolios is managed through the use of sophisticated computer simulations, which model various interest rate scenarios and balance sheet trends and strategies. The various modeling techniques used in the market risk management processes are subject to numerous limitations and assumptions. More detailed information on the Corporation’s market risk management processes is included in the Corporation’s 2001 Annual Report on pages 64 through 70.

Trading Portfolio

Market risk-related results includes trading account profits and trading related net interest income, which encompass both proprietary trading and customer-related activities. During 2002, the Corporation has continued its efforts to build on its client franchise and reduce the proportion of proprietary trading revenue to total revenue. During the twelve months ended September 30, 2002, the Corporation recorded daily market risk-related gains for 208 of 251 trading days. Of the 43 days that showed losses, 17 days were greater than $10 million.

Value at Risk

Value at Risk (VAR) is the key measure of market risk for the Corporation. VAR represents an estimation of the maximum amount that the Corporation has placed at risk of loss, with a 99 percent degree of confidence, in the course of its risk taking activities. VAR’s purpose is to quantify the amount of capital required to absorb potential losses from adverse market movements based on the model’s assumptions. Since the third quarter of 2000, the

Corporation has been migrating its trading books to a historical simulation approach. This approach utilizes historical market conditions that existed over the last three years to derive estimates of trading risk and provides for the natural aggregation of trading risks across different groups. The effects of correlation and diversification are embedded in these calculations. The completion of the migration is expected to take place by the end of this year. While the transition is taking place, the square root of the sum of squares method is used to aggregate and correlate risk.

As the following graph shows, during the twelve months ended September 30, 2002, actual market risk-related gains exceeded VAR measures seven days out of 251 total trading days. During the same period, actual market risk-related losses did not exceed VAR measures. Market risk-related gains exceeded VAR measures significantly late in the second quarter of 2002 and reflected the volatility in the equity markets and widening of credit spreads in the debt markets.

The following table summarizes the VAR in the Corporation’s trading portfolios for the twelve months ended September 30, 2002 and 2001:

Table Eighteen

Trading Activities Market Risk

	Twelve Months Ended September 30
	2002			2001
(Dollars in millions)	Average VAR(1)	High VAR(2)	Low VAR(2)	Average VAR(1)	High VAR(2)	Low VAR(2)
Foreign exchange	$3.6	$10.4	$0.5	$8.6	$15.5	$5.0
Interest rate	29.9	40.3	17.3	32.6	47.0	16.3
Credit(3)	13.8	21.6	6.5	9.1	16.9	3.0
Real estate/mortgage(4)	22.7	61.6	8.1	29.5	55.5	8.3
Equities	10.5	18.2	4.3	14.6	28.0	5.5
Commodities	8.2	12.4	3.4	3.0	8.2	0.1
Total trading portfolio	43.8	69.8	29.7	49.2	69.9	25.1

(1)	The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)	Credit includes fixed income and credit default swaps and hedges of credit exposure.
(4)
Real estate/mortgage, which is included in the credit trading category in the Trading-Related Revenue table in Note Two of the consolidated financial statements, includes capital market real estate and mortgage banking certificates.

Total trading portfolio VAR decreased during the twelve months ended September 30, 2002 relative to the twelve months ended September 30, 2001. The migration of trading books to a historical simulation approach has resulted in a lower VAR in equities and foreign exchange and a higher VAR in commodities. VAR was not restated for previous quarters.

The following table summarizes the quarterly VAR in the Corporation’s trading portfolios for the most recent four quarters:

Table Nineteen
Quarterly Trading Activities Market Risk

	Third Quarter 2002			Second Quarter 2002			First Quarter 2002			Fourth Quarter 2001
	Average VAR(1)	High VAR(2)	Low VAR(2)	Average VAR(1)	High VAR(2)	Low VAR(2)	Average VAR(1)	High VAR(2)	Low VAR(2)	Average VAR(1)	High VAR(2)	Low VAR(2)
(Dollars in millions)
Foreign exchange	$3.1	$5.8	$1.6	$3.0	$6.9	$0.5	$3.3	$6.4	$1.5	$5.2	$10.4	$1.9
Interest rate	32.1	40.3	24.4	29.3	34.0	25.2	26.3	38.9	17.3	31.9	39.4	24.4
Credit(3)	16.3	18.4	14.6	17.0	21.6	13.1	7.9	10.4	6.5	13.9	17.3	8.8
Real estate/ mortgage(4)	15.6	25.4	8.1	17.7	30.4	8.6	33.4	61.6	14.4	24.7	39.0	15.2
Equities	6.3	13.8	4.6	7.7	12.3	4.3	14.2	18.2	10.9	13.9	16.5	11.4
Commodities	9.1	12.4	5.8	7.7	10.2	3.4	8.2	10.6	6.2	7.8	10.9	5.7
Total trading portfolio	41.2	48.4	34.5	40.4	49.4	33.7	47.9	69.8	29.7	46.0	57.0	35.8

(1)	The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)	Credit includes fixed income and credit default swaps and hedges of credit exposure.
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

The fair values of contracts outstanding for asset positions and liability positions at September 30, 2002, net of the effect of legally enforceable master netting agreements, were both $1.3 billion. The fair values of contracts outstanding for asset positions and liability positions at December 31, 2001, net of the effect of legally enforceable master netting agreements, were $1.3 billion and $1.0 billion, respectively.

The Corporation controls and manages its commodity risk through the use of VAR limits. See Tables Eighteen and Nineteen for further details.

Asset and Liability Management Activities

Non-Trading Portfolio

The Corporation’s Asset and Liability Management (ALM) process, managed through the Asset and Liability Subcommittee of the Finance Committee, is used to manage interest rate risk. Interest rate risk represents the only material market risk exposure to the Corporation’s non-trading financial instruments.

The Corporation specifically reviews the impact on net interest income of parallel and non-parallel shifts in the yield curve over different time horizons. At September 30, 2002, the Federal Funds rate was 1.75 percent. Management believes it has positioned the Corporation’s balance sheet to be relatively neutral against a rising rate environment. The interest rate risk position of the Corporation was relatively neutral to a parallel shift upward in the yield curve as the impact on net interest income of a 100 basis point parallel shift over twelve months would be a positive two percent, and the impact on net interest income of a 100 basis point parallel shift down over twelve months would be a negative three percent.

Interest Rate and Foreign Exchange Derivative Contracts

Risk management interest rate derivative contracts and foreign exchange derivative contracts are utilized in the Corporation’s ALM process. The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility.

Table Twenty reflects the notional amounts, fair value, weighted average receive and pay rates, expected maturity and estimated duration of the Corporation’s ALM derivatives at September 30, 2002 and December 31, 2001. Fair values will change in the future primarily based on movements in one-, three- and six-month LIBOR rates. Management believes the fair value of the ALM interest rate and foreign exchange portfolios should be viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet positions should not be viewed in isolation.

Consistent with the Corporation’s strategy of managing interest rate sensitivity, the net receive fixed interest rate swap notional position decreased $32.4 billion to $10.6 billion at September 30, 2002. During the third quarter of 2002, the Corporation entered into net $5.0 billion of short forward contracts as a cash flow hedge. The notional amount of option products increased $23.0 billion to a net $30.0 billion from December 31, 2001. This increase was primarily due to purchased caps for use as a cash flow hedge.

The amount of unamortized net realized deferred gains associated with closed ALM swaps was $1.1 billion and $966 million at September 30, 2002 and December 31, 2001, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $144 million and $114 million at September 30, 2002 and December 31, 2001, respectively. The amount of unamortized net realized deferred gains associated with closed ALM futures and forward contracts was $15 million at September 30, 2002. The amount of unamortized net realized deferred losses associated with closed ALM futures and forward contracts was $9 million at December 31, 2001. There were no unamortized net realized deferred gains or losses associated with closed ALM foreign exchange contracts at September 30, 2002 and December 31, 2001. Of these unamortized net realized deferred gains, $423 million and $1.0 billion was included in accumulated other comprehensive income at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, $814 million of these unamortized net realized deferred gains was included as a basis adjustment of long-term senior debt.

Table Twenty

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

September 30, 2002

	Fair Value	Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)		Total	2002	2003	2004	2005	2006	After 2006
Open interest rate contracts
Total receive fixed swaps	$3,561								3.90
Notional amount		$65,009	$624	$246	$1,091	$13,770	$25,768	$23,510
Weighted average receive rate		4.55%	6.91%	9.41%	3.87%	3.40%	4.12%	5.62%
Total pay fixed swaps	(2,896)								5.43
Notional amount		$54,385	$624	$10,083	$414	$5,728	$71	$37,465
Weighted average pay rate		4.81%	6.91%	3.49%	3.26%	4.60%	5.48%	5.18%
Basis swaps	(7)
Notional amount		$15,700	$—	$—	$9,000	$500	$4,400	$1,800

Total swaps	658

Option products	356
Notional amount		$30,000	$—	$—	$—	$30,000
Futures and forward rate contracts	(34)
Notional amount		$(5,000)	$(5,000)

Total open interest rate contracts	980

Closed interest rate contracts(1)	1,247

Net interest rate contract position	2,227

Open foreign exchange contracts	180
Notional amount		$5,098	$55	$219	$622	$160	$1,662	$2,380

Total ALM contracts	$2,407

December 31, 2001
	Fair Value	Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)		Total	2002	2003	2004	2005	2006	After 2006
Open interest rate contracts
Total receive fixed swaps	$784								4.68
Notional amount		$64,472	$1,510	$266	$10,746	$8,341	$9,608	$34,001
Weighted average receive rate		5.74%	7.04%	8.27%	5.31%	5.79%	5.37%	5.89%
Total pay fixed swaps	(322)								2.26
Notional amount		$21,445	$11,422	$4,319	$122	$2,664	$60	$2,858
Weighted average pay rate		3.97%	2.61%	4.21%	6.09%	6.77%	5.83%	6.34%
Basis swaps	—
Notional amount		$15,700	$—	$—	$9,000	$500	$4,400	$1,800

Total swaps	462

Option products	907
Notional amount		$7,000	$—	$7,000

Total open interest rate contracts	1,369

Closed interest rate contracts(1)	1,071

Net interest rate contract position	2,440

Open foreign exchange contracts	(285)
Notional amount		$6,968	$465	$283	$576	$1,180	$2,335	$2,129

Total ALM contracts	$2,155

(1) Represents the unamoritized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.

Mortgage Banking Interest Rate Risk

In conducting its mortgage production activities, the Corporation is exposed to interest rate risk for the periods between the loan commitment date and the date the loan is delivered to the secondary market. To manage this risk, the Corporation enters into various financial instruments including forward delivery contracts, Euro dollar futures and option contracts whose values adjust in an inverse manner to those of the hedged asset. The notional amount of such contracts was $36.1 billion at September 30, 2002 with associated net unrealized losses of $167 million. At December 31, 2001, the notional amount of such contracts was $27.8 billion with associated net unrealized gains of $69 million. These contracts have an average expected maturity of less than 90 days.

The Corporation manages risk associated with the impact of changes in prepayment rates on certain mortgage banking assets using various financial instruments including purchased options and swaps. The notional amounts of such contracts at September 30, 2002 and December 31, 2001 were $57.4 billion and $65.1 billion, respectively. The related net unrealized gain was $1.3 billion and $301 million at September 30, 2002 and December 31, 2001, respectively. These amounts are included in the Derivatives table in Note Three of the consolidated financial statements.

Liquidity Risk Management

The Corporation manages liquidity risk and the potential for loss by assessing all on- and off-balance sheet funding demands and alternatives. Liquidity risk arises from the possibility that the Corporation may not be able to satisfy current or future financial commitments or that the Corporation may be more reliant on alternative funding sources such as long-term debt. Funding requirements are impacted by loan repayments and originations, liability settlements and issuances, off-balance sheet funding commitments (including commercial and consumer loans) and the level of asset securitizations utilized by the Corporation. The Corporation also complies with various regulatory guidelines regarding required liquidity levels and periodically monitors its liquidity position in light of the changing economic environment and customer activity. Based on these periodic assessments, the Corporation will alter, as deemed appropriate, its assets, liabilities and off-balance sheet positions. The Corporation currently maintains various shelf registrations with the Securities and Exchange Commission, whereby additional short-term and long-term debt may be issued. See Note Six of the consolidated financial statements for additional information on short- term and long-term debt.

The Corporation employs various liquidity modeling techniques and metrics. A commonly used measure of banking liquidity is the loan-to-deposit ratio. The Corporation’s loan-to-core deposit ratio was 100 percent at September 30, 2002 and 99 percent at December 31, 2001. In addition, average short-term borrowings increased $3.4 billion, or four percent, for the nine months ended September 30, 2002 compared to the same period in 2001.

Recently Issued Accounting Pronouncements

See Note One of the consolidated financial statements beginning on page 82 of the Corporation’s 2001 Annual Report for information on recently issued pronouncements.

Accounting Developments

Federal Financial Institutions Examination Council

On July 22, 2002, the Federal Financial Institutions Examination Council (FFIEC) issued draft guidance on “Account Management and Loss Allowance Guidance for Credit Card Lending.” This proposed guidance addresses allowance for loan losses and fee recognition practices for institutions that offer credit card programs. The Corporation will implement and comply with the FFIEC’s proposed guidance consistent with the implementation date once it is determined. Accrued credit card interest receivable and fees are included as part of the credit card loan balance, which is included in loans and leases in the Consolidated Balance Sheet. The Corporation’s current practice is to estimate its uncollectible fees and interest on credit cards based on current information and historical loss experience. This information is considered in combination with other data, including portfolio trends, past due account levels and charge-offs, to estimate the overall loss rate. The loss rate is then applied to the outstanding credit card balance to estimate its reserve component. An estimate of uncollectible interest and fees incurred as of the balance sheet date is considered in establishing the loss rate that is applied to the total outstanding credit card balance to determine the credit card loan loss allowance. At September 30, 2002, the estimate was $115 million. Management believes the reserve is adequate taking into account the issues raised by the FFIEC’s proposed guidance, and management believes the proposed guidance will not significantly impact the Corporation’s allowance for credit losses or fee recognition practices.

Special Purpose Entities

In July 2002, the Financial Accounting Standards Board (the Board) released an exposure draft on “Consolidation of Certain Special-Purpose Entities, an interpretation of ARB No. 51,” (the Proposal). The Proposal provides a new framework for identifying when an entity has to consolidate a special purpose entity based on criteria other than voting interests. Generally, the Proposal will not have a significant impact on the Corporation’s financial reporting. However, the Proposal’s ultimate treatment of multi-seller asset-backed commercial paper conduits by their sponsors is currently subject to extensive debate by the Board and their ultimate position is uncertain. At September 30, 2002, the Corporation’s multi-seller asset-backed conduits had commercial paper outstanding of approximately $24.4 billion. The Proposal is currently set to be effective beginning in the third quarter of 2003. When the Board completes its deliberation of the Proposal and issues a final accounting standard, management will evaluate the impact of the Proposal to the Corporation, its customers and the markets.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

On October 30, 2002, the Securities and Exchange Commission (the SEC) released a proposed rule, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments,” (the Proposed Rule). The Proposed Rule would require a registrant to provide in a separately captioned section of the MD&A, a comprehensive explanation of its off-balance sheet arrangements. The Proposed Rule does not address or change the accounting for off-balance sheet arrangements. The Proposed Rule would also require a registrant to provide an overview of its aggregate contractual obligations in a tabular format and contingent liabilities and commitments in either a textual or tabular format. Comments on the Proposed Rule are due to the SEC by November 30, 2002. While we are currently assessing the Proposed Rule, the Corporation does not expect the Proposed Rule to significantly expand its current disclosures. See Off-Balance Sheet Financing Entity Commitments beginning on page 43 of this document and on page 53 of the Corporation’s 2001 Annual Report for additional information about the Corporation’s off-balance sheet arrangements.

Table Twenty-One

Selected Quarterly Financial Data

(Dollars in millions, except per share information)	2002 Quarters
	Third	Second	First
Income statement
Net interest income	$5,302	$5,094	$5,153
Noninterest income	3,220	3,481	3,440
Total revenue	8,522	8,575	8,593
Provision for credit losses	804	888	840
Gains on sales of securities	189	93	44
Noninterest expense	4,620	4,490	4,494
Income before income taxes	3,287	3,290	3,303
Income tax expense	1,052	1,069	1,124
Net income	2,235	2,221	2,179
Average common shares issued and outstanding (in thousands)	1,504,017	1,533,783	1,543,471
Average diluted common shares issued and outstanding (in thousands)	1,546,347	1,592,250	1,581,848

Performance ratios
Return on average assets	1.33%	1.38%	1.39%
Return on average common shareholders' equity	19.02	18.47	18.64
Total equity to total assets (period-end)	7.31	7.48	7.77
Total average equity to total average assets	6.97	7.47	7.44
Efficiency ratio (taxable-equivalent basis)	53.19	51.34	51.74
Dividend payout ratio	40.25	41.40	42.48

Per common share data
Earnings	$1.49	$1.45	$1.41
Diluted earnings	1.45	1.40	1.38
Cash dividends paid	0.60	0.60	0.60
Book value	32.07	31.47	31.15

Average balance sheet
Total loans and leases	$340,484	$335,684	$327,801
Total assets	669,149	646,599	637,678
Core deposits	331,761	325,994	321,744
Total deposits	373,933	365,986	364,403
Common shareholders' equity	46,592	48,213	47,392
Total shareholders' equity	46,652	48,274	47,456

Risk-based capital ratios (period-end)
Tier 1 capital	8.13%	8.09%	8.48%
Total capital	12.38	12.42	12.93
Leverage ratio	6.35	6.47	6.72

Market price per share of common stock
Closing	$63.80	$70.36	$68.02
High	71.94	77.08	69.61
Low	57.90	66.82	57.51

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Management” on page 57 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded the Corporation’s disclosure controls and procedures were effective. In addition, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Disclosure controls and procedures are defined in Rule 13a-14(c) of the Exchange Act as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Corporation’s disclosure controls and procedures were designed to ensure that material information related to the Corporation, including its consolidated subsidiaries, is made known to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner.

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

The Corporation and certain present and former officers and directors have been named as defendants in a number of actions filed in several federal courts that have been consolidated for pretrial purposes before a Missouri federal court. The amended complaint in the consolidated actions alleges, among other things, that the defendants failed to disclose material facts about BankAmerica’s losses relating to D.E. Shaw Securities Group, L.P. (“D.E. Shaw”) and related entities until mid-October 1998, in violation of various provisions of federal and state laws. The amended complaint also alleges that the proxy statement-prospectus of August 4, 1998 (the “Proxy Statement”), falsely stated that the merger between NationsBank Corporation (NationsBank) and BankAmerica would be one of equals and alleges a scheme to have NationsBank gain control over the newly merged entity. The Missouri federal court has certified classes (the “Classes”) consisting generally of persons who were stockholders of NationsBank or

BankAmerica on September 30, 1998, or were entitled to vote on the merger, or who purchased or acquired securities of the Corporation or its predecessors between August 4, 1998 and October 13, 1998. The amended complaint substantially survived a motion to dismiss. A former NationsBank stockholder who opted out of the NationsBank shareholder Class also commenced an action in the Missouri federal court (the “Opt-Out Action”) asserting claims substantially similar to the claims related to D.E. Shaw set forth in the consolidated action. Similar class actions have been filed in California state courts. Plaintiffs in one such class action, brought on behalf of California residents who owned BankAmerica stock, claim that the Proxy Statement falsely stated that the merger would be one of equals. Plaintiffs in that matter have been included in the federal action as part of the BankAmerica shareholder Class, and their claims in the California state court have been dismissed. Other California state court class actions were consolidated, but have not been certified as class actions. The Missouri federal court enjoined prosecution of those consolidated cases as a class action. The plaintiffs who were enjoined appealed to the United States Court of Appeals for the Eighth Circuit, which upheld the district court’s injunction. Those plaintiffs sought review in the United States Supreme Court, which was denied.

In February 2002, the Corporation reached an agreement, subject to judicial approval, to settle the Class actions. The settlement provides for payment of $333 million to the NationsBank Classes and $157 million to the BankAmerica Classes. The Corporation agreed to the settlement without admitting liability. The settlement will be paid from existing litigation reserves and insurance and is not expected to have a further impact on the Corporation’s financial results. After preliminary approval of the settlement, shareholders were notified of the terms and given an opportunity to object. On September 30, 2002, the Missouri Federal Court rejected certain objections and approved the settlement. On October 15, 2002, the Missouri Federal Court ruled on applications for attorneys’ fees and expenses, to be paid from the settlement funds, and instructed the Clerk of the Court to dismiss the case with prejudice. It is anticipated that a formal judgment of dismissal will be entered shortly and that objectors to the settlement will appeal to the United States Court of Appeals for the Eighth Circuit. The settlement payments will not be made until final disposition of any such appeal. On March 15, 2002, the Missouri federal court dismissed the Opt-Out Action with prejudice following a settlement.

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

Item 2. Changes in Securities and Use of Proceeds

As part of its share repurchase program, during the third quarter of 2002, the Corporation sold put options to purchase an aggregate of 2.5 million shares of Common Stock. These put options were sold to an independent third party for an aggregate purchase price of $20 million. The put options have exercise prices ranging from $64.72 per share to $68.54 per share and expiration dates ranging from March 2003 to July 2003. The put option contracts allow the Corporation to determine the method of settlement. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

At September 30, 2002, the Corporation had 6.5 million put options outstanding with exercise prices ranging from $61.86 per share to $70.72 per share and expiration dates ranging from February 2003 to July 2003.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 11 —	Earnings Per Share Computation — included in Note Eight of the consolidated financial statements

Exhibit 12 —	Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 99.1 —	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 —	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2002:

Current Report on Form 8-K dated and filed July 15, 2002, Items 5, 7 and 9.

Current Report on Form 8-K dated August 2, 2002 and filed August 9, 2002, Items 5 and 7.

Current Report on Form 8-K dated and filed August 8, 2002, Item 7 and 9.

Current Report on Form 8-K dated August 12, 2002 and filed August 14, 2002, Items 5 and 7.

Current Report on Form 8-K dated and filed August 14, 2002, Items 5 and 7.

Current Report on Form 8-K dated August 20, 2002 and filed August 22, 2002, Items 5 and 7.

Current Report on Form 8-K dated September 19, 2002 and filed September 26, 2002, Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: November 8, 2002	/s/ Marc D. Oken
MARC D. OKEN Executive Vice President and Principal Financial Executive (Duly Authorized Officer and Chief Accounting Officer)

Certification Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002
for the Chief Executive Officer

I, Kenneth D. Lewis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bank of America Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d14) for the registrant, and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenneth D. Lewis

Kenneth D. Lewis
Chief Executive Officer
November 8, 2002

Certification Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002
for the Chief Financial Officer

I, James H. Hance, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bank of America Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d14) for the registrant, and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James H. Hance, Jr.

James H. Hance, Jr.
Chief Financial Officer
November 8, 2002

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

11	Earnings Per Share Computation — included in Note Eight of the consolidated financial statements

12	Ratio of Earnings to Fixed Charges and Preferred Dividends

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002