Form 10-K
period 2002-12-31
BANK OF AMERICA CORP /DE/
filed 2003-03-03
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 – Commission File Number 1-6523

Bank of America Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	56-0906609 (IRS Employer Identification No.)

Bank of America Corporate Center Charlotte, North Carolina (Address of principal executive offices)	28255 (Zip Code)

704.386.8486 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
London Stock Exchange
Pacific Stock Exchange
Tokyo Stock Exchange
S&P 500 Index® Linked Notes, due 2003	American Stock Exchange
DJIASM Return Linked Notes, due 2005	American Stock Exchange
S&P 500 Index® Return Linked Notes, due 2007	American Stock Exchange
6 1/2% Subordinated InterNotesSM, due 2032	New York Stock Exchange
8 1/2% Subordinated Notes, due 2007	New York Stock Exchange
10 7/8% Subordinated Notes, due 2003	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $104,445,920,505 (based on the June 28, 2002 closing price of Common Stock of $70.36  per share). As of February 28, 2003, there were 1,502,368,612 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the 2002 Annual Report to Stockholders Portions of the 2003 Proxy Statement	PARTS I, II and IV PART III

PART I

Item 1. BUSINESS

General

Bank of America Corporation (the “Corporation”) is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. The principal executive offices of the Corporation are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.

Primary Market Areas

Through its banking subsidiaries (the “Banks”) and various nonbanking subsidiaries, the Corporation provides a diversified range of banking and nonbanking financial services and products, primarily throughout the Mid-Atlantic (Maryland, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee), the Southwest (Arizona, Arkansas, New Mexico, Oklahoma and Texas), the Northwest (Oregon and Washington) and the West (California, Idaho and Nevada) regions of the United States and in selected international markets. Management believes that these are desirable regions in which to be located. Based on the most recent available data, personal income levels in the states in these regions as a whole rose 3.5 percent year-to-year through the third quarter of 2002, compared to growth of 3.3 percent in the rest of the United States. In addition, the population in these states as a whole rose an estimated 1.5 percent between 2001 and 2002, compared to growth of 0.9 percent in the rest of the United States. Through December 2002, the average rate of unemployment in these states was 4.9 percent, ranging from Virginia’s 3.9 percent to Oregon’s 7.0 percent, compared to a rate of unemployment of 5.5 percent in the rest of the United States. The number of housing permits authorized at year-end 2002 was 12.3% higher compared to year-end 2001.

The Corporation has the leading bank deposit market share position in California, Florida, Maryland and Washington. In addition, the Corporation ranks second in terms of bank deposit market share in Arizona, Kansas, Missouri, New Mexico, North Carolina, South Carolina and Texas; third in Arkansas, Georgia, Nevada and the District of Columbia; fourth in Idaho, Oregon and Virginia; fifth in Oklahoma and Tennessee; seventh in Iowa; and thirteenth in Illinois.

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

General

As a registered bank holding company and financial holding company, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “Comptroller” or “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve Board and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to stockholders.

A financial holding company, and the companies under its control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as the Banks, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the Comptroller.

Interstate Banking

Bank holding companies (including bank holding companies that also are financial holding companies) also are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. The Corporation has consolidated its retail subsidiary banks into a single interstate bank (Bank of America, N.A.), headquartered in Charlotte, North Carolina, with full service branch offices in 21 states and the District of Columbia. In addition, the Corporation operates a nationally chartered credit card bank (Bank of America, N.A. (USA)), headquartered in Phoenix, Arizona, and three nationally chartered bankers’ banks: Bank of America Oregon, N.A., headquartered in Portland, Oregon; Bank of America California, N.A., headquartered in San Francisco, California; and Bank of America Georgia, N.A., headquartered in Atlanta, Georgia.

Changes in Regulations

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any proposals or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

Capital and Operational Requirements

The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents the Corporation’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Corporation’s Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2002 were 8.22 percent and 12.43 percent, respectively. At December 31, 2002, the Corporation had no subordinated debt that qualified as Tier 3 capital.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Corporation’s leverage ratio at December 31, 2002 was 6.29 percent. The Corporation meets its leverage ratio requirement.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2002.

Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Corporation, and any Bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Distributions

The Corporation’s funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, and funds used to pay principal and interest on its indebtedness, is dividends received from the Banks. Each of the Banks is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

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

Source of Strength

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC – either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default – the other Banks may be assessed for the FDIC’s loss, subject to certain exceptions.

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

The commercial banking business in the various local markets served by the Corporation’s business segments is highly competitive. The four business segments compete with other banks, thrifts, finance companies and other businesses which provide similar services. The business segments actively compete in commercial lending activities with local, regional and international banks and nonbank financial organizations, some of which are larger than certain of the Corporation’s nonbanking subsidiaries and the Banks. In its consumer lending operations, the competitors of the business segments include other banks, thrifts, credit unions, finance companies and other nonbank organizations offering financial services. In the investment banking, investment advisory and brokerage business, the Corporation’s nonbanking subsidiaries compete with other banking and investment banking firms, investment advisory firms, brokerage firms, investment companies, other organizations offering similar services and other investment alternatives available to investors. The Corporation’s mortgage banking units compete with banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking services. In the trust business, the Banks compete with other banks, investment counselors and insurance companies in national markets for institutional funds and insurance agents, thrifts, financial counselors and other fiduciaries for personal trust business. The Corporation and its four business segments also actively compete for funds. A primary source of funds for the Banks is deposits, and competition for deposits includes other deposit-taking organizations, such as banks, thrifts, and credit unions, as well as money market mutual funds.

The Corporation’s ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation – General” for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2002, there were 133,944 full-time equivalent employees within the Corporation and its subsidiaries. Of the foregoing employees, 82,003 were employed within Consumer and Commercial Banking, 6,471 were employed within Asset Management, 6,965 were employed within Global Corporate and Investment Banking and 194 were employed within Equity Investments. The remainder were employed elsewhere within the Corporation and its subsidiaries.

None of the domestic employees within the Corporation is subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

The following information set forth in the Corporation’s 2002 Annual Report to Stockholders (the “2002 Annual Report”) is incorporated herein by reference: Business Segment Operations (pages 30 through 36, and 107 through 109), Net Interest Income (pages 26, 28, 58 and 59), Securities (pages 51, 79 and 84 through 85), Outstanding Loans and Leases (pages 41 through 49, 51, 59, 80 through 81 and 88 through 89), Deposits (pages 38 through 39 and 93), Short-Term Borrowings (pages 60 and 93), Trading Liabilities (page 86), Market Risk Management (pages 49   through 53), Liquidity Risk Management (pages 37 through 41) and Performance by Geographic Area (page 111).

Item 2. PROPERTIES

As of December 31, 2002, the principal offices of the Corporation and each of its business segments were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the Corporation. The Corporation occupies approximately 505,000 square feet and leases approximately 530,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. In addition to this facility, the Corporation also leases or owns a significant amount of space worldwide. As of December 31, 2002, the Corporation and its subsidiaries owned or leased approximately 11,200 locations in 42 states, the District of Columbia and 30 foreign countries.

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

In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of pending matters will be. However, based on current knowledge, management does not believe that liabilities, if any, arising from pending litigation, including the litigation described below, will have a material adverse effect on the consolidated financial position, operations or liquidity of the Corporation.

D.E. Shaw Litigation.    Following the merger of NationsBank Corporation and BankAmerica Corporation in September 1998, the Corporation and certain of its officers and directors were named as defendants in class actions brought on behalf of persons who purchased NationsBank or BankAmerica shares between August 4, 1998 and September 30, 1998, persons who purchased shares of the Corporation between October 1 and October 13, 1998, and persons who held NationsBank or BankAmerica shares as of the merger. The claims on behalf of the purchasers and the persons who held NationsBank shares as of the merger principally rested on the allegation that the Corporation or its predecessors failed to disclose material facts concerning a $1.4 billion financial relationship between BankAmerica Corporation and D.E. Shaw & Co. that resulted in a $372 million charge to the Corporation’s earnings in the quarter ending September 30, 1998. The claims of the persons who held BankAmerica shares as of the merger principally rested on the allegation that the defendants misrepresented a “takeover” of BankAmerica Corporation as a “merger of equals.”

On November 2, 2002, the United States District Court for the Eastern District of Missouri (the “Federal Court”), the Court to which all federal actions had been transferred, entered a final judgment dismissing the actions with prejudice. The Court entered the judgment after approving a settlement providing for payment of $333.2 million to the classes of purchasers and holders of NationsBank shares and $156.8 million to the classes of purchasers of BankAmerica and Corporation shares and holders of BankAmerica shares (all amounts to bear interest at the 90-day Treasury Bill Rate from March 6, 2002 to the date of payment). There remain pending several actions in California that have been stayed since April 2000, when the Federal Court enjoined the plaintiffs in those actions from purporting to prosecute their claims on behalf of a class. Several class members, including two lead plaintiffs, are appealing from the Federal Court’s judgment to the United States Court of Appeals for the Eighth Circuit.

Enron Corporation Securities Litigation.    On April 8, 2002, the Corporation was named as a defendant along with, among others, commercial and investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint filed in the United States District Court for the Southern District of Texas alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 8, 2002, the Corporation filed a motion to dismiss the complaint and on December 20, 2002, the court granted the motion in part, dismissing the claims asserted under Section 10(b) and Rule 10b-5 of the Exchange Act. A Section 11 claim on a single securities offering remains pending against the Corporation.

In addition, other Enron-related individual and class actions have been filed against the Corporation and certain of its affiliates, based upon its role as underwriter of certain Enron debt or equity offerings, along with other investment banks and other parties. The complaints generally assert claims under federal and state securities laws, other state statutes and under common law theories.

WorldCom, Inc. Securities Litigation.    Banc of America Securities LLC (“BAS”) and other underwriters of WorldCom, Inc. bonds issued in 2000 and 2001 have been named as defendants in certain lawsuits alleging that the offering materials were false and misleading. One of the lawsuits is a purported class action, filed July 10, 2002 in the U.S. District Court for the Southern District of New York. On October 11, 2002, the action was superceded by the filing of a consolidated putative class action complaint entitled In re WorldCom, Inc. Securities Litigation. This action alleges violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933 in connection with 2000 and 2001 bond offerings and is brought on behalf of purchasers and acquirers of bonds issued in or traceable to these offerings.

In addition, the Corporation or BAS, along with other underwriters, certain executives of WorldCom and WorldCom’s auditors, have also been named as defendants in approximately eighteen individual actions that were filed in either federal or state courts beginning in July 2002 arising out of alleged accounting irregularities in the books and records of WorldCom. Plaintiffs in these actions are typically institutional investors, including state pension funds, who purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 or 2001. The complaints generally assert claims under federal and state securities laws, other state statutes and under common law theories.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2002.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to the Instructions to Form 10-K and Item 401(b) of Regulation S-K, the name, age and position of each current executive officer of the Corporation are listed below along with such officer’s business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders.

Amy Woods Brinkley, age 47, Chief Risk Officer. Ms. Brinkley was named to her present position in April 2002. From July 2001 to April 2002, she served as Chairman, Credit Policy and Deputy Corporate Risk Management Executive; from August 1999 to July 2001, she served as President, Consumer Products; and from 1993 to August 1999, she served as Marketing Group Executive. She first became an officer in 1979. She also serves as Chief Risk Officer and a director of Bank of America, N.A.

Edward J. Brown III, age 54, President, Global Corporate and Investment Banking. Mr. Brown was named to his present position in August 2000. From September 1998 to August 2000, he served as President, Global Capital Raising and Global Capital Markets; and from June 1997 to September 1998, he served as President, Global Finance. He first became an officer in 1974. He also serves as President, Global Corporate and Investment Banking and a director of Bank of America, N.A.

Richard M. DeMartini, age 50, President, Asset Management. Mr. DeMartini was named to his present position in February 2001. From January 1999 to February 2001, he served as Chairman, International Private Client Group, Morgan Stanley Dean Witter; and from March 1997 to January 1999, he served as President Individual Asset Management Group, Morgan Stanley Dean Witter. He first became an officer in February 2001. He also serves as President, Asset Management of Bank of America, N.A.

Barbara J. Desoer, age 50, President, Consumer Products. Ms. Desoer was named to her present position in July 2001. From September 1999 to July 2001, she served as Director of Marketing; from May 1999 to September 1999, she served as Banking Group President, California Retail Bank; and from December 1996 to May 1999, she served as Regional Executive, California Retail Bank. She first became an officer in 1977. She also serves as President, Consumer Products and a director of Bank of America, N.A.

James H. Hance, Jr., age 58, Vice Chairman and Chief Financial Officer. Mr. Hance was named Chief Financial Officer in August 1988, and was named Vice Chairman in October 1993. He first became an officer in 1987. He also serves as a director of the Corporation and as Vice Chairman and a director of Bank of America, N.A.

Kenneth D. Lewis, age 55, Chairman, President and Chief Executive Officer. Mr. Lewis was named Chairman and Chief Executive Officer in April 2001 and President in January 1999. From October 1998 to January 1999, he served as President, Consumer and Commercial Banking; from 1993 to October 1998, he served as President; and from October 1999 to April 2001, he served as Chief Operating Officer. He first became an officer in 1971. Mr. Lewis also serves as a director of the Corporation and as Chairman, President, Chief Executive Officer and a director of Bank of America, N.A.

R. Eugene Taylor, age 55, President, Consumer and Commercial Banking. Mr. Taylor was named to his present position in June 2000. From February 2000 to June 2000, he served as President, Central Region; from October 1998 to June 2000, he served as President, West Region; and from December 1997 to October 1998, he served as President, Florida. He first became an officer in 1970. He also serves as President, Consumer and Commercial Banking and a director of Bank of America, N.A.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED  SECURITY HOLDER MATTERS

The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange and the Pacific Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange for the periods indicated:

	Quarter	High	Low

2002	first	$69.61	$57.51
	second	77.09	66.82
	third	72.70	55.11
	fourth	72.00	53.95
2001	first	55.94	45.00
	second	62.18	48.65
	third	65.54	50.25
	fourth	64.99	52.10

As of February 28, 2003, there were 237,080 record holders of Common Stock. During 2001 and 2002, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends declared per share of Common Stock for the periods indicated:

	Quarter	Dividend
2002	first	$.60
	second	.60
	third	.60
	fourth	.64
2001	first	.56
	second	.56
	third	.56
	fourth	.60

For additional information regarding the Corporation’s ability to pay dividends, see “Government Supervision and Regulation – Distributions”. In addition, Note 15 (page 99) of the Notes to Consolidated Financial Statements in the 2002 Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The information set forth in Table 1 (page 27) and Table XVII (page 67) of the 2002 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (pages 25 through 55) and “Report of Management” (page 70) in the 2002 Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Market Risk Management” (pages 49 through 53) in the 2002 Annual Report is incorporated herein by reference.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information set forth in the 2002 Annual Report is incorporated herein by reference: the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Bank of America Corporation and Subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP  dated January 15, 2003 (pages 71 through 111) and the Selected Quarterly Financial Data in Table XVII on page 67.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information included under the following captions in the Corporation’s proxy statement relating to its 2003 annual meeting of stockholders (the “2003 Proxy Statement”) is incorporated herein by reference:

•	“The Nominees” on pages 2 through 5;
•	“Section 16(a) Beneficial Ownership Reporting Compliance” on page 8; and
•	“Special Compensation Arrangements-Employment Agreements with Certain Executive Officers” on pages 13 and 14.

Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. EXECUTIVE COMPENSATION

Information included under the following captions in the 2003 Proxy Statement is incorporated herein by reference:

•	“Director Compensation” on pages 8 and 9;
•	“Executive Compensation” on pages 9 through 13;
•	“Special Compensation Arrangements” on pages 13 and 14;
•	“Compensation Committee Interlocks and Insider Participation” on page 19; and
•	“Certain Transactions” on page 19.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included under the following caption in the 2003 Proxy Statement is incorporated herein by reference:.

•	“Stock Ownership” on pages 5 through 7.

Information included under Note 17 of the Notes to Consolidated Financial Statements in the 2002 Annual Report on pages 100 through 103, including the table on page 103 presenting equity compensation plan information, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information included under the following captions in the 2003 Proxy Statement is incorporated herein by reference:

•	“Compensation Committee Interlocks and Insider Participation” on page 19; and
•	“Certain Transactions” on page 19.

Item 14. CONTROLS AND PROCEDURES

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.	The following documents are filed as part of this report:
		Pages in Annual Report*

(1)	Financial Statements:

	Report of Independent Accountants	71

	Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000	72

	Consolidated Balance Sheet at December 31, 2002 and 2001	73

	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	74

	Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000	75

	Notes to Consolidated Financial Statements	76

	*Incorporated by reference from the indicated pages of the 2002 Annual Report.

(2)	Schedules:

	None

b.	The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2002:

	Current Report on Form 8-K dated and filed October 15, 2002, Items 5, 7 and 9.

	Current Report on Form 8-K dated November 1, 2002 and filed November 12, 2002, Items 5 and 7.

	Current Report on Form 8-K dated November 1, 2002 and filed November 26, 2002, Items 5 and 7.

	Current Report on Form 8-K dated November 15, 2002 and filed November 20, 2002, Items 5 and 7.

	Current Report on Form 8-K dated and filed December 11, 2002, Items 5 and 7.

	Current Report on Form 8-K dated and filed December 23, 2002, Items 5 and 7.

c.

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5, including executive compensation plans and arrangements which are identified separately by asterisk).

With the exception of the information expressly incorporated herein by reference, the 2002 Annual Report and the 2003 Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2003

BANK OF AMERICA CORPORATION

By:	*/s/ KENNETH D. LEWIS
Kenneth D. Lewis Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ KENNETH D. LEWIS Kenneth D. Lewis	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2003

*/s/ JAMES H. HANCE, JR. James H. Hance, Jr.	Vice Chairman, Chief Financial Officer and Director (Principal Financial Officer)	March 3, 2003

*/s/ MARC D. OKEN Marc D. Oken	Executive Vice President and Principal Financial Executive (Principal Accounting Officer)	March 3, 2003

*/s/ JOHN R. BELK John R. Belk	Director	March 3, 2003

*/s/ CHARLES W. COKER Charles W. Coker	Director	March 3, 2003

*/s/ FRANK DOWD, IV Frank Dowd, IV	Director	March 3, 2003

*/s/ KATHLEEN F. FELDSTEIN Kathleen F. Feldstein	Director	March 3, 2003

*/s/ PAUL FULTON Paul Fulton	Director	March 3, 2003

*/s/ DONALD E. GUINN Donald E. Guinn	Director	March 3, 2003

*/s/ WALTER E. MASSEY Walter E. Massey	Director	March 3, 2003

Signature	Title	Date

*/s/ C. STEVEN MCMILLAN C. Steven McMillan	Director	March 3, 2003

*/s/ PATRICIA E. MITCHELL Patricia E. Mitchell	Director	March 3, 2003

*/S/ O. TEMPLE SLOAN, JR. O. Temple Sloan, Jr.	Director	March 3, 2003

*/s/ MEREDITH R. SPANGLER Meredith R. Spangler	Director	March 3, 2003

*/s/ RONALD TOWNSEND Ronald Townsend	Director	March 3, 2003

*/s/ JACKIE M. WARD Jackie M. Ward	Director	March 3, 2003

*/s/ VIRGIL R. WILLIAMS Virgil R. Williams	Director	March 3, 2003

*By: /s/ CHARLES M. BERGER Charles M. Berger Attorney-in-Fact

Certification Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

for the Chief Executive Officer

I, Kenneth D. Lewis, certify that:

1.	I have reviewed this annual report on Form 10-K of Bank of America Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    KENNETH D. LEWIS

Kenneth D. Lewis

Chief Executive Officer

March 3, 2003

Certification Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

for the Chief Financial Officer

I, James H. Hance, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Bank of America Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    JAMES H. HANCE, JR.

James H. Hance, Jr.

Chief Financial Officer

March 3, 2003

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)

Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.1 of registrant’s Current Report on Form 8-K filed

May 7, 1999.

(b)	Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.2 of registrant’s Current Report on Form 8-K filed May 7, 1999.
4(a)	Specimen certificate of registrant’s Common Stock, incorporated by reference to Exhibit 4.13 of registrant’s Registration No. 333-83503.
(b)	Specimen certificate of registrant’s ESOP Convertible Preferred Stock, Series C, incorporated by reference to Exhibit 4(c) of registrant’s 1991 Annual Report on Form 10-K (the “1991 10-K”).
(c)	Specimen certificate of registrant’s 7% Cumulative Redeemable Preferred Stock, Series B, incorporated by reference to Exhibit 4(c) of registrant’s 1998 Annual Report on Form 10-K (the “1998 10-K”).
(d)

Indenture dated as of September 1, 1989 between registrant (successor to NationsBank Corporation, formerly known as NCNB Corporation) and The Bank of New York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; and its 10.20% Subordinated Notes, due 2015, incorporated by reference to Exhibit 4.1 of registrant’s Registration No.

33-30717; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(f) of the 1998 10-K.

(e)

Indenture dated as of November 1, 1992 between registrant (successor to NationsBank Corporation) and The Bank of New York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant’s Amendment to Application or Report on Form 8-K dated March 1, 1993; First Supplemental Indenture thereto dated as of July 1, 1993 pursuant to which registrant issued its Subordinated Medium-Term Notes, Series B; its 6 1/2% Subordinated Notes, due 2003; and its 7 3/4% Subordinated Notes, due 2004, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K dated July 6, 1993; and Second Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(i) of the 1998 10-K.

(f)

Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), pursuant to which registrant issued its 7% Senior Notes, due 2003; its 6 3/8% Senior Notes, due 2005; its 6 1/8% Senior Notes, due 2004; its 5 7/8% Senior Notes, due 2009; its 6 5/8% Senior Notes, due 2004; its 7 7/8% Senior Notes, due 2005; its 7 1/8% Senior Notes, due 2006; its

4 3/4% Senior Notes, due 2006; its 5 1/4% Senior Notes, due 2007; its 6 1/4% Senior Notes, due 2012; its 4 7/8% Senior Notes due 2012; its 5 1/8% Senior Notes, due 2014; its 3.761% Senior Notes, due 2007; its 3 7/8% Senior Notes, due 2008; its 4 7/8% Senior Notes, due 2013; and its Senior Medium-Term Notes, Series E, F, G, H, I and J, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 33-57533; First Supplemental Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed November 18, 1998; and Second Supplemental Indenture thereto dated as of

May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and the Bank of New York, as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K dated June 5, 2001.

(g)

Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York, pursuant to which registrant issued its 7 5/8% Subordinated Notes, due 2005; its 7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated Notes, due 2025; its 6 1/2% Subordinated Notes, due 2006; its 7 1/2% Subordinated Notes, due 2006; its 7.80% Subordinated Notes, due 2016; its 6 3/8% Subordinated Notes, due 2008; its 6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010; its 7.80% Subordinated Notes due 2010; its 7.40% Subordinated Notes, due 2011; and its Subordinated Medium-Term Notes, Series E, F, G and H, incorporated by reference to Exhibit 4.8 of registrant’s Registration No. 33-57533; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant’s Current Report on Form 8-K filed November 18, 1998.

Exhibit No.	Description
(h)	Amended and Restated Agency Agreement dated as of July 29, 2002 between registrant, Bank of America, N.A., JPMorgan Chase, London Branch, and J.P. Morgan Luxembourg S.A.
(i)

Issuing and Paying Agency Agreement dated as of August 1, 2000 between Bank of America, N.A., as Issuer, and Bankers Trust Company, as Issuing and Paying Agent, incorporated by reference to Exhibit 4(m) of registrant’s 2000 Annual Report on Form 10-K (the ‘‘2000 10-K”).

(j)

Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant’s Registration No. 333-15375.

(k)

Second Supplemental Indenture dated as of December 17, 1996 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its 7.83% Junior Subordinated Deferrable Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated December 10, 1996.

(l)

Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its Floating Rate Junior Subordinated Deferrable Interest Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated January 22, 1997.

(m)

Fourth Supplemental Indenture dated as of April 22, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its 8 1 / 4 % Junior Subordinated Deferrable Interest Notes, due 2027, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated April 15, 1997.

(n)

Fifth Supplemental Indenture dated as of August 28, 1998 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York, incorporated by reference to Exhibit 4(t) of the 1998 10-K.

(o)

Indenture dated as of November 27, 1996, between Barnett Banks, Inc. and Bank One (successor to The First National Bank of Chicago), as Trustee, and First Supplemental Indenture dated as of January 9, 1998, among NationsBank Corporation, NB Holdings Corporation, Barnett Banks, Inc. and The First National Bank of Chicago (predecessor to Bank One), as Trustee, pursuant to which registrant (as successor to NationsBank Corporation) issued its 8.06% Junior Subordinated Debentures, due 2026, incorporated by reference to Exhibit 4(u) of registrant’s 1997 Annual Report on Form 10-K (the “1997 10-K”).

(p)

Indenture dated as of September 1, 1990 between the former BankAmerica Corporation and J.P. Morgan Trust Company, National Association, as successor trustee to the former Manufacturers Hanover Trust Company of California, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 10.00% Subordinated Notes due 2003 and its 9.20% Subordinated Notes due 2003; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(v) of the 1998 10-K.

(q)

Indenture dated as of November 1, 1991 between the former BankAmerica Corporation and J.P. Morgan Trust Company, National Association, as successor trustee to the former Manufacturers Hanover Trust Company of California, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 6.85% Subordinated Notes due 2003; its 6.875% Subordinated Notes due 2003; its Floating Subordinated Notes due 2003; its 7.20% Subordinated Notes due 2006; its 7.625% Subordinated Notes due 2004; its 6.75% Subordinated Notes due 2005; its 6.20% Subordinated Notes due 2006; its 7.125% Subordinated Notes due 2006; its 6.625% Subordinated Notes due 2007; its 6.625% Subordinated Notes due 2007; its 7.125% Subordinated Notes due 2009; its 7.125% Subordinated Notes due 2011; and its 6.25% Subordinated Notes due 2008; First Supplemental Indenture thereto dated as of September 8, 1992; and Second Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(w) of the 1998 10-K.

Exhibit No.	Description
(r)

Indenture dated as of November 1, 1991 between the former BankAmerica Corporation and U.S. Bank Trust, N. A. (successor to Bankers Trust Company of California, National Association, and First Trust of California, National Association), pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its Senior Medium-Term Notes, Series I; First Supplemental Indenture thereto dated as of August 1, 1994; and Second Supplemental Indenture thereto dated as of September 30, 1998, incorporated by reference to Exhibit 4(x) of the 1998

10-K.

(s)

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

(t)

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

(u)

Junior Subordinated Indenture dated as of December 20, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 8.00% Junior Subordinated Deferrable Interest Debentures, Series 2 due 2026; its Floating Rate Junior Subordinated Deferrable Interest Debentures, Series 3 due 2027; and its 7.00% Junior Subordinated Deferrable Interest Debentures, Series 4 due 2028; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(aa) of the 1998 10-K.

(v)

Restated Senior Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-47222.

(w)

Restated Subordinated Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-47222.

(x)

Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-65750.

(y)

Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-65750.

(z)	Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant’s Registration No. 333-70984.
(aa)

First Supplemental Indenture dated as of December 14, 2001 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2031, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated December 6, 2001.

(bb)

Second Supplemental Indenture dated as of January 31, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated January 24, 2002.

(cc)

Third Supplemental Indenture dated as of August 9, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 2, 2002.

Exhibit No.	Description
The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.

10(a)

NationsBank Corporation and Designated Subsidiaries Directors’ Retirement Plan, incorporated by reference to Exhibit 10(f) of registrant’s 1990 Annual Report on Form 10-K (the “1990 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(i) of registrant’s 1994 Annual Report on Form 10-K (the “1994 10-K”); and Amendment thereto dated as of April 24, 1996, incorporated by reference to Exhibit 10(g) of registrant’s 1996 Annual Report on Form 10-K (the “1996 10-K”).

*
(b)

NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant’s 1989 Annual Report on Form 10-K (the “1989 10-K”); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendments thereto dated as of December 3, 1992 and December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant’s 1992 Annual Report on Form 10-K (the “1992 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of the 1994 10-K; Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to Exhibit 10(c) of the 1997 10-K; Amendments thereto dated April 10, 1998, June 24, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K; Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant’s 1999 Annual Report on Form 10-K (the “1999 10-K”); and Amendment thereto dated as of March 28, 2001, incorporated by reference to Exhibit 10(b) of registrant’s 2001 Annual Report on Form 10-K (the “2001 10-K”) and Amendment thereto dated December 10, 2002.

*
(c)

NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan for Key Employees, incorporated by reference to Exhibit 10(k) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(h) of the 1989 10-K; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of the 1992 10-K; and Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K.

*
(d)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2002.	*
(e)

NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of the 1990 10-K; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of the 1992 10-K; and Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K.

*
(f)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2002.	*
(g)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002.	*
(h)

Bank of America Director Deferral Plan, as amended and restated effective January 27, 1999, incorporated by reference to Exhibit 10(i) of the 1998 10-K; Amendment thereto dated April 24, 2002; and Bank of America Corporation Director Deferral Plan, as amended and restated, effective December 10, 2002.

*
(i)

Bank of America Corporation Directors’ Stock Plan, as amended and restated effective January 1, 2002, incorporated by reference to Exhibit 10(j) of the 2001 10-K; Amendment thereto dated April 24, 2002; and Bank of America Corporation Directors’ Stock Plan, as amended and restated effective December 10, 2002.

*
(j)	Bank of America Corporation 2003 Key Associate Stock Plan, effective January 1, 2003.	*

Exhibit No.	Description
(k)

BankAmerica Corporation and Bank of America National Trust and Savings Association Deferred Compensation Plan for Directors, as amended and restated, incorporated by reference to Exhibit 10(b) of the Third Quarter 1998 10-Q.

*
(l)

Split Dollar Life Insurance Agreement dated as of October 16, 1998 between registrant and NationsBank, N. A., as Trustee under that certain Irrevocable Trust Agreement No. 2 dated October 1, 1998, by and between James H. Hance, Jr., as Grantor, and NationsBank, N. A., as Trustee, incorporated by reference to Exhibit 10(dd) of the 1998 10-K; and Amendment thereto dated January 24, 2002, incorporated by reference to Exhibit 10(o) of the 2001 10-K.

*
(m)

Split Dollar Life Insurance Agreement dated as of September 28, 1998 between registrant and J. Steele Alphin, as Trustee under that certain Irrevocable Trust Agreement dated June 23, 1998, by and between Kenneth D. Lewis, as Grantor, and J. Steele Alphin, as Trustee, incorporated by reference to Exhibit 10(ee) of the 1998 10-K; and Amendment thereto dated January 24, 2002, incorporated by reference to Exhibit 10(p) of the 2001 10-K.

*
(n)

Employment Agreement dated as of April 10, 1998 between registrant and James H. Hance, Jr., incorporated by reference to Exhibit 10.4 of registrant’s Registration No. 333-60553; and Amendment thereto dated January 24, 2001, incorporated by reference to Exhibit 10(q) of the 2000 10-K.

*
(o)

Employment Agreement dated as of April 10, 1998 between registrant and Kenneth D. Lewis, incorporated by reference to Exhibit 10.5 of registrant’s Registration No. 333-60553; and Amendment thereto dated January 24, 2001, incorporated by reference to Exhibit 10(r) of the 2000 10-K.

*
(p)	Global Corporate and Investment Banking Equity Incentive Plan, as established effective January 1, 2000, incorporated by reference to Exhibit 10(t) of the 2000 10-K.	*
(q)	Relocation Agreement dated October 5, 1998 between registrant and Edward J. Brown III, incorporated by reference to Exhibit 10(w) of the 2000 10-K.	*
(r)	Employment Agreement dated April 24, 2001 between registrant and Richard M. DeMartini, incorporated by reference to Exhibit 10(x) of the 2001 10-K.	*
(s)	Bank of America Corporation 2002 Associates Stock Option Plan, effective February 1, 2002.
(t)	Take Ownership!, The BankAmerica Global Associate Stock Option Program, effective October 1, 1998.
(u)	Barnett Bank Employee Stock Option Plan, effective January 13, 1997.
12	Ratio of Earnings to Fixed Charges.
Ratio of Earnings to Fixed Charges and Preferred Dividends.
13	2002 Annual Report to Stockholders. This exhibit contains only those portions of the 2002 Annual Report that are incorporated by reference herein.
21	List of Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP.
24(a)	Power of Attorney.
(b)	Corporate Resolution.
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.