Form 10-Q
period 2003-03-31
BANK OF AMERICA CORP /DE/
filed 2003-05-13
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes     ☑             No    ☐

On April 30, 2003, there were 1,498,039,156 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

March 31, 2003 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(Dollars in millions, except per share information)	2003	2002
Interest income
Interest and fees on loans and leases	$5,348	$5,445
Interest and dividends on securities	778	946
Federal funds sold and securities purchased under agreements to resell	194	215
Trading account assets	1,042	878
Other interest income	363	387

Total interest income	7,725	7,871

Interest expense
Deposits	1,183	1,344
Short-term borrowings	453	477
Trading account liabilities	308	285
Long-term debt	572	612

Total interest expense	2,516	2,718

Net interest income	5,209	5,153

Noninterest income
Consumer service charges	777	691
Corporate service charges	577	567

Total service charges	1,354	1,258

Consumer investment and brokerage services	378	381
Corporate investment and brokerage services	165	170

Total investment and brokerage services	543	551

Mortgage banking income	405	195
Investment banking income	378	341
Equity investment gains (losses)	(68)	26
Card income	681	577
Trading account profits	114	345
Other income	278	147

Total noninterest income	3,685	3,440

Total revenue	8,894	8,593

Provision for credit losses	833	840

Gains on sales of securities	273	44

Noninterest expense
Personnel	2,459	2,446
Occupancy	472	432
Equipment	284	262
Marketing	230	170
Professional fees	125	91
Amortization of intangibles	54	55
Data processing	266	205
Telecommunications	124	119
Other general operating	703	714

Total noninterest expense	4,717	4,494

Income before income taxes	3,617	3,303
Income tax expense	1,193	1,124

Net income	$2,424	$2,179

Net income available to common shareholders	$2,423	$2,178

Per common share information
Earnings	$1.62	$1.41

Diluted earnings	$1.59	$1.38

Dividends declared	$0.64	$0.60

Average common shares issued and outstanding (in thousands)	1,499,405	1,543,471

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	March 31 2003	December 31 2002
Assets
Cash and cash equivalents	$25,069	$24,973
Time deposits placed and other short-term investments	5,523	6,813
Federal funds sold and securities purchased under agreements to resell (includes $49,740 and $44,779 pledged as collateral)	49,809	44,878
Trading account assets (includes $32,597 and $35,515 pledged as collateral)	65,733	63,996
Derivative assets	35,409	34,310
Securities:
Available-for-sale (includes $31,171 and $32,919 pledged as collateral)	75,511	68,122
Held-to-maturity, at cost (market value—$928 and $1,001)	927	1,026

Total securities	76,438	69,148

Loans and leases	343,412	342,755
Allowance for credit losses	(6,853)	(6,851)

Loans and leases, net of allowance for credit losses	336,559	335,904

Premises and equipment, net	6,643	6,717
Mortgage banking assets	1,995	2,110
Goodwill	11,396	11,389
Core deposit intangibles and other intangibles	1,065	1,095
Other assets	64,126	59,125

Total assets	$679,765	$660,458

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$121,127	$122,686
Interest-bearing	242,287	232,320
Deposits in foreign offices:
Noninterest-bearing	2,331	1,673
Interest-bearing	29,431	29,779

Total deposits	395,176	386,458

Federal funds purchased and securities sold under agreements to repurchase	72,976	65,079
Trading account liabilities	23,578	25,574
Derivative liabilities	22,876	23,566
Commercial paper and other short-term borrowings	29,729	25,234
Accrued expenses and other liabilities	15,905	17,052
Long-term debt	63,442	61,145
Trust preferred securities	6,031	6,031

Total liabilities	629,713	610,139

Commitments and contingencies (Note 5)

Shareholders' equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—1,336,200 and 1,356,749 shares	57	58
Common stock, $0.01 par value; authorized—5,000,000,000 shares; issued and outstanding—1,497,530,740 and 1,500,691,103 shares	127	496
Retained earnings	49,978	48,517
Accumulated other comprehensive income	74	1,232
Other	(184)	16

Total shareholders' equity	50,052	50,319

Total liabilities and shareholders' equity	$679,765	$660,458

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders' Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Share-holders' Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2001	$65	1,559,297	$5,076	$42,980	$437	$(38)	$48,520
Net income				2,179			2,179	$2,179
Net unrealized losses on available-for-sale and marketable equity securities					(3)		(3)	(3)
Net unrealized gains on foreign currency translation adjustments					2		2	2
Net unrealized losses on derivatives					(508)		(508)	(508)
Cash dividends declared:
Common				(925)			(925)
Preferred				(1)			(1)
Common stock issued under employee plans		16,323	808			9	817
Common stock repurchased		(31,207)	(1,955)				(1,955)
Conversion of preferred stock	(3)	105	3
Other		3	17	12		14	43

Balance, March 31, 2002	$62	1,544,521	$3,949	$44,245	$(72)	$(15)	$48,169	$1,670

Balance, December 31, 2002	$58	1,500,691	$496	$48,517	$1,232	$16	$50,319
Net income				2,424			2,424	$2,424
Net unrealized losses on available-for-sale and marketable equity securities					(9)		(9)	(9)
Net unrealized gains on foreign currency translation adjustments					33		33	33
Net unrealized losses on derivatives					(1,182)		(1,182)	(1,182)
Cash dividends declared:
Common				(961)			(961)
Preferred				(1)			(1)
Common stock issued under employee plans		15,206	818			(173)	645
Common stock repurchased		(18,400)	(1,260)				(1,260)
Conversion of preferred stock	(1)	34	1				—
Other		—	72	(1)		(27)	44

Balance, March 31, 2003	$57	1,497,531	$127	$49,978	$74	$(184)	$50,052	$1,266

(1)	At March 31, 2003 and December 31, 2002, Accumulated Other Comprehensive Income (Loss) consisted of net unrealized gains on available-for-sale and marketable equity securities of $485 and $494, respectively; foreign currency translation adjustments of $(135) and $(168), respectively; and net unrealized gains (losses) on derivatives of $(187) and $995, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2003	2002
Operating activities
Net income	$2,424	$2,179
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	833	840
Gains on sales of securities	(273)	(44)
Depreciation and premises improvements amortization	224	217
Amortization of intangibles	54	55
Deferred income tax benefit	(94)	(141)
Net increase in trading and hedging instruments	(6,854)	(2,095)
Net (increase) decrease in other assets	(7,037)	9,584
Net increase (decrease) in accrued expenses and other liabilities	(604)	266
Other operating activities, net	590	595

Net cash provided by (used in) operating activities	(10,737)	11,456

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	1,290	(1,124)
Net increase in federal funds sold and securities purchased under agreements to resell	(4,931)	(12,663)
Proceeds from sales of available-for-sale securities	27,258	27,750
Proceeds from maturities of available-for-sale securities	6,847	7,221
Purchases of available-for-sale securities	(41,285)	(24,916)
Proceeds from maturities of held-to-maturity securities	99	12
Proceeds from sales and securitizations of loans and leases	9,182	4,448
Other changes in loans and leases, net	(7,110)	(4,893)
Purchases and originations of mortgage banking assets	(359)	(211)
Net purchases of premises and equipment	(150)	(551)
Proceeds from sales of foreclosed properties	12	83
Investment in unconsolidated subsidiary	(1,600)	—
Acquisition of business activities, net	(71)	(110)
Other investing activities, net	586	(7)

Net cash used in investing activities	(10,232)	(4,961)

Financing activities
Net increase (decrease) in deposits	8,718	(6,295)
Net increase in federal funds purchased and securities sold under agreements to repurchase	7,897	818
Net increase (decrease) in commercial paper and other short-term borrowings	4,495	(225)
Proceeds from issuance of long-term debt and trust preferred securities	4,578	3,306
Retirement of long-term debt and trust preferred securities	(3,051)	(6,344)
Proceeds from issuance of common stock	645	817
Common stock repurchased	(1,260)	(1,955)
Cash dividends paid	(962)	(926)
Other financing activities, net	(32)	(21)

Net cash provided by (used in) financing activities	21,028	(10,825)

Effect of exchange rate changes on cash and cash equivalents	37	(63)

Net increase (decrease) in cash and cash equivalents	96	(4,393)
Cash and cash equivalents at January 1	24,973	26,837

Cash and cash equivalents at March 31	$25,069	$22,444

Net transfers of loans and leases from loans held for sale (included in other assets) to the loan portfolio amounted to $3,621 and $2,534 for the three months ended March 31, 2003 and 2002, respectively.

Loans transferred to foreclosed properties amounted to $60 and $82 for the three months ended March 31, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At March 31, 2003, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA).

Note 1—Significant Accounting Principles

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 (the interpretation) provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003 and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. Management is currently evaluating the impact of this new interpretation on the financial statements. For additional information on VIEs, see Note 8 of the consolidated financial statements.

Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, Accounting for Stock-Based Compensation,” was adopted by the Corporation on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS 148, the Corporation transitioned to the fair value-based method of accounting for stock-based employee compensation costs using the prospective method as of January 1, 2003. Under the prospective method, all stock options granted under plans before the adoption date will continue to be accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) unless these stock options are modified or settled subsequent to adoption.

In accordance with SFAS 148, the Corporation provides disclosures as if the Corporation had adopted the fair value based method of measuring all outstanding employee stock options in 2003 and 2002 as indicated in the following table. The disclosure requirement of SFAS 148 recognizes the impact of all outstanding employee stock options while the prospective method that the Corporation is following recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards at March 31, 2003 and 2002.

	March 31
(Dollars in millions, except per share data)	2003	2002
Net income	$2,424	$2,179
Stock-based employee compensation expense recognized during period (1)	17	—
Stock-based employee compensation expense determined under fair value based method (1,2)	(76)	(82)

Pro forma net income	$2,365	$2,097

As Reported
Earnings per common share	$1.62	$1.41
Diluted earnings per common share	1.59	1.38
Pro forma
Earnings per common share	1.58	1.36
Diluted earnings per common share	1.55	1.33

(1)	Net of related tax effects.
(2)	Includes all awards granted, modified or settled which the fair value was required to be measured under FAS 123, except restricted stock. Restricted stock expense, included in net income, for the three months ended March 31, 2003 and 2002 was $87 million and $35 million, respectively.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” (FIN 45) was issued in November 2002. FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. The accounting provisions of FIN 45 were effective for certain guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Corporation’s results of operations or financial condition. For additional information regarding the impact of FIN 45, see Note 5 of the consolidated financial statements.

On April 30, 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Management is currently evaluating the impact of this new rule on the financial statements and does not anticipate the adoption of this pronouncement will have a material impact on its results of operations or financial condition.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the consolidated financial statements on pages 76 through 83 of the Corporation’s 2002 Annual Report.

Note 2—Trading Activities

Trading-Related Revenue

Trading account profits represent the net amount earned from the Corporation’s trading positions, which include trading account assets and liabilities as well as derivative positions and mortgage banking certificates. Trading account profits, as reported in the Consolidated Statement of Income, does not include the net interest income recognized on trading positions or the related funding charge or benefit.

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

	Three Months Ended March 31
(Dollars in millions)	2003	2002
Trading account profits—as reported	$114	$345
Trading-related net interest income (1)	608	433

Total trading-related revenue	$722	$778

Trading-related revenue by product
Foreign exchange	$135	$129
Interest rate (1)	153	257
Credit (2)	261	236
Equities	121	132
Commodities	52	24

Total trading-related revenue	$722	$778

(1)	Presented on a taxable-equivalent basis.
(2)	Credit includes credit fixed income, credit derivatives used for trading and credit risk management and mortgage banking assets.

Trading Account Assets and Liabilities

The fair values of the components of trading account assets and liabilities at March 31, 2003 and December 31, 2002 were:

(Dollars in millions)	March 31 2003	December 31 2002
Trading account assets
U.S. government and agency securities	$21,555	$19,875
Foreign sovereign debt	8,785	8,752
Corporate and other debt securities	14,705	14,280
Equity securities	5,861	5,380
Mortgage-backed securities	3,301	5,917
Other	11,526	9,792

Total	$65,733	$63,996

Trading account liabilities
U.S. government and agency securities	$8,051	$8,531
Foreign sovereign debt	2,918	3,465
Corporate and other debt securities	3,812	3,032
Equity securities	5,739	4,825
Other	3,058	5,721

Total	$23,578	$25,574

Note 3—Derivatives

Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. A detailed discussion of derivative trading and asset and liability management (ALM) activities is presented in Note 5 of the consolidated financial statements on pages 86 through 88 of the Corporation’s 2002 Annual Report.

The following table presents the contract/notional and credit risk amounts at March 31, 2003 and December 31, 2002 of the Corporation’s derivative positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements. The Corporation held $17.9 billion of collateral on derivative positions, of which only $12.4 billion could be applied against credit risk at March 31, 2003.

Derivatives(1)

	March 31, 2003		December 31, 2002
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$7,094,523	$19,186	$6,781,629	$18,981
Futures and forwards	3,038,531	85	2,510,259	283
Written options	971,685	—	973,113	—
Purchased options	1,021,040	4,136	907,999	3,318
Foreign exchange contracts
Swaps	179,902	2,588	175,680	2,460
Spot, futures and forwards	756,752	2,029	724,039	2,535
Written options	114,748	—	81,263	—
Purchased options	111,376	382	80,395	452
Equity contracts
Swaps	18,530	774	16,830	679
Futures and forwards	38,260	—	48,470	—
Written options	17,319	—	19,794	—
Purchased options	24,389	3,184	23,756	2,885
Commodity contracts
Swaps	28,587	1,554	11,776	1,117
Futures and forwards	4,261	—	3,478	—
Written options	15,107	—	12,158	—
Purchased options	9,565	357	19,115	347
Credit derivatives	107,231	1,134	92,098	1,253

Total derivative assets		$35,409		$34,310

(1) Includes both long and short derivative positions.

The average fair value of derivative assets for the three months ended March 31, 2003 and 2002 was $35.2 billion and $21.6 billion, respectively. The average fair value of derivative liabilities for the three months ended March 31, 2003 and 2002 was $23.6 billion and $14.4 billion, respectively.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. The Corporation also uses these contracts to protect against changes in the cash flows of its variable-rate assets and liabilities and anticipated transactions. For the three months ended March 31, 2003, the Corporation recognized in the Consolidated Statement of Income a net loss of $79 million (included in interest income) related to fair value hedges. This loss represents the expected change in the forward values of forward contracts and is defined as ineffectiveness by SFAS 133. For the three months ended March 31, 2002, there was no significant gain or loss recognized which represented the ineffective portion of fair value hedges. For the three months ended March 31, 2003 and 2002, the Corporation recognized in the Consolidated Statement of Income net gains of $15 million and $9 million (included in mortgage banking income), respectively, which represented the ineffective portion of cash flow hedges. At March 31, 2003 and December 31, 2002, the Corporation has determined that there were no cash flow hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. During the next 12 months, gains on derivative instruments included in accumulated other comprehensive income, of approximately $197 million (pre-tax) are expected to be reclassified into earnings. These net gains reclassified into earnings are expected to increase income or reduce expense on the respective hedged items.

Hedges of Net Investments in Foreign Operations

The Corporation uses forward exchange contracts, currency swaps and non-derivative cash instruments that provide an economic hedge on portions of its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the three months ended March 31, 2003 and 2002, the Corporation experienced net foreign currency pre-tax gains of $92 million and $2 million, respectively, related to its net investments in foreign operations. These gains were recorded as a component of the foreign currency translation adjustment in other comprehensive income. These gains were partially offset by net pre-tax losses of $41 million and $2 million related to derivative and non-derivative instruments designated as hedges of this currency exposure during these same periods.

Note 4—Outstanding Loans and Leases

Outstanding loans and leases at March 31, 2003 and December 31, 2002 were:

(Dollars in millions)	March 31, 2003	December 31, 2002
Commercial—domestic	$102,467	$105,053
Commercial—foreign	18,990	19,912
Commercial real estate—domestic	19,981	19,910
Commercial real estate—foreign	300	295

Total commercial	141,738	145,170

Residential mortgage	112,800	108,197
Home equity lines	22,874	23,236
Direct/Indirect consumer	31,540	31,068
Consumer finance	7,623	8,384
Credit card	24,819	24,729
Foreign consumer	2,018	1,971

Total consumer	201,674	197,585

Total	$343,412	$342,755

The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31
(Dollars in millions)	2003	2002
Balance, January 1	$6,851	$6,875

Loans and leases charged off	(984)	(1,069)
Recoveries of loans and leases previously charged off	151	229

Net charge-offs	(833)	(840)

Provision for credit losses	833	840
Other, net	2	(6)

Balance, March 31	$6,853	$6,869

The following table presents the recorded investment in specific loans that were considered individually impaired at March 31, 2003 and December 31, 2002 in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as described in the Corporation’s 2002 Annual Report on page 80:

(Dollars in millions)	March 31, 2003	December 31, 2002
Commercial—domestic	$2,446	$2,553
Commercial—foreign	1,253	1,355
Commercial real estate—domestic	180	157
Commercial real estate—foreign	3	2

Total impaired loans	$3,882	$4,067

At March 31, 2003 and December 31, 2002, nonperforming loans, including certain loans that were considered impaired, totaled $4.8 billion and $5.0 billion, respectively. In addition, included in other assets was $188 million and $120 million of nonperforming assets at March 31, 2003 and December 31, 2002, respectively. Foreclosed properties amounted to $227 million and $225 million at March 31, 2003 and December 31, 2002, respectively.

Note 5—Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those recorded on the balance sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. For additional information on credit extension commitments see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report. The following table summarizes outstanding unfunded commitments to extend credit at March 31, 2003 and December 31, 2002. These unfunded commitments have been reduced by amounts participated to other financial institutions.

(Dollars in millions)	March 31 2003	December 31 2002
Loan commitments	$212,768	$212,704
Standby letters of credit and financial guarantees	29,899	30,837
Commercial letters of credit	2,953	3,109

Legally binding commitments	245,620	246,650
Credit card lines	75,874	73,779

Total commitments	$321,494	$320,429

Other Commitments

When-issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. Changes in market price between commitment date and issuance are reflected in trading account profits. At March 31, 2003, the Corporation had commitments to purchase and sell when-issued securities of $232.9 billion and $233.5 billion, respectively. At December 31, 2002, the Corporation had commitments to purchase and sell when-issued securities of $166.1 billion and $164.5 billion, respectively. The increase during the three months ended March 31, 2003 was primarily attributable to higher volumes of mortgage refinancings in the current low interest rate environment.

At March 31, 2003, the Corporation had forward whole mortgage loan purchase commitments of $26.4 billion of which $21.4 billion were settled in April 2003. The remaining commitments of $5.0 billion settle in May 2003. At December 31, 2002, the Corporation had forward whole mortgage loan purchase commitments of $10.8 billion, all of which were settled in January 2003. At March 31, 2003, the Corporation had $6.2 billion of forward whole mortgage loan sale commitments that settled in April 2003. At December 31, 2002, the Corporation had no forward whole mortgage loan sale commitments. For further discussion on ALM activities, see Interest Rate and Foreign Exchange Derivative Contracts beginning on page 48.

Other Guarantees

For additional information on the following guarantees, see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

The Corporation sells products that offer book value protection primarily to plan sponsors of ERISA-governed pension plans such as 401(k) plans, 457 plans, etc. The Corporation also sells products that guarantee the return of principal to investors at a preset future date. At March 31, 2003 and December 31, 2002, the notional amount of these guarantees totaled $26.4 billion and $23.8 billion, respectively. As of March 31, 2003 and December 31, 2002, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

In the ordinary course of business, the Corporation enters into various agreements that contain indemnifications, such as tax indemnifications, whereupon payment may become due if certain external events occur, such as a change in tax law.

The Corporation has provided protection on a subset of one consumer finance securitization in the form of a guarantee with a maximum payment of $220 million that is only paid out if over-collateralization is not sufficient to absorb losses and certain other conditions are met. The Corporation projects no material payments will be due over the life of the contract, which is approximately seven years.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $1.0 billion and $575 million at March 31, 2003 and December 31, 2002, respectively.

Litigation

The number of actions in which the Corporation or Banc of America Securities LLC has been named as a defendant arising out of alleged accounting irregularities in the books and records of WorldCom has increased from approximately 18 actions to 40 actions. For a more detailed discussion on Litigation, see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

Note 6—Shareholders’ Equity and Earnings Per Common Share

At March 31, 2003, under the stock repurchase program authorized by the Corporation’s Board of Directors (the Board) on December 11, 2001, the remaining buyback authority for common stock totaled $1.3 billion, or 5 million shares. During the three months ended March 31, 2003, the Corporation repurchased approximately 18 million shares of its common stock in open market repurchases and as a result of put options exercised, at an average per-share price of $68.48, which reduced shareholders’ equity by $1.3 billion and increased earnings per share by approximately $0.01. These repurchases were partially offset by the issuance of 15 million shares of common stock under employee plans, which increased shareholders’ equity by $645 million, net of $173 million of deferred compensation related to restricted stock awards, and decreased earnings per share by approximately $0.01 for the three months ended March 31, 2003. For the three months ended March 31, 2002, the Corporation repurchased approximately 31 million shares of its common stock in open market repurchases and under an accelerated repurchase program at an average per-share price of $62.64, which reduced shareholders’ equity by $2.0 billion. These repurchases were partially offset by the issuance of 16 million shares of common stock under employee plans, which increased shareholders’ equity by $817 million. On January 22, 2003, the Board authorized a stock repurchase program of up to 130 million shares of the Corporation’s common stock at an aggregate cost of $12.5 billion. The Corporation anticipates it will continue to repurchase shares at least equal to shares issued under its various stock option plans.

Accumulated other comprehensive income (OCI) includes pre-tax net unrealized losses related to available-for-sale and marketable equity securities, foreign currency translation adjustments, derivatives and other of $1.4 billion and $83 million for the three months ended March 31, 2003 and 2002, respectively. The net change in accumulated OCI also includes reclassification adjustments for gains (losses) to net income during the current period that had been included in accumulated OCI in previous periods. Pre-tax reclassification adjustments for gains included in the Consolidated Statement of Income for the three months ended March 31, 2003 and 2002 were $130 million and $131 million, respectively. The related income tax expense (benefit) was $(379) million and $295 million for the three months ended March 31, 2003 and 2002, respectively.

The Corporation sells put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. For additional information on the put option program, see Note 14 of the consolidated financial statements on page 98 of the Corporation’s 2002 Annual Report.

The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2003 and 2002 is presented below.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2003	2002
Earnings per common share
Net income	$2,424	$2,179
Preferred stock dividends	(1)	(1)

Net income available to common shareholders	$2,423	$2,178

Average common shares issued and outstanding	1,499,405	1,543,471

Earnings per common share	$1.62	$1.41

Diluted earnings per common share
Net income available to common shareholders	$2,423	$2,178
Preferred stock dividends	1	1

Net income available to common shareholders and assumed conversions	$2,424	$2,179

Average common shares issued and outstanding	1,499,405	1,543,471
Dilutive potential common shares(1, 2)	26,883	38,377

Total diluted average common shares issued and outstanding	1,526,288	1,581,848

Diluted earnings per common share	$1.59	$1.38

(1)	For the three months ended March 31, 2003 and 2002, average options to purchase 37 million and 35 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.
(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units and stock options.

Note 7—Business Segment Information

The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment.

Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels and commercial lending and treasury management services primarily to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers investment, fiduciary and comprehensive banking and credit expertise; asset management services to institutional clients, high-net-worth individuals and retail customers; and investment, securities and financial planning services to affluent and high-net-worth individuals. Global Corporate and Investment Banking provides capital raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading as well as traditional bank deposit and loan products, cash management and payment services to large corporations and institutional clients. Equity Investments includes Principal Investing, which is comprised of a diversified portfolio of investments in privately held and publicly traded companies at all stages, from start-up to buyout.

Corporate Other consists primarily of certain amounts associated with ALM activities and certain consumer finance and commercial lending businesses being liquidated. Beginning in the first quarter of 2003, net interest income from certain additional ALM activities was allocated directly to the business units. Prior periods have been restated to reflect this change in methodology. In addition, compensation expense related to stock-based employee compensation plans is included in Corporate Other.

Total revenue includes net interest income on a taxable-equivalent basis and noninterest income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income also reflects an allocation of net interest income generated by assets and liabilities used in the Corporation’s ALM activities.

The following table presents results of operations and selected average balance sheet categories for the three months ended March 31, 2003 and 2002 for each business segment. Certain prior period amounts have been reclassified among segments to conform to the current period presentation.

Business Segment Summary

For the three months ended March 31
	Total Corporation		Consumer and Commercial Banking (1)		Asset Management (1)
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income (2)	$5,361	$5,247	$3,732	$3,683	$178	$186
Noninterest income	3,685	3,440	2,301	1,967	400	412

Total revenue	9,046	8,687	6,033	5,650	578	598
Provision for credit losses	833	840	488	427	(4)	26
Gains on sales of securities	273	44	9	25	—	—
Amortization of intangibles	54	55	44	44	1	1
Other noninterest expense	4,663	4,439	2,972	2,732	365	358

Income before income taxes	3,769	3,397	2,538	2,472	216	213
Income tax expense	1,345	1,218	947	916	76	76

Net income	$2,424	$2,179	$1,591	$1,556	$140	$137

Shareholder value added	$1,140	$832	$1,099	$1,024	$66	$70
Net interest yield (taxable-equivalent basis)	3.52%	3.85%	4.70%	5.43%	3.08%	2.96%
Return on average equity	19.9	18.6	32.6	32.4	20.3	23.9
Efficiency ratio (taxable-equivalent basis)	52.1	51.7	50.0	49.1	63.3	59.9
Average:
Total loans and leases	$345,662	$327,801	$185,779	$181,415	$22,683	$24,794
Total assets	713,299	637,678	344,580	300,053	25,161	26,737
Total deposits	385,760	364,403	295,654	276,655	12,859	11,837
Common equity/Allocated equity	49,343	47,392	19,771	19,486	2,787	2,325

For the three months ended March 31

	Global Corporate and Investment Banking (1)		Equity Investments (1)		Corporate Other
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income (2)	$1,278	$1,164	$(37)	$(42)	$210	$256
Noninterest income	1,065	1,121	(70)	14	(11)	(74)

Total revenue	$2,343	$2,285	$(107)	$(28)	199	182
Provision for credit losses	272	264	1	—	76	123
Gains (losses) on sales of securities	(14)	(24)	—	—	278	43
Amortization of intangibles	7	8	1	1	1	1
Other noninterest expense	1,316	1,297	25	26	(15)	26

Income before income taxes	734	692	(134)	(55)	415	75
Income tax expense	253	235	(48)	(23)	117	14

Net income	$481	$457	$(86)	$(32)	$298	$61

Shareholder value added	$203	$123	$(141)	$(94)	$(87)	$(291)
Net interest yield (taxable-equivalent basis)	2.27%	2.43%	n/m	n/m	n/m	n/m
Return on average equity	18.6	16.0	(16.7)%	(6.2)%	n/m	n/m
Efficiency ratio (taxable-equivalent basis)	56.5	57.1	n/m	n/m	n/m	n/m
Average:
Total loans and leases	$56,521	$67,018	$434	$427	$80,245	$54,147
Total assets	273,458	231,790	6,115	6,253	63,985	72,845
Total deposits	67,315	63,212	—	—	9,932	12,699
Common equity/Allocated equity (3)	10,517	11,595	2,078	2,120	14,190	11,866

n/m	= not meaningful
(1)	There were no material intersegment revenues among the segments.
(2)	Net interest income is presented on a taxable-equivalent basis.
(3)	Equity in Corporate Other is primarily unallocated.

Reconciliations of the four business segments’ revenue and net income to consolidated totals follow:

	Three Months Ended March 31
(Dollars in millions)	2003	2002
Segments' revenue	$8,847	$8,505
Adjustments:
Revenue associated with unassigned capital	172	161
Asset and liability management activities (1)	163	(7)
Liquidating businesses	106	157
Taxable-equivalent basis adjustment	(152)	(94)
Other	(242)	(129)

Consolidated revenue	$8,894	$8,593

Segments' net income	$2,126	$2,118
Adjustments, net of taxes:
Gains on sales of securities	186	28
Earnings associated with unassigned capital	115	106
Asset and liability management activities (1)	112	(12)
Liquidating businesses	2	12
Other	(117)	(73)

Consolidated net income	$2,424	$2,179

(1) Includes whole mortgage loan sale gains.

The adjustments presented in the table above include consolidated income and expense amounts not specifically allocated to individual business segments.

Note 8—Special Purpose Financing Entities

Securitizations

The Corporation securitizes assets and may retain a portion or all of the securities, subordinated tranches, interest only strips and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Those assets may be serviced by the Corporation or by third parties to whom the servicing has been sold.

Variable Interest Entities

In January 2003, the FASB issued FIN 46 (the interpretation), which provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. As a result, the Corporation expects that it will have to consolidate its multi-seller asset-backed conduits beginning in the third quarter of 2003, as required by the interpretation. As of March 31, 2003, the assets of these entities were approximately $24.5 billion. The actual amount that will be consolidated is dependent on actions taken by the Corporation and its customers prior to September 30, 2003. Management is assessing alternatives with regards to these entities including restructuring the entities and/or alternative sources of cost-efficient funding for the Corporation’s customers and expects that the amount of assets consolidated will be less than the $24.5 billion due to these actions and those of its customers. Revenues from administration, liquidity, letters of credit and other services provided to these entities were approximately $50 million and $36 million for the three months ended March 31, 2003 and 2002, respectively. The interpretation requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the interpretation first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the interpretation applies. Any difference between the net amount added to the Corporation’s Consolidated Balance Sheet and the amount of any previously recognized interest in the newly consolidated entity shall be recognized as the cumulative effect of an accounting change. Management is currently evaluating the impact of this interpretation on the financial statements. At March 31, 2003, the Corporation’s liquidity and letter of credit exposure associated with the multi-seller conduits administered by the Corporation was approximately $21.0 billion. Management does not believe any losses resulting from its administration of these conduits will be material.

Additionally, the Corporation has significant involvement with other VIEs that it will not likely consolidate because it is not considered the primary beneficiary. In all such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns, or both. These entities facilitate client transactions, and the Corporation functions as administrator for all of these and provides either liquidity and letters of credit or derivatives to the VIE. Total assets of these entities at March 31, 2003 were approximately $11.0 billion; revenues associated with administration, liquidity, letters of credit and other services were approximately $36 million for the three months ended March 31, 2003. At March 31, 2003, the Corporation’s loss exposure associated with these VIEs was approximately $5.1 billion. Management does not believe any losses resulting from its involvement with these entities will be material.

See Notes 1 and 8 of the consolidated financial statements of the Corporation’s 2002 Annual Report for a more detailed discussion of special purpose financing entities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” other similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers of the Corporation’s Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed in the Corporation’s 2002 Annual Report. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments and other similar financial instruments; political conditions including the threat of future terrorist activity and related actions by the United States Military abroad which may adversely affect the company’s businesses and economic conditions as a whole; litigation liabilities, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation and state regulators; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

The Corporation is headquartered in Charlotte, North Carolina, operates in 21 states and the District of Columbia and has offices located in 30 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Notes to the consolidated financial statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Performance overview for the three months ended March 31, 2003 compared to the same period in 2002:

Net income totaled $2.4 billion, or $1.59 per diluted common share, compared to $2.2 billion, or $1.38 per diluted common share. The return on average common shareholders’ equity was 19.92 percent compared to 18.64 percent.

In the first quarter of 2003, we saw an increase in net income for all three of our major businesses, and we continued to experience strong core business fundamentals in the areas of customer satisfaction and product/market performance that have created momentum for the remainder of 2003.

Customer satisfaction continued to increase for the quarter, resulting in better retention and increased opportunities to deepen relationships with our customers. Delighted or highly satisfied customers, those who rate us a 9 or 10 on a 10-point scale, increased six percent.

We increased net new consumer checking accounts by approximately 243,000 compared to a net increase of approximately 122,000 in the comparable period driven by improvement in our ability to retain existing accounts and the popularity of MyAccess Checking™.

Our active online banking customers reached 5.2 million, a 57 percent increase. Active bill pay customers increased more than 100 percent to two million. For the quarter, two million active bill pay users paid over $9.5 billion of bills.

First mortgage originations increased $14.7 billion to $32.6 billion, as low mortgage interest rates drove home purchase and refinance volumes, coupled with expanded market coverage from our deployment of LoanSolutions®, which was first rolled out in the second quarter of 2002. Total mortgages funded through LoanSolutions® totaled $9 billion for the quarter.

On March 5, 2003, we closed our previously announced agreement to acquire a 24.9 percent stake in Grupo Financiero Santander Serfin (GFSS), the subsidiary of Santander Central Hispano in Mexico, for $1.6 billion.

Despite a challenging market, we continued to gain market share in areas such as mortgage-backed securities and convertibles while maintaining a strong share in fixed income and syndicated loan products in Global Corporate and Investment Banking.

Financial highlights for the three months ended March 31, 2003 compared to the same period in 2002:

Net interest income on a taxable-equivalent basis increased $114 million. This increase was driven by the impact of higher trading-related contributions, consumer loan growth and higher levels of core deposit funding, partially offset by the negative impact of rates and discretionary portfolio repositioning in the declining rate environment and reductions in loan levels in the large corporate and commercial portfolios as well as exited consumer loan businesses. The net interest yield on a taxable-equivalent basis declined 33 basis points, primarily due to the negative impact of rates and discretionary portfolio positioning in the declining rate environment and higher trading-related assets, partially offset by higher levels of core deposit funding and credit card loans.

Noninterest income increased $245 million driven by increases in consumer-based fee income and gains recognized in our whole mortgage loan portfolio as we sold some whole mortgage loans to manage prepayment risk due to lower interest rates. Offsetting this increase were declines in trading account profits and equity investment gains primarily driven by the weakened economic environment. Affecting trading account profits was a net reduction in the value of our mortgage banking assets of $114 million as a result of faster prepayment speeds and lower interest rates. Other noninterest income included gains from whole mortgage loan sales of $242 million compared to $46 million. Other noninterest income also included equity in the earnings of our investment in GFSS of $14 million. Gains on sales of securities were $273 million, an increase of $229 million as we continued to reposition the discretionary portfolio to take advantage of interest rate fluctuations and reduce certain exposure to rising rates.

The provision for credit losses remained relatively flat. Net charge-offs were $833 million and represented 0.98 percent of average loans and leases, a decrease of six basis points. Increases in credit card and commercial—foreign were partially offset by a decrease in commercial—domestic net charge-offs.

Nonperforming assets decreased $229 million to $5.0 billion, or 1.46 percent of loans, leases and foreclosed properties at March 31, 2003 compared to December 31, 2002. This decline was driven by lower nonperforming assets in the large corporate portfolio due to nonperforming loan sales and repayments within Global Corporate and Investment Banking and improved credit quality in the commercial portfolio within Consumer and Commercial Banking.

Noninterest expense increased $223 million, primarily due to increases in data processing, marketing, employee benefits and occupancy expenses. Data processing expense reflects increases in online bill payers and card processing due to higher volumes. Marketing expense increased as we continued to expand our advertising campaign. Advertising efforts primarily focused on card and online banking and bill pay. Employee benefits expense increased as we began expensing stock options in the first quarter of 2003 and due to the impacts of a change in the expected long-term rate of return on plan assets to 8.5 percent for 2003 and a change in the discount rate from 7.25 percent in 2002 to 6.75 percent in 2003 for the Bank of America Pension Plan. Occupancy expense increased due to higher utility and property tax expenses.

Income tax expense was $1.2 billion resulting in an effective tax rate of 33.0 percent, compared to $1.1 billion and an effective tax rate of 34.0 percent.

Table 1

Selected Financial Data

	Three Months Ended March 31
(Dollars in millions, except per share information)	2003	2002
Income statement
Net interest income	$5,209	$5,153
Noninterest income	3,685	3,440
Total revenue	8,894	8,593
Provision for credit losses	833	840
Gains on sales of securities	273	44
Noninterest expense	4,717	4,494
Income before income taxes	3,617	3,303
Income tax expense	1,193	1,124
Net income	2,424	2,179
Average common shares issued and outstanding (in thousands)	1,499,405	1,543,471
Average diluted common shares issued and outstanding (in thousands)	1,526,288	1,581,848

Performance ratios
Return on average assets	1.38%	1.39%
Return on average common shareholders’ equity	19.92	18.64
Total equity to total assets (period end)	7.36	7.77
Total average equity to total average assets	6.93	7.44
Dividend payout ratio	39.64	42.48

Per common share data
Earnings	$1.62	$1.41
Diluted earnings	1.59	1.38
Cash dividends declared	0.64	0.60
Book value	33.38	31.15

Average balance sheet
Total loans and leases	$345,662	$327,801
Total assets	713,299	637,678
Total deposits	385,760	364,403
Long-term debt	61,368	61,713
Trust preferred securities	6,031	5,981
Common shareholders’ equity	49,343	47,392
Total shareholders’ equity	49,400	47,456

Risk-based capital ratios (period end)
Tier 1 capital	8.20%	8.48%
Total capital	12.29	12.93
Leverage ratio	6.25	6.72

Market price per share of common stock
Closing	$66.84	$68.02
High	72.50	69.61
Low	64.26	57.51

Supplemental Financial Data

In managing our business, we use certain performance measures and ratios, including shareholder value added (SVA), taxable-equivalent net interest income and core net interest income that are not defined in GAAP (generally accepted accounting principles). We also calculate certain measures, such as the net interest yield and the efficiency ratio, on a taxable-equivalent basis. Other companies may define or calculate supplemental financial data differently. See Tables 2 and 3 for supplemental financial data for the three months ended March 31, 2003 and 2002.

SVA is a key measure of performance used in managing our growth strategy orientation and strengthening our focus on generating long-term growth and shareholder value. SVA is used in measuring performance of our different business units and is an integral component for allocating resources. Each business segment has a goal for growth in SVA reflecting the individual segment’s business and customer strategy. Investment resources and initiatives are aligned with these SVA growth goals during the planning and forecasting process. Investment, relationship and profitability models all have SVA as a key measure to support the implementation of SVA growth goals. SVA is defined as cash basis earnings less a charge for the use of capital. Cash basis earnings is net income adjusted to exclude amortization of intangibles. The charge for the use of capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Equity is allocated to the business segments using a risk-adjusted methodology for each segment’s credit, market, country and operational risk. SVA increased 37 percent to $1.1 billion for the three months ended March 31, 2003 from the comparable 2002 period, due to both the $244 million increase in cash basis earnings and the decrease in capital charge, which was driven by the reduction in management’s estimate of the rate used to calculate the charge for the use of capital from 12% to 11% in the first quarter of 2003. See Table 2 for the calculation of SVA and for additional discussion, see Business Segment Operations beginning on page 24.

We review net interest income on a taxable-equivalent basis, which is a performance measure used by management in operating the business, that we believe provides investors with a more accurate picture of the interest margin for comparative purposes. In this presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. For purposes of this calculation, we use the federal statutory tax rate. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a taxable-equivalent basis is also used in the calculation of the efficiency ratio and the net interest yield. The efficiency ratio, which is calculated by dividing noninterest expense by total revenue, measures how much it costs to produce one dollar of revenue. Net interest income on a taxable-equivalent basis is also used in our business segment reporting.

Table 2

Supplemental Financial Data

	Three Months Ended March 31
(Dollars in millions)	2003	2002
Taxable-equivalent basis data
Net interest income	$5,361	$5,247
Total revenue	9,046	8,687
Net interest yield	3.52%	3.85%
Efficiency ratio	52.14	51.74

Shareholder value added
Net income	$2,424	$2,179
Amortization expense	54	55
Capital charge	(1,338)	(1,402)

Shareholder value added	$1,140	$832

Additionally, we review “core net interest income,” which adjusts reported net interest income on a taxable-equivalent basis for the impact of Global Corporate and Investment Banking’s trading-related activities and loans that we originated and sold into revolving credit card and commercial securitizations. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as we take on the role of servicer and record servicing income and gains or losses on securitizations, where appropriate. For purposes of internal analysis, we combine trading-related net interest income with trading account profits, as discussed in the Global Corporate and Investment Banking business segment discussion beginning on page 27, as trading strategies are evaluated based on total revenue.

Table 3 below provides a reconciliation of net interest income on a taxable-equivalent basis presented in Table 4 to core net interest income for the three months ended March 31, 2003 and 2002:

Table 3

Core Net Interest Income

	Three Months Ended March 31
(Dollars in millions)	2003	2002
Net interest income
As reported on a taxable-equivalent basis	$5,361	$5,247
Trading-related net interest income	(608)	(433)
Impact of revolving securitizations	98	157

Core net interest income	$4,851	$4,971

Average earning assets
As reported	$613,092	$549,111
Trading-related earning assets	(158,419)	(113,080)
Impact of revolving securitizations	4,477	8,452

Core average earning assets	$459,150	$444,483

Net interest yield on earning assets
As reported	3.52%	3.85%
Impact of trading-related activities	0.69	0.61
Impact of revolving securitizations	0.04	0.06

Core net interest yield on earning assets	4.25%	4.52%

Core net interest income decreased $120 million driven by the negative impact of rates and discretionary portfolio repositioning in the declining rate environment and reduced loan levels in large corporate, commercial and exited consumer loan businesses, partially offset by the impact of consumer loan growth and higher levels of core deposit funding.

Core average earning assets increased $14.7 billion primarily due to higher levels of residential mortgage and credit card loans and loans held for sale, partially offset by reductions in securities and loan levels in the large corporate, commercial and exited consumer loan businesses.

The core net interest yield decreased 27 basis points mainly due to the negative impact of rates and discretionary portfolio repositioning in the declining rate environment, partially offset by the impact of higher levels of core deposit funding and credit card loans.

Complex Accounting Estimates and Principles

Our significant accounting principles are described in Note 1 of the consolidated financial statements and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Some of these accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to individual transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements. For a complete discussion of the more judgmental and complex accounting estimates and principles of the Corporation, see Complex Accounting Estimates and Principles on pages 29 through 30 of the Corporation’s 2002 Annual Report.

See Note 1 for Recently Issued Accounting Pronouncements.

 Business Segment Operations

We provide our clients both traditional banking and nonbanking financial products and services through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain subsegments are managed through a single business segment.

Descriptions of each business segment and subsegment can be found in the Corporation’s 2002 Annual Report on pages 32 through 36.

See Note 7 of the consolidated financial statements for additional business segment information, selected financial information for the business segments, reconciliations to consolidated amounts and information on Corporate Other. Certain prior period amounts have been reclassified among segments and their components to conform to the current period presentation.

Consumer and Commercial Banking

Total revenue increased $383 million, or seven percent, for the three months ended March 31, 2003. Net income increased $35 million, or two percent. SVA increased seven percent driven by the increase in net income and the decrease in the capital charge due to the reduction in the rate used to calculate the charge for the use of capital.

Our Consumer and Commercial Banking strategy is to attract, retain and deepen customer relationships. A critical component of that strategy includes continuously improving customer satisfaction. We believe that this focus will help us to achieve our goal of being recognized as the best retail bank in America. Customers reporting that they were delighted with their service increased six percent for the three months ended March 31, 2003. We added 243,000 net new checking accounts for the three months ended March 31, 2003 compared to 122,000 for the comparable 2002 period driven by ongoing improvement in our ability to retain existing accounts and the popularity of MyAccess Checking™. Access to our services through online banking, which saw a 57 percent increase in active online subscribers, our network of domestic banking centers, card products, ATMs, telephone and internet channels, and our product innovations such as an expedited mortgage application process through LoanSolutions® were factors contributing to revenue growth and success with our customers.

Net interest income increased $49 million, primarily due to a favorable shift in loan mix and overall loan and deposit growth. These increases were partially offset by the compression of deposit interest margins and the results of asset and liability management (ALM) activities.

Net interest income was positively impacted by the $4.4 billion, or two percent, increase in average loans and leases for the three months ended March 31, 2003 compared to the same period in 2002 as an increase in consumer loans was partially offset by a decline in commercial loans. Average on-balance sheet credit card outstandings increased 27 percent, primarily due to new account growth and an increase in new advances on previously securitized balances that are recorded on our balance sheet after the revolving period of the securitization. Average managed credit card outstandings, which include securitized credit card loans, increased 10 percent. Average residential mortgage loans increased four percent, primarily driven by the refinancing environment due to lower interest rates. A five percent increase in average home equity lines and a four percent increase in average direct/indirect loans also contributed to consumer loan growth. The decline in average commercial loans of five percent was driven by paydowns, liquidations, lower hold levels, reduced utilization of existing facilities and soft loan demand. Compared to December 31, 2002, average commercial loans increased four percent as we began to see signs of growth in the middle market business at the end of last year continuing into the first quarter of 2003.

Deposit growth also positively impacted net interest income. Higher consumer deposit balances due to significant growth in net new checking accounts, increased money market accounts due to an emphasis on total relationship balances and customer preference for stable investments in these uncertain economic times drove the $19.0 billion, or seven percent, increase in average deposits for the three months ended March 31, 2003.

Significant Noninterest Income Components
	Three Months Ended March 31
(Dollars in millions)	2003	2002
Service charges	$1,053	$957
Mortgage banking income	405	195
Card income	681	577
Trading account profits	(121)	(8)

Increases in service charges, mortgage banking income and card income drove the $334 million, or 17 percent, increase in noninterest income. These increases were partially offset by a decrease in trading account profits.

Both corporate and consumer service charges drove the $96 million, or 10 percent, increase in service charges. Corporate service charges increased $10 million, or four percent, as customers opted to pay service charges rather than maintain additional deposit balances in the lower rate environment. Increased levels of deposit fees from new account growth and favorable repricing drove the $86 million, or 13 percent, increase in consumer service charges.

An increase in net first mortgage loan origination income driven by higher mortgage sales was the main contributor to the $210 million increase in mortgage banking income. An increase in total volume of originated first mortgage loans of $14.7 billion to $32.6 billion for the three months ended March 31, 2003 is primarily attributed to the current elevated refinancing levels and the successful deployment of LoanSolutions®. First mortgage loan origination volume was composed of approximately $21.8 billion of retail loans and $10.8 billion of wholesale loans for the three months ended March 31, 2003, compared to $13.0 billion of retail loans and $4.9 billion of wholesale loans for the three months ended March 31, 2002. An increase in mortgage prepayments resulting from the significant decrease in mortgage interest rates drove the $34.0 billion decline in the average portfolio of first mortgage loans serviced to $259.0 billion for the three months ended March 31, 2003.

Increases in both debit and credit card income drove the 18 percent increase in card income. The increase in debit card income of $43 million, or 26 percent, was driven by increases in purchase volumes. Higher interchange fees related to increased credit card purchase volumes as well as higher late and overlimit fees contributed to the $61 million, or 15 percent, increase in credit card income. Card income included activity from the securitized portfolio of $41 million and $46 million for the three months ended March 31, 2003 and 2002, respectively. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as we take on the role of servicer and record servicing income and gains or losses on securitizations, where appropriate. New advances under these previously securitized balances will be recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet and increasing net interest income and charge-offs, with a corresponding reduction in noninterest income.

Trading account profits represents the net mark-to-market adjustments on mortgage banking assets and the related derivative instruments. Impacting trading account profits for the three months ended March 31, 2003 was a net reduction in the value of our mortgage banking assets of $114 million, primarily due to the impact of faster prepayment speeds. This reduction drove the overall decline in trading account profits. Mortgage banking assets decreased to $2.0 billion at March 31, 2003 compared to $2.1 billion at December 31, 2002 due to higher prepayments in the lower interest rate environment, partially offset by the strong volume of new originations.

Higher provision in the credit card loan portfolio, partially offset by a decline in commercial banking provision resulted in a $61 million, or 14 percent, increase in the provision for credit losses. The increase in credit card provision was primarily attributable to portfolio seasoning of outstandings from new account growth in prior years, new advances on previously securitized balances, higher bankruptcies and a weaker economic environment. Seasoning refers to the length of time passed since an account was opened. The reduction in the commercial banking provision was driven by the reduction in average commercial loans and leases and improved credit quality during the first quarter of 2003.

Noninterest expense increased $240 million, or nine percent, primarily due to increases in personnel expense, marketing and promotional fees and data processing expense. Increases in employee benefits expense and incentive compensation due to higher mortgage production drove the increase in personnel expense. The increase in marketing and promotional fees was primarily due to increased advertising and marketing investments in online banking and bill pay and card products. The increase in data processing expense was primarily attributable to increases in online bill payers and card processing due to higher volumes.

Asset Management

Despite the drop in market indices by more than 20 percent from a year ago, total revenue declined only $20 million, or three percent, for the three months ended March 31, 2003. Net income increased two percent. SVA declined six percent as an increase in capital levels was partially offset by the increase in net income and the decrease in the capital charge. The increase in capital levels was driven by additional goodwill recorded in 2002 representing final contingent consideration in connection with the acquisition of the remaining 50 percent of Marsico Capital Management, LLC. During 2003, Asset Management will continue to grow its distribution capabilities to better serve the financial needs of its clients across the franchise, with a goal of increasing the number of financial advisors by approximately 20 percent.

Client Assets
	March 31
(Dollars in billions)	2003	2002
Assets under management	$297.0	$314.9
Client brokerage assets	90.8	96.6
Assets in custody	45.1	46.0

Total client assets	$432.9	$457.5

Assets under management, which consist largely of mutual funds, equities and bonds, generate fees based on a percentage of their market value. Compared to a year ago, assets under management decreased $17.9 billion, or six percent, as the decline in equity funds due to the weakened economic environment was partially offset by an increase in fixed income funds. Client brokerage assets, a source of commission revenue, decreased $5.8 billion, or six percent, reflecting the current market environment. Client brokerage assets consist largely of investments in bonds, mutual funds, annuities and equities. Assets in custody represent trust assets managed for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Net interest income decreased $8 million, or four percent, primarily driven by the results of ALM activities and lower loan balances, partially offset by growth in deposits. Average loans and leases declined $2.1 billion, or nine percent, for the three months ended March 31, 2003. Average deposits increased $1.0 billion, or nine percent, for the three months ended March 31, 2003.

Significant Noninterest Income Components
	Three Months Ended March 31
(Dollars in millions)	2003	2002
Asset management fees(1)	$277	$271
Brokerage income	96	111

Total investment and brokerage services	$373	$382

(1)	Includes personal and institutional asset management fees, mutual fund fees and fees earned on assets in custody.

Noninterest income decreased $12 million, or three percent. This decline was primarily due to a decrease in investment and brokerage services activities, which reflected the current market environment. Declines in personal asset management fees and brokerage income more than offset an increase in mutual fund fees.

Provision for credit losses decreased $30 million, primarily driven by higher recoveries in the first quarter of 2003.

Noninterest expense increased $7 million, or two percent, as increased expense related to the addition of financial advisors over the past four quarters was partially offset by lower revenue-related incentive compensation.

Global Corporate and Investment Banking

Total revenue increased $58 million, or three percent, primarily driven by an increase in trading-related revenue and investment banking income for the three months ended March 31, 2003. Net income increased $24 million, or five percent. The increase in net income, lower economic capital primarily due to reductions in loan levels and the decrease in the capital charge drove the 65 percent increase in SVA.

Net interest income increased by $114 million, or 10 percent, as the result of higher net interest income from trading-related activities, partially offset by lower commercial loan levels and the results of ALM activities. Average loans and leases declined $10.5 billion, or 16 percent, for the three months ended March 31, 2003.

Noninterest income decreased $56 million, or five percent, as a decline in trading account profits was partially offset by an increase in investment banking income. Both service charges and investment and brokerage services remained flat. The decline in trading account profits was primarily due to the level and mix of mortgage-backed traded assets and related off-balance sheet hedge instruments, which was offset by increased levels of related net interest income.

Trading-related net interest income as well as trading account profits in noninterest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of our trading activities.

Trading-related Revenue in Global Corporate and Investment Banking
	Three Months Ended March 31
(Dollars in millions)	2003	2002
Net interest income(1)	$608	$433
Trading account profits	303	359

Total trading-related revenue	$911	$792

Revenue by product
Foreign exchange	$135	$129
Interest rate(1)	230	264
Credit(2)	379	249
Equities	115	125
Commodities	52	25

Total trading-related revenue	$911	$792

(1) Presented on a taxable-equivalent basis. (2) Credit includes credit fixed income and credit derivatives used for trading and credit risk management.

Trading-related revenue increased $119 million, as the $175 million increase in net interest income was partially offset by a $56 million decrease in trading account profits. The overall increase was primarily due to an increase in revenue from credit products of $130 million, which was attributable to the narrowing of credit spreads and strong customer activity, particularly in high grade and high yield bonds, partially offset by losses on credit default swaps used in credit risk management. Also contributing to the overall increase was a $27 million increase in revenue from commodities trading as a result of increased customer sales and trading opportunities relating to geopolitical events during the quarter. Partially offsetting these increases was a decline in interest rate products of $34 million resulting from lower profits on strategic positions.

Investment Banking Income in Global Corporate and Investment Banking
	Three Months Ended March 31
(Dollars in millions)	2003	2002
Securities underwriting	$200	$194
Syndications	102	68
Advisory services	59	58
Other	12	8

Total	$373	$328

Investment banking income increased $45 million, or 14 percent, compared to the prior year. We continued to gain market share with our most significant market share gains in mortgage-backed securities and convertible bond offerings. The market for securities underwriting declined for high grade and equity offerings; however, our continued strong market share in fixed income and equity offerings resulted in a three percent increase in securities underwriting fees. We also continued to maintain strong market share in syndicated loan products, which drove an increase in syndication fees of $34 million. Advisory services income remained flat.

The adverse economic environment in 2002 continued through the first quarter of 2003, which drove the $8 million, or three percent, increase in provision for credit losses. In addition to credit losses reflected in provision expense, included in other income for the three months ended March 31, 2003 were losses from writedowns of approximately $31 million related to partnership interests in leveraged leases to the airline industry.

Noninterest expense increased slightly, primarily due to higher expenses of approximately $40 million associated with our repositioning in South America, partially offset by lower market-based incentive compensation.

It is anticipated that the remainder of 2003 will be challenging for the investment banking industry. We will continue to monitor market developments and take actions necessary to adjust resources accordingly to maintain our focus on revenue, net income and SVA.

Equity Investments

For the three months ended March 31, 2003, both revenue and net income decreased substantially, primarily due to reduced cash gains and negative fair value adjustments. The equity investment portfolio in Principal Investing remained relatively flat at $5.8 billion at March 31, 2003 compared to December 31, 2002.

Net interest income consists primarily of the internal funding cost associated with the carrying value of investments.

Equity Investment Gains (Losses) in Principal Investing
	Three Months Ended March 31
(Dollars in millions)	2003	2002
Cash gains	$45	$150
Impairments	(77)	(140)
Fair value adjustments	(41)	8

Total	$(73)	$18

Noninterest income primarily consists of equity investment gains (losses). Weakness in equity markets for the three months ended March 31, 2003 was the primary driver for the decline in equity investment gains (losses). Impairments and fair value adjustments recorded for the three months ended March 31, 2003 and 2002 were driven by continuing depressed levels of economic activity across many sectors both domestically and internationally.

Risk Management

Our corporate governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate and risk planning. We derive our revenue from assuming and managing customer risk for profit. Through a robust governance structure, risk and return is evaluated to produce sustainable revenue, to reduce earnings volatility and increase shareholder value. Our business exposes us to four major risks: liquidity, credit, market and operational. For additional detail on risk management activities, see pages 36 through 37 of the Corporation’s 2002 Annual Report.

Table 4

Quarterly Average Balances and Interest Rates—Taxable-Equivalent Basis

	First Quarter 2003			Fourth Quarter 2002
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$6,987	$43	2.49%	$8,853	$56	2.49%
Federal funds sold and securities purchased under agreements to resell	57,873	194	1.35	49,169	208	1.68
Trading account assets	99,085	1,053	4.27	84,181	994	4.71
Securities	67,784	793	4.69	83,751	1,078	5.15
Loans and leases (1):
Commercial—domestic	103,663	1,836	7.18	105,333	1,777	6.70
Commercial—foreign	18,876	156	3.35	20,538	180	3.48
Commercial real estate—domestic	19,955	215	4.37	20,359	245	4.77
Commercial real estate—foreign	301	3	3.88	426	4	3.93

Total commercial	142,795	2,210	6.27	146,656	2,206	5.97

Residential mortgage	113,695	1,582	5.59	108,019	1,699	6.28
Home equity lines	23,054	267	4.70	23,347	300	5.10
Direct/Indirect consumer	31,393	503	6.49	30,643	523	6.76
Consumer finance	8,012	154	7.76	8,943	174	7.75
Credit card	24,684	644	10.57	23,535	613	10.33
Foreign consumer	2,029	17	3.45	1,956	17	3.48

Total consumer	202,867	3,167	6.30	196,443	3,326	6.74

Total loans and leases	345,662	5,377	6.29	343,099	5,532	6.41

Other earning assets	35,701	417	4.71	32,828	417	5.07

Total earning assets (2)	613,092	7,877	5.18	601,881	8,285	5.48

Cash and cash equivalents	21,699			21,242
Other assets, less allowance for credit losses	78,508			72,345

Total assets	$713,299			$695,468

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$22,916	$34	0.59%	$22,142	$35	0.63%
NOW and money market deposit accounts	142,338	291	0.83	137,229	325	0.94
Consumer CDs and IRAs	66,937	695	4.21	66,266	728	4.36
Negotiable CDs, public funds and other time deposits	3,598	16	1.78	3,400	17	1.97

Total domestic interest-bearing deposits	235,789	1,036	1.78	229,037	1,105	1.91

Foreign interest-bearing deposits (3):
Banks located in foreign countries	14,218	80	2.27	15,286	104	2.70
Governments and official institutions	1,785	6	1.31	1,737	7	1.68
Time, savings and other	18,071	61	1.38	17,929	76	1.68

Total foreign interest-bearing deposits	34,074	147	1.75	34,952	187	2.12

Total interest-bearing deposits	269,863	1,183	1.78	263,989	1,292	1.94

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	123,041	453	1.49	123,434	558	1.79
Trading account liabilities	34,858	308	3.58	30,445	289	3.77
Long-term debt and trust preferred securities	67,399	572	3.40	65,702	609	3.71

Total interest-bearing liabilities (2)	495,161	2,516	2.05	483,570	2,748	2.26

Noninterest-bearing sources:
Noninterest-bearing deposits	115,897			117,392
Other liabilities	52,841			46,432
Shareholders’ equity	49,400			48,074

Total liabilities and shareholders’ equity	$713,299			$695,468

Net interest spread			3.13			3.22
Impact of noninterest-bearing sources			0.39			0.44

Net interest income/yield on earning assets		$5,361	3.52%		$5,537	3.66%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $563 in the first quarter of 2003 and $517, $397, $509 and $560 in the fourth, third, second and first quarters of 2002, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which (increased) decreased interest expense on the underlying liabilities $(46) in the first quarter of 2003 and $(62), $(69), $(65) and $55 in the fourth, third, second and first quarters of 2002, respectively. These amounts were substantially offset by corresponding decreases or increases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management.”
(3)	Primarily consists of time deposits in denominations of $100,000 or more.

	Third Quarter 2002			Second Quarter 2002			First Quarter 2002
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,396	$63	2.41%	$10,673	$63	2.37%	$10,242	$61	2.43%
Federal funds sold and securities purchased under agreements to resell	40,294	178	1.76	48,426	270	2.23	44,682	215	1.94
Trading account assets	85,129	1,017	4.76	78,113	961	4.93	70,613	888	5.06
Securities	76,484	1,120	5.85	67,291	939	5.59	73,542	963	5.24
Loans and leases (1):
Commercial—domestic	106,039	1,728	6.47	111,522	1,887	6.78	116,160	1,978	6.90
Commercial—foreign	21,256	206	3.85	21,454	212	3.97	21,917	226	4.17
Commercial real estate—domestic	20,576	265	5.10	21,486	258	4.83	22,251	275	5.01
Commercial real estate—foreign	425	4	3.92	393	5	5.14	389	4	4.00

Total commercial	148,296	2,203	5.90	154,855	2,362	6.12	160,717	2,483	6.26

Residential mortgage	104,590	1,733	6.61	94,726	1,602	6.77	81,104	1,389	6.88
Home equity lines	23,275	314	5.35	22,579	305	5.41	22,010	294	5.42
Direct/Indirect consumer	30,029	530	7.01	30,021	542	7.25	30,360	550	7.34
Consumer finance	10,043	201	7.97	11,053	226	8.20	12,134	255	8.46
Credit card	22,263	583	10.38	20,402	510	10.01	19,383	490	10.26
Foreign consumer	1,988	19	3.83	2,048	19	3.71	2,093	19	3.71

Total consumer	192,188	3,380	7.00	180,829	3,204	7.10	167,084	2,997	7.24

Total loans and leases	340,484	5,583	6.52	335,684	5,566	6.65	327,801	5,480	6.76

Other earning assets	27,461	387	5.61	22,005	353	6.42	22,231	358	6.52

Total earning assets (2)	580,248	8,348	5.73	562,192	8,152	5.81	549,111	7,965	5.86

Cash and cash equivalents	20,202			21,200			22,037
Other assets, less allowance for credit losses	68,699			63,207			66,530

Total assets	$669,149			$646,599			$637,678

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$22,047	$36	0.64%	$21,841	$34	0.64%	$20,716	$33	0.64%
NOW and money market deposit accounts	132,939	362	1.08	129,856	346	1.07	127,218	335	1.07
Consumer CDs and IRAs	67,179	746	4.40	68,015	764	4.51	69,359	730	4.27
Negotiable CDs, public funds and other time deposits	4,254	51	4.73	4,635	30	2.43	4,671	32	2.82

Total domestic interest-bearing deposits	226,419	1,195	2.09	224,347	1,174	2.10	221,964	1,130	2.06

Foreign interest-bearing deposits (3):
Banks located in foreign countries	17,044	123	2.85	14,048	108	3.10	15,464	107	2.79
Governments and official institutions	2,188	10	1.85	2,449	12	1.89	2,904	14	1.96
Time, savings and other	18,686	86	1.83	18,860	90	1.91	19,620	93	1.93

Total foreign interest-bearing deposits	37,918	219	2.29	35,357	210	2.38	37,988	214	2.29

Total interest-bearing deposits	264,337	1,414	2.12	259,704	1,384	2.14	259,952	1,344	2.10

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	108,281	526	1.93	97,579	529	2.17	86,870	477	2.23
Trading account liabilities	33,038	342	4.11	31,841	344	4.34	31,066	285	3.72
Long-term debt and trust preferred securities	64,880	601	3.71	65,940	633	3.84	67,694	612	3.62

Total interest-bearing liabilities (2)	470,536	2,883	2.44	455,064	2,890	2.55	445,582	2,718	2.47

Noninterest-bearing sources:
Noninterest-bearing deposits	109,596			106,282			104,451
Other liabilities	42,365			36,979			40,189
Shareholders’ equity	46,652			48,274			47,456

Total liabilities and shareholders’ equity	$669,149			$646,599			$637,678

Net interest spread			3.29			3.26			3.39
Impact of noninterest-bearing sources			0.46			0.49			0.46

Net interest income/yield on earning assets		$5,465	3.75%		$5,262	3.75%		$5,247	3.85%

Liquidity Risk Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations through generally unconstrained access to funding at reasonable market rates. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to business shocks or unanticipated events. More detailed information on the Corporation’s liquidity risk is included in the Corporation’s 2002 Annual Report on pages 37 through 41.

One ratio used to monitor liquidity trends is the “loan to domestic deposit” (LTD) ratio. The LTD ratio was 94 and 97 percent at March 31, 2003 and December 31, 2002, respectively. The following provides information regarding our deposit and funding activities and needs, followed by a discussion of our customer lending activity and needs.

We originate loans both for retention on the balance sheet and for distribution. As part of our originate-to-distribute strategy, commercial loan originations are distributed through syndication structures, and residential mortgages originated by the mortgage group are frequently distributed in the secondary market. In addition, in connection with our balance sheet management activities, from time to time we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of new market conditions.

Deposits and Other Funding Sources

Deposits are a key source of funding. Table 4 provides information on the average amounts of deposits and the rates paid by deposit category. Average deposits increased $21.4 billion to $385.8 billion for the three months ended March 31, 2003 compared to the same period in 2002 due to a $13.8 billion increase in average domestic interest-bearing deposits and an $11.5 billion increase in average noninterest-bearing deposits, partially offset by a $3.9 billion decrease in average foreign interest-bearing deposits. We typically categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $26.3 billion to $348.1 billion for the three months ended March 31, 2003. The increase was due to significant growth in net new checking accounts, increased money market accounts due to an emphasis on total relationship balances and customer preference for stable investments in these uncertain economic times, partially offset by a decline in consumer CDs and IRAs which was primarily driven by a change in product mix to money market and other deposit accounts. Market-based deposit funding decreased $5.0 billion to $37.7 billion for the three months ended March 31, 2003, as we were able to utilize more core deposits to fund loans and other assets. Deposits on average represented 54 percent and 57 percent of total sources of funds for the three months ended March 31, 2003 and 2002, respectively.

Additional sources of funds include short-term borrowings, long-term debt and shareholders’ equity. Average short-term borrowings, a relatively low-cost source of funds, were up $36.2 billion to $123.0 billion primarily due to increases in repurchase agreements, which were used to fund asset growth. For the three months ended March 31, 2003, issuances and repayments of long-term debt were $4.6 billion and $3.1 billion, respectively.

Subsequent to March 31, 2003 and through May 7, 2003, we issued $362 million of long-term senior and subordinated debt, with maturities ranging from 2008 to 2043.

Subsequent to March 31, 2003 and through May 7, 2003, BAC Capital Trust IV, a wholly-owned grantor trust, issued $350 million of trust preferred securities. The annual dividend rate is 5.88 percent and is paid quarterly on February 1, May 1, August 1 and November 1 of each year, commencing August 1, 2003. Also, we gave notice of the upcoming redemption of the 7.00 percent trust preferred securities issued by BankAmerica Capital IV effective May 30, 2003 with a redemption price of $25 per security plus accrued and unpaid distributions up to but excluding the redemption date of May 30, 2003.

Obligations and Commitments

The Corporation has contractual obligations to make future payments on debt and lease agreements. These types of obligations are more fully discussed in Note 5 of the consolidated financial statements and Notes 11 and 12 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

Many of our lending relationships contain both funded and unfunded elements. The funded portion is represented by the average balance sheet levels. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. Loan commitments were flat at March 31, 2003 compared to December 31, 2002 as an increase in consumer commitments of $2.4 billion was offset by a $2.3 billion decrease in commercial commitments.

These commitments, as well as guarantees, are more fully discussed in Note 5 of the consolidated financial statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date.

          Table 5

          Credit Extension Commitments

March 31, 2003

(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments(1)	$99,690	$113,078	$212,768
Standby letters of credit and financial guarantees	18,925	10,974	29,899
Commercial letters of credit	2,632	321	2,953

Legally binding commitments	121,247	124,373	245,620
Credit card lines	75,874	—	75,874

Total	$197,121	$124,373	$321,494

(1)  Equity commitments of $2.1 billion and $2.2 billion primarily related to obligations to fund existing venture capital equity investments were included in loan commitments at March 31, 2003 and December 31, 2002, respectively.

Off-Balance Sheet Financing Entities

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the assets sold. The purpose and use of these types of entities are more fully discussed in the Corporation’s 2002 Annual Report beginning on page 39.

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At March 31, 2003 and December 31, 2002, we had off-balance sheet liquidity commitments and SBLCs to these financing entities of $33.8 billion and $34.2 billion, respectively. Substantially all of these liquidity commitments and SBLCs mature within one year. Net revenues earned from fees associated with these financing entities were approximately $88 million and $72 million for the three months ended March 31, 2003 and 2002, respectively.

In January 2003, the Financial Accounting Standards Board issued an interpretation that addresses off-balance sheet financing entities. As a result, we expect that we will have to consolidate our multi-seller asset-backed conduits beginning in the third quarter of 2003, as required by the interpretation. As of March 31, 2003, the assets of these entities were approximately $24.5 billion. The actual amount that will be consolidated is dependent on actions that we and our customers take prior to September 30, 2003. Management is assessing alternatives with regards to these entities including restructuring the entities and/or alternative sources of cost-efficient funding for our customers and expects that the amount of assets consolidated will be less than the $24.5 billion due to these actions and those of its customers. Revenues from administration, liquidity, letters of credit and other services provided to these entities were approximately $50 million and $36 million for the three months ended March 31, 2003 and 2002, respectively. The interpretation requires that for entities to be consolidated that those assets be initially recorded at their carrying amounts at the date the requirements of the interpretation first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value the first date the interpretation applies.

Any difference between the net amount added to our Consolidated Balance Sheet and the amount of any previously recognized interest in the newly consolidated entity shall be recognized as the cumulative effect of an accounting change. Had we adopted the rule in 2002, there would have been no material impact to net income. See Note 1 of the consolidated financial statements in the Corporation’s 2002 Annual Report for a discussion regarding management’s estimated impact of the interpretation in 2003.

In addition, to control our capital position, diversify funding sources and provide customers with commercial paper investments, from time to time we will sell assets to off-balance sheet commercial paper entities. The commercial paper entities are special purpose entities that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. Assets sold to the entities consist primarily of high-grade corporate or municipal bonds, collateralized debt obligations and asset-backed securities. The purpose and use of these types of entities are more fully discussed in the Corporation’s 2002 Annual Report beginning on page 39.

We also receive fees for the services we provide to the entities, and we manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. Derivative activity related to these entities is included in Note 3 of the consolidated financial statements. At both March 31, 2003 and December 31, 2002, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to the financing entities of $4.5 billion. Substantially all of these liquidity commitments, SBLCs and other financial guarantees mature within one year. Net revenues earned from fees associated with these entities were $1 million and $19 million for the three months ended March 31, 2003 and 2002, respectively.

Because we provide liquidity and credit support to these financing entities, our credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Disruption in the commercial paper markets may result in our having to fund under these commitments and SBLCs discussed above. We manage these risks, along with all other credit and liquidity risks, within our policies and practices. See Note 1 of the Corporation’s 2002 Annual Report and Note 8 of the consolidated financial statements for additional discussion of off-balance sheet financing entities.

Capital Management

Shareholders’ equity was $50.1 billion at March 31, 2003 compared to $50.3 billion at December 31, 2002, a decrease of $267 million. The decrease was driven by share repurchases, net unrealized losses on derivatives and dividends declared, partially offset by net income and shares issued under employee plans. At March 31, 2003, the impact to earnings per share of share repurchases was $0.01, which was offset by a decline of $0.01 due to issuances under employee plans. We anticipate that future share repurchases will at least equal shares issued under our various stock option plans. For additional discussion on share repurchases see Note 6 of the consolidated financial statements.

As part of the SVA calculation, equity is allocated to business units based on an assessment of risk. The allocated amount of capital varies according to the characteristics of the individual product offerings within the business units. Capital is allocated separately based on the following types of risk: credit, market, country and operational. For additional information on economic capital see Capital Management on page 41 of the Corporation’s 2002 Annual Report.

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 6 are the regulatory risk-based capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A. and Bank of America, N.A. (USA) at March 31, 2003 and December 31, 2002. At March 31, 2003 and December 31, 2002, the Corporation was classified as well-capitalized for regulatory purposes, the highest classification.

Table 6

Regulatory Capital

	March 31, 2003			December 31, 2002
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Tier 1 Capital
Bank of America Corporation	8.20%	$43,818	$21,375	8.22%	$43,012	$20,930
Bank of America, N.A.	8.41	39,387	18,741	8.61	40,072	18,622
Bank of America, N.A. (USA)	9.10	2,394	1,052	8.95	2,346	1,049
Total Capital
Bank of America Corporation	12.29	65,688	42,750	12.43	65,064	41,860
Bank of America, N.A.	11.18	52,382	37,482	11.40	53,091	37,244
Bank of America, N.A. (USA)	12.11	3,186	2,105	11.97	3,137	2,098
Leverage
Bank of America Corporation	6.25	43,818	28,049	6.29	43,012	27,335
Bank of America, N.A.	6.92	39,387	22,764	7.02	40,072	22,846
Bank of America, N.A. (USA)	9.38	2,394	1,021	9.58	2,346	980

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Credit Risk Management

Credit risk arises from the inability of a customer to meet its repayment obligation. Credit risk exists in our outstanding loans and leases, derivative assets, letters of credit and financial guarantees, acceptances and unfunded loan commitments. For additional information on derivatives and credit extension commitments, see Notes 3 and 5 of the consolidated financial statements. Credit exposure (defined to include loans and leases, letters of credit, derivatives, acceptances, assets held for sale and binding unfunded commitments) associated with a client represents the maximum loss potential arising from all these product classifications. Our commercial and consumer credit extension and review procedures take into account credit exposures that are both funded and unfunded.

Commercial and Consumer Portfolio Credit Risk Management

We manage credit risk associated with our business activities based on the risk profile of the borrower, repayment source and the nature of underlying collateral given current events and conditions. At a macro level, we segregate our loans into two major groups—commercial and consumer. For a detailed discussion of our credit risk management process associated with these portfolios see pages 41 through 42 of the Corporation’s 2002 Annual Report.

Table 7 presents outstanding loans and leases.

Table 7

Outstanding Loans and Leases (1)

	March 31, 2003		December 31, 2002
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial—domestic	$102,467	29.9%	$105,053	30.6%
Commercial—foreign	18,990	5.5	19,912	5.8
Commercial real estate—domestic	19,981	5.8	19,910	5.8
Commercial real estate—foreign	300	0.1	295	0.1

Total commercial	141,738	41.3	145,170	42.3

Residential mortgage	112,800	32.8	108,197	31.6
Home equity lines	22,874	6.7	23,236	6.8
Direct/Indirect consumer	31,540	9.2	31,068	9.1
Consumer finance	7,623	2.2	8,384	2.4
Credit card	24,819	7.2	24,729	7.2
Foreign consumer	2,018	0.6	1,971	0.6

Total consumer	201,674	58.7	197,585	57.7

Total	$343,412	100.0%	$342,755	100.0%

(1)    The Corporation used credit derivatives to provide credit protection (single name and basket credit default swaps) for loan counterparties in the amounts of $16.2 billion and $16.7 billion at March 31, 2003 and December 31, 2002, respectively.

Concentrations of Credit Risk

Portfolio credit risk is evaluated with a goal that concentrations of credit exposure do not result in unacceptable levels of risk. Concentrations of credit exposure can be measured by industry, product, geography and customer relationship. Risk due to borrower concentrations is more prevalent in the commercial portfolio. We review non-real estate commercial loans by industry and commercial real estate loans by geographic location and by property type. Additionally, within our international portfolio, we also evaluate borrowings by region and by country. Tables 8, 9 and 10 summarize these concentrations.

Asset quality in consumer products held steady and asset quality in commercial banking improved during the first quarter of 2003. While the large corporate portfolio showed signs of improvement, it continued to experience problems in certain weak industries and regions. These areas of weakness are the same ones we have highlighted over the past few quarters—airlines (transportation industry), emerging markets, merchant energy (included in the utilities and energy industries), media, and telecommunications services. The economy is still in an uncertain position and any weakness or event risk could hurt those areas that are showing hints of a turnaround. The Severe Acute Respiratory Syndrome (SARS) outbreak has recently developed as an event risk. While SARS has had a limited impact on credit quality through March 31, 2003, it is too early to estimate its longer-term impact on credit quality. We are closely monitoring those portfolios most directly affected, specifically Asia and the transportation and tourism industries.

Table 8 reflects significant industry non-real estate outstanding commercial loans and leases by Standard and Poor’s industry classifications.

Table 8

Significant Industry Non-Real Estate Outstanding

Commercial Loans and Leases

(Dollars in millions)	March 31, 2003	December 31, 2002
Retailing	$10,710	$10,165
Transportation	8,189	8,030
Leisure and sports, hotels and restaurants	7,986	8,139
Materials	7,820	7,972
Food, beverage and tobacco	7,563	7,335
Diversified financials	7,507	8,344
Capital goods	7,098	7,088
Commercial services and supplies	6,216	6,449
Education and government	5,565	5,206
Utilities	4,938	5,590
Media	4,883	5,911
Health care equipment and services	3,987	3,912
Energy	3,003	3,076
Telecommunications services	2,796	3,105
Consumer durables and apparel	2,545	2,591
Religious and social organizations	2,512	2,426
Banks	1,602	1,881
Insurance	1,409	1,616
Technology hardware and equipment	1,305	1,368
Food and drug retailing	1,232	1,344
Other (1)	22,591	23,417

Total	$121,457	$124,965

(1)	At March 31, 2003 and December 31, 2002, Other includes $9,403 and $9,090, respectively, of loans outstanding to individuals and trusts, representing 2.7% of total outstanding loans and leases for both period ends. The remaining balance in Other includes loans to industries which primarily include automobiles and components, software and services, pharmaceuticals and biotechnology, and household and personal products.

Table 9 presents outstanding commercial real estate loans by geographic region and by property type. The amounts presented do not include outstanding loans and leases which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the outstandings presented do not include commercial loans secured by owner-occupied real estate. As depicted in the table, we believe the commercial real estate portfolio is well-diversified in terms of both geographic region and property type.

          Table 9

          Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31, 2003	December 31, 2002
By Geographic Region (1)
California	$4,125	$4,769
Southwest	2,853	2,945
Florida	2,421	2,424
Geographically diversified	2,339	1,075
Northwest	1,966	2,067
Mid-Atlantic	1,473	1,332
Midwest	1,447	1,696
Carolinas	1,278	1,324
Midsouth	1,126	1,166
Northeast	452	667
Other states	501	445
Non-US	300	295

Total	$20,281	$20,205

By Property Type
Office buildings	$4,019	$3,978
Apartments	3,457	3,556
Residential	3,293	3,153
Shopping centers/retail	2,467	2,549
Industrial/warehouse	1,968	1,898
Land and land development	1,483	1,309
Hotels/motels	841	853
Multiple use	658	718
Miscellaneous commercial	329	378
Other	1,766	1,813

Total	$20,281	$20,205

(1) Distribution based on geographic location of collateral.

Foreign Portfolio

Table 10 sets forth regional foreign exposure to countries defined as emerging markets at March 31, 2003.

Table 10

Emerging Markets

(Dollars in millions)	Loans and Loan Commitments	Other Financing(1)	Derivative Assets	Securities/ Other Investments(2)	Total Cross-border Exposure(3)	Gross Local Country Exposure(4)	Total Foreign Exposure March 31, 2003	Increase/ (Decrease) from December 31, 2002
Region/Country
Asia
China	$59	$9	$40	$27	$135	$62	$197	$(47)
Hong Kong(5)	294	57	88	137	576	3,395	3,971	167
India	392	59	73	32	556	899	1,455	82
Indonesia	58	—	16	30	104	2	106	(14)
South Korea	227	346	34	23	630	902	1,532	296
Malaysia	8	3	—	2	13	170	183	(57)
Pakistan	6	—	—	—	6	—	6	(1)
Philippines	28	19	3	20	70	58	128	(28)
Singapore	118	15	189	3	325	1,464	1,789	121
Taiwan	321	201	32	7	561	556	1,117	28
Thailand	36	9	16	26	87	258	345	82
Other	3	17	1	—	21	80	101	5

Total	$1,550	$735	$492	$307	$3,084	$7,846	$10,930	$634

Central and Eastern Europe
Russian Federation	$—	$—	$—	$—	$—	$—	$—	$(5)
Turkey	29	5	—	19	53	—	53	(5)
Other	24	32	32	46	134	—	134	(167)

Total	$53	$37	$32	$65	$187	$—	$187	$(177)

Latin America
Argentina	$210	$45	$2	$88	$345	$93	$438	$(27)
Brazil	289	226	42	87	644	428	1,072	(103)
Chile	111	24	7	10	152	—	152	11
Colombia	80	7	5	4	96	—	96	8
Mexico	852	154	125	2,168	3,299	312	3,611	2,022
Venezuela	112	2	—	102	216	—	216	(16)
Other	108	91	—	40	239	—	239	14

Total	$1,762	$549	$181	$2,499	$4,991	$833	$5,824	$1,909

Total	$3,365	$1,321	$705	$2,871	$8,262	$8,679	$16,941	$2,366

(1)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(2)	Amounts outstanding in the table above for Philippines, Argentina, Mexico, Venezuela and Latin America Other have been reduced by $12, $85, $332, $137 and $38, respectively, at March 31, 2003, and $12, $90, $505, $131 and $37, respectively, at December 31, 2002. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.
(3)	Cross-border exposure includes amounts payable to the Corporation by residents of countries other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with Federal Financial Institutions Examinations Council (FFIEC) reporting rules.
(4)	Gross local country exposure includes amounts payable to the Corporation by residents of countries in which the credit is booked, regardless of the currency in which the claim is denominated. Management does not net local funding or liabilities against local exposures as allowed by the FFIEC.
(5)	Gross local country exposure to Hong Kong consisted of $1,811 of consumer loans and $1,584 of commercial exposure at March 31, 2003. The consumer loans were collateralized primarily by residential real estate. The commercial exposure was primarily to local clients and was diversified across many industries.

At March 31, 2003, foreign exposure to entities in countries defined as emerging markets was $16.9 billion with the bulk of the emerging markets exposure in Asia. Quarterly growth in the emerging markets portfolio was focused in Latin America. Growth in Mexico was due to our investment in GFSS, partially offset by reductions of other assets and trading securities in Brazil. Growth in Asian emerging markets was largely attributable to an increase in South Korea due to loans and interbank transactions; an increase in Hong Kong mostly due to new loan growth and an increase in trading securities; and growth in Singapore primarily due to derivatives activity.

During the first quarter of 2003, economic volatility in Latin America was reduced somewhat, following the resolution of the strike in Venezuela and the elections in Brazil; however, the risk level for the region remains high. Risk of further deterioration of credit quality continues during the second quarter of 2003, with refinancing risk the largest concern. Our business strategy continues to be the active reduction of our exposure in much of Latin America, particularly in Brazil and Argentina.

During the first quarter of 2003, we announced our intention to restructure operations to concentrate on the Global Treasury Services business in Brazil. In addition, we reduced our credit exposure by 9 percent to $1.1 billion at March 31, 2003. The decline was due to loan maturities and lower levels of local issuer risk. Of this amount, $538 million represented traditional credit exposure (loans, letters of credit, etc.) and $282 million was Brazilian government securities. Derivatives exposure totaled $42 million. At March 31, 2003 and December 31, 2002, the allowance for credit losses related to Brazil consisted of $46 million and $60 million, respectively, related to traditional credit exposure. Nonperforming loans in Brazil were $88 million at March 31, 2003 compared to $90 million at December 31, 2002.

During the first quarter of 2003, we reduced our credit exposure in Argentina by $27 million to $438 million. Of that $438 million, $294 million represented traditional credit exposure (loans, letters of credit, etc.) predominantly to Argentine subsidiaries of foreign multinational corporations. Additional credit exposure was attributable to $75 million in Argentina government bonds. For the three months ended March 31, 2003, net charge-offs totaled $40 million. For the three months ended March 31, 2002, we did not have significant charge-offs related to Argentina. The allowance for credit losses associated with outstanding loans, leases, and letters of credit related to Argentina was $141 million and $154 million at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, Argentine nonperforming loans were $236 million and $278 million, respectively.

Nonperforming Assets and Net Charge-offs

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that principal and interest are not expected to be fully collected in accordance with its contractual terms. Nonperforming asset levels, presented in Table 10, continue to be adversely affected by the weakened economic environment. Sales of nonperforming assets for the three months ended March 31, 2003 totaled $292 million, comprised of $280 million of nonperforming commercial loans and $12 million of foreclosed properties. Sales of nonperforming assets for the three months ended March 31, 2002 totaled $267 million, comprised of $184 million of nonperforming commercial loans and $83 million of foreclosed properties.

In 2002 and continuing in the first quarter of 2003, weakness in certain industries as well as a slow economy have affected nonperforming asset levels. We continue to look for credit quality to be impacted by economic weakness and geopolitical uncertainty. Credit quality is moving in the right direction, but we see the risk of lumpiness in charge-offs and nonperforming assets remaining through the end of 2003.

Nonperforming commercial—domestic loans decreased $176 million and represented 2.54 percent of commercial—domestic loans at March 31, 2003 compared to 2.65 percent at December 31, 2002. Nonperforming commercial—foreign loans decreased $80 million and represented 6.74 percent of commercial—foreign loans at March 31, 2003 compared to 6.83 percent at December 31, 2002. Decreases were due to charge-offs in emerging markets, primarily Argentina, as well as in telecommunications services, media, and utilities industries in Western Europe.

Credit exposure to companies in the telecommunications service industry that were in bankruptcy at March 31, 2003 totaled $81 million, with associated reserves of $25 million. Net charge-offs associated with credit exposure to these telecommunications services companies were $4 million for the three months ended March 31, 2003.

Within the consumer portfolio, nonperforming loans increased $13 million to $746 million, representing 0.37 percent of consumer loans at March 31, 2003 compared to $733 million, representing 0.37 percent of consumer loans at December 31, 2002, primarily due to higher levels of residential mortgage loans being held in the portfolio.

We also had approximately $11 million and $4 million of troubled debt restructured loans at March 31, 2003 and December 31, 2002, respectively, that were accruing interest and were not included in nonperforming assets.

Table 11

Nonperforming Assets

(Dollars in millions)	March 31, 2003	December 31, 2002
Nonperforming loans
Commercial—domestic	$2,605	$2,781
Commercial—foreign	1,279	1,359
Commercial real estate—domestic	173	161
Commercial real estate—foreign	3	3

Total commercial	4,060	4,304

Residential mortgage	628	612
Home equity lines	63	66
Direct/Indirect consumer	28	30
Consumer finance	18	19
Foreign consumer	9	6

Total consumer	746	733

Total nonperforming loans	4,806	5,037

Foreclosed properties	227	225

Total nonperforming assets	$5,033	$5,262

Nonperforming assets as a percentage of :
Total assets	0.74%	0.80%
Outstanding loans, leases and foreclosed properties	1.46	1.53
Nonperforming loans as a percentage of outstanding loans and leases	1.40	1.47

Table 12 presents the additions to and reductions in nonperforming assets in the commercial and consumer portfolios during the most recent five quarters.

Table 12

Nonperforming Assets Activity

(Dollars in millions)	First Quarter 2003	Fourth Quarter 2002	Third Quarter 2002	Second Quarter 2002	First Quarter 2002
Balance, beginning of period	$5,262	$5,131	$4,939	$4,992	$4,908

Commercial
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	731	1,327	1,140	1,123	1,373
Advances on loans	99	57	39	124	24

Total commercial additions	830	1,384	1,179	1,247	1,397

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(673)	(505)	(498)	(598)	(570)
Returns to performing status	(34)	(23)	(45)	(48)	(33)
Charge-offs(1)	(368)	(735)	(499)	(582)	(538)

Total commercial reductions	(1,075)	(1,263)	(1,042)	(1,228)	(1,141)

Total commercial net additions to (reductions in ) nonperforming assets	(245)	121	137	19	256

Consumer
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	428	472	442	405	375

Total consumer additions	428	472	442	405	375

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(263)	(230)	(186)	(223)	(318)
Returns to performing status	(132)	(198)	(183)	(240)	(265)
Charge-offs(1)	(17)	(34)	(20)	(24)	(29)
Transfers from assets held for sale (2)	—	—	2	10	65

Total consumer reductions	(412)	(462)	(387)	(477)	(547)

Total consumer net additions to (reductions in) nonperforming assets	16	10	55	(72)	(172)

Total net additions to (reductions in) nonperforming assets	(229)	131	192	(53)	84

Balance, end of period	$5,033	$5,262	$5,131	$4,939	$4,992

(1)	Certain loan products, including commercial credit card, consumer credit card and consumer non-real estate loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2)	Includes assets held for sale that were foreclosed and transferred to foreclosed properties.

Commercial—domestic loans past due 90 days or more and still accruing interest were $234 million and $223 million at March 31, 2003 and December 31, 2002, respectively. Consumer loans past due 90 days or more and still accruing interest were $574 million and $541 million at March 31, 2003 and December 31, 2002, respectively.

As a matter of corporate practice, we do not discuss specific client relationships; however, due to the publicity and interest surrounding Enron Corporation and its related entities (Enron), we made an exception. At March 31, 2003 and December 31, 2002, our exposure (after charge-offs) related to Enron was $171 million and $185 million, respectively, of which $140 million and $150 million was secured. Nonperforming loans related to Enron were essentially unchanged.

Included in Other Assets are loans held for sale and leveraged lease partnership interests of $15.2 billion and $348 million, respectively, at March 31, 2003 and $13.8 billion and $387 million, respectively, at December 31, 2002. Included in these balances are nonperforming loans held for sale and leveraged lease partnership interests of $172 million and $16 million, respectively, at March 31, 2003 and $118 million and $2 million, respectively, at December 31, 2002.

We utilize actual loan net charge-offs in the analysis of the adequacy of the allowance for credit losses. Net charge-offs are presented in Table 13.

Commercial—domestic loan net charge-offs decreased $131 million to $239 million during the three months ended March 31, 2003 compared to the same period in 2002, primarily due to lower domestic gross charge-offs across all businesses.

Commercial—foreign loan net charge-offs increased $71 million to $120 million during the three months ended March 31, 2003 compared to the same period in 2002. The increase was primarily due to Argentina as well as telecommunication services, media, and utilities in Western Europe.

Credit card net charge-offs increased $82 million to $323 million during the three months ended March 31, 2003 compared to the same period in 2002. The increase in net charge-offs was primarily a result of the increase in portfolio seasoning of outstandings from new account growth in prior years, new advances on previously securitized balances, higher bankruptcies and a weaker economic environment. New advances under these previously securitized balances are recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet, increasing net interest income and increasing charge-offs, with a corresponding reduction in noninterest income.

Allowance for Credit Losses

To help us identify credit risks and assess the overall collectibility of our lending portfolios, we conduct periodic and systematic detailed reviews of those portfolios. The allowance for credit losses represents management’s estimate of probable losses in the portfolio. Additional information on the allowance for credit losses is included in the Corporation’s 2002 Annual Report on page 46.

Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures (excluding derivatives) deemed to be uncollectible are charged against the allowance for credit losses.

Table 13 presents the activity in the allowance for credit losses for the three months ended March 31, 2003 and 2002.

Table 13

Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in millions)	2003	2002
Balance, January 1	$6,851	$6,875

Loans and leases charged off
Commercial—domestic	(284)	(467)
Commercial—foreign	(125)	(74)
Commercial real estate—domestic	(11)	(15)

Total commercial	(420)	(556)

Residential mortgage	(5)	(14)
Home equity lines	(10)	(11)
Direct/Indirect consumer	(93)	(106)
Consumer finance	(87)	(95)
Credit card	(353)	(271)
Other consumer—domestic	(15)	(14)
Foreign consumer	(1)	(2)

Total consumer	(564)	(513)

Total loans and leases charged off	(984)	(1,069)

Recoveries of loans and leases previously charged off
Commercial—domestic	45	97
Commercial—foreign	5	25
Commercial real estate—domestic	2	1

Total commercial	52	123

Residential mortgage	3	3
Home equity lines	4	3
Direct/Indirect consumer	37	42
Consumer finance	19	20
Credit card	30	30
Other consumer—domestic	6	7
Foreign consumer	—	1

Total consumer	99	106

Total recoveries of loans and leases previously charged off	151	229

Net charge-offs	(833)	(840)

Provision for credit losses	833	840
Other, net	2	(6)

Balance, March 31	$6,853	$6,869

Loans and leases outstanding at March 31	$343,412	$331,210
Allowance for credit losses as a percentage of loans and leases outstanding at March 31	2.00%	2.07%
Average loans and leases outstanding during the period	$345,662	$327,801
Annualized net charge-offs as a percentage of average outstanding loans and leases during the period	0.98%	1.04%
Allowance for credit losses as a percentage of nonperforming loans at March 31	142.60	149.29
Ratio of the allowance for credit losses at March 31 to annualized net charge-offs	2.03	2.02

For reporting purposes, we have allocated the allowance between commercial and consumer portfolios; however, the allowance is available to absorb all credit losses without restriction. Table 14 presents an allocation by component.

Table 14 Allocation of the Allowance for Credit Losses
	March 31, 2003	December 31, 2002
(Dollars in millions)	Amount	Amount
Commercial non-impaired	$2,672	$2,807
Commercial impaired	844	919

Total commercial	3,516	3,726
Total consumer	1,966	1,881
General	1,371	1,244

Total	$6,853	$6,851

While various components of our allowance have changed in response to changing risk characteristics, management concluded that our overall allowance should remain unchanged given the current environment. The allowance for commercial non-impaired loans declined $135 million, primarily due to declines in the commercial—domestic and commercial—foreign portfolios. Specific reserves on commercial impaired loans decreased $75 million during the first quarter of 2003, reflecting a decrease in our investment in specific loans considered impaired. At March 31, 2003, commercial impaired loans declined $185 million to $3.9 billion driven by commercial—domestic impaired loan reductions of $107 million and commercial—foreign impaired loan reductions of $102 million, partially offset by an increase in commercial real estate impaired loan balances of $24 million. The allowance for credit losses in the consumer portfolio increased $85 million from December 31, 2002, primarily due to growth and new advances on previously securitized balances in the credit card portfolio. Management expects continued growth in the credit card portfolio.

Problem Loan Management

In 2001, we realigned certain problem loan management activities into a wholly-owned subsidiary, Banc of America Strategic Solutions, Inc. (SSI). SSI was established to better align the management of commercial loan credit workout operations. In the first quarter of 2003, Bank of America, N.A., a wholly-owned subsidiary of the Corporation, sold loans with a gross book balance of approximately $1.4 billion to SSI. The tax and accounting treatment of this sale had no financial statement impact on the Corporation. For additional discussion on Problem Loan Management, see page 48 of the Corporation’s 2002 Annual Report.

Market Risk Management

Market risk is the potential loss due to adverse changes in market prices and yields. Market risk is inherent in most of our operating positions and/or activities including customers’ loans, deposits, securities and long-term debt (interest rate risk), trading assets and liability positions and derivatives. Our market-sensitive assets and liabilities are generated through our customer and proprietary trading operations, ALM activities and to a lesser degree from our mortgage banking activities. Loans and deposits generated through our traditional banking business generate interest income and expense, respectively, and the value of the cash flows change based on general economic levels, most importantly, the level of interest rates. More detailed information on our market risk management processes is included in the Corporation’s 2002 Annual Report on pages 49 through 53.

Trading Risk Management

A histogram of daily revenue or loss is a simple graphic depicting trading volatility and tracking success of trading-related revenue. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended March 31, 2003, positive trading-related revenue was recorded for 217 of 251 trading days. Furthermore, of the 34 days that showed negative revenue, only 3 were greater than $20 million, and the largest loss was approximately $31 million.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use Value-at-Risk (VAR) modeling and stress testing. VAR is a key limit used to measure market risk. A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically this means that over a three to five year period, one out of 100 trading days, or on average, two to three times a year, losses will exceed the model-calculated range. Actual losses exceeded VAR once for the twelve months ended March 31, 2003.

Table 15 presents actual daily VAR for the twelve months ended March 31, 2003 and 2002.

Table 15

Trading Activities Market Risk

	Twelve Months Ended March 31
	2003			2002
(Dollars in millions)	Average VAR(1)	High VAR(2)	Low VAR(2)	Average VAR(1)	High VAR(2)	Low VAR(2)
Foreign exchange	$3.2	$7.1	$0.5	$6.0	$11.2	$1.5
Interest rate	28.8	42.7	17.9	32.9	47.0	17.3
Credit(3)	17.9	24.2	13.1	11.4	17.3	6.5
Real estate/mortgage(4)	16.4	41.4	2.5	33.1	61.6	14.4
Equities	11.6	53.8	4.3	15.6	25.1	10.9
Commodities	10.5	19.3	3.4	5.8	10.9	1.3
Total trading portfolio	36.3	57.8	11.2	52.1	69.9	29.7

(1)	The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)	Credit includes credit fixed income, credit derivatives, hedges of credit exposure and mortgage banking assets.
(4)	Real estate/mortgage, which is included in the credit category in the Trading-related Revenue table in Note 2 of the consolidated financial statements, includes capital market real estate and mortgage banking certificates.

The reduction in VAR for the twelve months ended March 31, 2003 was primarily due to a decline in real estate/mortgage, partially offset by increases in credit and commodities. Risk exposures can vary considerably on continuously changing market conditions.

Interest Rate Risk Management

Our ALM process, managed through the Asset and Liability Committee (ALCO), is used to manage interest rate risk associated with non-trading related activities. Interest rate risk represents the most significant market risk exposure to our non-trading financial instruments.

Net interest income risk is measured based on rate shocks over different time horizons versus a current stable interest rate environment. Assumptions used in these calculations are similar to those used in our corporate planning and forecasting process. The overall interest rate risk position and strategies are reviewed on an ongoing basis with ALCO and other committees as appropriate. Table 16 provides our estimated net interest income at risk over the subsequent year from March 31, 2003 and 2002 resulting from a 100 basis point gradual (over 12 months) increase or decrease in interest rates. The risk of a 100 basis point change in interest rates increased from prior year due to our repositioning of the balance sheet in anticipation of rising interest rates.

Table 16

Estimated Net Interest Income at Risk

	-100bp	+100bp
March 31, 2003	(4.3)%	3.3%
March 31, 2002	(0.7)	0.4

Securities

The securities portfolio is integral to our ALM activities. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements and on- and off-balance sheet positions. During the three months ended March 31, 2003 and 2002, we purchased securities of $41.3 billion and $24.9 billion, respectively, sold $27.1 billion and $27.7 billion, respectively, and received paydowns of $6.9 billion and $7.4 billion, respectively. We continuously monitored the interest rate risk position of the portfolio and repositioned the securities portfolio in order to manage convexity risk and to take advantage of interest rate fluctuations. Through sales of the securities portfolio, we realized $273 million in gains on sales of securities for the three months ended March 31, 2003 compared to $44 million for the three months ended March 31, 2002.

Residential Mortgage Portfolio

The residential mortgages held as part of our ALM activities grew primarily through whole loan purchase activity. For the three months ended March 31, 2003 and 2002, we purchased $17.6 billion and $10.7 billion, respectively, of residential mortgages in the wholesale market for our discretionary portfolio and interest rate risk management. During the same periods, we sold $7.8 billion and $3.5 billion, respectively, of whole mortgage loans to manage prepayment risk resulting from the unusually low rate environment, recognizing $242 million and $46 million, respectively, in gains on the sales. Additionally, during the same periods, we received paydowns of $14.1 billion and $7.6 billion, respectively.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate derivative contracts and foreign exchange derivative contracts are utilized in our ALM process. We use derivatives as an efficient, low-cost tool to manage our interest rate risk. We use derivatives to hedge or offset the changes in cash flows or market values of our balance sheet. See Note 3 of the consolidated financial statements for additional information on the Corporation’s hedging activities.

Our interest rate contracts are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards. In addition, we use foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 17 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity and estimated duration of our ALM derivatives at March 31, 2003 and December 31, 2002. Management believes the fair value of the ALM portfolio should be viewed in the context of the combined discretionary and non-discretionary portfolios.

Table 17

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

March 31, 2003

(Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		Total	2003	2004	2005	2006	2007	Thereafter
Open interest rate contracts
Total receive fixed swaps (1)	$3,047								5.71
Notional amount		$69,043	$121	$1,846	$3,252	$10,648	$1,800	$51,376
Weighted average receive rate		4.75%	7.11%	2.17%	6.77%	4.88%	5.05%	4.68%
Total pay fixed swaps (1)	(1,463)								4.07
Notional amount		$89,092	$29	$85	$34,808	$9,278	$131	$44,761
Weighted average pay rate		3.20%	4.79%	5.92%	2.06%	3.07%	7.44%	4.08%
Basis swaps	(4)
Notional amount		$15,700	$—	$9,000	$500	$4,400	$—	$1,800

Total swaps	1,580

Option products	1,812
Net notional amount (2)		$125,251	$27,700	$6,467	$55,000	$3,000	$—	$33,084
Futures and forward rate contracts	(59)
Net notional amount (2)		$12,451	$12,451

Total open interest rate contracts	3,333

Closed interest rate contracts (3,4)	701

Net interest rate contract position	4,034

Open foreign exchange contracts	348
Notional amount		$4,794	$51	$630	$160	$1,807	$40	$2,106

Total ALM contracts	$4,382

December 31, 2002

(Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		Total	2003	2004	2005	2006	2007	Thereafter
Open interest rate contracts
Total receive fixed swaps (1)	$4,449								4.89
Notional amount		$116,520	$3,132	$3,157	$5,719	$14,078	$16,213	$74,221
Weighted average receive rate		4.29%	1.76%	3.17%	4.66%	4.50%	3.90%	4.46%
Total pay fixed swaps (1)	(1,825)								4.07
Notional amount		$61,680	$10,083	$5,694	$7,993	$15,068	$6,735	$16,107
Weighted average pay rate		3.60%	1.64%	2.46%	3.90%	3.17%	3.62%	5.48%
Basis swaps	(3)
Notional amount		$15,700	$—	$9,000	$500	$4,400	$—	$1,800

Total swaps	2,621

Option products	650
Net notional amount (2)		$48,374	$1,000	$6,767	$40,000	$—	$—	$607
Futures and forward rate contracts	(88)
Net notional amount (2)		$8,850	$(6,150)	$15,000

Total open interest rate contracts	3,183

Closed interest rate contracts (3,4)	955

Net interest rate contract position	4,138

Open foreign exchange contracts	313
Notional amount		$4,672	$78	$648	$102	$1,581	$96	$2,167

Total ALM contracts	4,451

(1)	At March 31, 2003, $7.5 billion of the received fixed swap notional and $56.2 billion of the pay fixed swap notional represents forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2002, $39.0 billion of the received fixed swap notional and $22.4 billion of the pay fixed swap notional represents forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Reflects the net of long and short positions.
(3)	Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.
(4)	The amount of unamortized net realized deferred gains associated with closed ALM swaps was $571 and $923 at March 31, 2003 and December 31, 2002, respectively. The amount of unamortized net realized deferred gains associated with closed ALM options was $72 and $21 at March 31, 2003 and December 31, 2002, respectively. The amount of unamortized net realized deferred gains associated with closed ALM futures and forward contracts was $58 and $11 at March 31, 2003 and December 31, 2002, respectively. There were no unamortized net realized deferred gains or losses associated with closed foreign exchange contracts at March 31, 2003 and December 31, 2002. Primarily all of these unamortized net realized deferred gains were included as a basis adjustment of long-term debt at March 31, 2003. At December 31, 2002, $234 was included in Accumulated Other Comprehensive Income and the remainder was primarily a basis adjustment of long-term debt.

As discussed earlier, we believe that interest rates will begin to rise and have taken steps to position the balance sheet for that rise. Consistent with our strategy of managing interest rate sensitivity, the net pay fixed interest rate swap position was $20.0 billion at March 31, 2003 compared to a net receive fixed interest rate swap position of $54.8 billion at December 31, 2002, while our net option position increased $77.0 billion to $125.3 billion at March 31, 2003 compared to $48.4 billion at December 31, 2002. Option products in our ALM process may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index. These strategies may involve caps, floors and options on index futures contracts.

Mortgage Banking Risk

Mortgage production activities create unique interest rate and prepayment risk between the loan commitment date (pipeline) and the date the loan is sold to the secondary market. To manage interest rate risk, we enter into various financial instruments including interest rate swaps, forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $32.9 billion at March 31, 2003 with associated net unrealized losses of $146 million, offset by unrealized gains in the warehouse and pipeline. At December 31, 2002, the notional amount of such contracts was $25.3 billion with associated net unrealized losses of $224 million.

Prepayment risk represents the loss in value associated with a high rate loan paying off in a low rate environment and the loss of servicing value when loans prepay. We manage prepayment risk using various financial instruments including purchased options and swaps. The notional amounts of such contracts at March 31, 2003 and December 31, 2002 were $40.3 billion and $53.1 billion, respectively. The related unrealized gain was $609 million and $955 million at March 31, 2003 and December 31, 2002, respectively.

These amounts are included in the Derivatives table in Note 3 of the consolidated financial statements.

Operational Risk Management

Operational risk is the potential for loss resulting from events involving people, processes, technology, legal/regulatory issues, external events, execution and reputation. Successful operational risk management is particularly important to a diversified financial services company like ours because of the very nature, volume and complexity of our various businesses. For additional detail on operational risk management activities, see pages 53 through 54 of the Corporation’s 2002 Annual Report.

Visa U.S.A. Settlement

On April 29, Visa U.S.A. entered into an agreement in principle to settle, subject to court approval (the “settlement”), the class action anti-trust lawsuit filed against it by Wal-Mart and other retailers. Effective January 1, 2004, the settlement would permit retailers who accept Visa U.S.A. cards to reject payment from consumers signing for purchases using their debit card, changing Visa U.S.A.’s longstanding “honor all cards” policy. In addition, by August 1, 2003, interchange fees charged to retailers would be reduced by approximately 30 percent. This reduction would be effective until January 1, 2004, at which time Visa U.S.A. would be free to set competitive rates. We are currently assessing the impact of the settlement on earnings and believe that the settlement will likely reduce earnings by approximately $60 million and $200 million after tax, in 2003 and 2004, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Management” beginning on page 45 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Part II. Other Information

Item 1. Legal Proceedings	The following supplements the discussion in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

WorldCom Inc. Securities Litigation

The number of actions in which the Corporation or Banc of America Securities LLC has been named as a defendant arising out of alleged accounting irregularities in the books and records of WorldCom has increased from approximately 18 actions to 40 actions.

Item 2. Changes in Securities and Use of Proceeds

The Corporation did not sell any put options during the first quarter of 2003.

At March 31, 2003, the Corporation had 2 million put options outstanding with exercise prices ranging from $64.72 per share to $65.33 per share and expiration dates ranging from June 2003 to July 2003.

Item 6. Exhibits and Reports on Form 8-K	a) Exhibits Exhibit 11—Earnings Per Share Computation-included in Note 6 of the consolidated financial statements

Exhibit 12—Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 99.1—Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2—Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2003:

Current Report on Form 8-K dated and filed January 15, 2003, Items 5, 7 and 9.

Current Report on Form 8-K dated January 16, 2003 and filed January 23, 2003, Items 5 and 7.

Current Report on Form 8-K dated February 20, 2003 and filed March 3, 2003, Items 5 and 7.

Current Report on Form 8-K dated March 4, 2003 and filed March 5, 2003, Items 5 and 7.

Current Report on Form 8-K dated March 26, 2003 and filed March 31, 2003, Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation

Registrant

Date: May 13, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

May 13, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

/S/    JAMES H. HANCE, JR.

James H. Hance, Jr.

Chief Financial Officer

May 13, 2003

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

11	Earnings Per Share Computation—included in Note 6 of the consolidated financial statements

12	Ratio of Earnings to Fixed Charges

Ratio of Earnings to Fixed Charges and Preferred Dividends

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002