Form 10-Q
period 2003-06-30
BANK OF AMERICA CORP /DE/
filed 2003-08-07
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file number:

1-6523

Exact name of registrant as specified in its charter:

Bank of America Corporation

State of incorporation:

Delaware

IRS Employer Identification Number:

56-0906609

Address of principal executive offices:

Bank of America Corporate Center

100 N. Tryon Street

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

Yes  ☑     No  ☐

On July 31, 2003, there were 1,494,629,792 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

June 30, 2003 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2003	2002	2003	2002
Interest income
Interest and fees on loans and leases	$5,412	$5,530	$10,760	$10,975
Interest and dividends on securities	1,011	924	1,789	1,870
Federal funds sold and securities purchased under agreements to resell	193	270	387	485
Trading account assets	1,007	948	2,049	1,826
Other interest income	372	312	735	699

Total interest income	7,995	7,984	15,720	15,855

Interest expense
Deposits	1,269	1,384	2,452	2,728
Short-term borrowings	514	529	967	1,006
Trading account liabilities	316	344	624	629
Long-term debt	531	633	1,103	1,245

Total interest expense	2,630	2,890	5,146	5,608

Net interest income	5,365	5,094	10,574	10,247
Noninterest income
Consumer service charges	793	732	1,570	1,423
Corporate service charges	577	566	1,154	1,133

Total service charges	1,370	1,298	2,724	2,556

Consumer investment and brokerage services	401	420	779	801
Corporate investment and brokerage services	204	178	369	348

Total investment and brokerage services	605	598	1,148	1,149

Mortgage banking income	559	136	964	331
Investment banking income	488	464	866	805
Equity investment gains (losses)	43	(36)	(25)	(10)
Card income	762	621	1,443	1,198
Trading account profits	93	263	207	608
Other income	335	137	613	284

Total noninterest income	4,255	3,481	7,940	6,921

Total revenue	9,620	8,575	18,514	17,168
Provision for credit losses	772	888	1,605	1,728
Gains on sales of securities	296	93	569	137
Noninterest expense
Personnel	2,695	2,386	5,154	4,832
Occupancy	498	441	970	873
Equipment	253	279	537	541
Marketing	238	170	468	340
Professional fees	281	122	406	213
Amortization of intangibles	54	55	108	110
Data processing	262	226	528	431
Telecommunications	137	123	261	242
Other general operating	640	688	1,343	1,402

Total noninterest expense	5,058	4,490	9,775	8,984

Income before income taxes	4,086	3,290	7,703	6,593
Income tax expense	1,348	1,069	2,541	2,193

Net income	$2,738	$2,221	$5,162	$4,400

Net income available to common shareholders	$2,737	$2,220	$5,160	$4,398

Per common share information
Earnings	$1.83	$1.45	$3.45	$2.86

Diluted earnings	$1.80	$1.40	$3.39	$2.77

Dividends paid	$0.64	$0.60	$1.28	$1.20

Average common shares issued and outstanding (in thousands)	1,494,094	1,533,783	1,496,827	1,538,600

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	June 30 2003	December 31 2002
(Dollars in millions)
Assets
Cash and cash equivalents	$25,220	$24,973
Time deposits placed and other short-term investments	6,790	6,813
Federal funds sold and securities purchased under agreements to resell (includes $61,976 and $44,779 pledged as collateral)	64,314	44,878

Trading account assets (includes $47,644 and $35,515 pledged as collateral)	66,947	63,996
Derivative assets	38,587	34,310
Securities:
Available-for-sale (includes $61,159 and $32,919 pledged as collateral)	114,250	68,122
Held-to-maturity, at cost (market value—$290 and $1,001)	279	1,026

Total securities	114,529	69,148

Loans and leases	360,305	342,755
Allowance for credit losses	(6,841)	(6,851)

Loans and leases, net of allowance for credit losses	353,464	335,904

Premises and equipment, net	5,899	6,717
Mortgage banking assets	1,748	2,110
Goodwill	11,426	11,389
Core deposit intangibles and other intangibles	1,010	1,095
Other assets(1)	79,245	59,125

Total assets	$769,179	$660,458

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$132,851	$122,686
Interest-bearing	256,602	232,320
Deposits in foreign offices:
Noninterest-bearing	2,206	1,673
Interest-bearing	30,276	29,779

Total deposits	421,935	386,458

Federal funds purchased and securities sold under agreements to repurchase	104,821	65,079
Trading account liabilities	27,708	25,574
Derivative liabilities	23,435	23,566
Commercial paper and other short-term borrowings	43,584	25,234
Accrued expenses and other liabilities	28,943	17,052
Long-term debt	61,681	61,145
Trust preferred securities	6,056	6,031

Total liabilities	718,163	610,139

Commitments and contingencies (Note 5)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—1,306,463 and 1,356,749 shares	56	58
Common stock, $0.01 par value; authorized—5,000,000,000 shares; issued and outstanding—1,496,314,280 and 1,500,691,103 shares	15	496
Retained earnings	51,374	48,517
Accumulated other comprehensive income	(251)	1,232
Other	(178)	16

Total shareholders’ equity	51,016	50,319

Total liabilities and shareholders’ equity	$769,179	$660,458

(1)	Other assets includes loans held for sale totaling $17,261 and $13,833 at June 30, 2003 and December 31, 2002, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Share- holders’ Equity	Comprehensive Income
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2001	$65	1,559,297	$5,076	$42,980	$437	$(38)	$48,520
Net income				4,400			4,400	$4,400
Net unrealized gains on available-for-sale and marketable equity securities					620		620	620
Net unrealized losses on derivatives					(397)		(397)	(397)
Cash dividends paid:
Common				(1,844)			(1,844)
Preferred				(2)			(2)
Common stock issued under employee plans and related tax benefits		38,612	1,979			9	1,988
Common stock repurchased		(82,422)	(5,679)				(5,679)
Conversion of preferred stock	(5)	173	5
Other		7	118	12		28	158

Balance, June 30, 2002	$60	1,515,667	$1,499	$45,546	$660	$(1)	$47,764	$4,623

Balance, December 31, 2002	$58	1,500,691	$496	$48,517	$1,232	$16	$50,319
Net income				5,162			5,162	$5,162
Net unrealized gains on available-for-sale and marketable equity securities					307		307	307
Net unrealized gains on foreign currency translation adjustments					59		59	59
Net unrealized losses on derivatives					(1,849)		(1,849)	(1,849)
Cash dividends paid:
Common				(1,920)			(1,920)
Preferred				(2)			(2)
Common stock issued under employee plans and related tax benefits		44,239	2,591			(155)	2,436
Common stock repurchased		(48,700)	(3,157)	(382)			(3,539)
Conversion of preferred stock	(2)	84	2				—
Other		—	83	(1)		(39)	43

Balance, June 30, 2003	$56	1,496,314	$15	$51,374	$(251)	$(178)	$51,016	$3,679

(1)	At June 30, 2003 and December 31, 2002, Accumulated Other Comprehensive Income (Loss) included net unrealized gains on available-for-sale and marketable equity securities of $801 and $494, respectively; foreign currency translation adjustments of $(109) and $(168), respectively; and net unrealized gains (losses) on derivatives of $(854) and $995, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2003	2002
Operating activities
Net income	$5,162	$4,400
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,605	1,728
Gains on sales of securities	(569)	(137)
Depreciation and premises improvements amortization	447	440
Amortization of intangibles	108	110
Deferred income tax benefit	(227)	(35)
Net increase in trading and hedging instruments	(8,592)	(6,209)
Net (increase) decrease in other assets	(23,505)	10,087
Net increase in accrued expenses and other liabilities	12,975	7,292
Other operating activities, net	1,698	2,078

Net cash provided by (used in) operating activities	(10,898)	19,754

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	23	(375)
Net increase in federal funds sold and securities purchased under agreements to resell	(19,436)	(7,341)
Proceeds from sales of available-for-sale securities	70,968	77,809
Proceeds from maturities of available-for-sale securities	17,569	12,200
Purchases of available-for-sale securities	(133,947)	(86,661)
Proceeds from maturities of held-to-maturity securities	747	29
Proceeds from sales of loans and leases	20,699	11,603
Other changes in loans and leases, net	(34,648)	(21,719)
Purchases and originations of mortgage banking assets	(735)	(385)
Net purchases of premises and equipment	371	(531)
Proceeds from sales of foreclosed properties	30	100
Investment in unconsolidated subsidiary	(1,600)	—
Acquisition of business activities, net	(100)	(110)
Other investing activities, net	1,200	867

Net cash used in investing activities	(78,859)	(14,514)

Financing activities
Net increase (decrease) in deposits	35,477	(12,726)
Net increase in federal funds purchased and securities sold under agreements to repurchase	39,742	8,951
Net increase in commercial paper and other short-term borrowings	18,350	4,156
Proceeds from issuance of long-term debt and trust preferred securities	5,917	6,615
Retirement of long-term debt and trust preferred securities	(6,474)	(12,193)
Proceeds from issuance of common stock	2,451	1,979
Common stock repurchased	(3,539)	(5,679)
Cash dividends paid	(1,922)	(1,846)
Other financing activities, net	(59)	(11)

Net cash provided by (used in) financing activities	89,943	(10,754)

Effect of exchange rate changes on cash and cash equivalents	61	(14)

Net increase (decrease) in cash and cash equivalents	247	(5,528)
Cash and cash equivalents at January 1	24,973	26,837

Cash and cash equivalents at June 30	$25,220	$21,309

Net transfers of loans and leases from loans held for sale (included in other assets) to the loan portfolio amounted to $5,341 and $3,003 for the six months ended June 30, 2003 and 2002, respectively.

Loans transferred to foreclosed properties amounted to $135 and $150 for the six months ended June 30, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the United States and in selected international markets. At June 30, 2003, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA).

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003 and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. For additional information on VIEs, see Note 8 of the consolidated financial statements.

Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” (SFAS 148) was adopted by the Corporation on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS 148, the Corporation transitioned to the fair value-based method of accounting for stock-based employee compensation costs using the prospective method as of January 1, 2003. Under the prospective method, all stock options granted under plans before the adoption date will continue to be accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) unless these stock options are modified or settled subsequent to adoption.

In accordance with SFAS 148, the Corporation provides disclosures as if the Corporation had adopted the fair value based method of measuring all outstanding employee stock options in 2003 and 2002 as indicated in the following table. The disclosure requirement of SFAS 148 recognizes the impact of all outstanding employee stock options while the prospective method that the Corporation is following recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)	2003	2002	2003	2002
Net income	$2,738	$2,221	$5,162	$4,400
Stock-based employee compensation expense recognized during period, net of related tax effects	21	—	38	—
Stock-based employee compensation expense determined under fair value based method, net of related tax effects(1)	(64)	(109)	(140)	(191)

Pro forma net income	$2,695	$2,112	$5,060	$4,209

As reported
Earnings per common share	$1.83	$1.45	$3.45	$2.86
Diluted earnings per common share	1.80	1.40	3.39	2.77
Pro forma
Earnings per common share	1.80	1.38	3.38	2.74
Diluted earnings per common share	1.77	1.33	3.32	2.66

(1)      Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense, included in net income, for the three months ended June 30, 2003 and 2002 was $82 and $73, respectively, and for the six months ended June 30, 2003 and 2002 was $168 and $108, respectively.

On May 15, 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and is effective May 31, 2003 for all new and modified financial instruments and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities (or assets in some circumstances). The adoption of this rule did not have a material impact on the Corporation’s results of operations or financial condition.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the consolidated financial statements of the Corporation’s 2002 Annual Report and Note 1 of the consolidated financial statements of the Corporation’s Form 10-Q for the three months ended March 31, 2003.

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

Trading account profits and trading-related net interest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation’s trading activities. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities, and derivative contracts in interest rates, equities, credit, commodities and mortgage banking certificates.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Trading account profits—as reported	$93	$263	$207	$608
Trading-related net interest income(1)	552	469	1,160	902

Total trading-related revenue	$645	$732	$1,367	$1,510

Trading-related revenue by product
Interest rate(1)	$270	$225	$423	$481
Credit(2)	228	228	489	464
Foreign exchange	123	139	259	268
Equities	105	110	224	242
Commodities	(81)	30	(28)	55

Total trading-related revenue	$645	$732	$1,367	$1,510

(1)	Presented on a fully taxable-equivalent basis.
(2)	Credit includes credit fixed income, credit derivatives used for trading and credit risk management and mortgage banking assets.

Trading Account Assets and Liabilities

The fair values of the components of trading account assets and liabilities at June 30, 2003 and December 31, 2002 were:

(Dollars in millions)	June 30 2003	December 31 2002
Trading account assets
U.S. government and agency securities	$18,074	$19,875
Foreign sovereign debt	9,185	8,752
Corporate securities, trading loans, and other	24,336	21,286
Equity securities	7,166	5,380
Mortgage trading loans and asset-backed securities	8,186	8,703

Total	$66,947	$63,996

Trading account liabilities
U.S. government and agency securities	$10,250	$8,531
Foreign sovereign debt	2,633	3,465
Corporate securities, trading loans, and other	5,890	7,320
Equity securities	8,808	4,825
Mortgage trading loans and asset-backed securities	127	1,433

Total	$27,708	$25,574

Note 3—Derivatives

Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. A detailed discussion of derivative trading and asset and liability management (ALM) activities is presented in Note 5 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

The following table presents the contract/notional and credit risk amounts at June 30, 2003 and December 31, 2002 of the Corporation’s derivative positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements. The Corporation held $21.6 billion and $16.7 billion of collateral on derivative positions, of which $14.7 billion and $11.4 billion could be applied against credit risk at June 30, 2003 and December 31, 2002, respectively.

Derivatives(1)

	June 30, 2003		December 31, 2002
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$7,508,849	$21,519	$6,781,629	$18,981
Futures and forwards	2,917,976	82	2,510,259	283
Written options	1,041,777	—	973,113	—
Purchased options	1,018,197	3,900	907,999	3,318
Foreign exchange contracts
Swaps	215,916	2,961	175,680	2,460
Spot, futures and forwards	904,241	2,505	724,039	2,535
Written options	181,030	—	81,263	—
Purchased options	176,478	481	80,395	452
Equity contracts
Swaps	22,800	487	16,830	679
Futures and forwards	1,273	—	48,470	—
Written options	23,818	—	19,794	—
Purchased options	20,392	3,716	23,756	2,885
Commodity contracts
Swaps	33,166	1,719	11,776	1,117
Futures and forwards	5,878	—	3,478	—
Written options	13,353	—	12,158	—
Purchased options	8,536	330	19,115	347
Credit derivatives	123,203	887	92,098	1,253

Total derivative assets		$38,587		$34,310

(1) Includes both long and short derivative positions.

The average fair value of derivative assets for the six months ended June 30, 2003 and 2002 was $36.4 billion and $21.4 billion, respectively. The average fair value of derivative liabilities for the six months ended June 30, 2003 and 2002 was $24.6 billion and $14.0 billion, respectively. The change in the average fair value largely reflects the impact of the decrease in interest rates.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. The Corporation also uses these contracts to protect against changes in the cash flows of its variable-rate assets and liabilities and anticipated transactions. For the six months ended June 30, 2003, the Corporation recognized in the Consolidated Statement of Income a net loss of $94 million (included in interest income) related to fair value hedges. This loss represents the expected change in the forward values of forward contracts and is defined as “ineffectiveness” by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. For the six months ended June 30, 2002, there was no significant gain or loss recognized which represented the ineffective portion of fair value hedges. For the six months ended June 30, 2003, the Corporation recognized in the Consolidated Statement of Income net gains of $13 million (included in mortgage banking income), which represented the ineffective portion of cash flow hedges. For the six months ended June 30, 2002, there was no significant gain or loss recognized which represented the ineffective portion of cash flow hedges. At June 30, 2003 and December 31, 2002, the Corporation has determined that there were no cash flow hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. During the next 12 months, losses on derivative instruments included in accumulated other comprehensive income, of approximately $139 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

Hedges of Net Investments in Foreign Operations

The Corporation uses forward exchange contracts, currency swaps and nonderivative cash instruments that provide an economic hedge on portions of its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the six months ended June 30, 2003 and 2002, the Corporation experienced net unrealized foreign currency pre-tax gains of $229 million and $92 million, respectively, related to its net investments in foreign operations. These unrealized gains were partially offset by net unrealized pre-tax losses of $137 million and $92 million, respectively, related to derivative and nonderivative instruments designated as hedges of the foreign currency exposure during these same periods. These unrealized gains and losses were recorded as components of accumulated other comprehensive income.

Note 4—Outstanding Loans and Leases

Outstanding loans and leases at June 30, 2003 and December 31, 2002 were:

(Dollars in millions)	June 30, 2003	December 31, 2002
Commercial—domestic	$97,099	$105,053
Commercial—foreign	17,473	19,912
Commercial real estate—domestic	19,922	19,910
Commercial real estate—foreign	264	295

Total commercial	134,758	145,170

Residential mortgage	133,831	108,197
Home equity lines	22,670	23,236
Direct/Indirect consumer	32,786	31,068
Consumer finance	6,874	8,384
Credit card	27,419	24,729
Foreign consumer	1,967	1,971

Total consumer	225,547	197,585

Total	$360,305	$342,755

The following table summarizes the changes in the allowance for credit losses for the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Balance, beginning of period	$6,853	$6,869	$6,851	$6,875

Loans and leases charged off	(933)	(1,076)	(1,915)	(2,145)
Recoveries of loans and leases previously charged off	161	188	310	417

Net charge-offs	(772)	(888)	(1,605)	(1,728)

Provision for credit losses	772	888	1,605	1,728
Other, net	(12)	4	(10)	(2)

Balance, June 30	$6,841	$6,873	$6,841	$6,873

The following table presents the recorded investment in specific loans that were considered individually impaired at June 30, 2003 and December 31, 2002 in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as described in the Corporation’s 2002 Annual Report on page 80:

(Dollars in millions)	June 30, 2003	December 31, 2002
Commercial—domestic	$2,143	$2,553
Commercial—foreign	1,052	1,355
Commercial real estate—domestic	161	157
Commercial real estate—foreign	2	2

Total impaired loans	$3,358	$4,067

At June 30, 2003 and December 31, 2002, nonperforming loans, including certain loans that were considered impaired, totaled $4.2 billion and $5.0 billion, respectively. In addition, included in other assets was $98 million and $120 million of nonperforming assets at June 30, 2003 and December 31, 2002, respectively. Foreclosed properties amounted to $243 million and $225 million at June 30, 2003 and December 31, 2002, respectively.

Note 5—Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those recorded on the balance sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. For additional information on credit extension commitments, see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report. The following table summarizes outstanding unfunded commitments to extend credit at June 30, 2003 and December 31, 2002. These unfunded commitments have been reduced by amounts participated to other financial institutions.

(Dollars in millions)	June 30 2003	December 31 2002
Loan commitments	$213,259	$212,704
Standby letters of credit and financial guarantees	30,493	30,837
Commercial letters of credit	3,538	3,109

Legally binding commitments	247,290	246,650
Credit card lines	77,403	73,779

Total commitments	$324,693	$320,429

Other Commitments

When-issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. Changes in market price between commitment date and issuance are reflected in trading account profits. At June 30, 2003, the Corporation had commitments to purchase and sell when-issued securities of $203.5 billion and $204.9 billion, respectively. At December 31, 2002, the Corporation had commitments to purchase and sell when-issued securities of $166.1 billion and $164.5 billion, respectively.

At June 30, 2003, the Corporation had forward whole mortgage loan purchase commitments of $15.4 billion of which $9.1 billion were settled in July 2003. The remaining commitments of $2.6 billion and $3.7 billion are expected to settle in August and September 2003, respectively. At December 31, 2002, the Corporation had forward whole mortgage loan purchase commitments of $10.8 billion, all of which were settled in January 2003. At June 30, 2003, the Corporation had $6.4 billion of forward whole mortgage loan sale commitments of which $6.2 billion settled in July 2003 and the remaining are expected to settle in August 2003. At December 31, 2002, the Corporation had no forward whole mortgage loan sale commitments. For further discussion on ALM activities, see Interest Rate and Foreign Exchange Derivative Contracts beginning on page 50.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of ERISA-governed pension plans such as 401(k) plans, 457 plans, etc. The Corporation also sells products that guarantee the return of principal to investors at a preset future date. At June 30, 2003 and December 31, 2002, the notional amount of these guarantees totaled $27.7 billion and $23.8 billion, respectively. As of June 30, 2003 and December 31, 2002, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

In the ordinary course of business, the Corporation enters into various agreements that contain indemnifications, such as tax indemnifications, whereupon payment may become due if certain external events occur, such as a change in tax law.

The Corporation has provided protection on a subset of one consumer finance securitization in the form of a guarantee with a maximum payment of $220 million that is only paid out if over-collateralization is not sufficient to absorb losses and certain other conditions are met. The Corporation anticipates no material payments will be due over the life of the contract, which is approximately four years.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $2.1 billion and $575 million at June 30, 2003 and December 31, 2002, respectively. This increase was primarily due to written put options requiring gross settlement.

For additional information on the guarantees discussed above, see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

Litigation

On May 14, 2003, plaintiffs in the Enron Corporation (Enron) Securities Litigation, pending before the United States District Court for the Southern District of Texas, filed a second amended complaint adding Banc of America Securities LLC (BAS) as a defendant to the action. The claims against the Corporation and BAS in the second amended complaint include claims under Sections 11 and 15 of the 1933 Securities Act relating to two securities offerings, and a claim under Sections 12(a)(2) and 15 of the 1933 Securities Act relating to a third securities offering.

On May 28, 2003, judges in the Enron Securities Litigation and the Enron bankruptcy issued a joint order requiring Enron, plaintiffs in the Enron Securities Litigation and certain financial institution defendants, including the Corporation, to participate in a nonbinding mediation of claims presented in both the Enron Securities Litigation and the Enron bankruptcy. The mediation is currently scheduled to take place September 29 and 30, 2003.

The number of actions, in addition to WorldCom, Inc. (Worldcom) Securities Litigation, in which the Corporation or BAS has been named as a defendant arising out of alleged accounting irregularities in the books and records of WorldCom, has increased to approximately 50 actions. Of these actions, approximately 29 have been consolidated with WorldCom Securities Litigation pending in the United States District Court for the Southern District of New York.

For a more detailed discussion on Litigation, see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

Note 6—Shareholders’ Equity and Earnings Per Common Share

On January 22, 2003, the Board authorized a stock repurchase program of up to 130 million shares of the Corporation’s common stock at an aggregate cost of $12.5 billion. At June 30, 2003, the remaining buyback authority for common stock under this program totaled $10.6 billion, or 105 million shares. The 2001 repurchase plan was completed during the second quarter of 2003. During the six months ended June 30, 2003, the Corporation repurchased approximately 49 million shares of its common stock in open market repurchases and as a result of put options exercised, at an average per-share price of $72.67, which reduced shareholders’ equity by $3.5 billion and increased earnings per share by approximately $0.04. These repurchases were partially offset by the issuance of 44 million shares of common stock under employee plans, which increased shareholders’ equity by $2.4 billion, net of $155 million of deferred compensation related to restricted stock awards, and decreased earnings per share by approximately $0.03 for the six months ended June 30, 2003. For the six months ended June 30, 2002, the Corporation repurchased approximately 82 million shares of its common stock in open market repurchases and under an accelerated repurchase program at an average per-share price of $68.92, which reduced shareholders’ equity by $5.7 billion and increased earnings per share by approximately $0.05 for the six months ended June 30, 2002. These repurchases were partially offset by the issuance of 39 million shares of common stock under employee plans, which increased shareholders’ equity by $2.0 billion and decreased earnings per share by approximately $0.03 for the six months ended June 30, 2002. The Corporation anticipates it will continue to repurchase shares at least equal to shares issued under its various stock option plans.

Accumulated other comprehensive income (OCI) includes pre-tax net unrealized gains (losses) related to available-for-sale and marketable equity securities, foreign currency translation adjustments, derivatives and other of $(1.8) billion and $1.3 billion for the six months ended June 30, 2003 and 2002, respectively. The net change in accumulated OCI also includes reclassification adjustments for gains (losses) to net income during the current period that had been included in accumulated OCI in previous period ends. Pre-tax reclassification adjustments for gains included in the Consolidated Statement of Income for the six months ended June 30, 2003 and 2002 were $475 million and $310 million, respectively. The related income tax expense (benefit) was $(798) million and $727 million for the six months ended June 30, 2003 and 2002, respectively.

The Corporation sells put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. For additional information on the put option program, see Note 14 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

The calculation of earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2003 and 2002 is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2003	2002	2003	2002
Earnings per common share
Net income	$2,738	$2,221	$5,162	$4,400
Preferred stock dividends	(1)	(1)	(2)	(2)

Net income available to common shareholders	$2,737	$2,220	$5,160	$4,398

Average common shares issued and outstanding	1,494,094	1,533,783	1,496,827	1,538,600

Earnings per common share	$1.83	$1.45	$3.45	$2.86

Diluted earnings per common share
Net income available to common shareholders	$2,737	$2,220	$5,160	$4,398
Preferred stock dividends	1	1	2	2

Net income available to common shareholders and assumed conversions	$2,738	$2,221	$5,162	$4,400

Average common shares issued and outstanding	1,494,094	1,533,783	1,496,827	1,538,600
Dilutive potential common shares(1, 2)	29,212	58,467	27,888	48,236

Total diluted average common shares issued and outstanding	1,523,306	1,592,250	1,524,715	1,586,836

Diluted earnings per common share	$1.80	$1.40	$3.39	$2.77

(1)	For the three months and six months ended June 30, 2003, average options to purchase 13 million and 16 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive. For the three months and six months ended June 30, 2002, average options to purchase 18 million and 23 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.
(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units and stock options.

Note 7—Business Segment Information

The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment.

Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels. The segment also includes commercial lending and treasury management services primarily to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers investment, fiduciary and comprehensive banking and credit expertise; asset management services to institutional clients, high-net-worth individuals and retail customers; and investment, securities and financial planning services to affluent and high-net-worth individuals. Global Corporate and Investment Banking provides capital raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for our corporate, commercial and institutional clients as well as traditional bank deposit and loan products, cash management and payment services to large corporations and institutional clients. Equity Investments includes Principal Investing, which is comprised of a diversified portfolio of investments in privately held and publicly traded companies at all stages, from start-up to buyout.

Corporate Other consists primarily of certain amounts associated with ALM activities and certain consumer finance and commercial lending businesses that are being liquidated. Beginning in the first quarter of 2003, net interest income from certain additional ALM activities was allocated directly to the business units. Prior periods have been restated to reflect this change in methodology. In addition, compensation expense related to stock-based employee compensation plans is included in Corporate Other.

Total revenue includes net interest income on a fully-taxable equivalent basis and noninterest income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income also reflects an allocation of net interest income generated by assets and liabilities used in the Corporation’s ALM activities.

The following table presents results of operations, selected performance ratios and selected average balance sheet categories for the three months and six months ended June 30, 2003 and 2002 for each business segment. Certain prior period amounts have been reclassified among segments to conform to the current period presentation.

Business Segment Summary

For the three months ended June 30
	Total Corporation		Consumer and Commercial Banking(1)		Asset Management(1)
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income(2)	$5,524	$5,262	$3,968	$3,713	$189	$185
Noninterest income	4,255	3,481	2,622	2,010	423	437

Total revenue	9,779	8,743	6,590	5,723	612	622
Provision for credit losses	772	888	522	449	3	143
Gains on sales of securities	296	93	2	6	—	—
Amortization of intangibles	54	55	45	44	1	1
Other noninterest expense	5,004	4,435	3,057	2,721	384	379

Income before income taxes	4,245	3,458	2,968	2,515	224	99
Income tax expense	1,507	1,237	1,097	928	80	33

Net income	$2,738	$2,221	$1,871	$1,587	$144	$66

Shareholder value added	$1,414	$834	$1,381	$1,056	$70	$(2)
Net interest yield (fully taxable-equivalent basis)	3.33%	3.75%	4.69%	5.34%	3.19%	2.98%
Return on average equity	21.9	18.5	38.5	33.1	21.1	11.4
Efficiency ratio (fully taxable-equivalent basis)	51.7	51.3	47.1	48.3	63.2	61.0
Average:
Total loans and leases	$350,279	$335,684	$187,811	$182,012	$22,866	$24,308
Total assets	774,644	646,599	362,036	303,119	25,657	26,150
Total deposits	405,307	365,986	306,447	280,161	12,710	11,776
Common equity/Allocated equity	50,212	48,213	19,510	19,249	2,751	2,337

For the three months ended June 30
	Global Corporate and Investment Banking(1)		Equity Investments(1)		Corporate Other
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income(2)	$1,204	$1,161	$(36)	$(41)	$199	$244
Noninterest income	1,058	1,145	24	(43)	128	(68)

Total revenue	2,262	2,306	(12)	(84)	327	176
Provision for credit losses	172	216	3	—	72	80
Gains (losses) on sales of securities	(4)	(18)	—	—	298	105
Amortization of intangibles	7	8	1	1	—	1
Other noninterest expense	1,412	1,288	28	8	123	39

Income before income taxes	667	776	(44)	(93)	430	161
Income tax expense	227	267	(16)	(38)	119	47

Net income	$440	$509	$(28)	$(55)	$311	$114

Shareholder value added	$175	$183	$(84)	$(120)	$(128)	$(283)
Net interest yield (fully taxable-equivalent basis)	2.07%	2.31%	n/m	n/m	n/m	n/m
Return on average equity	17.8	18.3	(5.5)%	(10.1)%	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	62.7	56.2	n/m	n/m	n/m	n/m
Average:
Total loans and leases	$51,285	$64,114	$414	$448	$87,903	$64,802
Total assets	286,247	238,412	6,153	6,255	94,551	72,663
Total deposits	66,900	63,770	—	—	19,250	10,279
Common equity/Allocated equity(3)	9,914	11,168	2,050	2,198	15,987	13,261

Business Segment Summary (continued)

For the six months ended June 30
	Total Corporation		Consumer and Commercial Banking(1)		Asset Management(1)
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income(2)	$10,885	$10,509	$7,700	$7,396	$368	$371
Noninterest income	7,940	6,921	4,923	3,977	822	849

Total revenue	18,825	17,430	12,623	11,373	1,190	1,220
Provision for credit losses	1,605	1,728	1,010	875	(1)	170
Gains on sale of securities	569	137	11	31	—	—
Amortization of intangibles	108	110	89	88	3	3
Other noninterest expense	9,667	8,874	6,030	5,454	750	734

Income before income taxes	8,014	6,855	5,505	4,987	438	313
Income tax expense	2,852	2,455	2,043	1,843	154	110

Net income	$5,162	$4,400	$3,462	$3,144	$284	$203

Shareholder value added	$2,554	$1,666	$2,480	$2,080	$136	$67
Net interest yield (fully taxable-equivalent basis)	3.42%	3.80%	4.70%	5.38%	3.13%	2.97%
Return on average equity	20.9	18.6	35.5	32.7	20.7	17.6
Efficiency ratio (fully taxable-equivalent basis)	51.9	51.5	48.5	48.7	63.3	60.4
Average:
Total loans and leases	$347,983	$331,765	$186,789	$181,721	$22,775	$24,550
Total assets	744,141	642,163	353,356	301,595	25,411	26,442
Total deposits	395,587	365,198	301,080	278,418	12,784	11,806
Common equity/Allocated equity	49,780	47,805	19,640	19,367	2,769	2,331

For the six months ended June 30
	Global Corporate and Investment Banking(1)		Equity Investments(1)		Corporate Other
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income(2)	$2,482	$2,325	$(73)	$(83)	$408	$500
Noninterest income	2,123	2,266	(46)	(29)	118	(142)

Total revenue	4,605	4,591	(119)	(112)	526	358
Provision for credit losses	444	481	4	—	148	202
Gains (losses) on sale of securities	(17)	(42)	—	—	575	148
Amortization of intangibles	14	16	1	1	1	2
Other noninterest expense	2,729	2,583	54	35	104	68

Income before income taxes	1,401	1,469	(178)	(148)	848	234
Income tax expense	480	502	(64)	(61)	239	61

Net income	$921	$967	$(114)	$(87)	$609	$173

Shareholder value added	$378	$306	$(225)	$(215)	$(215)	$(572)
Net interest yield (fully taxable-equivalent basis)	2.17%	2.37%	n/m	n/m	n/m	n/m
Return on average equity	18.2	17.1	(11.1)%	(8.2)%	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	59.6	56.6	n/m	n/m	n/m	n/m
Average:
Total loans and leases	$53,899	$65,552	$424	$437	$84,096	$59,505
Total assets	279,899	235,114	6,134	6,254	79,341	72,758
Total deposits	67,106	63,492	—	—	14,617	11,482
Common equity/Allocated equity(3)	10,214	11,380	2,064	2,159	15,093	12,568

n/m	= not meaningful
(1)	There were no material intersegment revenues among the segments.
(2)	Net interest income is presented on a fully taxable-equivalent basis.
(3)	Equity in Corporate Other is primarily unallocated.

Reconciliations of the four business segments’ revenue and net income to consolidated totals follow:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Segments’ revenue	$9,452	$8,567	$18,299	$17,072
Adjustments:
Asset and liability management activities(1)	232	32	396	25
Revenue associated with unassigned capital	171	183	343	344
Liquidating businesses	46	123	152	280
Fully taxable-equivalent basis adjustment	(159)	(168)	(311)	(262)
Other	(122)	(162)	(365)	(291)

Consolidated revenue	$9,620	$8,575	$18,514	$17,168

Segments’ net income	$2,427	$2,107	$ 4,553	$ 4,227
Adjustments, net of taxes:
Gains on sales of securities	200	71	385	99
Asset and liability management activities(1)	147	(30)	255	(41)
Earnings associated with unassigned capital	115	124	230	230
Liquidating businesses	(31)	11	(30)	23
Other	(120)	(62)	(231)	(138)

Consolidated net income	$2,738	$2,221	$ 5,162	$ 4,400

(1) Includeswhole mortgage loan sale gains.

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

Variable Interest Entities

In January 2003, the FASB issued FIN 46, which provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. As a result of the requirements of FIN 46, the Corporation will begin consolidating certain of our multi-seller conduits in the third quarter of 2003. As of June 30, 2003, the assets of these entities were approximately $15.0 billion. However, management is assessing alternatives with regards to these entities including restructuring the entities and/or alternative sources of cost-efficient funding for the Corporation’s customers and with the objective that the amount of assets that is ultimately consolidated at September 30, 2003 will be less than the $15.0 billion. The actual amount that will be consolidated and reported as of September 30, 2003 will depend on actions taken by the Corporation and its customers subsequent to June 30, 2003. FIN 46 requires that when entities are consolidated, the assets should be initially recorded at their carrying amounts at the date the requirements of the interpretation first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value on the first date the interpretation applies. Any difference between the net amount added to the Corporation’s Consolidated Balance Sheet and the amount of any previously recognized interest in the newly consolidated entity shall be recognized as the cumulative effect of an accounting change.

Revenues from administration, liquidity, letters of credit and other services provided to these entities were approximately $95 million and $82 million for the six months ended June 30, 2003 and 2002, respectively. There was no material impact to net income as a result of applying FIN 46 on July 1, 2003. At June 30, 2003, the Corporation’s liquidity and letter of credit exposure associated with the multi-seller conduits administered by the Corporation was approximately $18.1 billion.

Additionally, the Corporation has significant involvement with other VIEs that it will not likely consolidate because it is not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns, or both. These entities facilitate client transactions, and the Corporation functions as administrator for all of these and provides either liquidity and letters of credit or derivatives to the VIE. Total assets of these entities at June 30, 2003 were approximately $18.7 billion. At June 30, 2003, the Corporation’s loss exposure associated with these VIEs was approximately $14.4 billion, which is net of amounts syndicated. However, management does not believe any losses resulting from its involvement with these entities will be material.

See Notes 1 and 8 of the consolidated financial statements of the Corporation’s 2002 Annual Report for a more detailed discussion of special purpose financing entities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Corporation’s Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed in the Corporation’s 2002 Annual Report. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments and other similar financial instruments; political conditions and related actions by the United States military abroad which may adversely affect the company’s businesses and economic conditions as a whole; litigation liabilities, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as Internal Revenue Service or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation and state regulators; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

The Corporation is headquartered in Charlotte, North Carolina, operates in 21 states and the District of Columbia and has offices located in 30 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. At June 30, 2003, the Corporation had $769 billion in assets and approximately 133,000 full-time equivalent employees. Notes to the consolidated financial statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Performance overview for the six months ended June 30, 2003 compared to the same period in 2002:

Net income totaled $5.2 billion, or $3.39 per diluted common share, 17 percent and 22 percent increases, respectively, from $4.4 billion, or $2.77 per diluted common share. The return on average common shareholders’ equity was 21 percent compared to 19 percent.

For the first half of 2003, we continued to experience strong core business fundamentals in the areas of customer satisfaction and product/market performance that have created momentum for the remainder of the year.

Customer satisfaction continued to increase, resulting in better retention and increased opportunities to deepen relationships with our customers. Delighted or highly satisfied customers, those who rate us a 9 or 10 on a 10-point scale, increased 14 percent.

We increased net new consumer checking accounts by approximately 581,000 compared to a net increase of approximately 528,000 for all of 2002 driven by increased sales production and strong account retention.

Our active online banking customers reached 5.7 million, a 51 percent increase. This represents 37% of our active checking customers who use this service. Active bill pay customers increased more than 100 percent to 2.4 million. For the second quarter, active bill pay users paid over $10.9 billion of bills.

First mortgage originations increased $41.1 billion to $73.2 billion, as low mortgage interest rates drove home purchase and refinance volumes, coupled with expanded market coverage from our deployment of LoanSolutions®, which was first rolled out in the second quarter of 2002. Total mortgages funded through LoanSolutions® totaled $20.8 billion.

Banc of America Securities continued to maintain overall market share and gained in areas such as US equities, syndications and mortgage-backed securities.

Financial highlights for the six months ended June 30, 2003 compared to the same period in 2002:

Net interest income on a fully taxable-equivalent basis increased $376 million to $10.9 billion. This increase was driven by the impact of credit card loan growth, higher mortgage warehouse levels, higher trading-related net interest income and higher core funding levels, partially offset by reductions in the large corporate, foreign and middle market loans, and exited consumer loan businesses and the net negative impact of rates and discretionary portfolio repositioning in a declining rate environment. The net interest yield on a fully taxable-equivalent basis declined 38 basis points to 3.42% primarily due to the net negative impact of rates and discretionary portfolio repositioning in a declining rate environment and higher trading-related assets, partially offset by credit card loan growth and higher core funding levels.

Noninterest income increased $1.0 billion, primarily due to increases in mortgage banking income driven by gains from mortgage loans sold into the secondary market due to higher levels of refinancing activity and home purchases; card income; consumer-based fee income; and gains recognized in our whole mortgage loan portfolio as we sold some whole mortgage loans to manage prepayment risk due to the longer than anticipated low interest rate environment. Market-based trading activities, primarily credit fixed income showed strong results; however, these results were offset by trading losses in the commodity portfolio primarily due to the adverse impact on jet fuel prices from the outbreak of Severe Acute Respiratory Syndrome (SARS). Also offsetting trading profits were losses of $190 million on derivatives used to hedge credit risk in the loan portfolio and a net reduction in the value of our mortgage banking assets and the related derivative instruments of $162 million mainly attributed to lower interest rates and faster prepayment speeds. Other noninterest income included gains from whole mortgage loan sales of $524 million compared to $138 million. Other noninterest income also included equity in the earnings of our investment in Grupo Financiero Santander Serfin (GFSS) of $55 million.

Gains on sales of securities were $569 million compared to $137 million as we continued to reposition the discretionary portfolio to take advantage of interest rate fluctuations.

The provision for credit losses declined $123 million to $1.6 billion. Net charge-offs were $1.6 billion and represented 0.93 percent of average loans and leases, a decrease of 12 basis points. The decrease in net charge-offs in the commercial—domestic loan portfolio was partially offset by an increase in credit card net charge-offs.

Nonperforming assets decreased $832 million to $4.4 billion, or 1.23 percent of loans, leases and foreclosed properties at June 30, 2003 compared to 1.53 percent at December 31, 2002. This decline was primarily driven by reduced levels of inflows to nonperforming assets in Global Corporate and Investment Banking, together with loan sales and payoffs facilitated by higher levels of liquidity in the capital markets. In addition, commercial asset quality improved in Asset Management and Consumer and Commercial Banking.

Noninterest expense increased $791 million, primarily due to increases in personnel, professional fees, marketing, occupancy expense and data processing. Higher personnel costs resulted from increased costs of certain employee benefits, incentives and initiative related contract labor. Employee benefits expense increased as we began expensing stock options in the first quarter of 2003 and due to the impacts of a change in the expected long-term rate of return on plan assets to 8.5 percent for 2003 and a change in the discount rate from 7.25 percent in 2002 to 6.75 percent in 2003 for the Bank of America Pension Plan. Increase in professional fees was driven by increased litigation accruals of $145 million associated with pending litigation principally related to securities matters. Marketing expense increased primarily due to increased advertising and marketing investments in online banking and bill pay and card products. Higher occupancy costs were due to $32 million associated with vacating space in Tokyo and San Francisco related to exiting businesses and increased security and insurance expense. Data processing expense reflects increases in online bill payers and card processing due to higher volumes.

Income tax expense was $2.5 billion reflecting an estimated effective tax rate of 33.0 percent, compared to $2.2 billion and 33.3 percent, respectively.

Table 1

Selected Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2003	2002	2003	2002
Income statement
Net interest income	$5,365	$5,094	$10,574	$10,247
Noninterest income	4,255	3,481	7,940	6,921
Total revenue	9,620	8,575	18,514	17,168
Provision for credit losses	772	888	1,605	1,728
Gains on sales of securities	296	93	569	137
Noninterest expense	5,058	4,490	9,775	8,984
Income before income taxes	4,086	3,290	7,703	6,593
Income tax expense	1,348	1,069	2,541	2,193
Net income	2,738	2,221	5,162	4,400
Average common shares issued and outstanding (in thousands)	1,494,094	1,533,783	1,496,827	1,538,600
Average diluted common shares issued and outstanding (in thousands)	1,523,306	1,592,250	1,524,715	1,586,836

Performance ratios
Return on average assets	1.42%	1.38%	1.40%	1.38%
Return on average common shareholders' equity	21.86	18.47	20.90	18.55
Total equity to total assets (period end)	6.63	7.48	6.63	7.48
Total average equity to total average assets	6.49	7.47	6.70	7.45
Dividend payout ratio	35.06	41.40	37.21	41.93

Per common share data
Earnings	$1.83	$1.45	$3.45	$2.86
Diluted earnings	1.80	1.40	3.39	2.77
Dividends paid	0.64	0.60	1.28	1.20
Book value	34.06	31.47	34.06	31.47

Average balance sheet
Total loans and leases	$350,279	$335,684	$347,983	$331,765
Total assets	774,644	646,599	744,141	642,163
Total deposits	405,307	365,986	395,587	365,198
Long-term debt	62,767	60,410	62,071	61,058
Trust preferred securities	6,160	5,530	6,096	5,754
Common shareholders' equity	50,212	48,213	49,780	47,805
Total shareholders' equity	50,269	48,274	49,837	47,867

Capital ratios (period end)
Risk-based:
Tier 1 capital	8.08%	8.09%	8.08%	8.09%
Total capital	11.95	12.42	11.95	12.42
Leverage ratio	5.93	6.47	5.93	6.47

Market price per share of common stock
Closing	$79.03	$70.36	$79.03	$70.36
High	80.00	77.08	80.00	77.08
Low	67.20	66.82	64.26	57.51

Supplemental Financial Data

Shareholder value added (SVA) is a performance measure used in managing our growth strategy and is not defined in GAAP (generally accepted accounting principles). We also calculate certain measures, such as net interest income, core net interest income, net interest yield and efficiency ratio, on a fully taxable-equivalent basis. Other companies may define or calculate supplemental financial data differently. See Tables 2 and 3 for supplemental financial data for the three months and six months ended June 30, 2003 and 2002.

SVA is a key measure of performance used in managing our growth strategy orientation and strengthening our focus on generating long-term growth and shareholder value. SVA is used in measuring performance of our different business units and is an integral component for allocating resources. Each business segment has a goal for growth in SVA reflecting the individual segment’s business and customer strategy. Investment resources and initiatives are aligned with these SVA growth goals during the planning and forecasting process. Investment, relationship and profitability models all have SVA as a key measure to support the implementation of SVA growth goals. SVA is defined as cash basis earnings less a charge for the use of capital. Cash basis earnings is net income adjusted to exclude amortization of intangibles. The charge for the use of capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Equity is allocated to the business segments using a risk-adjusted methodology for each segment’s credit, market, country and operational risk. SVA increased 53 percent to $2.6 billion for the six months ended June 30, 2003 from the comparable 2002 period, due to both the $760 million increase in cash basis earnings and the decrease in capital charge, which was driven by the reduction in management’s estimate of the rate used to calculate the charge for the use of capital from 12% to 11% in the first quarter of 2003. See Table 2 for the calculation of SVA and Business Segment Operations beginning on page 25 for additional discussion on SVA.

We review net interest income on a fully taxable-equivalent basis, which is a performance measure used by management in operating the business, that we believe provides investors with a more accurate picture of the interest margin for comparative purposes. In this presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. For purposes of this calculation, we use the federal statutory tax rate. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable-equivalent basis is also used in the calculation of the efficiency ratio and the net interest yield. The efficiency ratio, which is calculated by dividing noninterest expense by total revenue, measures how much it costs to produce one dollar of revenue. Net interest income on a fully taxable-equivalent basis is also used in our business segment reporting.

Table 2

Supplemental Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Shareholder value added
Net income	$2,738	$2,221	$5,162	$4,400
Amortization expense	54	55	108	110
Capital charge	(1,378)	(1,442)	(2,716)	(2,844)

Shareholder value added	$1,414	$834	$2,554	$1,666

Fully taxable-equivalent basis data
Net interest income	$5,524	$5,262	$10,885	$10,509
Total revenue	9,779	8,743	18,825	17,430
Net interest yield	3.33%	3.75%	3.42%	3.80%
Efficiency ratio	51.73	51.34	51.93	51.54

Additionally, we review “core net interest income,” which adjusts reported net interest income on a fully taxable-equivalent basis for the impact of Global Corporate and Investment Banking’s trading-related activities and loans that we originated and sold into revolving credit card and commercial securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we take on the role of servicer and record servicing income and gains or losses on securitizations, where appropriate. For purposes of internal analysis, we combine trading-related net interest income with trading account profits, as discussed in the Global Corporate and Investment Banking business segment discussion beginning on page 28, as trading strategies are evaluated based on total revenue.

Table 3 below provides a reconciliation of net interest income on a taxable-equivalent basis presented in Tables 4 and 5 to core net interest income for the three months and six months ended June 30, 2003 and 2002:

Table 3

Core Net Interest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Net interest income
As reported on a fully taxable-equivalent basis	$5,524	$5,262	$10,885	$10,509
Trading-related net interest income	(552)	(469)	(1,160)	(902)
Impact of revolving securitizations	89	144	187	301

Core net interest income	$5,061	$4,937	$9,912	$9,908

Average earning assets
As reported	$663,500	$562,192	$638,435	$555,688
Trading-related earning assets	(169,626)	(124,409)	(164,040)	(118,762)
Impact of revolving securitizations	3,759	6,551	4,116	7,397

Core average earning assets	$497,633	$444,334	$478,511	$444,323

Net interest yield on earning assets
As reported	3.33%	3.75%	3.42%	3.80%
Impact of trading-related activities	0.70	0.64	0.70	0.61
Impact of revolving securitizations	0.04	0.06	0.04	0.07

Core net interest yield on earning assets	4.07%	4.45%	4.16%	4.48%

Core net interest income was virtually unchanged for the six months ended June 30, 2003 from the comparable 2002 period as credit card loan growth, higher mortgage warehouse levels and higher core funding levels were offset by reduced loan levels in the large corporate, foreign and middle market loans, and exited consumer loan businesses and the net negative impact of rates and discretionary portfolio repositioning in the declining rate environment.

Core average earning assets increased $34.2 billion for the six months ended June 30, 2003 from the comparable 2002 period primarily due to higher levels of residential mortgage and credit card loans, securities and loans held for sale, partially offset by reductions in loan levels in the large corporate, foreign and middle market loans, and exited consumer loan businesses.

The core net interest yield decreased 32 basis points for the six months ended June 30, 2003 from the comparable 2002 period mainly due to the net negative impact of rates and discretionary portfolio repositioning in the declining rate environment, partially offset by credit card loan growth and the impact of higher levels of core deposit funding.

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

See Note 1 of the consolidated financial statements for Recently Issued Accounting Pronouncements.

Business Segment Operations

We provide our customers and clients both traditional banking and nonbanking financial products and services through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain subsegments are managed through a single business segment. Descriptions of each business segment and subsegment can be found in the Corporation’s 2002 Annual Report on pages 32 through 36.

See Note 7 of the consolidated financial statements for additional business segment information, selected financial information for the business segments, reconciliations to consolidated amounts and information on Corporate Other. Certain prior period amounts have been reclassified among segments and their components to conform to the current period presentation.

Consumer and Commercial Banking

Our Consumer and Commercial Banking strategy is to attract, retain and deepen customer relationships. A critical component of that strategy includes continuously improving customer satisfaction. We believe this focus will help us achieve our goal of being recognized as the best retail bank in America. Customers reporting that they were delighted with their service increased 14 percent at June 30, 2003 compared to June 30, 2002. We added 581,000 net new checking accounts for the six months ended June 30, 2003, surpassing last year’s total net new checking growth of 528,000. This growth resulted from an 18 percent increase in sales production and strong account retention. Access to our services through online banking, which saw a 51 percent increase in active online subscribers, our network of domestic banking centers, card products, ATMs, telephone and internet channels, and our product innovations such as an expedited mortgage application process through LoanSolutions® contributed to revenue growth and success with our customers.

Net interest income increased $304 million primarily due to overall credit card portfolio and deposit growth. These increases were partially offset by the compression of deposit interest margins and the results of asset and liability management (ALM) activities. SVA increased 19 percent due to the increase in net income and the decrease in the capital charge due to the reduction in the rate used to calculate the charge for the use of capital. Net interest income was positively impacted by the $5.1 billion, or three percent, increase in average loans and leases for the six months ended June 30, 2003, compared to the same period in 2002, as an increase in consumer loans was partially offset by a decline in commercial loans. Average on-balance sheet credit card outstandings increased 28 percent, primarily due to new account growth and an increase in new advances on previously securitized balances that are recorded on our balance sheet after the revolving period of the securitization. Average managed credit card outstandings, which include securitized credit card loans, increased 11 percent. Average residential mortgage loans were relatively unchanged. A six percent increase in average direct/indirect loans and a three percent increase in average home equity lines also contributed to growth in the consumer loan portfolio. Average commercial loans declined three percent for the six months ended June 30, 2003, primarily due to the reduced demand for new loans, compared to the same period in 2002. However, compared to December 31, 2002, average commercial loans increased $2.4 billion as we began to see signs of growth driven by loans to home builders and more general industries.

Deposit growth also positively impacted net interest income. Higher consumer deposit balances as a result of our efforts to add new customers, as evidenced by the increase in net new checking accounts and money market accounts, higher escrow balances and customer preference for stable investments in these uncertain economic times, drove the $22.7 billion, or eight percent, increase in average deposits for the six months ended June 30, 2003.

Significant Noninterest Income Components
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Service charges	$1,072	$999	$2,125	$1,955
Mortgage banking income	559	136	964	331
Card income	762	621	1,443	1,198
Trading account profits	(49)	29	(170)	21

Increases in both corporate and consumer service charges led to the $170 million, or nine percent, increase in service charges. Increased levels of deposit fees from new account growth and favorable repricing drove the $148 million, or 11 percent, increase in consumer service charges. Corporate service charges increased $22 million, or four percent, as customers opted to pay service charges rather than maintain additional deposit balances in the current low rate environment.

Gains from mortgage loans sold into the secondary market, due to higher levels of refinancing activity and home purchases, drove the $633 million increase in mortgage banking income. Originated first mortgage loans increased $41.1 billion to $73.2 billion for the six months ended June 30, 2003 substantially the result of elevated refinancing levels. Subsequent to June 30, 2003, we saw a noticeable increase in mortgage rates and a decrease in mortgage applications. While we believe that the mix of channels we originate mortgages through should help to reduce the impact of future decreases in retail origination levels after the current refinancing boom fades away, we are not in a position to determine the ultimate impact on our mortgage banking business at this time. Gains from secondary loan sales increased $246 million to $225 million for the six months ended June 30, 2003 compared to the same period in 2002. First mortgage loan origination volume was composed of approximately $50.2 billion of retail loans and $23.0 billion of wholesale loans for the six months ended June 30, 2003, compared to $22.4 billion of retail loans and $9.7 billion of wholesale loans for the six months ended June 30, 2002. Increased mortgage prepayments resulting from the significant decrease in mortgage interest rates led to a $35.5 billion decline in the average portfolio of first mortgage loans serviced to $255.1 billion for the six months ended June 30, 2003.

Increases in both debit and credit card income resulted in the 20 percent increase in card income. The increase in debit card income of $83 million, or 23 percent, was primarily due to increases in purchase volumes, new account growth and higher activation and penetration levels. Higher interchange fees, primarily driven by increased credit card purchase volumes, as well as higher late and overlimit fees contributed to the $162 million, or 19 percent, increase in credit card income. Card income included activity from the securitized portfolio of $78 million and $72 million for the six months ended June 30, 2003 and 2002, respectively. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as we take on the role of servicer and record servicing income and gains or losses on securitizations, where appropriate. New advances under these previously securitized balances will be recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet and increasing net interest income and charge-offs, with a corresponding reduction in noninterest income. Beginning in the third quarter of 2003, we expect earnings to be impacted as a result of an agreement entered into by Visa U.S.A. For additional information regarding this agreement, see “Visa U.S.A. Settlement” on page 52.

Trading account profits represents the net mark-to-market adjustments on mortgage banking assets and related derivative instruments. Impacting trading account profits for the six months ended June 30, 2003 was a net reduction in the value of our mortgage banking assets and related derivative instruments of $162 million, primarily due to the impact of faster prepayment speeds. Mortgage banking assets decreased to $1.7 billion at June 30, 2003 compared to $2.1 billion at December 31, 2002 due to higher prepayments resulting in the decreased value of servicing in the lower interest rate environment.

Higher provision in the credit card loan portfolio, partially offset by a decline in provision for commercial loans resulted in a $135 million, or 15 percent, increase in the provision for credit losses. The increase in credit card provision was primarily attributable to the continued seasoning of outstandings from prior years’ new account growth, new advances on previously securitized balances, and current economic conditions including higher bankruptcies. Seasoning refers to the length of time passed since an account was opened. Commercial loan provision declined consistent with the improvement in credit quality.

Noninterest expense increased $577 million, or 10 percent, primarily due to increases in personnel expense, marketing and promotional fees and data processing expense. Personnel expense increased primarily as a result of higher incentive compensation driven by strong mortgage sales production. Marketing and promotional fees were up primarily due to increased advertising and marketing investments in online banking and bill pay and card products. The increase in data processing expense was primarily attributable to increases in online bill payers and card processing associated with higher volumes of activity.

Asset Management

Despite the drop in average market indices of more than 17 percent from a year ago, total revenue declined only $30 million, or two percent, for the six months ended June 30, 2003 and net income increased 40 percent, primarily due to a lower provision charge. SVA more than doubled as the increase in net income and the decrease in the capital charge were partially offset by an increase in capital levels. The increase in capital levels was driven by additional goodwill recorded in 2002 representing final contingent consideration in connection with the acquisition of the remaining 50 percent of Marsico Capital Management, LLC. All conditions related to this contingent consideration have been met. Asset Management is continuing to focus on expanding its distribution capabilities to better serve the financial needs of its clients across the franchise, and is on target with its goal to increase the number of financial advisors in 2003 by approximately 20 percent.

Client Assets
	June 30
(Dollars in billions)	2003	2002
Assets under management	$314.9	$295.2
Client brokerage assets	90.6	90.5
Assets in custody	47.9	41.0

Total client assets	$453.4	$426.7

Assets under management, which consist largely of mutual funds, equities and bonds, generate fees based on a percentage of their market value. Compared to a year ago, assets under management increased $19.7 billion, or seven percent, primarily due to increased investment flows in money market mutual funds, bonds and equities. Client brokerage assets, a source of commission revenue, remained relatively flat compared to a year ago. Client brokerage assets consist largely of investments in bonds, money market mutual funds, annuities and equities. Assets in custody increased $6.9 billion or 17 percent and represent trust assets managed for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Net interest income remained relatively flat as lower loan balances and the results of ALM activities were offset by growth in deposits and increased loan spreads. Average loans and leases declined $1.8 billion, or seven percent, for the six months ended June 30, 2003. Average deposits increased $978 million, or eight percent, for the six months ended June 30, 2003.

Significant Noninterest Income Components
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in billions)	2003	2002	2003	2002
Asset management fees(1)	$294	$300	$571	$571
Brokerage income	104	111	200	222

Total investment and brokerage services	$398	$411	$771	$793

(1) Includes personal and institutional asset management fees, mutual fund fees and fees earned on assets in custody.

Noninterest income decreased $27 million, or three percent for the six months ended June 30, 2003. This decline was primarily due to a decrease in brokerage income, consistent with the current years’ market environment. Declines in personal asset management fees were offset by increases in mutual fund fees.

Provision for credit losses decreased $171 million, primarily due to one large charge-off recorded in the second quarter of 2002.

Noninterest expense increased $16 million, or two percent, as increased expenses related to the addition of financial advisors over the past five quarters were partially offset by lower revenue-related incentive compensation.

Global Corporate and Investment Banking

Total revenue was relatively flat for the six months ended June 30, 2003, as increases in net interest income and investment banking income were offset by a decline in trading account profits. Net income decreased $46 million, or five percent. SVA increased by 24 percent as a result of lower economic capital and a decrease in the capital charge.

Net interest income increased $157 million, or seven percent, due to trading-related activities partially offset by lower loan levels and ALM activities. Average loans and leases declined $11.7 billion, or 18 percent, for the six months ended June 30, 2003.

Significant Noninterest Income Components
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Service charges	$290	$290	$583	$582
Investment and brokerage services	187	168	338	320
Investment banking income	462	443	835	771
Trading account profits	109	287	413	646

Noninterest income decreased $143 million, or six percent, for the six months ended June 30, 2003, as a decline in trading account profits was partially offset by increases in investment banking income and investment and brokerage services. Service charges remained flat.

Trading-related net interest income as well as trading account profits in noninterest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of our trading activities.

Trading-related Revenue in

Global Corporate and Investment Banking

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Net interest income(1)	$552	$469	$1,160	$902
Trading account profits	109	287	413	646

Total trading-related revenue	$661	$756	$1,573	$1,548

Revenue by product
Foreign exchange	$124	$139	$259	$268
Interest rate(1)	239	281	469	545
Credit(2)	279	202	658	451
Equities	100	104	215	229
Commodities	(81)	30	(28)	55

Total trading-related revenue	$661	$756	$1,573	$1,548

(1) Presented on a fully taxable-equivalent basis. (2) Credit includes credit fixed income and credit derivatives used for trading and credit risk management.

Trading-related revenue increased $25 million, as the $258 million increase in net interest income was partially offset by a $233 million decrease in trading account profits for the six months ended June 30, 2003. The overall increase was primarily due to an increase in revenue from credit related trading of $207 million. For the six months ended June 30, 2003 and 2002, credit trading related revenue included $190 million in losses and $65 million in gains from credit default swaps, that were used in the overall credit risk management of the loan portfolio. See “Concentrations of Credit Risk” on page 38 for a discussion on credit derivatives used in the credit risk management process. Adjusted for the impact of credit default swaps, credit fixed income trading increased by $462 million for the six months ended June 30, 2003 compared to the same period in 2002. This growth reflects the strength of our debt securities trading platform which capitalized on credit spreads tightening in the high grade and high yield markets. Additionally, revenues from commodities trading declined $83 million in 2003 primarily due to the adverse impact on jet fuel prices from the SARS outbreak and a decline in interest rate products of $76 million resulting from volatile markets after the war in Iraq.

Investment Banking Income in

Global Corporate and Investment Banking

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Securities underwriting	$293	$231	$493	$425
Syndications	112	120	214	188
Advisory services	43	80	102	138
Other	14	12	26	20

Total	$462	$443	$835	$771

Investment banking income increased $64 million, or eight percent, for the six months ended June 30, 2003. We continued to maintain overall market share and gained in areas such as U.S. equities, syndications and mortgage-backed securities. The market for securities underwriting declined for high grade and equity offerings; however, our continued strong market share in equity offerings resulted in a 16 percent increase in securities underwriting fees. We also continued to maintain strong market share in syndicated loan products, which drove an increase in syndication fees of $26 million. Advisory services income decreased $36 million.

Improved credit quality in our large corporate portfolio drove the $37 million, or eight percent, decrease in provision for credit losses. In addition to credit losses reflected in provision expense, included in other income for the six months ended June 30, 2003 were losses from writedowns of approximately $31 million related to partnership interests in leveraged leases to the airline industry.

Noninterest expense increased $144 million, or six percent, primarily due to higher expenses from ongoing litigation and costs associated with downsizing operations in South America and Asia.

While we have begun to see signs of improvement in some markets and realized success in portions of our trading business, it is anticipated that the remainder of 2003 will be challenging for the investment banking industry. We will continue to monitor market developments and take actions necessary to adjust resources accordingly to maintain our focus on revenue, net income and SVA.

Equity Investments

For the six months ended June 30, 2003, revenue decreased $7 million, or six percent and net income decreased $27 million, or 31 percent primarily due to reduced cash gains. The equity investment portfolio in Principal Investing was $5.8 billion at both June 30, 2003 and December 31, 2002.

Net interest income consists primarily of the internal funding cost associated with the carrying value of investments.

Equity Investment Gains (Losses) in Principal Investing

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Cash gains	$87	$135	$132	$285
Fair value adjustments	41	37	—	45
Impairments	(107)	(220)	(184)	(362)

Total	$21	$(48)	$(52)	$(32)

Noninterest income primarily consists of equity investment gains (losses). Weakness in the private equity markets for the six months ended June 30, 2003 was the primary driver for the increase in equity investment losses. Impairments recorded for the six months ended June 30, 2003 and 2002 were driven primarily by continuing depressed levels of economic activity across many sectors both domestically and internationally.

Risk Management

Our corporate governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate and risk planning. We derive our revenue from assuming and managing customer risk for profit. Through a robust governance structure, risk and return is evaluated with the goal of producing sustainable revenue, to reduce earnings volatility and increase shareholder value. Our business exposes us to four major risks: liquidity, credit, market and operational. For additional detail on risk management activities, see pages 36 through 37 of the Corporation’s 2002 Annual Report.

Table 4

Quarterly Average Balances and Interest Rates—Fully Taxable-Equivalent Basis

	Second Quarter 2003			First Quarter 2003
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$7,888	$39	1.99%	$6,987	$43	2.49%
Federal funds sold and securities purchased under agreements to resell	70,054	194	1.11	57,873	194	1.35
Trading account assets	99,129	1,022	4.13	99,085	1,053	4.27
Securities	95,614	1,028	4.30	67,784	793	4.69
Loans and leases(1):
Commercial—domestic	100,721	1,746	6.95	103,663	1,836	7.18
Commercial—foreign	18,004	170	3.79	18,876	156	3.35
Commercial real estate—domestic	20,039	218	4.36	19,955	215	4.37
Commercial real estate—foreign	305	3	3.95	301	3	3.88

Total commercial	139,069	2,137	6.16	142,795	2,210	6.27

Residential mortgage	120,754	1,703	5.64	113,695	1,582	5.59
Home equity lines	22,763	263	4.64	23,054	267	4.70
Direct/Indirect consumer	32,248	495	6.17	31,393	503	6.49
Consumer finance	7,244	137	7.58	8,012	154	7.76
Credit card	26,211	690	10.56	24,684	644	10.57
Foreign consumer	1,990	17	3.47	2,029	17	3.45

Total consumer	211,210	3,305	6.27	202,867	3,167	6.30

Total loans and leases	350,279	5,442	6.23	345,662	5,377	6.29

Other earning assets	40,536	429	4.24	35,701	417	4.71

Total earning assets(2)	663,500	8,154	4.92	613,092	7,877	5.18

Cash and cash equivalents	23,203			21,699
Other assets, less allowance for credit losses	87,941			78,508

Total assets	$774,644			$713,299

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$24,420	$35	0.58%	$22,916	$34	0.59%
NOW and money market deposit accounts	146,284	295	0.81	142,338	291	0.83
Consumer CDs and IRAs	69,506	742	4.28	66,937	695	4.21
Negotiable CDs, public funds and other time deposits	12,912	45	1.41	3,598	16	1.78

Total domestic interest-bearing deposits	253,122	1,117	1.77	235,789	1,036	1.78

Foreign interest-bearing deposits(3):
Banks located in foreign countries	16,150	87	2.16	14,218	80	2.27
Governments and official institutions	2,392	8	1.42	1,785	6	1.31
Time, savings and other	19,209	57	1.18	18,071	61	1.38

Total foreign interest-bearing deposits	37,751	152	1.61	34,074	147	1.75

Total interest-bearing deposits	290,873	1,269	1.75	269,863	1,183	1.78

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	152,722	514	1.35	123,041	453	1.49
Trading account liabilities	38,610	316	3.28	34,858	308	3.58
Long-term debt and trust preferred securities	68,927	531	3.08	67,399	572	3.40

Total interest-bearing liabilities(2)	551,132	2,630	1.91	495,161	2,516	2.05

Noninterest-bearing sources:
Noninterest-bearing deposits	114,434			115,897
Other liabilities	58,809			52,841
Shareholders’ equity	50,269			49,400

Total liabilities and shareholders’ equity	$774,644			$713,299

Net interest spread			3.01			3.13
Impact of noninterest-bearing sources			0.32			0.39

Net interest income/yield on earning assets		$5,524	3.33%		$5,361	3.52%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $587 and $576 in the second and first quarters of 2003 and $517, $397 and $509 in the fourth, third and second quarters of 2002, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $28 and $46 in the second and first quarters of 2003 and $62, $69 and $65 in the fourth, third and second quarters of 2002, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 49.
(3)	Primarily consists of time deposits in denominations of $100,000 or more.

	Fourth Quarter 2002`			Third Quarter 2002			Second Quarter 2002
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$8,853	$56	2.49%	$10,396	$63	2.41%	$10,673	$63	2.37%
Federal funds sold and securities purchased under agreements to resell	49,169	208	1.68	40,294	178	1.76	48,426	270	2.23
Trading account assets	84,181	994	4.71	85,129	1,017	4.76	78,113	961	4.93
Securities	83,751	1,078	5.15	76,484	1,120	5.85	67,291	939	5.59
Loans and leases(1):
Commercial—domestic	105,333	1,777	6.70	106,039	1,728	6.47	111,522	1,887	6.78
Commercial—foreign	20,538	180	3.48	21,256	206	3.85	21,454	212	3.97
Commercial real estate—domestic	20,359	245	4.77	20,576	265	5.10	21,486	258	4.83
Commercial real estate—foreign	426	4	3.93	425	4	3.92	393	5	5.14

Total commercial	146,656	2,206	5.97	148,296	2,203	5.90	154,855	2,362	6.12

Residential mortgage	108,019	1,699	6.28	104,590	1,733	6.61	94,726	1,602	6.77
Home equity lines	23,347	300	5.10	23,275	314	5.35	22,579	305	5.41
Direct/Indirect consumer	30,643	523	6.76	30,029	530	7.01	30,021	542	7.25
Consumer finance	8,943	174	7.75	10,043	201	7.97	11,053	226	8.20
Credit card	23,535	613	10.33	22,263	583	10.38	20,402	510	10.01
Foreign consumer	1,956	17	3.48	1,988	19	3.83	2,048	19	3.71

Total consumer	196,443	3,326	6.74	192,188	3,380	7.00	180,829	3,204	7.10

Total loans and leases	343,099	5,532	6.41	340,484	5,583	6.52	335,684	5,566	6.65

Other earning assets	32,828	417	5.07	27,461	387	5.61	22,005	353	6.42

Total earning assets(2)	601,881	8,285	5.48	580,248	8,348	5.73	562,192	8,152	5.81

Cash and cash equivalents	21,242			20,202			21,200
Other assets, less allowance for credit losses	72,345			68,699			63,207

Total assets	$695,468			$669,149			$646,599

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$22,142	$35	0.63%	$22,047	$36	0.64%	$21,841	$34	0.64%
NOW and money market deposit accounts	137,229	325	0.94	132,939	362	1.08	129,856	346	1.07
Consumer CDs and IRAs	66,266	728	4.36	67,179	746	4.40	68,015	764	4.51
Negotiable CDs, public funds and other time deposits	3,400	17	1.97	4,254	51	4.73	4,635	30	2.43

Total domestic interest-bearing deposits	229,037	1,105	1.91	226,419	1,195	2.09	224,347	1,174	2.10

Foreign interest-bearing deposits(3):
Banks located in foreign countries	15,286	104	2.70	17,044	123	2.85	14,048	108	3.10
Governments and official institutions	1,737	7	1.68	2,188	10	1.85	2,449	12	1.89
Time, savings and other	17,929	76	1.68	18,686	86	1.83	18,860	90	1.91

Total foreign interest-bearing deposits	34,952	187	2.12	37,918	219	2.29	35,357	210	2.38

Total interest-bearing deposits	263,989	1,292	1.94	264,337	1,414	2.12	259,704	1,384	2.14

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	123,434	558	1.79	108,281	526	1.93	97,579	529	2.17
Trading account liabilities	30,445	289	3.77	33,038	342	4.11	31,841	344	4.34
Long-term debt and trust preferred securities	65,702	609	3.71	64,880	601	3.71	65,940	633	3.84

Total interest-bearing liabilities(2)	483,570	2,748	2.26	470,536	2,883	2.44	455,064	2,890	2.55

Noninterest-bearing sources:
Noninterest-bearing deposits	117,392			109,596			106,282
Other liabilities	46,432			42,365			36,979
Shareholders' equity	48,074			46,652			48,274

Total liabilities and shareholders’ equity	$695,468			$669,149			$646,599

Net interest spread			3.22			3.29			3.26
Impact of noninterest-bearing sources			0.44			0.46			0.49

Net interest income/yield on earning assets		$5,537	3.66%		$5,465	3.75%		$5,262	3.75%

Table 5

Average Balances and Interest Rates—Fully Taxable-Equivalent Basis

	Six Months Ended June 30
	2003			2002
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$7,440	$82	2.22%	$10,459	$124	2.40%
Federal funds sold and securities purchased under agreements to resell	63,997	388	1.22	46,564	485	2.09
Trading account assets	99,107	2,075	4.20	74,384	1,849	4.99
Securities	81,776	1,821	4.45	70,399	1,902	5.41
Loans and leases(1):
Commercial—domestic	102,184	3,581	7.07	113,829	3,865	6.84
Commercial—foreign	18,437	327	3.57	21,684	438	4.07
Commercial real estate—domestic	19,997	433	4.36	21,866	533	4.92
Commercial real estate—foreign	303	6	3.92	391	9	4.57

Total commercial	140,921	4,347	6.22	157,770	4,845	6.19

Residential mortgage	117,243	3,285	5.62	87,953	2,991	6.82
Home equity lines	22,908	531	4.67	22,296	599	5.42
Direct/Indirect consumer	31,824	998	6.32	30,191	1,092	7.30
Consumer finance	7,626	291	7.67	11,590	481	8.34
Credit card	25,452	1,333	10.57	19,895	1,000	10.13
Foreign consumer	2,009	34	3.46	2,070	38	3.71

Total consumer	207,062	6,472	6.28	173,995	6,201	7.17

Total loans and leases	347,983	10,819	6.26	331,765	11,046	6.70

Other earning assets	38,132	846	4.46	22,117	711	6.47

Total earning assets(2)	638,435	16,031	5.05	555,688	16,117	5.83

Cash and cash equivalents	22,455			21,616
Other assets, less allowance for credit losses	83,251			64,859

Total assets	$744,141			$642,163

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$23,672	$69	0.59%	$21,281	$67	0.64%
NOW and money market deposit accounts	144,322	586	0.82	128,544	681	1.07
Consumer CDs and IRAs	68,228	1,437	4.25	68,683	1,494	4.39
Negotiated CDs, public funds and other time deposits	8,281	61	1.49	4,654	62	2.63

Total domestic interest-bearing deposits	244,503	2,153	1.78	223,162	2,304	2.08

Foreign interest-bearing deposits(3):
Banks located in foreign countries	15,189	167	2.21	14,752	215	2.94
Governments and official institutions	2,090	14	1.37	2,675	26	1.93
Time, savings and other	18,643	118	1.27	19,238	183	1.92

Total foreign interest-bearing deposits	35,922	299	1.68	36,665	424	2.33

Total interest-bearing deposits	280,425	2,452	1.76	259,827	2,728	2.12

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	137,964	967	1.41	92,255	1,006	2.20
Trading account liabilities	36,745	624	3.42	31,455	629	4.03
Long-term debt and trust preferred securities	68,167	1,103	3.24	66,812	1,245	3.73

Total interest-bearing liabilities(2)	523,301	5,146	1.98	450,349	5,608	2.51

Noninterest-bearing sources:
Noninterest-bearing deposits	115,162			105,371
Other liabilities	55,841			38,576
Shareholders’ equity	49,837			47,867

Total liabilities and shareholders’ equity	$744,141			$642,163

Net interest spread			3.07			3.32
Impact of noninterest-bearing sources			0.35			0.48

Net interest income/yield on earning assets		$10,885	3.42%		$10,509	3.80%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $1,163 and $1,069 in the six months ended June 30, 2003 and 2002, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $74 and $10 in the six months ended June 30, 2003 and 2002, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 49.
(3)	Primarily consists of time deposits in denominations of $100,000 or more.

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

One ratio used to monitor liquidity trends is the “loan to domestic deposit” (LTD) ratio. The LTD ratio was 93 and 97 percent at June 30, 2003 and December 31, 2002, respectively.

We originate loans both for retention on the balance sheet and for distribution. As part of our originate-to-distribute strategy, commercial loan originations are distributed through syndication structures, and residential mortgages originated by the mortgage group are frequently distributed in the secondary market. In connection with our balance sheet management activities, we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of new market conditions.

Deposits and Other Funding Sources

Deposits are a key source of funding. Tables 4 and 5 provide information on the average amounts of deposits and the rates paid by deposit category. Average deposits increased $30.4 billion to $395.6 billion for the six months ended June 30, 2003 compared to the same period in 2002 due to a $21.3 billion increase in average domestic interest-bearing deposits and a $9.8 billion increase in average noninterest-bearing deposits, partially offset by a $743 million decrease in average foreign interest-bearing deposits. We typically categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $27.5 billion to $351.4 billion for the six months ended June 30, 2003. The increase was due to significant growth in net new checking accounts, increased money market accounts due to an emphasis on total relationship balances and customer preference for stable investments in these uncertain economic times, partially offset by a decline in consumer CDs and IRAs which was primarily driven by a change in product mix to money market and other deposit accounts. Market-based deposit funding increased $2.9 billion to $44.2 billion for the six months ended June 30, 2003, as we were able to utilize more core and market-based deposits to fund loans and other assets. Deposits on average represented 53 percent and 57 percent of total sources of funds for the six months ended June 30, 2003 and 2002, respectively.

Additional sources of funds include short-term borrowings, long-term debt and shareholders’ equity. Average short-term borrowings, a relatively low-cost source of funds, were up $45.7 billion to $138.0 billion for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to increases in repurchase agreements, which were used to fund asset growth. For the six months ended June 30, 2003, issuances and repayments of long-term debt were $5.9 billion and $6.5 billion, respectively.

Subsequent to June 30, 2003 and through August 4, 2003, we issued $1.8 billion of long-term senior and subordinated debt, with maturities ranging from 2004 to 2033.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. These types of obligations are more fully discussed in Note 5 of the consolidated financial statements and Notes 11 and 12 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

Many of our lending relationships contain both funded and unfunded elements. The funded portion is represented by the average balance sheet levels. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. Loan commitments were flat at June 30, 2003 compared to December 31, 2002 as an increase in consumer commitments of $5.1 billion was offset by a $4.6 billion decrease in commercial commitments.

These commitments, as well as guarantees, are more fully discussed in Note 5 of the consolidated financial statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date.

          Table 6

          Credit Extension Commitments

June 30, 2003

(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments(1)	$88,137	$125,122	$213,259
Standby letters of credit and financial guarantees	19,484	11,009	30,493
Commercial letters of credit	3,229	309	3,538

Legally binding commitments	110,850	136,440	247,290
Credit card lines	77,403	—	77,403

Total	$188,253	$136,440	$324,693

(1)    Equity commitments of $2,055 and $2,197 primarily related to obligations to fund existing venture capital equity investments were included in loan commitments at June 30, 2003 and December 31, 2002, respectively.

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

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At June 30, 2003 and December 31, 2002, we had off-balance sheet liquidity commitments and SBLCs to these financing entities of $32.3 billion and $34.2 billion, respectively. Substantially all of these liquidity commitments and SBLCs mature within one year. Net revenues earned from fees associated with these financing entities were approximately $108 million and $151 million for the six months ended June 30, 2003 and 2002, respectively.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46) that addresses off-balance sheet financing entities. As a result of the requirements of the interpretation, we will begin consolidating certain of our multi-seller conduits in the third quarter of 2003. As of June 30, 2003, the assets of these entities were approximately $15.0 billion. However, we are assessing alternatives with regards to these entities including restructuring the entities and/or alternative sources of cost-efficient funding for our customers and with the objective that the amount of assets that is ultimately consolidated at September 30, 2003 will be less than the $15.0 billion. The actual amount that will be consolidated and reported as of September 30, 2003 will depend on actions taken by us and our customers subsequent to June 30, 2003. The interpretation requires that when entities are consolidated, the assets should be initially recorded at their carrying amounts at the date the requirements of the interpretation first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value on the first date the interpretation applies. Any difference between the net amount added to our Consolidated Balance Sheet and the amount of any previously recognized interest in the newly consolidated entity shall be recognized as the cumulative effect of an accounting change. Revenues from administration, liquidity, letters of credit and other services provided to these entities were approximately $95 million and $82 million for the six months ended June 30, 2003 and 2002, respectively. There was no material impact to net income as a result of applying FIN 46 on July 1, 2003. See Note 1 of the consolidated financial statements in the Corporation’s 2002 Annual Report for a discussion regarding management’s estimated impact of FIN 46 in 2003.

In addition, to control our capital position, diversify funding sources and provide customers with commercial paper investments, from time to time we will sell assets to off-balance sheet commercial paper entities. These entities are not subject to the provisions of FIN 46 and thus, consolidation beginning in the third quarter is not an issue. The commercial paper entities are special purpose entities that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. Assets sold to the entities consist primarily of high-grade corporate or municipal bonds, collateralized debt obligations and asset-backed securities. The purpose and use of these types of entities are more fully discussed in the Corporation’s 2002 Annual Report beginning on page 39.

We also receive fees for the services we provide to the entities, and we manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. Derivative activity related to these entities is included in Note 3 of the consolidated financial statements. At both June 30, 2003 and December 31, 2002, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to the financing entities of $5.2 billion and $4.5 billion, respectively. Substantially all of these liquidity commitments, SBLCs and other financial guarantees mature within one year. Net revenues earned from fees associated with these entities were $22 million and $27 million for the six months ended June 30, 2003 and 2002, respectively.

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

Capital Management

Shareholders’ equity was $51.0 billion at June 30, 2003 compared to $50.3 billion at December 31, 2002, an increase of $697 million. The increase was driven by net income, shares issued under employee plans and net unrealized gains in available-for-sale and marketable equity securities partially offset by share repurchases, dividends paid and net unrealized losses on derivatives. The net impact to earnings per share of share repurchases and issuances under employee plans for the first half of 2003 was $0.01 per share. We anticipate that future share repurchases will at least equal shares issued under our various stock option plans. For additional discussion on share repurchases, see Note 6 of the consolidated financial statements.

As part of the SVA calculation, equity is allocated to business units based on an assessment of risk. The allocated amount of capital varies according to the characteristics of the individual product offerings within the business units. Capital is allocated separately based on the following types of risk: credit, market, country and operational. For additional information on economic capital, see Capital Management on page 41 of the Corporation’s 2002 Annual Report.

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 7 are the regulatory risk-based capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A. and Bank of America, N.A. (USA) at June 30, 2003 and December 31, 2002. At June 30, 2003 and December 31, 2002, the Corporation was classified as well-capitalized for regulatory purposes, the highest classification.

The accounting treatment of Trust Preferred Securities (trust securities) is currently under review with respect to FIN 46. The trust securities are currently included in the Tier I capital ratio. Depending on the accounting resolution, the trust securities may no longer qualify for Tier I capital treatment, but instead would qualify for Tier II capital. On July 2, 2003, the Federal Reserve issued a Supervision and Regulation Letter (the letter) requiring that Bank Holding Companies continue to follow the current instructions for reporting trust securities in its regulatory reports. The effect of the letter is that the Corporation will continue to report the trust securities in Tier I capital until further notice from the Federal Reserve. As of June 30, 2003, the Corporation was classified as “well-capitalized” for regulatory purposes, the highest classification. The Corporation’s classification would have remained well-capitalized had the Federal Reserve not issued its July 2, 2003 guidance.

Table 7

Regulatory Capital

	June 30, 2003			December 31, 2002
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Tier 1 Capital
Bank of America Corporation	8.08%	$45,192	$22,373	8.22%	$43,012	$20,930
Bank of America, N.A.	8.17	40,101	19,644	8.61	40,072	18,622
Bank of America, N.A. (USA)	9.10	2,646	1,164	8.95	2,346	1,049
Total Capital
Bank of America Corporation	11.95	66,863	44,746	12.43	65,064	41,860
Bank of America, N.A.	10.79	52,982	39,287	11.40	53,091	37,244
Bank of America, N.A. (USA)	11.94	3,474	2,327	11.97	3,137	2,098
Leverage
Bank of America Corporation	5.93	45,192	30,502	6.29	43,012	27,335
Bank of America, N.A.	6.53	40,101	24,555	7.02	40,072	22,846
Bank of America, N.A. (USA)	9.76	2,646	1,085	9.58	2,346	980

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Credit Risk Management

Credit risk arises from the inability of a customer to meet its repayment obligation. Credit risk exists in our outstanding loans and leases, derivative assets, letters of credit and financial guarantees, acceptances and unfunded loan commitments. For additional information on derivatives and credit extension commitments, see Notes 3 and 5 of the consolidated financial statements. Credit exposure (defined to include loans and leases, letters of credit, derivatives, acceptances, assets held for sale and binding unfunded commitments) associated with a client represents the maximum loss potential arising from all these product classifications, except for derivative positions where current mark to market values represent credit exposure without giving consideration to future mark to market changes. Our commercial and consumer credit extension and review procedures take into account credit exposures that are both funded and unfunded.

Commercial and Consumer Portfolio Credit Risk Management

We manage credit risk associated with our business activities based on the risk profile of the borrower, repayment source and the nature of underlying collateral given current events and conditions. At a macro level, we segregate our loans into two major groups—commercial and consumer. For a detailed discussion of our credit risk management process associated with these portfolios, see pages 41 through 42 of the Corporation’s 2002 Annual Report.

Table 8 presents outstanding loans and leases.

Table 8

Outstanding Loans and Leases

	June 30, 2003		December 31, 2002
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial—domestic	$97,099	27.0%	$105,053	30.6%
Commercial—foreign	17,473	4.8	19,912	5.8
Commercial real estate—domestic	19,922	5.5	19,910	5.8
Commercial real estate—foreign	264	0.1	295	0.1

Total commercial	134,758	37.4	145,170	42.3

Residential mortgage	133,831	37.2	108,197	31.6
Home equity lines	22,670	6.3	23,236	6.8
Direct/Indirect consumer	32,786	9.1	31,068	9.1
Consumer finance	6,874	1.9	8,384	2.4
Credit card	27,419	7.6	24,729	7.2
Foreign consumer	1,967	0.5	1,971	0.6

Total consumer	225,547	62.6	197,585	57.7

Total	$360,305	100.0%	$342,755	100.0%

Concentrations of Credit Risk

Portfolio credit risk is evaluated with a goal that concentrations of credit exposure do not result in unacceptable levels of risk. Concentrations of credit exposure can be measured by industry, product, geography and customer relationship. Risk due to borrower concentrations is more prevalent in the commercial portfolio. We review non-real estate commercial loans by industry and commercial real estate loans by geographic location and by property type. Additionally, within our international portfolio, we also evaluate borrowings by region and by country. Tables 9, 10 and 11 summarize these concentrations.

We use credit derivatives (primarily single name and basket credit default swaps) with the goal of providing credit protection for loan counterparties on loans and loan commitments. These credit derivatives are marked to market, and gains or losses are recorded in trading account profits. At June 30, 2003 and December 31, 2002, the notional amount of these credit derivatives was $16.9 billion and $16.7 billion, respectively.

Within the commercial loan portfolio, we remain vulnerable to certain weak industries and regions. These areas of weakness are the same ones we have highlighted over the past few quarters—airlines (transportation industry), emerging markets, merchant energy (included in the utilities and energy industries), media, and telecommunications services.

Table 9 reflects significant industry non-real estate outstanding commercial loans and leases by Standard and Poor’s industry classifications.

Table 9

Significant Industry Non-Real Estate Outstanding

Commercial Loans and Leases

(Dollars in millions)	June 30, 2003	December 31, 2002
Retailing	$ 11,516	$ 10,572
Transportation	8,026	8,030
Leisure and sports, hotels and restaurants	7,694	8,139
Food, beverage and tobacco	7,038	7,335
Materials	6,880	7,972
Education and government	6,553	5,624
Capital goods	6,393	7,088
Commercial services and supplies	5,997	6,449
Diversified financials	5,985	8,344
Utilities	4,088	5,590
Health care equipment and services	3,885	3,912
Media	3,802	5,911
Energy	2,766	3,076
Religious and social organizations	2,639	2,426
Telecommunications services	2,516	3,105
Consumer durables and apparel	2,494	2,591
Banks	1,392	1,881
Food and drug retailing	1,258	1,344
Automobiles and components	1,192	1,024
Insurance	1,182	1,616
Technology hardware and equipment	1,076	1,368
Other(1)	20,200	21,568

Total	$114,572	$124,965

(1)	At June 30, 2003 and December 31, 2002, Other includes $9,662 and $9,090, respectively, of loans outstanding to individuals and trusts, representing 2.7% of total outstanding loans and leases for both period ends. The remaining balance in Other includes loans to industries which primarily include software and services, pharmaceuticals and biotechnology, and household and personal products.

Table 10 presents outstanding commercial real estate loans by geographic region and by property type. The amounts presented do not include outstanding loans and leases which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the outstandings presented do not include commercial loans secured by owner-occupied real estate. As depicted in the table, we believe the commercial real estate portfolio is well-diversified in terms of both geographic region and property type.

          Table 10

          Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30, 2003	December 31, 2002
By Geographic Region(1)
California	$4,767	$4,769
Southwest	3,027	2,945
Florida	2,739	2,424
Northwest	2,001	2,067
Midwest	1,719	1,696
Mid-Atlantic	1,467	1,332
Carolinas	1,238	1,324
Midsouth	1,221	1,166
Northeast	665	667
Geographically diversified	607	1,075
Other states	471	445
Non-US	264	295

Total	$20,186	$20,205

By Property Type
Office buildings	$3,777	$3,978
Residential	3,555	3,153
Apartments	3,522	3,556
Shopping centers/retail	2,294	2,549
Industrial/warehouse	1,936	1,898
Land and land development	1,500	1,309
Hotels/motels	737	853
Multiple use	601	718
Miscellaneous commercial	349	378
Other	1,915	1,813

Total	$20,186	$20,205

(1) Distribution based on geographic location of collateral.

Foreign Portfolio

Table 11 sets forth regional foreign exposure to countries defined as emerging markets at June 30, 2003.

Table 11

Emerging Markets

(Dollars in millions)	Local and Loan Commitments	Other Financing (1)	Derivative Assets	Securities/ Other Investments (2)	Total Cross- border Exposure (3)	Gross Local Country Exposure (4)	Total Foreign Exposure June 30, 2003	Increase/ (Decrease) from December 31, 2002
Region/Country
Asia
China	$54	$18	$42	$26	$140	$62	$202	$(42)
Hong Kong(5)	151	59	100	116	426	3,477	3,903	99
India	406	173	61	247	887	937	1,824	451
Indonesia	56	—	18	26	100	2	102	(18)
South Korea	584	583	28	67	1,262	841	2,103	867
Malaysia	8	4	—	11	23	146	169	(71)
Pakistan	5	—	—	—	5	—	5	(2)
Philippines	26	27	3	13	69	57	126	(30)
Singapore	191	9	78	3	281	1,116	1,397	(271)
Taiwan	283	87	44	—	414	580	994	(95)
Thailand	71	5	20	26	122	194	316	53
Other	3	18	1	—	22	84	106	10

Total	$1,838	$983	$395	$535	$3,751	$7,496	$11,247	$951

Central and Eastern Europe
Russian Federation	$—	$—	$—	$4	$4	$2	$6	$1
Turkey	10	3	—	24	37	—	37	(21)
Other	15	13	30	152	210	19	229	(72)

Total	$25	$16	$30	$180	$251	$21	$272	$(92)

Latin America
Argentina	$197	$30	$2	$109	$338	$74	$412	$(53)
Brazil	253	228	37	94	612	255	867	(308)
Chile	57	22	7	8	94	—	94	(47)
Colombia	50	9	5	4	68	—	68	(20)
Mexico	777	152	123	1,967	3,019	197	3,216	1,627
Venezuela	101	1	—	120	222	—	222	(10)
Other	128	54	1	37	220	—	220	(5)

Total	$1,563	$496	$175	$2,339	$4,573	$526	$5,099	$1,184

Total	$3,426	$1,495	$600	$3,054	$8,575	$8,043	$16,618	$2,043

(1)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(2)	Amounts outstanding in the table above for Philippines, Argentina, Mexico, Venezuela and Latin America Other have been reduced by $13, $94, $0, $147, and $41, respectively, at June 30, 2003, and $12, $90, $505, $131 and $37, respectively, at December 31, 2002. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.
(3)	Cross-border exposure includes amounts payable to the Corporation by residents of countries other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with Federal Financial Institutions Examinations Council (FFIEC) reporting rules.
(4)	Gross local country exposure includes amounts payable to the Corporation by residents of countries in which the credit is booked, regardless of the currency in which the claim is denominated. Management does not net local funding or liabilities against local exposures as allowed by the FFIEC.
(5)	Gross local country exposure to Hong Kong consisted of $1,900 of consumer loans and $1,577 of commercial exposure at June 30, 2003 compared to $1,828 of consumer loans and $1,572 of commercial exposure at December 31, 2002. The consumer loans were collateralized primarily by residential real estate. The commercial exposure was primarily to local clients and was diversified across many industries.

At June 30, 2003, foreign exposure to entities in countries defined as emerging markets increased 14 percent to $16.6 billion compared to December 31, 2002 with the bulk of the emerging markets exposure in Asia. Growth in Latin America was attributable to our investment in the Mexican entity GFSS, partially offset by a reduction in Brady Bonds that were called during the second quarter. Exposure was down in the rest of Latin America, particularly in Brazil due to decreased trading activity with the Federative Republic of Brazil as well as a reduction in equity investments. Growth in Asian emerging markets was largely concentrated in South Korea due to an increase in secured transactions and due to increased trading of Indian government securities as well as an increase in guarantees. Offsetting growth in Asian emerging markets was a decline in Singapore due to a decrease in client activity.

During the first half of 2003, economic volatility in Latin America was somewhat reduced; however, we believe that growth in the region will remain sluggish. Our business strategy continues to be the active reduction of our loan and loan-related activities in much of Latin America, particularly in Brazil and Argentina.

During the first quarter of 2003, we announced our intention to restructure operations to concentrate on the Global Treasury Services business in Brazil. In support of this decision, we reduced our credit exposure by 26 percent to $867 million for the six months ended June 30, 2003. The primary components of our exposure at June 30, 2003 were $490 million of traditional credit exposure (loans, letters of credit, etc.) and $188 million of Brazilian government securities. Derivatives exposure totaled $37 million. At June 30, 2003 and December 31, 2002, the allowance for credit losses related to Brazil consisted of $73 million and $60 million, respectively, related to traditional credit exposure. Nonperforming loans in Brazil were $77 million at June 30, 2003 compared to $90 million at December 31, 2002.

During the six months ended June 30, 2003, we reduced our credit exposure in Argentina by 11 percent to $412 million. Of that amount, $234 million represented traditional credit exposure (loans, letters of credit, etc.) predominantly to Argentine subsidiaries of foreign multinational corporations. Additional credit exposure was attributable to $107 million in Argentina government bonds. For the six months ended June 30, 2003, net charge-offs totaled $50 million. The allowance for credit losses related to Argentina was $117 million and $177 million at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, Argentine nonperforming loans were $204 million and $278 million, respectively.

Nonperforming Assets and Net Charge-offs

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that principal and interest are not expected to be fully collected in accordance with its contractual terms. Nonperforming asset levels, presented in Table 12, declined primarily due to decreases in the large corporate and middle market portfolios. Sales of nonperforming assets for the six months ended June 30, 2003 totaled $629 million, comprised of $594 million of nonperforming commercial loans, $5 million of nonperforming consumer loans and $30 million of foreclosed properties. Sales of nonperforming assets for the six months ended June 30, 2002 totaled $414 million, comprised of $209 million of nonperforming commercial loans, $105 million of nonperforming consumer loans and $100 million of foreclosed properties.

Nonperforming commercial—domestic loans decreased $516 million and represented 2.33 percent of commercial – domestic loans at June 30, 2003 compared to 2.65 percent at December 31, 2002. Nonperforming commercial—foreign loans decreased $319 million and represented 5.95 percent of commercial—foreign loans at June 30, 2003 compared to 6.83 percent at December 31, 2002. Decreases in total nonperforming commercial loans were due to reduced levels of inflows, paydowns and payoffs, net charge-offs across various sectors and loan sales.

Credit exposure to companies in the telecommunications service industry that were in bankruptcy at June 30, 2003 totaled $90 million, with associated reserves of $40 million. Net charge-offs associated with credit exposure to these telecommunications services companies were $9 million for the six months ended June 30, 2003.

Within the consumer portfolio, nonperforming loans decreased $7 million, and represented 0.32 percent of consumer loans at June 30, 2003 compared to $733 million, representing 0.37 percent of consumer loans at December 31, 2002, primarily due to an improvement in nonperforming levels in home equity lines.

We also had approximately $10 million and $4 million of troubled debt restructured loans at June 30, 2003 and December 31, 2002, respectively, that were accruing interest and were not included in nonperforming assets.

Table 12 Nonperforming Assets

(Dollars in millions)	June 30, 2003	December 31, 2002
Nonperforming loans and leases
Commercial—domestic	$2,265	$2,781
Commercial—foreign	1,040	1,359
Commercial real estate—domestic	154	161
Commercial real estate—foreign	2	3

Total commercial	3,461	4,304

Residential mortgage	618	612
Home equity lines	55	66
Direct/Indirect consumer	33	30
Consumer finance	11	19
Foreign consumer	9	6

Total consumer	726	733

Total nonperforming loans and leases	4,187	5,037

Foreclosed properties	243	225

Total nonperforming assets	$4,430	$5,262

Nonperforming assets as a percentage of :
Total assets	0.58%	0.80%
Outstanding loans, leases and foreclosed properties	1.23	1.53
Nonperforming loans as a percentage of outstanding loans and leases	1.16	1.47

Table 13 presents the additions to and reductions in nonperforming assets in the commercial and consumer portfolios during the most recent five quarters.

Table 13

Nonperforming Assets Activity

(Dollars in millions)	Second Quarter 2003	First Quarter 2003	Fourth Quarter 2002	Third Quarter 2002	Second Quarter 2002
Balance, beginning of period	$5,033	$5,262	$5,131	$4,939	$4,992

Commercial
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	410	731	1,327	1,140	1,123
Advances on loans	59	99	57	39	124

Total commercial additions	469	830	1,384	1,179	1,247

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(697)	(673)	(505)	(498)	(598)
Returns to performing status	(32)	(34)	(23)	(45)	(48)
Charge-offs(1)	(332)	(368)	(735)	(499)	(582)

Total commercial reductions	(1,061)	(1,075)	(1,263)	(1,042)	(1,228)

Total commercial net additions to (reductions in) nonperforming assets	(592)	(245)	121	137	19

Consumer
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	395	428	472	442	405
Transfers from assets held for sale(2)	—	—	—	2	10

Total consumer additions	395	428	472	444	415

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(185)	(263)	(230)	(186)	(223)
Returns to performing status	(185)	(132)	(198)	(183)	(240)
Charge-offs(1)	(36)	(17)	(34)	(20)	(24)

Total consumer reductions	(406)	(412)	(462)	(389)	(487)

Total consumer net additions to (reductions in) nonperforming assets	(11)	16	10	55	(72)

Total net additions to (reductions in) nonperforming assets	(603)	(229)	131	192	(53)

Balance, end of period	$4,430	$5,033	$5,262	$5,131	$4,939

(1)	Certain loan products, including commercial credit card, consumer credit card and consumer non-real estate loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2)	Includes assets held for sale that were foreclosed and transferred to foreclosed properties.

Domestic commercial loans past due 90 days or more and still accruing interest were $154 million and $223 million at June 30, 2003 and December 31, 2002, respectively. Consumer loans past due 90 days or more and still accruing interest were $572 million and $541 million at June 30, 2003 and December 31, 2002, respectively.

As a matter of corporate practice, we do not discuss specific client relationships; however, due to the publicity and interest surrounding Enron Corporation and its related entities (Enron), we made an exception. At June 30, 2003 and December 31, 2002, our exposure (after loan sales) related to Enron was $149 million and $185 million, respectively, of which $131 million and $150 million was secured. Nonperforming loans related to Enron declined $34 million, primarily due to loan sales.

Included in Other Assets are loans held for sale and leveraged lease partnership interests of $17.3 billion and $349 million, respectively, at June 30, 2003 and $13.8 billion and $387 million, respectively, at December 31, 2002. The increase in loans held for sale was due to the increase in mortgage production. Included in these balances are nonperforming loans held for sale and leveraged lease partnership interests of $96 million and $2 million, respectively, at June 30, 2003 and $118 million and $2 million, respectively, at December 31, 2002.

Commercial—domestic loan net charge-offs decreased $293 million to $460 million during the six months ended June 30, 2003 compared to the same period in 2002, primarily due to lower domestic gross charge-offs across all businesses.

Commercial—foreign loan net charge-offs were $173 million during the six months ended June 30, 2003 compared to $168 million in the same period in 2002. The largest concentration of commercial—foreign loan net charge-offs was attributable to Argentina.

Credit card net charge-offs increased $191 million to $701 million during the six months ended June 30, 2003 compared to the same period in 2002. The increase in net charge-offs was due primarily to the continued seasoning of portfolio outstandings from prior years’ new account growth, new advances on previously securitized balances, and current economic conditions including higher bankruptcies. New advances under these previously securitized balances are recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet, increasing net interest income and increasing charge-offs, with a corresponding reduction in noninterest income.

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

Additions to the allowance for credit losses are made by charges to the provision for credit losses. Credit exposures (excluding derivatives and loans held for sale) deemed to be uncollectible are charged against the allowance for credit losses.

Table 14 presents the activity in the allowance for credit losses for the three months and six months ended June 30, 2003 and 2002.

Table 14

Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2003	2002	2003	2002
Balance, beginning of period	$6,853	$6,869	$6,851	$6,875

Loans and leases charged off
Commercial—domestic	(261)	(457)	(545)	(924)
Commercial—foreign	(67)	(123)	(192)	(197)
Commercial real estate—domestic	(11)	(11)	(22)	(26)

Total commercial	(339)	(591)	(759)	(1,147)

Residential mortgage	(15)	(11)	(20)	(25)
Home equity lines	(11)	(11)	(20)	(22)
Direct/Indirect consumer	(78)	(78)	(171)	(184)
Consumer finance	(64)	(72)	(151)	(168)
Credit card	(412)	(300)	(765)	(571)
Other consumer—domestic	(13)	(13)	(27)	(27)
Foreign consumer	(1)	—	(2)	(1)

Total consumer	(594)	(485)	(1,156)	(998)

Total loans and leases charged off	(933)	(1,076)	(1,915)	(2,145)

Recoveries of loans and leases previously charged off
Commercial—domestic	40	74	85	171
Commercial—foreign	14	4	19	29
Commercial real estate—domestic	1	3	3	4

Total commercial	55	81	107	204

Residential mortgage	4	3	7	6
Home equity lines	5	4	8	7
Direct/Indirect consumer	40	40	77	82
Consumer finance	18	23	37	44
Credit card	34	31	64	61
Other consumer—domestic	5	6	10	13

Total consumer	106	107	203	213

Total recoveries of loans and leases previously charged off	161	188	310	417

Net charge-offs	(772)	(888)	(1,605)	(1,728)

Provision for credit losses	772	888	1,605	1,728
Other, net	(12)	4	(10)	(2)

Balance, June 30	$6,841	$6,873	$6,841	$6,873

Loans and leases outstanding at June 30	$360,305	$340,394	$360,305	$340,394
Allowance for credit losses as a percentage of loans and leases outstanding at
June 30	1.90%	2.02%	1.90%	2.02%
Average loans and leases outstanding during the period	$350,279	$335,684	$347,983	$331,765
Annualized net charge-offs as a percentage of average outstanding loans and
leases during the period	0.88%	1.06%	0.93%	1.05%
Allowance for credit losses as a percentage of nonperforming loans at June 30	163.37	148.08	163.37	148.08
Ratio of the allowance for credit losses at June 30 to annualized net charge-offs	2.21	1.93	2.11	1.97

For reporting purposes, we have allocated the allowance between commercial and consumer portfolios; however, the allowance is available to absorb all credit losses without restriction. Table 15 presents an allocation by component.

Table 15

Allocation of the Allowance for Credit Losses

	June 30, 2003	December 31, 2002
(Dollars in millions)	Amount	Amount
Commercial non-impaired	$2,610	$2,807
Commercial impaired	749	919

Total commercial	3,359	3,726
Total consumer	2,015	1,881
General	1,467	1,244

Total	$6,841	$6,851

While we believe that the current credit environment seems to be stabilizing as of June 30, 2003, we have concluded that the overall allowance for credit losses should remain relatively unchanged as we remain cautious going forward given the economic uncertainty, continuing potential for one-off events in our large corporate portfolio and the risk of lumpiness in charge-offs. The allowance for commercial non-impaired loans declined $197 million for the six months ended June 30, 2003, primarily due to paydowns and payoffs in the commercial loan portfolio. Specific reserves on the commercial impaired loans decreased $170 million, reflecting a decrease in our investment in specific loans considered impaired. At June 30, 2003, total commercial impaired loans decreased $709 million to $3.4 billion primarily due to reduced levels of inflows, paydowns and payoffs, net charge-offs across various sectors and loan sales. The allowance for credit losses in the consumer portfolio increased $134 million from December 31, 2002, primarily attributable to the continued seasoning of outstandings from prior years’ new credit card account growth, new advances on previously securitized balances, and current economic conditions including higher bankruptcies. Management expects continued growth in the credit card portfolio.

Problem Loan Management

In 2001, we realigned certain problem loan management activities into a wholly-owned subsidiary, Banc of America Strategic Solutions, Inc. (SSI). SSI was established to better align the management of commercial loan credit workout operations. For the six months ended June 30, 2003, Bank of America, N.A., a wholly-owned subsidiary of the Corporation, sold loans with a gross book balance of approximately $1.4 billion to SSI. The tax and accounting treatment of this sale had no financial statement impact on the Corporation. For additional discussion on Problem Loan Management, see page 48 of the Corporation’s 2002 Annual Report.

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

Trading Risk Management

A histogram of daily revenue or loss is a simple graphic depicting trading volatility and tracking success of trading-related revenue. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended June 30, 2003, positive trading-related revenue was recorded for 215 of 250 trading days. Furthermore, of the 35 days that showed negative revenue, only two were greater than $20 million, and the largest loss was approximately $25 million.

Histogram of Daily Market Risk-Related Revenue

Twelve Months Ended June 30, 2003

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use Value-at-Risk (VAR) modeling and stress testing. VAR is a key limit used to measure market risk. A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically this means that over a three to five year period, one out of 100 trading days, or on average, two to three times a year, losses will exceed the model-calculated range. Actual losses exceeded VAR once for the twelve months ended June 30, 2003.

Table 16 presents actual daily VAR for the twelve months ended June 30, 2003 and 2002.

Table 16

Trading Activities Market Risk

	Twelve Months Ended June 30
	2003			2002
(Dollars in millions)	Average VAR(1)	High VAR(2)	Low VAR(2)	Average VAR(1)	High VAR(2)	Low VAR(2)
Foreign exchange	$3.8	$7.8	$1.5	$4.8	$11.2	$0.5
Interest rate	28.9	47.4	15.1	30.4	47.0	17.3
Credit(3)	18.9	24.8	14.6	13.0	21.6	6.5
Real estate/mortgage(4)	15.2	41.4	2.5	27.1	61.6	8.6
Equities	12.8	53.8	4.6	13.0	19.1	4.3
Commodities	10.6	19.3	5.6	7.1	10.9	1.5
Total trading portfolio	32.5	57.8	11.2	46.7	69.8	29.7

(1)	The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)	Credit includes credit fixed income, credit derivatives, hedges of credit exposure and mortgage banking assets.
(4)	Real estate/mortgage, which is included in the credit category in the Trading-Related Revenue table in Note 2 of the consolidated financial statements, includes capital market real estate and mortgage banking certificates.

During the fourth quarter of 2002, we completed an enhancement of our methodology used in the VAR risk aggregation calculation. This approach utilizes historical market conditions over the last three years to derive estimates of trading risk and provides for the natural aggregation of trading risk across different groups. Historically, we used a mathematical method to allocate risk across different trading groups that did not assume the benefit of correlation across markets. This change resulted in a lower VAR calculation in 2002.

The reduction in VAR for the twelve months ended June 30, 2003 was primarily due to a decline in real estate/mortgage and the 2002 methodology enhancements, partially offset by increases primarily in credit fixed income and commodities. Risk exposures can vary considerably based on continuously changing market conditions.

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

Table 17 provides our estimated net interest income at risk over the subsequent year from June 30, 2003, December 31, 2002 and June 30, 2002 resulting from a 100 basis point gradual (over 12 months) increase or decrease in interest rates calculated as of each respective balance sheet date. The estimated net interest income at risk due to a 100 basis point change in interest rates increased from year-end and prior year due to our repositioning of the balance sheet in anticipation of rising interest rates next year, if not later this year.

        Table 17

        Estimated Net Interest Income at Risk

	-100bp	+100bp
June 30, 2003	(4.8)%	3.5%
December 31, 2002	(2.4)	1.5
June 30, 2002	(1.7)	0.6

We have been positioned for rising interest rates as shown by the results of our asset sensitivity model and in fact, interest rates have increased sharply since June 30, 2003. In early July, in anticipation of a more volatile interest environment, we began reducing our exposure to mortgage-backed securities and repositioning into receive fixed interest rate swaps with equal or higher duration to increase the certainty of our cash flows while maintaining flexibility and protecting our net interest income in a lower rate environment. Because markets are dynamic, we will continue to actively monitor market trends and take prudent steps to manage our interest rate position.

Securities

The securities portfolio is integral to our ALM activities. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements and on- and off-balance sheet positions. During the six months ended June 30, 2003 and 2002, we purchased securities of $133.9 billion and $86.7 billion, respectively, sold $71.1 billion and $77.7 billion, respectively, and received paydowns of $16.9 billion and $11.3 billion, respectively. We continuously monitored the interest rate risk position of the portfolio and repositioned the securities portfolio in order to manage convexity risk and to take advantage of interest rate fluctuations. Through sales of the securities portfolio, we realized $569 million in gains on sales of securities for the six months ended June 30, 2003 compared to $137 million for the six months ended June 30, 2002, respectively.

Residential Mortgage Portfolio

Residential mortgages grew primarily through whole loan purchase activity. For the six months ended June 30, 2003 and 2002, we purchased $58.2 billion and $28.0 billion, respectively, of residential mortgages in the wholesale market for our discretionary portfolio and interest rate risk management. During the same periods, we sold $17.8 billion and $8.5 billion, respectively, of whole mortgage loans to manage prepayment risk due to the longer than anticipated low interest rate environment, recognizing $524 million and $138 million, respectively, in gains on sales included in other noninterest income. Additionally, during the same periods, we received paydowns of $32.1 billion and $13.1 billion, respectively.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate derivative contracts and foreign exchange derivative contracts are utilized in our ALM process and serve as an efficient, low-cost tool to manage our interest rate risk. We use derivatives to hedge or offset the changes in cash flows or market values of our balance sheet. See Note 3 of the consolidated financial statements for additional information on the Corporation’s hedging activities.

Our interest rate contracts are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards. In addition, we use foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 18 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity and estimated duration of our ALM derivatives at June 30, 2003 and December 31, 2002. Management believes the fair value of the ALM portfolio should be viewed in the context of the combined discretionary and non-discretionary portfolios.

Table 18

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

June 30, 2003

(Dollars in millions, average estimated duration in years)		Expected Maturity							Average Estimated Duration
	Fair Value	Total	2003	2004	2005	2006	2007	Thereafter
Open interest rate contracts
Total receive fixed swaps(1)	$3,404								5.68
Notional amount		$113,149	$21	$99	$5,891	$27,044	$10,277	$69,817
Weighted average receive rate		3.87%	6.73%	5.43%	5.35%	3.20%	2.94%	4.07%
Total pay fixed swaps(1)	(2,828)								4.10
Notional amount		$88,534	$27	$84	$42,575	$12,434	$128	$33,287
Weighted average pay rate		2.98%	4.92%	5.96%	1.87%	5.93%	5.20%	3.47%
Basis swaps	(4)
Notional amount		$15,700	$—	$9,000	$500	$4,400	$—	$1,800

Total swaps	572

Option products	1,032
Net notional amount(2)		$105,571	$10,000	$9,767	$50,000	$3,000	$—	$32,804
Futures and forward rate contracts	(50)
Net notional amount(2)		$23,700	$(16,300)	$21,350	$17,750	$450	$450

Total open interest rate contracts	1,554

Closed interest rate contracts(3,4)	1,440

Net interest rate contract position	2,994

Open foreign exchange contracts	504
Notional amount		$5,038	$97	$690	$1,892	$96	$41	$2,222

Total ALM contracts	$3,498

December 31, 2002

(Dollars in millions, average estimated duration in years)		Expected Maturity							Average Estimated Duration
	Fair Value	Total	2003	2004	2005	2006	2007	Thereafter
Open interest rate contracts
Total receive fixed swaps(1)	$4,449								4.89
Notional amount		$116,520	$3,132	$3,157	$5,719	$14,078	$16,213	$74,221
Weighted average receive rate		4.29%	1.76%	3.17%	4.66%	4.50%	3.90%	4.46%
Total pay fixed swaps(1)	(1,825)								4.07
Notional amount		$61,680	$10,083	$5,694	$7,993	$15,068	$6,735	$16,107
Weighted average pay rate		3.60%	1.64%	2.46%	3.90%	3.17%	3.62%	5.48%
Basis swaps	(3)
Notional amount		$15,700	$—	$9,000	$500	$4,400	$—	$1,800

Total swaps	2,621

Option products	650
Net notional amount(2)		$48,374	$1,000	$6,767	$40,000	$—	$—	$607
Futures and forward rate contracts	(88)
Net notional amount(2)		$8,850	$(6,150)	$15,000

Total open interest rate contracts	3,183

Closed interest rate contracts(3,4)	955

Net interest rate contract position	4,138

Open foreign exchange contracts	313
Notional amount		$4,672	$78	$648	$102	$1,581	$96	$2,167

Total ALM contracts	$4,451

(1)	At June 30, 2003, $13.0 billion of the receive fixed swap notional and $31.7 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2002, $39.0 billion of the receive fixed swap notional and $22.4 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Reflects the net of long and short positions.
(3)	Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.
(4)	Of the $1.4 billion and $955 million of unamortized net realized deferred gains on closed interest rate contracts, $1.3 billion and $1.0 billion at June 30, 2003 and December 31, 2002, respectively, related to closed ALM swaps. The remaining balance related to other closed derivative products. Of these unamortized net realized deferred gains, a net of $735 million was included in Accumulated Other Comprehensive Income and the remainder was primarily included as basis adjustment of long-term debt at June 30, 2003. At December 31, 2002, $234 million was included in Accumulated Other Comprehensive Income and the remainder was primarily a basis adjustment of long-term debt.

Consistent with our strategy of managing interest rate sensitivity, the notional amount of our net receive fixed interest rate swap position decreased $30.2 billion to $24.6 billion at June 30, 2003 compared to December 31, 2002, while our net option position increased $57.2 billion to $105.6 billion at June 30, 2003 compared to $48.4 billion at December 31, 2002. Option products in our ALM process may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index. These strategies may involve caps, floors and options on index futures contracts.

Mortgage Banking Risk

Mortgage production activities create unique interest rate and prepayment risk between the loan commitment date (pipeline) and the date the loan is sold to the secondary market. To manage interest rate risk, we enter into various financial instruments including interest rate swaps, forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $40.1 billion at June 30, 2003 with associated net unrealized losses of $28.5 million. At December 31, 2002, the notional amount of such contracts was $25.3 billion with associated net unrealized losses of $224 million. These unrealized losses at June 30, 2003 and December 31, 2002 were offset by unrealized gains in the warehouse and pipeline.

Prepayment risk represents the loss in value associated with a high rate loan paying off in a low rate environment and the loss of servicing value when loans prepay. We manage prepayment risk using various financial instruments including purchased options and swaps. The notional amounts of such contracts at June 30, 2003 and December 31, 2002 were $33.6 billion and $53.1 billion, respectively. The related unrealized gain was $340 million and $955 million at June 30, 2003 and December 31, 2002, respectively.

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

Visa U.S.A. Settlement

On April 29, 2003, Visa U.S.A. entered into an agreement in principle to settle, subject to court approval (the “settlement”), the class action anti-trust lawsuit filed against it by Wal-Mart and other retailers. Effective January 1, 2004, the settlement would permit retailers who accept Visa U.S.A. cards to reject payment from consumers signing for purchases using their debit card, changing Visa U.S.A.’s longstanding “honor all cards” policy. In addition, by August 1, 2003, interchange fees charged to retailers would be reduced by approximately 30 percent. This reduction would be effective until January 1, 2004, at which time Visa U.S.A. would be free to set competitive rates. We are currently assessing the impact of the reduction in interchange fees on earnings and believe that, on an after-tax basis, it will likely reduce earnings by approximately $60 million during the period August through December 2003, and $130 million in 2004.

Table 19

Selected Quarterly Financial Data

	2003 Quarters
(Dollars in millions, except per share information)	Second	First
Income statement
Net interest income	$5,365	$5,209
Noninterest income	4,255	3,685
Total revenue	9,620	8,894
Provision for credit losses	772	833
Gains on sales of securities	296	273
Noninterest expense	5,058	4,717
Income before income taxes	4,086	3,617
Income tax expense	1,348	1,193
Net income	2,738	2,424
Average common shares issued and outstanding (in thousands)	1,494,094	1,499,405
Average diluted common shares issued and outstanding (in thousands)	1,523,306	1,526,288

Performance ratios
Return on average assets	1.42%	1.38%
Return on average common shareholders’ equity	21.86	19.92
Total equity to total assets (period end)	6.63	7.36
Total average equity to total average assets	6.49	6.93
Dividend payout ratio	35.06	39.64

Per common share data
Earnings	$1.83	$1.62
Diluted earnings	1.80	1.59
Dividends paid	0.64	0.64
Book value	34.06	33.38

Average balance sheet
Total loans and leases	$350,279	$345,662
Total assets	774,644	713,299
Total deposits	405,307	385,760
Long-term debt	62,767	61,368
Trust preferred securities	6,160	6,031
Common shareholders’ equity	50,212	49,343
Total shareholders’ equity	50,269	49,400

Capital ratios (period end)
Risk-based:
Tier 1 capital	8.08%	8.20%
Total capital	11.95	12.29
Leverage ratio	5.93	6.25

Market price per share of common stock
Closing	$79.03	$66.84
High	80.00	72.50
Low	67.20	64.26

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk Management” beginning on page 47 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Corporation’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The following supplements the discussion in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Enron Corporation (Enron) Securities Litigation

On May 14, 2003, plaintiffs in the Enron Securities Litigation, pending before the United States District Court for the Southern District of Texas, filed a second amended complaint adding Banc of America Securities LLC (BAS) as a defendant to the action. The claims against the Corporation and BAS in the second amended complaint include claims under Sections 11 and 15 of the 1933 Securities Act relating to two securities offerings, and a claim under Sections 12(a)(2) and 15 of the 1933 Securities Act relating to a third securities offering.

On May 28, 2003, judges in the Enron Securities Litigation and the Enron bankruptcy issued a joint order requiring Enron, plaintiffs in the Enron Securities Litigation and certain financial institution defendants, including the Corporation, to participate in a nonbinding mediation of claims presented in both the Enron Securities Litigation and the Enron bankruptcy. The mediation is currently scheduled to take place September 29 and 30, 2003.

WorldCom, Inc. (Worldcom) Securities Litigation

The number of actions, in addition to WorldCom Securities Litigation, in which the Corporation or BAS has been named as a defendant arising out of alleged accounting irregularities in the books and records of
WorldCom has increased to approximately 50 actions. Of these actions, approximately 29 have been consolidated with WorldCom Securities Litigation pending in the United States District Court for the Southern
District of New York.

Item 2. Changes in Securities and Use of Proceeds

The Corporation did not sell any put options during the second quarter of 2003.

At June 30, 2003, the Corporation had one million put options outstanding with an exercise price of $65.33 per share and an expiration date of July 2003. As of July 17, 2003, all put options under this program had matured and there are no remaining put options outstanding.

Item 4. Submission of Matters to a Vote of Security Holders	1. 2. 1.	The Annual Meeting of Stockholders was held on April 30, 2003. The following are the voting results on each matter submitted to the stockholders: To elect 16 directors
			For	Withheld
		John R. Belk	1,229,237,779	45,530,912
		Charles W. Coker	1,235,923,243	38,845,448
		Frank Dowd, IV	1,222,503,348	52,265,343
		Kathleen F. Feldstein	1,236,339,876	38,428,815
		Paul Fulton	1,229,064,765	45,703,926
		Donald E. Guinn	1,229,479,225	45,289,466
		James H. Hance, Jr.	1,236,211,594	38,557,097
		Kenneth D. Lewis	1,229,297,987	45,470,704
		Walter E. Massey	1,236,012,005	38,756,686
		C. Steven McMillan	1,229,722,614	45,046,077
		Patricia E. Mitchell	1,235,539,604	39,229,087
		O. Temple Sloan, Jr.	1,222,562,108	52,206,583
		Meredith R. Spangler	1,229,294,648	45,474,043
		Ronald Townsend	1,228,952,881	45,815,810
		Jackie M. Ward	1,228,723,208	46,045,483
		Virgil R. Williams	1,222,828,350	51,940,341

	2.	To ratify the selection of PricewaterhouseCoopers LLP as our independent public accountants for 2003

		For	Against	Abstentions
		1,222,157,356	42,160,887	10,450,343

	3.	To consider a stockholder proposal regarding the annual meeting date

		For	Against	Abstentions
		40,390,281	1,000,865,560	20,722,100

Item 6. Exhibits	a) Exhibits

and Reports on Form 8-K	Exhibit 11	—	Earnings Per Share Computation—included in Note 6 of the consolidated financial statements

	Exhibit 12	—	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

	Exhibit 31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2003:

Current Report on Form 8-K dated and filed April 14, 2003, Items 5, 7 and 9.

Current Report on Form 8-K dated April 23, 2003 and filed April 30, 2003, Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation

Registrant

Date: August 7, 2003

/S/    MARC D. OKEN

MARC D. OKEN

Executive Vice President and

Principal Financial Executive

(Duly Authorized Officer and

Chief Accounting Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

11	Earnings Per Share Computation—included in Note 6 of the consolidated financial statements

12	Ratio of Earnings to Fixed Charges

Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002