Form 10-Q
period 2003-09-30
BANK OF AMERICA CORP /DE/
filed 2003-11-10
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-6523

Bank of America Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-0906609
(State of incorporation)	(IRS Employer Identification Number)

Bank of America Corporate Center

100 N. Tryon Street

Charlotte, North Carolina 28255

(Address of principal executive offices)

(704) 386-8486

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

On October 31, 2003, there were 1,485,804,534 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

September 30, 2003 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2003	2002	2003	2002
Interest income
Interest and fees on loans and leases	$5,328	$5,553	$16,088	$16,528
Interest and dividends on securities	623	1,104	2,412	2,974
Federal funds sold and securities purchased under agreements to resell	480	177	867	662
Trading account assets	975	1,006	3,024	2,832
Other interest income	449	345	1,184	1,044

Total interest income	7,855	8,185	23,575	24,040

Interest expense
Deposits	1,278	1,414	3,730	4,142
Short-term borrowings	447	526	1,414	1,532
Trading account liabilities	345	342	969	971
Long-term debt	481	601	1,584	1,846

Total interest expense	2,551	2,883	7,697	8,491

Net interest income	5,304	5,302	15,878	15,549

Noninterest income
Consumer service charges	824	762	2,394	2,185
Corporate service charges	634	585	1,788	1,718

Total service charges	1,458	1,347	4,182	3,903

Consumer investment and brokerage services	367	374	1,146	1,175
Corporate investment and brokerage services	222	173	591	521

Total investment and brokerage services	589	547	1,737	1,696

Mortgage banking income	666	220	1,630	551
Investment banking income	412	318	1,278	1,123
Equity investment gains (losses)	25	(216)	—	(226)
Card income	794	687	2,237	1,885
Trading account profits	175	71	382	679
Other income(1)	320	246	933	530

Total noninterest income	4,439	3,220	12,379	10,141

Total revenue	9,743	8,522	28,257	25,690

Provision for credit losses	651	804	2,256	2,532

Gains on sales of securities	233	189	802	326

Noninterest expense
Personnel	2,595	2,368	7,749	7,200
Occupancy	522	457	1,492	1,330
Equipment	252	291	789	832
Marketing	249	210	717	550
Professional fees	214	126	620	339
Amortization of intangibles	55	54	163	164
Data processing	275	295	803	726
Telecommunications	152	119	413	361
Other general operating	756	700	2,099	2,102

Total noninterest expense	5,070	4,620	14,845	13,604

Income before income taxes	4,255	3,287	11,958	9,880
Income tax expense	1,333	1,052	3,874	3,245

Net income	$2,922	$2,235	$8,084	$6,635

Net income available to common shareholders	$2,921	$2,233	$8,081	$6,631

Per common share information
Earnings	$1.96	$1.49	$5.41	$4.34

Diluted earnings	$1.92	$1.45	$5.31	$4.22

Dividends paid	$0.80	$0.60	$2.08	$1.80

Average common shares issued and outstanding (in thousands)	1,490,103	1,504,017	1,494,369	1,526,946

(1)	Other income includes whole mortgage loan sale gains totaling $197 and $186 for the three months ended September 30, 2003 and 2002, respectively, and $723 and $328 for the nine months ended September 30, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	September 30 2003	December 31 2002
Assets
Cash and cash equivalents	$22,142	$24,973
Time deposits placed and other short-term investments	6,881	6,813
Federal funds sold and securities purchased under agreements to resell (includes $66,780 and $44,779 pledged as collateral)	67,729	44,878
Trading account assets (includes $29,112 and $35,515 pledged as collateral)	65,339	63,996
Derivative assets	36,810	34,310
Securities:
Available-for-sale (includes $29,846 and $32,919 pledged as collateral)	64,363	68,122
Held-to-maturity, at cost (market value - $531 and $1,001)	522	1,026

Total securities	64,885	69,148

Loans and leases	373,098	342,755
Allowance for credit losses	(6,716)	(6,851)

Loans and leases, net of allowance for credit losses	366,382	335,904

Premises and equipment, net	5,956	6,717
Mortgage banking assets	2,426	2,110
Goodwill	11,456	11,389
Core deposit intangibles and other intangibles	966	1,095
Other assets (1)	86,116	59,125

Total assets	$737,088	$660,458

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$122,669	$122,686
Interest-bearing	257,586	232,320
Deposits in foreign offices:
Noninterest-bearing	2,650	1,673
Interest-bearing	25,605	29,779

Total deposits	408,510	386,458

Federal funds purchased and securities sold under agreements to repurchase	79,775	65,079
Trading account liabilities	29,744	25,574
Derivative liabilities	25,120	23,566
Commercial paper and other short-term borrowings	41,739	25,234
Accrued expenses and other liabilities	35,293	17,052
Long-term debt	66,462	61,145
Trust preferred securities	—	6,031

Total liabilities	686,643	610,139

Commitments and contingencies (Note 5)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,281,600 and 1,356,749 shares	55	58
Common stock, $0.01 par value; authorized - 5,000,000,000 shares; issued and outstanding - 1,489,437,206 and 1,500,691,103 shares	15	496
Retained earnings	52,320	48,517
Accumulated other comprehensive income (loss)	(1,776)	1,232
Other	(169)	16

Total shareholders’ equity	50,445	50,319

Total liabilities and shareholders’ equity	$737,088	$660,458

(1)	Other assets includes loans held for sale totaling $12,129 and $13,833 at September 30, 2003 and December 31, 2002, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Share- holders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2001	$65	1,559,297	$5,076	$42,980	$437	$(38)	$48,520
Net income				6,635			6,635	$6,635
Net unrealized gains on available-for-sale and marketable equity securities					1,256		1,256	1,256
Net unrealized gains on foreign currency translation adjustments					2		2	2
Net unrealized losses on derivatives					(1,082)		(1,082)	(1,082)
Cash dividends paid:
Common				(2,744)			(2,744)
Preferred				(4)			(4)
Common stock issued under employee plans and related tax benefits		41,834	2,143			14	2,157
Common stock repurchased		(99,200)	(6,798)				(6,798)
Conversion of preferred stock	(5)	206	5				—
Other		25	248	3		46	297

Balance, September 30, 2002	$60	1,502,162	$674	$46,870	$613	$22	$48,239	$6,811

Balance, December 31, 2002	$58	1,500,691	$496	$48,517	$1,232	$16	$50,319
Net income				8,084			8,084	$8,084
Net unrealized losses on available-for-sale and marketable equity securities					(267)		(267)	(267)
Net unrealized gains on foreign currency translation adjustments					15		15	15
Net unrealized losses on derivatives					(2,756)		(2,756)	(2,756)
Cash dividends paid:
Common				(3,113)			(3,113)
Preferred				(3)			(3)
Common stock issued under employee plans and related tax benefits		62,435	3,797			(138)	3,659
Common stock repurchased		(73,815)	(4,403)	(1,162)			(5,565)
Conversion of preferred stock	(3)	126	3				—
Other		—	122	(3)		(47)	72

Balance, September 30, 2003	$55	1,489,437	$15	$52,320	$(1,776)	$(169)	$50,445	$5,076

(1)	At September 30, 2003 and December 31, 2002, Accumulated Other Comprehensive Income (Loss) included net unrealized gains on available-for-sale and marketable equity securities of $227 and $494, respectively; foreign currency translation adjustments of $(153) and $(168), respectively; and net unrealized gains (losses) on derivatives of $(1,761) and $995, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2003	2002
Operating activities
Net income	$8,084	$6,635
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,256	2,532
Gains on sales of securities	(802)	(326)
Depreciation and premises improvements amortization	660	663
Amortization of intangibles	163	164
Deferred income tax (benefit) expense	(510)	278
Net increase in trading and hedging instruments	(1,493)	(5,049)
Net increase in other assets	(3,456)	(4,153)
Net increase (decrease) in accrued expenses and other liabilities	20,616	(6,174)
Other operating activities, net	3	2,700

Net cash provided by (used in) operating activities	25,521	(2,730)

Investing activities
Net increase in time deposits placed and other short-term investments	(68)	(465)
Net increase in federal funds sold and securities purchased under agreements to resell	(22,851)	(12,263)
Proceeds from sales of available-for-sale securities	155,973	104,085
Proceeds from maturities of available-for-sale securities	25,875	17,191
Purchases of available-for-sale securities	(178,005)	(123,058)
Proceeds from maturities of held-to-maturity securities	768	39
Proceeds from sales of loans and leases	28,342	20,904
Other changes in loans and leases, net	(70,622)	(24,581)
Purchases and originations of mortgage banking assets	(1,300)	(648)
Net purchases of premises and equipment	101	(757)
Proceeds from sales of foreclosed properties	48	117
Investment in unconsolidated subsidiary	(1,600)	—
Acquisition of business activities, net	(141)	(110)
Other investing activities, net	914	2,405

Net cash used in investing activities	(62,566)	(17,141)

Financing activities
Net increase in deposits	22,052	3,920
Net increase in federal funds purchased and securities sold under agreements to repurchase	14,696	14,096
Net increase in commercial paper and other short-term borrowings	4,283	12,204
Proceeds from issuance of long-term debt	7,867	8,556
Retirement of long-term debt	(9,597)	(13,824)
Proceeds from issuance of common stock	3,524	2,143
Common stock repurchased	(5,565)	(6,798)
Cash dividends paid	(3,116)	(2,748)
Other financing activities, net	(60)	(29)

Net cash provided by financing activities	34,084	17,520

Effect of exchange rate changes on cash and cash equivalents	130	(17)

Net decrease in cash and cash equivalents	(2,831)	(2,368)
Cash and cash equivalents at January 1	24,973	26,837

Cash and cash equivalents at September 30	$22,142	$24,469

Assets and liabilities of certain multi-seller asset-backed commercial paper conduits that were consolidated amounted to $12,222 and $0 for the nine months ended September 30, 2003 and 2002, respectively.

Net transfers of loans and leases from loans held for sale (included in other assets) to the loan portfolio for asset and liability management (ALM) purposes amounted to $9,556 and $11,022 for the nine months ended September 30, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the United States and in selected international markets. At September 30, 2003, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA).

Note 1 – Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003. As of October 9, 2003, the FASB deferred compliance under FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for VIEs created prior to February 1, 2003. However, the Corporation adopted FIN 46 on July 1, 2003, as originally issued, and consolidated the assets and liabilities related to certain of its multi-seller asset-backed commercial paper conduits. As of September 30, 2003, these assets and liabilities were approximately $12.2 billion. Prior periods were not restated. Prior to FIN 46, trust preferred securities were classified as a separate liability with distributions on these securities included in interest expense on long-term debt. Upon adoption of FIN 46, $6.1 billion of trust preferred securities vehicles, that were deemed to be VIEs, were de-consolidated with the resulting liabilities to the trust companies included as a component of long-term debt with no change in the reporting of distributions. For additional information on VIEs, see Note 8 of the consolidated financial statements.

Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) was adopted by the Corporation on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS 148, the Corporation transitioned to the fair value based method of accounting for stock-based employee compensation costs using the prospective method as of January 1, 2003. Under the prospective method, all stock options granted under plans before the adoption date will continue to be accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) unless these stock options are modified or settled subsequent to adoption.

In accordance with SFAS 148, the Corporation provided disclosures as if the Corporation had adopted the fair value based method of measuring all outstanding employee stock options in 2003 and 2002 as indicated in the following table. The disclosure requirement of SFAS 123 recognizes the impact of all outstanding employee stock options. The prospective method that the Corporation has adopted, which is one of the prescribed methods of recognition under SFAS 148, recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per share had the fair value based method been applied to all outstanding and unvested awards for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)	2003	2002	2003	2002
Net income	$2,922	$2,235	$8,084	$6,635
Stock-based employee compensation expense recognized during period, net of related tax effects	20	—	58	—
Stock-based employee compensation expense determined under fair value based method, net of related tax effects (1)	(61)	(110)	(201)	(301)

Pro forma net income	$2,881	$2,125	$7,941	$6,334

As reported
Earnings per common share	$1.96	$1.49	$5.41	$4.34
Diluted earnings per common share	1.92	1.45	5.31	4.22
Pro forma
Earnings per common share	1.93	1.41	5.31	4.15
Diluted earnings per common share	1.90	1.37	5.21	4.03

(1)	Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense, included in net income, for the three months ended September 30, 2003 and 2002 was $56 and $67, respectively, and for the nine months ended September 30, 2003 and 2002 was $225 and $175, respectively.

On May 15, 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and was effective May 31, 2003 for all new and modified financial instruments and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities (or assets in some circumstances). The adoption of this rule did not have a material impact on the Corporation’s results of operations or financial condition.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the consolidated financial statements of the Corporation’s 2002 Annual Report and Note 1 of the consolidated financial statements of the Corporation’s Form 10-Q for the quarterly period ended March 31, 2003.

Note 2 – Trading Account Assets and Liabilities

The Corporation engages in a variety of trading–related activities that are either for clients or its own account. For a detailed discussion of trading account assets and liabilities, see page 30 of the Corporation’s 2002 Annual Report.

The fair values of the components of trading account assets and liabilities at September 30, 2003 and December 31, 2002 were:

(Dollars in millions)	September 30 2003	December 31 2002
Trading account assets
U.S. government and agency securities	$13,229	$19,875
Foreign sovereign debt	6,438	8,752
Corporate securities, trading loans, and other	25,577	21,286
Equity securities	11,207	5,380
Mortgage trading loans and asset-backed securities	8,888	8,703

Total	$65,339	$63,996

Trading account liabilities
U.S. government and agency securities	$11,688	$8,531
Foreign sovereign debt	4,622	3,465
Corporate securities, trading loans, and other	5,971	7,320
Equity securities	7,299	4,825
Mortgage trading loans and asset-backed securities	164	1,433

Total	$29,744	$25,574

Note 3 – Derivatives

Credit risk associated with derivatives is measured as the net replacement cost should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. A detailed discussion of derivative trading and ALM activities is presented in Note 5 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

The following table presents the contract/notional and credit risk amounts at September 30, 2003 and December 31, 2002 of the Corporation’s derivative positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements. The Corporation held $20.0 billion and $16.7 billion of collateral on derivative positions, of which $12.6 billion and $11.4 billion could be applied against credit risk at September 30, 2003 and December 31, 2002, respectively.

Derivatives (1)

	September 30, 2003		December 31, 2002
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$8,334,284	$17,321	$6,781,629	$18,981
Futures and forwards	2,178,857	1,599	2,510,259	283
Written options	1,078,690	—	973,113	—
Purchased options	1,003,212	4,298	907,999	3,318
Foreign exchange contracts
Swaps	239,696	3,398	175,680	2,460
Spot, futures and forwards	859,760	3,263	724,039	2,535
Written options	135,703	—	81,263	—
Purchased options	132,651	531	80,395	452
Equity contracts
Swaps	28,951	474	16,830	679
Futures and forwards	2,592	—	48,470	—
Written options	23,749	—	19,794	—
Purchased options	22,471	3,826	23,756	2,885
Commodity contracts
Swaps	15,586	1,291	11,776	1,117
Futures and forwards	5,695	—	3,478	—
Written options	11,312	—	12,158	—
Purchased options	7,892	244	19,115	347
Credit derivatives	123,063	565	92,098	1,253

Total derivative assets		$36,810		$34,310

(1)	Includes both long and short derivative positions.

The average fair value of derivative assets for the nine months ended September 30, 2003 and 2002 was $34.8 billion and $23.6 billion, respectively. The average fair value of derivative liabilities for the nine months ended September 30, 2003 and 2002 was $23.9 billion and $15.8 billion, respectively.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. The Corporation also uses these contracts to protect against changes in the cash flows of its variable-rate assets and liabilities and anticipated transactions. For the nine months ended September 30, 2003, the Corporation recognized in the Consolidated Statement of Income a net loss of $94 million (included in interest income) related to fair value hedges. This loss represents the expected change in the forward values of forward contracts and is excluded from the assessment of hedge effectiveness. For the nine months ended September 30, 2002, there was no significant gain or loss recognized which represented the ineffective portion of fair value hedges. For the nine months ended September 30, 2003, the Corporation recognized in the Consolidated Statement of Income net gains of $15 million (included in mortgage banking income), which represented the ineffective portion of cash flow hedges. For the nine months ended September 30, 2002, the Corporation recognized in the Consolidated Statement of Income a net loss of $12 million (included in interest income and mortgage banking income) which represented the ineffective portion of cash flow hedges. At September 30, 2003 and December 31, 2002, the Corporation has determined that there were no cash flow hedging positions where it was probable that certain forecasted transactions may not occur within the originally designated time period.

For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. During the next 12 months, losses on derivative instruments included in accumulated other comprehensive income, of approximately $226 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

Hedges of Net Investments in Foreign Operations

The Corporation uses forward exchange contracts, currency swaps and nonderivative cash instruments that provide an economic hedge on portions of its net investments in foreign operations against adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2003 and 2002, the Corporation experienced net unrealized foreign currency pre-tax gains of $170 million and $60 million, respectively, related to its net investments in foreign operations. These unrealized gains were partially offset by net unrealized pre-tax losses of $147 million and $59 million, respectively, related to derivative and nonderivative instruments designated as hedges of the foreign currency exposure during these same periods. These unrealized gains and losses were recorded as components of accumulated other comprehensive income.

Note 4 – Outstanding Loans and Leases

Outstanding loans and leases at September 30, 2003 and December 31, 2002 were:

(Dollars in millions)	September 30, 2003	December 31, 2002
Commercial - domestic	$94,870	$105,053
Commercial - foreign	17,097	19,912
Commercial real estate - domestic	19,377	19,910
Commercial real estate - foreign	305	295

Total commercial	131,649	145,170

Residential mortgage	146,424	108,197
Home equity lines	22,675	23,236
Direct/Indirect consumer	33,391	31,068
Consumer finance	6,020	8,384
Credit card	30,993	24,729
Foreign consumer	1,946	1,971

Total consumer	241,449	197,585

Total	$373,098	$342,755

The following table summarizes the changes in the allowance for credit losses for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Balance, beginning of period	$6,841	$6,873	$6,851	$6,875

Loans and leases charged off	(975)	(1,002)	(2,892)	(3,147)
Recoveries of loans and leases previously charged off	199	198	511	615

Net charge-offs	(776)	(804)	(2,381)	(2,532)

Provision for credit losses	651	804	2,256	2,532
Other, net	—	(12)	(10)	(14)

Balance, September 30	$6,716	$6,861	$6,716	$6,861

The following table presents the recorded investment in specific loans, without consideration to specific reserves, that were considered individually impaired at September 30, 2003 and December 31, 2002 in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as described in the Corporation’s 2002 Annual Report on page 80:

(Dollars in millions)	September 30, 2003	December 31, 2002
Commercial - domestic	$1,698	$2,553
Commercial - foreign	768	1,355
Commercial real estate - domestic	157	157
Commercial real estate - foreign	3	2

Total impaired loans	$2,626	$4,067

At September 30, 2003 and December 31, 2002, nonperforming loans, including certain loans that were considered impaired, totaled $3.4 billion and $5.0 billion, respectively. In addition, included in other assets was $82 million and $120 million of nonperforming assets at September 30, 2003 and December 31, 2002, respectively. Foreclosed properties amounted to $228 million and $225 million at September 30, 2003 and December 31, 2002, respectively.

Note 5 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those recorded on the balance sheet.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. For additional information on credit extension commitments, see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report. The following table summarizes outstanding unfunded commitments to extend credit at September 30, 2003 and December 31, 2002. These unfunded commitments have been reduced by amounts participated to other financial institutions.

(Dollars in millions)	September 30 2003	December 31 2002
Loan commitments(1)	$214,303	$212,704
Standby letters of credit and financial guarantees	29,431	30,837
Commercial letters of credit	3,745	3,109

Legally binding commitments	247,479	246,650
Credit card lines	92,522	85,801

Total commitments	$340,001	$332,451

(1)	Equity commitments of $1,962 and $2,197 primarily related to obligations to fund existing equity investments were included in loan commitments at September 30, 2003 and December 31, 2002, respectively.

Other Commitments

When-issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. Changes in market price between commitment date and issuance are reflected in trading account profits. At September 30, 2003, the Corporation had commitments to purchase and sell when-issued securities of $145.3 billion and $142.4 billion, respectively. At December 31, 2002, the Corporation had commitments to purchase and sell when-issued securities of $166.1 billion and $164.5 billion, respectively.

As of September 30, 2003, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $39.3 billion were not included in credit card line commitments in the table above. At September 30, 2003, the outstandings related to these charge cards were $284 million.

At September 30, 2003, the Corporation had forward whole mortgage loan purchase commitments of $704 million, which were settled in October 2003. At December 31, 2002, the Corporation had forward whole mortgage loan purchase commitments of $10.8 billion, all of which were settled in January 2003. At September 30, 2003 and December 31, 2002, the Corporation had no forward whole mortgage loan sale commitments. For further discussion on ALM activities, see Interest Rate and Foreign Exchange Derivative Contracts beginning on page 53.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of ERISA-governed pension plans such as 401(k) plans, 457 plans, etc. The Corporation also sells products that guarantee the return of principal to investors at a preset future date. At September 30, 2003 and December 31, 2002, the notional amount of these guarantees totaled $30.9 billion and $23.8 billion, respectively. The increase was primarily due to new sales of stable value products for defined contribution plans. As of September 30, 2003 and December 31, 2002, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

In the ordinary course of business, the Corporation enters into various agreements that contain indemnifications, such as tax indemnifications, whereupon payment may become due if certain external events occur, such as a change in tax law. The maximum potential future payment under indemnification agreements is difficult to assess for several reasons, including the inability to predict future changes in tax and other laws, the difficulty in determining how such laws would apply to parties in contracts, the absence of exposure limits contained in standard contract language and the timing of the early termination clause. Historically, any payments made under these guarantees have been de minimis. Management has assessed the probability of making such payments in the future as remote.

The Corporation has provided protection on a subset of one consumer finance securitization in the form of a guarantee with a maximum payment of $220 million that is only paid out if over-collateralization is not sufficient to absorb losses and certain other conditions are met. The Corporation anticipates no material payments will be due over the life of the contract, which is approximately three years.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $1.2 billion and $575 million at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, the Corporation has made no material payments under these products.

For additional information on the guarantees discussed above, see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

Litigation and Regulatory Matters

Mutual Fund Operations

On September 3, 2003, the Office of the Attorney General for the State of New York (NYAG) simultaneously filed and settled a complaint against Canary Capital Partners, LLC, et al. (collectively, Canary). The complaint alleged, among other things, that Canary engaged in improper trading with certain mutual funds in the Nations Funds family (Nations Funds). Specifically, the NYAG alleged that Canary engaged in activities that it characterized as “market timing” and “late trading.” The Corporation is cooperating fully with the NYAG, the U.S. Securities and Exchange Commission (SEC) and other regulators in connection with these inquiries.

On September 16, 2003, the NYAG announced a criminal action, and the SEC announced a civil action, against a former employee of Banc of America Securities LLC (BAS). The complaints allege that this former employee played a key role in enabling Canary to engage in “late trading” of shares of Nations Funds and other mutual funds in violation of state and federal law.

The Corporation has announced that it will establish a restitution fund for shareholders of the Nations Funds who were harmed by Canary’s late trading and market timing practices. In addition, the Corporation announced that it will provide restitution for shareholders of third party mutual funds who were harmed by any late trading activities by Canary that are found to have occurred through the Corporation in the event restitution is not otherwise available from Canary, its affiliates, its investors or from any other third parties. The Corporation has also committed to return to the Nations Funds all funds management and advisory fees related to the Canary market timing agreement.

The Corporation has named several key leaders and advisors external to the Corporation to review mutual fund practices. These individuals will lead an independent review of the Corporation’s mutual fund policies and practices, conduct a complete legal and regulatory compliance review of the Corporation’s mutual fund business, and coordinate a detailed review of all technology, control, and compliance systems related to the mutual fund business, including all systems relating to sales, clearing, and derivative and brokerage operations.

The Corporation is developing new policies to eliminate all lending, derivatives, brokerage services or any other services relating to mutual fund trading activity by clients known to the Corporation to engage in active mutual fund market timing not permitted by the targeted funds. The Corporation has committed that the market timing policies being established will no longer permit special exceptions.

The independent trustees of the Board of Trustees of the Nations Funds have retained an independent firm to evaluate the extent of any adverse monetary impact to any Nations Fund in which the Nations Funds’ adviser permitted a discretionary market-timing agreement. They also announced that they would evaluate whether any additional steps are appropriate to assure Nations Funds shareholders that the Nations Funds are being managed in their best interests. In addition, the independent trustees announced that the Board of Trustees, with the assistance of the independent firm, will conduct a review of the issues relating to late trading in Nations Funds, consider the results of the review of these issues being conducted by the Corporation, and take action as appropriate.

As of the date hereof, a number of lawsuits have been filed against the Corporation, its affiliates and associates in connection with these circumstances, alleging, among other things, breaches of fiduciary duties, federal securities laws, the ERISA Act, and the Investment Advisers Act of 1940 as well as contractual and other common law claims. The Corporation has also received shareholder derivative actions purportedly brought on behalf of the Corporation alleging various claims, including breach of fiduciary duty, against the Board of Directors in connection with these matters. Additional lawsuits presenting similar or additional allegations and requests for relief arising out of these circumstances could be filed in the future against the Corporation and related parties.

During the quarter ended September 30, 2003, the Corporation recognized a $100 million charge to income in connection with these matters. The Corporation, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

Enron Corporation (Enron) Securities Litigation

On September 29, 2003, plaintiffs in the Enron Securities Litigation and certain financial institution defendants, including the Corporation, participated in a nonbinding mediation of claims presented in both the Enron Securities Litigation and the Enron bankruptcy. The mediation failed to resolve any of the subject claims. A further session of the mediation is scheduled for January 8, 2004.

WorldCom, Inc. (WorldCom) Securities Litigation

The number of actions, in addition to WorldCom Securities Litigation, in which the Corporation or BAS has been named as a defendant arising out of alleged accounting irregularities in the books and records of WorldCom, has increased to approximately 69 actions. Of these actions, approximately 42 have been consolidated with WorldCom Securities Litigation pending in the United States District Court for the Southern District of New York.

On October 3, 2003, the parties to the WorldCom Securities Litigation were ordered to attend a mandatory settlement conference on October 16, 2003. No claims were resolved and further sessions are scheduled for November 2003.

On October 24, 2003, a class consisting of all persons and entities who purchased or otherwise acquired publicly traded securities of WorldCom during the period beginning April 29, 1999 through and including June 25, 2002 and who were injured thereby, was certified by the United States District Court in the WorldCom Securities Litigation.

Regulatory

In the ordinary course of business, the Corporation is routinely subject to regulatory examinations, information gathering requests, inquiries and investigations. One of the Corporation’s subsidiaries, BAS, is a registered broker/dealer under the federal securities laws and is subject to regulation by the SEC, the National Association of Securities Dealers, the New York Stock Exchange and state securities regulators. In connection with on-going investigations by those agencies, BAS has received numerous requests and orders for documents, testimony and information in connection with various aspects of its regulated activities. In each instance, BAS is cooperating with the requesting agency. BAS has not been advised that any enforcement action against BAS is currently contemplated. There can be no assurance, however, that the investigations will not in the future result in such action.

For a more detailed discussion on Litigation, see Note 13 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

Note 6 – Shareholders’ Equity and Earnings Per Common Share

On January 22, 2003, the Board authorized a stock repurchase program of up to 130 million shares of the Corporation’s common stock at an aggregate cost of $12.5 billion. At September 30, 2003, the remaining buyback authority for common stock under this program totaled $8.6 billion, or 80 million shares. During the nine months ended September 30, 2003, the Corporation repurchased approximately 74 million shares of its common stock in open market repurchases and as a result of put options exercised, at an average per-share price of $75.39, which reduced shareholders’ equity by $5.6 billion and increased earnings per share by approximately $0.11. These repurchases were partially offset by the issuance of 62 million shares of common stock under employee plans, which increased shareholders’ equity by $3.7 billion, net of $138 million of deferred compensation related to restricted stock awards, and decreased earnings per share by approximately $0.09 for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Corporation repurchased approximately 99 million shares of its common stock in open market repurchases and under an accelerated repurchase program at an average per-share price of $68.52, which reduced shareholders’ equity by $6.8 billion and increased earnings per share by approximately $0.13. These repurchases were partially offset by the issuance of 42 million shares of common stock under employee plans, which increased shareholders’ equity by $2.2 billion and decreased earnings per share by approximately $0.06 for the nine months ended September 30, 2002. The Corporation will continue to repurchase shares, from time to time, in the open market or private transactions through its previously approved repurchase plan.

Accumulated other comprehensive income (OCI) includes pre-tax net unrealized gains (losses) related to available-for-sale and marketable equity securities, foreign currency translation adjustments, derivatives and other of $(3.5) billion and $1.4 billion for the nine months ended September 30, 2003 and 2002, respectively. The net change in accumulated OCI also includes adjustments for gains (losses) to net income during the current period that had been included in accumulated OCI in previous period ends. Pre-tax adjustments for gains included in the Consolidated Statement of Income for the nine months ended September 30, 2003 and 2002 were $1.1 billion and $531 million, respectively. The related income tax expense (benefit) was $(1.6) billion and $686 million for the nine months ended September 30, 2003 and 2002, respectively.

The Corporation has, from time to time, sold put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. As of September 30, 2003, all put options under this program had matured and there were no remaining put options outstanding. For additional information on the put option program, see Note 14 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

The calculation of earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2003 and 2002 is presented below.

(Dollars in millions, except per share information; shares in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Earnings per common share
Net income	$2,922	$2,235	$8,084	$6,635
Preferred stock dividends	(1)	(2)	(3)	(4)

Net income available to common shareholders	$2,921	$2,233	$8,081	$6,631

Average common shares issued and outstanding	1,490,103	1,504,017	1,494,369	1,526,946

Earnings per common share	$1.96	$1.49	$5.41	$4.34

Diluted earnings per common share
Net income available to common shareholders	$2,921	$2,233	$8,081	$6,631
Preferred stock dividends	1	2	3	4

Net income available to common shareholders and assumed conversions	$2,922	$2,235	$8,084	$6,635

Average common shares issued and outstanding	1,490,103	1,504,017	1,494,369	1,526,946
Dilutive potential common shares (1,2)	29,538	42,330	29,154	46,257

Total diluted average common shares issued and outstanding	1,519,641	1,546,347	1,523,523	1,573,203

Diluted earnings per common share	$1.92	$1.45	$5.31	$4.22

(1)	For the three months and nine months ended September 30, 2003, average options to purchase 5 million and 9 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive. For the three months and nine months ended September 30, 2002, average options to purchase 23 million and 22 million shares, respectively, were outstanding but not included in the computation of earnings per share because they were antidilutive.
(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units and stock options.

Note 7 – Business Segment Information

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

Total revenue includes net interest income on a fully taxable-equivalent basis and noninterest income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income also reflects an allocation of net interest income generated by assets and liabilities used in the Corporation’s ALM activities.

The following table presents results of operations, selected performance ratios and selected average balance sheet categories for the three months and nine months ended September 30, 2003 and 2002 for each business segment. Certain prior period amounts have been reclassified among segments to conform to the current period presentation.

Business Segment Summary

For the three months ended September 30
	Total Corporation		Consumer and Commercial Banking (1)		Asset Management (1)
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income(2)	$5,477	$5,465	$3,942	$3,888	$184	$190
Noninterest income	4,439	3,220	2,952	2,163	431	381

Total revenue	9,916	8,685	6,894	6,051	615	571
Provision for credit losses	651	804	496	420	(2)	118
Gains on sales of securities	233	189	1	13	—	—
Amortization of intangibles	55	54	45	43	1	1
Other noninterest expense	5,015	4,566	3,022	2,950	433	363

Income before income taxes	4,428	3,450	3,332	2,651	183	89
Income tax expense	1,506	1,215	1,187	973	60	26

Net income	$2,922	$2,235	$2,145	$1,678	$123	$63

Shareholder value added	$1,624	$880	$1,633	$1,144	$48	$(14)
Net interest yield (fully taxable-equivalent basis)	3.22%	3.75%	4.51%	5.39%	3.04%	3.12%
Return on average equity	23.7	19.0	42.4	34.9	17.7	9.7
Efficiency ratio (fully taxable-equivalent basis)	51.1	53.2	44.5	49.4	70.5	63.7
Average:
Total loans and leases	$357,288	$340,484	$188,500	$182,142	$23,205	$23,637
Total assets	785,681	669,149	369,222	309,964	25,925	25,965
Total deposits	414,569	373,933	319,641	283,769	13,313	11,967
Common equity/Allocated equity	48,816	46,592	20,089	19,090	2,761	2,581

For the three months ended September 30
	Global Corporate and Investment Banking (1)		Equity Investments (1)		Corporate Other
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income (2)	$1,220	$1,211	$(45)	$(40)	$176	$216
Noninterest income	1,033	790	(35)	(193)	58	79

Total revenue	2,253	2,001	(80)	(233)	234	295
Provision for credit losses	98	203	—	—	59	63
Gains (losses) on sales of securities	—	(25)	—	—	232	201
Amortization of intangibles	7	8	1	1	1	1
Other noninterest expense	1,391	1,200	26	27	143	26

Income before income taxes	757	565	(107)	(261)	263	406
Income tax expense	244	179	(39)	(100)	54	137

Net income	$513	$386	$(68)	$(161)	$209	$269

Shareholder value added	$262	$63	$(126)	$(223)	$(193)	$(90)
Net interest yield (fully taxable-equivalent basis)	1.87%	2.37%	n/m	n/m	n/m	n/m
Return on average equity	21.9	14.0	(13.0)%	(30.6)%	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	62.1	60.4	n/m	n/m	n/m	n/m
Average:
Total loans and leases	$46,243	$61,032	$93	$446	$99,247	$73,227
Total assets	311,829	244,019	6,335	6,093	72,370	83,108
Total deposits	67,456	66,163	—	—	14,159	12,034
Common equity/Allocated equity (3)	9,298	10,935	2,093	2,079	14,575	11,907

Business Segment Summary (continued)

For the nine months ended September 30
	Total Corporation		Consumer and Commercial Banking (1)		Asset Management (1)
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income (2)	$16,362	$15,974	$11,642	$11,284	$552	$562
Noninterest income	12,379	10,141	7,875	6,140	1,253	1,229

Total revenue	28,741	26,115	19,517	17,424	1,805	1,791
Provision for credit losses	2,256	2,532	1,506	1,295	(3)	288
Gains on sale of securities	802	326	12	44	—	—
Amortization of intangibles	163	164	134	132	4	4
Other noninterest expense	14,682	13,440	9,052	8,402	1,182	1,096

Income before income taxes	12,442	10,305	8,837	7,639	622	403
Income tax expense	4,358	3,670	3,230	2,817	214	136

Net income	$8,084	$6,635	$5,607	$4,822	$408	$267

Shareholder value added	$4,178	$2,546	$4,113	$3,224	$185	$54
Net interest yield (fully taxable-equivalent basis)	3.35%	3.78%	4.63%	5.38%	3.10%	3.02%
Return on average equity	21.9	18.7	37.9	33.5	19.7	14.8
Efficiency ratio (fully taxable-equivalent basis)	51.7	52.1	47.1	49.0	65.7	61.4
Average:
Total loans and leases	$351,119	$334,703	$187,366	$181,863	$22,920	$24,242
Total assets	758,140	651,257	358,703	304,415	25,584	26,281
Total deposits	401,985	368,142	307,335	280,221	12,962	11,860
Common equity/Allocated equity	49,455	47,396	19,791	19,274	2,765	2,415

For the nine months ended September 30
	Global Corporate and Investment Banking (1)		Equity Investments (1)		Corporate Other
(Dollars in millions)	2003	2002	2003	2002	2003	2002
Net interest income (2)	$3,702	$3,536	$(118)	$(124)	$584	$716
Noninterest income	3,156	3,056	(81)	(222)	176	(62)

Total revenue	6,858	6,592	(199)	(346)	760	654
Provision for credit losses	542	684	4	—	207	265
Gains (losses) on sale of securities	(17)	(67)	—	—	807	349
Amortization of intangibles	21	24	2	2	2	2
Other noninterest expense	4,116	3,782	80	61	252	99

Income before income taxes	2,162	2,035	(285)	(409)	1,106	637
Income tax expense	726	681	(103)	(161)	291	197

Net income	$1,436	$1,354	$(182)	$(248)	$815	$440

Shareholder value added	$642	$370	$(351)	$(437)	$(411)	$(665)
Net interest yield (fully taxable-equivalent basis)	2.06%	2.37%	n/m	n/m	n/m	n/m
Return on average equity	19.4	16.1	(11.7)%	(15.6)%	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	60.3	57.7	n/m	n/m	n/m	n/m
Average:
Total loans and leases	$51,319	$64,029	$313	$440	$89,201	$64,129
Total assets	289,516	238,115	6,201	6,200	78,136	76,246
Total deposits	67,224	64,392	—	—	14,464	11,669
Common equity/Allocated equity (3)	9,904	11,229	2,074	2,132	14,921	12,346

n/m = not meaningful

(1)	There were no material intersegment revenues among the segments.
(2)	Net interest income is presented on a fully taxable-equivalent basis.
(3)	Equity in Corporate Other primarily represents equity of the Corporation not allocated to the business segments.

Reconciliations of the four business segments’ revenue and net income to consolidated totals follow:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Segments’ revenue	$9,682	$8,390	$27,981	$25,461
Adjustments:
Revenue associated with unassigned capital	154	160	496	504
Asset and liability management activities (1)	118	159	513	185
Liquidating businesses	83	87	235	367
Fully taxable-equivalent basis adjustment	(173)	(163)	(484)	(425)
Other	(121)	(111)	(484)	(402)

Consolidated revenue	$9,743	$8,522	$28,257	$25,690

Segments’ net income	$2,713	$1,966	$7,269	$6,195
Adjustments, net of taxes:
Gains on sales of securities	159	137	546	234
Earnings associated with unassigned capital	106	109	335	338
Asset and liability management activities (1)	81	57	349	64
Liquidating businesses	4	—	(26)	22
Other	(141)	(34)	(389)	(218)

Consolidated net income	$2,922	$2,235	$8,084	$6,635

(1)	Includes whole mortgage loan sale gains.

The adjustments presented in the table above include consolidated income and expense amounts not specifically allocated to individual business segments.

Note 8 – Special Purpose Financing Entities

Securitizations

The Corporation securitizes assets and may retain a portion or all of the securities, subordinated tranches, interest only strips and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Those assets may be serviced by the Corporation or by third parties to whom the servicing rights have been sold.

Variable Interest Entities

In January 2003, the FASB issued FIN 46 that addresses off-balance sheet financing entities. As of October 9, 2003, the FASB deferred compliance under FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for VIEs created prior to February 1, 2003. However, the Corporation adopted FIN 46 on July 1, 2003, as originally issued and consolidated the assets and liabilities related to certain of its multi-seller asset-backed commercial paper conduits. As of September 30, 2003, these assets and liabilities were approximately $12.2 billion. There was no material impact to Tier 1 Capital as a result of consolidation. Prior periods were not restated. Subsequent to September 30, 2003, the Corporation closed a transaction related to these conduits that resulted in the de-consolidation of approximately $8.0 billion of assets and liabilities. There was no impact to net income as a result of the de-consolidation. FIN 46 requires that when entities are consolidated, the assets should be initially recorded at their carrying amounts at the date the requirements of FIN 46 first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value on the first date FIN 46 applies. Any difference between the net amount added to the Corporation’s Consolidated Balance Sheet and the amount of any previously recognized interest in the newly consolidated entity shall be recognized as the cumulative effect of an accounting change. There was no material impact to net income as a result of applying FIN 46 on July 1, 2003. At September 30, 2003, the consolidated assets and liabilities were reflected in other assets, and commercial paper and other short-term borrowings in the Global Corporate and Investment Banking business segment. The Corporation’s loss exposure associated with these entities including unfunded commitments was approximately $17.3 billion. Due to the legal isolation structure of these entities, general creditors and/or other beneficial interest holders of the VIEs have no recourse to the Corporation’s general credit. Management does not believe any losses resulting from its involvement with these entities will be material.

Additionally, the Corporation had significant involvement with other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns, or both. These entities facilitate client transactions, and the Corporation functions as administrator for all of these and provides either liquidity and letters of credit or derivatives to the VIE. The Corporation typically obtains variable interests in these types of entities at the inception of the transaction. Total assets of these entities at September 30, 2003 were approximately $26.5 billion. At September 30, 2003, the Corporation’s loss exposure associated with these VIEs was approximately $15.8 billion, which is net of amounts syndicated. However, management does not believe any losses resulting from its involvement with these entities will be material.

Revenues from administration, liquidity, letters of credit and other services provided to the VIEs were approximately $123 million and $387 million for the nine months ended September 30, 2003 and 2002, respectively.

See Notes 1 and 8 of the consolidated financial statements of the Corporation’s 2002 Annual Report for a more detailed discussion of special purpose financing entities.

Note 9 – Subsequent Event – FleetBoston Financial Corporation Merger

On October 27, 2003, the Corporation and FleetBoston Financial Corporation (FleetBoston) announced a definitive agreement to merge. The merger will be a stock-for-stock transaction initially valued at approximately $47 billion. The acquisition will be accounted for using the purchase method of accounting and each share of FleetBoston common stock will be exchanged for 0.5553 shares of the Corporation’s common stock. The Corporation and FleetBoston have generated a combined $10 billion in earnings in the first nine months of 2003. The agreement has been approved by both boards of directors and is subject to customary regulatory and shareholder approvals. The closing is expected in the first half of 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of Bank of America Corporation and its subsidiaries (the Corporation) Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed in the Corporation’s 2002 Annual Report. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

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

The Corporation is headquartered in Charlotte, North Carolina, operates in 21 states and the District of Columbia and has offices located in 30 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. At September 30, 2003, the Corporation had $737 billion in assets and approximately 133,000 full-time equivalent employees. Notes to the consolidated financial statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Performance overview for the nine months ended September 30, 2003 compared to the same period in 2002:

Net income totaled $8.1 billion, or $5.31 per diluted common share, 22 percent and 26 percent increases, respectively, from $6.6 billion, or $4.22 per diluted common share. The return on average common shareholders’ equity was 22 percent compared to 19 percent.

For the nine months ended September 30, 2003, we saw increased net income for all three of our major businesses and continued to experience strong core business fundamentals in the areas of customer satisfaction and product/market performance resulting in momentum for the remainder of the year.

Customer satisfaction continued to increase, resulting in better retention and increased opportunities to deepen relationships with our customers. Delighted or highly satisfied customers, those who rate us a 9 or 10 on a 10-point scale, increased five percent.

We added over one million net new checking accounts for the nine months ended September 30, 2003, exceeding the full-year goal of one million and almost doubling last year’s full-year net new checking growth of 528,000.

Our active online banking customers reached 6.6 million, a 52 percent increase. Forty-one percent of consumer households that hold checking accounts use online banking. Active bill pay customers increased 88 percent to 2.8 million. Active bill pay users paid $33.5 billion of bills compared to $18.0 billion.

First mortgage originations increased $56.7 billion to $112.8 billion, resulting primarily from elevated refinancing levels and expanded market coverage from our deployment of LoanSolutions®, which was first rolled out in the second quarter of 2002. Total mortgages funded through LoanSolutions® totaled $33.1 billion.

We extended our lead as the No. 1 Small Business Administration (SBA) lender in the nation by issuing 9,406 SBA loans to entrepreneurs during the October 2002 to September 2003 SBA fiscal year. This is a 140 percent increase over the previous year’s 3,917 SBA loans.

Debit card purchase volumes grew 21 percent while credit card purchases increased 10 percent. Total managed consumer credit card revenue, including interest income, increased 24 percent. Managed average consumer credit card receivables grew 13 percent primarily due to new account growth from pre-approved direct mail programs and from the branch network.

Global Corporate and Investment Banking continued to maintain overall market share and gained in areas such as U.S. equities and convertibles, mortgage-backed securities and mergers and acquisitions.

Financial highlights for the nine months ended September 30, 2003 compared to the same period in 2002:

Net interest income on a fully taxable-equivalent basis increased $388 million to $16.4 billion. This increase was driven by the impact of credit card loan growth, higher trading-related net interest income, higher mortgage warehouse levels and higher core deposit funding levels, partially offset by reductions in the large corporate, foreign loans, exited consumer loan businesses and the negative impact of declining rates net of asset and liability management (ALM) portfolio repositioning. The net interest yield on a fully taxable-equivalent basis declined 43 basis points (bps) to 3.35 percent primarily due to higher trading-related assets and the negative impact of declining rates net of ALM portfolio repositioning.

Noninterest income increased $2.2 billion, primarily due to increases in mortgage banking income driven by gains from higher volumes of mortgage loans sold into the secondary market and improved profit margins, card income, consumer-based fee income, and gains recognized in our whole mortgage loan portfolio as we sold some whole mortgage loans to manage prepayment risk due to the longer than anticipated low interest rate environment. For the nine months ended September 30, 2003 and 2002, other noninterest income included gains from whole mortgage loan sales of $723 million and $328 million, respectively. Other noninterest income also included equity in the earnings of our investment in Grupo Financiero Santander Serfin (GFSS) of $85 million.

Gains on sales of securities were $802 million compared to $326 million as we continued to reposition the ALM portfolio in response to interest rate fluctuations.

The provision for credit losses declined $276 million to $2.3 billion primarily due to an improvement in the commercial portfolio. Net charge-offs were $2.4 billion and represented 0.91 percent of average loans and leases, a decrease of 10 bps. The decrease in net charge-offs in the commercial – domestic loan portfolio was partially offset by an increase in consumer credit card net charge-offs.

Nonperforming assets decreased $1.6 billion to $3.7 billion, or 0.98 percent of loans, leases and foreclosed properties at September 30, 2003 compared to 1.53 percent at December 31, 2002. This decline was primarily driven by reduced levels of inflows to nonperforming assets in Global Corporate and Investment Banking, together with loan sales and payoffs facilitated by higher levels of liquidity in the capital markets.

Noninterest expense increased $1.2 billion, primarily due to increases in personnel, professional fees, marketing and occupancy expense. Higher personnel costs resulted from increased costs of certain employee benefits, incentives, mortgage production related salaries and initiative related contract labor. Employee benefits expense increased as we began expensing stock options in the first quarter of 2003 and due to the impacts of a change in the expected long-term rate of return on plan assets to 8.5 percent for 2003 from 9.5 percent for 2002 and a change in the discount rate from 7.25 percent in 2002 to 6.75 percent in 2003 for the Bank of America Pension Plan. The increase in professional fees was driven by higher litigation accruals of $245 million associated with pending litigation principally related to securities matters. Marketing expense increased primarily due to higher advertising, as well as marketing investments in pre-approved direct mail for the credit card business. Higher occupancy costs were due to $90 million associated with vacating space in Tokyo and San Francisco related to exiting businesses and increased security and insurance expense. In addition, recorded in other expense during the third quarter was a $100 million charge related to issues surrounding our mutual funds practices.

Income tax expense was $3.9 billion reflecting an estimated effective tax rate of 32.4 percent compared to $3.2 billion and 32.8 percent, respectively. We revised our effective tax rate to 32.4 percent from 33 percent in the third quarter. The impact of this change was approximately $47 million.

On October 27, 2003, the Corporation and FleetBoston Financial Corporation (FleetBoston) announced a definitive agreement to merge. The merger will be a stock-for-stock transaction initially valued at approximately $47 billion. The acquisition will be accounted for using the purchase method of accounting and each share of FleetBoston common stock will be exchanged for 0.5553 shares of the Corporation’s common stock. The Corporation and FleetBoston have generated a combined $10 billion in earnings in the first nine months of 2003. The agreement has been approved by both boards of directors and is subject to customary regulatory and shareholder approvals. The closing is expected in the first half of 2004.

Table 1

Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2003	2002	2003	2002
Income statement
Net interest income	$5,304	$5,302	$15,878	$15,549
Noninterest income	4,439	3,220	12,379	10,141
Total revenue	9,743	8,522	28,257	25,690
Provision for credit losses	651	804	2,256	2,532
Gains on sales of securities	233	189	802	326
Noninterest expense	5,070	4,620	14,845	13,604
Income before income taxes	4,255	3,287	11,958	9,880
Income tax expense	1,333	1,052	3,874	3,245
Net income	2,922	2,235	8,084	6,635
Average common shares issued and outstanding (in thousands)	1,490,103	1,504,017	1,494,369	1,526,946
Average diluted common shares issued and outstanding (in thousands)	1,519,641	1,546,347	1,523,523	1,573,203

Performance ratios
Return on average assets	1.48%	1.33%	1.43%	1.36%
Return on average common shareholders’ equity	23.74	19.02	21.85	18.71
Total equity to total assets (period end)	6.84	7.31	6.84	7.31
Total average equity to total average assets	6.22	6.97	6.53	7.29
Dividend payout	40.85	40.25	38.53	41.37

Per common share data
Earnings	$1.96	$1.49	$5.41	$4.34
Diluted earnings	1.92	1.45	5.31	4.22
Dividends paid	0.80	0.60	2.08	1.80
Book value	33.83	32.07	33.83	32.07

Average balance sheet
Total loans and leases	$357,288	$340,484	$351,119	$334,703
Total assets	785,681	669,149	758,140	651,257
Total deposits	414,569	373,933	401,985	368,142
Long-term debt (1)	66,788	64,880	67,702	66,161
Common shareholders’ equity	48,816	46,592	49,455	47,396
Total shareholders’ equity	48,871	46,652	49,512	47,457

Capital ratios (period end)
Risk-based capital:
Tier 1	8.25%	8.13%	8.25%	8.13%
Total	12.17	12.38	12.17	12.38
Leverage	5.96	6.35	5.96	6.35

Market price per share of common stock
Closing	$78.04	$63.80	$78.04	$63.80
High	84.90	71.94	84.90	77.08
Low	74.58	57.90	64.26	57.51

(1)	Includes long-term debt related to trust preferred securities.

Supplemental Financial Data

Shareholder value added (SVA) is a performance measure used in managing our growth strategy and is not defined in accounting principles generally accepted in the U.S. We also calculate certain measures, such as net interest income, core net interest income, net interest yield and efficiency ratio, on a fully taxable-equivalent basis. Other companies may define or calculate supplemental financial data differently. See Tables 2 and 3 for supplemental financial data for the three months and nine months ended September 30, 2003 and 2002.

SVA is a key measure of performance used in managing our growth strategy orientation and strengthening our focus on generating long-term growth and shareholder value. SVA is used in measuring performance of our different business units and is an integral component for allocating resources. Each business segment has a goal for growth in

SVA reflecting the individual segment’s business and customer strategy. Investment resources and initiatives are aligned with these SVA growth goals during the planning and forecasting process. Investment, relationship and profitability models all have SVA as a key measure to support the implementation of SVA growth goals. SVA is defined as cash basis earnings less a charge for the use of capital. Cash basis earnings is net income adjusted to exclude amortization of intangibles. The charge for the use of capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Equity is allocated to the business segments using a risk-adjusted methodology for each segment’s credit, market, country and operational risk. SVA increased 64 percent to $4.2 billion for the nine months ended September 30, 2003 from the comparable 2002 period, due to both the $1.4 billion increase in cash basis earnings and the decrease in capital charge, which was driven by the reduction in management’s estimate of the rate used to calculate the charge for the use of capital from 12 percent to 11 percent in the first quarter of 2003. See Table 2 for the calculation of SVA and Business Segment Operations beginning on page 31 for additional discussion on SVA.

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

Table 2

Supplemental Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Shareholder value added
Net income	$2,922	$2,235	$8,084	$6,635
Amortization expense	55	54	163	164

Cash basis earnings	2,977	2,289	8,247	6,799
Capital charge	(1,353)	(1,409)	(4,069)	(4,253)

Shareholder value added	$1,624	$880	$4,178	$2,546

Fully taxable-equivalent basis data
Net interest income	$5,477	$5,465	$16,362	$15,974
Total revenue	9,916	8,685	28,741	26,115
Net interest yield	3.22%	3.75%	3.35%	3.78%
Efficiency ratio	51.13	53.19	51.65	52.09

Additionally, we review “core net interest income,” which adjusts reported net interest income on a fully taxable-equivalent basis for the impact of Global Corporate and Investment Banking’s trading-related activities and loans that we originated and sold into revolving credit card and commercial securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we take on the role of servicer and record servicing income and gains or losses on securitizations, where appropriate. We evaluate our trading results by combining trading-related net interest income with trading account profits, as discussed in the Global Corporate and Investment Banking business segment discussion beginning on page 34, as trading strategies are evaluated based on total revenue.

Table 3 below provides a reconciliation of net interest income on a fully taxable-equivalent basis presented in Tables 4 and 5 to core net interest income for the three months and nine months ended September 30, 2003 and 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

Table 3

Core Net Interest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Net interest income
As reported on a fully taxable-equivalent basis	$5,477	$5,465	$16,362	$15,974
Trading-related net interest income	(540)	(487)	(1,699)	(1,388)
Impact of revolving securitizations	78	112	265	412

Core net interest income	$5,015	$5,090	$14,928	$14,998

Average earning assets
As reported	$677,308	$580,248	$651,535	$563,964
Trading-related earning assets	(199,727)	(126,280)	(176,066)	(121,295)
Impact of revolving securitizations	3,112	5,277	3,778	6,682

Core average earning assets	$480,693	$459,245	$479,247	$449,351

Net interest yield on earning assets
As reported	3.22%	3.75%	3.35%	3.78%
Impact of trading-related activities	0.90	0.62	0.76	0.62
Impact of revolving securitizations	0.03	0.04	0.03	0.06

Core net interest yield on earning assets	4.15%	4.41%	4.14%	4.46%

Core net interest income was virtually unchanged for the nine months ended September 30, 2003 from the comparable 2002 period as credit card loan growth, higher mortgage warehouse levels and higher core funding levels were partially offset by reduced levels in large corporate, foreign and middle market loans, and exited consumer loan businesses and the negative impact of declining rates net of ALM repositioning.

Core average earning assets increased $29.9 billion for the nine months ended September 30, 2003 from the comparable 2002 period primarily due to higher levels of residential mortgages, mortgage warehouse, credit card loans, and securities, partially offset by reductions in the levels of large corporate, foreign and middle market loans, and exited consumer loan businesses.

The core net interest yield decreased 32 bps for the nine months ended September 30, 2003 from the comparable 2002 period mainly due to the negative impact of declining rates net of ALM repositioning, partially offset by credit card loan growth and the impact of higher levels of core deposit funding.

Table 4

Quarterly Average Balances and Interest Rates – Fully Taxable-Equivalent Basis

	Third Quarter 2003			Second Quarter 2003
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,062	$41	1.63%	$7,888	$39	1.99%
Federal funds sold and securities purchased under agreements to resell	90,236	479	2.11	70,054	194	1.11
Trading account assets	96,105	991	4.11	99,129	1,022	4.13
Securities	65,024	639	3.93	95,614	1,028	4.30

Loans and leases (1):
Commercial - domestic	96,086	1,719	7.10	100,721	1,746	6.95
Commercial - foreign	16,885	151	3.55	18,004	170	3.79
Commercial real estate - domestic	19,681	210	4.23	20,039	218	4.36
Commercial real estate - foreign	280	3	4.16	305	3	3.95

Total commercial	132,932	2,083	6.22	139,069	2,137	6.16

Residential mortgage	130,948	1,656	5.05	120,754	1,703	5.64
Home equity lines	22,539	255	4.48	22,763	263	4.64
Direct/Indirect consumer	33,278	488	5.82	32,248	495	6.17
Consumer finance	6,528	121	7.39	7,244	137	7.58
Credit card	29,113	742	10.11	26,211	690	10.56
Foreign consumer	1,950	17	3.43	1,990	17	3.47

Total consumer	224,356	3,279	5.82	211,210	3,305	6.27

Total loans and leases	357,288	5,362	5.97	350,279	5,442	6.23

Other earning assets	58,593	516	3.50	40,536	429	4.24

Total earning assets (2)	677,308	8,028	4.72	663,500	8,154	4.92

Cash and cash equivalents	22,660			23,203
Other assets, less allowance for credit losses	85,713			87,941

Total assets	$785,681			$774,644

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$25,285	$20	0.31%	$24,420	$35	0.58%
NOW and money market deposit accounts	151,424	249	0.65	146,284	295	0.81
Consumer CDs and IRAs	71,216	872	4.85	69,506	742	4.28
Negotiable CDs, public funds and other time deposits	7,771	25	1.27	12,912	45	1.41

Total domestic interest-bearing deposits	255,696	1,166	1.81	253,122	1,117	1.77

Foreign interest-bearing deposits (3):
Banks located in foreign countries	12,273	59	1.90	16,150	87	2.16
Governments and official institutions	2,032	6	1.21	2,392	8	1.42
Time, savings and other	18,792	47	1.00	19,209	57	1.18

Total foreign interest-bearing deposits	33,097	112	1.35	37,751	152	1.61

Total interest-bearing deposits	288,793	1,278	1.76	290,873	1,269	1.75

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	162,080	447	1.09	152,722	514	1.35
Trading account liabilities	36,903	345	3.71	38,610	316	3.28
Long-term debt (4)	66,788	481	2.88	68,927	531	3.08

Total interest-bearing liabilities (2)	554,564	2,551	1.83	551,132	2,630	1.91

Noninterest-bearing sources:
Noninterest-bearing deposits	125,776			114,434
Other liabilities	56,470			58,809
Shareholders’ equity	48,871			50,269

Total liabilities and shareholders’ equity	$785,681			$774,644

Net interest spread			2.89			3.01
Impact of noninterest-bearing sources			0.33			0.32

Net interest income/yield on earning assets		$5,477	3.22%		$5,524	3.33%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $925, $587 and $576 in the third, second and first quarters of 2003 and $517 and $397 in the fourth and third quarters of 2002, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $141, $28 and $46 in the third, second and first quarters of 2003 and $62 and $69 in the fourth and third quarters of 2002, respectively. These amounts were substantially offset by corresponding increases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 52.
(3)	Primarily consists of time deposits in denominations of $100,000 or more.
(4)	Includes long-term debt related to trust preferred securities.

	First Quarter 2003			Fourth Quarter 2002			Third Quarter 2002
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$6,987	$43	2.49%	$8,853	$56	2.49%	$10,396	$63	2.41%
Federal funds sold and securities purchased under agreements to resell	57,873	194	1.35	49,169	208	1.68	40,294	178	1.76
Trading account assets	99,085	1,053	4.27	84,181	994	4.71	85,129	1,017	4.76
Securities	67,784	793	4.69	83,751	1,078	5.15	76,484	1,120	5.85

Loans and leases (1):
Commercial - domestic	103,663	1,836	7.18	105,333	1,777	6.70	106,039	1,728	6.47
Commercial - foreign	18,876	156	3.35	20,538	180	3.48	21,256	206	3.85
Commercial real estate - domestic	19,955	215	4.37	20,359	245	4.77	20,576	265	5.10
Commercial real estate - foreign	301	3	3.88	426	4	3.93	425	4	3.92

Total commercial	142,795	2,210	6.27	146,656	2,206	5.97	148,296	2,203	5.90

Residential mortgage	113,695	1,582	5.59	108,019	1,699	6.28	104,590	1,733	6.61
Home equity lines	23,054	267	4.70	23,347	300	5.10	23,275	314	5.35
Direct/Indirect consumer	31,393	503	6.49	30,643	523	6.76	30,029	530	7.01
Consumer finance	8,012	154	7.76	8,943	174	7.75	10,043	201	7.97
Credit card	24,684	644	10.57	23,535	613	10.33	22,263	583	10.38
Foreign consumer	2,029	17	3.45	1,956	17	3.48	1,988	19	3.83

Total consumer	202,867	3,167	6.30	196,443	3,326	6.74	192,188	3,380	7.00

Total loans and leases	345,662	5,377	6.29	343,099	5,532	6.41	340,484	5,583	6.52

Other earning assets	35,701	417	4.71	32,828	417	5.07	27,461	387	5.61

Total earning assets (2)	613,092	7,877	5.18	601,881	8,285	5.48	580,248	8,348	5.73

Cash and cash equivalents	21,699			21,242			20,202
Other assets, less allowance for credit losses	78,508			72,345			68,699

Total assets	$713,299			$695,468			$669,149

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$22,916	$34	0.59%	$22,142	$35	0.63%	$22,047	$36	0.64%
NOW and money market deposit accounts	142,338	291	0.83	137,229	325	0.94	132,939	362	1.08
Consumer CDs and IRAs	66,937	695	4.21	66,266	728	4.36	67,179	746	4.40
Negotiable CDs, public funds and other time deposits	3,598	16	1.78	3,400	17	1.97	4,254	51	4.73

Total domestic interest-bearing deposits	235,789	1,036	1.78	229,037	1,105	1.91	226,419	1,195	2.09

Foreign interest-bearing deposits (3):
Banks located in foreign countries	14,218	80	2.27	15,286	104	2.70	17,044	123	2.85
Governments and official institutions	1,785	6	1.31	1,737	7	1.68	2,188	10	1.85
Time, savings and other	18,071	61	1.38	17,929	76	1.68	18,686	86	1.83

Total foreign interest-bearing deposits	34,074	147	1.75	34,952	187	2.12	37,918	219	2.29

Total interest-bearing deposits	269,863	1,183	1.78	263,989	1,292	1.94	264,337	1,414	2.12

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	123,041	453	1.49	123,434	558	1.79	108,281	526	1.93
Trading account liabilities	34,858	308	3.58	30,445	289	3.77	33,038	342	4.11
Long-term debt (4)	67,399	572	3.40	65,702	609	3.71	64,880	601	3.71

Total interest-bearing liabilities (2)	495,161	2,516	2.05	483,570	2,748	2.26	470,536	2,883	2.44

Noninterest-bearing sources:
Noninterest-bearing deposits	115,897			117,392			109,596
Other liabilities	52,841			46,432			42,365
Shareholders’ equity	49,400			48,074			46,652

Total liabilities and shareholders’ equity	$713,299			$695,468			$669,149

Net interest spread			3.13			3.22			3.29
Impact of noninterest-bearing sources			0.39			0.44			0.46

Net interest income/yield on earning assets		$5,361	3.52%		$5,537	3.66%		$5,465	3.75%

Table 5

Year-to-Date Average Balances and Interest Rates - Fully Taxable-Equivalent Basis

	Nine Months Ended September 30
	2003			2002
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$8,323	$123	1.98%	$10,437	$187	2.40%
Federal funds sold and securities purchased under agreements to resell	72,839	867	1.59	44,451	662	1.99
Trading account assets	98,095	3,066	4.17	78,005	2,866	4.91
Securities	76,131	2,460	4.31	72,450	3,022	5.56

Loans and leases (1):
Commercial - domestic	100,129	5,301	7.08	111,204	5,592	6.72
Commercial - foreign	17,914	477	3.56	21,540	644	3.99
Commercial real estate - domestic	19,891	642	4.32	21,431	798	4.98
Commercial real estate - foreign	295	9	3.99	402	13	4.34

Total commercial	138,229	6,429	6.22	154,577	7,047	6.09

Residential mortgage	121,862	4,941	5.41	93,559	4,724	6.74
Home equity lines	22,783	785	4.61	22,626	913	5.40
Direct/Indirect consumer	32,314	1,486	6.15	30,136	1,623	7.20
Consumer finance	7,256	412	7.59	11,069	682	8.22
Credit card	26,685	2,076	10.40	20,693	1,582	10.22
Foreign consumer	1,990	52	3.45	2,043	57	3.75

Total consumer	212,890	9,752	6.12	180,126	9,581	7.10

Total loans and leases	351,119	16,181	6.16	334,703	16,628	6.64

Other earning assets	45,028	1,362	4.04	23,918	1,100	6.14

Total earning assets (2)	651,535	24,059	4.93	563,964	24,465	5.79

Cash and cash equivalents	22,524			21,140
Other assets, less allowance for credit losses	84,081			66,153

Total assets	$758,140			$651,257

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$24,216	$89	0.49%	$21,539	$103	0.64
NOW and money market deposit accounts	146,715	835	0.76	130,025	1,044	1.07
Consumer CDs and IRAs	69,235	2,309	4.46	68,176	2,240	4.39
Negotiable CDs, public funds and other time deposits	8,109	86	1.42	4,520	112	3.29

Total domestic interest-bearing deposits	248,275	3,319	1.79	224,260	3,499	2.09

Foreign interest-bearing deposits (3):
Banks located in foreign countries	14,207	226	2.12	15,525	338	2.91
Governments and official institutions	2,071	20	1.32	2,511	36	1.90
Time, savings and other	18,693	165	1.18	19,051	269	1.89

Total foreign interest-bearing deposits	34,971	411	1.57	37,087	643	2.32

Total interest-bearing deposits	283,246	3,730	1.76	261,347	4,142	2.12

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	146,091	1,414	1.29	97,655	1,532	2.10
Trading account liabilities	36,798	969	3.52	31,989	971	4.06
Long-term debt (4)	67,702	1,584	3.12	66,161	1,846	3.72

Total interest-bearing liabilities (2)	533,837	7,697	1.93	457,152	8,491	2.48

Noninterest-bearing sources:
Noninterest-bearing deposits	118,739			106,795
Other liabilities	56,052			39,853
Shareholders’ equity	49,512			47,457

Total liabilities and shareholders’ equity	$758,140			$651,257

Net interest spread			3.00			3.31
Impact of noninterest-bearing sources			0.35			0.47

Net interest income/yield on earning assets		$16,362	3.35%		$15,974	3.78%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $2,088 and $1,466 in the nine months ended September 30, 2003 and 2002, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $215 and $79 in the nine months ended September 30, 2003 and 2002, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 52.
(3)	Primarily consists of time deposits in denominations of $100,000 or more.
(4)	Includes long-term debt related to trust preferred securities.

Trading-Related Revenue

Trading account profits represent the net amount earned from the Corporation’s trading positions, which include trading account assets and liabilities as well as derivative positions and mortgage banking certificates. Trading account profits, as reported in the Consolidated Statement of Income, do not include the net interest income recognized on trading positions or the related funding charge or benefit.

Trading account profits and trading-related net interest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of the Corporation’s trading activities. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities, and derivative contracts in interest rates, equities, credit, commodities and mortgage banking certificates. Certain prior period amounts have been reclassified to conform to the current period presentation.

Table 6

Trading-related Revenue

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Net interest income (1)	$540	$487	$1,699	$1,388
Trading account profits	175	71	382	679

Total trading-related revenue	$715	$558	$2,081	$2,067

Trading-related revenue by product
Foreign exchange	$135	$121	$395	$389
Interest rate (1)	270	111	702	593
Fixed income	329	140	1,007	538
Credit default swaps (2)	(77)	117	(267)	182
Equities	69	78	293	319
Commodities	(11)	(9)	(49)	46

Total trading-related revenue	$715	$558	$2,081	$2,067

(1)	Presented on a fully taxable-equivalent basis.
(2)	Used for credit risk management.

Trading-related revenue was virtually unchanged at $2.1 billion for the nine months ended September 30, 2003 and 2002 as the $311 million increase in net interest income was substantially offset by a $297 million decrease in trading account profits. The increase in trading-related net interest income for the nine months ended September 30, 2003 compared to the same period in the prior year was driven by an increase in average trading-related assets, mainly trading account assets and securities purchased under agreements to resell, as Global Corporate and Investment Banking continued to expand its distribution network. Decreases in trading account profits for the nine months ended September 30, 2003 compared to the same period in the prior year were partially offset by strong results in market-based trading activities, primarily fixed income. Offsetting the increase in fixed income revenue was a $449 million decrease in the valuation of credit default swaps. Also contributing to the decrease was a net reduction in the value of our mortgage banking certificates and the related derivative instruments of $122 million mainly attributed to lower interest rates and faster prepayment speeds in the first half of 2003. Finally, trading account profits were negatively impacted by trading losses in the commodity portfolio primarily due to the adverse impact on jet fuel prices from the outbreak of Severe Acute Respiratory Syndrome (SARS) in the second quarter of 2003.

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

See Note 1 of the consolidated financial statements for Recently Issued Accounting Pronouncements.

Business Segment Operations

We provide our customers and clients both traditional banking and nonbanking financial products and services through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain subsegments are managed through a single business segment. Descriptions of each business segment and subsegment are disclosed in the Corporation’s 2002 Annual Report on pages 32 through 36.

See Note 7 of the consolidated financial statements for additional business segment information, selected financial information for the business segments, reconciliations to consolidated amounts and information on Corporate Other. Certain prior period amounts have been reclassified among segments and their components to conform to the current period presentation.

Consumer and Commercial Banking

Our Consumer and Commercial Banking strategy is to attract, retain and deepen customer relationships. A critical component of that strategy includes continuously improving customer satisfaction. We believe this focus will help us achieve our goal of being recognized as the best retail bank in America. Customers reporting that they were delighted with their service increased five percent at September 30, 2003 compared to September 30, 2002. We added over one million net new checking accounts for the nine months ended September 30, 2003, exceeding the full-year goal of one million and almost doubling last year’s total net new checking growth of 528,000. This growth resulted from the introduction of new products, advancement of our multicultural strategy and strong customer retention. Access to our services through online banking, which saw a 52 percent increase in active online subscribers, our network of domestic banking centers, card products, ATMs, telephone and internet channels, and our product innovations such as an expedited mortgage application process through LoanSolutions® contributed to revenue growth and success with our customers.

Net interest income increased $358 million primarily due to overall deposit and credit card portfolio growth. This increase was partially offset by the compression of deposit interest margins and the results of ALM repositioning. SVA increased 28 percent due to the increase in net income and a decrease in the capital charge resulting from the reduction in the rate used to calculate the charge for the use of capital. Net interest income was positively impacted by the $5.5 billion, or three percent, increase in average loans and leases for the nine months ended September 30, 2003, compared to the same period in 2002, primarily due to an increase in consumer loans. Average on-balance sheet credit card outstandings increased 29 percent, primarily due to new account growth and an increase in new advances on previously securitized balances that are recorded on our balance sheet after the revolving period of the securitization. Average managed credit card outstandings, which include securitized credit card loans, increased 13 percent. Average home equity lines were relatively unchanged. A seven percent increase in average direct/indirect loans also contributed to growth in the consumer loan portfolio. Average commercial loans remained relatively unchanged for the nine months ended September 30, 2003.

Deposit growth also positively impacted net interest income. Higher consumer deposit balances as a result of government tax cuts, higher customer retention and our efforts to add new customers, as evidenced by the increase in net new checking accounts, drove the $27.1 billion, or 10 percent, increase in average deposits for the nine months ended September 30, 2003.

Significant Noninterest Income Components

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Service charges	$1,108	$1,037	$3,233	$2,992
Mortgage banking income	666	220	1,630	551
Card income	794	687	2,237	1,885
Trading account profits (losses)	39	(19)	(130)	1

Increases in both consumer and corporate service charges led to the $241 million, or eight percent, increase in service charges. Increased levels of deposit fees from new account growth and favorable repricing drove the $212 million, or 10 percent, increase in consumer service charges. Corporate service charges increased $29 million, or three percent, from favorable repricing and account growth. Additionally, fees from the issuance of letters of credit in the current low rate environment contributed to the increase.

In the third quarter, we continued to benefit from elevated residential mortgage refinancing levels that carried over from the previous quarter. Increased sales of loans to the secondary market for the nine months ended September 30, 2003, along with improved profit margins drove the $1.1 billion increase in mortgage banking income. For the nine months ended September 30, 2003 and 2002, loan sales to the secondary market were $87.7 billion and $33.5 billion, respectively.

First mortgage loan originations increased $56.7 billion to $112.8 billion for the nine months ended September 30, 2003. First mortgage loan origination volume was composed of approximately $80.2 billion of retail loans and $32.6 billion of wholesale loans for the nine months ended September 30, 2003, compared to $37.7 billion of retail loans and $18.4 billion of wholesale loans for the nine months ended September 30, 2002. Increased mortgage prepayments, resulting from the extended low rate environment, led to a $36.0 billion net decline in the average portfolio of first mortgage loans serviced to $251.9 billion in the nine months ended September 30, 2003.

As we have seen interest rates rise from second quarter levels, the warehouse and pipeline of mortgage loan applications at September 30, 2003 were approximately 50 percent lower compared to June 30, 2003 levels. At current or increased mortgage interest rate levels, the mortgage industry would be expected to experience a significant decline in first mortgage origination volume. We are not in a position to determine the ultimate impact to the mortgage banking industry or our related business at this time. As industry origination volumes decline, we believe our mix of channels used to originate mortgages will provide a competitive advantage.

Trading account profits primarily represents the net mark-to-market adjustments on mortgage banking assets and related derivative instruments. Impacting trading account profits for the nine months ended September 30, 2003 was a net reduction in the value of our mortgage banking assets and related derivative instruments of $122 million, primarily due to the impact of faster prepayment speeds in the first half of 2003. The value of mortgage banking assets increased to $2.4 billion at September 30, 2003 compared to $2.1 billion at December 31, 2002 due to reduced prepayment risk caused by rising interest rates.

Increases in both debit and credit card income resulted in the 19 percent increase in card income. The increase in debit card income of $106 million, or 19 percent, was primarily due to increases in purchase volumes, new deposit account growth and higher activation and penetration levels. New account growth, higher interchange fees, primarily driven by increased credit card purchase volumes, and other fees, contributed to the $246 million, or 19 percent, increase in credit card income. Card income included activity from the securitized portfolio of $106 million and $105 million for the nine months ended September 30, 2003 and 2002, respectively. Noninterest income, rather than net interest income, is recorded for assets that have been securitized as we take on the role of servicer and record servicing income and gains or losses on securitizations, where appropriate. New advances under these previously securitized balances will be recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet and increasing net interest income and charge-offs, with a corresponding reduction in noninterest income.

On April 29, 2003, Visa U.S.A. entered into an agreement in principle to settle, subject to court approval (the “settlement”), the class action anti-trust lawsuit filed against it by Wal-Mart and other retailers. Effective January 1, 2004, the settlement would permit retailers who accept Visa U.S.A. cards to reject payment from consumers signing for purchases using their debit card, changing Visa U.S.A.’s longstanding “honor all cards” policy. In addition, beginning August 1, 2003, interchange fees charged to retailers was reduced by approximately 30 percent. This reduction will be effective until January 1, 2004, at which time Visa U.S.A. will be free to set competitive rates. The after-tax impact of the reduction in interchange fees on net income for the three months ended September 30, 2003 was approximately $24 million. While it is difficult to predict volume and interchange fees, we believe that, on an after-tax basis, the impact of the reduction in interchange fees will likely reduce net income by approximately $36 million in the fourth quarter of 2003 and approximately $130 million in 2004.

Higher provision in the consumer credit card loan portfolio, partially offset by a decline in provision for other consumer loans and commercial loans resulted in a $211 million, or 16 percent, increase in the provision for credit losses. Consumer credit card provision increased $403 million to $1.3 billion due to charge-offs of new advances on previously securitized balances, higher outstandings, continued seasoning of outstandings from new account growth and economic conditions including higher bankruptcies. Seasoning refers to the length of time passed since an account was opened. Commercial banking provision declined $68 million to $123 million, consistent with the improvement in overall credit quality.

Noninterest expense increased $652 million, or eight percent, primarily due to increases in personnel expense and marketing and promotional fees. Personnel expense increased primarily as a result of higher incentive compensation driven by strong mortgage sales production. Marketing and promotional fees were up primarily due to increased advertising and marketing investments in home equity and pre-approved direct mail for the credit card business.

Asset Management

Asset Management provides wealth and investment management services through three businesses: The Private Bank, which focuses on high net worth individuals and families; Banc of America Investments (BAI), providing investment and financial planning services to individuals; and Banc of America Capital Management (BACAP), the asset management group serving the needs of institutional clients, high-net-worth individuals and retail customers. Together, these businesses are focusing on attracting and deepening client relationships, with the ultimate goal of becoming America’s advisor of choice. Our strategy is threefold: 1) to continue to expand distribution capabilities to reach key constituencies and markets; 2) to complete the expansion and rollout of integrated wealth management models to better serve our clients’ financial needs; and 3) to continue to strengthen and develop our full array of investment management products and services for individuals and institutions. So far this year BAI has added 164 financial advisors, just one shy of our 2003 goal. In addition, the Premier Banking and Investments partnership has developed an integrated financial services model and as a component of the continued strategic distribution channel expansion opened six new wealth centers. The Private Bank’s high-net-worth model is nearing full conversion in all markets. Sales momentum has increased across all BACAP channels, helping to drive equity fund balances up 33 percent from last year, and growth in the fee-based assets of BACAP’s Consulting Services Group has risen dramatically.

Total revenue remained relatively unchanged for the nine months ended September 30, 2003 and net income increased 53 percent, primarily due to lower provision for credit losses. SVA more than tripled as the increase in net income and the decrease in the capital charge were partially offset by an increase in capital levels. The increase in capital levels was driven by additional goodwill recorded in 2002 representing final contingent consideration in connection with the acquisition of the remaining 50 percent of Marsico Capital Management, LLC. All conditions related to this contingent consideration have been met.

Client Assets

	September 30
(Dollars in billions)	2003	2002
Assets under management	$318.1	$271.9
Client brokerage assets	90.7	87.1
Assets in custody	47.3	42.1

Total client assets	$456.1	$401.1

Assets under management, which consist largely of mutual funds, equities and bonds, generate fees based on a percentage of their market value. Compared to a year ago, assets under management increased $46.2 billion, or 17 percent, primarily due to increased investment flows in equities, money market mutual funds and bonds and to a lesser degree market appreciation. Client brokerage assets, a source of commission revenue, increased $3.6 billion, or four percent. Client brokerage assets consist largely of investments in bonds, money market mutual funds, annuities and equities. Assets in custody increased $5.2 billion or 12 percent and represent trust assets administered for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Net interest income declined two percent as lower loan balances and the results of ALM activities were partially offset by growth in deposits and increased loan spreads. Average loans and leases declined $1.3 billion, or five percent, for the nine months ended September 30, 2003. Average deposits increased $1.1 billion, or nine percent, for the nine months ended September 30, 2003.

Significant Noninterest Income Components

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Asset management fees (1)	$287	$263	$858	$834
Brokerage income	105	101	305	323

Total investment and brokerage services	$392	$364	$1,163	$1,157

(1)	Includes personal and institutional asset management fees, mutual fund fees and fees earned on assets in custody.

Noninterest income increased $24 million, or two percent for the nine months ended September 30, 2003.

Provision for credit losses decreased $291 million, primarily due to one large charge-off recorded in 2002.

Noninterest expense increased $86 million, or eight percent, as a $50 million allocation of the charge related to issues surrounding our mutual fund practices was recorded and expenses related to the addition of financial advisors increased.

Global Corporate and Investment Banking

Our Global Corporate and Investment Banking strategy is to align our resources with sectors where we can deliver valued added financial advisory solutions to our issuer and investor clients. As we broaden and deepen our relationships with our strategic and priority clients we expect to build leading market shares that should provide our shareholders sustainable revenue and SVA growth.

Our financial performance continues to show growth as total revenue increased $266 million, or four percent, for the nine months ended September 30, 2003, as increases in trading-related activities and investment banking fees were partially offset by a decline in treasury management revenues and a continued decline in loan balances. Net income increased $82 million, or six percent. SVA increased by 74 percent as a result of lower economic capital and a decrease in the capital charge related to improving credit quality and a reduction in nonperforming assets.

Net interest income increased $166 million, or five percent, due to trading-related activities partially offset by lower loan levels and ALM activities. Average loans and leases declined $12.7 billion, or 20 percent, for the nine months ended September 30, 2003. Average deposits increased $2.8 billion, or four percent, for the nine months ended September 30, 2003, despite decreases in compensating balances by the U.S. Treasury and foreign deposits.

Noninterest income increased $100 million, or three percent, for the nine months ended September 30, 2003, as increases in investment banking income, service charges and investment and brokerage services were partially offset by a decline in trading account profits.

Investment banking income increased $160 million, or 15 percent, for the nine months ended September 30, 2003. We continued to maintain overall market share and gained in areas such as U.S. equities and convertibles, mortgage-backed securities and mergers and acquisitions. In convertibles, Banc of America Securities, LLC continued their momentum, increasing their market share to 8.4 percent at September 30, 2003, from 4.5 percent a year ago. The market for securities underwriting declined for equity offerings; however, our continued strong market share in equity offerings resulted in a 34 percent increase in securities underwriting fees. Compared to the beginning of the third quarter of 2003, we are entering the fourth quarter with stronger investment banking backlog in our pipeline in the equities, high yield and mergers and acquisitions markets. We also continued to maintain strong market share in syndicated loan products, which drove an increase in syndication fees of $20 million. Advisory services fees decreased $48 million.

Investment Banking Income in

Global Corporate and Investment Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Securities underwriting	$238	$121	$731	$546
Syndications	103	109	317	297
Advisory services	50	62	152	200
Other	8	11	34	31

Total	$399	$303	$1,234	$1,074

Trading-related net interest income as well as trading account profits in noninterest income (“trading-related revenue”) are presented in the following table as they are both considered in evaluating the overall profitability of our trading activities. Certain prior period amounts have been reclassified among segments to conform to the current period presentation.

Trading-related Revenue in

Global Corporate and Investment Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Net interest income (1)	$540	$487	$1,699	$1,388
Trading account profits	148	86	560	731

Total trading-related revenue	$688	$573	$2,259	$2,119

Revenue by product
Foreign exchange	$135	$121	$395	$389
Interest rate (1)	285	102	763	647
Fixed income	292	162	1,139	547
Credit default swaps (2)	(77)	117	(267)	182
Equities	64	80	278	308
Commodities	(11)	(9)	(49)	46

Total trading-related revenue	$688	$573	$2,259	$2,119

(1)	Presented on a fully taxable-equivalent basis.
(2)	Used for credit risk management.

        Trading-related revenue increased $140 million, as the $311 million increase in net interest income was partially offset by a $171 million decrease in trading account profits for the nine months ended September 30, 2003. The overall increase was primarily due to increases in revenue from fixed income trading and interest rate products of $592 million and $116 million, respectively, partially offset by a decrease in revenue from the valuation of credit default swaps of $449 million. See “Concentrations of Credit Risk” on page 41 for a discussion on credit derivatives used in the credit risk management process. The growth in fixed income trading reflects the strength of our debt securities trading platform, which capitalized on credit spreads tightening in the high grade and high yield markets. The increase in interest rate revenue for the nine months ended September 30, 2003, was a result of customers continuing to take advantage of the low interest rate environment. Additionally, revenues from commodities trading declined $95 million primarily due to the adverse impact on jet fuel prices from the SARS outbreak in the second quarter of 2003.

Investment and brokerage services income was $515 million and $478 million for the nine months ended September 30, 2003 and 2002, respectively. For the same periods, service charges on accounts were $925 million and $882 million, respectively. For the three months ended September 30, 2003 and 2002, investment and brokerage services income was $178 million and $158 million, respectively. Service charges on accounts were $343 million and $300 million for the three months ended September 30, 2003 and 2002, respectively.

Continued improvements in credit quality in our large corporate portfolio drove the $142 million, or 21 percent, decrease in provision for credit losses. At September 30, 2003, net charge-offs in the large corporate portfolio were at their lowest levels in three years and large corporate nonperforming assets dropped $968 million, or 36 percent, primarily due to nonperforming loan sales of $1.0 billion. In addition to credit losses reflected in provision expense, included in other income for the nine months ended September 30, 2003 were losses from writedowns of approximately $31 million related to partnership interests in leveraged leases to the airline industry.

Noninterest expense increased $331 million, or nine percent, primarily due to higher incentive compensation for market-based activities, expenses from ongoing litigation, costs associated with downsizing operations in South America and Asia and restructuring of locations within the United States, and a $50 million allocation of the charge related to issues surrounding our mutual fund practices.

While we continue to see signs of improvement in some markets and realized success in portions of our trading business we will continue to monitor market developments and take actions necessary to adjust resources accordingly to maintain our focus on revenue, net income and SVA.

Equity Investments

For the nine months ended September 30, 2003, revenue increased $147 million, or 42 percent and net income increased $66 million, or 27 percent primarily due to lower impairments. The equity investment portfolio in Principal Investing was $5.8 billion at both September 30, 2003 and December 31, 2002.

Net interest income consists primarily of the internal funding cost associated with the carrying value of investments.

Equity Investment Gains (Losses) in Principal Investing

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Cash gains	$49	$35	$181	$319
Fair value adjustments	8	(56)	8	(11)
Impairments	(100)	(172)	(284)	(535)

Total	$(43)	$(193)	$(95)	$(227)

Noninterest income primarily consists of equity investment gains (losses). Weakness in the private equity markets for the nine months ended September 30, 2003 was the primary driver for the continued equity investment losses. Impairments recorded for the nine months ended September 30, 2003 were at lower levels compared to the same period in 2002. This reduction was primarily due to improvements in the overall economic conditions in 2003 resulting in higher valuations and decreased impairments across many sectors of the portfolio.

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

One ratio used to monitor liquidity trends is the “loan to domestic deposit” (LTD) ratio. The LTD ratio was 98 and 97 percent at September 30, 2003 and December 31, 2002, respectively.

We originate loans both for retention on the balance sheet and for distribution. As part of our “originate to distribute” strategy, commercial loan originations are distributed through syndication structures, and residential mortgages originated by the mortgage group are frequently distributed in the secondary market. In connection with our balance sheet management activities, we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of new market conditions.

Deposits and Other Funding Sources

Deposits are a key source of funding. Tables 4 and 5 provide information on the average amounts of deposits and the rates paid by deposit category. Average deposits increased $33.8 billion to $402.0 billion for the nine months ended September 30, 2003 compared to the same period in 2002 due to a $24.0 billion increase in average domestic interest-bearing deposits and an $11.9 billion increase in average noninterest-bearing deposits, partially offset by a $2.1 billion decrease in average foreign interest-bearing deposits. We typically categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $32.4 billion to $359.0 billion for the nine months ended September 30, 2003. The increase was due to the significant growth in money market deposits of $16.7 billion and noninterest-bearing deposits of $11.9 billion due to an emphasis on total relationship balances and customer preference for stable investments in these uncertain economic times. Market-based deposit funding increased $1.5 billion to $43.1 billion for the nine months ended September 30, 2003. The increase was due to a $3.6 billion increase in negotiable CDs, public funds and other domestic time deposits which was partially offset by a $2.1 billion decrease in foreign interest-bearing deposits. We were able to utilize more core and market-based deposits to fund loans and other assets. Deposits on average represented 53 percent and 57 percent of total sources of funds for the nine months ended September 30, 2003 and 2002, respectively.

Additional sources of funds include short-term borrowings, long-term debt and shareholders’ equity. Average short-term borrowings, a relatively low-cost source of funds, were up $48.4 billion to $146.1 billion for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to increases in repurchase agreements, which were used to fund asset growth. For the nine months ended September 30, 2003, issuances and repayments of long-term debt were $7.7 billion and $9.6 billion, respectively.

Subsequent to September 30, 2003 and through November 3, 2003, we issued $3.3 billion of long-term senior debt, with maturities ranging from 2006 to 2010.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. These types of obligations are more fully discussed in Note 5 of the consolidated financial statements and Notes 11 and 12 of the consolidated financial statements of the Corporation’s 2002 Annual Report.

Many of our lending relationships contain both funded and unfunded elements. The funded portion is represented by the average balance sheet levels. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. Loan commitments were flat at September 30, 2003 compared to December 31, 2002 as an increase in consumer commitments of $3.6 billion, primarily related to home equity lines of credit, was offset by a $2.0 billion decrease in commercial commitments.

These commitments, as well as guarantees, are more fully discussed in Note 5 of the consolidated financial statements.

Table 7 summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. As of September 30, 2003, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $39.3 billion were not included in credit card line commitments in the table below. At September 30, 2003, the outstandings related to these charge cards were $284 million.

Table 7

Credit Extension Commitments

September 30, 2003
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments(1)	$86,305	$127,998	$214,303
Standby letters of credit and financial guarantees	18,348	11,083	29,431
Commercial letters of credit	3,409	336	3,745

Legally binding commitments	108,062	139,417	247,479
Credit card lines	83,600	8,922	92,522

Total	$191,662	$148,339	$340,001

(1)	Equity commitments of $1,962 primarily related to obligations to fund existing equity investments were included in loan commitments at September 30, 2003.

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

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At September 30, 2003 and December 31, 2002, we had off-balance sheet liquidity commitments and SBLCs to these financing entities of $11.8 billion and $34.2 billion, respectively. Substantially all of these liquidity commitments and SBLCs mature within one year. Net revenues earned from fees associated with these financing entities were approximately $31 million and $400 million for the nine months ended September 30, 2003 and 2002, respectively.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46) that addresses off-balance financing entities. As of October 9, 2003, the FASB deferred compliance under FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for VIEs created prior to February 1, 2003. However, the Corporation adopted FIN 46 on July 1, 2003, as originally issued and consolidated the assets and liabilities related to certain of its multi-seller asset-backed commercial paper conduits. As of September 30, 2003, these assets and liabilities were approximately $12.2 billion. There was no material impact to Tier 1 Capital as a result of consolidation. Prior periods were not restated. Subsequent to September 30, 2003, the Corporation closed a transaction related to these conduits that resulted in the de-consolidation of approximately $8.0 billion of assets and liabilities. There was no impact to net income as a result of the de-consolidation. FIN 46 requires that when entities are consolidated, the assets should be initially recorded at their carrying amounts at the date the requirements of FIN 46 first apply. If determining carrying amounts as required is impractical, then the assets are to be measured at fair value on the first date FIN 46 applies. Any difference between the net amount added to our Consolidated Balance Sheet and the amount of any previously recognized interest in the newly consolidated entity shall be recognized as the cumulative effect of an accounting change. There was no material impact to net income as a result of applying FIN 46 on July 1, 2003. At September 30, 2003, the consolidated assets and liabilities were reflected in other assets, and commercial paper and other short-term borrowings in the Global Corporate and Investment Banking business segment. The Corporation’s loss exposure associated with these entities including unfunded commitments was approximately $17.3 billion. See Note 1 of the consolidated financial statements in the Corporation’s 2002 Annual Report for a discussion regarding management’s estimated impact of FIN 46 in 2003.

In addition, to control our capital position, diversify funding sources and provide customers with commercial paper investments, from time to time we will sell assets to off-balance sheet commercial paper entities. These entities are not subject to the provisions of FIN 46. The commercial paper entities are special purpose entities that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. Assets sold to the entities consist primarily of high-grade corporate or municipal bonds, collateralized debt obligations and asset-backed securities. The purpose and use of these types of entities are more fully discussed in the Corporation’s 2002 Annual Report beginning on page 39.

We also receive fees for the services we provide to the entities, and we manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. Derivative activity related to these entities is included in Note 3 of the consolidated financial statements. At both September 30, 2003 and December 31, 2002, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to the financing entities of $5.3 billion and $4.5 billion, respectively. Substantially all of these liquidity commitments, SBLCs and other financial guarantees mature within one year. Net revenues earned from fees associated with these entities were $29 million and $30 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Capital Management

Shareholders’ equity was $50.4 billion at September 30, 2003 compared to $50.3 billion at December 31, 2002, an increase of $126 million. The increase was driven by net income and shares issued under employee plans mostly offset by share repurchases, dividends paid and the net change in accumulated other comprehensive income. The net impact to earnings per share of share repurchases and issuances under employee plans for the nine months ended September 30, 2003 was $0.02 per share. We will continue to repurchase shares, from time to time, in the open market or private transactions through our previously approved repurchase plan. For additional discussion on share repurchases, see Note 6 of the consolidated financial statements.

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

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 8 are the regulatory risk-based capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, N.A. and Bank of America, N.A. (USA) at September 30, 2003 and December 31, 2002.

The capital treatment of Trust Preferred Securities (Trust Securities) is currently under review by the Federal Reserve Board on account of the issuing trust companies being de-consolidated under FIN 46. Depending on the capital treatment resolution, Trust Securities may no longer qualify for Tier I capital treatment, but instead would qualify for Tier II capital. On July 2, 2003, the Federal Reserve issued a Supervision and Regulation Letter (the Letter) requiring that Bank Holding Companies continue to follow the current instructions for reporting Trust Securities in its regulatory reports. Accordingly, the Corporation will continue to report Trust Securities in Tier I capital until further notice from the Federal Reserve Board. On September 2, 2003, the Federal Reserve Board and other regulatory agencies, issued the Interim Final Capital Rule for Consolidated Asset-Backed Commercial Paper Program Assets (the Interim Rule). The Interim Rule allows companies to exclude from risk weighted assets, the newly consolidated assets of asset-backed commercial paper programs required by FIN 46, when calculating Tier 1 and Total risk-based capital ratios through March 31, 2004. As of September 30, 2003, the Corporation consolidated approximately $12.2 billion of assets from multi-seller asset-backed commercial paper conduits, in accordance with FIN 46, as originally issued. See Notes 1 and 8 of the consolidated financial statements for additional information on FIN 46.

As of September 30, 2003, the Corporation was classified as “well-capitalized” for regulatory purposes, the highest classification. The Corporation’s classification would have remained “well-capitalized” even if the Federal Reserve had not issued its July 2, 2003 guidance regarding Trust Securities.

Table 8

Regulatory Capital

	September 30, 2003			December 31, 2002
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Tier 1 Capital
Bank of America Corporation	8.25%	$46,094	$22,339	8.22%	$43,012	$20,930
Bank of America, N.A.	8.41	40,778	19,406	8.61	40,072	18,622
Bank of America, N.A. (USA)	8.78	2,912	1,327	8.95	2,346	1,049
Total Capital
Bank of America Corporation	12.17	67,991	44,678	12.43	65,064	41,860
Bank of America, N.A.	11.00	53,375	38,811	11.40	53,091	37,244
Bank of America, N.A. (USA)	11.42	3,791	2,655	11.97	3,137	2,098
Leverage
Bank of America Corporation	5.96	46,094	30,943	6.29	43,012	27,335
Bank of America, N.A.	6.68	40,778	24,406	7.02	40,072	22,846
Bank of America, N.A. (USA)	9.69	2,912	1,202	9.58	2,346	980

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Credit Risk Management

Credit risk arises from the inability of a customer to meet its repayment obligation and exists in our outstanding loans and leases, derivative assets, letters of credit and financial guarantees, acceptances and unfunded loan commitments. For additional information on derivatives and credit extension commitments, see Notes 3 and 5 of the consolidated financial statements. Credit exposure (defined to include loans and leases, letters of credit, derivatives, acceptances, assets held for sale and binding unfunded commitments) associated with a client represents the maximum loss potential arising from all these product classifications, except for derivative positions where current mark to market values represent credit exposure without giving consideration to future mark to market changes. Our commercial and consumer credit extension and review procedures take into account credit exposures that are both funded and unfunded.

Commercial and Consumer Portfolio Credit Risk Management

We manage credit risk associated with our business activities based on the risk profile of the borrower, repayment source and the nature of underlying collateral given current events and conditions. At a macro level, we segregate our loans into two major groups – commercial and consumer. For a detailed discussion of our credit risk management process associated with these portfolios, see pages 41 through 42 of the Corporation’s 2002 Annual Report.

Table 9

Outstanding Loans and Leases

	September 30, 2003		December 31, 2002
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial - domestic	$94,870	25.4%	$105,053	30.6%
Commercial - foreign	17,097	4.6	19,912	5.8
Commercial real estate - domestic	19,377	5.2	19,910	5.8
Commercial real estate - foreign	305	0.1	295	0.1

Total commercial	131,649	35.3	145,170	42.3

Residential mortgage	146,424	39.3	108,197	31.6
Home equity lines	22,675	6.1	23,236	6.8
Direct/Indirect consumer	33,391	8.9	31,068	9.1
Consumer finance	6,020	1.6	8,384	2.4
Credit card	30,993	8.3	24,729	7.2
Foreign consumer	1,946	0.5	1,971	0.6

Total consumer	241,449	64.7	197,585	57.7

Total	$373,098	100.0%	$342,755	100.0%

Concentrations of Credit Risk

Portfolio credit risk is evaluated with a goal that concentrations of credit exposure do not result in unacceptable levels of risk. Concentrations of credit exposure can be measured by industry, product, geography and customer relationship. Risk due to borrower concentrations is more prevalent in the commercial portfolio. We review non-real estate commercial loans by industry and commercial real estate loans by geographic location and by property type. Additionally, within our international portfolio, we also evaluate borrowings by region and by country. Tables 10, 11 and 12 summarize these concentrations.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Corporate and Investment Banking. Within Global Corporate and Investment Banking, it continues to be addressed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute” and partly through the purchase of credit protection through credit derivatives. We use credit default swaps based on our assessment of credit risk to hedge our economic risk to certain credit counterparties. However, this gives rise to accounting asymmetry as we mark-to-market our credit default swaps under SFAS 133, while the loans are recorded at historical cost or the lower of cost or market.

As previously discussed, the credit derivative hedge portfolio incurred a reduction in value as a result of narrowing spreads due to improved credit quality in the large corporate sector of $267 million for the nine months ended September 30, 2003 compared to an increase in value of $182 million for the nine months ended September 30, 2002. However, the improvement in credit quality contributed to a $142 million, or 21 percent, decrease in provision for credit losses reported in Global Corporate and Investment Banking. At September 30, 2003 and December 31, 2002, the notional amount of these credit derivatives was $16.8 billion and $16.7 billion, respectively.

Table 10 reflects significant industry non-real estate outstanding commercial loans and leases by Standard and Poor’s industry classifications. As depicted in the table, we believe that the non-real estate commercial loan portfolio is well diversified across a range of industries.

Table 10

Significant Industry Non-Real Estate Outstanding

Commercial Loans and Leases

(Dollars in millions)	September 30, 2003	December 31, 2002
Retailing	$10,941	$10,572
Transportation	8,013	8,030
Leisure and sports, hotels and restaurants	7,557	8,139
Food, beverage and tobacco	7,126	7,335
Education and government	6,767	5,624
Capital goods	6,225	7,088
Commercial services and supplies	6,001	6,449
Materials	5,945	7,972
Diversified financials	5,863	8,344
Health care equipment and services	4,291	3,912
Utilities	3,480	5,590
Media	3,353	5,911
Religious and social organizations	2,831	2,426
Energy	2,562	3,076
Consumer durables and apparel	2,459	2,591
Telecommunications services	2,064	3,105
Banks	1,755	1,881
Food and drug retailing	1,296	1,344
Technology hardware and equipment	1,130	1,368
Automobiles and components	1,129	1,024
Insurance	943	1,616
Other (1)	20,236	21,568

Total	$111,967	$124,965

(1)	At September 30, 2003 and December 31, 2002, Other includes $9,486 and $9,090, respectively, of loans outstanding to individuals and trusts, representing 2.5% and 2.7% of total outstanding loans and leases, respectively. The remaining balance in Other includes loans to industries which primarily include software and services, pharmaceuticals and biotechnology, and household and personal products.

Table 11 presents outstanding commercial real estate loans by geographic region and by property type. The amounts presented do not include outstanding loans and leases which were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the outstandings presented do not include commercial loans secured by owner-occupied real estate. As depicted in the table, we believe the commercial real estate portfolio is well diversified in terms of both geographic region and property type.

Table 11

Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30, 2003	December 31, 2002
By Geographic Region (1)
California	$4,700	$4,769
Southwest	2,811	2,945
Florida	2,639	2,424
Northwest	2,024	2,067
Midwest	1,443	1,696
Mid-Atlantic	1,401	1,332
Carolinas	1,306	1,324
Midsouth	1,171	1,166
Geographically diversified	943	1,075
Northeast	488	667
Other states	451	445
Non-US	305	295

Total	$19,682	$20,205

By Property Type
Residential	$3,644	$3,153
Office buildings	3,529	3,978
Apartments	3,416	3,556
Shopping centers/retail	2,323	2,549
Industrial/warehouse	1,943	1,898
Land and land development	1,408	1,309
Multiple use	593	718
Hotels/motels	544	853
Miscellaneous commercial	307	378
Other	1,975	1,813

Total	$19,682	$20,205

(1)	Distribution based on geographic location of collateral.

Foreign Portfolio

Table 12 sets forth regional foreign exposure to countries defined as emerging markets at September 30, 2003.

Table 12

Emerging Markets

(Dollars in millions)	Loans and Loan Commitments	Other Financing(1)	Derivative Assets	Securities/ Other Investments(2)	Total Cross- border Exposure(3)	Gross Local Country Exposure(4)	Total Foreign Exposure September 30, 2003	Increase/ (Decrease) from December 31, 2002
Region/Country
Asia
China	$56	$7	$54	$24	$141	$69	$210	$(34)
Hong Kong (5)	142	66	93	106	407	3,496	3,903	99
India	329	335	54	251	969	1,104	2,073	700
Indonesia	49	—	15	19	83	6	89	(31)
Malaysia	7	6	1	16	30	141	171	(69)
Philippines	22	16	4	64	106	66	172	16
Singapore	198	10	74	1	283	1,151	1,434	(234)
South Korea	518	718	49	38	1,323	715	2,038	802
Taiwan	259	147	41	—	447	548	995	(94)
Thailand	36	4	12	37	89	284	373	110
Other	7	17	2	—	26	90	116	13

Total	1,623	1,326	399	556	3,904	7,670	11,574	1,278

Central and Eastern Europe
Turkey	9	8	—	19	36	—	36	(22)
Other	15	14	36	210	275	1	276	(30)

Total	24	22	36	229	311	1	312	(52)

Latin America
Argentina	152	29	2	88	271	83	354	(111)
Brazil	170	329	8	95	602	223	825	(350)
Chile	74	48	6	14	142	—	142	1
Colombia	37	15	1	7	60	—	60	(28)
Mexico	638	164	140	1,879	2,821	163	2,984	1,395
Venezuela	95	1	—	131	227	—	227	(5)
Other	96	70	—	24	190	—	190	(35)

Total	1,262	656	157	2,238	4,313	469	4,782	867

Total	$2,909	$2,004	$592	$3,023	$8,528	$8,140	$16,668	$2,093

(1)	Includes acceptances, standby letters of credit, commercial letters of credit and formal guarantees.
(2)	Amounts outstanding in the table above for Philippines, Argentina, Mexico, Venezuela and Latin America Other have been reduced by $13, $44, $0, $141, and $39, respectively, at September 30, 2003, and $12, $90, $505, $131 and $37, respectively, at December 31, 2002. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.
(3)	Cross-border exposure includes amounts payable to the Corporation by residents of countries other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with Federal Financial Institutions Examinations Council (FFIEC) reporting rules.
(4)	Gross local country exposure includes amounts payable to the Corporation by residents of countries in which the credit is booked, regardless of the currency in which the claim is denominated. Management does not net local funding or liabilities against local exposures as allowed by the FFIEC.
(5)	Gross local country exposure to Hong Kong consisted of $1,885 of consumer loans and $1,611 of commercial exposure at September 30, 2003 compared to $1,828 of consumer loans and $1,572 of commercial exposure at December 31, 2002. The consumer loans were collateralized primarily by residential real estate. The commercial exposure was primarily to local clients and was diversified across many industries.

At September 30, 2003, foreign exposure to entities in countries defined as emerging markets increased 14 percent to $16.7 billion compared to December 31, 2002 with the bulk of the emerging markets exposure in Asia. Growth in Asian emerging markets was largely concentrated in South Korea due to loan growth in the banking sector as well as an increase in acceptances. India also contributed in Asian emerging markets due to increases in central bank reserves, acceptances and increased trading of Indian government securities. Offsetting growth in Asian emerging markets was a decline in Singapore due to a decrease in client activity. Growth in Latin America was attributable to our investment in the Mexican entity GFSS, partially offset by a reduction in Brady Bonds that were called during the second quarter. Exposure was down in the rest of Latin America, particularly in Brazil due to decreased trading activity with the Federative Republic of Brazil as well as reductions in loans and equity investments.

During the first nine months of 2003, economic volatility in Latin America declined; Latin American economies are expected to grow in 2004, albeit modestly. Our business strategy has been the active reduction of our loan and loan-related activities in much of Latin America, particularly in Brazil and Argentina. We will continue to participate in trading activities to take advantage of favorable market conditions.

The primary components of our exposure in Brazil at September 30, 2003 were $488 million of traditional credit exposure (loans, letters of credit, etc.) and $172 million of Brazilian government securities. Derivatives exposure totaled $8 million. At September 30, 2003 and December 31, 2002, the allowance for credit losses related to Brazil consisted of $66 million and $60 million, respectively, related to traditional credit exposure. Nonperforming loans in Brazil were $60 million at September 30, 2003 compared to $90 million at December 31, 2002.

The primary components of our exposure in Argentina at September 30, 2003, were $189 million of traditional credit exposure (loans, letters of credit, etc.) and $90 million of Argentina government securities. Derivatives exposure totaled $2 million. The allowance for credit losses related to Argentina’s traditional credit exposure was $94 million and $177 million at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002, Argentina nonperforming loans were $159 million and $278 million, respectively. For the nine months ended September 30, 2003, net charge-offs totaled $65 million.

Nonperforming Assets and Net Charge-offs

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that principal and interest are not expected to be fully collected in accordance with its contractual terms. Nonperforming assets, presented in Table 13, declined $1.6 billion from December 31, 2002 primarily due to decreases in the nonperforming commercial loans. Nonperforming commercial – domestic loans decreased $920 million and represented 1.96 percent of commercial – domestic loans at September 30, 2003 compared to 2.65 percent at December 31, 2002. Nonperforming commercial – foreign loans decreased $603 million and represented 4.42 percent of commercial – foreign loans at September 30, 2003 compared to 6.83 percent at December 31, 2002. Decreases in total nonperforming commercial loans were due to reduced levels of inflows, loan sales, paydowns and payoffs, primarily due to increased refinancings in the capital markets, and charge-offs. Most of the reduction in nonperforming commercial loans was in our large corporate portfolio.

Within the consumer portfolio, nonperforming loans decreased $77 million to $656 million, and represented 0.27 percent of consumer loans at September 30, 2003 compared to $733 million, representing 0.37 percent of consumer loans at December 31, 2002. The decrease in nonperforming consumer loans was driven by loan sales, while the improvement in the percentage of nonperforming consumer loans to the total consumer portfolio was due to growth in residential mortgages.

Sales of nonperforming assets for the nine months ended September 30, 2003 totaled $1.2 billion, comprised of $1.1 billion of nonperforming commercial loans, $101 million of nonperforming consumer loans and $48 million of foreclosed properties. Sales of nonperforming assets for the nine months ended September 30, 2002 totaled $477 million, comprised of $255 million of nonperforming commercial loans, $105 million of nonperforming consumer loans and $117 million of foreclosed properties.

We also had approximately $11 million and $4 million of troubled debt restructured loans at September 30, 2003 and December 31, 2002, respectively, that were accruing interest and were not included in nonperforming assets.

Table 13

Nonperforming Assets

(Dollars in millions)	September 30, 2003	December 31, 2002
Nonperforming loans and leases
Commercial - domestic	$1,861	$2,781
Commercial - foreign	756	1,359
Commercial real estate - domestic	154	161
Commercial real estate - foreign	2	3

Total commercial	2,773	4,304

Residential mortgage	563	612
Home equity lines	42	66
Direct/Indirect consumer	32	30
Consumer finance	12	19
Foreign consumer	7	6

Total consumer	656	733

Total nonperforming loans and leases	3,429	5,037

Foreclosed properties	228	225

Total nonperforming assets	$3,657	$5,262

Nonperforming assets as a percentage of :
Total assets	0.50%	0.80%
Outstanding loans, leases and foreclosed properties	0.98	1.53
Nonperforming loans as a percentage of outstanding loans and leases	0.92	1.47

Table 14 presents the additions to and reductions in nonperforming assets in the commercial and consumer portfolios during the most recent five quarters.

Table 14

Nonperforming Assets Activity

(Dollars in millions)	Third Quarter 2003	Second Quarter 2003	First Quarter 2003	Fourth Quarter 2002	Third Quarter 2002
Balance, beginning of period	$4,430	$5,033	$5,262	$5,131	$4,939

Commercial
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	419	410	731	1,327	1,140
Advances on loans	11	59	99	57	39

Total commercial additions	430	469	830	1,384	1,179

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(745)	(697)	(673)	(505)	(498)
Returns to performing status	(22)	(32)	(34)	(23)	(45)
Charge-offs(1)	(362)	(332)	(368)	(735)	(499)

Total commercial reductions	(1,129)	(1,061)	(1,075)	(1,263)	(1,042)

Total commercial net additions to (reductions in) nonperforming assets	(699)	(592)	(245)	121	137

Consumer
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	393	395	428	472	442
Transfers from assets held for sale (2)	2	—	—	—	2

Total consumer additions	395	395	428	472	444

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(204)	(185)	(132)	(230)	(186)
Returns to performing status	(235)	(185)	(263)	(198)	(183)
Charge-offs(1)	(30)	(36)	(17)	(34)	(20)

Total consumer reductions	(469)	(406)	(412)	(462)	(389)

Total consumer net additions to (reductions in) nonperforming assets	(74)	(11)	16	10	55

Total net additions to (reductions in) nonperforming assets	(773)	(603)	(229)	131	192

Balance, end of period	$3,657	$4,430	$5,033	$5,262	$5,131

(1)	Certain loan products, including commercial credit card, consumer credit card and consumer non-real estate loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2)	Includes assets held for sale that were foreclosed and transferred to foreclosed properties.

Domestic commercial loans past due 90 days or more and still accruing interest were $142 million and $223 million at September 30, 2003 and December 31, 2002, respectively. Consumer loans past due 90 days or more and still accruing interest were $617 million and $541 million at September 30, 2003 and December 31, 2002, respectively.

As a matter of corporate practice, we do not discuss specific client relationships; however, due to the publicity and interest surrounding Enron Corporation and its related entities (Enron), we made an exception. At September 30, 2003 and December 31, 2002, our exposure (after charge-offs and loan sales) related to Enron was $108 million and $185 million, respectively, of which $91 million and $150 million was secured. Nonperforming loans related to Enron declined $75 million, primarily due to charge-offs and loan sales.

Included in Other Assets are loans held for sale and leveraged lease partnership interests of $12.1 billion and $349 million, respectively, at September 30, 2003 and $13.8 billion and $387 million, respectively, at December 31, 2002. Loans held for sale decreased, even with the continued strong mortgage production, due to higher third party sales volumes. Included in these balances are nonperforming loans held for sale and leveraged lease partnership interests of $79 million and $3 million, respectively, at September 30, 2003 and $118 million and $2 million, respectively, at December 31, 2002.

Commercial – domestic loan net charge-offs decreased $330 million to $663 million during the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to lower domestic gross charge-offs reflecting reduction in our telecommunications services sector exposure.

Commercial – foreign loan net charge-offs were $230 million during the nine months ended September 30, 2003 compared to $317 million in the same period in 2002. The decrease was primarily attributable to reductions in exposure to the telecommunications sector. The largest concentration of commercial – foreign loan net charge-offs during the nine months ended September 30, 2003 was attributable to Argentina.

Credit card net charge-offs increased $295 million to $1.1 billion during the nine months ended September 30, 2003 compared to the same period in 2002, of which $141 million were from new advances on previously securitized balances. Such advances under these previously securitized balances are recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet, increasing net interest income and increasing charge-offs, with a corresponding reduction in noninterest income. Major factors driving the remaining increase were continued seasoning of outstandings from new credit card growth and economic conditions including higher bankruptcy filings.

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

Table 15 presents the activity in the allowance for credit losses for the three months and nine months ended September 30, 2003 and 2002.

Table 15

Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2003	2002	2003	2002
Balance, beginning of period	$6,841	$6,873	$6,851	$6,875

Loans and leases charged off
Commercial - domestic	(282)	(344)	(828)	(1,268)
Commercial - foreign	(74)	(153)	(266)	(351)
Commercial real estate - domestic	(14)	(8)	(36)	(33)

Total commercial	(370)	(505)	(1,130)	(1,652)

Residential mortgage	(21)	(10)	(41)	(35)
Home equity lines	(10)	(8)	(30)	(30)
Direct/Indirect consumer	(72)	(80)	(243)	(264)
Consumer finance	(59)	(72)	(210)	(239)
Credit card	(426)	(310)	(1,191)	(882)
Other consumer - domestic	(15)	(15)	(42)	(42)
Foreign consumer	(2)	(2)	(5)	(3)

Total consumer	(605)	(497)	(1,762)	(1,495)

Total loans and leases charged off	(975)	(1,002)	(2,892)	(3,147)

Recoveries of loans and leases previously charged off
Commercial - domestic	79	104	165	275
Commercial - foreign	16	5	35	34
Commercial real estate - domestic	1	2	4	6

Total commercial	96	111	204	315

Residential mortgage	7	5	14	11
Home equity lines	8	3	16	10
Direct/Indirect consumer	33	32	110	114
Consumer finance	15	18	52	62
Credit card	36	25	100	86
Other consumer - domestic	4	4	15	17

Total consumer	103	87	307	300

Total recoveries of loans and leases previously charged off	199	198	511	615

Net charge-offs	(776)	(804)	(2,381)	(2,532)

Provision for credit losses	651	804	2,256	2,532
Other, net	—	(12)	(10)	(14)

Balance, end of period	$6,716	$6,861	$6,716	$6,861

Loans and leases outstanding at end of period	$373,098	$341,091	$373,098	$341,091
Allowance for credit losses as a percentage of loans and leases outstanding at end of period	1.80%	2.01%	1.80%	2.01%
Average loans and leases outstanding during the period	$357,288	$340,484	$351,119	$334,703
Annualized net charge-offs as a percentage of average
outstanding loans and leases during the period	0.86%	0.94%	0.91%	1.01%
Allowance for credit losses as a percentage of nonperforming loans at end of period	195.84	141.50	195.84	141.50
Ratio of the allowance for credit losses at end of period to annualized net charge-offs	2.18	2.15	2.11	2.03

For reporting purposes, we have allocated the allowance between commercial and consumer portfolios; however, the allowance is available to absorb all credit losses without restriction. Table 16 presents an allocation by component.

Table 16

Allocation of the Allowance for Credit Losses

(Dollars in millions)	September 30, 2003	December 31, 2002
Commercial non-impaired	$2,585	$2,807
Commercial impaired	454	919

Total commercial	3,039	3,726
Total consumer	2,281	1,881
General	1,396	1,244

Total	$6,716	$6,851

We believe the overall credit environment has been stabilizing throughout the year and more recently we have seen signs of improvement in the commercial portfolio. The allowance for commercial non-impaired loans declined $222 million for the nine months ended September 30, 2003, primarily due to paydowns and payoffs, and overall credit quality improvements. At September 30, 2003, total commercial impaired loans decreased $1.4 billion to $2.6 billion primarily due to reduced levels of inflows, loan sales, paydowns and payoffs largely due to increased refinancings in the capital markets, and net charge-offs. Reserves on the commercial impaired loans declined $465 million for the nine months ended September 30, 2003, reflecting these changes. The allowance for credit losses in the consumer portfolio increased $400 million from December 31, 2002 primarily attributable to portfolio growth, new advances on previously securitized consumer credit card balances, continued seasoning of outstandings from new consumer credit card growth and economic conditions including higher bankruptcy filings. General reserves at September 30, 2003 were $1.4 billion, up $152 million from December 31, 2002, reflecting the uncertainty around the extent and depth of the domestic recovery, the impact of rising interest rates on sectors of the portfolio, and the uncertainty in the global arena. Given management’s overall assessment of inherent loss in the portfolio, the allowance for credit losses was reduced by $135 million from December 31, 2002.

Problem Loan Management

In 2001, we realigned certain problem loan management activities into a wholly-owned subsidiary, Banc of America Strategic Solutions, Inc. (SSI). SSI was established to better align the management of commercial loan credit workout operations. For the nine months ended September 30, 2003, Bank of America, N.A., a wholly-owned subsidiary of the Corporation, sold loans with a gross book balance of approximately $3.0 billion to SSI. The tax and accounting treatment of this sale had no financial statement impact on the Corporation. For additional discussion on Problem Loan Management, see page 48 of the Corporation’s 2002 Annual Report.

Market Risk Management

Market risk is the potential loss due to adverse changes in market prices and yields. Market risk is inherent in most of our operating positions and/or activities including customers’ loans, deposits, securities and long-term debt (interest rate risk), trading assets and liability positions, and derivatives. Our market-sensitive assets and liabilities are generated through our customer and proprietary trading operations, ALM activities and to a lesser degree from our mortgage banking activities. Loans and deposits generated through our traditional banking business generate interest income and expense, respectively, and the value of the cash flows change based on general economic levels, most importantly, the level of interest rates. More detailed information on our market risk management processes is included in the Corporation’s 2002 Annual Report on pages 49 through 53.

Trading Risk Management

A histogram of daily revenue or loss is a simple graphic depicting trading volatility and tracking success of trading-related revenue. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended September 30, 2003, positive trading-related revenue was recorded for 219 of 250 trading days. Furthermore, of the 31 days that showed negative revenue, only two were greater than $20 million, and the largest loss was approximately $41 million.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use Value-at-Risk (VAR) modeling and stress testing. VAR is a key limit used to measure market risk. A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times a year. Actual losses exceeded VAR twice for the twelve months ended September 30, 2003.

Table 17 presents actual daily VAR for the twelve months ended September 30, 2003 and 2002.

Table 17

Trading Activities Market Risk

	Twelve Months Ended September 30
	2003			2002
(Dollars in millions)	Average VAR (1)	High VAR (2)	Low VAR (2)	Average VAR (1)	High VAR (2)	Low VAR (2)
Foreign exchange	$4.0	$7.8	$1.5	$3.6	$10.4	$0.5
Interest rate	28.6	65.2	15.1	29.9	40.3	17.3
Credit (3)	19.3	24.8	14.9	13.8	21.6	6.5
Real estate/mortgage(4)	14.2	41.4	2.5	22.7	61.6	8.1
Equities	18.1	53.8	5.0	10.5	18.2	4.3
Commodities	10.3	19.3	5.5	8.2	12.4	3.4
Total trading portfolio	33.3	91.0	11.2	43.8	69.8	29.7

(1)	The average VAR for the total portfolio is less than the sum of the VARs of the individual portfolios due to risk offsets arising from the diversification of the portfolio.
(2)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(3)	Credit includes fixed income and credit default swaps used for credit risk management.
(4)	Real estate/mortgage, which is included in the fixed income category in Table 6, includes capital market real estate and mortgage banking certificates.

During the fourth quarter of 2002, we completed an enhancement of our methodology used in the VAR risk aggregation calculation. This approach utilizes historical market conditions over the last three years to derive estimates of trading risk and provides for the natural aggregation of trading risk across different groups. Historically, we used a mathematical method to allocate risk across different trading groups that did not assume the benefit of correlation across markets. This change resulted in a lower VAR calculation.

The reduction in VAR for the twelve months ended September 30, 2003 was primarily due to a decline in real estate/mortgage and the 2002 methodology enhancements, partially offset by increases primarily in credit fixed income, equities and commodities. The large increase in the interest rate and total trading portfolio high VAR was due to activities on one day during the period. The next highest VAR for these categories was $47.4 million and $61.2 million, respectively. The increase in equities VAR was primarily due to the increased economic risk emanating from customer facilitated business that was held in inventory and sold subsequent to September 30, 2003. Risk exposures can vary considerably based on continuously changing market conditions.

Interest Rate Risk Management

Our ALM process, managed through the Asset and Liability Committee (ALCO), is used to manage interest rate risk associated with non-trading related activities. Interest rate risk represents the most significant market risk exposure to our non-trading financial instruments. The Corporation regularly reviews the impact on net interest income of parallel and non-parallel shifts in the yield curve over different horizons. The overall interest rate risk position and strategies are reviewed on an ongoing basis with ALCO and other committees as appropriate.

Table 18 provides our estimated net interest income at risk over the subsequent year from September 30, 2003, resulting from a 100 basis point (bp) gradual (over 12 months) increase or decrease in interest rates from the forward curve calculated as of September 30, 2003. Beginning in the third quarter 2003, these shocks are applied to the forward interest rate curve implied by the financial markets. Previously, these shocks were applied to current interest rates held stable. This change more closely aligns these risk measures with management’s view of this risk.

Table 18

Estimated Net Interest Income at Risk

	-100bp	+100bp
September 30, 2003 (1)	(0.6)%	(0.2)%

(1)	Under the previous methodology, the estimated net interest income at risk would have been (1.7) percent and 0.0 percent for a -100 bp and a +100 bp parallel shift, respectively. The variance between the results of the two methodologies at September 30, 2003 would not necessarily be consistent with such variances in prior periods.

Securities

The securities portfolio is integral to our ALM activities. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements and on- and off-balance sheet positions. During the nine months ended September 30, 2003 and 2002, we purchased securities of $178.0 billion and $123.1 billion, respectively, sold $155.9 billion and $103.8 billion, respectively, and received paydowns of $25.3 billion and $17.2 billion, respectively. Not included in the purchases above are $42.2 billion of forward purchase contracts of mortgage-backed securities at September 30, 2003 settling from November 2003 to February 2004 with an average yield of 5.96 percent and $1.5 billion of forward purchase contracts of mortgage-backed securities at September 30, 2002 settling in February 2003 with an average yield of 5.84 percent. These forward purchase contracts were accounted for as derivatives and the forward purchase contracts at September 30, 2003 were included in Table 19. The pre-tax unrealized gain, included in accumulated other comprehensive income (OCI), in these forward purchase contracts at September 30, 2003 and 2002 was $1.5 billion and $5 million, respectively. There were $6.5 billion of forward sale contracts of mortgage-backed securities at September 30, 2002 settling in October 2002 with an average yield of 5.11 percent and a pre-tax unrealized loss, included in accumulated OCI, of $38 million. We continuously monitored the interest rate risk position of the portfolio and repositioned the securities portfolio in order to manage convexity risk and to take advantage of interest rate fluctuations. Through sales of the securities portfolio, we realized $802 million in gains on sales of securities for the nine months ended September 30, 2003 compared to $326 million for the nine months ended September 30, 2002.

Residential Mortgage Portfolio

Residential mortgages grew primarily through whole loan purchase activity. For the nine months ended September 30, 2003 and 2002, we purchased $89.1 billion and $41.8 billion, respectively, of residential mortgages in the wholesale market for our ALM portfolio and interest rate risk management. Not included in the purchases above are $7.0 billion of forward purchase contracts of mortgage loans at September 30, 2003 settling from January 2004 to February 2004 with an average yield of 6.05 percent, which were accounted for as derivatives and included in Table 19. There were no such forward purchase contracts at September 30, 2002. During the same periods, we sold $24.2 billion and $17.3 billion, respectively, of whole mortgage loans to manage prepayment risk due to the longer than anticipated low interest rate environment, recognizing $723 million and $328 million, respectively, in gains on sales included in other noninterest income. Additionally, during the same periods, we received paydowns of $54.2 billion and $22.3 billion, respectively.

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

Our interest rate contracts are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards. In addition, we use foreign currency contracts to manage the foreign exchange risk associated with foreign-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 19 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity and estimated duration of our ALM derivatives at September 30, 2003 and December 31, 2002.

Table 19

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

September 30, 2003
(Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		Total	2003	2004	2005	2006	2007	Thereafter
Open interest rate contracts
Total receive fixed swaps (1)	$1,139								5.59
Notional amount		$140,886	—	—	$2,580	$4,363	$23,182	$110,761
Weighted average receive rate		3.87%	—	—	4.78%	5.22%	3.26%	3.93%
Total pay fixed swaps (1)	(2,852)								4.68
Notional amount		$142,903	$10	$82	$3,692	$38,592	$44,259	$56,268
Weighted average pay rate		3.41%	5.15%	6.01%	1.61%	2.30%	3.02%	4.58%
Basis swaps	(1)
Notional amount		$15,766	—	$9,000	$500	$4,400	$45	$1,821

Total swaps	(1,714)

Option products(2)	911
Net notional amount (3)		$84,940	—	$1,267	$50,000	$3,000	—	$30,673
Futures and forward rate contracts(4)	1,776
Net notional amount (3)		$48,964	$1,714	$47,250	—	—	—	—

Total open interest rate contracts	973

Closed interest rate contracts(5,6)	29

Net interest rate contract position	1,002

Open foreign exchange contracts	421

Notional amount		$6,008	$502	$230	$1,806	$97	$1,232	$2,141

Total ALM contracts	$1,423

December 31, 2002
	Fair Value	Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)		Total	2003	2004	2005	2006	2007	Thereafter
Open interest rate contracts
Total receive fixed swaps (1)	$4,449								4.89
Notional amount		$116,520	$3,132	$3,157	$5,719	$14,078	$16,213	$74,221
Weighted average receive rate		4.29%	1.76%	3.17%	4.66%	4.50%	3.90%	4.46%
Total pay fixed swaps (1)	(1,825)								4.07
Notional amount		$61,680	$10,083	$5,694	$7,993	$15,068	$6,735	$16,107
Weighted average pay rate		3.60%	1.64%	2.46%	3.90%	3.17%	3.62%	5.48%
Basis swaps	(3)
Notional amount		$15,700	—	$9,000	$500	$4,400	—	$1,800

Total swaps	2,621

Option products(2)	650
Net notional amount (3)		$48,374	$1,000	$6,767	$40,000	—	—	$607
Futures and forward rate contracts(4)	(88)
Net notional amount (3)		$8,850	$(6,150)	$15,000

Total open interest rate contracts	3,183

Closed interest rate contracts(5,6)	955

Net interest rate contract position	4,138

Open foreign exchange contracts	313
Notional amount		$4,672	$78	$648	$102	$1,581	$96	$2,167

Total ALM contracts	$4,451

(1)	At September 30, 2003, $2.0 billion of the receive fixed swap notional and $106.3 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2002, $39.0 billion of the receive fixed swap notional and $22.4 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Option products include caps, floors and exchange traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.
(3)	Reflects the net of long and short positions.
(4)	Futures and forward rate contracts include Euro dollar futures, U. S. Treasury futures and forward purchase and sale contracts. Included are $49.2 billion of forward purchase contracts of mortgage-backed securities and mortgage loans, at September 30, 2003, as discussed on page 53. At December 31, 2002 the forward purchase and sale contracts of mortgage-backed securities and mortgage loans amounted to $3.5 billion and $19.7 billion, respectively.
(5)	Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.
(6)	The $29 million and $955 million deferred gains on closed interest rate contracts primarily consisted of gains on closed ALM swaps. Of these unamortized net realized deferred gains, $639 million loss was included in accumulated other comprehensive income and $668 million gain was primarily included as a basis adjustment of long-term debt at September 30, 2003. As of December 31, 2002, $234 million was included in accumulated other comprehensive income and the remainder was primarily a basis adjustment of long-term debt.

Consistent with our strategy of managing interest rate sensitivity, the notional amount of our interest rate swap position changed to a net pay fixed position of $2.0 billion at September 30, 2003 from a net receive fixed position of $54.8 billion at December 31, 2002, while our net option position increased $36.5 billion to $84.9 billion at September 30, 2003 compared to $48.4 billion at December 31, 2002.

Mortgage Banking Risk

Mortgage production activities create unique interest rate and prepayment risk between the loan commitment date (pipeline) and the date the loan is sold to the secondary market. To manage interest rate risk, we enter into various financial instruments including interest rate swaps, forward delivery contracts, Euro dollar futures and option contracts. The notional amount of such contracts was $35.3 billion at September 30, 2003 with associated net unrealized losses of $271 million. At December 31, 2002, the notional amount of such contracts was $25.3 billion with associated net unrealized losses of $224 million. Of these net unrealized losses, $60 million and $140 million, respectively, were recorded in accumulated other comprehensive income. These unrealized losses at September 30, 2003 and December 31, 2002 were offset by unrealized gains in the warehouse and pipeline.

Prepayment risk represents the loss in value associated with a high rate loan paying off in a low rate environment and the loss of servicing value when loans prepay. We manage prepayment risk using various financial instruments including purchased options and swaps. The notional amounts of such contracts at September 30, 2003 and December 31, 2002 were $58.8 billion and $53.1 billion, respectively. The related life-to-date unrealized loss was $45 million at September 30, 2003. The contracts had a life-to-date unrealized gain of $955 million at December 31, 2002.

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

Table 20

Selected Quarterly Financial Data

	2003 Quarters
(Dollars in millions, except per share information)	Third	Second	First
Income statement
Net interest income	$5,304	$5,365	$5,209
Noninterest income	4,439	4,255	3,685
Total revenue	9,743	9,620	8,894
Provision for credit losses	651	772	833
Gains on sales of securities	233	296	273
Noninterest expense	5,070	5,058	4,717
Income before income taxes	4,255	4,086	3,617
Income tax expense	1,333	1,348	1,193
Net income	2,922	2,738	2,424
Average common shares issued and outstanding (in thousands)	1,490,103	1,494,094	1,499,405
Average diluted common shares issued and outstanding (in thousands)	1,519,641	1,523,306	1,526,288

Performance ratios
Return on average assets	1.48%	1.42%	1.38%
Return on average common shareholders’ equity	23.74	21.86	19.92
Total equity to total assets (period end)	6.84	6.63	7.36
Total average equity to total average assets	6.22	6.49	6.93
Dividend payout	40.85	35.06	39.64

Per common share data
Earnings	$1.96	$1.83	$1.62
Diluted earnings	1.92	1.80	1.59
Dividends paid	0.80	0.64	0.64
Book value	33.83	34.06	33.38

Average balance sheet
Total loans and leases	$357,288	$350,279	$345,662
Total assets	785,681	774,644	713,299
Total deposits	414,569	405,307	385,760
Long-term debt (1)	66,788	68,927	67,399
Common shareholders’ equity	48,816	50,212	49,343
Total shareholders’ equity	48,871	50,269	49,400

Capital ratios (period end)
Risk-based capital:
Tier 1	8.25%	8.08%	8.20%
Total	12.17	11.95	12.29
Leverage	5.96	5.93	6.25

Market price per share of common stock
Closing	$78.04	$79.03	$66.84
High	84.90	80.00	72.50
Low	74.58	67.20	64.26

(1)	Includes long-term debt related to trust preferred securities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management” beginning on page 50 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Mutual Fund Operations

On September 3, 2003, the Office of the Attorney General for the State of New York (NYAG) simultaneously filed and settled a complaint against Canary Capital Partners, LLC, et al. (collectively, Canary). The complaint alleged, among other things, that Canary engaged in improper trading with certain mutual funds in the Nations Funds family (Nations Funds). Specifically, the NYAG alleged that Canary engaged in activities that it characterized as “market timing” and “late trading.” The Corporation is cooperating fully with the NYAG, the U.S. Securities and Exchange Commission (SEC) and other regulators in connection with these inquiries.

On September 16, 2003, the NYAG announced a criminal action, and the SEC announced a civil action, against a former employee of Banc of America Securities LLC (BAS). The complaints allege that this former employee played a key role in enabling Canary to engage in “late trading” of shares of Nations Funds and other mutual funds in violation of state and federal law.

The Corporation has announced that it will establish a restitution fund for shareholders of the Nations Funds who were harmed by Canary’s late trading and market timing practices. In addition, the Corporation announced that it will provide restitution for shareholders of third party mutual funds who were harmed by any late trading activities by Canary that are found to have occurred through the Corporation in the event restitution is not otherwise available from Canary, its affiliates, its investors or from any other third parties. The Corporation has also committed to return to the Nations Funds all funds management and advisory fees related to the Canary market timing agreement.

The Corporation has named several key leaders and advisors external to the Corporation to review mutual fund practices. These individuals will lead an independent review of the Corporation’s mutual fund policies and practices, conduct a complete legal and regulatory compliance review of the Corporation’s mutual fund business, and coordinate a detailed review of all technology, control, and compliance systems related to the mutual fund business, including all systems relating to sales, clearing, and derivative and brokerage operations.

The Corporation is developing new policies to eliminate all lending, derivatives, brokerage services or any other services relating to mutual fund trading activity by clients known to the Corporation to engage in active mutual fund market timing not permitted by the targeted funds. The Corporation has committed that the market timing policies being established will no longer permit special exceptions.

The independent trustees of the Board of Trustees of the Nations Funds have retained an independent firm to evaluate the extent of any adverse monetary impact to any Nations Fund in which the Nations Funds’ adviser permitted a discretionary market-timing agreement. They also announced that they would evaluate whether any additional steps are appropriate to assure Nations Funds shareholders that the Nations Funds are being managed in their best interests. In addition, the independent trustees announced that the Board of Trustees, with the assistance of the independent firm, will conduct a review of the issues relating to late trading in Nations Funds, consider the results of the review of these issues being conducted by the Corporation, and take action as appropriate.

As of the date hereof, a number of lawsuits have been filed against the Corporation, its affiliates and associates in connection with these circumstances, alleging, among other things, breaches of fiduciary duties, federal securities laws, the ERISA Act, and the Investment Advisers Act of 1940 as well as contractual and other common law claims. The Corporation has also received shareholder derivative actions purportedly brought on behalf of the Corporation alleging various claims, including breach of fiduciary duty, against the Board of Directors in connection with these matters. Additional lawsuits presenting similar or additional allegations and requests for relief arising out of these circumstances could be filed in the future against the Corporation and related parties.

During the quarter ended September 30, 2003, the Corporation recognized a $100 million charge to income in connection with these matters. The Corporation, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

Enron Corporation (Enron) Securities Litigation

On September 29, 2003, plaintiffs in the Enron Securities Litigation and certain financial institution defendants, including the Corporation, participated in a nonbinding mediation of claims presented in both the Enron Securities Litigation and the Enron bankruptcy. The mediation failed to resolve any of the subject claims. A further session of the mediation is scheduled for January 8, 2004.

WorldCom, Inc. (WorldCom) Securities Litigation

The number of actions, in addition to WorldCom Securities Litigation, in which the Corporation or BAS has been named as a defendant arising out of alleged accounting irregularities in the books and records of WorldCom, has increased to approximately 69 actions. Of these actions, approximately 42 have been consolidated with WorldCom Securities Litigation pending in the United States District Court for the Southern District of New York.

On October 3, 2003, the parties to the WorldCom Securities Litigation were ordered to attend a mandatory settlement conference on October 16, 2003. No claims were resolved and further sessions are scheduled for November 2003.

On October 24, 2003, a class consisting of all persons and entities who purchased or otherwise acquired publicly traded securities of WorldCom during the period beginning April 29, 1999 through and including June 25, 2002 and who were injured thereby, was certified by the United States District Court in the WorldCom Securities Litigation.

Regulatory

In the ordinary course of business, the Corporation is routinely subject to regulatory examinations, information gathering requests, inquiries and investigations. One of the Corporation’s subsidiaries, BAS, is a registered broker/dealer under the federal securities laws and is subject to regulation by the SEC, the National Association of Securities Dealers, the New York Stock Exchange and state securities regulators. In connection with on-going investigations by those agencies, BAS has received numerous requests and orders for documents, testimony, and information in connection with various aspects of its regulated activities. In each instance, BAS is cooperating with the requesting agency. BAS has not been advised that any enforcement action against BAS is currently contemplated. There can be no assurance, however, that the investigations will not in the future result in such action.

Item 2. Changes in Securities and Use of Proceeds	As of September 30, 2003, all put options under this program had matured and there were no remaining put options outstanding.

Item 6. Exhibits and Reports on Form 8-K	a) Exhibits
	Exhibit 11	–	Earnings Per Share Computation - included in Note 6 of the consolidated financial statements
	Exhibit 12	–	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends
	Exhibit 31.1	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	–	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	–	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2003:

Current Report on Form 8-K dated and filed July 14, 2003, Items 5, 7 and 9.

Current Report on Form 8-K dated July 15, 2003 and filed July 23, 2003, Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: November 10, 2003	/s/ Marc D. Oken
MARC D. OKEN Executive Vice President and Principal Financial Executive (Duly Authorized Officer and Chief Accounting Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description

11	Earnings Per Share Computation - included in Note 6 of the consolidated financial statements

12	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002