Form 10-K
period 2003-12-31
BANK OF AMERICA CORP /DE/
filed 2004-03-01
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-6523

Bank of America Corporation

(Exact name of registrant as specified in its charter)

Delaware	56-0906609
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Bank of America Corporate Center Charlotte, North Carolina	28255
(address of principal executive offices)	(Zip Code)

(704) 386-8486 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
London Stock Exchange
Pacific Stock Exchange
Tokyo Stock Exchange
DJIASM Return Linked Notes, due 2005	American Stock Exchange
S&P 500 Index® Return Linked Notes, due 2007	American Stock Exchange
5 1/2% Subordinated InterNotesSM, due 2033	New York Stock Exchange
5 7/8% Subordinated InterNotesSM, due 2033	New York Stock Exchange
6 1/2% Subordinated InterNotesSM, due 2032	New York Stock Exchange
8 1/2% Subordinated Notes, due 2007	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates is approximately $116,840,744,050 (based on the June 30, 2003 closing price of Common Stock of $79.03 per share). As of February 27, 2004, there were 1,448,991,040 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the 2003 Annual Report to Stockholders Portions of the 2004 Proxy Statement	PARTS I, II and IV PART III

PART I

Item 1. BUSINESS

General

Bank of America Corporation (the “Corporation”) is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. The principal executive offices of the Corporation are located in the Bank of America Corporate Center, Charlotte, North Carolina 28255.

Primary Market Areas

Through its banking subsidiaries (the “Banks”) and various nonbanking subsidiaries, the Corporation provides a diversified range of banking and nonbanking financial services and products, primarily throughout the Mid-Atlantic (Maryland, Virginia and the District of Columbia), the Midwest (Illinois, Iowa, Kansas and Missouri), the Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee), the Southwest (Arizona, Arkansas, New Mexico, Oklahoma and Texas), the Northwest (Oregon and Washington) and the West (California, Idaho and Nevada) regions of the United States and in selected international markets. Management believes that these are desirable regions in which to be located. Based on the most recent available data, personal income in the states in these regions as a whole rose 3.8 percent year-to-year through the third quarter of 2003, compared to growth of 3.3 percent in the rest of the United States. In addition, the population in these states as a whole rose an estimated 1.3 percent between 2002 and 2003, compared to growth of 0.5 percent in the rest of the United States. Through December 2003, the average rate of unemployment in these states was 5.6 percent, ranging from Virginia’s 3.6 percent to Oregon’s 7.2 percent, compared to a rate of unemployment of 5.8 percent in the rest of the United States. The number of housing permits authorized in 2003 was 9 percent higher than in 2002 in these states as a whole.

The Corporation has the leading bank deposit market share position in California, Florida, Maryland and Washington. In addition, the Corporation ranks second in terms of bank deposit market share in Arizona, Kansas, Missouri, New Mexico, North Carolina, South Carolina and Texas; third in Arkansas, Georgia, Nevada and the District of Columbia; fourth in Idaho, Oregon and Virginia; fifth in Oklahoma and Tennessee; sixth in Iowa; and thirteenth in Illinois.

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

On October 27, 2003, the Corporation and FleetBoston Financial Corporation (“FleetBoston”) announced they had signed an Agreement and Plan of Merger dated October 27, 2003. The merger agreement has been approved by the boards of directors of the Corporation and FleetBoston and is subject to customary closing conditions, including regulatory and stockholders’ approvals. Closing is expected in April of 2004. Additional information on the merger with FleetBoston is included under Note 2 of the Notes to the Consolidated Financial Statements in the 2003 Annual Report to Stockholders (the “2003 Annual Report”) which is incorporated herein by reference.

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

Capital and Operational Requirements

The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal

Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents the Corporation’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Corporation’s Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2003 were 7.85 percent and 11.87 percent, respectively. At December 31, 2003, the Corporation had no subordinated debt that qualified as Tier 3 capital.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Corporation’s leverage ratio at December 31, 2003 was 5.73 percent. The Corporation meets its leverage ratio requirement.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2003.

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

Employees

As of December 31, 2003, there were 133,549 full-time equivalent employees within the Corporation and its subsidiaries. Of the foregoing employees, 84,647 were employed within Consumer and Commercial Banking, 6,618 were employed within Asset Management, 6,439 were employed within Global Corporate and Investment Banking and 185 were employed within Equity Investments. The remainder were employed elsewhere within the Corporation and its subsidiaries.

None of the domestic employees within the Corporation is subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

The following additional information set forth in the 2003 Annual Report is incorporated herein by reference: Business Segment Operations (under the caption “Business Segment Operations” in the Management’s Discussion and Analysis of Results of Operations and Financial Condition (the “MD&A”) and in Note 20 of the Notes to the Consolidated Financial Statements (the “Notes”)); Net Interest Income (under the captions “Financial Highlights” and “Supplemental Financial Data” in the MD&A and Tables II and III of the Statistical Financial Information); Securities (under the caption “Interest Rate Risk Management —Securities” in the MD&A and Notes 1 and 4 of the Notes); Outstanding Loans and Leases (under the caption “Credit Risk Management” in the MD&A, Tables IV, VIII, IX and X of the Statistical Financial Information, and Notes 1 and 7 of the Notes); Deposits (under the caption “Liquidity Risk Management—Deposits and Other Funding Sources” in the MD&A and Note 11 of the Notes); Short-Term Borrowings (in Table V of the Statistical Financial Information and Note 12 of the Notes); Trading Liabilities (in Note 5 of the Notes); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk Management” in the MD&A); Operational Risk Management (under the caption “Operational Risk Management” in the MD&A); and Performance by Geographic Area (under Note 22 of the Notes).

The Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the Corporation’s website (www.bankofamerica.com under the “About Bank of America—Investor Relations—10-Qs and 10-Ks” and “About Bank of America—Investor Relations—Complete SEC Filings” captions) as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to the Securities and Exchange Commission.

Item 2. PROPERTIES

As of December 31, 2003, the principal offices of the Corporation and each of its business segments were located in the 60-story Bank of America Corporate Center in Charlotte, North Carolina, which is owned by a subsidiary of the Corporation. The Corporation occupies approximately 679,000 square feet and leases approximately 521,000 square feet to third parties at market rates, which represents substantially all of the space in this facility. In addition to this facility, the Corporation also leases or owns a significant amount of space worldwide. As of December 31, 2003, the Corporation and its subsidiaries owned or leased approximately 17,500 locations in 44 states, the District of Columbia and 30 foreign countries.

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

In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of pending matters will be; however, based on current knowledge, management does not believe that liabilities, if any, arising from pending litigation or regulatory matters, including the litigation and regulatory matters described below, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation but may be material to the Corporation’s operating results for any particular quarter.

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

The Corporation has named several key leaders and advisors external to the Corporation to review mutual fund practices. These individuals are currently leading an independent review of the Corporation’s mutual fund policies and practices, including a complete legal and regulatory compliance review of the Corporation’s mutual fund business, and coordinating a detailed review of all technology, control, and compliance systems related to the mutual fund business, including all systems relating to sales, clearing, and derivative and brokerage operations.

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

The independent trustees of the Board of Trustees of the Nations Funds have retained an independent firm to evaluate the extent of any adverse monetary impact to any Nations Fund in which the Nations Funds’ adviser permitted a discretionary market timing agreement. They also announced that they would evaluate whether any additional steps are appropriate to assure Nations Funds shareholders that the Nations Funds are being managed in their best interests. In addition, the independent trustees announced that the Board of Trustees, with the assistance of the independent firm, will conduct a review of the issues relating to late trading in Nations Funds, consider the results of the review of these issues being conducted by the Corporation, and take action as appropriate.

As of the date hereof, a number of lawsuits and regulatory proceedings have been filed against the Corporation, its affiliates and associates in connection with these circumstances, alleging, among other things, breaches of fiduciary duties, federal securities laws, the ERISA Act, the Investment Company Act of 1940, and the Investment Advisers Act of 1940 as well as contractual and other common law claims. The Corporation has also received shareholder derivative actions purportedly brought on behalf of the

Corporation alleging various claims, including breach of fiduciary duty, against the Board of Directors in connection with these matters. Additional lawsuits or regulatory proceedings presenting similar or additional allegations and requests for relief arising out of these circumstances could be filed in the future against the Corporation and related parties.

During the quarter ended September 30, 2003, the Corporation recognized a $100 million charge to income in connection with these matters. The Corporation, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

Enron Corporation (Enron) Securities Litigation

The Corporation was named as a defendant, along with a number of commercial and investment banks and their holding companies, certain former Enron officers and directors, law firms and accountants, in a putative consolidated class action pending in the United States District Court for the Southern District of Texas filed on April 8, 2002 entitled Newby v. Enron. The amended complaint, which was filed in May 2003 and is now the operative complaint, alleges claims against the Corporation and BAS under Sections 11, 12 and 15 of the Securities Act of 1933 related to the role of BAS as an underwriter of two public offerings of Enron debt and as an initial purchaser in a private placement of debt issued by an Enron-affiliated company. The Corporation and BAS have moved to dismiss all of the claims asserted against them in the operative complaint. That motion is fully briefed and remains pending. Plaintiffs’ motion for class certification is fully briefed and remains pending.

In addition, the Corporation and certain of its affiliates have been named as defendants or third-party defendants, along with other commercial and investment banks and many other parties, in various other individual and putative class actions relating to Enron. The complaints assert claims under federal securities laws, state securities laws and/or state common law or statutes. The majority of these actions were either filed in or have been transferred to the United States District Court for the Southern District of Texas and consolidated or coordinated with Newby v. Enron.

The corporation cannot determine at this time the eventual outcome, timing or impact of these matters.

WorldCom, Inc. (WorldCom) Securities Litigation

BAS, Banc of America Securities Limited (BASL), and other underwriters of WorldCom bonds issued in 2000 and 2001, as well as former officers and directors of WorldCom and other parties, have been named as defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York entitled WorldCom Securities Litigation. The operative complaint alleges claims against BAS and BASL under Sections 11 and 12 of the Securities Act of 1933 in connection with 2000 and 2001 public bond offerings and is brought on behalf of purchasers and acquirers of bonds issued in or traceable to these offerings. On October 24, 2003, United States District Court Judge Denise Cote certified a class consisting of “all persons and entities who purchased or otherwise acquired publicly-traded securities of WorldCom during the period beginning April 29, 1999 through and including June 25, 2002 and who were injured thereby.” Fact discovery is presently proceeding in this class action and a trial date has been set for January 10, 2005.

In addition, the Corporation, BAS and BASL, along with other underwriters, certain holding companies affiliated with the underwriters, a former Salomon Smith Barney telecommunications analyst, certain former officers and directors of WorldCom and WorldCom’s former auditors have been named as defendants in numerous individual actions that were filed in either federal or state courts arising out of alleged accounting irregularities of the books and records of WorldCom. Plaintiffs in these actions are typically institutional investors, including state pension funds, who allegedly purchased debt securities issued by WorldCom pursuant to public offerings in 1997, 1998, 2000 or 2001. The majority of the complaints assert only claims under Section 11 of the Securities Act of 1933, but some complaints also include claims under the Exchange Act of 1934, state securities laws, other state statutes and under common law theories. Most of these cases were filed in state court and subsequently removed (as related to WorldCom’s bankruptcy) by defendants to federal courts and then transferred by the Judicial Panel for Multidistrict Litigation to the United States District Court for the Southern District of New York to be consolidated with WorldCom

Securities Litigation for pre-trial purposes. Seven of these actions, which had been removed, were remanded to state courts in Alabama (2), Tennessee, Pennsylvania (3) and Illinois.

Certain plaintiffs in actions transferred to the Southern District of New York have filed an appeal to the Second Circuit Court of Appeals arguing that their actions were not properly removed to federal court because a provision in the Securities Act prevented such removals. Defendants, including the underwriters, have argued that removal was proper.

Additional complaints were filed on behalf of purchasers of WorldCom stock in state courts in Mississippi against the Corporation and BAS, as well as certain former officers and directors of WorldCom, other commercial and investment banks and other parties. These cases have also been transferred to the United States District Court for the Southern District of New York and consolidated with WorldCom Securities Litigation for pre-trial purposes.

The corporation cannot determine at this time the eventual outcome, timing or impact of these matters.

Adelphia Communications Corporation (Adelphia) Securities Litigation

Bank of America, N.A. (BANA) and BAS are defendants in several private civil actions relating to Adelphia which have been consolidated for pre-trial purposes and are currently pending in the United States District Court for the Southern District of New York. The actions include a class action and various individual actions. BAS was a member of seven underwriting syndicates of securities issued by Adelphia, and BANA was an agent and/or lender in connection with five credit facilities in which Adelphia subsidiaries were borrowers. Additional defendants include other members of those syndicates, underwriters for additional Adelphia securities offerings, lenders and agents for that and other credit facilities, former Adelphia insiders and members of its board of directors, and Adelphia’s outside auditors and counsel. The complaints allege claims under the Securities Act of 1933 and the Securities Exchange Act of 1934.

BANA and BAS are also defendants in an adversary proceeding pending in the United States Bankruptcy Court for the Southern District of New York. The proceeding is brought by the Official Committee of Unsecured Creditors in the Adelphia Bankruptcy Proceedings (the “Creditors Committee”) on behalf of Adelphia; however, the Bankruptcy Court has not yet given the Creditors Committee authority to bring this lawsuit. The adversary proceeding complaint names over 400 defendants and asserts over 50 claims under federal statute (including Bank Holding Company Act), state common law and various provisions of the Bankruptcy Code. The Creditors Committee seeks avoidance and recovery of payments, equitable subordination, disallowance and recharacterization of claims and recovery of damages in an unspecified amount. BANA, BAS and other investment bank defendants have filed motions to dismiss. The Official Committee of Equity Security Holders in the Adelphia Bankruptcy Proceedings has filed a motion seeking to intervene in the adversary proceeding and to file its own complaint. The proposed complaint is similar to the Creditor’s Committee complaint, except that it also asserts claims under RICO and various state law theories.

The Corporation cannot determine at this time the eventual outcome, timing or impact of these matters.

Paul J. Miller v. Bank of America, N.A.

On August 13, 1998, BANA’s predecessor was named as a defendant in this class action challenging its practice, consistent with the banking industry, of debiting accounts that receive, by direct deposit, governmental benefits to repay fees incurred in those accounts. The action alleges fraud, negligent misrepresentation, and violations of certain California laws. On October 16, 2001, a class was certified consisting of more than one million California residents who have, had or will have, at any time after August 13, 1994, a deposit account with BANA into which payments of public benefits are or have been directly deposited by the government. The case proceeded to trial on January 20, 2004.

On February 25, 2004, at the conclusion of the jury phase of the trial, the jury found in BANA’s favor on three of the four claims presented to the jury. As to the fourth claim, alleging that BANA violated certain California laws, the jury imposed damages of approximately $75 million and awarded the class representative $275,000 in emotional distress damages. The jury also assessed a $1,000 penalty as to those members of the class suffering substantial economic or emotional harm as a result of the practice but did not determine which or how many class members are entitled to the penalty. This and other legal issues remain outstanding in the trial court.

The Corporation believes that this case is without merit and plans to appeal any adverse judgment. The Corporation cannot determine at this time the eventual outcome, timing or impact of this matter.

D.E. Shaw Litigation

Following the merger of NationsBank Corporation and BankAmerica Corporation in September 1998, the Corporation and certain of its officers and directors were named as defendants in class actions brought on behalf of persons who purchased NationsBank or BankAmerica shares between August 4, 1998 and September 30, 1998; persons who purchased shares of the Corporation between October 1 and October 13, 1998, and persons who held NationsBank or BankAmerica shares as of the merger. The claims on behalf of the purchasers and the persons who held NationsBank shares as of the merger principally rested on the allegation that the Corporation or its predecessors failed to disclose material facts concerning a $1.4 billion financial relationship between BankAmerica Corporation and D.E. Shaw & Co. that resulted in a $372 million charge to the Corporation’s earnings in the quarter ending September 30, 1998. The claims of the persons who held BankAmerica shares as of the merger principally rested on the allegation that the defendants misrepresented a “takeover” of BankAmerica Corporation as a “merger of equals.”

On November 2, 2002, the United States District Court for the Eastern District of Missouri (the Federal Court), the Court to which all federal actions had been transferred, entered a final judgment dismissing the actions with prejudice. The Federal Court entered the judgment after approving a settlement providing for payment of $333 million to the classes of purchasers and holders of NationsBank shares and $157 million to the classes of purchasers of BankAmerica and Corporation shares and holders of BankAmerica shares (all amounts to bear interest at the 90-day Treasury Bill Rate from March 6, 2002 to the date of payment). The Eighth Circuit Court of Appeals affirmed the judgment on appeal by certain objecting plaintiffs and class members on December 2, 2003, and denied a petition for rehearing on January 9, 2004. It is expected that, in accordance with its terms, the settlement will become final in April 2004 unless further review is sought in the Supreme Court of the United States. There remain pending several actions in California that have been stayed since April 2000, when the Federal Court enjoined the plaintiffs in those actions from purporting to prosecute their claims on behalf of a class.

Regulatory

In the course of its business, the Corporation is subject to regulatory examinations, information gathering requests, inquiries and investigations. Two of the Corporation’s subsidiaries, BAS and Banc of America Investment Services, Inc. (“BAI”), are registered broker/dealers under the federal securities laws and are subject to regulation by the SEC, the National Association of Securities Dealers, the New York Stock Exchange and state securities regulators. In connection with several, formal and informal, investigations by those agencies, BAS and BAI have received numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of its regulated activities.

The SEC is currently conducting a formal investigation with respect to certain trading and research- related activities of BAS during the period 1999 through 2001. To date, the SEC staff has not indicated whether it intends to recommend any enforcement action in connection with these trading and research-related activities. On December 30, 2003, however, BAS was advised by the SEC staff that it does intend to recommend action against BAS with respect to alleged books and records violations related to the preservation and production of materials requested during the investigation of the trading and research-related activities. BAS is cooperating with the SEC staff with respect to the ongoing investigation and is also working with the staff to reach a resolution of the books and records matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2003.

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

Amy Woods Brinkley, age 48, Chief Risk Officer. Ms. Brinkley was named to her present position in April 2002. From July 2001 to April 2002, she served as Chairman, Credit Policy and Deputy Corporate Risk Management Executive; from August 1999 to July 2001, she served as President, Consumer Products; and from 1993 to August 1999, she served as Marketing Group Executive. She first became an officer in 1979. She also serves as Chief Risk Officer and a director of Bank of America, N.A.

Edward J. Brown III, age 55, President, Global Corporate and Investment Banking. Mr. Brown was named to his present position in August 2000. From September 1998 to August 2000, he served as President, Global Capital Raising and Global Capital Markets; and from June 1997 to September 1998, he served as President, Global Finance. He first became an officer in 1974. He also serves as President, Global Corporate and Investment Banking and a director of Bank of America, N.A.

Richard M. DeMartini, age 51, President, Asset Management. Mr. DeMartini was named to his present position in February 2001. From January 1999 to February 2001, he served as Chairman, International Private Client Group, Morgan Stanley Dean Witter; and from March 1997 to January 1999, he served as President Individual Asset Management Group, Morgan Stanley Dean Witter. He first became an officer in February 2001. He also serves as President, Asset Management of Bank of America, N.A.

Barbara J. Desoer, age 51, President, Consumer Products. Ms. Desoer was named to her present position in July 2001. From September 1999 to July 2001, she served as Director of Marketing; from May 1999 to September 1999, she served as Banking Group President, California Retail Bank; and from December 1996 to May 1999, she served as Regional Executive, California Retail Bank. She first became an officer in 1977. She also serves as President, Consumer Products and a director of Bank of America, N.A.

James H. Hance, Jr., age 59, Vice Chairman and Chief Financial Officer. Mr. Hance was named Chief Financial Officer in August 1988, and was named Vice Chairman in October 1993. He first became an officer in 1987. He also serves as a director of the Corporation and as Vice Chairman, Chief Financial Officer and a director of Bank of America, N.A.

Kenneth D. Lewis, age 56, Chairman, President and Chief Executive Officer. Mr. Lewis was named Chairman and Chief Executive Officer in April 2001 and President in January 1999. From October 1998 to January 1999, he served as President, Consumer and Commercial Banking; from 1993 to October 1998, he served as President; and from October 1999 to April 2001, he served as Chief Operating Officer. He first became an officer in 1971. Mr. Lewis also serves as a director of the Corporation and as Chairman, President, Chief Executive Officer and a director of Bank of America, N.A.

R. Eugene Taylor, age 56, President, Consumer and Commercial Banking. Mr. Taylor was named to his present position in June 2000. From February 2000 to June 2000, he served as President, Central Region; from October 1998 to June 2000, he served as President, West Region; and from December 1997 to October 1998, he served as President, Florida. He first became an officer in 1970. He also serves as President, Consumer and Commercial Banking and a director of Bank of America, N.A.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

The principal market on which the Common Stock is traded is the New York Stock Exchange. The Common Stock is also listed on the London Stock Exchange and the Pacific Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The following table sets forth the high and low closing sales prices of the Common Stock on the New York Stock Exchange for the periods indicated:

	Quarter	High	Low

2003	first	$72.48	$65.63
	second	79.89	68.00
	third	83.53	74.87
	fourth	82.50	72.85
2002	first	69.18	58.85
	second	76.90	67.45
	third	71.94	57.90
	fourth	71.42	54.15

As of February 27, 2004, there were 226,796 record holders of Common Stock. During 2002 and 2003, the Corporation paid dividends on the Common Stock on a quarterly basis. The following table sets forth dividends paid per share of Common Stock for the periods indicated:

	Quarter	Dividend
2003	first	$.64
	second	.64
	third	.80
	fourth	.80
2002	first	.60
	second	.60
	third	.60
	fourth	.64

For additional information regarding the Corporation’s ability to pay dividends, see “Government Supervision and Regulation – Distributions”. In addition, Note 15 of the Notes in the 2003 Annual Report is incorporated herein by reference.

Information on the Corporation’s equity compensation plans included under Note 17 of the Notes in the 2003 Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The information set forth in Table 1 of the MD&A and Table XIX of the Statistical Financial Information of the 2003 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2003 Annual Report in the MD&A is incorporated by reference herein in its entirety, and the Report of Management in the 2003 Annual Report is also incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the 2003 Annual Report under the caption “Market Risk Management” in the MD&A is incorporated herein by reference.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information set forth in the 2003 Annual Report is incorporated herein by reference: the Consolidated Financial Statements and Notes to Consolidated Financial Statements of Bank of America Corporation and Subsidiaries,

together with the report thereon of PricewaterhouseCoopers LLP  dated January 15, 2004 and the Selected Quarterly Financial Data in Table XIX of the Statistical Financial Information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. CONTROLS AND PROCEDURES

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

Changes in internal controls

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the Corporation’s fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information included under the following captions in the Corporation’s proxy statement relating to its 2004 annual meeting of stockholders (the “2004 Proxy Statement”) is incorporated herein by reference:

•	“The Nominees”;
•	“Section 16(a) Beneficial Ownership Reporting Compliance”;
•	“Special Compensation Arrangements-Employment Agreements with Certain Executive Officers”; and
•	“Corporate Governance.”

Additional information required by Item 10 with respect to executive officers is set forth in Part I, Item 4A hereof.

Item 11. EXECUTIVE COMPENSATION

Information included under the following captions in the 2004 Proxy Statement is incorporated herein by reference:

•	“Director Compensation”;
•	“Executive Compensation”;
•	“Special Compensation Arrangements”;
•	“Compensation Committee Interlocks and Insider Participation”; and
•	“Certain Transactions.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included under the following caption in the 2004 Proxy Statement is incorporated herein by reference:

•	“Stock Ownership.”

Information included under Note 17 of the Notes in the 2003 Annual Report, including the table presenting equity compensation plan information, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information included under the following captions in the 2004 Proxy Statement is incorporated herein by reference:

•	“Compensation Committee Interlocks and Insider Participation”; and
•	“Certain Transactions.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information included under the following captions in the 2004 Proxy Statement is incorporated herein by reference:

•	“Ratification of Independent Public Accountants.”

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.	The following documents are filed as part of this report:
(1)	Financial Statements:

Report of Independent Accountants*

Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001*

Consolidated Balance Sheet at December 31, 2003 and 2002*

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001*

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements*

*Incorporated by reference from the 2003 Annual Report.

(2)	Schedules:

None

(3)

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-5, including executive compensation plans and arrangements which are identified separately by asterisk).

b.	The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2003:

Current Report on Form 8-K dated and filed October 14, 2003, Items 12, 5, 7, and 9.

Current Report on Form 8-K dated September 3, 2003 and filed October 14, 2003, Items 5 and 7

Current Report on Form 8-K dated October 16, 2003 and filed October 21, 2003, Items 11 and 7

Current Report on Form 8-K dated and filed October 27, 2003, Items 5 and 7.

Current Report on Form 8-K dated October 27, 2003 and filed October 28, 2003, Items 5 and 7.

Current Report on Form 8-K dated and filed November 5, 2003, Item 5.

Current Report on Form 8-K dated November 13, 2003 and filed November 20, 2003, Items 5 and 7.

Current Report on Form 8-K dated and filed on December 2, 2003, Items 7 and 9.

Current Report on Form 8-K dated and filed on December 5, 2003, Item 5.

Current Report on Form 8-K dated December 4, 2003 and filed December 12, 2003, Items 5 and 7.

With the exception of the information expressly incorporated herein by reference, the 2003 Annual Report and the 2004 Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2004

BANK OF AMERICA CORPORATION

By:	*/s/ KENNETH D. LEWIS
Kenneth D. Lewis Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ KENNETH D. LEWIS Kenneth D. Lewis	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2004

*/s/ JAMES H. HANCE, JR. James H. Hance, Jr.	Vice Chairman, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2004

*/s/ MARC D. OKEN Marc D. Oken	Executive Vice President and Principal Financial Executive (Principal Accounting Officer)	March 1, 2004

*/s/ JOHN R. BELK John R. Belk	Director	March 1, 2004

*/s/ CHARLES W. COKER Charles W. Coker	Director	March 1, 2004

*/s/ FRANK DOWD, IV Frank Dowd, IV	Director	March 1, 2004

*/s/ KATHLEEN F. FELDSTEIN Kathleen F. Feldstein	Director	March 1, 2004

*/s/ PAUL FULTON Paul Fulton	Director	March 1, 2004

*/s/ DONALD E. GUINN Donald E. Guinn	Director	March 1, 2004

*/s/ WALTER E. MASSEY Walter E. Massey	Director	March 1, 2004

*/s/ C. STEVEN MCMILLAN C. Steven McMillan	Director	March 1, 2004

*/s/ PATRICIA E. MITCHELL Patricia E. Mitchell	Director	March 1, 2004

Signature	Title	Date

*/s/ EDWARD L. ROMERO Edward L. Romero	Director	March 1, 2004

*/s/ O. TEMPLE SLOAN, JR. O. Temple Sloan, Jr.	Director	March 1, 2004

*/s/ MEREDITH R. SPANGLER Meredith R. Spangler	Director	March 1, 2004

*/s/ RONALD TOWNSEND Ronald Townsend	Director	March 1, 2004

*/s/ JACKIE M. WARD Jackie M. Ward	Director	March 1, 2004

*/s/ VIRGIL R. WILLIAMS Virgil R. Williams	Director	March 1, 2004

*By: /s/ RACHEL R. CUMMINGS Rachel R. Cummings Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
2	Agreement and Plan of Merger, dated as of October 27, 2003, by and between FleetBoston Financial Corporation and Bank of America Corporation, incorporated by reference to Exhibit 99.1 of registrant’s Current Report on Form 8-K filed October 28, 2003.
3(a)	Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.1 of registrant’s Current Report on Form 8-K filed May 7, 1999.
(b)	Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 99.1 of registrant’s Current Report on Form 8-K filed October 14, 2003.
4(a)	Specimen certificate of registrant’s Common Stock, incorporated by reference to Exhibit 4.13 of registrant’s Registration No. 333-83503.
(b)	Specimen certificate of registrant’s ESOP Convertible Preferred Stock, Series C, incorporated by reference to Exhibit 4(c) of registrant’s 1991 Annual Report on Form 10-K (the “1991 10-K”).
(c)	Specimen certificate of registrant’s 7% Cumulative Redeemable Preferred Stock, Series B, incorporated by reference to Exhibit 4(c) of registrant’s 1998 Annual Report on Form 10-K (the “1998 10-K”).
(d)

Indenture dated as of September 1, 1989 between registrant (successor to NationsBank Corporation, formerly known as NCNB Corporation) and The Bank of New York, pursuant to which registrant issued its 9 3/8% Subordinated Notes, due 2009; and its 10.20% Subordinated Notes, due 2015, incorporated by reference to Exhibit 4.1 of registrant’s Registration No.

33-30717; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(f) of the 1998 10-K.

(e)	Indenture dated as of November 1, 1992 between registrant (successor to NationsBank Corporation) and The Bank of New York, pursuant to which registrant issued its 6 7/8% Subordinated Notes, due 2005, incorporated by reference to Exhibit 4.1 of registrant’s Amendment to Application or Report on Form 8-K dated March 1, 1993; First Supplemental Indenture thereto dated as of July 1, 1993 pursuant to which registrant issued its Subordinated Medium-Term Notes, Series B; and its 7 3/4% Subordinated Notes, due 2004, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K dated July 6, 1993; and Second Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4(i) of the 1998 10-K.
(f)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), pursuant to which registrant issued its 6 3/8% Senior Notes, due 2005; its 6 1/8% Senior Notes, due 2004; its 5 7/8% Senior Notes, due 2009; its 6 5/8% Senior Notes, due 2004; its 7 7/8% Senior Notes, due 2005; its 7 1/8% Senior Notes, due 2006; its 4 3/4% Senior Notes, due 2006; its 5 1/4% Senior Notes, due 2007; its 6 1/4% Senior Notes, due 2012; its 4 7/8% Senior Notes due 2012; its 5 1/8% Senior Notes, due 2014; its 3.761% Senior Notes, due 2007; its 3 7/8% Senior Notes, due 2008; its 4 7/8% Senior Notes, due 2013; its 3 5/8% Senior Notes, due 2008; its 3 1/4% Senior Notes, due 2008; its 4 3/8% Senior Notes, due 2010; its 3 1/4% Senior Notes, due 2010; and its Senior Medium-Term Notes, Series E, F, G, H, I and J, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 33-57533; First Supplemental Indenture thereto dated as of September 18, 1998, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K filed November 18, 1998; and Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and the Bank of New York, as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K dated June 5, 2001.

Exhibit No.	Description
(g)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York, pursuant to which registrant issued its 7 5/8% Subordinated Notes, due 2005; its 7 3/4% Subordinated Notes, due 2015; its 7 1/4% Subordinated Notes, due 2025; its 6 1/2% Subordinated Notes, due 2006; its 7 1/2% Subordinated Notes, due 2006; its 7.80% Subordinated Notes, due 2016; its 6 3/8% Subordinated Notes, due 2008; its 6.80% Subordinated Notes, due 2028; its 6.60% Subordinated Notes, due 2010; its 7.80% Subordinated Notes due 2010; its 7.40% Subordinated Notes, due 2011; its 4 3/4% Subordinated Notes, due 2013; its 5 1/4% Subordinated Notes, due 2015; and its Subordinated Medium-Term Notes, Series F and H, incorporated by reference to Exhibit 4.8 of registrant’s Registration No. 33-57533; and First Supplemental Indenture thereto dated as of August 28, 1998, incorporated by reference to Exhibit 4.8 of registrant’s Current Report on Form 8-K filed November 18, 1998.
(h)	Amended and Restated Agency Agreement dated as of August 1, 2003 between registrant, Bank of America, N.A., JPMorgan Chase, London Branch, and J.P. Morgan Luxembourg S.A.
(i)	Issuing and Paying Agency Agreement dated as of August 1, 2000 between Bank of America, N.A., as Issuer, and Bankers Trust Company, as Issuing and Paying Agent, incorporated by reference to Exhibit 4(m) of registrant’s 2000 Annual Report on Form 10-K (the ‘‘2000 10-K”).
(j)	Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant’s Registration No. 333-15375.
(k)	Second Supplemental Indenture dated as of December 17, 1996 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its 7.83% Junior Subordinated Deferrable Interest Notes due 2026, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated December 10, 1996.
(l)	Third Supplemental Indenture dated as of February 3, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its Floating Rate Junior Subordinated Deferrable Interest Notes due 2027, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated January 22, 1997.
(m)	Fourth Supplemental Indenture dated as of April 22, 1997 to the Indenture dated as of November 27, 1996 between registrant (successor to NationsBank Corporation) and The Bank of New York pursuant to which registrant issued its 8 1/4% Junior Subordinated Deferrable Interest Notes, due 2027, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated April 15, 1997.
(n)	Fifth Supplemental Indenture dated as of August 28, 1998 to the Indenture dated as of November 27, 1996 between registrant and The Bank of New York, incorporated by reference to Exhibit 4(t) of the 1998 10-K.
(o)	Indenture dated as of November 27, 1996, between Barnett Banks, Inc. and Bank One (successor to The First National Bank of Chicago), as Trustee, and First Supplemental Indenture dated as of January 9, 1998, among NationsBank Corporation, NB Holdings Corporation, Barnett Banks, Inc. and The First National Bank of Chicago (predecessor to Bank One), as Trustee, pursuant to which registrant (as successor to NationsBank Corporation) issued its 8.06% Junior Subordinated Debentures, due 2026, incorporated by reference to Exhibit 4(u) of registrant’s 1997 Annual Report on Form 10-K (the “1997 10-K”).
(p)	Indenture dated as of November 1, 1991 between the former BankAmerica Corporation and J.P. Morgan Trust Company, National Association, as successor trustee to the former Manufacturers Hanover Trust Company of California, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 7.20% Subordinated Notes due 2006; its 7 5/8% Subordinated Notes due 2004; its 6 3/4% Subordinated Notes due 2005; its 6.20% Subordinated Notes due 2006; its 7 1/8% Subordinated Notes due 2006; its 6 5/8% Subordinated Notes due 2007; its 6 5/8% Subordinated Notes due 2007; its 7 1/8% Subordinated Notes due 2009; its 7 1/8% Subordinated Notes due 2011; and its 6 1/4% Subordinated Notes due 2008; First Supplemental Indenture thereto dated as of September 8, 1992; and Second Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(w) of the 1998 10-K.

Exhibit No.	Description
(q)	Junior Subordinated Indenture dated as of November 27, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 8.07% Junior Subordinated Debentures Series A due 2026; and its 7.70% Junior Subordinated Debentures Series B due 2026; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(z) of the 1998 10-K.
(r)	Junior Subordinated Indenture dated as of December 20, 1996 between the former BankAmerica Corporation and Bankers Trust Company, pursuant to which registrant (as successor to the former BankAmerica Corporation) issued its 8.00% Junior Subordinated Deferrable Interest Debentures, Series 2 due 2026 and its Floating Rate Junior Subordinated Deferrable Interest Debentures, Series 3 due 2027; and First Supplemental Indenture thereto dated as of September 15, 1998, incorporated by reference to Exhibit 4(aa) of the 1998 10-K.
(s)	Restated Senior Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-47222.
(t)	Restated Subordinated Indenture dated as of January 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-47222.
(u)	Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration No. 333-65750.
(v)	Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration No. 333-65750.
(w)	Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York, incorporated by reference to Exhibit 4.10 of registrant’s Registration No. 333-70984.
(x)	First Supplemental Indenture dated as of December 14, 2001 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2031, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated December 6, 2001.
(y)	Second Supplemental Indenture dated as of January 31, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated January 24, 2002.
(z)	Third Supplemental Indenture dated as of August 9, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated August 2, 2002.
(aa)	Fourth Supplemental Indenture dated as of April 30, 2003 between registrant and The Bank of New York pursuant to which registrant issued its 5 7/8% Junior Subordinated Notes due 2033, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K dated April 23, 2003.

Exhibit No.	Description
The registrant has other long-term debt agreements, but these are not material in amount. Copies of these agreements will be furnished to the Commission on request.

10(a)	NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant’s 1989 Annual Report on Form 10-K (the “1989 10-K”); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant’s 1990 Annual Report on Form 10-K (the “1990 10-K”); Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendments thereto dated as of December 3, 1992 and December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant’s 1992 Annual Report on Form 10-K (the “1992 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant’s 1994 Annual Report on Form 10-K (the “1994 Form 10-K”); Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to Exhibit 10(c) of the 1997 10-K; Amendments thereto dated April 10, 1998, June 24, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K; Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant’s 1999 Annual Report on Form 10-K (the “1999 10-K”); and Amendment thereto dated as of March 28, 2001, incorporated by reference to Exhibit 10(b) of registrant’s 2001 Annual Report on Form 10-K (the “2001 10-K”); and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(b) of registrant’s 2002 Annual Report on Form 10-K (the “2002 10-K”).	*

(b)	NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan for Key Employees, incorporated by reference to Exhibit 10(k) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(h) of the 1989 10-K; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of the 1992 10-K; and Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K.	*

(c)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2002, incorporated by reference to Exhibit 10(d) of the 2002 10-K.	*

(d)	NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of the 1990 10-K; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of the 1992 10-K; and Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K.	*

(e)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2002, incorporated by reference to Exhibit 10(f) of the 2002 10-K.	*

(f)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of the 2002 10-K.	*

(g)	Bank of America Director Deferral Plan, as amended and restated effective January 27, 1999, incorporated by reference to Exhibit 10(i) of the 1998 10-K; Amendment thereto dated April 24, 2002, incorporated by reference to Exhibit 10(h) of the 2002 10-K; and Bank of America Corporation Director Deferral Plan, as amended and restated, effective December 10, 2002, incorporated by reference to Exhibit 10(h) of the 2002 10-K.	*

(h)	Bank of America Corporation Directors’ Stock Plan, as amended and restated effective January 1, 2002, incorporated by reference to Exhibit 10(j) of the 2001 10-K; Amendment thereto dated April 24, 2002, incorporated by reference to Exhibit 10(i) of the 2002 10-K; and Bank of America Corporation Directors’ Stock Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(i) of the 2002 10-K.	*

(i)	Bank of America Corporation 2003 Key Associate Stock Plan, effective January 1, 2003, incorporated by reference to Exhibit 10(j) of the 2002 10-K.	*

Exhibit No.	Description
(j)	Split Dollar Life Insurance Agreement dated as of October 16, 1998 between registrant and NationsBank, N. A., as Trustee under that certain Irrevocable Trust Agreement No. 2 dated October 1, 1998, by and between James H. Hance, Jr., as Grantor, and NationsBank, N. A., as Trustee, incorporated by reference to Exhibit 10(dd) of the 1998 10-K; and Amendment thereto dated January 24, 2002, incorporated by reference to Exhibit 10(o) of the 2001 10-K.	*

(k)	Split Dollar Life Insurance Agreement dated as of September 28, 1998 between registrant and J. Steele Alphin, as Trustee under that certain Irrevocable Trust Agreement dated June 23, 1998, by and between Kenneth D. Lewis, as Grantor, and J. Steele Alphin, as Trustee, incorporated by reference to Exhibit 10(ee) of the 1998 10-K; and Amendment thereto dated January 24, 2002, incorporated by reference to Exhibit 10(p) of the 2001 10-K.	*

(l)	Employment Agreement dated as of April 10, 1998 between registrant and James H. Hance, Jr., incorporated by reference to Exhibit 10.4 of registrant’s Registration No. 333-60553; and Amendment thereto dated January 24, 2001, incorporated by reference to Exhibit 10(q) of the 2000 10-K.	*

(m)	Employment Agreement dated as of April 10, 1998 between registrant and Kenneth D. Lewis, incorporated by reference to Exhibit 10.5 of registrant’s Registration No. 333-60553; and Amendment thereto dated January 24, 2001, incorporated by reference to Exhibit 10(r) of the 2000 10-K.	*

(n)	Termination Agreement dated December 9, 2003 between registrant and Kenneth D. Lewis

(o)	Global Corporate and Investment Banking Equity Incentive Plan, as established effective January 1, 2000, incorporated by reference to Exhibit 10(t) of the 2000 10-K.	*

(p)	Relocation Agreement dated October 5, 1998 between registrant and Edward J. Brown III, incorporated by reference to Exhibit 10(w) of the 2000 10-K.	*

(q)	Employment Agreement dated April 24, 2001 between registrant and Richard M. DeMartini, incorporated by reference to Exhibit 10(x) of the 2001 10-K.	*

(r)	Letter agreement dated February 18, 2004 between registrant and Richard M. DeMartini.	*

(s)	Bank of America Corporation 2002 Associates Stock Option Plan, effective February 1, 2002, incorporated be reference to Exhibit 10(s) of the 2002 10-K.

(t)	Take Ownership!, The BankAmerica Global Associate Stock Option Program, effective October 1, 1998, incorporated by reference to Exhibit 10(t) of the 2002 10-K.

(u)	Barnett Bank Employee Stock Option Plan, effective January 13, 1997, incorporated by reference to Exhibit 10(u) of the 2002 10-K.

(v)	Amendment to various plans in connection with FleetBoston Financial Corporation merger.

12	Ratio of Earnings to Fixed Charges.

Ratio of Earnings to Fixed Charges and Preferred Dividends.

13	2003 Annual Report to Stockholders. This exhibit contains only those portions of the 2003 Annual Report that are incorporated by reference herein.

21	List of Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP.

24(a)	Power of Attorney.

(b)	Corporate Resolution.

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes executive compensation plan or arrangement.