Form 10-Q
period 2004-03-31
BANK OF AMERICA CORP /DE/
filed 2004-05-07
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

On April 30, 2004, there were 2,038,797,417 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

March 31, 2004 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(Dollars in millions, except per share information)	2004	2003
Interest income
Interest and fees on loans and leases	$5,549	$5,348
Interest on debt securities	1,212	754
Federal funds sold and securities purchased under agreements to resell	434	194
Trading account assets	1,009	1,042
Other interest income	368	387

Total interest income	8,572	7,725

Interest expense
Deposits	1,206	1,183
Short-term borrowings	740	453
Trading account liabilities	334	308
Long-term debt	491	572

Total interest expense	2,771	2,516

Net interest income	5,801	5,209

Noninterest income
Consumer service charges	821	777
Corporate service charges	595	577

Total service charges	1,416	1,354

Consumer investment and brokerage services	417	383
Corporate investment and brokerage services	205	165

Total investment and brokerage services	622	548

Mortgage banking income	209	405
Investment banking income	404	378
Equity investment gains (losses)	133	(68)
Card income	795	681
Trading account profits	3	114
Other income	135	281

Total noninterest income	3,717	3,693

Total revenue	9,518	8,902

Provision for credit losses	624	833

Gains on sales of debt securities	495	273

Noninterest expense
Personnel	2,762	2,459
Occupancy	488	472
Equipment	261	284
Marketing	281	230
Professional fees	147	125
Amortization of intangibles	54	54
Data processing	284	266
Telecommunications	151	124
Other general operating	989	711

Total noninterest expense	5,417	4,725

Income before income taxes	3,972	3,617
Income tax expense	1,291	1,193

Net income	$2,681	$2,424

Net income available to common shareholders	$2,680	$2,423

Per common share information
Earnings	$1.86	$1.62

Diluted earnings	$1.83	$1.59

Dividends paid	$0.80	$0.64

Average common shares issued and outstanding (in thousands)	1,440,153	1,499,405

Average diluted common shares issued and outstanding (in thousands)	1,466,701	1,526,288

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$22,296	$27,084
Time deposits placed and other short-term investments	8,561	8,051
Federal funds sold and securities purchased under agreements to resell (includes $73,018 and $76,446 pledged as collateral)	73,057	76,492
Trading account assets (includes $39,522 and $18,722 pledged as collateral)	75,004	68,547
Derivative assets	36,488	36,507
Debt securities:
Available-for-sale (includes $34,965 and $20,858 pledged as collateral)	139,546	66,382
Held-to-maturity, at cost (market value- $251 and $254)	242	247

Total debt securities	139,788	66,629

Loans and leases	375,968	371,463
Allowance for loan and lease losses	(6,080)	(6,163)

Loans and leases, net of allowance	369,888	365,300

Premises and equipment, net	6,076	6,036
Mortgage banking assets	2,184	2,762
Goodwill	11,468	11,455
Core deposit intangibles and other intangibles	854	908
Other assets	70,348	66,674

Total assets	$816,012	$736,445

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$121,629	$118,495
Interest-bearing	267,850	262,032
Deposits in foreign offices:
Noninterest-bearing	2,805	3,035
Interest-bearing	43,308	30,551

Total deposits	435,592	414,113

Federal funds purchased and securities sold under agreements to repurchase	115,434	78,046
Trading account liabilities	27,402	26,844
Derivative liabilities	24,321	24,526
Commercial paper and other short-term borrowings	64,621	42,478
Accrued expenses and other liabilities (includes $401 and $416 of Reserve for unfunded lending commitments)	18,635	27,115
Long-term debt	81,231	75,343

Total liabilities	767,236	688,465

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,239,563 and 1,269,600 shares	53	54
Common stock, $0.01 par value; authorized - 7,500,000,000 and 5,000,000,000 shares; issued and outstanding - 1,445,487,313 and 1,441,143,786 shares	14	14
Retained earnings	51,823	50,213
Accumulated other comprehensive loss	(2,743)	(2,148)
Other	(371)	(153)

Total shareholders’ equity	48,776	47,980

Total liabilities and shareholders’ equity	$816,012	$736,445

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock				Accumulated Other Comprehensive Income (Loss) (1)	Other	Total Share- holders’ Equity	Comprehensive Income

		Common Stock		Retained Earnings
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2002	$58	1,500,691	$496	$48,517	$1,232	$16	$50,319
Net income				2,424			2,424	$2,424
Net unrealized losses on available-for-sale debt and marketable equity securities					(9)		(9)	(9)
Net unrealized gains on foreign currency translation adjustments					33		33	33
Net unrealized losses on derivatives					(1,182)		(1,182)	(1,182)
Cash dividends paid:
Common				(961)			(961)
Preferred				(1)			(1)
Common stock issued under employee plans and related tax benefits		15,206	818			(173)	645
Common stock repurchased		(18,400)	(1,260)				(1,260)
Conversion of preferred stock	(1)	34	1				—
Other		—	72	(1)		(27)	44

Balance, March 31, 2003	$57	1,497,531	$127	$49,978	$74	$(184)	$50,052	$1,266

Balance, December 31, 2003	$54	1,441,144	$14	$50,213	$(2,148)	$(153)	$47,980
Net income				2,681			2,681	$2,681
Net unrealized gains on available-for-sale debt and marketable equity securities					661		661	661
Net unrealized gains on foreign currency translation adjustments					3		3	3
Net unrealized losses on derivatives					(1,259)		(1,259)	(1,259)
Cash dividends paid:
Common				(1,158)			(1,158)
Preferred				(1)			(1)
Common stock issued under employee plans and related tax benefits		16,446	1,060			(218)	842
Common stock repurchased		(12,153)	(1,061)	88			(973)
Conversion of preferred stock	(1)	50	1				—

Balance, March 31, 2004	$53	1,445,487	$14	$51,823	$(2,743)	$(371)	$48,776	$2,086

(1)	At March 31, 2004 and December 31, 2003, Accumulated Other Comprehensive Income (Loss) included net unrealized gains (losses) on available-for-sale debt and marketable equity securities of $591 and $(70), respectively; net unrealized losses on foreign currency translation adjustments of $163 and $166, respectively; and net unrealized losses on derivatives of $3,067 and $1,808, respectively.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Operating activities
Net income	$2,681	$2,424
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	624	833
Gains on sales of debt securities	(495)	(273)
Depreciation and premises improvements amortization	209	224
Amortization of intangibles	54	54
Deferred income tax benefit	(66)	(94)
Net increase in trading and hedging instruments	(10,471)	(6,854)
Net increase in other assets	(3,614)	(7,042)
Net decrease in accrued expenses and other liabilities	(8,252)	(711)
Other operating activities, net	3,275	590

Net cash used in operating activities	(16,055)	(10,849)

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	(510)	1,290
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	3,435	(4,931)
Proceeds from sales of available-for-sale debt securities	11,460	27,258
Proceeds from maturities of available-for-sale debt securities	1,889	6,847
Purchases of available-for-sale debt securities	(84,978)	(41,280)
Proceeds from maturities of held-to-maturity debt securities	5	99
Proceeds from sales of loans and leases	876	9,182
Other changes in loans and leases, net	(6,133)	(7,110)
Purchases and originations of mortgage banking assets	(236)	(359)
Net purchases of premises and equipment	(249)	(150)
Proceeds from sales of foreclosed properties	49	12
Investment in unconsolidated subsidiary	—	(1,600)
Acquisition of business activities, net	(15)	(71)
Other investing activities, net	787	586

Net cash used in investing activities	(73,620)	(10,227)

Financing activities
Net increase in deposits	21,479	8,718
Net increase in federal funds purchased and securities sold under agreements to repurchase	37,388	7,897
Net increase in commercial paper and other short-term borrowings	22,143	4,495
Proceeds from issuance of long-term debt and trust preferred securities	7,558	4,578
Retirement of long-term debt and trust preferred securities	(2,507)	(3,051)
Proceeds from issuance of trust preferred securities
Proceeds from issuance of common stock	985	752
Common stock repurchased	(973)	(1,260)
Cash dividends paid	(1,159)	(962)
Other financing activities, net	(23)	(32)

Net cash provided by financing activities	84,891	21,135

Effect of exchange rate changes on cash and cash equivalents	(4)	37

Net increase (decrease) in cash and cash equivalents	(4,788)	96
Cash and cash equivalents at January 1	27,084	24,973

Cash and cash equivalents at March 31	$22,296	$25,069

There were no net transfers of loans and leases from loans held for sale (included in Other assets) to the loan portfolio for Asset and Liability Management (ALM) purposes for the three months ended March 31, 2004. Net transfers of loans and leases from loans held for sale (included in Other assets) to the loan portfolio for ALM purposes amounted $3,621 for the three months ended March 31, 2003.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the United States and in selected international markets. At March 31, 2004, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and Bank of America, N.A. (USA).

Note 1 – Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R). FIN 46R is an update of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46) and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The Corporation adopted FIN 46R as of March 31, 2004. Adoption of this rule did not have a material impact on the Corporation’s results of operations or financial condition. For additional information on VIEs, see Note 6 of the consolidated financial statements.

Stock-based Compensation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148), the Corporation provides disclosures as if the Corporation had adopted the fair value-based method of measuring all outstanding employee stock options during the three months ended March 31, 2004 and 2003 as indicated in the following table. The prospective method of accounting for stock options that the Corporation has elected to follow, as allowed by SFAS 148, recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per common share had the fair value-based method been applied to all outstanding and unvested awards for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
(Dollars in millions, except per share data)	2004	2003
Net income (as reported)	$2,681	$2,424
Stock-based employee compensation expense recognized during period, net of related tax effects	35	17
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects(1)	(54)	(76)

Pro forma net income	$2,662	$2,365

As reported
Earnings per common share	$1.86	$1.62
Diluted earnings per common share	1.83	1.59
Pro forma
Earnings per common share	1.85	1.58
Diluted earnings per common share	1.82	1.55

(1)	Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense, included in Net income, for the three months ended March 31, 2004 and 2003 was $64 and $87, respectively.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Note 2 - Merger-related Activity

Pursuant to the Agreement and Plan of Merger, dated October 27, 2003, by and between the Corporation and FleetBoston Financial Corporation (FleetBoston) (the Merger Agreement), the Corporation acquired 100 percent of the outstanding stock of FleetBoston on April 1, 2004 (the Merger). FleetBoston’s results of operations will be included in the Corporation’s results beginning April 1, 2004.

As provided by the Merger Agreement, approximately 1.068 billion shares of FleetBoston common stock were exchanged for approximately 593 million shares of the Corporation’s common stock. This represents approximately 29 percent of the Corporation’s outstanding common stock. FleetBoston shareholders also received cash of $4 million instead of any fractional shares of the Corporation’s common stock that would have otherwise been issued on April 1, 2004. Holders of FleetBoston preferred stock received 1.1 million shares of the Corporation’s preferred stock. The Corporation’s preferred stock that was exchanged was valued using the book value of FleetBoston preferred stock. The depositary shares underlying the FleetBoston preferred stock, each representing a one-fifth interest in the FleetBoston preferred stock prior to the Merger, now represent a one-fifth interest in a share of the Corporation’s preferred stock. FleetBoston shares in the amount of 15.7 million that were previously held by the Corporation were cancelled.

The Merger is being accounted for in accordance with SFAS No. 141 “Business Combinations” (SFAS 141). Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The final allocation of the purchase price will be determined after completion of a final analysis to determine the fair values of FleetBoston’s tangible, and identifiable intangible assets and liabilities and final decisions regarding integration activities.

(Dollars in millions)
Purchase price
FleetBoston common stock exchanged (in thousands)	1,068,335
Exchange ratio	0.5553

Total shares of the Corporation’s common stock exchanged (in thousands)	593,246
Purchase price per share of the Corporation’s common stock(1)	$76.88

Total value of the Corporation’s common stock exchanged		$45,609
FleetBoston preferred stock converted to the Corporation’s preferred stock		271
Fair value of outstanding stock options, direct acquisition costs and the effect of FleetBoston shares already owned by the Corporation		1,354

Total purchase price		$47,234
Estimated fair value of net assets acquired		14,161

Estimated goodwill resulting from the Merger		$33,073

(1)	The value of the shares of common stock exchanged with FleetBoston shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, October 27, 2003, the date of the Merger Agreement.

Note 3—Trading Account Assets and Liabilities

The Corporation engages in a variety of trading–related activities that are either for clients or its own account.

The fair values of the components of trading account assets and liabilities at March 31, 2004 and December 31, 2003 were:

(Dollars in millions)	March 31 2004	December 31 2003
Trading account assets
U.S. government and agency securities	$20,272	$16,073
Corporate securities, trading loans, and other	26,534	25,647
Equity securities	11,310	11,445
Mortgage trading loans and asset-backed securities	10,102	8,221
Foreign sovereign debt	6,786	7,161

Total	$75,004	$68,547

Trading account liabilities
U.S. government and agency securities	$9,506	$7,304
Equity securities	8,687	8,863
Corporate securities, trading loans, and other	6,126	5,379
Foreign sovereign debt	2,986	5,276
Mortgage trading loans and asset-backed securities	97	22

Total	$27,402	$26,844

Note 4—Derivatives

Credit risk associated with derivatives is measured as the fair value should the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts assuming no recoveries of underlying collateral. A detailed discussion of derivative trading activities and the ALM process is presented in Note 6 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

The following table presents the contract/notional and credit risk amounts at March 31, 2004 and December 31, 2003 of the Corporation’s derivative positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements. The Corporation held $21.3 billion of collateral on derivative positions, of which $15.8 billion could be applied against credit risk at March 31, 2004.

Derivatives (1)

	March 31, 2004		December 31, 2003
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$9,285,606	$16,184	$8,873,600	$14,893
Futures and forwards	2,415,153	182	2,437,907	633
Written options	845,388	—	1,174,014	—
Purchased options	996,542	3,556	1,132,486	3,471
Foreign exchange contracts
Swaps	262,394	4,428	260,210	4,473
Spot, futures and forwards	926,894	2,926	775,105	4,202
Written options	154,124	—	138,474	—
Purchased options	146,445	455	133,512	669
Equity contracts
Swaps	25,280	438	30,850	364
Futures and forwards	4,162	—	3,234	—
Written options	26,695	—	25,794	—
Purchased options	25,409	5,552	24,119	5,370
Commodity contracts
Swaps	12,776	1,964	15,491	1,554
Futures and forwards	6,016	—	5,726	—
Written options	9,228	—	11,695	—
Purchased options	5,323	386	7,223	294
Credit derivatives	167,109	417	136,788	584

Total derivative assets		$36,488		$36,507

(1)	Includes both long and short derivative positions.

The average fair value of derivative assets for the three months ended March 31, 2004 and 2003 was $37.0 billion and $35.2 billion, respectively. The average fair value of derivative liabilities for the three months ended March 31, 2004 and 2003 was $25.1 billion and $23.6 billion, respectively.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. The Corporation also uses these contracts to protect against changes in the cash flows of its variable-rate assets and liabilities, and anticipated transactions. During the next 12 months, net gains on derivative instruments included in accumulated OCI, of approximately $295 million (pre-tax) are expected to be reclassified into earnings. These net gains reclassified into earnings are expected to increase income or decrease expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s hedging activities for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Fair value hedges(1)
Hedge ineffectiveness recognized in earnings	$2	$—
Net gain (loss) excluded from assessment of effectiveness	(4)	(79)

Cash flow hedges
Hedge ineffectiveness recognized in earnings(2)	49	15
Net gain excluded from assessment of effectiveness	—	—

Net investment hedges
Losses included in foreign currency translation adjustments within Accumulated other comprehensive income	(2)	(41)

(1)	Included in interest income in the Consolidated Statement of Income.
(2)	Included in Mortgage banking income in the Consolidated Statement of Income.

Note 5—Outstanding Loans and Leases, and Allowance for Credit Losses

Outstanding loans and leases at March 31, 2004 and December 31, 2003 were:

(Dollars in millions)	March 31 2004	December 31 2003
Commercial - domestic	$96,148	$96,644
Commercial - foreign	14,513	15,293
Commercial real estate - domestic	19,545	19,043
Commercial real estate - foreign	317	324

Total commercial(1)	130,523	131,304

Residential mortgage	142,755	140,513
Home equity lines	24,946	23,859
Direct/Indirect consumer	34,451	33,415
Consumer finance	5,202	5,589
Credit card	36,087	34,814
Foreign consumer	2,004	1,969

Total consumer(2)	245,445	240,159

Total	$375,968	$371,463

(1)	Includes lease financing of $9,291 and $9,692 at March 31, 2004 and December 31, 2003, respectively.
(2)	Includes lease financing of $1,274 and $1,684 at March 31, 2004 and December 31, 2003, respectively.

The following table presents the recorded investment in specific loans, without consideration to the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at March 31, 2004 and December 31, 2003. SFAS 114 impairment includes performing troubled debt restructurings, and excludes all commercial leases.

(Dollars in millions)	March 31 2004	December 31 2003
Commercial - domestic	$1,239	$1,404
Commercial - foreign	333	581
Commercial real estate - domestic	113	151
Commercial real estate - foreign	2	2

Total impaired loans	$1,687	$2,138

At March 31, 2004 and December 31, 2003, nonperforming loans and leases, including impaired loans, totaled $2.4 billion and $2.9 billion, respectively. In addition, included in Other assets was $82 million and $202 million of nonperforming assets at March 31, 2004 and December 31, 2003, respectively. Foreclosed properties amounted to $131 million and $148 million at March 31, 2004 and December 31, 2003, respectively.

The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Allowance for loan and lease losses, January 1	$6,163	$6,358

Loans and leases charged off	(893)	(984)
Recoveries of loans and leases previously charged off	173	151

Net charge-offs	(720)	(833)

Provision for loan and lease losses	639	894
Other, net	(2)	2

Allowance for loan and lease losses, March 31	$6,080	$6,421

Reserve for unfunded lending commitments, January 1	$416	$493
Provision for unfunded lending commitments	(15)	(61)

Reserve for unfunded lending commitments, March 31	$401	$432

Total	$6,481	$6,853

Note 6—Special Purpose Financing Entities

Securitizations

The Corporation securitizes assets and may retain a portion or all of the securities, subordinated tranches, interest-only strips and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Those assets may be serviced by the Corporation or by third parties to whom the servicing has been sold.

Variable Interest Entities

In December 2003, the FASB issued FIN 46R that addresses VIEs. FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The Corporation adopted FIN 46 early in July 2003 and adopted FIN 46R as of March 31, 2004. As a result of the adoption of FIN 46R, there was no material impact on the Corporation’s results of operations or financial condition. At March 31, 2004, the consolidated assets and liabilities of one multi-seller asset-backed commercial paper conduit were reflected in Available-for-sale debt securities, Other assets, and Commercial paper and other short-term borrowings in the Global Corporate and Investment Banking business segment. At March 31, 2004, the Corporation held $5.1 billion of assets of this entity while the Corporation’s maximum loss exposure associated with this entity including unfunded lending commitments was approximately $5.6 billion.

Additionally, the Corporation had significant involvement with other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns, or both. These entities facilitate client transactions, and the Corporation typically functions as administrator for these entities and provides either liquidity and letters of credit or derivatives to the VIE. The Corporation typically obtains variable interests in these types of entities at the inception of the transaction. Total assets of these entities at March 31, 2004 and December 31, 2003 were approximately $33.7 billion and $36.9 billion, respectively; revenues associated with administration, liquidity, letters of credit and other services were approximately $49 million and $50 million for the three months ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, the Corporation’s maximum loss exposure associated with these VIEs was approximately $29.4 billion and $28.7 billion, respectively, which is net of amounts syndicated.

Additionally, the Corporation had contractual relationships with other VIEs that engaged in leasing or lending activities and were consolidated by the Corporation prior to FIN 46. The amount of assets of these entities at March 31, 2004 and December 31, 2003 was $2.0 billion and $1.5 billion, respectively, and the Corporation’s maximum loss exposure was $1.7 billion and $1.3 billion, respectively.

Management does not believe losses resulting from its involvement with the entities discussed above will be material. See Notes 1 and 9 of the Corporation’s 2003 Annual Report for additional discussion of special purpose financing entities.

Note 7—Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those recorded on the Corporation’s balance sheet. For additional information on commitments and contingencies, see Note 13 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $11.0 billion and $10.4 billion at March 31, 2004 and December 31, 2003, respectively.

(Dollars in millions)	March 31 2004	December 31 2003
Loan commitments(1)	$218,080	$211,781
Standby letters of credit and financial guarantees	29,968	31,150
Commercial letters of credit	3,050	3,260

Legally binding commitments	251,098	246,191
Credit card lines	97,013	93,771

Total	$348,111	$339,962

(1)	Equity commitments of $1,575 and $1,678 related to obligations to fund existing equity investments were included in loan commitments at March 31, 2004 and December 31, 2003.

Other Commitments

When-issued securities are commitments to purchase or sell securities during the time period between the announcement of a securities offering and the issuance of those securities. Changes in market price between commitment date and issuance are reflected in trading account profits. At March 31, 2004, the Corporation had commitments to purchase and sell when-issued securities of $206.2 billion and $217.3 billion, respectively. At December 31, 2003, the Corporation had commitments to purchase and sell when-issued securities of $155.5 billion and $145.8 billion, respectively.

Interest rate lock commitments associated with mortgages are commitments to extend credit at a specified interest rate and are recorded as derivatives at fair value with changes in fair value recorded in the Consolidated Statement of Income.

At March 31, 2004 and December 31, 2003, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $13.4 billion and $13.7 billion, respectively, were not included in credit card line commitments in the previous table. The outstandings related to these charge cards were $251 million and $233 million, respectively.

At March 31, 2004, the Corporation had forward whole mortgage loan purchase commitments of $3.7 billion, of which $1.7 billion settled in April 2004, and $1.5 billion and $500 million will be settled in May and June 2004, respectively. At December 31, 2003, the Corporation had forward whole mortgage loan purchase commitments of $4.6 billion, all of which were settled in January and February 2004. At March 31, 2004 and December 31, 2003, the Corporation had no forward whole mortgage loan sale commitments. For further discussion on the ALM process, see Interest Rate Risk Management beginning on page 55.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of ERISA-governed pension plans such as 401(k) plans, 457 plans, etc. At March 31, 2004 and December 31, 2003, the notional amount of these guarantees totaled $24.0 billion and $24.9 billion, respectively, with estimated maturity dates between 2005 and 2033. As of March 31, 2004 and December 31, 2003, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. At March 31, 2004 and December 31, 2003, the notional amount of these guarantees totaled $9.2 billion and $7.4 billion, respectively; however, at March 31, 2004 and December 31, 2003, the Corporation had not made a payment under these products, and management believes that the probability of payments under these guarantees is remote. These guarantees have various maturities ranging from 2005 to 2010.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $1.4 billion and $1.3 billion at March 31, 2004 and December 31, 2003, respectively. The estimated maturity dates of these obligations are between 2004 and 2025. At March 31, 2004 and December 31, 2003, the Corporation had made no material payments under these products.

For additional information on recourse obligations related to mortgage loans sold and other guarantees related to securitizations, see Note 13 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Litigation and Regulatory Matters

The following disclosure supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Current Reports on Form 8-K filed since December 31, 2003.

Parmalat Finanziera SpA and its related entities (Parmalat)

On March 24, 2004, the Court of Milan, Italy rejected the Public Prosecutor’s Office of the Court of Milan, Italy’s request for an accelerated trial with respect to the Corporation for administrative liability arising out of the actions of several of the Bank’s former employees who allegedly committed illegal acts relating to Parmalat.

On March 25, 2004, the Public Prosecutor’s office filed notice of its intention to proceed with criminal charges against three former employees, Antonio Luzi, Luis Moncada, and Luca Sala, and with related charges for administrative liability against the Corporation in accordance with the normal rules of criminal procedure.

Mutual Fund Operations

The Corporation is continuing to respond to inquiries from federal and state banking, regulatory and law enforcement agencies concerning the mutual fund-related matters.

The lawsuits filed to date include putative class actions purportedly brought on behalf of shareholders in Nations Funds mutual funds, derivative actions brought on behalf of one or more Nations Funds mutual funds by Nations Funds shareholders, putative ERISA class actions brought on behalf of participants in the Corporation’s 401(k) plan, derivative actions brought against the Corporation’s directors on behalf of the Corporation by shareholders in the Corporation, derivative actions brought on behalf of third-party mutual funds by shareholders in those funds alleging the Corporation facilitated improper trading in those funds, and a private attorney general action brought under California law.

On February 20, 2004, the Judicial Panel on Multidistrict Litigation ordered that all actions pending in federal court with respect to alleged late trading or market timing in mutual funds be transferred to the United States District Court for the District of Maryland for coordinated pretrial proceedings.

On April 5, 2004, the New York Attorney General (the NYAG) unsealed an indictment against Theodore C. Siphol, III, a former employee of Banc of America Securities, LLC (BAS), a subsidiary of the Corporation. The indictment accuses Mr. Siphol of two counts of schemes to defraud, two counts of securities fraud, multiple counts of grand larceny, and multiple counts of falsifying business records in connection with alleged “late trading” by Canary Capital Partners, LLC, et al. of shares of Nations Funds and other mutual funds.

Paul J. Miller v. Bank of America, N.A.

Plaintiff filed a motion to preliminarily enjoin the Bank from continuing to engage in the practices at issue. The motion in the trial court remains pending.

D.E. Shaw Litigation

The D.E. Shaw class action settlement was consummated on April 16, 2004 and is now final in accordance with its terms.

FleetBoston Matters

The following matters have been previously reported by FleetBoston, which merged with and into the Corporation on April 1, 2004. The following disclosure supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. See Note 2 for more information on the Merger.

In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome, timing or impact of pending matters will be; however, based on current knowledge, management does not believe that liabilities, if any, arising from pending litigation or regulatory matters, including the litigation and regulatory matters described below, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, but may be material to the Corporation’s operating results for any particular quarter.

Mutual Fund Operations

On February 24, 2004, the Securities and Exchange Commission (SEC) filed a civil action in the United States District Court for the District of Massachusetts against two FleetBoston subsidiaries, Columbia Management Advisors, Inc. and Columbia Funds Distributor, Inc. (the Columbia Subsidiaries), alleging that the Columbia Subsidiaries allowed certain customers to engage in short-term or excessive trading without disclosing this fact in the relevant fund prospectuses. The complaint alleged violations of federal securities laws and requested injunctive and monetary relief. A similar action was filed the same day in New York state court by the NYAG, claiming relief under New York state statutes.

On March 15, 2004, FleetBoston and its subsidiaries reached a settlement in principle with the NYAG and the SEC, agreeing, without admitting or denying wrongdoing, to (1) pay $70 million in disgorgement and $70 million in civil penalties; (2) the issuance of an order requiring the Columbia Subsidiaries to cease and desist from violations of the antifraud and other provisions of the federal securities laws, as well as the implementation of enhanced governance and compliance procedures; and (3) retain an independent consultant to review the Columbia Subsidiaries’ compliance, control and other policies and procedures. In addition, the agreement with the NYAG provides for reduction of mutual fund management fees of the Columbia funds by $80 million over five years.

FleetBoston is continuing to respond to inquiries from federal and state banking, regulatory and law enforcement agencies concerning the mutual fund-related matters.

Separately, putative class actions on behalf of persons who purchased or sold securities in Columbia funds during specified periods of time, derivative actions on behalf of various Columbia funds and trusts, and an individual Columbia fund shareholder action have been filed in the United States District Court for the District of Massachusetts and United States District Court for the Southern District of New York, alleging, among other things, violations of federal securities laws, the Investment Company Act of 1940, the Investment Advisors Act of 1940 and breaches of fiduciary duty in relation to alleged market timing in mutual funds. These actions have been noticed to the Judicial Panel on Multidistrict Litigation as related to those actions that have been transferred to the United States District Court for the District of Maryland for coordinated pretrial proceedings.

In Re Initial Public Offering Securities Litigation

Beginning in 2001, Robertson Stephens, Inc. (Robertson Stephens), an investment banking subsidiary of FleetBoston that ceased operations during 2002, and many other underwriters, as well as various issuers and their officers and directors, were named as defendants in purported class action lawsuits alleging violations of federal securities laws in connection with the underwriting of initial public offerings (IPOs). Robertson Stephens was named in many of the 309 purported class actions that have been consolidated in the United States District Court for the Southern District of New York. (BAS is also named as a defendant in some of the purported class actions.) The plaintiffs contend that the defendants violated the federal securities laws by failing to make certain required disclosures in prospectuses, by manipulating the prices of IPO securities in the aftermarkets through, among other things, alleged agreements with institutional investors receiving allocations to purchase additional shares in the aftermarket, and by disseminating false and misleading analyst reports. Robertson Stephens and other lead underwriters also have been named as defendants in class action lawsuits under the antitrust laws alleging that the underwriters conspired to manipulate the aftermarkets for the IPO securities and to extract anticompetitive fees in connection with the IPOs. Those antitrust lawsuits have been dismissed by the United States District Court for the Southern District of New York. Plaintiffs have appealed that decision.

Argentina Corralito Litigation and Related Matters

In December 2001, the Argentine government issued an order imposing limitations on the ability of FleetBoston bank customers in Argentina to withdraw funds from their deposit accounts in Argentine banks (the corralito). Since the corralito was issued, a large number of customers of FleetBoston Argentine operations (BankBoston Argentina) have filed complaints in a number of Argentine federal and provincial courts against BankBoston Argentina seeking to invalidate the corralito on constitutional grounds and withdraw their funds. The Argentine federal and provincial courts have ordered many of these deposits to be paid out at original dollar value during 2002, 2003, and the first quarter of 2004, resulting in losses for FleetBoston of approximately $363 million.

Fleet Specialist, Inc.

On March 30, 2004, Fleet Specialist and certain other specialist firms entered into agreements with the SEC and the New York Stock Exchange (the NYSE) to settle charges that the firms violated certain federal securities laws and NYSE rules in the course of their specialist trading activity. The settlement, which involves no admission or denial of wrongdoing, includes disgorgement and civil penalties for Fleet Specialist totaling approximately $59.1 million, a censure, cease and desist order, and certain undertakings, including the retention of an independent consultant to review compliance systems, policies, and procedures. The settlement does not resolve any potential regulatory charges against individuals. Separately, putative class action complaints have been filed in the United States District Court for the Southern District of New York against Fleet Specialist, FleetBoston, and other specialist firms (and their parent companies) on behalf of investors who traded stock on the NYSE between 1998 and 2003 and were allegedly disadvantaged by the improper practices of the specialist firms. Also, a putative class action complaint has been filed in California state court against certain specialist firms and individuals, including Fleet Specialist and certain of its officers, alleging violation of California state law in connection with the same alleged practices. The settlement with the SEC and NYSE, described above, does not resolve the putative class actions, although a portion of the payment is expected to be allocated to restitution for allegedly disadvantaged customers.

Note 8 - Shareholders’ Equity and Earnings Per Common Share

The change in Accumulated OCI includes pre-tax net unrealized losses related to available-for-sale debt and marketable equity securities, foreign currency translation adjustments, derivatives and other of $317 million and $1.4 billion for the three months ended March 31, 2004 and 2003, respectively. The change in Accumulated OCI also includes adjustments for gains (losses) in the Consolidated Statement of Income during the current period that had been included in Accumulated OCI in previous period ends. Pre-tax adjustments for gains included in the Consolidated Statement of Income for the three months ended March 31, 2004 and 2003 were $584 million and $130 million, respectively. The adjusted pre-tax net unrealized losses in Accumulated OCI was $901 million with a related income tax benefit of $306 million for the three months ended March 31, 2004 compared to $1.5 billion and $379 million, respectively, for the same period in 2003.

The Corporation has, from time to time, sold put options on its common stock to independent third parties. The put option program was designed to partially offset the cost of share repurchases. For additional information on the put option program, see Note 14 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2004 and 2003 is presented below.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2004	2003
Earnings per common share
Net income	$2,681	$2,424
Preferred stock dividends	(1)	(1)

Net income available to common shareholders	$2,680	$2,423

Average common shares issued and outstanding	1,440,153	1,499,405

Earnings per common share	$1.86	$1.62

Diluted earnings per common share
Net income available to common shareholders	$2,680	$2,423
Preferred stock dividends	1	1

Net income available to common shareholders and assumed conversions	$2,681	$2,424

Average common shares issued and outstanding	1,440,153	1,499,405
Dilutive potential common shares (1, 2)	26,548	26,883

Total diluted average common shares issued and outstanding	1,466,701	1,526,288

Diluted earnings per common share	$1.83	$1.59

(1)	For the three months ended March 31, 2004 and 2003, average options to purchase 20 million and 35 million shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive.
(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units and stock options.

Note 9 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory, nonqualified pension plans and postretirement health and life plans. A detailed discussion of these plans is provided in Note 16 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Net periodic benefit cost for the three months ended March 31, 2004 and 2003, included the following components:

	Qualified Pension Plan		Nonqualified Pension Plans		Postretirement Health and Life Plans
	Three Months Ended March 31		Three Months Ended March 31		Three Months Ended March 31
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$54	$49	$7	$6	$3	$3
Interest cost	130	129	11	9	17	17
Expected return on plan assets	(190)	(184)	—	—	(3)	(4)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost	14	14	1	1	—	1
Recognized net actuarial loss	20	12	5	1	22	22

Net periodic benefit cost	$28	$20	$24	$17	$47	$47

Contributions

The Corporation previously disclosed that it expected to contribute at least a combined $87 million to its Qualified Pension Plan, Nonqualified Pension Plans and Postretirement Health and Life Plans in 2004. At March 31, 2004, this estimate has not changed. At March 31, 2004, the Corporation had contributed $22 million to these plans.

Note 10 – Business Segment Information

The Corporation reports the results of its operations through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Certain operating segments have been aggregated into a single business segment. The Corporation may periodically reclassify business segment results based on modifications to its management reporting and profitability measurement methodologies and changes in organizational alignment.

Consumer and Commercial Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels. The segment also includes commercial lending and treasury management services primarily to middle market companies with annual revenue between $10 million and $500 million. Asset Management offers investment, fiduciary and comprehensive banking and credit expertise; asset management services to institutional clients, high-net-worth individuals and retail customers; and investment, securities and financial planning services to affluent and high-net-worth individuals. Global Corporate and Investment Banking provides capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for our corporate, commercial and institutional clients as well as traditional bank deposit and loan products, cash management and payment services to large corporations and institutional clients. Equity Investments includes Principal Investing, which is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages, from start-up to buyout.

Corporate Other consists primarily of noninterest income (primarily from the sale of debt securities and whole loan mortgages) and noninterest expense associated with the ALM process and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Total revenue includes net interest income on a fully taxable-equivalent basis and noninterest income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income also reflects an allocation of net interest income generated by assets and liabilities used in the Corporation’s ALM process. The business segments’ Provision for credit losses is based on the corporate method.

Certain expenses not directly attributable to a specific business segment are allocated to the segments based on pre-determined means. The most significant of these expenses include data processing and item processing costs. Data processing costs are allocated to the segments based on equipment usage. Additionally, item processing costs are allocated to the segments based on the volume of items processed for each segment.

The following table presents results of operations, selected performance ratios and selected average balance sheet categories for the three months ended March 31, 2004 and 2003 for each business segment.

Business Segment Summary

For the three months ended March 31

	Total Corporation		Consumer and Commercial Banking (1)		Asset Management (1)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$5,970	$5,361	$4,534	$3,761	$214	$179
Noninterest income	3,717	3,693	2,095	2,300	455	407

Total revenue	9,687	9,054	6,629	6,061	669	586
Provision for credit losses	624	833	429	488	7	(4)
Gains on sales of debt securities	495	273	1	9	—	—
Amortization of intangibles	54	54	44	44	1	1
Other noninterest expense	5,363	4,671	3,225	2,981	581	375

Income before income taxes	4,141	3,769	2,932	2,557	80	214
Income tax expense	1,460	1,345	1,078	953	27	75

Net income	$2,681	$2,424	$1,854	$1,604	$53	$139

Shareholder value added	$1,405	$1,140	$1,269	$1,111	$(27)	$67
Net interest yield (fully taxable-equivalent basis)	3.22%	3.52%	4.88%	4.74%	3.37%	3.09%
Return on average equity	22.16	19.92	32.38	32.87	7.18	20.93
Efficiency ratio (fully taxable-equivalent basis)	55.92	52.18	49.31	49.91	87.02	64.13
Average:
Total loans and leases	$374,077	$345,662	$197,681	$186,706	$24,430	$22,706
Total assets	849,625	713,780	396,683	344,438	27,439	25,186
Total deposits	425,075	385,760	326,485	295,504	14,925	13,030
Common equity/Allocated equity	48,632	49,343	23,028	19,785	2,966	2,688

For the three months ended March 31

	Global Corporate and Investment Banking (1)		Equity Investments (1)		Corporate Other
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$1,127	$1,254	$(35)	$(37)	$130	$204
Noninterest income	1,143	1,065	17	(70)	7	(9)

Total revenue	2,270	2,319	(18)	(107)	137	195
Provision for credit losses	(23)	272	—	1	211	76
Gains (losses) on sales of debt securities	(7)	(14)	—	—	501	278
Amortization of intangibles	7	7	1	1	1	1
Other noninterest expense	1,564	1,325	28	24	(35)	(34)

Income before income taxes	715	701	(47)	(133)	461	430
Income tax expense (benefit)	252	241	(17)	(48)	120	124

Net income (loss)	$463	$460	$(30)	$(85)	$341	$306

Shareholder value added	$225	$173	$(86)	$(142)	$24	$(69)
Net interest yield (fully taxable-equivalent basis)	1.64%	2.23%	n/m	n/m	n/m	n/m
Return on average equity	20.87	17.20	(5.68)%	(16.48)%	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	69.22	57.43	n/m	n/m	n/m	n/m
Average:
Total loans and leases	$40,785	$56,543	$87	$434	$111,094	$79,273
Total assets	323,673	273,477	6,182	6,115	95,648	64,564
Total deposits	69,186	67,315	—	—	14,479	9,911
Common equity/Allocated equity (2)	8,917	10,855	2,093	2,103	11,628	13,912

n/m = not meaningful

(1)	There were no material intersegment revenues among the segments.
(2)	Equity in Corporate Other represents equity of the Corporation not allocated to the business segments.

Reconciliations of the four business segments’ revenue and net income to consolidated totals follow:

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Segments’ revenue	$9,550	$8,859
Adjustments:
Revenue associated with unassigned capital	105	164
ALM activities (1)	(18)	163
Liquidating businesses	84	110
Fully taxable-equivalent basis adjustment	(169)	(152)
Other	(34)	(242)

Consolidated revenue	$9,518	$8,902

Segments’ net income	$2,340	$2,118
Adjustments, net of taxes:
Earnings associated with unassigned capital	71	110
ALM activities (1, 2)	313	294
Liquidating businesses	(31)	5
Other	(12)	(103)

Consolidated net income	$2,681	$2,424

(1)	Includes whole mortgage loan sale gains for the three months ended March 31, 2003.
(2)	Includes Gains on sales of debt securities of $338 and $186 for the three months ended March 31, 2004 and 2003, respectively.

The adjustments presented in the table above include consolidated income and expense amounts not specifically allocated to individual business segments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Bank of America Corporation and its subsidiaries (the Corporation) Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed in the Corporation’s 2003 Annual Report. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: changes in general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in foreign exchange rates; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments and other similar financial instruments; political conditions and related actions by the United States military abroad which may adversely affect the Corporation’s businesses and economic conditions as a whole; liabilities resulting from litigation and regulatory investigations, including costs, expenses, settlements and judgments; changes in domestic or foreign tax laws, rules and regulations as well as Internal Revenue Service (IRS) or other governmental agencies’ interpretations thereof; various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of Currency, the Federal Deposit Insurance Corporation and state regulators; competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; mergers and acquisitions and their integration into the Corporation; decisions to downsize, sell or close units or otherwise change the business mix of the Corporation; and management’s ability to manage these and other risks.

The Corporation, headquartered in Charlotte, North Carolina, operates in 21 states and the District of Columbia and has offices located in 30 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. At March 31, 2004, the Corporation had $816.0 billion in assets and approximately 134,400 full-time equivalent employees. Notes to the consolidated financial statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Performance overview for the three months ended March 31, 2004 compared to the same period in 2003:

Net income totaled $2.7 billion, or $1.83 per diluted common share, 11 percent and 15 percent increases, respectively, from $2.4 billion, or $1.59 per diluted common share. The return on average common shareholders’ equity was 22 percent compared to 20 percent.

Within Consumer and Commercial Banking, customer satisfaction continued to increase, resulting in better retention and increased opportunities to deepen relationships with our customers. Highly satisfied customers, those who rate us a 9 or 10 on a 10- point scale, increased 11 percent. This equates to an increase of 1.4 million customers being highly satisfied with their banking experience.

Our active online banking customers reached 8.1 million, a 55 percent increase. Forty-seven percent of consumer households that hold checking accounts use online banking. Active bill pay customers increased 79 percent to 3.7 million. Active bill pay users paid $16.3 billion of bills compared to $9.6 billion.

Debit card purchase volumes grew 26 percent while consumer credit card purchases increased 24 percent. Total managed card revenue, including interest income, increased 23 percent. Average managed consumer credit card receivables grew 26 percent due to new account growth from direct marketing programs and the branch network.

Within Asset Management, total assets under management increased 14 percent to $337.2 billion at March 31, 2004 led by Marsico Capital Management, LLC’s (Marsico) assets under management, which increased to $33.2 billion at March 31, 2004 compared to $16.5 billion at March 31, 2003.

Global Corporate and Investment Banking gained market share in areas such as high-yield debt and leveraged loans during the quarter. Continued improvements in credit quality in our large corporate portfolio drove the $295 million, or 108 percent, decrease in provision for credit losses in Global Corporate and Investment Banking. Net charge-offs in the large corporate portfolio continued at their recent low levels, decreasing 65 percent from a year ago. In addition, large corporate nonperforming assets dropped $309 million, or 24 percent from year-end levels.

Financial highlights for the three months ended March 31, 2004 compared to the same period in 2003:

Net interest income on a fully taxable-equivalent basis increased $609 million to $6.0 billion. This increase was driven by higher asset and liability management (ALM) portfolio levels (consisting of securities and whole loan mortgages), higher consumer and middle market commercial loan levels, one more day of activity and higher core deposit funding levels. Partially offsetting these increases were reductions in the large corporate and foreign loan balances, and the continued runoff of previously exited consumer businesses, lower mortgage warehouse levels and a decrease in the contribution of trading-related instruments. The net interest yield on a fully taxable-equivalent basis declined 30 basis points (bps) to 3.22 percent due to the negative impact of increases in lower-yielding trading-related assets and our ALM portfolio repositioning partially offset by higher levels of higher-yielding consumer loans.

Noninterest income increased $24 million to $3.7 billion, due to increases in (i) Equity investment gains of $201 million due to higher cash gains on both Principal Investing and Parent Company investments, (ii) Card income of $114 million due to increased fees and interchange income, (iii) Investment and brokerage services of $74 million due to higher volumes related to increased market activity and (iv) Service charges of $62 million caused by account growth and seasonality; offset by decreases in (i) Mortgage banking income of $196 million caused by a decrease in the sales of loans to the secondary market, (ii) Other income of $146 million related to the reduction of whole loan sale gains during the quarter and (iii) trading account profits of $111 million driven by the increase in the writedown of our mortgage banking assets as compared to a year ago.

Gains on sales of debt securities were $495 million and $273 million, respectively, as we continued to reposition the ALM portfolio in response to interest rate fluctuations.

The provision for credit losses declined $209 million to $624 million driven by a reduction in the provision for the large corporate portfolio of $295 million partially offset by an increase in the provision for credit losses in the held consumer credit card loan portfolio of $87 million, primarily a function of growth and continued seasoning in the portfolio. Nonperforming assets decreased $2.5 billion to $2.5 billion, or 0.66 percent of loans, leases and foreclosed properties at March 31, 2004 compared to 1.46 percent at March 31, 2003. This decline was driven by reduced levels of inflows to nonperforming assets, loan sales, increased returns to performing status and charge-offs. The decrease in nonperforming assets was concentrated in the commercial portfolio.

Noninterest expense increased $692 million, driven by higher Personnel costs of $303 million and increased Other general operating expenses of $278 million. Higher Personnel costs resulted from increased revenue-related incentives of $108 million and higher costs of employee benefits of $93 million. The increase in Other general operating expenses was related to the $375 million mutual fund settlement entered into during the quarter. This settlement amount was offset by a $90 million reserve to produce a net settlement expense of $285 million. This net settlement expense was divided equally between Asset Management and Global Corporate and Investment Banking for management reporting purposes. The financial impact was approximately $0.16 per diluted common share in the first quarter. As part of the mutual fund settlement, we agreed to reduce future fees by $16 million per year for five years for a total of $80 million. For more information on the mutual fund settlement see Note 7 of the consolidated financial statements.

Income tax expense was $1.3 billion reflecting an estimated effective tax rate of 32.5 percent compared to $1.2 billion and 33.0 percent, respectively.

On April 1, 2004, we completed our merger with FleetBoston Financial Corporation (FleetBoston) (the Merger) after obtaining final shareholder and regulatory approvals. FleetBoston is a diversified financial services company providing a comprehensive array of financial solutions to customers both domestically and internationally. We expect the Merger to create a banking institution with a truly national scope, with an increased presence in America’s growth and wealth markets and leading market shares throughout the Northeast, Southeast, Southwest, Midwest and West regions of the United States. For more information on the Merger see Note 2 of the consolidated financial statements.

Table 1

Selected Quarterly Financial Data (1)

	2004 Quarter	2003 Quarters
(Dollars in millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$5,801	$5,586	$5,304	$5,365	$5,209
Noninterest income	3,717	4,049	4,446	4,262	3,693
Total revenue	9,518	9,635	9,750	9,627	8,902
Provision for credit losses	624	583	651	772	833
Gains on sales of debt securities	495	139	233	296	273
Noninterest expense	5,417	5,288	5,077	5,065	4,725
Income before income taxes	3,972	3,903	4,255	4,086	3,617
Income tax expense	1,291	1,177	1,333	1,348	1,193
Net income	2,681	2,726	2,922	2,738	2,424
Average common shares issued and outstanding (in thousands)	1,440,153	1,463,247	1,490,103	1,494,094	1,499,405
Average diluted common shares issued and outstanding (in thousands)	1,466,701	1,489,481	1,519,641	1,523,306	1,526,288

Performance ratios
Return on average assets	1.27%	1.39%	1.48%	1.42%	1.38%
Return on average common shareholders’ equity	22.16	22.42	23.74	21.86	19.92
Total equity to total assets (period end)	5.98	6.52	6.84	6.63	7.36
Total average equity to total average assets	5.73	6.19	6.22	6.49	6.92
Dividend payout	43.21	42.70	40.85	35.06	39.64

Per common share data
Earnings	$1.86	$1.86	$1.96	$1.83	$1.62
Diluted earnings	1.83	1.83	1.92	1.80	1.59
Dividends paid	0.80	0.80	0.80	0.64	0.64
Book value	33.71	33.26	33.83	34.06	33.38

Average balance sheet
Total loans and leases	$374,077	$371,071	$357,288	$350,279	$345,662
Total assets	849,625	780,534	786,153	775,084	713,780
Total deposits	425,075	418,840	414,569	405,307	385,760
Long-term debt (2)	78,852	70,596	66,788	68,927	67,399
Common shareholders’ equity	48,632	48,238	48,816	50,212	49,343
Total shareholders’ equity	48,686	48,293	48,871	50,269	49,400

Capital ratios (period end)
Risk-based capital:
Tier 1	7.73%	7.85%	8.25%	8.08%	8.20%
Total	11.46	11.87	12.17	11.95	12.29
Leverage	5.43	5.73	5.95	5.92	6.24

Market price per share of common stock
Closing	$80.98	$80.43	$78.04	$79.03	$66.84
High closing	82.76	82.50	83.53	79.89	72.48
Low closing	78.30	72.85	74.87	68.00	65.63

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.
(2)	Includes long-term debt related to trust preferred securities (Trust Securities).

Supplemental Financial Data

        In managing our business, we use certain performance measures and ratios not defined in accounting principles generally accepted in the United States (GAAP), including shareholder value added (SVA). We also calculate certain measures, such as net interest income, core net interest income, net interest yield and the efficiency ratio, on a fully taxable-equivalent basis. Other companies may define or calculate supplemental financial data differently. See Tables 2 and 3 for supplemental financial data for the three months ended March 31, 2004 and 2003.

SVA is a key measure of performance not defined by GAAP that is used in managing our growth strategy orientation and strengthening our focus on generating long-term growth and shareholder value. SVA is used in measuring the performance of our different business units and is an integral component for allocating resources. Each business segment has a goal for growth in SVA reflecting the individual segment’s business and customer strategy. Investment resources and initiatives are aligned with these SVA growth goals during the planning and forecasting process. Investment, relationship and profitability models all have SVA as a key measure to support the implementation of SVA growth goals. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. Cash basis earnings is defined as net income adjusted to exclude amortization of intangibles. The charge for the use of capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Equity is allocated to the business segments using a risk-adjusted methodology for each segment’s credit, market and operational risks. The nature of these risks is discussed further beginning on page 41. SVA increased 23 percent to $1.4 billion for the three months ended March 31, 2004 compared to the comparable 2003 period, due to both the $257 million increase in cash basis earnings and the $8 million effect of lower levels of allocated equity. For additional discussion of SVA, see Business Segment Operations beginning on page 30.

We review net interest income on a fully taxable-equivalent basis, which is a performance measure used by management in operating the business that we believe provides investors with a more accurate picture of the interest margin for comparative purposes. In this presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable-equivalent basis is also used in the calculation of the efficiency ratio and the net interest yield. The efficiency ratio, which is calculated by dividing noninterest expense by total revenue, measures how much it costs to produce one dollar of revenue. Net interest income on a fully taxable-equivalent basis is also used in our business segment reporting.

Table 2

Supplemental Financial Data

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Shareholder value added
Net income	$2,681	$2,424
Amortization of intangibles	54	54

Cash basis earnings	2,735	2,478
Capital charge	(1,330)	(1,338)

Shareholder value added	$1,405	$1,140

Fully taxable-equivalent basis data
Net interest income	$5,970	$5,361
Total revenue	9,687	9,054
Net interest yield	3.22%	3.52%
Efficiency ratio	55.92	52.18

Additionally, we review core net interest income, which adjusts reported net interest income on a fully taxable-equivalent basis for the impact of Global Corporate and Investment Banking trading-related activities and loans that we originated and sold into revolving credit card and commercial securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We evaluate our trading results by combining trading-related net interest income with trading account profits, as discussed in Trading-related Revenue on page 29 and in the Global Corporate and Investment Banking business segment section beginning on page 33, as trading strategies are evaluated based on total revenue.

Table 3 below provides a reconciliation of net interest income on a fully taxable-equivalent basis presented in Table 4 to core net interest income for the three months ended March 31, 2004 and 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Table 3

Core Net Interest Income

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Net interest income
As reported (fully taxable-equivalent basis)	$5,970	$5,361
Trading-related net interest income	(577)	(612)
Impact of revolving securitizations	38	98

Core net interest income	$5,431	$4,847

Average earning assets
As reported	$743,711	$613,092
Trading-related earning assets	(218,789)	(158,392)
Impact of revolving securitizations	1,553	4,477

Core average earning assets	$526,475	$459,177

Net interest yield on earning assets
As reported (fully taxable-equivalent basis)	3.22%	3.52%
Impact of trading-related activities	0.90	0.68
Impact of revolving securitizations	0.01	0.04

Core net interest yield on earning assets	4.13%	4.24%

Core net interest income increased $584 million for the three months ended March 31, 2004 from the comparable 2003 period as higher ALM portfolio levels, higher consumer and middle market commercial loan levels, one more day of activity and higher core deposit funding levels were partially offset by reductions in the large corporate and foreign loan balances and the continued runoff of previously exited consumer businesses, and lower mortgage warehouse levels.

Core average earning assets increased $67.3 billion for the three months ended March 31, 2004 from the comparable 2003 period primarily due to higher levels of residential mortgages, credit card loans, and debt securities, partially offset by reductions in the levels of commercial loans.

The core net interest yield decreased 11 bps for the three months ended March 31, 2004 from the comparable 2003 period mainly due to the negative impact of declining rates net of ALM repositioning.

Table 4

Quarterly Average Balances and Interest Rates - Fully Taxable-equivalent Basis

	First Quarter 2004			Fourth Quarter 2003
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$12,268	$48	1.57%	$11,231	$49	1.71%
Federal funds sold and securities purchased under agreements to resell	113,761	434	1.53	96,713	506	2.08
Trading account assets	105,033	1,023	3.90	94,630	927	3.91
Debt securities	99,755	1,223	4.91	59,197	742	5.01
Loans and leases (1):
Commercial - domestic	95,931	1,562	6.55	95,648	1,670	6.93
Commercial - foreign	15,227	139	3.67	16,226	136	3.31
Commercial real estate - domestic	19,491	207	4.27	19,293	207	4.28
Commercial real estate - foreign	324	3	3.63	323	3	3.97

Total commercial	130,973	1,911	5.87	131,490	2,016	6.09

Residential mortgage	141,898	1,960	5.53	142,482	1,931	5.41
Home equity lines	24,379	262	4.31	23,206	255	4.36
Direct/Indirect consumer	34,045	464	5.49	33,422	478	5.67
Consumer finance	5,490	104	7.56	5,798	108	7.38
Credit card	35,303	870	9.92	32,734	810	9.83
Foreign consumer	1,989	16	3.27	1,939	17	3.37

Total consumer	243,104	3,676	6.07	239,581	3,599	5.98

Total loans and leases	374,077	5,587	6.00	371,071	5,615	6.02

Other earning assets	38,817	426	4.41	42,370	388	3.66

Total earning assets (2)	743,711	8,741	4.72	675,212	8,227	4.85

Cash and cash equivalents	23,185			22,974
Other assets, less allowance for loan and lease losses	82,729			82,348

Total assets	$849,625			$780,534

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$26,159	$17	0.27%	$25,494	$19	0.30%
NOW and money market deposit accounts	155,835	321	0.83	155,369	401	1.02
Consumer CDs and IRAs	75,341	567	3.03	73,246	475	2.58
Negotiable CDs, public funds and other time deposits	5,939	74	5.01	6,195	44	2.81

Total domestic interest-bearing deposits	263,274	979	1.50	260,304	939	1.43

Foreign interest-bearing deposits (3):
Banks located in foreign countries	18,954	171	3.62	13,225	177	5.34
Governments and official institutions	4,701	19	1.63	2,654	11	1.58
Time, savings and other	21,054	37	0.71	20,019	51	1.02

Total foreign interest-bearing deposits	44,709	227	2.04	35,898	239	2.65

Total interest-bearing deposits	307,983	1,206	1.57	296,202	1,178	1.58

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	203,398	739	1.46	151,999	537	1.40
Trading account liabilities	34,543	335	3.90	38,298	317	3.28
Long-term debt (4)	78,852	491	2.49	70,596	450	2.55

Total interest-bearing liabilities (2)	624,776	2,771	1.78	557,095	2,482	1.77

Noninterest-bearing sources:
Noninterest-bearing deposits	117,092			122,638
Other liabilities	59,071			52,508
Shareholders’ equity	48,686			48,293

Total liabilities and shareholders’ equity	$849,625			$780,534

Net interest spread			2.94			3.08
Impact of noninterest-bearing sources			0.28			0.31

Net interest income/yield on earning assets		$5,970	3.22%		$5,745	3.39%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $715 in the first quarter of 2004 and $884, $925, $587 and $576 in the fourth, third, second and first quarters of 2003, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $183 in the first quarter of 2004 and $90, $141, $28 and $46 in the fourth, third, second and first quarters of 2003, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 55.
(3)	Primarily consists of time deposits in denominations of $100,000 or more.
(4)	Includes long-term debt related to Trust Securities.

	Third Quarter 2003			Second Quarter 2003			First Quarter 2003
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$10,062	$41	1.63%	$7,888	$39	1.99%	$6,987	$43	2.49%
Federal funds sold and securities purchased under agreements to resell	90,236	479	2.11	70,054	194	1.11	57,873	194	1.35
Trading account assets	96,105	991	4.11	99,129	1,022	4.13	99,085	1,053	4.27
Debt securities	63,423	616	3.89	94,017	1,005	4.28	66,186	769	4.65
Loans and leases (1):
Commercial - domestic	96,086	1,719	7.10	100,721	1,746	6.95	103,663	1,836	7.18
Commercial - foreign	16,885	151	3.55	18,004	170	3.79	18,876	156	3.35
Commercial real estate - domestic	19,681	210	4.23	20,039	218	4.36	19,955	215	4.37
Commercial real estate - foreign	280	3	4.16	305	3	3.95	301	3	3.88

Total commercial	132,932	2,083	6.22	139,069	2,137	6.16	142,795	2,210	6.27

Residential mortgage	130,948	1,656	5.05	120,754	1,703	5.64	113,695	1,582	5.59
Home equity lines	22,539	255	4.48	22,763	263	4.64	23,054	267	4.70
Direct/Indirect consumer	33,278	488	5.82	32,248	495	6.17	31,393	503	6.49
Consumer finance	6,528	121	7.39	7,244	137	7.58	8,012	154	7.76
Credit card	29,113	742	10.11	26,211	690	10.56	24,684	644	10.57
Foreign consumer	1,950	17	3.43	1,990	17	3.47	2,029	17	3.45

Total consumer	224,356	3,279	5.82	211,210	3,305	6.27	202,867	3,167	6.30

Total loans and leases	357,288	5,362	5.97	350,279	5,442	6.23	345,662	5,377	6.29

Other earning assets	60,194	539	3.56	42,133	452	4.30	37,299	441	4.77

Total earning assets (2)	677,308	8,028	4.72	663,500	8,154	4.92	613,092	7,877	5.18

Cash and cash equivalents	22,660			23,203			21,699
Other assets, less allowance for loan and lease losses	86,185			88,381			78,989

Total assets	$786,153			$775,084			$713,780

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$25,285	$20	0.31%	$24,420	$35	0.58%	$22,916	$34	0.59%
NOW and money market deposit accounts	151,424	249	0.65	146,284	295	0.81	142,338	291	0.83
Consumer CDs and IRAs	71,216	872	4.85	69,506	742	4.28	66,937	695	4.21
Negotiable CDs, public funds and other time deposits	7,771	25	1.27	12,912	45	1.41	3,598	16	1.78

Total domestic interest-bearing deposits	255,696	1,166	1.81	253,122	1,117	1.77	235,789	1,036	1.78

Foreign interest-bearing deposits (3):
Banks located in foreign countries	12,273	59	1.90	16,150	87	2.16	14,218	80	2.27
Governments and official institutions	2,032	6	1.21	2,392	8	1.42	1,785	6	1.31
Time, savings and other	18,792	47	1.00	19,209	57	1.18	18,071	61	1.38

Total foreign interest-bearing deposits	33,097	112	1.35	37,751	152	1.61	34,074	147	1.75

Total interest-bearing deposits	288,793	1,278	1.76	290,873	1,269	1.75	269,863	1,183	1.78

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	162,080	447	1.09	152,722	514	1.35	123,041	453	1.49
Trading account liabilities	36,903	345	3.71	38,610	316	3.28	34,858	308	3.58
Long-term debt (4)	66,788	481	2.88	68,927	531	3.08	67,399	572	3.40

Total interest-bearing liabilities (2)	554,564	2,551	1.83	551,132	2,630	1.91	495,161	2,516	2.05

Noninterest-bearing sources:
Noninterest-bearing deposits	125,776			114,434			115,897
Other liabilities	56,942			59,249			53,322
Shareholders’ equity	48,871			50,269			49,400

Total liabilities and shareholders’ equity	$786,153			$775,084			$713,780

Net interest spread			2.89			3.01			3.13
Impact of noninterest-bearing sources			0.33			0.32			0.39

Net interest income/yield on earning assets		$5,477	3.22%		$5,524	3.33%		$5,361	3.52%

Trading-related Revenue

Trading account profits represent the net amount earned from our trading positions, which include trading account assets and liabilities as well as derivative positions and mortgage banking certificates. Trading account profits, as reported in the Consolidated Statement of Income, do not include the net interest income recognized on trading positions or the related funding charge or benefit.

Trading-related revenue, which includes net interest income from trading-related positions and trading account profits in Noninterest income is presented in the following table. Not included are commissions from equity transactions which are recorded in Noninterest income as Investment and brokerage service income, however, we consider these to be an integral component to the overall business trading revenues. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities, and derivative contracts in interest rates, equities, credit, commodities and mortgage banking certificates.

Table 5

Trading-related Revenue(1)

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Net interest income (fully taxable-equivalent basis)	$577	$612
Trading account profits	3	114

Total trading-related revenue	$580	$726

Trading-related revenue by product
Fixed income	$212	$308
Interest rate (fully taxable-equivalent basis)	193	158
Foreign exchange	189	136
Equities(2)	3	121
Commodities	(2)	51

Market-based trading-related revenue	595	774
Credit portfolio hedges(3)	(15)	(48)

Total trading-related revenue	$580	$726

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Equity revenues do not include commissions from equity transactions which were $172 and $140 for the three months ending March 31, 2004 and 2003, respectively.
(3)	Includes credit default swaps used for credit risk management.

Trading-related revenue decreased 20 percent to $580 million for the three months ended March 31, 2004 as compared to a year ago, driven by decreases in both net interest income and trading account profits. The overall decrease was led by a decline in Equities revenue of $118 million, or 98 percent, but after including commissions on equity transactions, the decline was $86 million or 33 percent. The reduction in Equities revenue was driven by net losses on a single retained stock position. Also contributing to the drop was a decrease in revenue from fixed income products of $96 million. This decrease was due to the increase in losses related to the writedown of our Mortgage banking assets from $95 million in the first quarter of 2003 to $275 million in the first quarter of 2004 due to faster prepayment speeds and changes in other assumptions relative to our portfolio and a decrease of $44 million in mortgage-backed securities sales and trading activities partially offset by increased structured finance trading activities of $101 million. Also decreasing during the current quarter were commodities revenues by $53 million from a year ago due to a reduced risk profile and lower customer activity. The decreases were partially offset by a $53 million or 39 percent increase in foreign exchange revenue, which was the result of the market volatility of the dollar and increased customer activity and a $35 million increase in interest rate revenue.

Complex Accounting Estimates and Principles

Our significant accounting principles are described in Note 1 of the Corporation’s 2003 Annual Report and are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Some of our accounting principles require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to complicated transactions to determine the most appropriate treatment. We have established procedures and processes to facilitate making the judgments necessary to estimate the values of our assets and liabilities and to analyze complex transactions to prepare financial statements. For a complete discussion of our more judgmental and complex accounting estimates and principles, see Complex Accounting Estimates and Principles on pages 30 through 32 of the Corporation’s 2003 Annual Report.

See Note 1 of the consolidated financial statements for Recently Issued Accounting Pronouncements.

Business Segment Operations

We provide our customers and clients both traditional banking and nonbanking financial products and services through four business segments: Consumer and Commercial Banking, Asset Management, Global Corporate and Investment Banking and Equity Investments. Descriptions of each business segment and subsegments are disclosed in the Corporation’s 2003 Annual Report on pages 32 through 38.

See Note 10 of the consolidated financial statements for additional business segment information including the allocation of certain expenses, selected financial information for the business segments and reconciliations to consolidated Total revenue and Net income amounts.

Consumer and Commercial Banking

Our Consumer and Commercial Banking strategy is to attract, retain and deepen customer relationships. A critical component of that strategy includes continuously improving customer satisfaction. We believe this focus will help us achieve our goal of being recognized as the best retail bank in America. Customers expressing the highest levels of satisfaction increased 11 percent at March 31, 2004 compared to March 31, 2003. Since first quarter 2003 we have added 1,435,000 net new checking accounts and 1,046,000 net new savings accounts. This growth resulted from the introduction of new products, advancement of our multicultural strategy and strong customer retention. Access to our services through online banking, which saw a 55 percent increase in active online subscribers, our network of domestic banking centers, card products, ATMs, telephone and Internet channels, and our product innovations, such as an expedited mortgage application process and new deposit products, all contributed to success with our customers.

Consumer and Commercial Banking drove our financial results for the three months ended March 31, 2004 as total revenue increased $568 million, or nine percent. Net income rose $250 million, or 16 percent. The increase in net income partially offset by an increase in capital drove a $158 million, or 14 percent, increase in SVA.

Net interest income increased $773 million due to the net results of ALM activities, and overall consumer loan portfolio and deposit growth. Net interest income was positively impacted by the $11.0 billion, or six percent, increase in average loans and leases for the three months ended March 31, 2004, compared to the same period in 2003, driven by a $10.6 billion, or 43 percent, increase in average held credit card outstandings. Average commercial loans increased 4 percent for the three months ended March 31, 2004 compared to a year ago.

Deposit growth also positively impacted net interest income. Higher consumer deposit balances as a result of government tax cuts, higher customer retention and our efforts to add new customers, as evidenced by the increase in net new checking and savings accounts, drove the $31.0 billion, or 10 percent, increase in average deposits for the three months ended March 31, 2004.

Significant Noninterest Income Components

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Service charges	$1,114	$1,053
Mortgage banking income	209	405
Card income	795	681
Trading account profits (losses)	(290)	(121)

Increases in both consumer and corporate service charges led to the $61 million, or six percent, increase in service charge income. Consumer service charges increased $45 million, or six percent, to $813 million due primarily to a $43 million increase in deposit fees and ATM fees associated with growth in new accounts. Corporate service charges increased $16 million, or six percent, to $301 million mainly due to higher levels of letter of credit and bankers’ acceptance fees, and deposit account growth.

First mortgage loan originations decreased $9.0 billion to $23.8 billion for the three months ended March 31, 2004, resulting from lower refinancing levels driven by relatively higher interest rates. First mortgage loan origination volume was composed of approximately $14.1 billion of retail loans and $9.7 billion of wholesale loans for the three months ended March 31, 2004, compared to $22.0 billion and $10.8 billion, respectively, for the three months ended March 31, 2003. Increased mortgage prepayments, resulting from the refinancing boom, led to a $12.0 billion net decrease in the average portfolio of first mortgage loans serviced to $247.0 billion for the three months ended March 31, 2004, compared to a year ago. Increased loan additions drove the increase in loans serviced for investors to $184.1 billion for the three months ended March 31, 2004 compared to $178.2 billion a year ago. A 30 percent decrease in the sales of loans to the secondary market and spread compression drove the $196 million decrease in Mortgage banking income. For the three months ended March 31, 2004 and 2003, loan sales to the secondary market were $16.3 billion and $23.3 billion, respectively.

Trading account profits (losses) primarily represent the net mark-to-market adjustments on mortgage banking assets and related derivative instruments used as an economic hedge on the assets. Impacting trading account profits (losses) for the three months ended March 31, 2004 was a $275 million negative impact on the value of Mortgage banking assets due to changes in servicing prepayment speeds and other servicing model assumptions. The value of Mortgage banking assets decreased to $2.2 billion at March 31, 2004 compared to $2.8 billion at December 31, 2003 due to negative mark-to-market adjustments, and normal paydowns and amortization offset by additions due to loan sales.

Strong debit and credit card performance resulted in a 17 percent increase in card income overall. The increase in debit card income of $24 million, or 11 percent, was due to a 26 percent increase in purchase volumes, as well as growth in active accounts, partially offset by a lower signature interchange rate. Credit card income increased $90 million, or 19 percent, resulting from higher interchange fees of $39 million (driven mainly by a 24 percent increase in credit card purchase volumes), overlimit fees of $18 million, merchant discount fees of $17 million, late fees of $17 million and cash advance fees of $10 million offset by lower excess servicing income of $27 million. Card income included activity from the securitized credit card portfolio of $14 million and $41 million for the three months ended March 31, 2004 and 2003, respectively. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. New advances on previously securitized accounts will be recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet and increasing net interest income and charge-offs, with a corresponding reduction in noninterest income. Average on-balance sheet credit card outstandings increased 43 percent, due to over 4 million new accounts and an increase of $2.9 billion in new advances on previously securitized balances that are recorded on our balance sheet after the revolving period of the securitization. Average managed credit card outstandings, which include securitized credit card loans, increased 26 percent for the three months ended March 31, 2004 due to new account growth from direct marketing programs and the branch network.

On January 23, 2004, the Federal District Court in the Eastern District of New York approved Visa U.S.A.’s previously entered into agreement in principle to settle the class action anti-trust lawsuit filed against it by Wal-Mart and other retailers (the settlement). The after-tax impact of the resulting reduction in interchange fees on net income for the three months ended March 31, 2004 was $22 million. While it is difficult to predict volume and interchange fees, we believe that, on an after-tax basis, the impact of the reduction in interchange fees will likely reduce net income in 2004 by approximately $21 million in both the second and third quarters and $22 million in the fourth quarter.

The decrease in the provision for credit losses of $59 million, or 12 percent relates to a decline in the provision related to commercial loans of $69 million and banking region products of $63 million partially offset by an increase in provision related to the held consumer credit card loan portfolio of $87 million.

Noninterest expense increased $244 million, or eight percent, due to increases in personnel expense of $95 million, data processing costs of $86 million and occupancy expense of $22 million. Personnel expense increased as a result of higher salaries and benefit cost related to fulfillment and sales groups, as well as new store openings.

Asset Management

Asset Management provides wealth and investment management services through three businesses: The Private Bank, which focuses on high-net-worth individuals and families; Banc of America Investments (BAI), providing investment and financial planning services to individuals; and Banc of America Capital Management (BACAP), the asset management group serving the needs of institutional clients, high-net-worth individuals and retail customers. Together, these businesses are focusing on attracting and deepening client relationships, with the ultimate goal of becoming America’s advisor of choice. Our Asset Management strategy is threefold: (i) to continue to expand distribution capabilities to reach key constituencies and markets; (ii) to complete the expansion and rollout of integrated wealth management models to better serve our clients’ financial needs; and (iii) to continue to strengthen and develop our full array of investment management products and services for individuals and institutions. BAI continued to increase the number of financial advisors and ended the current quarter with 1,215 financial advisors, an increase of 25 percent from a year ago. In addition, the Premier Banking and Investments partnership has developed an integrated financial services model and to date has opened 13 wealth centers. The Private Bank successfully completed the rollout of its high-net-worth model to all markets. BACAP has experienced growth in assets under management led by higher market valuations, sales in assets advised by Marsico and sales in the fee-based assets of BACAP’s consulting services group, which provides investment products to the Private Bank and BAI.

Total revenue increased $83 million, or 14 percent, for the three months ended March 31, 2004 although net income decreased 62 percent, due to the impact of the mutual fund settlement, which had a pre-tax effect of approximately $143 million, partially offset by an increase of $45 million in investment and brokerage services. For more information on the mutual fund settlement see Note 7 of the consolidated financial statements. SVA decreased by $94 million, or 140 percent, as the decrease in net income was combined with a marginal increase in capital levels.

Client Assets

	March 31
(Dollars in billions)	2004	2003
Assets under management	$337.2	$297.0
Client brokerage assets	91.0	90.8
Assets in custody	50.6	45.1

Total client assets	$478.8	$432.9

Assets under management, which consist largely of mutual funds, equities and bonds, generate fees based on a percentage of their market value. Compared to a year ago, assets under management increased $40.2 billion, or 14 percent, primarily due to a $40.7 billion, or 51 percent, increase in equities, led by improved market valuations and sales in assets advised by Marsico, and a $7.6 billion, 14 percent increase in fixed income assets partially offset by a decline of $5.9 billion, or four percent, in money market assets. Client brokerage assets, a source of commission revenue, were flat versus the prior year. Client brokerage assets consist largely of investments in bonds, annuities, money market mutual funds and equities. Assets in custody increased $5.5 billion, or 12 percent, and represent trust assets administered for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Net interest income increased 20 percent to $214 million as growth in deposits and loan balances combined with the net results of ALM activities drove the increase. Average deposits increased $1.9 billion, or 15 percent, for the three months ended March 31, 2004. Average loans and leases increased $1.7 billion, or eight percent, for the three months ended March 31, 2004.

Significant Noninterest Income Components

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Asset management fees (1)	$318	$282
Brokerage income	105	96

Total investment and brokerage services	$423	$378

(1)	Includes personal and institutional asset management fees, mutual fund fees and fees earned on assets in custody.

Noninterest income increased $48 million, or 12 percent, for the three months ended March 31, 2004 due to an increase in Investment and brokerage services of $45 million driven by the $20 million impact of higher Marsico balances reflecting sales and market appreciation and an increase in brokerage sales revenue of $9 million.

Provision for credit losses remained low at $7 million for the three months ended March 31, 2004.

Noninterest expense increased $206 million, or 55 percent, due to Asset Management’s share of the mutual fund settlement, which amounted to approximately $143 million, and increased expenses associated with the addition of financial advisors.

Global Corporate and Investment Banking

Our Global Corporate and Investment Banking strategy is to align our resources with sectors where we can deliver value added financial advisory solutions to our issuer and investor clients. As we broaden and deepen our relationships with our clients, we expect to build leading market shares that should provide our shareholders sustainable revenue and SVA growth.

Our financial performance continues to be strong as total revenue was $2.3 billion, reflecting a $49 million, or two percent decrease from first quarter 2003, as market-based trading revenues, including commissions on equity transactions, declined $71 million with investment banking income and credit related revenues from loans and leases partially offsetting the decline as they increased $16 million and $13 million, respectively. Net income increased $3 million, or one percent and includes the impact of the charge taken for the mutual fund matter. Reduced credit costs, resulting from continued improvement in credit quality, more than offset the mutual fund charge. SVA increased by $52 million, or 30 percent, principally as a result of lower capital attributable to an improvement in credit quality.

Net interest income decreased $127 million, or 10 percent, to $1.1 billion. Driving this decline was the $15.8 billion, 28 percent decrease in average loans and leases for the three months ended March 31, 2004. Also, trading-related earning assets grew by $60.4 billion but the narrower margins from these assets only partially offset the overall decline. Average deposits increased $1.9 billion, or three percent, for the three months ended March 31, 2004, despite decreases in compensating balances by the U.S. Treasury. Noninterest income increased $78 million, or seven percent, for the three months ended March 31, 2004, as increases in investment and brokerage services, investment banking income, and equity investment gains were partially offset by a decline in trading account profits.

Investment banking income increased $16 million, or four percent, for the three months ended March 31, 2004 as we continued to gain market share in leveraged loans and high-yield debt. The continued strong market share in high-yield debt more than offset the overall market decline for securities underwriting of equity offerings to drive a nine percent increase in securities underwriting fees.

Investment Banking Income

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Securities underwriting	$218	$200
Syndications	85	102
Advisory services	77	59
Other	9	12

Total	$389	$373

Trading-related revenue, which includes net interest income from trading-related positions and trading account profits in noninterest income is presented in the following table. Not included are commissions from equity transactions which are recorded in Noninterest income as Investment and brokerage service income, however, we consider these to be an integral component to the overall business trading revenues.

Trading-related Revenue(1)

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Net interest income (fully taxable-equivalent basis)	$577	$612
Trading account profits	268	303

Total trading-related revenue	$845	$915

Trading-related revenue by product
Fixed income	$508	$425
Interest rate (fully taxable-equivalent basis)	168	235
Foreign exchange	189	136
Equities (2)	(3)	116
Commodities	(2)	51

Market-based trading-related revenue	860	963
Credit portfolio hedges (3)	(15)	(48)

Total trading-related revenue	$845	$915

(1)	Certain prior period amounts have been reclassified among products to conform to the current period presentation.
(2)	Equity revenues do not include commissions from equity transactions which were $172 and $140 for the three months ending March 31, 2004 and 2003, respectively.
(3)	Includes credit default swaps used for credit risk management.

        Market-based trading-related revenue decreased by $103 million, or 11 percent. Fixed income continued to show strong results increasing $83 million, or 20 percent, driven by high yield debt and structured finance trading activity. Foreign exchange increased $53 million, or 39 percent, which was a result of the market volatility of the dollar and increased customer activity. More than offsetting these increases were declines in equities, interest rate and commodities revenues. Equities revenues declined by $119 million or 103 percent and after including commissions on equity transactions declined $87 million or 34 percent. The overall decline in equity trading-related revenues was driven by net losses on a single retained stock position. Interest rate revenues declined by $67 million or 29 percent largely due to reduced corporate customer activity and lower trading-related profits in the face of market uncertainty over the interest rate environment. Commodities revenue declined $53 million due to a reduced risk profile and lower customer activity.

Continued improvements in credit quality in our large corporate portfolio drove the $295 million, or 108 percent, decrease in provision for credit losses. Driving this decrease was the low level of net charge-offs during the first quarter 2004 of $96 million in the large corporate portfolio, a decline of 65 percent from a year ago. Additionally, the large corporate nonperforming assets and criticized exposure decreases were greater in the first quarter of 2004 as compared to the first quarter of 2003.

Noninterest expense increased $239 million, or 18 percent, due to Global Corporate and Investment Banking’s share of the mutual fund settlement, which amounted to approximately $143 million, higher incentive compensation for market-based activities of $59 million and increased expenses for legal fees of $25 million related to regulatory and compliance matters.

Equity Investments

For the three months ended March 31, 2004, revenue increased $89 million, or 83 percent. Equity Investments had a net loss of $30 million for the three months ended March 31, 2004 compared to a net loss of $85 million for the same period in 2003. The improvements were primarily due to higher cash gains driven by increasing liquidity in the private equity markets. SVA increased by $56 million, or 39 percent, due to the improvement in the net loss.

The following table presents the equity investment portfolio in Principal Investing by major industry at March 31, 2004 and December 31, 2003.

Equity Investments in the Principal Investing Portfolio

(Dollars in millions)	March 31, 2004	December 31, 2003
Consumer discretionary	$1,406	$1,435
Industrials	792	876
Information technology	746	741
Telecommunications services	587	639
Health care	349	385
Financials	306	332
Materials	262	266
Real estate	228	229
Consumer staples	198	245
Individual trusts, nonprofits, government	48	48
Energy	30	29
Utilities	29	35

Total	$4,981	$5,260

The following table presents the equity investment gains (losses) in Principal Investing.

Equity Investment Gains (Losses) in Principal Investing

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Cash gains	$101	$45
Impairments	(99)	(77)
Fair value adjustments	(13)	(41)

Total	$(11)	$(73)

Net interest income consists primarily of the internal funding cost associated with the carrying value of investments.

Noninterest income primarily consists of equity investment gains (losses). While we experienced higher impairment charges of $99 million for the three months ended March 31, 2004 compared to $77 million for the same period in 2003, improvements in the private equity markets resulted in a 124 percent increase in cash gains for the three months ended March 31, 2004 as compared to the same period in 2003.

Corporate Other

Corporate Other consists primarily of noninterest income (primarily from the sale of debt securities and whole loan mortgages) and noninterest expense associated with the ALM process and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Total revenue decreased $58 million, or 30 percent, for the three months ended March 31, 2004. Net income increased $35 million, or 11 percent.

Net interest income decreased $74 million, or 36 percent, primarily due to the continued run-off of certain consumer finance and commercial lending businesses that are being liquidated. Average loans and leases increased $31.8 billion, or 40 percent, for the three months ended March 31, 2004, due to the ALM process. Average deposits increased $4.6 billion, or 46 percent, for the three months ended March 31, 2004.

Noninterest income increased $16 million to $7 million for the three months ended March 31, 2004, resulting from increases in trading account profits of $94 million related to a loss in the first quarter of 2003, an increase in equity investment gains of $74 million driven by gains on Parent Company investments and the increase in the equity in the earnings of our investment in Grupo Financiero Santander Serfin (GFSS) of $28 million. These increases were offset by a decrease in gains on whole loan mortgage sales of $242 million to zero during the quarter.

Provision for credit losses in Corporate Other increased from first quarter 2003 levels associated with the previously exited consumer businesses, changes to components of the formula and other factors.

Gains on sales of debt securities for the three months ended March 31, 2004 and 2003, were $501 million and $278 million, respectively, as we continued to reposition the ALM portfolio in response to changes in interest rates.

Noninterest expense remained relatively flat at negative $34 million.

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. Through our management governance structure, risk and return are evaluated with a goal of producing sustainable revenue, reducing earnings volatility and increasing shareholder value. Our business exposes us to four major risks: liquidity, credit, market and operational. For a more detailed discussion of our risk management activities, see pages 38 through 39 of the Corporation’s 2003 Annual Report.

Liquidity Risk Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion on our liquidity risk is included in the Corporation’s 2003 Annual Report on pages 40 through 44.

One ratio used to monitor trends is the “loan to domestic deposit” (LTD) ratio. The LTD ratio reflects the percent of loans that could be funded by domestic deposits. A ratio below 100 percent would indicate that market-based funding would not be needed to fund new loans; conversely, a ratio above 100 percent would indicate that market-based funds would be needed to fund new loans. The ratio was 97 percent at March 31, 2004 compared to 98 percent at December 31, 2003. For further discussion see Deposits and Other Funding Sources below.

We originate loans both for retention on our balance sheet and for distribution. As part of our “originate to distribute” strategy, commercial loan originations are distributed through syndication structures, and residential mortgages originated by the mortgage group are frequently distributed in the secondary market. In connection with our balance sheet management activities, we may retain mortgage loans originated as well as purchase and sell loans based on our assessment of market conditions.

Deposits and Other Funding Sources

Deposits are a key source of funding. Table 4 provides information on the average amounts of deposits and the rates paid by deposit category. Average deposits increased $39.3 billion to $425.1 billion for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to a $27.5 billion increase in average domestic interest-bearing deposits, a $10.6 billion increase in average foreign interest-bearing deposits and a $1.2 billion increase in average noninterest-bearing deposits. We categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $26.3 billion to $374.4 billion, an 8 percent increase from a year ago. The increase was due to the growth in NOW and money market deposits of $13.5 billion, consumer CDs and IRAs of $8.4 billion, savings of $3.2 billion and noninterest-bearing deposits of $1.2 billion reflecting new account growth and efforts to deepen the relationship of existing customers. Average market-based deposit funding increased $13.0 billion to $50.6 billion for the three months ended March 31, 2004 compared to the same period in 2003. The increase was due to a $10.6 billion increase in foreign interest-bearing deposits and a $2.4 billion increase in negotiable CDs, public funds and other domestic time deposits. Deposits, on average, represented 50 percent and 54 percent of total sources of funds for the three months ended March 31, 2004 and 2003, respectively.

Additional sources of funds include short-term borrowings, long-term debt and shareholders’ equity. Average short-term borrowings, a relatively low-cost source of funds, were up $80.4 billion to $203.4 billion for the three months ended March 31, 2004 compared to the same period in 2003 due to increases in securities sold under agreements to repurchase of $49.3 billion, commercial paper of $15.6 billion, other short-term borrowings of $10.4 billion and notes payable of $7.2 billion that were used to fund asset growth or facilitate trading activities offset by a decrease of $2.3 billion in federal funds purchased. Issuances and repayments of long-term debt were $7.6 billion and $2.5 billion, respectively, for the three months ended March 31, 2004.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 7 of the consolidated financial statements and Notes 12 and 13 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Many of our lending relationships contain both funded and unfunded elements. The funded portion is reflected on our balance sheet. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. These commitments, as well as guarantees, are more fully discussed in Note 7 of the consolidated financial statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At March 31, 2004, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $13.4 billion (related outstandings of $251 million) were not included in credit card line commitments in the table below.

Table 6

Credit Extension Commitments

	March 31, 2004
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments(1)	$86,109	$131,971	$218,080
Standby letters of credit and financial guarantees	17,985	11,983	29,968
Commercial letters of credit	2,755	295	3,050

Legally binding commitments	106,849	144,249	251,098
Credit card lines	88,231	8,782	97,013

Total	$195,080	$153,031	$348,111

(1)	Equity commitments of $1,575 related to obligations to fund existing equity investments were included in loan commitments at March 31, 2004.

On- and Off-balance Sheet Financing Entities

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the assets sold. The purpose and use of these types of entities are more fully discussed in the Corporation’s 2003 Annual Report beginning on page 42.

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At March 31, 2004 and December 31, 2003, the Corporation had off-balance sheet liquidity commitments and SBLCs to these financing entities of $25.8 billion and $23.5 billion, respectively. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 6. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $48 million and $88 million for the three months ended March 31, 2004 and 2003, respectively.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R) which addresses variable interest entities (VIEs). FIN 46R is an update of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46) and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. We adopted FIN 46 early in July 2003 and adopted FIN 46R as of March 31, 2004. As a result of the adoption of FIN 46R, there was no material impact on our results of operations or financial condition. At March 31, 2004, the consolidated assets and liabilities of one multi-seller asset-backed commercial paper conduits were reflected in Available-for-sale debt securities, Other assets, and Commercial paper and other short-term borrowings in the Global Corporate and Investment Banking business segment. At March 31, 2004, we held $5.1 billion of assets of this entity while our maximum loss exposure associated with this entity including unfunded lending commitments was approximately $5.6 billion.

In addition, to control our capital position, diversify funding sources and provide customers with commercial paper investments, from time to time we will sell assets to off-balance sheet commercial paper entities. The commercial paper entities are Qualified Special Purpose Entities that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. Assets sold to the entities consist of high-grade corporate or municipal bonds, collateralized debt obligations and asset-backed securities. The purpose and use of these types of entities are more fully discussed in the Corporation’s 2003 Annual Report beginning on page 42.

We also receive fees for the services we provide to the entities, and we manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. Derivative activity related to these entities is included in Note 4 of the consolidated financial statements. At March 31, 2004 and December 31, 2003, the Corporation had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to the financing entities of $5.5 billion and $5.4 billion, respectively. Substantially all of these liquidity commitments, SBLCs and other financial guarantees mature within one year. These amounts are included in Table 6. Net revenues earned from fees associated with these entities were $8 million and $1 million for the three months ended March 31, 2004 and 2003, respectively.

Because we provide liquidity and credit support to these financing entities, our credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Disruption in the commercial paper markets may result in our having to fund under these commitments and SBLCs discussed above. We seek to manage these risks, along with all other credit and liquidity risks, within our policies and practices. See Notes 1 and 6 of the consolidated financial statements for additional discussion of off-balance sheet financing entities.

Capital Management

The final component of liquidity risk is capital management, which focuses on the level of shareholders’ equity. Shareholders’ equity was $48.8 billion at March 31, 2004 compared to $48.0 billion at December 31, 2003, an increase of $796 million. This increase was driven by Net income of $2.7 billion, Common stock issued under employee plans and related tax benefits of $842 million, and Net unrealized gains on available-for-sale debt and marketable equity securities of $661 million offset by Net unrealized losses on derivatives of $1.3 billion, dividends paid of $1.2 billion and common share repurchases of $973 million. Table 7 presents the monthly share repurchase activity for the three months ended March 31, 2004 and 2003, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Table 7

Monthly Common Share Repurchases

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price (1)	Remaining Buyback Authority under Announced Programs (2)
			Dollars	Shares
January 1-31, 2004	6,273	$79.94	$12,823	107,969
February 1-29, 2004	2,380	81.60	12,629	105,589
March 1-31, 2004	3,500	79.42	12,351	102,089

Three months ended March 31, 2004	12,153	$80.11

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased under Announced Programs (3)	Weighted Average Per Share Price (3)	Remaining Buyback Authority under Announced Programs (4)
			Dollars	Shares
January 1-31, 2003	3,200	$70.54	$14,854	150,385
February 1-28, 2003	10,000	68.79	14,166	140,385
March 1-31, 2003	5,200	69.17	13,807	135,185

Three months ended March 31, 2003	18,400	$69.20

(1)	Reduced Shareholders’ equity by $973 and increased diluted earnings per common share by $0.01. These repurchases were partially offset by the issuance of 16 million shares of common stock under employee plans, which increased Shareholders’ equity by $842, net of $218 of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.01 for the three months ended March 31, 2004.
(2)	On January 22, 2003, our Board of Directors (the Board) authorized a stock repurchase program of up to 130 million shares of our common stock at an aggregate cost of $12.5 billion. On January 28, 2004, the Board authorized a stock repurchase program of up to 90 million shares of our common stock at an aggregate cost not to exceed $9.0 billion and to be completed within a period of 18 months.
(3)	Reduced Shareholders’ equity by $1.3 billion and increased diluted earnings per common share by $0.01. These repurchases were partially offset by the issuance of 15 million shares of common stock under employee plans, which increased Shareholders’ equity by $645, net of $173 of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.01 for the three months ended March 31, 2003.
(4)	On December 11, 2001, the Board authorized a stock repurchase program of up to 130 million shares of our common stock at an aggregate cost of up to $10.0 billion. This repurchase plan was completed during the second quarter of 2003. On January 22, 2003, the Board authorized a stock repurchase program of up to 130 million shares of our common stock at an aggregate cost of $12.5 billion.

We will continue to repurchase shares, from time to time, in the open market or private transactions through our previously approved repurchase plans.

        As part of the SVA calculation, equity is allocated to business units based on an assessment of risk. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, market and operational. Average common equity allocated to business units was $37.0 billion and $35.4 billion for the three months ended March 31, 2004 and 2003, respectively. Average unallocated common equity (not allocated to business units) was $11.6 billion and $13.9 billion for the three months ended March 31, 2004 and 2003, respectively.

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 8 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America N.A. and Bank of America N.A. (USA) at March 31, 2004 and December 31, 2003. As of March 31, 2004, we were classified as “well-capitalized” for regulatory purposes, the highest classification. For additional information on the regulatory capital ratios along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, see Note 15 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

The capital treatment of Trust Securities is currently under review by the FRB due to the issuing trust companies being deconsolidated under FIN 46. For additional information on the capital treatment of Trust Securities see the Capital Management section beginning on page 43 of the Corporation’s 2003 Annual Report. At March 31, 2004, the consolidated assets and liabilities of one multi-seller asset-backed commercial paper conduit was approximately $5.1 billion. See Note 6 of the consolidated financial statements for additional information on FIN 46.

Table 8

Regulatory Capital

(Dollars in millions)	March 31, 2004			December 31, 2003
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	7.73%	$45,515	$23,551	7.85%	$44,050	$22,452
Bank of America, N.A.	8.68	43,317	19,970	8.73	42,030	19,247
Bank of America, N.A. (USA)	8.84	3,333	1,508	8.41	3,079	1,465
Total
Bank of America Corporation	11.46	67,484	47,102	11.87	66,651	44,904
Bank of America, N.A.	11.09	55,355	39,940	11.31	54,408	38,494
Bank of America, N.A. (USA)	12.65	4,771	3,016	12.29	4,502	2,930
Leverage
Bank of America Corporation	5.43	45,515	33,506	5.73	44,050	30,741
Bank of America, N.A.	6.53	43,317	26,553	6.88	42,030	24,425
Bank of America, N.A. (USA)	9.28	3,333	1,437	9.17	3,079	1,344

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Credit Risk Management

Credit risk is the risk of loss arising from a customer or counterparty’s inability to meet its obligation and exists in our outstanding loans and leases, trading account assets, derivative assets and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. We define the credit exposure to a client as the amount representing the maximum loss potential arising from all these product classifications, except for derivative positions where we use the current mark-to-market values of the counterparty component to represent credit exposure without giving consideration to future mark-to-market changes. Our commercial and consumer credit extension and review procedures take into account credit exposures that are both funded and unfunded. For additional information on derivatives and credit extension commitments, see Notes 4 and 7 of the consolidated financial statements.

Commercial and Consumer Portfolio Credit Risk Management

We manage credit risk based on the risk profile of the borrower, repayment source and the nature of underlying collateral given current events and conditions. At a macro level, we segregate our loans into two major groups: commercial and consumer. For a detailed discussion of our credit risk management process associated with these portfolios, see page 44 of the Corporation’s 2003 Annual Report.

Table 9

Outstanding Loans and Leases

	March 31, 2004		December 31, 2003
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial - domestic	$96,148	25.6%	$96,644	26.0%
Commercial - foreign	14,513	3.8	15,293	4.1
Commercial real estate - domestic	19,545	5.2	19,043	5.1
Commercial real estate - foreign	317	0.1	324	0.1

Total commercial(1)	130,523	34.7	131,304	35.3

Residential mortgage	142,755	38.0	140,513	37.8
Home equity lines	24,946	6.6	23,859	6.4
Direct/Indirect consumer	34,451	9.2	33,415	9.0
Consumer finance	5,202	1.4	5,589	1.5
Credit card	36,087	9.6	34,814	9.4
Foreign consumer	2,004	0.5	1,969	0.6

Total consumer(2)	245,445	65.3	240,159	64.7

Total	$375,968	100.0%	$371,463	100.0%

(1)	Includes lease financing of $ 9,291 and $9,692 at March 31, 2004 and December 31, 2003, respectively.
(2)	Includes lease financing of $1,274 and $1,684 at March 31, 2004 and December 31, 2003, respectively.

Concentrations of Credit Risk

Portfolio credit risk is evaluated with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography and customer relationship. Risk due to borrower concentrations is more prevalent in the commercial portfolio. We also review, measure and manage commercial real estate loans by geographic location and property type. Additionally, within our international portfolio, we also evaluate borrowings by region and by country. Tables 10, 11 and 12 summarize these concentrations.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Corporate and Investment Banking. Within Global Corporate and Investment Banking, concentrations continue to be addressed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute” and partly through the purchase of credit protection through credit derivatives. We utilize various risk mitigation tools to hedge our economic risk to certain credit counterparties, including credit default swaps and collateralized loan obligations (CLOs) in which a layer of loss is sold to third parties. However, this gives rise to earnings volatility as a consequence of accounting asymmetry as we mark to market our credit default swaps through Trading account profits and CLOs as required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), while the loans are recorded at historical cost less an allowance for credit losses or, if held for sale, the lower of cost or market. The credit portfolio hedges declined in value by $15 million and $48 million for the three months ended March 31, 2004 and 2003, respectively. At the same time, Global Corporate and Investment Banking’s loan portfolio experienced a $23 million net recovery of reserves in the three months ended March 31, 2004 compared to a Provision for credit losses of $272 million in the same period in 2003. At March 31, 2004 and December 31, 2003, the notional amount of these credit derivatives was $14.1 billion and $14.8 billion, respectively.

For the consumer portfolio, the geographic span and diversity of our franchise along with the wide array of credit products function to mitigate credit risk concentrations. In addition, credit decisions are statistically-based with tolerances set that decrease the percentage of approvals as the risk profile increases.

During 2003, we entered into several transactions whereby we purchased credit protection on a portion of our residential mortgage loan portfolio from unaffiliated parties. These transactions are designed to aid us as part of our ALM overall risk management strategy. At March 31, 2004 and December 31, 2003, approximately $74.1 billion and $63.4 billion of residential mortgage loans were covered by the purchased credit protection. Our regulatory risk-weighted assets were reduced as a result of these transactions because we had effectively transferred a degree of credit risk on these loans to unaffiliated parties. These transactions had the effect of reducing our risk-weighted assets by $20.1 billion and $18.6 billion at March 31, 2004 and December 31, 2003, respectively, and resulted in a 26 bp increase in our Tier 1 Risk-based Capital ratio at both March 31, 2004 and December 31, 2003.

Table 10 shows commercial utilized credit exposure by industry. As depicted in the table, we believe that commercial utilized credit exposure is well diversified across a range of industries.

Table 10

Commercial Utilized Credit Exposure by Industry(1)

(Dollars in millions)	March 31 2004	December 31 2003
Banks	$24,254	$25,088
Real estate	22,416	22,228
Diversified financials	20,472	20,427
Retailing	15,253	15,152
Education and government	14,660	13,919
Individuals and trusts	13,739	14,307
Leisure and sports, hotels and restaurants	10,100	10,099
Transportation	9,181	9,355
Materials	8,896	8,860
Food, beverage and tobacco	8,668	9,134
Consumer durables and apparel	8,624	8,313
Capital goods	7,610	8,244
Commercial services and supplies	7,151	7,206
Health care equipment and services	7,040	7,064
Media	4,968	4,701
Energy	4,815	4,348
Utilities	4,705	5,012
Religious and social organizations	4,459	4,272
Insurance	3,690	3,638
Telecommunications services	2,203	2,526
Technology hardware and equipment	1,765	1,941
Software and services	1,731	1,655
Food and staples retailing	1,662	1,837
Automobiles and components	1,240	1,326
Pharmaceuticals and biotechnology	445	466
Household and personal products	262	302
Other	354	1,474

Total	$210,363	$212,894

(1)	Includes loans and leases, letters of credit, SBLCs and financial guarantees, and mark-to-market exposure for derivatives.

Table 11 presents outstanding commercial real estate loans by geographic region and by property type. The amounts presented do not include outstanding loans and leases that were made on the general creditworthiness of the borrower, for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. Accordingly, the outstandings presented do not include commercial loans secured by owner-occupied real estate. As depicted in the table, we believe the commercial real estate loan portfolio is well diversified in terms of both geographic region and property type.

Table 11

Outstanding Commercial Real Estate Loans(1)

(Dollars in millions)	March 31, 2004	December 31, 2003
By Geographic Region(2)
California	$4,821	$4,994
Florida	2,771	2,316
Southwest	2,675	2,737
Northwest	1,837	2,068
Midwest	1,525	1,432
Mid-Atlantic	1,411	1,432
Carolinas	1,408	1,437
Midsouth	1,334	1,055
Geographically diversified	996	639
Northeast	358	490
Other states	409	443
Non-U.S.	317	324

Total	$19,862	$19,367

By Property Type
Residential	$4,005	$3,631
Apartments	3,380	3,411
Office buildings	3,293	3,431
Shopping centers/retail	2,196	2,295
Industrial/warehouse	1,830	1,790
Land and land development	1,649	1,494
Multiple use	581	560
Hotels/motels	569	548
Resorts	246	261
Other	2,113	1,946

Total	$19,862	$19,367

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.
(2)	Distribution is based on geographic location of collateral.

Foreign Portfolio

Table 12 sets forth regional foreign exposure to selected countries defined as emerging markets at March 31, 2004.

Table 12

Selected Emerging Markets(1)

(Dollars in millions)	Loans and Loan Commitments	Other Financing (2)	Derivative Assets	Debt Securities/ Other Investments (3,4)	Total Cross- border Exposure (5)	Gross Local Country Exposure (6)	Total Foreign Exposure March 31, 2004	Increase/ (Decrease) From December 31, 2003
Region/Country
Asia
Hong Kong (7)	$192	$19	$94	$125	$430	$3,676	$4,106	$201
India	466	104	121	295	986	1,051	2,037	84
Singapore	180	9	87	51	327	1,002	1,329	161
South Korea	234	644	62	142	1,082	559	1,641	(288)
Taiwan	265	173	49	—	487	715	1,202	313
Other	135	89	82	230	536	613	1,149	(19)

Total	1,472	1,038	495	843	3,848	7,616	11,464	452

Central and Eastern Europe	23	8	33	138	202	—	202	(68)

Latin America
Argentina	102	44	2	105	253	42	295	(48)
Brazil	90	258	8	29	385	254	639	(102)
Mexico(8)	440	221	48	1,889	2,598	354	2,952	(90)
Other	265	185	225	233	908	—	908	60

Total	897	708	283	2,256	4,144	650	4,794	(180)

Total	$2,392	$1,754	$811	$3,237	$8,194	$8,266	$16,460	$204

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; and all countries in Central and Eastern Europe excluding Greece.
(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.
(3)	Amounts outstanding for Asia Other and Latin America Other have been reduced by $13 and $169, respectively, at March 31, 2004, and $13 and $173, respectively, at December 31, 2003. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.
(4)	Cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment. For regulatory reporting under Federal Financial Institutions Examinations Council (FFIEC) guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.
(5)	Cross-border exposure includes amounts payable to the Corporation by borrowers with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
(6)	Gross local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management does not net local funding or liabilities against local exposures as allowed by the FFIEC.
(7)	Gross local country exposure to Hong Kong consisted of $2,010 of secured consumer loan commitments as well as commercial commitments that are mostly secured and $1,666 of commercial exposure at March 31, 2004 compared to $1,911 of consumer loans and loan commitments and $1,578 of commercial exposure at December 31, 2003. The consumer loans were collateralized primarily by residential real estate. The commercial exposure was primarily to local clients and was diversified across many industries.
(8)	Includes $1.7 billion related to GFSS acquired in the first quarter of 2003.

        At March 31, 2004, foreign exposure to entities in countries defined as emerging markets increased $204 million to $16.5 billion or 20 percent of total foreign exposure compared to $16.3 billion or 21 percent of total foreign exposure at December 31, 2003. At March 31, 2004, 70 percent of the emerging markets exposure was in Asia compared to 68 percent at December 31, 2003. Growth in Asian emerging markets was largely concentrated in Taiwan due to increases in short-term financing. Hong Kong also contributed to growth in Asian emerging markets with increases in secured foreign consumer loans as well as in commercial loans. Growth in Singapore was concentrated in short-term government placements. A reduction in loans in South Korea partially offset these increases.

The decline in Latin America was attributable to reductions in client activity, equity investments and trading activity in Brazil. Bank of America, N.A.’s investment in the Mexican entity GFSS accounts for $1.7 billion of reported Mexican exposure.

The primary components of our exposure in Brazil at March 31, 2004 and December 31, 2003 were $395 million and $406 million, respectively, of traditional credit exposure (loans, letters of credit, etc.) and $138 million and $159 million, respectively, of local currency denominated Brazilian government securities. Derivatives exposure totaled $8 million at March 31, 2004 compared to $7 million at December 31, 2003. At March 31, 2004 and December 31, 2003, the allowance for credit losses related to Brazil consisted of $24 million and $23 million, respectively, related to traditional credit exposure. Nonperforming loans in Brazil were $37 million at March 31, 2004 compared to $39 million at December 31, 2003. There were no net charge-offs for Brazil in the three months ended March 31, 2004 compared to $2 million in the three months ended March 31, 2003.

The primary components of our exposure in Argentina at March 31, 2004 and December 31, 2003, were $141 million and $144 million, respectively, of traditional credit exposure, and $32 million and $65 million, respectively, of Argentine government securities. Derivatives exposure totaled $2 million at both March 31, 2004 and December 31, 2003. The allowance for credit losses related to Argentina’s traditional credit exposure was $98 million and $104 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003, Argentina nonperforming loans were $103 million and $107 million, respectively. There were no net charge-offs for Argentina in the three months ended March 31, 2004 compared to $40 million in the three months ended March 31, 2003.

Credit Quality Performance

Overall credit quality continued to improve in the three months ended March 31, 2004 as all major commercial asset quality performance indicators continued to show positive trends while consumer credit quality performance continued to perform well. In the three months ended March 31, 2004, commercial criticized exposure declined $2.2 billion, or 18 percent, to $10.4 billion, as presented in Table 13. Decreases in criticized exposure were primarily attributable to paydowns and payoffs resulting largely from increased refinancing activity, as well as reduced levels of inflows, credit quality improvements, charge-offs and loan sales. Most of the decrease in the first three months of 2004 was in our large corporate portfolio, which was down $2.1 billion for the quarter. Reductions were concentrated in the commercial—domestic and commercial—foreign categories offset by an increase in commercial real estate – domestic.

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that principal and interest are not expected to be fully collected in accordance with its contractual terms. As evidenced by the improvement in credit quality, nonperforming assets at March 31, 2004, presented in Table 14, declined $536 million from December 31, 2003 due primarily to decreases in the nonperforming commercial loan category. Decreases in total nonperforming commercial assets were due to reduced levels of inflows of $197 million, loan sales of $33 million and increased returns to performing status of $180 million, and charge-offs. Paydowns and payoffs declined to $258 million in the first quarter of 2004 in contrast to the elevated levels of paydowns and payoffs experienced in 2003 that resulted from increased refinancings in the capital markets and improvements in the credit quality of individual exposures. Sixty-three percent of the reduction in nonperforming commercial assets was in our large corporate portfolio. Nonperforming commercial—domestic loans decreased by $219 million and represented 1.34 percent of commercial—domestic loans at March 31, 2004 compared to 1.56 percent at December 31, 2003. Nonperforming commercial—foreign loans decreased $248 million and represented 2.33 percent of commercial—foreign loans at March 31, 2004 compared to 3.83 percent at December 31, 2003.

Within the consumer portfolio, nonperforming loans decreased $25 million to $613 million, and represented 0.25 percent of consumer loans at March 31, 2004 compared to $638 million, representing 0.27 percent of consumer loans at December 31, 2003. The decrease in nonperforming consumer loans was driven by loan sales of $35 million. The improvement in the percentage of nonperforming consumer loans to the total consumer portfolio was due to growth in residential mortgages.

Sales of nonperforming assets in the first three months of 2004 totaled $95 million, comprised of $33 million of nonperforming commercial loans, $35 million of nonperforming consumer loans and $27 million of foreclosed properties. Sales of nonperforming assets in the first three months of 2003 totaled $292 million, comprised of $280 million of nonperforming commercial loans and $12 million of foreclosed properties.

Table 13

Commercial Criticized Exposure (1)

	March 31, 2004		December 31, 2003
(Dollars in millions)	Amount	Percent(2)	Amount	Percent(2)
Commercial - domestic	$7,163	4.98%	$8,847	6.08%
Commercial - foreign	2,224	5.44	2,820	6.71
Commercial real estate - domestic	1,012	3.99	956	3.83
Commercial real estate - foreign	2	0.80	27	8.40

Total commercial criticized exposure	$10,401	4.94%	$12,650	5.94%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include loans and leases, foreclosed properties, letters of credit, bankers’ acceptances, derivatives and assets held for sale.
(2)	Commercial criticized exposure is taken as a percentage of total utilized exposure which includes loans and leases, foreclosed properties, letters of credit, bankers’ acceptances, derivatives and assets held for sale.

Table 14

Nonperforming Assets

(Dollars in millions)	March 31, 2004	December 31, 2003
Nonperforming loans and leases
Commercial - domestic	$1,288	$1,507
Commercial - foreign	338	586
Commercial real estate - domestic	113	140
Commercial real estate - foreign	2	2

Total commercial(1)	1,741	2,235

Residential mortgage	486	531
Home equity lines	35	43
Direct/Indirect consumer	31	28
Consumer finance	58	32
Foreign consumer	3	4

Total consumer	613	638

Total nonperforming loans and leases	2,354	2,873
Foreclosed properties	131	148

Total nonperforming assets(1,2)	$2,485	$3,021

Nonperforming assets as a percentage of:
Total assets	0.30%	0.41%
Outstanding loans, leases and foreclosed properties	0.66	0.81
Nonperforming loans and leases as a percentage of outstanding loans and leases	0.63	0.77

(1)	Includes lease financing of $66 and $127 at March 31, 2004 and December 31, 2003, respectively.
(2)	Balances do not include $82 and $202 of nonperforming assets included in Other assets at March 31, 2004 and December 31, 2003, respectively.

Table 15 presents the additions to and reductions in nonperforming assets in the commercial and consumer portfolios during the most recent five quarters.

Table 15

Nonperforming Assets Activity

(Dollars in millions)	First Quarter 2004	Fourth Quarter 2003	Third Quarter 2003	Second Quarter 2003	First Quarter 2003
Balance, beginning of period	$3,021	$3,657	$4,430	$5,033	$5,262

Commercial
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	197	574	419	410	731
Advances on loans	15	30	11	59	99

Total commercial additions	212	604	430	469	830

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(291)	(689)	(745)	(697)	(673)
Returns to performing status	(180)	(109)	(22)	(32)	(34)
Charge-offs(1)	(186)	(290)	(362)	(332)	(368)
Transfers to assets held for sale	(72)	(108)	—	—	—

Total commercial reductions	(729)	(1,196)	(1,129)	(1,061)	(1,075)

Total commercial net reductions in nonperforming assets	(517)	(592)	(699)	(592)	(245)

Consumer
Additions to nonperforming assets:
New nonaccrual loans and foreclosed properties	357	367	393	395	428
Transfers from assets held for sale (2)	1	3	2	—	—

Total consumer additions	358	370	395	395	428

Reductions in nonperforming assets:
Paydowns, payoffs and sales	(107)	(191)	(204)	(185)	(132)
Returns to performing status	(231)	(195)	(235)	(185)	(263)
Charge-offs(1)	(39)	(28)	(30)	(36)	(17)

Total consumer reductions	(377)	(414)	(469)	(406)	(412)

Total consumer net additions to (reductions in) nonperforming assets	(19)	(44)	(74)	(11)	16

Total net reductions in nonperforming assets	(536)	(636)	(773)	(603)	(229)

Balance, end of period	$2,485	$3,021	$3,657	$4,430	$5,033

(1)	Certain loan products, including commercial credit card, consumer credit card and consumer non-real estate loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2)	Includes assets held for sale that were foreclosed and transferred to foreclosed properties.

Domestic commercial loans past due 90 days or more and still accruing interest were $77 million and $133 million at March 31, 2004 and December 31, 2003, respectively. Consumer loans past due 90 days or more and still accruing interest were $715 million and $698 million at March 31, 2004 and December 31, 2003, respectively, which included held credit card loans of $655 million and $616 million, respectively.

Commercial—domestic loan net charge-offs, as presented in Table 16, decreased $197 million to $51 million in the three months ended March 31, 2004 compared to the same period in 2003, reflecting overall improvement in the portfolio.

Commercial—foreign loan net charge-offs decreased $14 million to $106 million in the three months ended March 31, 2004 compared to $120 million in the same period in 2003. The decrease was attributable to reductions in exposure to the telecommunications and utilities sectors. The largest concentration of commercial—foreign loan net charge-offs in the three months ended March 31, 2004, was Parmalat Finanziera SpA and its related entities (Parmalat) of $106 million.

Held credit card net charge-offs increased $120 million to $443 million in the three months ended March 31, 2004 compared to the same period in 2003, of which $35 million were from new advances on previously securitized balances. Such advances are recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet, increasing net interest income and increasing charge-offs, with a corresponding reduction in noninterest income. Major factors driving the remaining increase were continued seasoning of outstandings from new credit card growth over the past several years and economic conditions including higher bankruptcy filings. We expect increases in charge-offs due to seasoning from credit card growth to continue.

There has been a great deal of publicity and interest surrounding Parmalat that warrants further explanation of our current exposure to Parmalat. At March 31, 2004 and December 31, 2003, our credit exposure related to Parmalat was $120 million and $274 million, respectively, of which $105 million and $123 million, respectively, had credit support. This exposure included derivatives of $2 million and $30 million at March 31, 2004 and December 31, 2003, respectively, and at December 31, 2003, included undrawn letters of credit collateralized by cash of $18 million. Nonperforming loans related to Parmalat were $118 million and $226 million at March 31, 2004 and December 31, 2003, respectively. In the first quarter of 2004, we charged off $106 million of direct loans that did not have credit support and exercised our contractual rights under the credit agreements to repay the $18 million in drawings under letters of credit. In addition, we marked down the value of our derivative exposure by approximately $28 million.

Included in Other assets are loans held for sale and leveraged lease partnership interests of $12.5 billion and $333 million, respectively, at March 31, 2004 and $8.4 billion and $332 million, respectively, at December 31, 2003. Included in these balances are nonperforming loans held for sale and leveraged lease partnership interests of $80 million and $2 million, respectively, at March 31, 2004 and $199 million and $3 million, respectively, at December 31, 2003.

Allowance for Credit Losses

Allowance for Loan and Lease Losses

The Allowance for loan and lease losses is allocated to each product type based on three components.

The first component of the Allowance for loan and lease losses covers those commercial loans that are nonperforming or impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) is lower than the carrying value of that loan. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product type and risk rating of the loan.

The second component of the allowance covers performing commercial loans and leases, and consumer loans. The allowance for commercial loans is established by product type by analyzing historical loss experience, by internal risk rating, current economic conditions and performance trends within each portfolio segment. The allowance for consumer loans is based on aggregated portfolio segment evaluations generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores.

The third component of the Allowance for loan and lease losses is maintained to cover uncertainties that affect our estimate of probable losses. These uncertainties include the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults or event risk. We assess these components, among other current events and conditions, to determine the overall level of the third component. The relationship of the third component to the total allowance for credit losses may fluctuate from period to period. We evaluate the adequacy of the allowance for loan and lease losses based on the combined total of these three components.

We monitor differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by senior management of loan and lease portfolios and the models used to estimate incurred losses in those portfolios.

Additions to the Allowance for loan and lease losses are made by charges to the Provision for credit losses. Credit exposures (excluding derivatives) deemed to be uncollectible are charged against the Allowance for loan and lease losses. Recoveries of previously charged off amounts are credited to the Allowance for loan and lease losses.

Reserve for Unfunded Lending Commitments

In addition to the Allowance for loan and lease losses, we also compute an estimate of probable losses related to unfunded lending commitments, such as letters of credit and binding unfunded loan commitments. This computation is similar to the methodology utilized in calculating the allowance for commercial loans and leases with specific, formula and general components, adjusted for the probability of drawdown. The Reserve for unfunded lending commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Additions to the Reserve for unfunded lending commitments are made by charges to the Provision for credit losses.

We monitor differences between estimated and actual incurred credit losses. This monitoring process includes periodic assessments by senior management of credit portfolios and the models used to estimate incurred losses in those portfolios.

Table 16 presents a rollforward of the Allowance for credit losses.

Table 16

Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in millions)	2004	2003
Allowance for loan and lease losses, January 1	$6,163	$6,358

Loans and leases charged off
Commercial - domestic	(105)	(284)
Commercial - foreign	(113)	(125)
Commercial real estate - domestic	(1)	(11)

Total commercial	(219)	(420)

Residential mortgage	(16)	(5)
Home equity lines	(8)	(10)
Direct/Indirect consumer	(80)	(93)
Consumer finance	(64)	(87)
Credit card	(492)	(353)
Other consumer domestic	(14)	(15)
Foreign consumer	—	(1)

Total consumer	(674)	(564)

Total loans and leases charged off	(893)	(984)

Recoveries of loans and leases previously charged off
Commercial - domestic	52	45
Commercial - foreign	7	5
Commercial real estate - domestic	3	2

Total commercial	62	52

Residential mortgage	5	3
Home equity lines	4	4
Direct/Indirect consumer	32	37
Consumer finance	16	19
Credit card	49	30
Other consumer domestic	5	6

Total consumer	111	99

Total recoveries of loans and leases previously charged off	173	151

Net charge-offs	(720)	(833)

Provision for loan and lease losses	639	894
Other, net	(2)	2

Allowance for loan and lease losses, March 31	$6,080	$6,421

Reserve for unfunded lending commitments, January 1	$416	$493
Provision for unfunded lending commitments	(15)	(61)

Reserve for unfunded lending commitments, March 31	$401	$432

Total	$6,481	$6,853

Loans and leases outstanding at March 31	$375,968	$343,412
Allowance for loan and lease losses as a percentage of loans and leases outstanding at March 31	1.62%	1.87%
Average loans and leases outstanding during the period	$374,077	$345,662
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period	0.77%	0.98%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at March 31	258	134
Ratio of allowance for loan and lease losses at March 31 to annualized net charge-offs	2.10	1.90

For reporting purposes, we allocate the allowance across products; however, the allowance is available to absorb all credit losses without restriction. Table 17 presents our allocation by product type.

Table 17

Allocation of the Allowance for Credit Losses by Product Type

	March 31, 2004		December 31, 2003
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Commercial - domestic	$1,305	20.1%	$1,420	21.6%
Commercial - foreign	601	9.3	619	9.4
Commercial real estate - domestic	436	6.7	404	6.2
Commercial real estate - foreign	6	0.1	9	0.1

Total commercial(1)	2,348	36.2	2,452	37.3

Residential mortgage	150	2.3	149	2.3
Home equity lines	59	0.9	61	0.9
Direct/Indirect consumer	325	5.1	340	5.2
Consumer finance	402	6.2	376	5.7
Credit card	1,602	24.7	1,602	24.3
Foreign consumer	19	0.3	8	0.1

Total consumer	2,557	39.5	2,536	38.5

General	1,175	18.1	1,175	17.9

Allowance for loan and lease losses	6,080	93.8	6,163	93.7

Reserve for unfunded lending commitments	401	6.2	416	6.3

Total	$6,481	100.0%	$6,579	100.0%

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $324 and $391 at March 31, 2004 and December 31, 2003, respectively.

The allowance for total commercial loan and lease losses declined $104 million to $2.3 billion as a result of improvement in credit quality, reflected by the $2.2 billion and $518 million decreases in commercial criticized exposure and commercial nonperforming assets, respectively; offset by an increase in the remainder of the portfolio of $1.0 billion between December 31, 2003 and March 31, 2004. Specific reserves on commercial impaired loans decreased $67 million, or 17 percent, in the first quarter of 2004, reflecting a decrease in our investment in specific loans considered impaired of $451 million to $1.7 billion at March 31, 2004. The reduction in the levels of criticized and impaired loans, and the respective reserves resulted from the overall improvements in commercial credit quality, including loan sales, paydowns and payoffs, and net charge-offs. The Allowance for loan and lease losses in the consumer portfolio increased $21 million from December 31, 2003 due to updated loss rates primarily on the liquidating consumer businesses. The Allowance for loan and lease losses on the consumer credit card portfolio remained unchanged as increased volume was offset by changes in the risk profile of the portfolio. General reserves on loans and leases at March 31, 2004 remained at $1.2 billion from December 31, 2003, reflecting the continued uncertainty around the extent and depth of the domestic recovery, the impact of rising interest rates on sectors of the portfolio, the uncertainty in the global arena and continued exposure to large single name defaults or event risk. The Reserve for unfunded lending commitments decreased $15 million between March 31, 2004 and December 31, 2003 due to improvements in the overall commercial credit quality. Given our overall assessment of probable losses in the portfolio, the Allowance for credit losses was reduced by $98 million from December 31, 2003.

Problem Loan Management

Banc of America Strategic Solutions, Inc. (SSI), a majority-owned consolidated subsidiary of Bank of America, N.A., a wholly-owned subsidiary of the Corporation, was established in 2001 to better align the management of domestic commercial loan credit workout operations by providing more effective and efficient management processes afforded by a closely aligned end-to-end function. In the three months ended March 31, 2004 and 2003, Bank of America, N.A. sold commercial loans with a gross book balance of approximately $296 million and $1.4 billion, respectively, to SSI. For tax purposes, under the Internal Revenue Code, the sales were treated as a taxable exchange. The tax and accounting treatment of these sales had no financial statement impact on us because the sales were transfers among entities under common control, and there was no change in the individual loan resolution strategies. For additional discussion on Problem Loan Management, see page 50 of the Corporation’s Annual Report.

Market Risk Management

Market risk is the potential loss due to adverse changes in the market value or yield of a position. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, our customer and proprietary trading operations, our ALM process, credit risk management, and mortgage banking activities. More detailed information on our market risk management processes is included in the Corporation’s 2003 Annual Report on pages 50 through 55.

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the success of trading-related revenue for the twelve months ended March 31, 2004. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended March 31, 2004, positive trading-related revenue was recorded for 86 percent of trading days. Furthermore, only six percent of the total trading days had losses greater than $10 million, and the largest loss was $41 million. This can be compared to the twelve months ended March 31, 2003, where positive trading-related revenue was recorded for 86 percent of trading days and only four percent of total trading days had losses greater than $10 million, with the largest loss being $31 million.

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use Value-at-Risk (VAR) modeling and stress testing. VAR is a key statistic used to measure and manage market risk. Trading limits and VAR are used to manage day-to-day risks and are subject to testing where we compare expected performance to actual performance. This testing provides us a view of our models’ predictive accuracy. All limit excesses are communicated to senior management for review.

A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times a year. Actual losses exceeded VAR once in the twelve months ended March 31, 2004 and once during the twelve months ended March 31, 2003.

There are numerous assumptions and estimates associated with modeling, and actual results could differ. In addition to reviewing our underlying model assumptions with senior management, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 18 presents average, high and low daily VAR for the twelve months ended March 31, 2004 and 2003.

Table 18

Trading Activities Market Risk

	Twelve Months Ended March 31
	2004			2003
(Dollars in millions)	Average VAR	High VAR(1)	Low VAR(1)	Average VAR	High VAR(1)	Low VAR(1)
Foreign exchange	$4.2	$7.8	$2.5	$3.2	$7.1	$0.5
Interest rate	27.8	65.2	15.1	28.8	42.7	17.9
Credit(2)	23.2	37.1	14.9	17.9	24.2	13.1
Real estate/mortgage(3)	12.5	27.3	3.6	16.4	41.4	2.5
Equities	22.4	51.5	7.9	11.6	53.8	4.3
Commodities	6.6	11.9	3.8	10.5	19.3	3.4
Portfolio diversification	(56.7)	—	—	(52.1)	—	—

Total trading portfolio	$40.0	$91.0	$12.1	$36.3	$57.8	$11.2

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	Credit includes credit fixed income and credit default swaps used for credit risk management.
(3)	Real estate/mortgage, which is included in the fixed income category in Table 5 includes capital market real estate and mortgage banking certificates.

During the fourth quarter of 2002, we completed an enhancement of our methodology used in the VAR risk aggregation calculation. This approach utilizes historical market conditions over the last three years to derive estimates of trading risk and provides the ability to aggregate trading risk across different businesses. Historically, we used a mathematical method to allocate risk across different trading businesses that did not assume the benefit of diversification across markets. This change resulted in a lower VAR calculation starting in the fourth quarter 2002.

The increase in average VAR for the twelve months ended March 2004 was primarily due to increases in the average risk taken in credit and equities. The increase in equities was mainly due to the increased economic risk from customer-facilitated transactions that were held in inventory during portions of 2003 and 2004. The large increase in the “High” VAR for both the interest rate and the total trading portfolio are due to activities on one day during the period.

Stress Testing

Because the very nature of a VAR model suggests results can exceed our estimates, we “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio due to abnormal market movements. Various stress scenarios are run regularly against the trading portfolio to verify that, even under extreme market moves, we will preserve our capital; to determine the effects of significant historical events; and to determine the effects of specific, extreme hypothetical, but plausible events. The results of the stress scenarios are calculated daily and reported to senior management as part of the regular reporting process. The results of certain specific, extreme hypothetical scenarios are presented to the Asset and Liability Committee.

Interest Rate Risk Management

Interest rate risk represents the most significant market risk exposure to our nontrading financial instruments. Our overall goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. Interest rate risk is measured as the potential volatility in our net interest income caused by changes in market interest rates. Client facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of ever-changing market conditions, is mitigated using the ALM process.

Table 19 provides our estimated net interest income at risk over the subsequent year from March 31, 2004 and December 31, 2003, resulting from a 100 bp gradual (over 12 months) parallel increase or decrease in interest rates from the forward curve calculated as of March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, we were positioned to benefit from rising long-term interest rates.

Table 19

Estimated Net Interest Income at Risk

	-100 bp	+100bp
March 31, 2004	(2.7)%	0.6%
December 31, 2003	1.2	(1.1)

As part of the ALM process, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is integral to our ALM process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of cash and derivative positions. During the three months ended March 31, 2004 and 2003, we purchased securities of $85.0 billion and $41.3 billion, respectively, sold $11.0 billion and $27.1 billion, respectively and received paydowns of $1.9 billion and $6.9 billion, respectively. Not included in the purchases above were $58.5 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at March 31, 2004 settling from April 2004 to August 2004 with an average yield of 5.13 percent, and $38.0 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at March 31, 2003 that settled in April 2003 to May 2003 with an average yield of 4.69 percent. These forward purchase contracts were accounted for as derivatives and their net-of-tax unrealized gains and losses were included in Accumulated other comprehensive income (OCI). The pre-tax unrealized gain on these forward purchase contracts at March 31, 2004 and 2003 was $492 million and $59 million, respectively. There were also $41.0 billion of forward sale contracts of mortgage-backed securities at March 31, 2004 settling from April 2004 to August 2004 with an average yield of 5.11 percent, and $13.0 billion of forward sale contracts of mortgage-backed securities at March 31, 2003 that settled in April 2003 with an average yield of 5.06 percent. These forward sale contracts were accounted for as derivatives and their net-of-tax unrealized gains and losses were included in Accumulated OCI. The pre-tax unrealized loss on these forward sale contracts at March 31, 2004 was $384 million compared to a pre-tax unrealized loss of $104 million at March 31, 2003. The forward purchase and sale contracts at March 31, 2004 were included in Table 20. During the year, we continuously monitored the interest rate risk position of the portfolio and repositioned the securities portfolio in order to mitigate risk and to take advantage of interest rate fluctuations. Through sales in the securities portfolio, we realized $495 million and $273 million in gains on sales of debt securities during the three months ended March 31, 2004 and 2003, respectively.

Residential Mortgage Portfolio

During the three months ended March 31, 2004 and 2003, we purchased $6.5 billion and $17.6 billion, respectively, of residential mortgages in the wholesale market for our ALM portfolio and interest rate risk management. Not included in the purchases above were $3.7 billion of forward purchase commitments of mortgage loans at March 31, 2004 settling in April 2004 to June 2004. These commitments, included in Table 20, were accounted for as derivatives at March 31, 2004 under the provisions of SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) and their net-of-tax unrealized gains and losses were included in Accumulated OCI. The pre-tax unrealized loss on these forward purchase commitments at March 31, 2004 was $7 million. During the three months ended March 31, 2004 there were no sales of whole mortgage loans. During the three months ended March 31, 2003, we sold $7.8 billion of whole mortgage loans and recognized $242 million in gains on the sales included in Other noninterest income. Additionally, during the same periods we received paydowns of $7.4 billion and $14.1 billion, respectively.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM process and serve as an efficient, low-cost tool to mitigate our risk. We use derivatives to hedge or offset the changes in cash flows or market values of our balance sheet. See Note 4 of the consolidated financial statements for additional information on our hedging activities.

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 20 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity and estimated duration of our ALM derivatives at March 31, 2004 and December 31, 2003.

Table 20

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

March 31, 2004	Fair Value	Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)		Total	2004	2005	2006	2007	2008	Thereafter
Open interest rate contracts
Total receive fixed swaps(1)	$2,058								5.98
Notional amount		$105,576	$—	$2,580	$4,363	$11,760	$24,861	$62,012
Weighted average receive rate		4.09%	—%	4.78%	5.23%	3.04%	3.10%	4.57%
Total pay fixed swaps(1)	(5,047)								4.39
Notional amount		$164,814	$10	$21,045	$34,572	$39,245	$11,144	$58,798
Weighted average pay rate		3.71%	5.10%	2.19%	2.61%	3.65%	3.77%	4.91%
Basis swaps	(2)
Notional amount		$7,700	$1,000	$500	$4,400	$—	$—	$1,800

Total swaps	(2,991)

Option products(2)	1,142
Net notional amount(3)		$146,480	$23,767	$89,000	$3,000	$30,000	$—	$713
Futures and forward rate contracts(4)	84
Net notional amount(3)		$(12,700)	$17,143	$(1,843)	$(29,000)	$1,000	$—	$—

Total open interest rate contracts	(1,765)

Closed interest rate contracts(5,6)	1,873

Net interest rate contract position	108

Open foreign exchange contracts	1,285
Notional amount		$9,656	$711	$131	$1,552	$1,287	$239	$5,736

Total ALM contracts	$1,393

December 31, 2003	Fair Value	Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)		Total	2004	2005	2006	2007	2008	Thereafter
Open interest rate contracts
Total receive fixed swaps(1)	$(1,204)								5.45
Notional amount		$156,772	$—	$4,580	$4,363	$36,348	$36,199	$75,282
Weighted average receive rate		3.78%	—%	3.61%	5.22%	3.18%	3.00%	4.38%
Total pay fixed swaps(1)	(2,103)								5.41
Notional amount		$135,578	$81	$3,688	$14,581	$39,254	$13,650	$64,324
Weighted average pay rate		4.01%	6.04%	2.13%	2.93%	3.34%	3.78%	4.82%
Basis swaps	38
Notional amount		$16,356	$9,000	$500	$4,400	$45	$590	$1,821

Total swaps	(3,269)

Option products(2)	1,582
Net notional amount(3)		$84,965	$1,267	$50,000	$3,000	$—	$30,000	$698
Futures and forward rate contracts(4)	1,908
Net notional amount(3)		$106,156	$86,156	$20,000	$—	$—	$—	$—

Total open interest rate contracts	221

Closed interest rate contracts(5,6)	839

Net interest rate contract position	1,060

Open foreign exchange contracts	1,129
Notional amount		$7,364	$100	$488	$468	$(379)	$1,560	$5,127

Total ALM contracts	$2,189

(1)	At March 31, 2004, $710 million of the receive fixed swap notional and $89.8 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2003, $14.2 billion of the receive fixed swap notional and $114.5 billion of the pay fixed swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Option products include caps, floors and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.
(3)	Reflects the net of long and short positions.
(4)	Futures and forward rate contracts include Eurodollar futures, U. S. Treasury futures and forward purchase and sale contracts. Included are $62.2 billion of forward purchase contracts and $41.0 billion of forward sale contracts of mortgage-backed securities and mortgage loans, at March 31, 2004, as discussed on pages 55 and 56. At December 31, 2003 the forward purchase and sale contracts of mortgage-backed securities and mortgage loans amounted to $69.8 billion and $8.0 billion, respectively.
(5)	Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.
(6)	The $1.9 billion and $839 million deferred gains on closed interest rate contracts primarily consisted of gains on closed ALM swaps. Of these unamortized net realized deferred gains, $1.3 billion gain was included in Accumulated OCI and $567 million gain was included as a basis adjustment of long-term debt at March 31, 2004. As of December 31, 2003, $238 million was included in Accumulated OCI and $601 million was included as a basis adjustment of long-term debt.

Consistent with our strategy of managing interest rate sensitivity to mitigate changes in value of other financial instruments, the notional amount of our interest rate swap position changed to a net pay fixed position of $59.2 billion at March 31, 2004 compared to a net received fixed position of $21.2 billion at December 31, 2003. The net option position increased $61.5 billion to $146.5 billion at March 31, 2004 compared to December 31, 2003 to offset interest rate risk in other portfolios.

Mortgage Banking Risk Management

Mortgage production activities create unique interest rate and prepayment risk. Interest rate risk occurs between the loan commitment date (pipeline) and the date the loan is sold to the secondary market. To mitigate interest rate risk, we enter into various financial instruments including interest rate swaps, forward delivery contracts, Eurodollar futures and option contracts. The notional amount of such contracts was $38.1 billion at March 31, 2004 with associated net unrealized losses of $35 million. At December 31, 2003, the notional amount of such contracts was $13.1 billion with associated net unrealized losses of $42 million. Of these net unrealized losses, $59 million and $27 million, respectively, were recorded in Accumulated OCI. These unrealized losses at March 31, 2004 and December 31, 2003 were offset by economic gains in the warehouse that will be recognized upon delivery to the secondary market.

Prepayment risk represents the loss in value associated with a high rate loan paying off in a low rate environment and the loss of servicing value when loans prepay. We mitigate prepayment risk using various financial instruments including purchased options and swaps. The notional amounts of such contracts at March 31, 2004 and December 31, 2003 were $57.3 billion and $64.2 billion, respectively. The related unrealized loss was $42 million and $328 million at March 31, 2004 and December 31, 2003, respectively. These amounts are included in the Derivatives table in Note 4 of the consolidated financial statements.

Operational Risk Management

Operational risk is the potential for loss resulting from events involving people, processes, technology, external events, execution, legal, compliance and regulatory matters, and reputation. Successful operational risk management is particularly important to a diversified financial services company like ours because of the very nature, volume and complexity of our various businesses.

In keeping with our management governance structure, the lines of business are responsible for all the risks within the business including operational risks. Such risks are managed through corporate-wide or line of business specific policies and procedures, controls and monitoring tools. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning, and new product introduction processes.

Operational risks fall into two major classifications, corporate-wide and business specific risks affecting all business lines. “Best industry practices”, controls and monitoring tools are used at the Corporate level to monitor and manage operational risk. For business specific risks, operational and compliance risk management work with the business segments to drive consistency in policies, processes, assessments and use of “best industry practices”.

Operational and compliance risk management, working in conjunction with senior business segment executives, have developed key tools to help manage, monitor and quantify operational risk. One such tool the businesses and executive management utilize is a corporate-wide quarterly self-assessment process, which helps to identify and evaluate the status of risk issues, including mitigation plans, if appropriate. The goal of this process, which originates at the line of business level, is to continuously assess changing market and business conditions. The self-assessment process also assists in identifying emerging operational risk issues and determining how they should be managed—at the line of business or corporate level. In addition to the self-assessment process, key operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a line of business level. For additional information on operational risk, see page 55 of the Corporation’s 2003 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management beginning on page 53 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Corporation’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Part II. Other Information

Item 1. Legal Proceedings	See Note 7 of the consolidated financial statements for litigation disclosure that supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds	At March 31, 2004, all put options under this program had matured and there were no remaining put options outstanding.

See Table 7 for information on the monthly share repurchase activity for the three months ended March 31, 2004 and 2003, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 4. Submission of Matters to a Vote of Security Holders	1. The Special Meeting of Stockholders was held on March 17, 2004. 2. The following are the voting results on each matter submitted to the stockholders:

a.      To adopt the Agreement and Plan of Merger, dated as of October 27, 2003, by and between Bank of America Corporation and FleetBoston Financial Corporation, pursuant to which FleetBoston will merge with and into Bank of America

For	Against	Abstentions
976,785,731	23,964,706	11,545,014

b. To adopt the Amended and Restated Bank of America 2003 Key Associate Stock Plan

For	Against	Abstentions
809,652,430	186,074,019	16,568,601

c.      To adopt an amendment to the Bank of America amended and restated certificate of incorporation, to increase the number of authorized shares of Bank of America common stock from 5 billion to 7.5 billion

For	Against	Abstentions
1,166,269,758	40,418,317	13,130,404

d.      To approve the adjournment of the special meeting, if necessary, to solicit additional proxies, in the event that there are not sufficient votes at the time of the special meeting to approve the proposals.

For	Against	Abstentions
764,776,578	387,387,669	67,652,932

Item 6. Exhibits and Reports on Form 8-K	a) Exhibits

	Exhibit 11	–	Earnings Per Share Computation - included in Note 8 of the consolidated financial statements

	Exhibit 12	–	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

	Exhibit 31(a)	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31(b)	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32(a)	–	Certification of the Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32(b)	–	Certification of the Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2004:

Current Report on Form 8-K dated December 31, 2003 and filed January 2, 2004, Items 5 and 7.

Current Report on Form 8-K dated and filed January 15, 2004, Items 5, 7, 9 and 12.

Current Report on Form 8-K dated January 22, 2004 and filed January 29, 2004, Items 5 and 7.

Current Report on Form 8-K dated February 6, 2004 and filed February 17, 2004, Items 5 and 7.

Current Report on Form 8-K dated February 11, 2004 and filed February 19, 2004, Items 5 and 7.

Current Report on Form 8-K dated and filed March 2, 2004, Items 5 and 7.

Current Report on Form 8-K dated and filed March 10, 2004, Item 5.

Current Report on Form 8-K dated and filed March 15, 2004, Items 5 and 7.

Current Report on Form 8-K dated and filed March 18, 2004, Item 5.

Current Report on Form 8-K dated and filed March 22, 2004, Items 5 and 7.

Current Report on Form 8-K dated and filed March 23, 2004, Items 5 and 7.

Current Report on Form 8-K dated and filed March 30, 2004, Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: May 7, 2004	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit		Description

11		Earnings Per Share Computation - included in Note 8 of the consolidated financial statements

12		Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

31	(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002