Form 10-Q
period 2004-06-30
BANK OF AMERICA CORP /DE/
filed 2004-08-09
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

On July 31, 2004, there were 2,033,806,729 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

June 30, 2004 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2004	2003	2004	2003
Interest income
Interest and fees on loans and leases	$7,237	$5,412	$12,786	$10,760
Interest on debt securities	1,907	988	3,119	1,742
Federal funds sold and securities purchased under agreements to resell	413	193	847	387
Trading account assets	1,011	1,007	2,020	2,049
Other interest income	440	395	808	782

Total interest income	11,008	7,995	19,580	15,720

Interest expense
Deposits	1,529	1,269	2,735	2,452
Short-term borrowings	1,037	514	1,777	967
Trading account liabilities	298	316	632	624
Long-term debt	563	531	1,054	1,103

Total interest expense	3,427	2,630	6,198	5,146

Net interest income	7,581	5,365	13,382	10,574

Noninterest income
Service charges	1,783	1,370	3,199	2,724
Investment and brokerage services	972	610	1,594	1,158
Mortgage banking income	299	559	508	964
Investment banking income	547	488	951	866
Equity investment gains (losses)	84	43	217	(25)
Card income	1,156	762	1,951	1,443
Trading account profits	413	93	416	207
Other income	186	337	321	618

Total noninterest income	5,440	4,262	9,157	7,955

Total revenue	13,021	9,627	22,539	18,529

Provision for credit losses	789	772	1,413	1,605

Gains on sales of debt securities	795	296	1,290	569

Noninterest expense
Personnel	3,639	2,695	6,401	5,154
Occupancy	621	498	1,109	970
Equipment	318	253	579	537
Marketing	367	238	648	468
Professional fees	180	281	327	406
Amortization of intangibles	201	54	255	108
Data processing	330	262	614	528
Telecommunications	183	137	334	261
Other general operating	1,237	647	2,226	1,358
Merger and restructuring charges	125	—	125	—

Total noninterest expense	7,201	5,065	12,618	9,790

Income before income taxes	5,826	4,086	9,798	7,703
Income tax expense	1,977	1,348	3,268	2,541

Net income	$3,849	$2,738	$6,530	$5,162

Net income available to common shareholders	$3,844	$2,737	$6,524	$5,160

Per common share information
Earnings	$1.89	$1.83	$3.76	$3.45

Diluted earnings	$1.86	$1.80	$3.70	$3.39

Dividends paid	$0.80	$0.64	$1.60	$1.28

Average common shares issued and outstanding (in thousands)	2,031,192	1,494,094	1,735,758	1,496,827

Average diluted common shares issued and outstanding (in thousands)	2,065,645	1,523,306	1,765,519	1,524,715

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$31,789	$27,084
Time deposits placed and other short-term investments	10,418	8,051
Federal funds sold and securities purchased under agreements to resell (includes $81,304 and $76,446 pledged as collateral)	81,437	76,492
Trading account assets (includes $27,026 and $18,722 pledged as collateral)	85,972	68,547
Derivative assets	32,241	36,507
Debt securities:
Available-for-sale (includes $61,383 and $20,858 pledged as collateral)	166,175	66,382
Held-to-maturity, at cost (market value - $483 and $254)	478	247

Total debt securities	166,653	66,629

Loans and leases	498,481	371,463
Allowance for loan and lease losses	(8,767)	(6,163)

Loans and leases, net of allowance	489,714	365,300

Premises and equipment, net	7,797	6,036
Mortgage servicing rights	3,005	2,762
Goodwill	44,672	11,455
Core deposit intangibles and other intangibles	3,922	908
Other assets	79,582	66,674

Total assets	$1,037,202	$736,445

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$154,061	$118,495
Interest-bearing	369,446	262,032
Deposits in foreign offices:
Noninterest-bearing	5,499	3,035
Interest-bearing	46,407	30,551

Total deposits	575,413	414,113

Federal funds purchased and securities sold under agreements to repurchase	119,264	78,046
Trading account liabilities	29,689	26,844
Derivative liabilities	20,519	24,526
Commercial paper and other short-term borrowings	69,495	42,478
Accrued expenses and other liabilities (includes $486 and $416 of Reserve for unfunded lending commitments)	28,682	27,115
Long-term debt	98,319	75,343

Total liabilities	941,381	688,465

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 2,292,013 and 1,269,600 shares	322	54
Common stock, $0.01 par value; authorized - 7,500,000,000 and 5,000,000,000 shares; issued and outstanding - 2,031,328,433 and 1,441,143,786 shares	45,654	14
Retained earnings	54,045	50,213
Accumulated other comprehensive loss	(3,862)	(2,148)
Other	(338)	(153)

Total shareholders’ equity	95,821	47,980

Total liabilities and shareholders’ equity	$1,037,202	$736,445

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Other	Total Share- holders’ Equity	Comprehensive Income
		Common Stock
		Shares	Amount
Balance, December 31, 2002	$58	1,500,691	$496	$48,517	$1,232	$16	$50,319
Net income				5,162			5,162	$5,162
Net unrealized gains on available-for-sale debt and marketable equity securities					307		307	307
Net unrealized gains on foreign currency translation adjustments					59		59	59
Net unrealized losses on derivatives					(1,849)		(1,849)	(1,849)
Cash dividends paid:
Common				(1,920)			(1,920)
Preferred				(2)			(2)
Common stock issued under employee plans and related tax benefits		44,239	2,591			(155)	2,436
Common stock repurchased		(48,700)	(3,157)	(382)			(3,539)
Conversion of preferred stock	(2)	84	2				—
Other		—	83	(1)		(39)	43

Balance, June 30, 2003	$56	1,496,314	$15	$51,374	$(251)	$(178)	$51,016	$3,679

Balance, December 31, 2003	$54	1,441,144	$14	$50,213	$(2,148)	$(153)	$47,980
Net income				6,530			6,530	$6,530
Net unrealized losses on available-for-sale debt and marketable equity securities					(2,025)		(2,025)	(2,025)
Net unrealized losses on foreign currency translation adjustments					(18)		(18)	(18)
Net unrealized gains on derivatives					329		329	329
Cash dividends paid:
Common				(2,796)			(2,796)
Preferred				(6)			(6)
Common stock issued under employee plans and related tax benefits		33,402	2,280			(183)	2,097
Stocks issued in acquisition(2)	271	593,364	46,480				46,751
Common stock repurchased		(36,683)	(3,076)	88			(2,988)
Conversion of preferred stock	(3)	101	1				(2)
Other			(45)	16		(2)	(31)

Balance, June 30, 2004	$322	2,031,328	$45,654	$54,045	$(3,862)	$(338)	$95,821	$4,816

(1)	At June 30, 2004 and December 31, 2003, Accumulated Other Comprehensive Income (Loss) included Net unrealized losses on available-for-sale debt and marketable equity securities of $2,095 and $70, respectively; Net unrealized losses on foreign currency translation adjustments of $184 and $166, respectively; and Net unrealized losses on derivatives of $1,479 and $1,808, respectively.
(2)	Includes adjustment for the fair value of outstanding FleetBoston Financial Corporation (FleetBoston) stock options of $862.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2004	2003
Operating activities
Net income	$6,530	$5,162
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,413	1,605
Gains on sales of debt securities	(1,290)	(569)
Depreciation and premises improvements amortization	477	447
Amortization of intangibles	255	108
Deferred income tax benefit	(11)	(227)
Net increase in trading and hedging instruments	(11,960)	(8,592)
Net (increase) decrease in other assets	3,060	(23,513)
Net increase (decrease) in accrued expenses and other liabilities	(7,933)	12,975
Other operating activities, net	(669)	1,698

Net cash used in operating activities	(10,128)	(10,906)

Investing activities
Net decrease in time deposits placed and other short-term investments	796	23
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	6,043	(19,436)
Proceeds from sales of available-for-sale debt securities	37,862	70,968
Proceeds from maturities of available-for-sale debt securities	12,613	17,569
Purchases of available-for-sale debt securities	(124,302)	(133,939)
Proceeds from maturities of held-to-maturity debt securities	5	747
Proceeds from sales of loans and leases	2,002	20,699
Other changes in loans and leases, net	(3,497)	(34,648)
Purchases and originations of mortgage servicing rights	(635)	(735)
Net (purchases) dispositions of premises and equipment	(585)	371
Proceeds from sales of foreclosed properties	97	30
Investment in unconsolidated subsidiary	—	(1,600)
Cash equivalents acquired net of purchase acquisitions	5,608	(100)
Other investing activities, net	(165)	1,200

Net cash used in investing activities	(64,158)	(78,851)

Financing activities
Net increase in deposits	21,266	35,477
Net increase in federal funds purchased and securities sold under agreements to repurchase	35,275	39,742
Net increase in commercial paper and other short-term borrowings	20,835	18,350
Proceeds from issuance of long-term debt and trust preferred securities	12,648	5,917
Retirement of long-term debt and trust preferred securities	(7,385)	(6,474)
Proceeds from issuance of common stock	2,170	2,451
Common stock repurchased	(2,988)	(3,539)
Cash dividends paid	(2,802)	(1,922)
Other financing activities, net	(9)	(59)

Net cash provided by financing activities	79,010	89,943

Effect of exchange rate changes on cash and cash equivalents	(19)	61

Net increase in cash and cash equivalents	4,705	247
Cash and cash equivalents at January 1	27,084	24,973

Cash and cash equivalents at June 30	$31,789	$25,220

Net transfers of loans and leases from loans held for sale (included in Other assets) to the loan portfolio for Asset and Liability Management (ALM) purposes amounted to $250 and $5,341 for the six months ended June 30, 2004 and 2003, respectively.

The fair values of noncash assets acquired and liabilities assumed in the merger with FleetBoston were $224,408 and $182,778, respectively.

Approximately 593 million shares of common stock, valued at approximately $45,622, were issued in connection with the merger with FleetBoston.

See accompanying notes to consolidated financial statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the United States and in selected international markets. At June 30, 2004, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), Bank of America, N.A. (USA) and Fleet National Bank.

On April 1, 2004, the Corporation acquired all of the outstanding stock of FleetBoston (the Merger). FleetBoston’s results of operations were included in the Corporation’s results beginning on April 1, 2004. The Merger was accounted for as a purchase. For informational and comparative purposes, certain tables have been expanded to include a column entitled FleetBoston, April 1, 2004. This represents balances acquired from FleetBoston as of April 1, 2004, including purchase accounting adjustments.

Note 1 – Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

The information contained in the consolidated financial statements is unaudited. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts were reclassified to conform to current period presentation and certain conforming accounting adjustments were made in conjunction with the Merger.

Business Combinations

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” (SFAS 141) requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.

Recently Issued Accounting Pronouncements

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over or creation of valuation allowances and initial accounting. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. SAB 105 had no impact on the Corporation’s results of operations or financial condition.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R). FIN 46R is an update of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The Corporation adopted FIN 46R as of March 31, 2004. Adoption of this rule did not have a material impact on the Corporation’s results of operations or financial condition. For additional information on VIEs, see Note 7 of the consolidated financial statements.

Stock-based Compensation

In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148), the Corporation provides disclosures as if the Corporation had adopted the fair value-based method of measuring all outstanding employee stock options during the three and six months ended June 30, 2004 and 2003 as indicated in the following table. The prospective method of accounting for stock options that the Corporation has elected to follow, as allowed by SFAS 148, recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per common share had the fair value-based method been applied to all outstanding and unvested awards for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data)	2004	2003	2004	2003
Net income (as reported)	$3,849	$2,738	$6,530	$5,162
Stock-based employee compensation expense recognized during period, net of related tax effects	43	21	78	38
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects(1)	(55)	(64)	(109)	(140)

Pro forma net income	$3,837	$2,695	$6,499	$5,060

As reported
Earnings per common share	$1.89	$1.83	$3.76	$3.45
Diluted earnings per common share	1.86	1.80	3.70	3.39
Pro forma
Earnings per common share	1.89	1.80	3.74	3.38
Diluted earnings per common share	1.86	1.77	3.68	3.32

(1)	Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense, included in Net income, for the three months ended June 30, 2004 and 2003 was $105 and $82, respectively, and for the six months ended June 30, 2004 and 2003 was $169 and $168, respectively.

Mortgage Servicing Rights

Pursuant to agreements between the Corporation and its counterparties, $2.2 billion of Excess Spread Certificates (the Certificates) were converted into mortgage servicing rights (MSRs) during the three months ended June 30, 2004. Prior to the conversion of the Certificates into MSRs, changes in the value of the Certificates and changes in the value of derivatives used for risk management of the Certificates were recognized as trading gains and losses. The Corporation recorded these MSRs at the Certificates’ fair market value on the date of the conversion. That value became their new cost basis. The Corporation accounts for MSRs at the lower of cost or market. Impairment is recognized as a reduction in Mortgage banking income. Except for Note 6 of the consolidated financial statements, prior to the conversion, what are now referred to as MSRs includes the Certificates. For additional information on the Certificates, see Note 1 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

The Corporation has discussed the prior accounting for the now terminated Certificates with the Securities and Exchange Commission Staff (the Staff). In the context of those discussions, on July 30, 2004, the Staff stated that it has concerns with respect to the intent and interpretation of certain contractual provisions in the Corporation’s earlier agreements that the Corporation believes supported its prior accounting treatment.

If the Corporation’s accounting treatment had been to treat the Certificates as MSRs and to record them at the lower of cost or market, rather than treat them as securities and mark them to market, the after-tax impact on reported annual results for 2001, 2002 and 2003 would have been $(28.1) million, $29.8 million and $(0.7) million, respectively. For each of the interim periods in 2002, 2003 and 2004, the after-tax impact on reported results would have been $(54.0) million, $79.5 million, $4.3 million, $0, $(1.4) million, $1.4 million, $(0.7) million, $0, $(0.7) million and $0, respectively. The Corporation continues to be in discussion with the Staff regarding the prior accounting.

When applying SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) hedge accounting for derivative financial instruments that have been designated to hedge MSRs, the Corporation’s documented hedge period is daily. Loans underlying the MSRs being hedged are stratified into pools that possess similar interest rate and prepayment risk exposures. The Corporation has designated the hedged risk as the change in the overall fair value of these stratified pools within a hedge period. The Corporation performs both prospective and retroactive hedge effectiveness evaluations, using regression analyses, to determine whether the hedge is expected to be highly effective at the inception of the hedge (prospective) and whether the hedge was actually effective during the reported period (retroactive).

Other derivatives are used as economic hedges of the MSRs, but are not designated as hedges under SFAS 133. These derivatives are marked to market and recognized through Mortgage banking income. Debt securities are also used as economic hedges of MSRs, but do not qualify as hedges under SFAS 133 and, therefore, are accounted for as available-for-sale (AFS) debt securities with realized gains recorded in Gains on sales of debt securities.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Note 2 - Merger-related Activity

Pursuant to the Agreement and Plan of Merger, dated October 27, 2003, by and between the Corporation and FleetBoston (the Merger Agreement), the Corporation acquired 100 percent of the outstanding stock of FleetBoston on April 1, 2004 in order to expand the Corporation’s presence in the Northeast. FleetBoston’s results of operations were included in the Corporation’s results beginning April 1, 2004.

As provided by the Merger Agreement, approximately 1.069 billion shares of FleetBoston common stock were exchanged for approximately 593 million shares of the Corporation’s common stock. At the date of the Merger this represented approximately 29 percent of the Corporation’s outstanding common stock. FleetBoston shareholders also received cash of $4 million instead of any fractional shares of the Corporation’s common stock that would have otherwise been issued on April 1, 2004. Holders of FleetBoston preferred stock received 1.1 million shares of the Coporation’s preferred stock. The Corporation’s preferred stock that was exchanged was valued using the book value of FleetBoston preferred stock. The depository shares underlying the FleetBoston preferred stock, each representing a one-fifth interest in the FleetBoston preferred stock prior to the Merger, now represent a one-fifth interest in a share of the Corporation’s preferred stock. FleetBoston shares totaling 15.7 million that were previously held by the Corporation were cancelled.

The Merger is being accounted for in accordance with SFAS 141. Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The final allocation of the purchase price will be determined after completion of a final analysis to determine the fair values of FleetBoston’s tangible and identifiable intangible assets and liabilities, and final decisions regarding integration activities.

(Dollars in millions)
Purchase price
FleetBoston common stock exchanged (in thousands)	1,068,635
Exchange ratio	0.5553

Total shares of the Corporation’s common stock exchanged (in thousands)	593,413
Purchase price per share of the Corporation’s common stock(1)	$76.88

Total value of the Corporation’s common stock exchanged		$45,622
FleetBoston preferred stock converted to the Corporation’s preferred stock		271
Fair value of outstanding stock options, direct acquisition costs and the effect of FleetBoston shares already owned by the Corporation		1,360

Total purchase price		$47,253

Allocation of the purchase price
FleetBoston stockholders’ equity		$19,329
FleetBoston goodwill and other intangible assets		(4,709)
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Securities		(35)
Loans and leases		(692)
Premises and equipment		(675)
Identified intangibles		3,243
Other assets and deferred income tax		95
Deposits		(313)
Commercial paper and other short-term borrowings		(1)
Other liabilities		(264)
Exit and termination liabilities		(680)
Long-term debt		(1,182)

Estimated fair value of net assets acquired		14,116

Estimated goodwill resulting from the Merger		$33,137

(1)	The value of the shares of common stock exchanged with FleetBoston shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, October 27, 2003, the date of the Merger Agreement.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the Merger taken place at January 1, 2003. For more information on the unaudited pro forma condensed combined financial information, refer to the Form 8-K/A filed by the Corporation with the Securities and Exchange Commission on July 14, 2004.

	Three Months Ended June 30 2003	Six Months Ended June 30
(Dollars in million except per common share information)		2004	2003
Net interest income	$7,029	$15,169	$13,974
Noninterest income	5,509	10,675	10,417
Provision for credit losses	1,057	1,413	2,170
Gains on sales of debt securities	332	1,339	639
Noninterest expense	6,817	14,731	13,277
Income before income taxes	4,996	11,039	9,583
Net income	3,284	7,290	6,293

Per common share information
Earnings	$1.58	$3.58	$3.02
Diluted earnings	1.56	3.53	2.99

Average common shares issued and outstanding (in thousands)	2,075,761	2,033,065	2,078,294

Average diluted common shares issued and outstanding (in thousands)	2,106,836	2,067,878	2,107,583

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the Consolidated Statement of Income, and consist only of incremental costs to integrate Bank of America and FleetBoston’s operations. These charges represent costs associated with one-time Merger integration activities that do not represent on-going costs of the fully integrated combined organization.

(Dollars in millions)	Three Months Ended June 30, 2004
Severance and employee-related charges	$64
System integrations and related charges	29
Other	32

Total Merger and restructuring charges	$125

Exit Costs and Restructuring Reserves

On April 1, 2004, $680 million of liabilities for FleetBoston’s exit and termination costs were recorded as purchase accounting adjustments resulting in an increase in Goodwill. Included in the $680 million are $507 million for severance, relocation and other employee-related expenses, $168 million for contract terminations, and $5 million for other charges. Through June 30, 2004, cash payments of $62 million have been charged against this liability including $59 million of severance, relocation and other employee-related expenses, and $3 million of contract terminations.

Restructuring charges through June 30, 2004 includes the establishment of a reserve for legacy Bank of America associate severance and other employee-related expenses of $64 million. Through June 30, 2004, cash payments of $10 million have been charged against this accrual.

Payments under these reserves are expected to be substantially completed by the end of 2005.

Exit Cost and Restructuring Reserves

	Three Months Ended June 30, 2004
(Dollars in millions)	Exit Costs Reserves(1)	Restructuring Reserves(2)
Balance, March 31, 2004	$—	$—
FleetBoston exit costs	680	—
Restructuring charges	—	64
Cash payments	(62)	(10)

Balance, June 30, 2004	$618	$54

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.
(2)	Restructuring reserve established by a charge to income.

Note 3—Trading Account Assets and Liabilities

The Corporation engages in a variety of trading–related activities that are either for clients or its own account.

The following table presents the fair values of the components of trading account assets and liabilities at June 30, 2004 and December 31, 2003. The column entitled FleetBoston April 1, 2004 represents the trading account assets and liabilities which were acquired as of April 1, 2004.

(Dollars in millions)	June 30 2004	December 31 2003	FleetBoston April 1, 2004
Trading account assets
U.S. government and agency securities	$22,959	$16,073	$561
Corporate securities, trading loans, and other	28,789	25,647	353
Equity securities	13,881	11,445	2
Mortgage trading loans and asset-backed securities	13,116	8,221	2,199
Foreign sovereign debt	7,227	7,161	94

Total	$85,972	$68,547	$3,209

Trading account liabilities
U.S. government and agency securities	$9,844	$7,304	$64
Equity securities	9,082	8,863	—
Corporate securities, trading loans, and other	6,883	5,379	356
Foreign sovereign debt	3,831	5,276	—
Mortgage trading loans and asset-backed securities	49	22	355

Total	$29,689	$26,844	$775

Note 4—Derivatives

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

The following table presents the contract/notional and credit risk amounts at June 30, 2004 and December 31, 2003 of the Corporation’s derivative positions held for trading and hedging purposes. The table also includes the contract/notional and credit risk amounts at April 1, 2004 of the derivative positions acquired from FleetBoston. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements. The Corporation held $19.1 billion of collateral on derivative positions, of which $13.2 billion could be applied against credit risk at June 30, 2004.

Derivatives (1)

	June 30, 2004		December 31, 2003		FleetBoston April 1, 2004
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$10,152,120	$12,313	$8,873,600	$14,893	$105,366	$1,671
Futures and forwards	2,331,063	293	2,437,907	633	18,383	2
Written options	1,096,100	—	1,174,014	—	104,118	—
Purchased options	1,262,335	2,733	1,132,486	3,471	159,408	91
Foreign exchange contracts
Swaps	264,103	4,421	260,210	4,473	9,928	307
Spot, futures and forwards	1,015,113	2,376	775,105	4,202	33,941	403
Written options	139,937	—	138,474	—	2,854	—
Purchased options	133,127	390	133,512	669	2,776	58
Equity contracts
Swaps	28,243	694	30,850	364	1,026	127
Futures and forwards	3,353	—	3,234	—	—	—
Written options	32,039	—	25,794	—	779	—
Purchased options	29,776	5,910	24,119	5,370	811	55
Commodity contracts
Swaps	13,250	2,248	15,491	1,554	—	—
Futures and forwards	6,241	10	5,726	—	275	—
Written options	10,815	—	11,695	—	—	—
Purchased options	6,793	448	7,223	294	—	—
Credit derivatives	266,588	405	136,788	584	29,763	75

Total derivative assets		$32,241		$36,507		$2,789

(1)	Includes both long and short derivative positions.

The average fair value of derivative assets for both the six months ended June 30, 2004 and 2003 was $36.4 billion. The average fair value of derivative liabilities for the six months ended June 30, 2004 and 2003 was $24.2 billion and $24.6 billion, respectively. Included in the average fair value of derivative assets and liabilities at June 30, 2004 was $1.1 billion and $818 million, respectively, from the addition of derivatives acquired from FleetBoston.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. The Corporation also uses various types of interest rate contracts to protect against changes in the cash flows of its variable-rate assets and liabilities, and anticipated transactions. During the next 12 months, net losses on derivative instruments included in Accumulated other comprehensive income (OCI), of approximately $85 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease revenue or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s hedging activities for the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30
(Dollars in millions)	2004	2003
Fair value hedges
Hedge ineffectiveness recognized in earnings(1)	$5	$—
Net gain (loss) excluded from assessment of effectiveness(2)	(8)	(94)
Cash flow hedges
Hedge ineffectiveness recognized in earnings(3)	95	13
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within Accumulated other comprehensive income	66	(137)

(1)	Included $(2) recorded in Net interest income and $7 recorded in Mortgage banking income in the Consolidated Statement of Income for the six months ended June 30, 2004.
(2)	Included $(5) and $(94), respectively, recorded in Net interest income and $(3) and $0, respectively, recorded in Mortgage banking income in the Consolidated Statement of Income for the six months ended June 30, 2004 and 2003.
(3)	Included in Mortgage banking income in the Consolidated Statement of Income.

Note 5—Outstanding Loans and Leases, and Allowance for Credit Losses

Outstanding loans and leases at June 30, 2004 and December 31, 2003, and balances acquired from FleetBoston on April 1, 2004 were:

(Dollars in millions)	June 30 2004	December 31 2003	FleetBoston April 1, 2004
Commercial - domestic	$121,317	$91,491	$31,796
Commercial - foreign	18,256	10,754	9,160
Commercial real estate(1)	30,955	19,367	9,982
Commercial lease financing	20,379	9,692	10,720

Total commercial	190,907	131,304	61,658

Residential mortgage	173,600	140,513	34,571
Home equity lines	42,315	23,859	13,799
Direct/Indirect consumer	39,252	33,415	6,113
Consumer finance(2)	7,873	7,558	1,272
Credit card	44,534	34,814	6,848

Total consumer	307,574	240,159	62,603

Total	$498,481	$371,463	$124,261

(1)	Includes domestic and foreign commercial real estate loans of $30,519 and $436 at June 30, 2004, respectively, and $19,043 and $324 at December 31, 2004, respectively.
(2)	Includes foreign consumer and consumer lease financing of $3,268 and $867 at June 30, 2004, respectively, and $1,969 and $1,684 at December 31, 2003, respectively.

The following table presents the recorded investment in specific loans, without consideration to the specific component of the allowance for loan and lease losses, that were considered individually impaired in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” (SFAS 114) at June 30, 2004 and December 31, 2003, and balances acquired from FleetBoston on April 1, 2004. SFAS 114 impairment includes performing troubled debt restructurings, and excludes all commercial leases.

(Dollars in millions)	June 30 2004	December 31 2003	FleetBoston April 1, 2004
Commercial - domestic	$1,260	$1,404	$349
Commercial - foreign	495	581	480
Commercial real estate	113	153	85

Total impaired loans	$1,868	$2,138	$914

At both June 30, 2004 and December 31, 2003, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $2.9 billion. Nonperforming securities, which are primarly related to international securities, were obtained through troubled debt restructurings and amounted to $156 million at June 30, 2004. There were no nonperforming securities at December 31, 2003. The increase from December 31, 2003 was due to the addition of FleetBoston. Foreclosed properties amounted to $144 million and $148 million at June 30, 2004 and December 31, 2003, respectively. In addition, included in Other assets was $103 million and $202 million of nonperforming assets at June 30, 2004 and December 31, 2003, respectively.

The following table summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Allowance for loan and lease losses, beginning of period	$6,080	$6,421	$6,163	$6,358

Addition of FleetBoston allowance, April 1, 2004	2,763	—	2,763	—
Loans and leases charged off	(1,092)	(933)	(1,985)	(1,915)
Recoveries of loans and leases previously charged off	263	161	436	310

Net charge-offs	(829)	(772)	(1,549)	(1,605)

Provision for loan and lease losses	789	729	1,428	1,623
Transfers(1)	(36)	(12)	(38)	(10)

Allowance for loan and lease losses, June 30	$8,767	$6,366	$8,767	$6,366

Reserve for unfunded lending commitments, beginning of period	$401	$432	$416	$493
Addition of FleetBoston reserve, April 1, 2004	85	—	85	—
Provision for unfunded lending commitments	—	43	(15)	(18)

Reserve for unfunded lending commitments, June 30	$486	$475	$486	$475

Total	$9,253	$6,841	$9,253	$6,841

(1)	Includes transfers related to loans moved to the held for sale portfolio.

Note 6—Mortgage Servicing Rights

The Corporation has retained MSRs from the sale or securitization of mortgage loans. The activity in MSRs for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Balance, beginning of period	$ 425	$442	$ 479	$499

Additions	2,542	74	2,625	120
Amortization	(56)	(39)	(84)	(82)
Change in value attributed to hedged risk(1)	15	—	15	—
Other, net(2)	79	(82)	(30)	(142)

Balance, June 30	$3,005	$395	$3,005	$395

(1)	Includes $7 gain on hedge ineffectiveness for the three and six months ended June 30, 2004.
(2)	Represents fair value adjustments to the MSRs. The $79 adjustment during the three months ended June 30, 2004 represents a recovery of previous market value writedowns.

The estimated fair value of MSRs was $3.0 billion and $479 million at June 30, 2004 and December 31, 2003, respectively. The additions during the three and six months ended June 30, 2004 include $2.2 billion of MSRs as a result of the conversion of Certificates discussed in Note 1 of the consolidated financial statements.

At June 30, 2004, key economic assumptions and the sensitivities of the valuations of the MSRs to immediate changes in those assumptions were analyzed. The sensitivity analysis included the impact on fair value of modeled prepayment and discount rate changes under favorable and adverse conditions. The discount rate is the rate used to calculate the present value of the expected future servicing cash flows associated with the MSRs. A decrease of 10 percent and 20 percent in modeled prepayments would result in an increase in value of $125 million and $262 million, respectively, and an increase in modeled prepayments of 10 percent and 20 percent would result in a decrease in value of $115 million and $220 million, respectively. A decrease of 100 and 200 basis points (bps) in the discount rate would result in an increase in value of $126 million and $263 million, respectively, and an increase in the discount rate of 100 and 200 bps would result in a decrease in value of $116 million and $224 million, respectively.

Note 7—Special Purpose Financing Entities

Securitizations

The Corporation securitizes assets and may retain a portion or all of the securities, subordinated tranches, interest-only strips and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Those assets may be serviced by the Corporation or by third parties to whom the servicing has been sold.

Variable Interest Entities

In December 2003, the FASB issued FIN 46R that addresses VIEs. FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The Corporation early adopted FIN 46 in July 2003 and adopted FIN 46R on March 31, 2004. As a result of the adoption of FIN 46R, there was no material impact on the Corporation’s results of operations or financial condition. At June 30, 2004, the consolidated assets and liabilities of one multi-seller asset-backed commercial paper conduit were reflected in AFS debt securities, Other assets, and Commercial paper and other short-term borrowings in the Global Corporate and Investment Banking business segment. At June 30, 2004, the Corporation held $5.3 billion of assets of this entity while the Corporation’s maximum loss exposure associated with this entity including unfunded lending commitments was approximately $6.5 billion.

Additionally, the Corporation had significant involvement with other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns, or both. These entities facilitate client transactions, and the Corporation typically functions as administrator for these entities and provides either liquidity and letters of credit or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles. The Corporation typically obtains variable interests in these types of entities at the inception of the transaction. Total assets of these entities at June 30, 2004 and December 31, 2003 were approximately $35.1 billion and $36.9 billion, respectively; revenues associated with administration, liquidity, letters of credit and other services were approximately $62 million and $95 million for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and December 31, 2003, the Corporation’s maximum loss exposure associated with these VIEs was approximately $34.2 billion and $28.7 billion, respectively, which is net of amounts syndicated.

Additionally, the Corporation had contractual relationships with other VIEs that engaged in leasing or lending activities and were consolidated by the Corporation prior to FIN 46. The amount of assets of these entities at June 30, 2004 and December 31, 2003 was $2.3 billion and $1.5 billion, respectively, and the Corporation’s maximum loss exposure was $2.0 billion and $1.3 billion, respectively.

Management does not believe losses resulting from its involvement with the entities discussed above will be significant. See Notes 1 and 9 of the Corporation’s 2003 Annual Report for additional discussion of special purpose financing entities.

Note 8—Goodwill and Other Intangibles

At June 30, 2004 and December 31, 2003, allocated goodwill was $21.9 billion and $6.0 billion in Consumer and Small Business Banking, respectively, $13.3 billion and $1.1 billion in Commercial Banking, respectively, $4.5 billion and $2.0 billion in Global Corporate and Investment Banking, respectively, $4.6 billion and $2.2 billion in Wealth and Investment Management, respectively, and $374 million and $135 million in Corporate Other, respectively. The increases from December 31, 2003 were due to the Merger.

The gross carrying value and accumulated amortization related to core deposit intangibles and other intangibles at June 30, 2004 and December 31, 2003 are presented below:

	June 30, 2004		December 31, 2003
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit intangibles	$3,669	$1,071	$1,495	$886
Other intangibles	1,882	558	787	488

Total	$5,551	$1,629	$2,282	$1,374

As a result of the Merger, the Corporation recorded $2.2 billion of core deposit intangibles and $1.1 billion of other intangibles. As of June 30, 2004, the weighted average amortization period for each the core deposit intangibles and other intangibles was approximately 10 years.

Amortization expense on core deposit intangibles and other intangibles was $201 million and $54 million for the three months ended June 30, 2004 and 2003, respectively, and $255 million and $108 million for the six months ended June 30, 2004 and 2003, respectively. The Corporation estimates that aggregate amortization expense will be approximately $198 million and $194 million for the third and fourth quarters of 2004, respectively. In addition, the Corporation estimates that aggregate amortization expense will be $741 million, $678 million, $542 million, $445 million and $342 million for 2005, 2006, 2007, 2008 and 2009, respectively.

Note 9—Commitments and Contingencies

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $12.7 billion and $10.4 billion at June 30, 2004 and December 31, 2003, respectively. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at June 30, 2004 and December 31, 2003 was $571 million and $418 million, respectively.

(Dollars in millions)	June 30 2004	December 31 2003	FleetBoston April 1, 2004
Loan commitments(1)	$286,441	$211,781	$74,903
Standby letters of credit and financial guarantees	41,841	31,150	12,914
Commercial letters of credit	6,056	3,260	1,689

Legally binding commitments	334,338	246,191	89,506
Credit card lines	180,098	93,771	77,997

Total	$514,436	$339,962	$167,503

(1)	Equity commitments of $2,433 and $1,678 related to obligations to fund existing equity investments were included in loan commitments at June 30, 2004 and December 31, 2003, respectively. Included in loan commitments at June 30, 2004, were $1,006 of equity commitments related to obligations to fund existing equity investments acquired from FleetBoston.

Other Commitments

Interest rate lock commitments associated with mortgages are commitments to extend credit at a specified interest rate and are recorded as derivatives at fair value with changes in fair value recorded in the Consolidated Statement of Income.

At June 30, 2004 and December 31, 2003, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $11.9 billion and $13.7 billion, respectively, were not included in credit card line commitments in the previous table. The outstandings related to these charge cards were $285 million and $233 million, respectively.

At June 30, 2004, the Corporation had whole mortgage loan purchase commitments of $6.6 billion, of which $5.0 billion settled in July 2004, and $1.6 billion will settle in August 2004. At December 31, 2003, the Corporation had whole mortgage loan purchase commitments of $4.6 billion, all of which were settled in January and February 2004. At June 30, 2004 and December 31, 2003, the Corporation had no forward whole mortgage loan sale commitments.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA)-governed pension plans such as 401(k) plans, 457 plans, etc. At June 30, 2004 and December 31, 2003, the notional amount of these guarantees totaled $24.8 billion and $24.9 billion, respectively, with estimated maturity dates between 2006 and 2034. As of June 30, 2004 and December 31, 2003, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. At June 30, 2004 and December 31, 2003, the notional amount of these guarantees totaled $9.9 billion and $7.4 billion, respectively; however, at June 30, 2004 and December 31, 2003, the Corporation had not made a payment under these products, and management believes that the probability of payments under these guarantees is remote. These guarantees have various maturities ranging from 2006 to 2011.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $1.6 billion and $1.3 billion at June 30, 2004 and December 31, 2003, respectively. The estimated maturity dates of these obligations are between 2004 and 2025. At June 30, 2004 and December 31, 2003, the Corporation had made no material payments under these products.

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the six months ended June 30, 2004 and the full year ended December 31, 2003, the Corporation processed $42.8 billion and $71.8 billion, respectively, of transactions and recorded losses as a result of these chargebacks of $2 million and $6 million, respectively. At June 30, 2004 and December 31, 2003, the Corporation held as collateral approximately $314 million and $182 million, respectively, of merchant escrow deposits which the Corporation has the right to set off against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and MasterCard® for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2004 and December 31, 2003, the maximum potential exposure totaled approximately $30.8 billion and $25.0 billion, respectively.

For additional information on recourse obligations related to mortgage loans sold and other guarantees related to securitizations, see Note 13 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Litigation and Regulatory Matters

The following disclosure supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Current Reports on Form 8-K filed since December 31, 2003 and the quarterly report on Form 10-Q for the quarter ended March 31, 2004.

Parmalat Finanziera SpA and its related entities (Parmalat)

Preliminary hearings regarding the previously reported charge against the Corporation in the Court of Milan, Italy have been scheduled for October 5 and 25, 2004.

On June 21, 2004, Extraordinary Commissioner Dr. Enrico Bondi filed with the Italian Ministry of Production Activities a plan of reorganization for the restructuring of the companies of the Parmalat group that are included in the Italian extraordinary administration proceeding.

On March 5, 2004, a First Amended Complaint (the “First Amended Complaint”) was filed in a putative class action pending in the United States District Court for the Southern District of New York entitled Southern Alaska Carpenters Pension Fund et al. v. Bonlat Financing Corporation et al., which names the Corporation as a defendant. The First Amended Complaint alleges causes of action against the Corporation by Southern Alaska Carpenters Pension Fund on behalf of all similarly situated purchasers of Parmalat’s debt and securities for the Corporation’s involvement in various Parmalat related transactions that are alleged to have been in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under such statute, and controlling person liability under Section 20 of the Exchange Act.

WorldCom

On May 7, 2004, defendants Citigroup, Inc., Citigroup Global Markets, Inc., formerly known as Salomon Smith Barney, Inc., Citigroup Global Markets Limited, formerly known as Salomon Brothers International Limited, and Jack B. Grubman (the “Citigroup Defendants”) entered into a Memorandum of Agreement with lead plaintiffs in the Worldcom, Inc. Securities Litigation class action to settle all claims held by the class against the Citigroup Defendants in exchange for payment of $2.65 billion. The Memorandum of Agreement extended an offer of settlement to the remaining underwriter defendants in the WorldCom class action, including Banc of America Securities LLC (BAS) and Banc of America Securities Limited (BASL), on the same terms as the Citigroup Defendants, modified to reflect each underwriter’s proportionate share of the relevant offerings. The offer expired by its terms on June 24, 2004, without any underwriter, including BAS and BASL, accepting the terms of the settlement offer.

Note 10 - Shareholders’ Equity and Earnings Per Common Share

The change in Accumulated OCI includes pre-tax net unrealized losses related to AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives and other of $1.6 billion and $1.8 billion for the six months ended June 30, 2004 and 2003, respectively. The change in Accumulated OCI also includes adjustments for gains (losses) in the Consolidated Statement of Income during the current period that had been included in Accumulated OCI in previous period ends. Pre-tax adjustments for gains included in the Consolidated Statement of Income for the six months ended June 30, 2004 and 2003 were $1.2 billion and $475 million, respectively. The adjusted pre-tax net unrealized losses in Accumulated OCI were $2.8 billion with a related income tax benefit of $1.1 billion for the six months ended June 30, 2004 compared to $2.3 billion and $798 million, respectively, for the same period in 2003.

The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003 is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2004	2003	2004	2003
Earnings per common share
Net income	$3,849	$2,738	$6,530	$5,162
Preferred stock dividends	(5)	(1)	(6)	(2)

Net income available to common shareholders	$3,844	$2,737	$6,524	$5,160

Average common shares issued and outstanding	2,031,192	1,494,094	1,735,758	1,496,827

Earnings per common share	$1.89	$1.83	$3.76	$3.45

Diluted earnings per common share
Net income available to common shareholders	$3,844	$2,737	$6,524	$5,160
Preferred stock dividends	5	1	6	2

Net income available to common shareholders and assumed conversions	$3,849	$2,738	$6,530	$5,162

Average common shares issued and outstanding	2,031,192	1,494,094	1,735,758	1,496,827
Dilutive potential common shares(1, 2)	34,453	29,212	29,761	27,888

Total diluted average common shares issued and outstanding	2,065,645	1,523,306	1,765,519	1,524,715

Diluted earnings per common share	$1.86	$1.80	$3.70	$3.39

(1)	For the three and six months ended June 30, 2004, average options to purchase 5 million and 27 million shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and six months ended June 30, 2003, average options to purchase 13 million and 16 million shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive.
(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units, restricted stock shares and stock options.

The Corporation’s Board of Directors approved a 2-for-1 stock split in the form of a common stock dividend and increased the quarterly cash dividends 12.5 percent from $0.80 to $0.90 per pre-split share, which will be $0.45 per share after the stock split. The common stock dividend will be effective August 27, 2004 to common shareholders of record on August 6, 2004 and the cash dividend will be effective September 24, 2004 to common shareholders of record on September 3, 2004.

Earnings per common share and diluted earnings per common share, on a pro forma basis to reflect the effect of the 2-for-1 stock split, for the three and six months ended June 30, 2004 and 2003 is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Shares in thousands)	2004	2003	2004	2003
Pro forma average common shares issued and outstanding	4,062,384	2,988,188	3,471,516	2,993,654
Pro forma earnings per common share	$0.95	$0.92	$1.88	$1.72
Pro forma diluted average common shares issued and outstanding	4,131,290	3,046,612	3,531,038	3,049,430
Pro forma diluted earnings per common share	$0.93	$0.90	$1.85	$1.69

Earnings per common share and diluted earnings per common share, on a restated basis to reflect the effect of the 2-for-1 stock split, for the three months ended March 31, 2004 and 2003 is presented below.

	Three Months Ended March 31
(Shares in thousands)	2004	2003
Pro forma average common shares issued and outstanding	2,880,306	2,998,810
Pro forma earnings per common share	$0.93	$0.81
Pro forma diluted average common shares issued and outstanding	2,933,402	3,052,576
Pro forma diluted earnings per common share	$0.91	$0.79

Note 11 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory, nonqualified pension plans and postretirement health and life plans. A detailed discussion of these plans is provided in Note 16 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Net periodic benefit cost of the Corporation’s plans for the three months ended June 30, 2004 and 2003, included the following components:

	Qualified Pension Plan		Nonqualified Pension Plans		Postretirement Health and Life Plans
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$52	$49	$6	$6	$2	$2
Interest cost	136	129	12	12	18	17
Expected return on plan assets	(197)	(182)	—	—	(4)	(3)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost	13	14	—	1	—	1
Recognized net actuarial loss	26	12	2	4	21	23

Net periodic benefit cost	$30	$22	$20	$23	$45	$48

Net periodic benefit cost of the Corporation’s plans for the six months ended June 30, 2004 and 2003, included the following components:

	Qualified Pension Plan		Nonqualified Pension Plans		Postretirement Health and Life Plans
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$106	$98	$13	$12	$5	$5
Interest cost	266	258	23	21	35	34
Expected return on plan assets	(387)	(366)	—	—	(7)	(7)
Amortization of transition obligation	—	—	—	—	16	16
Amortization of prior service cost	27	28	1	2	—	2
Recognized net actuarial loss	46	24	7	5	43	45

Net periodic benefit cost	$58	$42	$44	$40	$92	$95

The Corporation previously disclosed that it expected to contribute at least a combined $87 million to its Qualified Pension Plan, Nonqualified Pension Plans and Postretirement Health and Life Plans in 2004. At June 30, 2004, the Corporation now expects to contribute at least a combined $63 million. At June 30, 2004, the Corporation had contributed $34 million to these plans.

As a result of the Merger, the Corporation assumed the obligations related to the plans of former FleetBoston. These plans are substantially similar to the legacy Bank of America plans discussed above. Net periodic benefit cost of the former FleetBoston plans for the three months ended June 30, 2004 included the following components:

	Three Months Ended June 30, 2004
(Dollars in millions)	Qualified Pension Plan	Nonqualified Pension Plans	Postretirement Health and Life Plans
Components of net periodic benefit cost
Service cost	$15	$—	$—
Interest cost	30	6	3
Expected return on plan assets	(47)	—	(1)

Net periodic benefit cost	$(2)	$6	$2

The Corporation expects to contribute at least an aggregate of $41 million to the former FleetBoston plans during 2004. At June 30, 2004, the Corporation had contributed $11 million to these plans.

Note 12 – Business Segment Information

In connection with the Merger, the Corporation realigned its business segment reporting to reflect the business model of the combined company. Prior period information has been reclassified to conform to the current period presentation. The Corporation reports the results of its operations through four business segments: Consumer and Small Business, Commercial Banking, Global Corporate and Investment Banking, and Wealth and Investment Management. Certain operating segments have been aggregated into a single business segment. The Corporation may periodically reclassify business segment results based on modifications to its management reporting and profitability measurement methodologies and changes in organizational alignment.

Consumer and Small Business provides a diversified range of products and services to individuals and small businesses through multiple delivery channels. Commercial Banking primarily provides commercial lending and treasury management services to middle market companies. Global Corporate and Investment Banking provides capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for our clients as well as traditional bank deposit and loan products, treasury management and payment services to large corporations and institutional clients. Wealth and Investment Management offers investment, fiduciary and comprehensive banking and credit expertise, asset management services to institutional clients, high-net-worth individuals and retail customers, investment, securities and financial planning services to affluent and high-net-worth individuals, and retail clearing services for broker/dealers.

Corporate Other consists primarily of Equity Investments, Latin America, noninterest income (primarily from the sale of debt securities and whole loan mortgages) and noninterest expense associated with the ALM process, and the results of certain consumer finance and commercial lending businesses that are being liquidated. Latin America consists of the Corporation’s full-service Latin American operations in Brazil, Argentina and Chile, but excludes Mexico.

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

The following tables present results of operations, selected performance ratios and selected average balance sheet categories for the three and six months ended June 30, 2004 and 2003 for each business segment.

Business Segment Summary
For the three months ended June 30

	Total Corporation		Consumer and Small Business(1)		Commercial Banking(1)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$7,751	$5,524	$4,508	$2,992	$1,238	$789
Noninterest income	5,440	4,262	2,641	2,232	503	355

Total revenue	13,191	9,786	7,149	5,224	1,741	1,144
Provision for credit losses	789	772	661	405	6	116
Gains (losses) on sales of debt securities	795	296	(2)	2	—	—
Amortization of intangibles	201	54	139	37	26	5
Other noninterest expense	7,000	5,011	3,332	2,551	688	435

Income before income taxes	5,996	4,245	3,015	2,233	1,021	588
Income tax expense	2,147	1,507	1,105	825	379	210

Net income	$3,849	$2,738	$1,910	$1,408	$642	$378

Shareholder value added	$1,591	$1,414	$1,036	$1,130	$59	$173
Net interest yield (fully taxable-equivalent basis)	3.29%	3.33%	5.22%	5.07%	3.44%	3.23%
Return on average equity	16.63	21.86	20.74	49.19	11.60	19.78
Efficiency ratio (fully taxable-equivalent basis)	54.59	51.76	48.54	49.54	41.04	38.44
Average:
Total loans and leases	$497,158	$350,279	$145,830	$91,497	$139,032	$93,598
Total assets	1,108,307	775,084	381,768	252,293	167,087	103,711
Total deposits	582,305	405,307	339,569	236,625	59,605	30,751
Common equity/Allocated equity	92,943	50,212	37,047	11,482	22,246	7,675

For the three months ended June 30
	Global Corporate and Investment Banking (1)		Wealth and Investment Management(1)		Corporate Other(2)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$1,140	$1,081	$672	$501	$193	$161
Noninterest income	1,490	1,032	841	486	(35)	157

Total revenue	2,630	2,113	1,513	987	158	318
Provision for credit losses	(21)	89	11	5	132	157
Gains (losses) on sales of debt securities	(4)	(4)	—	—	801	298
Amortization of intangibles	13	6	19	5	4	1
Other noninterest expense	1,989	1,382	868	503	123	140

Income before income taxes	645	632	615	474	700	318
Income tax expense	216	219	223	174	224	79

Net income	$429	$413	$392	$300	$476	$239

Shareholder value added	$145	$177	$172	$186	$179	$(252)
Net interest yield (fully taxable-equivalent basis)	1.62%	1.94%	3.33%	3.73%	n/m	n/m
Return on average equity	15.91	18.78	18.03	27.73	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	76.12	65.74	58.66	51.50	n/m	n/m
Average:
Total loans and leases	$38,125	$38,475	$44,107	$37,617	$130,064	$89,092
Total assets	342,810	276,710	88,306	57,219	128,336	85,151
Total deposits	81,060	66,809	77,069	51,892	25,002	19,230
Common equity/Allocated equity	10,831	8,817	8,746	4,342	14,073	17,896

Business Segment Summary (continued)
For the six months ended June 30
	Total Corporation		Consumer and Small Business (1)		Commercial Banking (1)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$13,721	$10,885	$7,893	$5,778	$2,064	$1,561
Noninterest income	9,157	7,955	4,338	4,203	881	642

Total revenue	22,878	18,840	12,231	9,981	2,945	2,203
Provision for credit losses	1,413	1,605	1,097	822	33	238
Gains (losses) on sales of debt securities	1,290	569	(1)	11	—	—
Amortization of intangibles	255	108	176	73	31	11
Other noninterest expense	12,363	9,682	6,018	5,016	1,142	875

Income before income taxes	10,137	8,014	4,939	4,081	1,739	1,079
Income tax expense	3,607	2,852	1,818	1,515	633	385

Net income	$6,530	$5,162	$3,121	$2,566	$1,106	$694

Shareholder value added	$2,996	$2,554	$1,867	$2,013	$366	$280
Net interest yield (fully taxable-equivalent basis)	3.26%	3.42%	5.34%	4.99%	3.38%	3.25%
Return on average equity	18.53	20.90	24.01	45.11	15.78	17.96
Efficiency ratio (fully taxable-equivalent basis)	55.15	51.96	50.64	50.99	39.83	40.19
Average:
Total loans and leases	$435,618	$347,983	$122,119	$91,575	$117,805	$92,518
Total assets	978,967	744,602	321,791	249,067	137,237	102,300
Total deposits	503,690	395,587	290,978	233,554	47,120	30,122
Common equity/Allocated equity	70,787	49,780	26,146	11,472	14,096	7,790

For the six months ended June 30
	Global Corporate and Investment Banking (1)		Wealth and Investment Management (1)		Corporate Other (2)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$2,178	$2,239	$1,279	$965	$307	$342
Noninterest income	2,615	2,098	1,329	929	(6)	83

Total revenue	4,793	4,337	2,608	1,894	301	425
Provision for credit losses	(120)	337	2	5	401	203
Gains (losses) on sales of debt securities	(11)	(17)	—	—	1,302	575
Amortization of intangibles	19	12	24	10	5	2
Other noninterest expense	3,519	2,673	1,570	983	114	135

Income before income taxes	1,364	1,298	1,012	896	1,083	660
Income tax expense	472	451	369	329	315	172

Net income	$892	$847	$643	$567	$768	$488

Shareholder value added	$409	$367	$286	$340	$68	$(446)
Net interest yield (fully taxable-equivalent basis)	1.60%	2.04%	3.47%	3.73%	n/m	n/m
Return on average equity	19.57	18.93	18.57	26.31	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	73.81	61.90	61.15	52.43	n/m	n/m
Average:
Total loans and leases	$33,521	$40,931	$41,270	$37,945	$120,903	$85,014
Total assets	328,070	271,284	79,408	55,427	112,461	66,524
Total deposits	75,081	67,024	70,768	50,288	19,743	14,599
Common equity/Allocated equity	9,164	9,026	6,961	4,346	14,420	17,146

n/m = not meaningful

(1)	There were no material intersegment revenues among the segments.
(2)	Equity in Corporate Other represents equity of the Corporation not allocatted to the business segments.

Reconciliations of the four business segments’ revenue and net income to consolidated totals follow:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Segments’ revenue	$13,033	$9,468	$22,577	$18,415
Adjustments:
Revenue associated with unassigned capital	85	158	204	321
ALM activities(1)	(22)	232	(40)	396
Latin America	269	13	278	32
Equity investments	—	(11)	(19)	(118)
Liquidating businesses	75	50	159	160
Fully taxable-equivalent basis adjustment	(170)	(159)	(339)	(311)
Other	(249)	(124)	(281)	(366)

Consolidated revenue	$13,021	$9,627	$22,539	$18,529

Segments’ net income	$3,373	$2,499	$5,762	$4,674
Adjustments, net of taxes:
Earnings associated with unassigned capital	56	106	136	215
ALM activities(1, 2)	520	347	834	640
Latin America	66	(47)	32	(19)
Equity investments	(18)	(26)	(47)	(112)
Liquidating businesses	56	(29)	25	(24)
Other	(204)	(112)	(212)	(212)

Consolidated net income	$3,849	$2,738	$6,530	$5,162

(1)	Includes whole mortgage loan sale gains.
(2)	Includes Gains on sales of debt securities of $529 and $200 for the three months ended June 30, 2004 and 2003, respectively and $868 and $385 for the six months ended June 30, 2004 and 2003, respectively.

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

The Corporation, headquartered in Charlotte, North Carolina, operates in 29 states and the District of Columbia and has offices located in 34 countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Small Business, Commercial Banking, Global Corporate and Investment Banking, and Wealth and Investment Management. At June 30, 2004, the Corporation had $1.0 trillion in assets and approximately 178,000 full-time equivalent employees. Notes to the consolidated financial statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition.

On April 1, 2004, we completed our merger with FleetBoston Financial Corporation (FleetBoston) (the Merger) after obtaining final shareholder and regulatory approvals. The Merger created a banking institution with leading market shares throughout the Northeast, Southeast, Southwest and West regions of the United States. The Merger was accounted for under the purchase method of accounting. Accordingly, results for the three months and six months ended June 30, 2004 included three months of combined company results. Results for the three months and six months ended June 30, 2003 and at December 31, 2003 excluded FleetBoston. For more information on the Merger, see Note 2 of the consolidated financial statements. For informational and comparative purposes, certain tables have been expanded to include a column entitled FleetBoston, April 1, 2004. This represents balances acquired from FleetBoston as of April 1, 2004, including purchase accounting adjustments.

Our Board of Directors (the Board) approved a 2-for-1 stock split in the form of a common stock dividend and increased the quarterly cash dividends 12.5 percent from $0.80 to $0.90 per pre-split share, which will be $0.45 per share after the stock split. The common stock dividend will be effective August 27, 2004 to common shareholders of record on August 6, 2004 and the cash dividend will be effective September 24, 2004 to common shareholders of record on September 3, 2004.

On July 12, 2004, we entered into an agreement to acquire all outstanding shares of National Processing, Inc. for $1.4 billion in cash. The resulting combination of National Processing, Inc. with Bank of America Merchant Services will create the second largest merchant acquirer in the United States. We expect the transaction to close in the fourth quarter of 2004.

Performance overview for the six months ended June 30, 2004 compared to the same period in 2003:

Net income totaled $6.5 billion, or $3.70 per diluted common share, 27 percent and 9 percent increases, respectively, from $5.2 billion, or $3.39 per diluted common share. The return on average common shareholders’ equity was 19 percent compared to 21 percent.

Within Consumer and Small Business, we continue to attract and retain customers. During the six months ended June 30, 2004, we opened approximately 993,000 net new checking accounts and 1,278,000 net new savings accounts. Our active online banking customers reached 11.2 million, a 98 percent increase, including 42 percent related to the addition of Fleet Boston active online banking customers. Forty-eight percent of consumer households that hold checking accounts use online banking. Active bill pay customers increased 83 percent to 4.5 million. Active bill pay users paid $37.6 billion of bills during the six months ended June 30, 2004 compared to $20.6 billion a year ago.

Debit card purchase volumes grew 24 percent while consumer credit card purchases increased 20 percent. Total managed card revenue, including interest income, increased 59 percent. Average managed consumer credit card receivables grew $15.4 billion, or 52 percent, due to new account growth from balance building programs and $7.6 billion, or 26 percent, impact of the addition of the FleetBoston credit card portfolio.

Commercial Banking Net income increased 59 percent to $1.1 billion for the six months ended June 30, 2004 as compared to the prior year including the $255 million impact of the addition of FleetBoston. Both average loans and deposits grew significantly from the prior year, with increases of $25.3 billion, or 27 percent, and $17.0 billion, or 56 percent, respectively. Impacting these increases were the $20.0 billion effect on average loans and the $12.2 billion effect on average deposits related to the addition of FleetBoston. Also driving the improved results was the 86 percent, or $205 million, decrease in provision expense during the period, driven by lower net charge-offs and the continued improvement in the commercial credit portfolio, including the $117 million of net recoveries related to acquired FleetBoston loans.

Global Corporate and Investment Banking gained market share, as compared to a year ago, in areas such as leveraged loans, mergers and acquisitions, high-yield debt, syndicated loans, public finance and convertible debt, while maintaining its position in mortgage-backed securities. Continued improvements in credit quality in our large corporate portfolio drove the $457 million, or 136 percent, decrease in provision for credit losses in Global Corporate and Investment Banking. Net charge-offs in the large corporate portfolio decreased 45 percent from a year ago. In addition, large corporate nonperforming assets decreased $259 million, or 26 percent from year-end levels. The decrease in nonperforming assets occurred despite the addition of FleetBoston’s large corporate portfolio, which contributed $151 million of nonperforming assets, to the current period total.

Within Wealth and Investment Management, total assets under management increased $160.6 billion, or 58 percent, to $439.6 billion at June 30, 2004 led by the addition of FleetBoston assets under management of $151.3 billion and growth in Marsico Capital Management, LLC’s (Marsico) assets under management.

Financial highlights for the six months ended June 30, 2004 compared to the same period in 2003:

Net interest income on a fully taxable-equivalent basis increased $2.8 billion to $13.7 billion. This increase was driven by the impact of the Merger, higher asset and liability management (ALM) portfolio levels (consisting of securities and whole loan mortgages) and rates, growth in consumer loan levels, primarily credit card, and higher core deposit funding levels. Partially offsetting these increases were reductions in the large corporate and foreign loan balances, the continued runoff of previously exited consumer businesses and lower mortgage warehouse levels. The net interest yield on a fully taxable-equivalent basis declined 16 basis points (bps) to 3.26 percent due to the negative impact of increases in lower-yielding trading-related assets partially offset by higher levels of higher-yielding consumer loans, primarily credit card.

Noninterest income increased $1.2 billion to $9.2 billion, due primarily to the addition of FleetBoston. Card income increased $508 million due to increased fees and interchange income, including the $263 million impact of the addition of the FleetBoston card portfolio. Service charges grew by $475 million caused by account growth, of which approximately $287 million was attributable to the addition of FleetBoston customers. Investment and brokerage services increased $436 million due to higher volumes related to increased market activity, including approximately $334 million related to the addition of FleetBoston business. Equity investment gains increased $242 million due to an increase in cash gains related to the legacy Bank of America portfolio of $271 million and the addition of $70 million of cash gains related to the FleetBoston equity investments portfolio, partially offset by higher levels of impairments during the period. Offsetting these increases was a decrease in Mortgage banking income of $456 million caused by a higher interest rate environment which resulted in lower production levels and a decrease in the sales of loans to the secondary market.

Gains on sales of debt securities were $1.3 billion compared to $569 million, as we continued to reposition the ALM portfolio in response to interest rate fluctuations.

The provision for credit losses decreased $192 million to $1.4 billion driven by the continued improvements in credit quality in both the large corporate and commercial loan portfolios. Despite the addition of FleetBoston criticized commercial exposure of $7.1 billion on April 1, 2004, criticized commercial exposure was up only $770 million over December 31, 2003 driven by overall improvement in the large corporate and commercial loan portfolios including paydowns and payoffs, loans sales, net charge-offs, and returns to performing status. Nonperforming assets increased $158 million to $3.2 billion, or 0.64 percent of loans, leases and foreclosed properties at June 30, 2004 compared to 0.81 percent at December 31, 2003. This increase was driven by the addition of $1.2 billion of FleetBoston nonperforming assets on April 1, 2004 partially offset by the continued reductions in the nonperforming asset levels of the large corporate portfolio. Total commercial net charge-offs were down $359 million for the six months ended June 30, 2004 compared to a year ago. The commercial provision for credit losses decrease was partially offset by increased provision in the on-balance sheet card portfolio driven by an increase in net charge-offs of $327 million, primarily a function of the addition of the FleetBoston card portfolio, growth from new accounts and continued seasoning in the portfolio.

Noninterest expense increased $2.8 billion, driven by higher Personnel costs of $1.2 billion and increased Other general operating expenses of $868 million. Higher Personnel costs resulted from the $822 million impact to salaries, benefits costs and revenue-related incentives of the addition of associates from FleetBoston. The increase in Other general operating expenses was related to $300 million of legal expenses incurred during the second quarter of 2004 primarily related to previously disclosed matters, and the $375 million mutual fund settlement entered into during the period. This settlement amount was offset by a $90 million reserve established in 2003 to produce a net settlement expense of $285 million for the period. This net settlement expense was divided equally between Global Corporate and Investment Banking and Wealth and Investment Management for management reporting purposes. Also impacting Noninterest expense during the period was the $125 million Merger and restructuring charges in connection with the integration of FleetBoston’s operations. For more information on Merger and restructuring charges, see Note 2 of the consolidated financial statements.

Income tax expense was $3.3 billion reflecting an estimated effective tax rate of 33.4 percent compared to $2.5 billion and 33.0 percent, respectively. The increase in the effective tax rate was generally due to the impact of the higher FleetBoston effective tax rate and purchase accounting adjustments related to the Merger.

Table 1

Selected Quarterly Financial Data (1)

	2004 Quarters		2003 Quarters
(Dollars in millions, except per share information)	Second	First	Fourth	Third	Second
Income statement
Net interest income	$7,581	$5,801	$5,586	$5,304	$5,365
Noninterest income	5,440	3,717	4,049	4,446	4,262
Total revenue	13,021	9,518	9,635	9,750	9,627
Provision for credit losses	789	624	583	651	772
Gains on sales of debt securities	795	495	139	233	296
Noninterest expense	7,201	5,417	5,288	5,077	5,065
Income before income taxes	5,826	3,972	3,903	4,255	4,086
Income tax expense	1,977	1,291	1,177	1,333	1,348
Net income	3,849	2,681	2,726	2,922	2,738
Average common shares issued and outstanding (in thousands)	2,031,192	1,440,153	1,463,247	1,490,103	1,494,094
Average diluted common shares issued and outstanding (in thousands)	2,065,645	1,466,701	1,489,481	1,519,641	1,523,306

Performance ratios
Return on average assets	1.40%	1.27%	1.39%	1.48%	1.42%
Return on average common shareholders’ equity	16.63	22.16	22.42	23.74	21.86
Total equity to total assets (period end)	9.24	5.98	6.52	6.84	6.63
Total average equity to total average assets	8.42	5.73	6.19	6.22	6.49
Dividend payout	42.60	43.21	42.70	40.85	35.06

Per common share data
Earnings	$1.89	$1.86	$1.86	$1.96	$1.83
Diluted earnings	1.86	1.83	1.83	1.92	1.80
Dividends paid	0.80	0.80	0.80	0.80	0.64
Book value	47.01	33.71	33.26	33.83	34.06

Average balance sheet
Total loans and leases	$497,158	$374,077	$371,071	$357,288	$350,279
Total assets	1,108,307	849,627	780,536	786,155	775,084
Total deposits	582,305	425,075	418,840	414,569	405,307
Long-term debt(2)	96,395	78,852	70,596	66,788	68,927
Common shareholders’ equity	92,943	48,632	48,238	48,816	50,212
Total shareholders’ equity	93,266	48,686	48,293	48,871	50,269

Capital ratios (period end)
Risk-based capital:
Tier 1	8.20%	7.73%	7.85%	8.25%	8.08%
Total	11.97	11.46	11.87	12.17	11.95
Leverage	5.83	5.43	5.73	5.95	5.92

Market price per share of common stock
Closing	$84.62	$80.98	$80.43	$78.04	$79.03
High closing	85.44	82.76	82.50	83.53	79.89
Low closing	77.17	78.30	72.85	74.87	68.00

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.
(2)	Includes long-term debt related to trust preferred securities (Trust Securitites).

Table 2

Selected Year-to-Date Financial Data (1)

	Six Months Ended June 30
(Dollars in millions, except per share information)	2004	2003
Income statement
Net interest income	$13,382	$10,574
Noninterest income	9,157	7,955
Total revenue	22,539	18,529
Provision for credit losses	1,413	1,605
Gains on sales of debt securities	1,290	569
Noninterest expense	12,618	9,790
Income before income taxes	9,798	7,703
Income tax expense	3,268	2,541
Net income	6,530	5,162
Average common shares issued and outstanding (in thousands)	1,735,758	1,496,827
Average diluted common shares issued and outstanding (in thousands)	1,765,519	1,524,715

Performance ratios
Return on average assets	1.34%	1.40%
Return on average common shareholders’ equity	18.53	20.90
Total equity to total assets (period end)	9.24	6.63
Total average equity to total average assets	7.25	6.69
Dividend payout	42.85	37.21

Per common share data
Earnings	$3.76	$3.45
Diluted earnings	3.70	3.39
Dividends paid	1.60	1.28
Book value	47.01	34.06

Average balance sheet
Total loans and leases	$435,618	$347,983
Total assets	978,967	744,602
Total deposits	503,690	395,587
Long-term debt (2)	87,623	68,167
Common shareholders’ equity	70,787	49,780
Total shareholders’ equity	70,976	49,837

Capital ratios (period end)
Risk-based capital:
Tier 1	8.20%	8.08%
Total	11.97	11.95
Leverage	5.83	5.92

Market price per share of common stock
Closing	$84.62	$79.03
High closing	85.44	79.89
Low closing	77.17	65.63

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.
(2)	Includes long-term debt related to Trust Securities.

Supplemental Financial Data

        In managing our business, we use certain performance measures and ratios not defined in accounting principles generally accepted in the United States (GAAP), including shareholder value added (SVA). We also calculate certain measures, such as net interest income, core net interest income, net interest yield and the efficiency ratio, on a fully taxable-equivalent basis. Other companies may define or calculate supplemental financial data differently. See Tables 3 and 4 for supplemental financial data for the three and six months ended June 30, 2004 and 2003.

Supplemental financial data presented on an operating basis is a basis of presentation not defined by GAAP that excludes merger and restructuring charges. Table 3 includes earnings, earnings per common share (EPS), SVA, return on average assets, return on average equity, efficiency ratio and dividend payout ratio presented on an operating basis. We believe that the exclusion of the merger and restructuring charges, which represent incremental costs to integrate FleetBoston’s operations, provides a meaningful period-to-period comparison and is more reflective of normalized operations.

SVA is a key measure of performance not defined by GAAP that is used in managing our growth strategy orientation and strengthening our focus on generating long-term growth and shareholder value. SVA is used in measuring the performance of our different business units and is an integral component for allocating resources. Each business segment has a goal for growth in SVA reflecting the individual segment’s business and customer strategy. Investment resources and initiatives are aligned with these SVA growth goals during the planning and forecasting process. Investment, relationship and profitability models all have SVA as a key measure to support the implementation of SVA growth goals. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. Cash basis earnings on an operating basis is defined as net income adjusted to exclude merger and restructuring charges and amortization of intangibles. The charge for the use of capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Equity is allocated to the business segments using a risk-adjusted methodology for each segment’s credit, market and operational risks. The nature of these risks is discussed further beginning on page 50. SVA increased 17 percent to $3.0 billion for the six months ended June 30, 2004 compared to the comparable 2003 period, due to the $1.6 billion increase in cash basis earnings partially offset by the $1.2 billion effect of higher levels of equity caused by the FleetBoston merger. For additional discussion of SVA, see Business Segment Operations beginning on page 39.

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

Table 3

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2004	2003	2004	2003
Operating basis(1)
Operating earnings	$3,932	$2,738	$6,613	$5,162
Operating earnings per common share	1.93	1.83	3.81	3.45
Diluted operating earnings per common share	1.90	1.80	3.74	3.39
Shareholder value added	1,591	1,414	2,996	2,554
Return on average assets	1.43%	1.42%	1.36%	1.40%
Return on average common shareholders’ equity	16.99	21.86	18.77	20.90
Efficiency ratio (fully taxable-equivelant basis)	53.64	51.76	54.61	51.96
Dividend payout ratio	41.71	35.06	42.32	37.21

Net interest income
Fully taxable-equivalent basis data
Net interest income	$7,751	$5,524	$13,721	$10,885
Total revenue	13,191	9,786	22,878	18,840
Net interest yield	3.29%	3.33%	3.26%	3.42%
Efficiency ratio	54.59	51.76	55.15	51.96

Reconciliation of net income to operating earnings
Net income	$3,849	$2,738	$6,530	$5,162
Merger and restructuring charges	125	—	125	—
Related income tax benefit	(42)	—	(42)	—

Operating earnings	$3,932	$2,738	$6,613	$5,162

Reconciliation of EPS to operating EPS
Earnings per common share	$1.89	$1.83	$3.76	$3.45
Effect of Merger and restructuring charges, net of tax benefit	0.04	—	0.05	—

Operating earnings per common share	$1.93	$1.83	$3.81	$3.45

Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$1.86	$1.80	$3.70	$3.39
Effect of Merger and restructuring charges, net of tax benefit	0.04	—	0.04	—

Diluted operating earnings per common share	$1.90	$1.80	$3.74	$3.39

Reconciliation of net income to shareholder value added
Net income	$3,849	$2,738	$6,530	$5,162
Amortization of intangibles	201	54	255	108
Merger and restructuring charges, net of tax benefit	83	—	83	—

Cash basis earnings on an operating basis	4,133	2,792	6,868	5,270
Capital charge	(2,542)	(1,378)	(3,872)	(2,716)

Shareholder value added	$1,591	$1,414	$2,996	$2,554

Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.40%	1.42%	1.34%	1.40%
Effect of Merger and restructuring charges, net of tax benefit	0.03	—	0.02	—

Operating return on average assets	1.43%	1.42%	1.36%	1.40%

Reconciliation of return on average common shareholders’ equity to operating return on average average common shareholders’ equity
Return on average common shareholders’ equity	16.63%	21.86%	18.53%	20.90%
Effect of Merger and restructuring charges, net of tax benefit	0.36	—	0.24	—

Operating return on average common shareholders’ equity	16.99%	21.86%	18.77%	20.90%

Reconciliation of efficiency ratio to operating efficiency ratio (fully taxable-equivelant basis)
Efficiency ratio	54.59%	51.76%	55.15%	51.96%
Effect of Merger and restructuring charges, net of tax benefit	(0.95)	—	(0.54)	—

Operating efficiency ratio	53.64%	51.76%	54.61%	51.96%

Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	42.60%	35.06%	42.85%	37.21%
Effect of Merger and restructuring charges, net of tax benefit	(0.89)	—	(0.53)	—

Operating dividend payout ratio	41.71%	35.06%	42.32%	37.21%

(1)	Operating basis excludes Merger and restructuring charges. Merger and restructuring charges were $125 for both the three and six months ended June 30, 2004 on a pre-tax basis.

Additionally, we review core net interest income, which adjusts reported net interest income on a fully taxable-equivalent basis for the impact of Global Corporate and Investment Banking trading-related activities and loans that we originated and sold into revolving credit card and commercial securitizations. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We evaluate our trading results by combining trading-related net interest income with trading account profits, as discussed in Trading-related Revenue on page 38 and in the Global Corporate and Investment Banking business segment section beginning on page 44, as trading strategies are evaluated based on total revenue.

Table 4 below provides a reconciliation of net interest income on a fully taxable-equivalent basis to core net interest income for the three and six months ended June 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Table 4

Core Net Interest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Net interest income
As reported (fully taxable-equivalent basis)	$7,751	$5,524	$13,721	$10,885
Trading-related net interest income	(597)	(558)	(1,174)	(1,170)
Impact of revolving securitizations	309	89	347	187

Core net interest income	$7,463	$5,055	$12,894	$9,902

Average earning assets
As reported	$944,990	$663,500	$844,350	$638,435
Trading-related earning assets	(231,950)	(169,642)	(225,407)	(165,303)
Impact of revolving securitizations	9,959	3,759	5,756	4,093

Core average earning assets	$722,999	$497,617	$624,699	$477,225

Net interest yield on earning assets
As reported (fully taxable-equivalent basis)	3.29%	3.33%	3.26%	3.42%
Impact of trading-related activities	0.73	0.70	0.81	0.70
Impact of revolving securitizations	0.10	0.03	0.06	0.04

Core net interest yield on earning assets	4.12%	4.06%	4.13%	4.16%

Core net interest income increased $3.0 billion for the six months ended June 30, 2004 from the comparable 2003 period. Approximately half of the increase was due to the Merger. Other activities within the portfolio affecting core net interest income were higher ALM portfolio levels and the impact of rates, higher consumer loan levels and higher core deposit funding levels partially offset by reductions in the large corporate and foreign loan balances and the continued runoff of previously exited consumer businesses, and lower mortgage warehouse levels.

Core average earning assets increased $147.5 billion for the six months ended June 30, 2004 from the comparable 2003 period primarily due to higher ALM levels and higher levels of consumer loans, particularly credit card loans and home equity lines. The increases in these assets were due to both the merger with FleetBoston, which contributed $84.3 billion to the core average earning assets in the current period, and growth through the normal course of business.

The core net interest yield decreased three bps for the six months ended June 30, 2004 from the comparable 2003 period mainly due to ALM repositioning partially offset by the growth in consumer loans and the addition of higher yielding FleetBoston earning assets to the portfolio on April 1, 2004.

Table 5

Quarterly Average Balances and Interest Rates - Fully Taxable-equivalent Basis

	Second Quarter 2004			First Quarter 2004
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,384	$59	1.65%	$12,268	$48	1.57%
Federal funds sold and securities purchased under agreements to resell	124,383	413	1.33	113,761	434	1.53
Trading account assets	104,391	1,027	3.94	105,033	1,023	3.90
Debt securities	159,797	1,925	4.82	99,755	1,223	4.91
Loans and leases(1):
Commercial - domestic	123,970	1,843	5.98	90,946	1,511	6.68
Commercial - foreign	18,144	237	5.24	10,753	95	3.57
Commercial real estate	30,311	317	4.20	19,815	210	4.26
Commercial lease financing	20,086	237	4.72	9,459	95	4.00

Total commercial	192,511	2,634	5.50	130,973	1,911	5.87

Residential mortgage	173,158	2,284	5.29	141,898	1,960	5.53
Home equity lines	40,424	450	4.48	24,379	262	4.31
Direct/Indirect consumer	39,763	540	5.44	34,045	464	5.49
Consumer finance(2)	8,142	169	8.32	7,479	120	6.42
Credit card	43,160	1,167	10.88	35,303	870	9.92

Total consumer	304,647	4,610	6.07	243,104	3,676	6.07

Total loans and leases	497,158	7,244	5.85	374,077	5,587	6.00

Other earning assets	44,877	510	4.57	38,817	426	4.41

Total earning assets(3)	944,990	11,178	4.75	743,711	8,741	4.72

Cash and cash equivalents	30,320			23,187
Other assets, less allowance for loan and lease losses	132,997			82,729

Total assets	$1,108,307			$849,627

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,864	$31	0.34%	$26,159	$17	0.27%
NOW and money market deposit accounts	233,702	488	0.84	155,835	321	0.83
Consumer CDs and IRAs	93,017	587	2.54	75,341	567	3.03
Negotiable CDs, public funds and other time deposits	4,737	66	5.62	5,939	74	5.01

Total domestic interest-bearing deposits	367,320	1,172	1.28	263,274	979	1.50

Foreign interest-bearing deposits(4):
Banks located in foreign countries	18,945	287	6.10	18,954	171	3.62
Governments and official institutions	5,739	23	1.58	4,701	19	1.63
Time, savings and other	29,882	47	0.64	21,054	37	0.71

Total foreign interest-bearing deposits	54,566	357	2.63	44,709	227	2.04

Total interest-bearing deposits	421,886	1,529	1.46	307,983	1,206	1.57

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	243,079	1,038	1.72	203,398	739	1.46
Trading account liabilities	31,620	297	3.78	34,543	335	3.90
Long-term debt(5)	96,395	563	2.34	78,852	491	2.49

Total interest-bearing liabilities(3)	792,980	3,427	1.74	624,776	2,771	1.78

Noninterest-bearing sources:
Noninterest-bearing deposits	160,419			117,092
Other liabilities	61,642			59,073
Shareholders’ equity	93,266			48,686

Total liabilities and shareholders' equity	$1,108,307			$849,627

Net interest spread			3.01			2.94
Impact of noninterest-bearing sources			0.28			0.28

Net interest income/yield on earning assets		$7,751	3.29%		$5,970	3.22%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Includes foreign consumer of $3,256 and $1,989 in the second and first quarters of 2004, and $1,939, $1,950 and $1,990 in the fourth, third and second quarters of 2003 respectively. Also includes consumer lease financing of $1,058 and $1,491 in the second and first quarters of 2004 and $1,860, $2,482 and $3,037 in the fourth, third and second quarters of 2003, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $659 and $715 in the second and first quarters of 2004 and $884, $925 and $587 in the fourth, third and second quarters of 2003, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $333 and $183 in the second and first quarters of 2004 and $90, $141 and $28 in the fourth, third and second quarters of 2003, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see "Interest Rate Risk Management" beginning on page 72.
(4)	Primarily consists of time deposits in denominations of $100,000 or more.
(5)	Includes long-term debt related to Trust Securities.

	Fourth Quarter 2003			Third Quarter 2003			Second Quarter 2003
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$11,231	$49	1.71%	$10,062	$41	1.63%	$7,888	$39	1.99%
Federal funds sold and securities purchased under agreements to resell	96,713	506	2.08	90,236	479	2.11	70,054	194	1.11
Trading account assets	94,630	926	3.91	96,105	991	4.11	99,129	1,022	4.13
Debt securities	59,197	742	5.01	63,423	616	3.89	94,017	1,005	4.28
Loans and leases(1):
Commercial - domestic	90,309	1,612	7.08	90,671	1,660	7.26	95,089	1,690	7.13
Commercial - foreign	11,594	101	3.45	12,448	111	3.53	13,528	125	3.70
Commercial real estate	19,616	211	4.27	19,961	213	4.23	20,344	221	4.35
Commercial lease financing	9,971	93	3.71	9,852	99	4.02	10,108	101	3.98

Total commercial	131,490	2,017	6.09	132,932	2,083	6.22	139,069	2,137	6.16

Residential mortgage	142,482	1,931	5.41	130,948	1,656	5.05	120,754	1,703	5.64
Home equity lines	23,206	255	4.36	22,539	255	4.48	22,763	263	4.64
Direct/Indirect consumer	33,422	478	5.67	33,278	488	5.82	32,248	495	6.17
Consumer finance(2)	7,737	124	6.37	8,478	138	6.48	9,234	154	6.69
Credit card	32,734	810	9.83	29,113	742	10.11	26,211	690	10.56

Total consumer	239,581	3,598	5.98	224,356	3,279	5.82	211,210	3,305	6.27

Total loans and leases	371,071	5,615	6.02	357,288	5,362	5.97	350,279	5,442	6.23

Other earning assets	42,370	389	3.66	60,194	539	3.56	42,133	452	4.30

Total earning assets(3)	675,212	8,227	4.85	677,308	8,028	4.72	663,500	8,154	4.92

Cash and cash equivalents	22,975			22,662			23,203
Other assets, less allowance for loan and lease losses	82,349			86,185			88,381

Total assets	$780,536			$786,155			$775,084

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$25,494	$19	0.30%	$25,285	$20	0.31%	$24,420	$35	0.58%
NOW and money market deposit accounts	155,369	400	1.02	151,424	249	0.65	146,284	295	0.81
Consumer CDs and IRAs	73,246	476	2.58	71,216	872	4.85	69,506	742	4.28
Negotiable CDs, public funds and other time deposits	6,195	44	2.81	7,770	25	1.27	12,912	45	1.41

Total domestic interest-bearing deposits	260,304	939	1.43	255,695	1,166	1.81	253,122	1,117	1.77

Foreign interest-bearing deposits(4):
Banks located in foreign countries	13,225	177	5.34	12,273	59	1.90	16,150	87	2.16
Governments and official institutions	2,654	11	1.58	2,033	6	1.21	2,392	8	1.42
Time, savings and other	20,019	51	1.02	18,792	47	1.00	19,209	57	1.18

Total foreign interest-bearing deposits	35,898	239	2.65	33,098	112	1.35	37,751	152	1.61

Total interest-bearing deposits	296,202	1,178	1.58	288,793	1,278	1.76	290,873	1,269	1.75

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	151,999	537	1.40	162,080	447	1.09	152,722	514	1.35
Trading account liabilities	38,298	317	3.28	36,903	345	3.71	38,610	316	3.28
Long-term debt(5)	70,596	450	2.55	66,788	481	2.88	68,927	531	3.08

Total interest-bearing liabilities(3)	557,095	2,482	1.77	554,564	2,551	1.83	551,132	2,630	1.91

Noninterest-bearing sources:
Noninterest-bearing deposits	122,638			125,776			114,434
Other liabilities	52,510			56,944			59,249
Shareholders’ equity	48,293			48,871			50,269

Total liabilities and shareholders’ equity	$780,536			$786,155			$775,084

Net interest spread			3.08			2.89			3.01
Impact of noninterest-bearing sources			0.31			0.33			0.32

Net interest income/yield on earning assets		$5,745	3.39%		$5,477	3.22%		$5,524	3.33%

Table 6

Year-to-date Average Balances and Interest Rates - Fully Taxable-equivalent Basis

	Six Months Ended June 30
	2004			2003
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$13,326	$107	1.61%	$7,440	$82	2.22%
Federal funds sold and securities purchased under agreements to resell	119,072	847	1.43	63,997	388	1.22
Trading account assets	104,712	2,050	3.92	99,107	2,075	4.20
Debt securities	129,776	3,148	4.85	80,178	1,774	4.43
Loans and leases(1):
Commercial - domestic	107,457	3,354	6.28	96,473	3,457	7.23
Commercial - foreign	14,449	332	4.62	13,935	248	3.59
Commercial real estate	25,063	527	4.23	20,300	439	4.36
Commercial lease financing	14,773	332	4.49	10,213	203	3.98

Total commercial	161,742	4,545	5.65	140,921	4,347	6.22

Residential mortgage	157,528	4,244	5.40	117,243	3,285	5.62
Home equity lines	32,402	712	4.42	22,908	531	4.67
Direct/Indirect consumer	36,904	1,004	5.47	31,824	998	6.32
Consumer finance(2)	7,810	289	7.41	9,635	325	6.79
Credit card	39,232	2,037	10.44	25,452	1,333	10.57

Total consumer	273,876	8,286	6.07	207,062	6,472	6.28

Total loans and leases	435,618	12,831	5.91	347,983	10,819	6.26

Other earning assets	41,846	936	4.49	39,730	893	4.52

Total earning assets(3)	844,350	19,919	4.73	638,435	16,031	5.05

Cash and cash equivalents	26,754			22,455
Other assets, less allowance for loans and lease losses	107,863			83,712

Total assets	$978,967			$744,602

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$31,012	$48	0.31%	$23,672	$69	0.59%
NOW and money market deposit accounts	194,768	809	0.84	144,322	586	0.82
Consumer CDs and IRAs	84,179	1,154	2.76	68,228	1,437	4.25
Negotiated CDs, public funds and other time deposits	5,338	140	5.28	8,281	61	1.49

Total domestic interest-bearing deposits	315,297	2,151	1.37	244,503	2,153	1.78

Foreign interest-bearing deposits(4):
Banks located in foreign countries	18,950	458	4.86	15,189	167	2.21
Governments and official institutions	5,220	42	1.60	2,090	14	1.37
Time, savings and other	25,468	84	0.67	18,643	118	1.27

Total foreign interest-bearing deposits	49,638	584	2.37	35,922	299	1.68

Total interest-bearing deposits	364,935	2,735	1.51	280,425	2,452	1.76

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	223,238	1,777	1.60	137,964	967	1.41
Trading account liabilities	33,082	632	3.84	36,745	624	3.42
Long-term debt(5)	87,623	1,054	2.41	68,167	1,103	3.24

Total interest-bearing liabilities(3)	708,878	6,198	1.76	523,301	5,146	1.98

Noninterest-bearing sources:
Noninterest-bearing deposits	138,755			115,162
Other liabilities	60,358			56,302
Shareholders’ equity	70,976			49,837

Total liabilities and shareholders’ equity	$978,967			$744,602

Net interest spread			2.97			3.07
Impact of noninterest-bearing sources			0.29			0.35

Net interest income/yield on earning assets		$13,721	3.26%		$10,885	3.42%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Includes foreign consumer and consumer lease financing of $2,622 and $1,275 at June 30, 2004, respectively, and $2,009 and $3,341 at December 31, 2003, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $1,373 and $1,163 in the six months ended June 30, 2004 and 2003, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $516 and $74 in the six months ended June 30, 2004 and 2003, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 72.
(4)	Primarily consists of time deposits in denominations of $100,000 or more.
(5)	Includes long-term debt related to Trust Securities.

Trading-related Revenue

Trading account profits represent the net amount earned from our trading positions, which include trading account assets and liabilities as well as derivative positions and Mortgage servicing rights (MSRs). Trading account profits, as reported in the Consolidated Statement of Income, do not include the net interest income recognized on trading positions or the related funding charge or benefit.

Trading-related revenue, which includes net interest income from trading-related positions and trading account profits in Noninterest income is presented in the following table. Not included are commissions from equity transactions which are recorded in Noninterest income as Investment and brokerage service income, however, we consider these to be an integral component to the overall business trading revenues. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities, and derivative contracts in interest rates, equities, credit, commodities and MSRs.

Table 7

Trading-related Revenue(1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$597	$558	$1,174	$1,170
Trading account profits	413	93	416	207

Total trading-related revenue	$1,010	$651	$1,590	$1,377

Trading-related revenue by product
Fixed income	$395	$367	$609	$675
Interest rate (fully taxable-equivalent basis)	317	285	509	444
Foreign exchange	171	124	360	259
Equities(2)	139	107	141	228
Commodities	(4)	(89)	(6)	(38)

Market-based trading-related revenue	1,018	794	1,613	1,568
Credit portfolio hedges(3)	(8)	(143)	(23)	(191)

Total trading-related revenue	$1,010	$651	$1,590	$1,377

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Does not include commissions from equity transactions which were $168 and $175 for the three months ended June 30, 2004 and 2003, respectively, and $341 and $315 for the six months ended June 30, 2004 and 2003, respectively.
(3)	Includes credit default swaps used for credit risk management.

Trading-related revenue increased $213 million, or 15 percent, to $1.6 billion for the six months ended June 30, 2004 as compared to a year ago, driven by the doubling of Trading account profits to $416 million. The overall increase was led by a $168 million, or 88 percent reduction in the costs incurred on credit portfolio hedges for the six months ended June 30, 2004 as compared to a year ago. The improvement was primarily due to relatively stable spreads in the current year compared with spread narrowing last year, coupled with lower levels of net short positions in the current year. Also contributing to the improvement was a $101 million, or 39 percent, improvement in foreign exchange from a year ago, which was a result of the market volatility of the dollar and increased customer activity. Interest rate contracts also increased $65 million, or 15 percent during the six months ended June 30, 2004 as compared to the same period in 2003 due to increased market activity. Partially offsetting these improvements was an $87 million, or 38 percent decline in equities during the first half of 2004, driven by net losses during the period on a single retained stock position and the absence of gains on a large single block trade, partially offset by increased profits in market making and over the counter instruments. Also decreasing during the period was fixed income, which declined $66 million, or 10 percent during the six months ended June 30, 2004 from the same 2003 period. This decrease was due to the increase in losses related to the valuation adjustment of our mortgage servicing assets from $138 million in the first six months of 2003 to $275 million in the first six months of 2004 due to faster prepayment speeds and changes in other assumptions relative to our portfolio partially offset by increased high yield debt and structured finance trading activity.

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

Pursuant to agreements between the Corporation and its counterparties, $2.2 billion of Excess Spread Certificates (the Certificates) were converted into MSRs during the three months ended June 30, 2004. The Corporation recorded these MSRs at the Certificates’ fair market value on the date of the conversion. We account for MSRs at the lower of cost or market. The certificates were recorded at fair value. The MSRs and the Certificates do not have readily observable prices; therefore, we value them using an option-adjusted spread model that requires several key components including the option-adjusted spread levels, portfolio characteristics, proprietary prepayment models, and delinquency rates. We compare our fair value estimates and assumptions to observable market data, where available, to recent market activity, portfolio experience and values necessary to meet reasonable return objectives.

See Note 1 of the consolidated financial statements for Recently Issued Accounting Pronouncements.

Business Segment Operations

In connection with the Merger, we realigned our business segment reporting to reflect the new business model of the combined company. As a part of this realignment, the segment formerly reported as Consumer and Commercial Banking was split into two new segments, Consumer and Small Business, and Commercial Banking. We have repositioned Asset Management as Wealth and Investment Management and have included the Premier Banking subsegment, which is made up of our affluent retail customers. This rebranding will more closely reflect the breadth of our mission to delight our customers with a diverse offering of wealth management products. Also, Global Corporate and Investment Banking remained relatively unchanged, with the exception of the movement of the commercial leasing business to Commercial Banking and Latin America, except Mexico, which moved to Corporate Other. Finally, Corporate Other currently consists of Latin America, which excludes Mexico, the former Equity Investments segment, noninterest income and noninterest expense associated with the ALM process, and the results of certain liquidating businesses. Prior period information has been reclassified to conform to the current period presentation.

In managing our four business segments, we evaluate results using both financial and nonfinancial measures. Financial measures consist primarily of revenue, net income and SVA. Nonfinancial measures include, but are not limited to, market share and customer satisfaction. Total revenue includes net interest income on a fully taxable-equivalent basis and noninterest income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income also reflects an allocation of net interest income generated by certain assets and liabilities used in our ALM process.

See Note 12 of the consolidated financial statements for additional business segment information including the allocation of certain expenses, selected financial information for the business segments, reconciliations to consolidated Total revenue and Net income amounts.

Consumer and Small Business

Our Consumer and Small Business strategy is to attract, retain and deepen customer relationships. A critical component of that strategy includes continuously improving customer satisfaction. We believe this focus will help us achieve our goal of being recognized as the best retail bank in America. We added approximately 1.7 million net new checking accounts and 1.6 million net new savings accounts since June 30, 2003, including approximately 575,000 and 740,000 accounts, respectively, during the second quarter of 2004. This growth resulted from the introduction of new products, advancement of our multicultural strategy, strong customer retention and access to the former FleetBoston franchise, where we opened 43,000 and 63,000 net new checking and savings accounts, respectively. Access to our services through online banking, which saw a 98 percent increase in active online subscribers since June 30, 2003, including 42 percent related to the addition of Fleet Boston active online banking customers, our network of domestic banking centers, card products, ATMs, telephone and Internet channels, and our product innovations, such as an expedited mortgage application process, all contributed to success with our customers.

The major subsegments of Consumer and Small Business are Consumer Banking, Consumer Products, and Small Business Banking.

Consumer Banking serves consumer households in 29 states and the District of Columbia through its network of 5,790 banking centers, 16,696 ATMs, telephone and Internet channels on www.bankofamerica.com. Consumer Banking provides a wide range of products and services, including deposit products such as checking accounts, money market savings accounts, time deposits and IRAs, debit card products and credit products such as home equity products, and residential mortgage and personal auto loans.

Consumer Products provides services including the origination, fulfillment and servicing of residential mortgage loans, including home equity products, issuance and servicing of credit cards, direct banking via telephone and Internet, student lending and certain insurance services.

Small Business Banking helps small businesses grow through the offering of business products and services which include payroll, merchant services, online banking and bill payment as well as 401K programs. In addition, we provide specialized products like treasury management, lock box, check cards with photo security and succession planning. Small Business Banking provides services to more than 2 million relationships across the franchise.

Consumer and Small Business drove our financial results for the six months ended June 30, 2004 as total revenue increased $2.3 billion, or 23 percent. Net income rose $555 million, or 22 percent, including the $385 million impact of the addition of FleetBoston. The increase in net income offset by an increase in capital as a result of the FleetBoston merger drove a $146 million, or 7 percent, decrease in SVA.

Net interest income increased $2.1 billion due to overall consumer loan portfolio and deposit growth, and the net results of ALM activities. The loan and deposit growth was driven by the addition of FleetBoston earning assets to our portfolio and the growth of our balance sheet. Net interest income was positively impacted by the $30.5 billion, or 33 percent, increase in average loans for the six months ended June 30, 2004, compared to the same period in 2003, driven by a $13.8 billion, or 54 percent, increase in average on-balance sheet credit card outstandings and a $8.9 billion, or 50 percent increase in home equity loans, including the $3.0 billion and $7.5 billion effect, respectively, from the FleetBoston portfolio. Other impacts to the average loans balance for the six months ended June 30, 2004 related to the addition of FleetBoston were $7.2 billion of residential mortgages and $2.8 billion of other consumer loans.

Deposit growth also positively impacted net interest income. Higher consumer deposit balances as a result of the addition to our deposit base of FleetBoston customers, government tax cuts, higher customer retention and our efforts to add new customers, as evidenced by the increase in net new checking and savings accounts, drove the $57.4 billion, or 25 percent, increase in average deposits for the six months ended June 30, 2004.

Significant Noninterest Income Components

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Service charges	$1,155	$887	$2,063	$1,756
Mortgage banking income	299	559	508	964
Card income	1,156	762	1,951	1,443
Trading account losses	(61)	(51)	(355)	(169)

Increases in both consumer and corporate service charges led to the $307 million, or 17 percent, increase in service charge income. Consumer service charges increased $282 million, or 18 percent, to $1.8 billion due primarily to a $242 million increase in deposit fees associated with growth in new accounts including the $120 million impact of the addition of FleetBoston deposit accounts during the second quarter of 2004. Corporate service charges increased $25 million, or 11 percent, to $248 million, including $31 million related to the addition of FleetBoston, mainly due to higher levels of deposit account fees caused by account growth.

The following summarizes the components of Mortgage banking income and the overall economic results of our mortgage banking activities:

Mortgage Banking Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Production income(1)	$263	$523	$431	$886
Servicing income:
Servicing fees and ancillary income	120	75	189	160
Amortization of MSRs	(56)	(39)	(84)	(82)
Net MSR and derivative SFAS 133 hedge adjustments	7	—	7	—
Loss on derivatives(2)	(3)	—	(3)	—
Impairment of MSRs	(32)	—	(32)	—

Total net servicing income	36	36	77	78

Total	$299	$559	$508	$964

(1)	Includes gains/(losses) related to hedge ineffectiveness of cash flow hedges of $46 and $(2) for the three months ended June 30, 2004 and 2003, respectively, and $95 and $13 for the six months ended June 30, 2004 and 2003, respectively.
(2)	Loss on derivatives used as economic hedges of the MSRs, but not designated as SFAS 133 hedges.

Mortgage banking income for the three and six months ended June 30, 2004 decreased by $260 million and $456 million, respectively, compared to the three and six months ended June 30, 2003. The decreases were due to lower loan production and sales volumes for the 2004 periods compared to 2003. For the six months ended June 30, 2004 and 2003, loan sales to the secondary market were $41.6 billion and $54.0 billion, respectively. First mortgage loan originations decreased $20.9 billion to $52.3 billion for the six months ended June 30, 2004 as higher interest rates resulting in lower refinancing levels were partially offset by the $1.9 billion impact of the addition of the FleetBoston franchise. First mortgage loan origination volume was composed of approximately $33.2 billion of retail loans and $19.1 billion of wholesale loans for the six months ended June 30, 2004, compared to $50.2 billion and $23.0 billion, respectively, for the six months ended June 30, 2003. Increased mortgage prepayments, resulting from the refinancing boom led to a $6.0 billion net decrease in the average portfolio of first mortgage loans serviced to $249.1 billion for the six months ended June 30, 2004, compared to a year ago. Increased payoff activity drove the decrease in loans serviced for investors to $183.2 billion for the six months ended June 30, 2004 compared to $186.3 billion a year ago.

Prior to the conversion of the Certificates into MSRs, changes in the value of the Certificates and changes in the value of derivatives used for risk management of the Certificates were recognized as trading gains and losses.

As a result of this activity we recognized net trading losses of $58 million and $349 million for the three and six months ended June 30, 2004, respectively and $47 million and $161 million for the three and six months ended June 30, 2003, respectively. See page 75 for discussion of mortgage banking risk management. Impacting trading account profits (losses) for the six months ended June 30, 2004 was a $275 million negative impact on the value of MSRs due to faster prepayment speeds and changes in other assumptions relative to our portfolio. The value of Mortgage servicing rights increased to $3.0 billion at June 30, 2004 compared to $2.8 billion at December 31, 2003 due to loan sales partially offset by negative mark-to-market adjustments, and normal paydowns and amortization. MSRs also included mortgage banking assets from prior periods.

Strong debit and credit card performance and the addition of the FleetBoston card portfolio resulted in a $508 million, or 35 percent, increase in card income overall. Credit card income increased $408 million, or 41 percent, resulting from higher interchange fees of $131 million (driven mainly by a 20 percent, or $6.4 billion, increase in credit card purchase volumes), late fees of $74 million, merchant discount fees of $51 million, overlimit fees of $30 million and cash advance fees of $23 million. The effect of the addition of FleetBoston to these fee categories were $56 million, $38 million, $17 million, $7 million, and $10 million, respectively. Card income included activity from the securitized credit card portfolio of $71 million and $78 million for the six months ended June 30, 2004 and 2003, respectively. Noninterest income, rather than net interest income and provision for credit losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. New advances on previously securitized accounts will be recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet and increasing net interest income and provision, with a corresponding reduction in noninterest income. Average on-balance sheet credit card outstandings increased $13.8 billion, or 54 percent, due to over 5 million new accounts, the $3.0 billion impact of the addition of the FleetBoston credit card portfolio and an increase of $5.9 billion in new advances on previously securitized balances that were recorded on our balance sheet after the revolving period of the securitization. It is anticipated that new advances on FleetBoston’s previously securitized balances are expected to come back on the balance sheet in the third and fourth quarters of 2004 of approximately $2.0 billion and $1.0 billion, respectively. Average managed credit card outstandings, which include securitized credit card loans, increased $15.4 billion, or 52 percent, to $45.0 billion for the six months ended June 30, 2004 due to new account growth from direct marketing programs and the branch network, and the $7.6 billion impact of the addition of the FleetBoston credit card portfolio. The increase in debit card income of $100 million, or 22 percent, was due to a $43 million impact of the addition of the FleetBoston portfolio, and a 24 percent increase in purchase volumes, as well as growth in active accounts, partially offset by a lower signature interchange rate.

On January 23, 2004, the Federal District Court in the Eastern District of New York approved Visa U.S.A.’s previously entered into agreement in principle to settle the class action anti-trust lawsuit filed against it by Wal-Mart and other retailers. The after-tax impact of the resulting reduction in interchange fees on net income for the six months ended June 30, 2004 was $45 million, including a $4 million impact associated with the FleetBoston business. While it is difficult to predict volume and interchange fees, we believe that, on an after-tax basis, the impact of the reduction in interchange fees will likely reduce net income in 2004 by approximately $23 million in the third quarter and $24 million in the fourth quarter. Included in these estimates are a $4 million impact in both the third and fourth quarters of the addition of the FleetBoston card portfolio.

The increase in the provision for credit losses of $275 million, or 33 percent was driven by an increased credit card provision resulting from increased credit card net charge-offs of $327 million. The increase in net charge-offs was due to growth from new accounts and continued seasoning in the portfolio, along with the $98 million impact of the addition of the FleetBoston credit card net charge-offs.

Noninterest expense increased $1.1 billion, or 22 percent, due to increases in personnel expense of $368 million, data processing costs of $284 million and occupancy expense of $115 million. Personnel expense increased as a result of higher salaries of $263 million and higher benefit costs of $97 million primarily related to the addition of associates from FleetBoston.

Commercial Banking

The major subsegments of Commercial Banking are Middle Market Banking, Commercial Real Estate Banking, Business Capital, Leasing and Dealer Financial Services.

Middle Market Banking provides commercial lending, treasury management solutions and investment banking services to middle-market companies.

Commercial Real Estate Banking provides project financing and treasury management to private developers, homebuilders and commercial real estate firms across the U.S. as well as lending and investing services to develop low- and moderate-income communities.

Business Capital provides financing solutions to clients’ specific needs by leveraging their assets on a secured basis to generate liquidity.

Leasing provides leasing solutions to small business, middle market and large corporations in the U.S. and internationally, offering expertise in the municipal, corporate aircraft, healthcare and vendor vertical markets.

Dealer Financial Services provides lending and investing services to retail finance and floorplan programs to marine and recreational vehicle dealerships, and auto dealerships.

For the six months ended June 30, 2004, total revenue increased $742 million, or 34 percent as compared to a year ago including the $506 million impact of the addition of FleetBoston. Net income rose $412 million, or 59 percent, including the $255 million impact of the FleetBoston merger. The increase in net income partially offset by an increase in capital related to the FleetBoston merger drove an $86 million, or 31 percent, increase in SVA.

Net interest income increased $503 million, including $377 million contributed from acquired FleetBoston earning assets, due to the net results of ALM activities, and the increase in commercial loan and deposit balances. Net interest income was positively impacted by the $25.3 billion, or 27 percent, increase in average commercial loans outstanding for the six months ended June 30, 2004 compared to a year ago and the $17.0 billion, or 56 percent, increase in commercial deposits for the six months ended June 30, 2004 as compared to the same period in 2003. Impacting these increases was the $20.0 billion effect on average loans and the $12.2 billion effect on average deposits related to the addition of FleetBoston.

Significant Noninterest Income Components

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Service charges	$226	$176	$422	$351
Investment and brokerage services	25	20	40	39
Investment banking income	30	37	58	58

Service charges for the six months ended June 30, 2004 increased $71 million, or 20 percent from a year ago. The increase was driven primarily by a $66 million increase in charges on deposit accounts. The effect of the addition of FleetBoston on Service charges was $28 million for the six months ended June 30, 2004.

Provision for credit losses declined $205 million, or 86 percent from a year ago, including the $117 million of net recoveries related to the addition of FleetBoston. The decrease was due to improvement in the credit performance across the segment as evidenced by the declines in nonperforming assets. Additionally, the $163 million, or 65 percent, decrease in net charge-offs for the six months ended June 30, 2004 contributed to the lower provision expense compared to a year ago.

Noninterest expense for the six months ended June 30, 2004 increased $287 million or 32 percent from the corresponding period in the prior year. Driving the increase was a $117 million increase in processing costs and a $114 million increase in total personnel expense. The impact to these expenses due to the addition of FleetBoston was $67 million and $89 million, respectively, for the six months ended June 30, 2004.

Global Corporate and Investment Banking

Our Global Corporate and Investment Banking strategy is to align our resources with sectors where we can deliver value added financial advisory solutions to our issuer and investor clients. As we broaden and deepen our relationships with our clients, as well as with clients in other segments of the Corporation, we expect to build leading market shares that should provide our shareholders sustainable revenue and SVA growth. Global Corporate and Investment Banking provides a broad range of financial services to domestic and international corporations, financial institutions, and government entities. Clients are supported through offices in 34 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Mexico. Products and services provided include loan origination, mergers and acquisitions advisory, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leveraged finance, structured finance and trade services.

Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through three subsegments: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking includes our investment banking activities and risk management products. Global Investment Banking underwrites and makes markets for its clients in equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities as well as provides correspondent clearing services for other securities broker/dealers and prime brokerage services. It also provides debt and equity securities research, loan syndications, mergers and acquisitions advisory services and private placements.

In addition, Global Investment Banking provides risk management solutions for our global customer base using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the businesses may take positions in these products and capitalize on market-making activities. The Global Investment Banking business is a primary dealer in the U.S. as well as in several international locations.

Global Credit Products provides credit and lending services for our clients with our corporate industry-focused portfolios. Global Credit Products is also responsible for actively managing loan and counterparty risk in our large corporate portfolio using available risk mitigation techniques, including credit default swaps.

Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and our corporate clients manage their operational cash flows on a local, regional, national and global level.

Our financial performance continues to be strong as total revenue was $4.8 billion, reflecting a $456 million, or 11 percent increase from the first half of 2003. Strong market-based revenues, which include trading-related revenue, commissions on equity transactions and Investment banking income drove the increase. In addition, credit and deposit revenues increased largely by the addition of FleetBoston, that was partially offset by a continued decline in the portfolio. Net income increased $45 million, or five percent and included the impact of the charges taken for the mutual fund matter and other litigation matters. Reduced credit costs, resulting from continued improvement in credit quality, offset a significant portion of the mutual fund and litigation matters. SVA increased by $42 million, or 11 percent, principally as a result of the increase in net income and improved credit quality.

Net interest income decreased $61 million, or three percent, to $2.2 billion. Driving this was the $7.4 billion, 18 percent decrease in average loans and leases for the six months ended June 30, 2004. Also, trading-related average earning assets grew by $60.1 billion but the narrower margins from these assets minimized their increased contribution to Net interest income. Average deposits increased $8.1 billion, or 12 percent, for the six months ended June 30, 2004, despite decreases in compensating balances by the U.S. Treasury. Noninterest income increased $517 million, or 25 percent, for the six months ended June 30, 2004, as increases in Trading account profits, investment banking income, and service charges drove the improvement.

Investment Banking Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Securities underwriting	$275	$292	$492	$492
Syndications	174	108	253	206
Advisory services	73	43	150	103
Other	10	14	18	21

Total	$532	$457	$913	$822

Investment banking income increased $91 million, or 11 percent, for the six months ended June 30, 2004 as we continued to gain market share in leveraged loans, mergers and acquisitions, high-yield debt, syndicated loans, public finance and convertible debt, while maintaining our position in mortgage-backed securities during the period. The continued strong market share in syndicated loans and mergers and acquisitions drove the 23 percent and 46 percent increases, respectively, in syndications and advisory services fees.

Trading-related revenue, which includes net interest income from trading-related positions and trading account profits in noninterest income, is presented in the following table. Not included are commissions from equity transactions which are recorded in Noninterest income as Investment and brokerage services income, however, we consider these to be an integral component to the overall business trading revenues.

Trading-related Revenue(1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$597	$558	$1,174	$1,170
Trading account profits	390	109	658	412

Total trading-related revenue	$987	$667	$1,832	$1,582

Trading-related revenue by product
Fixed income	$456	$418	$964	$844
Interest rate (fully taxable-equivalent basis)	289	255	457	491
Foreign exchange	171	124	360	259
Equities(2)	83	102	80	217
Commodities	(4)	(89)	(6)	(38)

Market-based trading-related revenue	995	810	1,855	1,773
Credit portfolio hedges(3)	(8)	(143)	(23)	(191)

Total trading-related revenue	$987	$667	$1,832	$1,582

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Does not include commissions from equity transactions which were $168 and $175 for the three months ended June 30, 2004 and 2003, respectively and $341 and $315 for the six months ended June 30, 2004 and 2003, respectively.
(3)	Includes credit default swaps used for credit risk management.

        Market-based trading-related revenue increased by $82 million, or five percent. Fixed income continued to show strong results increasing $120 million, or 14 percent, driven by high yield debt and structured finance trading activity. Foreign exchange increased $101 million, or 39 percent, which was a result of the market volatility of the dollar and increased customer activity. Commodities revenue increased $32 million due to the absence of the negative impact of the SARS outbreak on jet fuel prices. However, the effects of a reduced risk profile and lower customer activity resulted in continued losses. Partially offsetting these increases were declines in equities and interest rate revenues. Equities revenues declined by $137 million, or 63 percent, and after including commissions on equity transactions declined $111 million, or 21 percent. The overall decline in equity trading-related revenues was driven by net losses on a single retained stock position and the absence of gains on a large single block trade, partially offset by increased profits in market making and over the counter instruments. Interest rate revenues declined by $34 million or seven percent largely due to reduced corporate customer activity and lower trading-related profits in the face of market uncertainty over the interest rate environment and declining volatility in the options market.

Continued improvements in credit quality in our large corporate portfolio drove the $457 million, or 136 percent, decrease in provision for credit losses. Driving this decrease was the low level of net charge-offs during the first six months of 2004 of $159 million in the large corporate portfolio, a decline of 45 percent from a year ago. Additionally, large corporate nonperforming assets decreased $259 million in the first six months of 2004 despite the $151 million effect of the addition in the current period of FleetBoston nonperforming assets.

Noninterest expense increased $853 million, or 32 percent, for the six months ended June 30, 2004 as compared to a year ago. This increase was largely due to an increase in legal and litigation charges of $421 million, which reflects the legal charges taken in the second quarter of 2004 and the reversal of legal expenses previous recorded in Corporate Other that were moved to Global Corporate and Investment Banking, the mutual fund settlement of $143 million and higher incentive compensation for market-based activities of $123 million.

Wealth and Investment Management

Wealth and Investment Management provides investment services to individual and institutional clients, and has $439.6 billion in assets under management. It includes five subsegments, Columbia Management Group (CMG), The Private Bank, Banc of America Investments (BAI), Premier Banking and Other Services.

CMG is an asset management organization serving the needs of high-net-worth individuals, institutions and retail customers. CMG offers a full range of investment styles across an array of products including equities, fixed income (taxable and non-taxable) and cash products. CMG distributes its products and services to institutions and consumers through The Private Bank and BAI operations as well as through non-proprietary channels such as other brokerage firms.

The Private Bank provides integrated wealth management solutions – including investment, trust, banking and lending services - to high-net-worth individuals, with investable assets greater than $3 million, as well as mid-market institutions and charitable organizations. As of June 30, 2004, The Private Bank had loans of $28.9 billion and deposits of $23.1 billion.

BAI is a full service retail brokerage business, which includes Quick & Reilly, and provides investment and financial planning services to individuals. BAI serves 1.8 million accounts through a network of over 2,100 financial advisors throughout the United States.

Premier Banking with $70 billion in deposit and credit relationship balances, joins with BAI to bring together personalized banking and investment expertise with priority service on client-dedicated teams. The Premier Banking and investments teams provide comprehensive advice, cash management strategies and customized solutions for mass affluent clients. Mass affluent clients have greater than $100,000 in income or investable assets exceeding $250,000 (excluding 401k balances), or they have substantial credit needs.

Other Services include Investment Product Development and Management, which provides products and services from traditional capital markets products to alternative investments, U.S. Clearing, which provides retail clearing services to broker/dealers and other correspondent firms, and Fleet Specialist, a New York Stock Exchange market-maker.

Total revenue increased $714 million, or 38 percent, for the six months ended June 30, 2004, while net income increased 13 percent and was negatively impacted by the mutual fund settlement, which had a pre-tax effect of approximately $143 million. Contributing to the increase in revenue was $380 million in investment and brokerage services driven by the $294 million addition of FleetBoston and $314 million in Net interest income. The increase in Net interest income was driven by higher deposits and improved deposit spreads, as well as higher loans in The Private Bank. Assets acquired from FleetBoston contributed $47 million to net interest income.

SVA decreased by $54 million, or 16 percent, as the increase in net income was offset by the increase in capital levels as a result of the Merger.

Client Assets

	June 30
(Dollars in billions)	2004	2003
Assets under management	$439.6	$279.0
Client brokerage assets	144.9	90.6
Assets in custody	105.2	47.9

Total client assets	$689.7	$417.5

Assets under management, which consist largely of equities, mutual funds and bonds, generate fees based on a percentage of their market value. Compared to a year ago, assets under management increased $160.6 billion, or 58 percent, due to the $151.3 billion of FleetBoston assets under management and growth in Marsico’s assets under management. Client brokerage assets, a source of commission revenue, were up $54.3 billion, or 60 percent versus the prior year due to the addition of $55.0 billion of FleetBoston client brokerage assets. Client brokerage assets consist largely of investments in annuities, money market mutual funds, bonds and equities. Assets in custody increased $57.3 billion, or 120 percent, and represent trust assets administered for customers. The addition of $54.3 billion of assets in custody from FleetBoston drove the increase. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Net interest income increased 33 percent to $1.3 billion due to growth in deposits in both Premier and The Private Bank, loan growth in The Private Bank, and the addition of FleetBoston earning assets to the portfolio. Net results of ALM activities also drove the increase. Average deposits increased $20.5 billion, or 41 percent, for the six months ended June 30, 2004 primarily due to moving clients from Consumer Banking to Premier and Premier customers doing more business with us. Average loans and leases increased $3.3 billion, or nine percent, for the six months ended June 30, 2004 due to the inclusion of the FleetBoston loans.

Significant Noninterest Income Components

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Asset management fees(1)	$545	$299	$863	$581
Brokerage income	194	104	299	201

Total Investment and brokerage services	739	403	1,162	782

(1)	Includes personal and institutional asset management fees, mutual fund fees and fees earned on assets in custody.

Noninterest income increased $400 million, or 43 percent, for the six months ended June 30, 2004 largely due to an increase in Investment and brokerage services of $380 million driven by the addition of the FleetBoston and higher assets under management balances in Marsico, The Private Bank and BAI, driven by sales and market appreciation.

Provision for credit losses remained low at $2 million for the six months ended June 30, 2004.

Noninterest expense increased $601 million, or 61 percent, due to the $315 million impact on expenses related to the inclusion of FleetBoston, Wealth and Investment Management’s share of the first quarter mutual fund settlement, which amounted to approximately $143 million, and an increase in personnel expenses and corporate allocations. The increased personnel expenses reflect the addition of 240 client managers in Premier, 229 additional financial advisors in BAI and increased incentives in Marsico due to sales and BAI due to sales and increased payouts.

Corporate Other

Corporate Other includes our Latin America and Equity Investments businesses, and Other.

Latin America consists of our full-service Latin American operations in Brazil, Argentina and Chile, but excludes Mexico. These businesses provide a wide array of products including commercial lending, where the focus has been on large corporations and multinational customers, consumer lending and services, deposit-taking, asset management, private banking and customer-centric treasury operations. The consumer business focuses mainly on the affluent and middle market segments. Our largest book of business is in Brazil where we have 66 branches while our Argentine and Chilean operations have 87 and 42 branches, respectively.

Equity Investments includes Principal Investing and our strategic alliances and investment portfolio. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages, from start-up to buyout.

Other includes noninterest income (primarily from the sales of debt securities and whole loan mortgages) and noninterest expense associated with the ALM process and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Corporate Other Summary

For the three months ended June 30

	Total Corporate Other		Latin America		Equity Investments		Other
(Dollars in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$193	$161	$157	$10	$(62)	$(35)	$98	$186
Noninterest income	(35)	157	112	3	62	24	(209)	130

Total revenue	158	318	269	13	—	(11)	(111)	316
Provision for credit losses	132	157	(7)	82	—	3	139	72
Gains on sales of debt securities	801	298	—	—	—	—	801	298
Noninterest expense	127	141	170	5	31	28	(74)	108
Income tax expense	224	79	40	(27)	(13)	(16)	197	122

Net income	$476	$239	$66	$(47)	$(18)	$(26)	$428	$312

Shareholder value added	$179	$(252)	$22	$(57)	(97)	$(85)	$254	$(110)
Average:
Total loans and leases	$130,064	$89,092	$8,638	$1,098	$76	$414	$121,350	$87,580
Total assets	128,336	85,151	12,756	960	8,288	6,153	107,292	78,038
Total deposits	25,002	19,230	7,768	—	54	—	17,180	19,230
Common equity/Allocated equity	14,073	17,896	1,695	342	2,951	2,098	9,427	15,456

For the six months ended June 30

	Total Corporate Other		Latin America		Equity Investments		Other
(Dollars in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$307	$342	$162	$25	$(98)	$(72)	$243	$389
Noninterest income	(6)	83	116	7	79	(46)	(201)	122

Total revenue	301	425	278	32	(19)	(118)	42	511
Provision for credit losses	401	203	51	52	—	4	350	147
Gains on sales of debt securities	1,302	575	—	—	—	—	1,302	575
Noninterest expense	119	137	173	10	58	54	(112)	73
Income tax expense	315	172	22	(11)	(30)	(64)	323	247

Net income	$768	$488	$32	$(19)	$(47)	$(112)	783	$619

Shareholder value added	$68	$(446)	$(10)	$(39)	$(182)	$(226)	$260	$(181)
Average:
Total loans and leases	$120,903	$85,014	$4,599	$1,141	$82	$424	$116,222	$83,449
Total assets	112,461	66,524	6,659	984	7,235	6,134	98,567	59,406
Total deposits	19,743	14,599	3,884	—	27	—	15,832	14,599
Common equity/Allocated equity	14,420	17,146	834	358	2,490	2,100	11,096	14,688

Latin America

The results of Latin America are driven by the addition of the FleetBoston operations in the region. Prior to the Merger, our business in the region had been reduced to very low levels. For the six months ended June 30, 2004, revenue increased $246 million to $278 million. Latin America had net income of $32 million for the six months ended June 30, 2004 compared to a net loss of $19 million for the same period in 2003. The improvements were due to the increase in business as a result of the addition of the FleetBoston Latin America business. SVA increased by $29 million, or 74 percent, due to higher net income.

Net interest income increased $137 million to $162 million for the six months ended June 30, 2004 compared to the same period in 2003. The increase was driven by the $154 million impact of the addition of the FleetBoston Latin America business.

Significant Noninterest Income Components

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Service charges	$27	$3	$28	$6
Investment and brokerage services	28	—	28	—
Trading account profits	22	—	22	—

Noninterest income increased $109 million to $116 million in the six months ended June 30, 2004 compared to a year ago. The increase was driven by increases in Service charges, Investment and brokerage services and Trading account profits. Of these increases, $26 million, $28 million and $22 million, respectively, were due to the impact of the addition of FleetBoston.

Noninterest expense increased $163 million to $173 million for the six months ended June 30, 2004 due to the $163 million impact of the addition of FleetBoston Latin America business.

Equity Investments

For the six months ended June 30, 2004, revenue increased $99 million, or 84 percent. Equity Investments had a net loss of $47 million for the six months ended June 30, 2004 compared to a net loss of $112 million for the same period in 2003. The improvements were primarily due to higher cash gains driven by increasing liquidity in the private equity markets offset by the $11 million net impairment from assets acquired from the FleetBoston Principal Investing portfolio. SVA increased by $44 million, or 19 percent, due to the improvement in the net loss.

The following table presents the equity investment portfolio in Principal Investing by major industry at June 30, 2004 and December 31, 2003.

Equity Investments in the Principal Investing Portfolio

(Dollars in millions)	June 30, 2004	December 31, 2003	Fleet Boston April 1, 2004
Consumer discretionary	$2,142	$1,435	$834
Industrials	1,262	876	527
Information technology	1,100	741	391
Telecommunications services	838	639	271
Health care	573	385	211
Financials	430	332	146
Materials	421	266	188
Real estate	325	229	113
Consumer staples	285	245	88
Individual trusts, nonprofits, government	194	48	162
Energy	88	29	67
Utilities	37	35	6

Total	$7,695	$5,260	$3,004

The following table presents the equity investment gains (losses) in Principal Investing.

Equity Investment Gains (Losses) in Principal Investing

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Cash gains	$223	$87	$324	$132
Impairments	(131)	(107)	(230)	(184)
Fair value adjustments	(35)	41	(48)	—

Total	$57	$21	$46	$(52)

Net interest income consists primarily of the internal funding cost associated with the carrying value of investments.

Noninterest income primarily consists of equity investment gains (losses). While we experienced higher impairment charges of $230 million for the six months ended June 30, 2004 compared to $184 million for the same period in 2003, improvements in the private equity markets and the $58 million effect of the addition of the FleetBoston portfolio resulted in a $192 million, or 145 percent, increase in cash gains for the six months ended June 30, 2004 as compared to the same period in 2003.

Noninterest expense was relatively flat at $58 million for the six months ended June 30, 2004.

Other

Total revenue decreased $469 million to $42 million for the six months ended June 30, 2004 compared to a year ago. The decrease was the result of a $146 million decrease in net interest income primarily caused by a reduction of capital in Other, as more capital has been deployed to the business segments, and by the continued runoff of previously exited businesses. The revenue decrease was also caused by the $323 million decline in noninterest income caused by the absence of whole loan sale gains during the period. Net income increased $164 million, or 26 percent, from a year ago. Gains on sales of debt securities increased $727 million to $1.3 billion as we continue to reposition the ALM portfolio in response to interest rate fluctuations. Provision for credit losses in Other increased from the first six months of 2003 associated with the previously exited consumer businesses, changes to components of the formula and other factors. The decrease in noninterest expense to a negative $112 million for the six months ended June 30, 2004 was related to the allocation of legal expenses previously provided by the Corporation in Other to Global Corporate and Investment Banking.

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

One ratio used to monitor trends is the “loan to domestic deposit” (LTD) ratio. The LTD ratio reflects the percent of loans that could be funded by domestic deposits. A ratio below 100 percent would indicate that market-based funding would not be needed to fund new loans; conversely, a ratio above 100 percent would indicate that market-based funds would be needed to fund new loans. The ratio was 95 percent at June 30, 2004 compared to 98 percent at December 31, 2003. For further discussion see Deposits and Other Funding Sources below.

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

Deposits and Other Funding Sources

Deposits are a key source of funding. Tables 5 and 6 provide information on the average amounts of deposits and the rates paid by deposit category. Average deposits increased $108.1 billion to $503.7 billion for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to a $70.8 billion increase in average domestic interest-bearing deposits, a $23.6 billion increase in average noninterest-bearing deposits and a $13.7 billion increase in average foreign interest-bearing deposits. These increases included the $48.8 billion, $16.5 billion and $3.9 impact of the addition of FleetBoston domestic interest-bearing deposits, noninterest-bearing deposits and foreign interest-bearing deposits, respectively. We categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $97.3 billion to $448.7 billion, a 28 percent increase from a year ago. The increase was due to the growth in NOW and money market deposits of $50.4 billion, noninterest-bearing deposits of $23.6 billion, consumer CDs and IRAs of $16.0 billion, and savings of $7.3 billion reflecting new account growth and efforts to deepen the relationship of existing customers. These increases also reflected the $64.7 billion impact to average core deposits from the addition of FleetBoston core deposits. Average market-based deposit funding increased $10.8 billion to $55.0 billion for the six months ended June 30, 2004 compared to the same period in 2003. The increase was due to a $13.7 billion increase in foreign interest-bearing deposits which was partially offset by a $2.9 billion decrease in negotiable CDs, public funds and other domestic time deposits. These increases also reflected the $4.4 billion impact to average market-based deposit funding from the addition of FleetBoston market-based deposit funding. Deposits, on average, represented 51 percent and 53 percent of total sources of funds for the six months ended June 30, 2004 and 2003, respectively.

Additional sources of funds include short-term borrowings, long-term debt and shareholders’ equity. Average short-term borrowings, a relatively low-cost source of funds, were up $85.3 billion to $223.2 billion for the six months ended June 30, 2004 compared to the same period in 2003 due to increases in securities sold under agreements to repurchase of $53.5 billion, commercial paper of $14.9 billion, other short-term borrowings of $10.5 billion and notes payable of $8.5 billion that were used to fund asset growth or facilitate trading activities offset by a decrease of $2.1 billion in federal funds purchased. The increases in average short-term borrowings included the $3.1 billion, $605 million, $890 million and $48 million impact of the addition of FleetBoston securities sold under agreements to repurchase, commercial paper, other short-term borrowings and notes payable, respectively. Issuances and repayments of long-term debt were $12.6 billion and $7.4 billion, respectively, for the six months ended June 30, 2004.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 9 of the consolidated financial statements and Notes 12 and 13 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

Many of our lending relationships contain both funded and unfunded elements. The funded portion is reflected on our balance sheet. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. These commitments, as well as guarantees, are more fully discussed in Note 9 of the consolidated financial statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At June 30, 2004, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $11.9 billion (related outstandings of $285 million) were not included in credit card line commitments in the table below.

Table 8

Credit Extension Commitments

	June 30, 2004
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments(1)	$108,501	$177,940	$286,441
Standby letters of credit and financial guarantees	22,932	18,909	41,841
Commercial letters of credit	5,662	394	6,056

Legally binding commitments	137,095	197,243	334,338
Credit card lines	171,536	8,562	180,098

Total	$308,631	$205,805	$514,436

(1)	Equity commitments of $2,433 and $1,678 related to obligations to fund existing equity investments were included in loan commitments at June 30, 2004 and December 31, 2003, respectively. Included in loan commitments at June 30, 2004, were $1,006 of equity commitments related to obligations to fund existing equity investments acquired from FleetBoston.

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

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At June 30, 2004 and December 31, 2003, the Corporation had off-balance sheet liquidity commitments and SBLCs to these entities of $31.6 billion and $23.5 billion, respectively. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 8. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $68 million and $108 million for the three months ended June 30, 2004 and 2003, respectively.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R) which addresses variable interest entities (VIEs). FIN 46R is an update of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46) and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. We early adopted FIN 46 in July 2003 and adopted FIN 46R as of March 31, 2004. As a result of the adoption of FIN 46R, there was no material impact on our results of operations or financial condition. At June 30, 2004, the consolidated assets and liabilities of our multi-seller asset-backed commercial paper conduit was reflected in available-for-sale (AFS) debt securities, Other assets, and Commercial paper and other short-term borrowings in the Global Corporate and Investment Banking business segment. At June 30, 2004, we held $5.3 billion of assets of this entity while our maximum loss exposure associated with this entity including unfunded lending commitments was approximately $6.5 billion.

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

We also receive fees for the services we provide to the entities, and we manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. Derivative activity related to these entities is included in Note 4 of the consolidated financial statements. We also provide asset management and related services to other special purpose entities. At both June 30, 2004 and December 31, 2003, the Corporation had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to the entities of $5.4 billion. Substantially all of these liquidity commitments, SBLCs and other financial guarantees mature within one year. These amounts are included in Table 8. Net revenues earned from fees associated with these entities were $21 million and $22 million for the six months ended June 30, 2004 and 2003, respectively.

Because we provide liquidity and credit support to these financing entities, our credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Disruption in the commercial paper markets may result in our having to fund under these commitments and SBLCs discussed above. We seek to manage these risks, along with all other credit and liquidity risks, within our policies and practices. See Notes 1 and 7 of the consolidated financial statements for additional discussion of off-balance sheet financing entities.

Capital Management

The final component of liquidity risk is capital management, which focuses on the level of Shareholders’ equity. Shareholders’ equity was $95.8 billion at June 30, 2004 compared to $48.0 billion at December 31, 2003, an increase of $47.8 billion. This increase was driven by stock issued in the acquisition of FleetBoston of $46.8 billion, Net income of $6.5 billion, Common stock issued under employee plans and related tax benefits of $2.1 billion, and Net unrealized gains on derivatives of $329 million partially offset by common share repurchases of $3.0 billion, dividends paid of $2.8 billion and Net unrealized losses on AFS debt and marketable equity securities of $2.0 billion. Table 9 presents the monthly share repurchase activity for the three and six months ended June 30, 2004 and 2003, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Table 9

Monthly Common Share Repurchases

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price (1)	Remaining Buyback Authority under Announced Programs(2)
			Dollars	Shares
Three months ended March 31, 2004	12,153	$80.11	$12,351	102,089

April 1-30, 2004	4,950	81.06	11,950	97,139
May 1-31, 2004	8,070	80.30	8,925	89,069
June 1-30, 2004	11,510	83.91	7,959	77,559

Three months ended June 30, 2004	24,530	82.15

Six months ended June 30, 2004	36,683	81.48

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased under Announced Programs(3)	Weighted Average Per Share Price(3)	Remaining Buyback Authority under Announced Programs(4)
			Dollars	Shares
Three months ended March 31, 2003	18,400	$69.20	$13,807	135,185

April 1-30, 2003	6,400	71.33	12,411	128,785
May 1-31, 2003	9,500	73.92	11,708	119,285
June 1-30, 2003	14,400	77.85	10,587	104,885

Three months ended June 30, 2003	30,300	75.24

Six months ended June 30, 2003	48,700	72.96

(1)	Reduced Shareholders’ equity by $3.0 billion and increased diluted earnings per common share by $0.03 for the six months ended June 30, 2004. These repurchases were partially offset by the issuance of 33 million shares of common stock under employee plans, which increased Shareholders’ equity by $2.1 billion, net of $183 of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.03 for the six months ended June 30, 2004.
(2)	On January 22, 2003, the Board authorized a stock repurchase program of up to 130 million shares of our common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004. On January 28, 2004, the Board authorized a stock repurchase program of up to 90 million shares of our common stock at an aggregate cost not to exceed $9.0 billion and to be completed within a period of 18 months.
(3)	Reduced Shareholders’ equity by $3.5 billion and increased diluted earnings per common share by $0.04 for the six months ended June 30, 2003. These repurchases were partially offset by the issuance of 44 million shares of common stock under employee plans, which increased Shareholders’ equity by $2.4 billion, net of $155 of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.03 for the six months ended June 30, 2003.
(4)	On December 11, 2001, the Board authorized a stock repurchase program of up to 130 million shares of our common stock at an aggregate cost of up to $10.0 billion. This repurchase plan was completed during the second quarter of 2003. On January 22, 2003, the Board authorized a stock repurchase program of up to 130 million shares of our common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004.

We will continue to repurchase shares, from time to time, in the open market or private transactions through our previously approved repurchase plans.

The Board approved a 2-for-1 stock split in the form of a common stock dividend and increased the quarterly cash dividends 12.5 percent from $0.80 to $0.90 per pre-split share, which will be $0.45 per share after the stock split. The common stock dividend will be effective August 27, 2004 to common shareholders of record on August 6, 2004 and the cash dividend will be effective September 24, 2004 to common shareholders of record on September 3, 2004.

As part of the SVA calculation, equity is allocated to business units based on an assessment of risk. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, market and operational. Average common equity allocated to business units was $56.4 billion and $32.6 billion for the six months ended June 30, 2004 and 2003, respectively. The increase in average allocated common equity is primarily due to the Merger. Average unallocated common equity (not allocated to business units) was $14.4 billion and $17.1 billion for the six months ended June 30, 2004 and 2003, respectively.

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 10 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America N.A. and Bank of America N.A. (USA) at June 30, 2004 and December 31, 2003 and for Fleet National Bank at June 30, 2004. As of June 30, 2004, we were classified as “well-capitalized” for regulatory purposes, the highest classification. For additional information on the regulatory capital ratios along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, see Note 15 of the consolidated financial statements of the Corporation’s 2003 Annual Report.

The capital treatment of Trust Securities is currently under review by the FRB due to the issuing trust companies being deconsolidated under FIN 46R. On May 6, 2004 the FRB proposed to allow Trust Securities to continue to qualify as Tier 1 capital with revised quantitative limits that would be effective after a three-year transition period. As a result, we will continue to report Trust Securities in Tier 1 Capital. In addition, the FRB is proposing to revise the qualitative standards for capital instruments included in regulatory capital. On September 2, 2003, the FRB and other regulatory agencies, issued the Interim Final Capital Rule for Consolidated Asset-backed Commercial Paper Program Assets (the Interim Rule). The Interim Rule allows companies to exclude from risk-weighted assets, the assets of asset-backed commercial paper programs required to be consolidated by FIN 46R, when calculating Tier 1 and Total Risk-based Capital ratios. On July 28, 2004, the FRB and other regulatory agencies issued the Final Capital Rule for Consolidated Asset-backed Commercial Paper Program Assets (the Final Rule), the provisions of which did not change from the Interim Rule. The Final Rule is effective September 30, 2004. In accordance with FIN 46R, as originally issued, the consolidated assets and liabilities of the multi-seller asset-backed commercial paper conduit was approximately $5.3 billion at June 30, 2004. See Note 7 of the consolidated financial statements for additional information on FIN 46R.

Table 10

Regulatory Capital

	June 30, 2004			December 31, 2003
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.20%	$61,882	$30,175	7.85%	$44,050	$22,452
Bank of America, N.A.	8.81	44,270	20,105	8.73	42,030	19,247
Bank of America, N.A. (USA)	9.18	3,681	1,604	8.41	3,079	1,465
Fleet National Bank	8.73	14,489	6,637	—	—	—
Total
Bank of America Corporation	11.97	90,266	60,351	11.87	66,651	44,904
Bank of America, N.A.	11.19	56,254	40,211	11.31	54,408	38,494
Bank of America, N.A. (USA)	12.84	5,148	3,208	12.29	4,502	2,930
Fleet National Bank	11.78	19,550	13,274	—	—	—
Leverage
Bank of America Corporation	5.83	61,882	42,453	5.73	44,050	30,741
Bank of America, N.A.	6.23	44,270	28,412	6.88	42,030	24,425
Bank of America, N.A. (USA)	9.74	3,681	1,511	9.17	3,079	1,344
Fleet National Bank	7.94	14,489	7,297	—	—	—

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Credit Risk Management

Credit risk is the risk of loss arising from a customer or counterparty’s inability to meet its obligation and exists in our outstanding loans and leases, derivative assets and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. We define the credit exposure to a client as the amount representing the maximum loss potential arising from all these product classifications, except for derivative positions where we use the current mark-to-market values of the counterparty component to represent credit exposure without giving consideration to future mark-to-market changes. Our commercial and consumer credit extension and review procedures take into account credit exposures that are both funded and unfunded. For additional information on derivatives and credit extension commitments, see Notes 4 and 9 of the consolidated financial statements, respectively.

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

Table 11

Outstanding Loans and Leases

	June 30, 2004		December 31, 2003		FleetBoston April 1, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial - domestic	$121,317	24.3%	$91,491	24.6%	$31,796	25.6%
Commercial - foreign	18,256	3.7	10,754	2.9	9,160	7.4
Commercial real estate(1)	30,955	6.2	19,367	5.2	9,982	8.0
Commercial lease financing	20,379	4.1	9,692	2.6	10,720	8.6

Total commercial	190,907	38.3	131,304	35.3	61,658	49.6

Residential mortgage	173,600	34.8	140,513	37.8	34,571	27.9
Home equity lines	42,315	8.5	23,859	6.4	13,799	11.1
Direct/Indirect consumer	39,252	7.9	33,415	9.0	6,113	4.9
Consumer finance(2)	7,873	1.6	7,558	2.1	1,272	1.0
Credit card	44,534	8.9	34,814	9.4	6,848	5.5

Total consumer	307,574	61.7	240,159	64.7	62,603	50.4

Total	$498,481	100.0%	$371,463	100.0%	$124,261	100.0%

(1)	Includes domestic and foreign commercial real estate loans of $30,519 and $436 at June 30, 2004, respectively, and $19,043 and $324 at December 31, 2003, respectively.
(2)	Includes foreign consumer and consumer lease financing of $3,268 and $867 at June 30, 2004, respectively, and $1,969 and $1,684 at December 31, 2003, respectively.

Concentrations of Credit Risk

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Risk due to borrower concentrations is more prevalent in the commercial portfolio. We also review, measure, and manage commercial real estate loans by geographic location and property type. Within our international portfolio, we also evaluate borrowings by region and by country. Tables 12, 13 and 14 summarize these concentrations.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Corporate and Investment Banking. Within Global Corporate and Investment Banking, concentrations continue to be addressed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute” and partly through the purchase of credit protection through credit derivatives. We utilize various risk mitigation tools to economically hedge our risk to certain credit counterparties, including credit default swaps and collateralized loan obligations (CLOs) in which a layer of loss is sold to third parties. However, this gives rise to earnings volatility as a consequence of accounting asymmetry as we mark to market our credit default swaps and CLOs through Trading account profits as required by SFAS 133, while the loans are recorded at historical cost less an allowance for credit losses or, if held for sale, the lower of cost or market. The costs incurred on credit portfolio hedges were $8 million and $143 million for the three months ended June 30, 2004 and 2003, respectively, and $23 million and $191 million for the six months ended June 30, 2004 and 2003, respectively.

For the consumer portfolio, the geographic span and diversity of our franchise along with the wide array of credit products function to mitigate credit risk concentrations. In addition, credit decisions are statistically-based with tolerances set that decrease the percentage of approvals as the risk profile increases.

Beginning in 2003, we entered into several transactions whereby we purchased credit protection on a portion of our residential mortgage loan portfolio from unaffiliated parties. These transactions are designed to aid us as part of our ALM overall risk management strategy. In the second quarter of 2004, we entered into a similar transaction for a portion of our indirect automobile loan portfolio. At June 30, 2004 and December 31, 2003, approximately $85.8 billion and $63.4 billion of residential mortgage and indirect automobile loans were credit enhanced. Our regulatory risk-weighted assets were reduced as a result of these transactions because we had effectively transferred a degree of credit risk on these loans to unaffiliated parties. These transactions had the cumulative effect of reducing our risk-weighted assets by $24.8 billion and $18.6 billion at June 30, 2004 and December 31, 2003, respectively, and resulted in 27 bp and 26 bp increases in our Tier 1 Risk-based Capital ratio at June 30, 2004 and December 31, 2003, respectively.

Table 12 shows commercial utilized credit exposure by industry. As depicted in the table, we believe that commercial utilized credit exposure is well diversified across a range of industries.

Table 12

Commercial Utilized Credit Exposure by Industry(1)

(Dollars in millions)	June 30 2004	December 31 2003	FleetBoston April 1, 2004
Real estate	$36,668	$22,228	$12,957
Retailing	23,442	15,152	6,539
Diversified financials	21,869	20,427	3,557
Banks	18,924	25,088	1,040
Individuals and trusts	16,888	14,307	2,627
Education and government	16,011	13,919	1,629
Materials	13,736	8,860	5,079
Consumer durables and apparel	12,718	8,313	3,482
Leisure and sports, hotels and restaurants	12,644	10,099	2,940
Transportation	12,282	9,355	3,268
Health care equipment and services	12,122	7,064	4,939
Capital goods	11,785	8,244	4,355
Food, beverage and tobacco	11,067	9,134	2,552
Commercial services and supplies	10,924	7,206	3,866
Energy	7,151	4,348	2,044
Media	7,082	4,701	2,616
Utilities	5,815	5,012	1,948
Insurance	5,487	3,638	2,822
Religious and social organizations	5,247	4,272	475
Food and staples retailing	3,344	1,837	1,456
Technology hardware and equipment	3,313	1,941	1,463
Telecommunications services	2,801	2,526	883
Software and services	2,451	1,655	770
Automobiles and components	1,599	1,326	746
Pharmaceuticals and biotechnology	998	466	590
Household and personal products	367	302	195
Other	6,915	1,474	3,751

Total	$283,650	$212,894	$78,589

(1)	Includes loans and leases, letters of credit, SBLCs and financial guarantees and mark-to-market exposure for derivatives.

Table 13 presents outstanding commercial real estate loans by geographic region and by property type. The outstanding amounts presented do not include commercial loans secured by owner-occupied real estate; accordingly, the amounts do not include outstanding loans and leases that were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. As depicted in the table, we believe the commercial real estate loan portfolio is well-diversified in terms of both geographic region and property type.

Table 13

Outstanding Commercial Real Estate Loans(1)

(Dollars in millions)	June 30, 2004	December 31, 2003	FleetBoston April 1, 2004
By Geographic Region(2)
California	$5,661	$4,705	$567
Northeast	4,217	683	3,732
Southwest	3,601	2,725	389
Florida	3,150	2,663	215
Southeast	2,961	2,642	387
Northwest	1,986	1,976	68
Midwest	1,979	1,431	347
Midsouth	1,435	1,139	152
Other states	3,616	448	3,234
Geographically diversified	1,913	631	769
Non-U.S.	436	324	122

Total	$30,955	$19,367	$9,982

By Property Type
Office buildings	$5,958	$3,431	$2,649
Apartments	5,221	3,411	1,687
Residential	4,925	3,631	314
Shopping centers/retail	3,766	2,295	1,474
Industrial/warehouse	2,300	1,790	351
Land and land development	1,790	1,494	155
Hotels/motels	1,019	548	531
Multiple use	715	560	269
Resorts	281	261	—
Other	4,980	1,946	2,552

Total	$30,955	$19,367	$9,982

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.
(2)	Distribution is based on geographic location of collateral.

Foreign Portfolio

The increase in total foreign exposure at June 30, 2004 compared to December 31, 2003 is due to the addition of exposure associated with FleetBoston.

At June 30, 2004, foreign exposure to entities in countries defined as emerging markets increased $5.4 billion to $16.4 billion. At June 30, 2004, 40 percent of the emerging markets exposure was in Asia compared to 55 percent at December 31, 2003, while 59 percent of emerging markets exposure was in Latin America at June 30, 2004 compared to 42 percent at December 31, 2003. Growth in Asian emerging markets was largely concentrated in Taiwan due to increases in short-term lending to other financial institutions. India also contributed to growth in Asian emerging markets with increases in commercial loans.

The increase in Latin America was attributable to the addition of the $6.7 billion FleetBoston portfolio, offset by reductions in loans and trading activity in Brazil. Bank of America, N.A.’s investment in the Mexican entity Grupo Financiero Santander Serfin (GFSS) accounted for $1.7 billion of reported Mexican exposure.

The primary components of our exposure in Brazil at June 30, 2004 and December 31, 2003 were $1.7 billion and $331 million, respectively, of cross-border traditional credit exposure (loans, letters of credit, etc.), and $1.7 billion and $193 million, respectively, of local country exposure net of local liabilities at June 30, 2004 and December 31, 2003, respectively. Nonperforming assets in Brazil were $64 million at June 30, 2004 compared to $39 million at December 31, 2003. Nonperforming assets at June 30, 2004 included $47 million of loans, $15 million of securities and $2 million of foreclosed properties. For the six months ended June 30, 2004 and 2003, net charge-offs for Brazil totaled $3 million and $13 million, respectively.

The primary components of our exposure in Argentina at June 30, 2004 and December 31, 2003, were $444 million and $135 million, respectively, of cross-border traditional credit exposure, and $16 million and $24 million, respectively, of local country exposure net of local liabilities. At June 30, 2004, Argentina nonperforming assets were $469 million compared to $107 million at December 31, 2003. Nonperforming assets at June 30, 2004 included $359 million of loans, $109 million of securities and $1 million of foreclosed properties. For the six months ended June 30, 2004, net recoveries for Argentina totaled $2 million compared to net charge-offs of $50 million for the comparable period in 2003.

Table 14 sets forth regional foreign exposure to selected countries defined as emerging markets.

Table 14

Selected Emerging Markets(1)

(Dollars in millions)	Loans and Loan Commitments	Other Financing(2)	Derivative Assets	Debt Securities/ Other Investments(3,4)	Total Cross- border Exposure(5)	Local Country Exposure Net of Local Liabilities(6)	Total Foreign Exposure June 30, 2004	Increase/ (Decrease) from December 31, 2003	Fleet- Boston April 1, 2004
Region/Country
Asia
Hong Kong	$193	$26	$78	$133	$430	$513	$943	$73	$6
India	623	146	154	282	1,205	632	1,837	272	9
Singapore	192	51	61	117	421	—	421	(146)	21
South Korea	328	792	47	174	1,341	220	1,561	(57)	158
Taiwan	285	506	54	3	848	—	848	307	26
Other Asia (7)	174	91	46	297	608	245	853	(23)	50

Total Asia	1,795	1,612	440	1,006	4,853	1,610	6,463	426	270

Central and Eastern Europe (7)	24	9	26	150	209	—	209	(61)	—

Latin America
Argentina	366	90	1	88	545	16	561	250	542
Brazil	1,388	335	18	141	1,882	1,732	3,614	2,943	3,838
Chile	304	108	3	14	429	717	1,146	1,015	570
Mexico (8)	723	205	141	2,023	3,092	116	3,208	425	1,186
Other Latin America (7)	351	198	147	168	864	291	1,155	438	579

Total Latin America	3,132	936	310	2,434	6,812	2,872	9,684	5,071	6,715

Total	$4,951	$2,557	$776	$3,590	$11,874	$4,482	$16,356	$5,436	$6,985

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in the Pacific Rim excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; and all countries in Central and Eastern Europe excluding Greece.
(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.
(3)	Amounts outstanding for Other Asia and Other Latin America have been reduced by $13 and $178, respectively, at June 30, 2004 and $13 and $173, respectively, at December 31, 2003. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.
(4)	Cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment. For regulatory reporting under Federal Financial Institutions Examination Council (FFIEC) guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.
(5)	Cross-border exposure includes amounts payable to the Corporation by borrowers with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
(6)	Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of local country exposure funded by local liabilities at June 30, 2004 was $13,399 compared to $5,336 at December 31, 2003. Local country exposure funded by local liabilities at June 30, 2004 in Latin America and Asia was $7,902 and $5,497, respectively, of which $3,589 was in Brazil, $1,410 in Argentina, $1,026 in Chile, $3,167 in Hong Kong and $1,024 in Singapore. There were no other countries with local country exposure funded by local liabilities greater than $1.0 billion.
(7)	Other Asia, Central and Eastern Europe, and Other Latin America include countries each with total foreign exposure of less than $500 million.
(8)	Includes $1,743 related to GFSS acquired in the first quarter of 2003.

The Corporation has certain risk mitigation instruments associated with Brazil and Argentina exposure, including insurance contracts, other trade-related transfer risk mitigation and third party funding. Certain exposures for Argentina were covered by political risk insurance contracts purchased from the U.S. and foreign governments, multilateral and private issuers. The ability to file a claim under the insurance policies may vary with the country’s current political and economic environment. Certain exposures for Brazil were also covered by political risk insurance. Additional risk mitigation for Brazil included other trade-related risk mitigation and third party funding. The following table presents the components of our total foreign exposure for Argentina and Brazil, net of risk mitigation.

Risk Mitigation

(Dollars in millions)	Argentina	Brazil
Total foreign exposure per Table 14 above	$561	$3,614
Less: Insurance contracts	223	496
Other trade-related transfer risk mitigation	—	1,011
Third party funding	—	251

Total foreign exposure net of risk mitigation, June 30, 2004	$338	$1,856

Credit Quality Performance

Overall credit quality continued to improve during the six months ended June 30, 2004 as all major commercial asset quality performance indicators continued to show positive trends, and consumer asset quality remained stable and continued to perform well. As presented in Table 15, commercial criticized exposure increased $770 million, or 6 percent, to $13.4 billion for the six months ended June 30, 2004. This increase was driven by the addition of $7.1 billion of FleetBoston criticized commercial exposure on April 1, 2004 offset by declines of $6.3 billion resulting from paydowns and payoffs primarily due to reduced levels of inflows, credit quality improvements, loan sales and charge-offs.

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that principal and interest are not expected to be fully collected in accordance with its contractual terms. As presented in Table 16, nonperforming assets at June 30, 2004 increased $158 million from December 31, 2003 due primarily to the $1.2 billion effect of FleetBoston nonperforming assets on April 1, 2004 offset by decreases in the nonperforming commercial loans. The commercial nonperforming loans and leases totaled $2.2 billion at June 30, 2004, a decrease of $65 million from December 31, 2003 levels. Most of the decrease in the first six months of 2004 was in our large corporate portfolio, which was down $259 million. Decreases in total commercial nonperforming loans and leases were due to reduced levels of inflows of $859 million, loan sales of $312 million, increased returns to performing status of $289 million and charge-offs of $413 million. Reduced levels of paydowns and payoffs, compared to the same periods in 2003, reflect the lower levels of nonperforming loans and leases resulting from the improvement in credit quality experienced in the last few quarters. Nonperforming commercial - domestic loans decreased $142 million and represented 1.03 percent of commercial - domestic loans at June 30, 2004 compared to 1.52 percent at December 31, 2003. Nonperforming commercial - foreign loans decreased $75 million and represented 2.76 percent of commercial - foreign loans at June 30, 2004 compared to 5.37 percent at December 31, 2003. The aforementioned decreases were offset by a $130 million increase in nonperforming commercial lease financing associated primarily with commercial aviation and representing 1.26 percent of commercial lease financing at June 30, 2004 compared to 1.31 percent at December 31, 2003. Also, nonperforming commercial real estate loans increased $22 million and represented 0.53 percent of commercial real estate loans at June 30, 2004 compared to 0.73 percent at December 31, 2003.

Within the consumer portfolio, nonperforming loans increased $71 million to $709 million, and represented 0.23 percent of consumer loans at June 30, 2004 compared to $638 million, representing 0.27 percent of consumer loans at December 31, 2003. The increase in nonperforming consumer loans was driven by the addition of $127 million of nonperforming consumer loans on April 1, 2004 related to FleetBoston partially offset by loan sales of $60 million. The improvement in the percentage of nonperforming consumer loans to the total consumer portfolio was due to growth in residential mortgages and the 0.01 percent impact of the inclusion of the FleetBoston consumer portfolio.

Sales of nonperforming assets for the six months ended June 30, 2004, totaled $409 million, comprised of $312 million of nonperforming commercial loans, $60 million of nonperforming consumer loans and $37 million of commercial foreclosed properties. There were no sales of nonperforming securities for the same period. Sales of nonperforming assets for the six months ended June 30, 2003 totaled $629 million, comprised of $594 million of nonperforming commercial loans, $5 million of nonperforming consumer loans and $30 million of foreclosed properties.

Table 15

Commercial Criticized Exposure (1)

	June 30, 2004		December 31, 2003		Fleet Boston April 1, 2004
(Dollars in millions)	Amount	Percent(2)	Amount	Percent(2)	Amount	Percent(2)
Commercial - domestic	$8,390	4.68%	$8,044	5.73%	$4,830	9.86%
Commercial - foreign	2,144	4.80	2,612	6.97	1,057	10.01
Commercial real estate	1,305	3.33	983	3.89	406	4.08
Commercial lease financing	1,581	7.76	1,011	10.43	768	5.42

Total commercial criticized exposure	$13,420	4.73%	$12,650	5.94%	$7,061	8.44%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include loans and leases, foreclosed properties, letters of credit, bankers’ acceptances, derivatives and assets held for sale.
(2)	Commercial criticized exposure is taken as a percentage of total commercial utilized exposure which includes loans and leases, foreclosed properties, letters of credit, bankers’ acceptances, derivatives and assets held for sale.

Table 16

Nonperforming Assets

(Dollars in millions)	June 30, 2004	December 31, 2003	Fleet Boston April 1, 2004
Nonperforming loans and leases
Commercial - domestic	$1,246	$1,388	$317
Commercial - foreign	503	578	496
Commercial real estate	164	142	80
Commercial lease financing	257	127	51

Total commercial	2,170	2,235	944

Residential mortgage	537	531	55
Home equity lines	42	43	13
Direct/Indirect consumer	31	28	10
Consumer finance	99	36	49

Total consumer	709	638	127

Total nonperforming loans and leases	2,879	2,873	1,071
Nonperforming securities(1)	156	—	135
Foreclosed properties	144	148	14

Total nonperforming assets(2)	$3,179	$3,021	$1,220

Nonperforming assets as a percentage of:
Total assets	0.31%	0.41%	0.61%
Outstanding loans, leases and foreclosed properties	0.64	0.81	0.96
Nonperforming loans and leases as a percentage of outstanding loans and leases	0.58	0.77	0.84

(1)	Primarily related to international securities held in the available-for-sale portfolio.
(2)	Balances do not include $103 and $202 of nonperforming assets, primarily loans held for sale, included in Other assets at June 30, 2004 and December 31, 2003, respectively.

Table 17 presents the additions to and reductions in nonperforming assets in the commercial and consumer portfolios, and securities during the most recent five quarters.

Table 17

Nonperforming Assets Activity

(Dollars in millions)	Second Quarter 2004	First Quarter 2004	Fourth Quarter 2003	Third Quarter 2003	Second Quarter 2003
Balance, beginning of period	$2,485	$3,021	$3,657	$4,430	$5,033

Commercial
Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	958	—	—	—	—
New nonaccrual loans and foreclosed properties	610	197	574	419	410
Advances on loans	37	15	30	11	59

Total commercial additions	1,605	212	604	430	469

Reductions in nonperforming assets:
Paydowns and payoffs	(500)	(230)	(264)	(241)	(335)
Sales	(288)	(61)	(425)	(504)	(362)
Returns to performing status	(109)	(180)	(109)	(22)	(32)
Charge-offs(1)	(227)	(186)	(290)	(362)	(332)
Transfers to assets held for sale	(41)	(72)	(108)	—	—

Total commercial reductions	(1,165)	(729)	(1,196)	(1,129)	(1,061)

Total commercial net additions to (reductions in) nonperforming assets	440	(517)	(592)	(699)	(592)

Consumer
Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	127	—	—	—	—
New nonaccrual loans and foreclosed properties	367	357	367	393	395
Transfers from assets held for sale(2)	—	1	3	2	—

Total consumer additions	494	358	370	395	395

Reductions in nonperforming assets:
Paydowns and payoffs	(123)	(72)	(146)	(108)	(185)
Sales	(25)	(35)	(45)	(96)	—
Returns to performing status	(185)	(231)	(195)	(235)	(185)
Charge-offs(1)	(33)	(39)	(28)	(30)	(36)
Transfers to assets held for sale	(30)	—	—	—	—

Total consumer reductions	(396)	(377)	(414)	(469)	(406)

Total consumer net additions to (reductions in) nonperforming assets	98	(19)	(44)	(74)	(11)

Nonperforming securities(3)
Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	135	—	—	—	—
Other	23	—	—	—	—
Reductions in nonperforming assets:
Paydowns and payoffs	(2)	—	—	—	—

Total securities net additions to nonperforming assets	156	—	—	—	—

Total net additions to (reductions in) nonperforming assets	694	(536)	(636)	(773)	(603)

Balance, end of period	$3,179	$2,485	$3,021	$3,657	$4,430

(1)	Certain loan products, including commercial credit card, consumer credit card and consumer non-real estate loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2)	Includes assets held for sale that were foreclosed and transferred to foreclosed properties.
(3)	Primarily related to international securities held in available-for-sale portfolio.

Commercial - domestic loans past due 90 days or more and still accruing interest were $88 million at June 30, 2004, of which $28 million was related to the addition of the FleetBoston portfolio, and $108 million at December 31, 2003. Consumer loans past due 90 days or more and still accruing interest were $828 million at June 30, 2004, of which $116 million was related to the addition of the FleetBoston portfolio, which included on-balance sheet card loans of $752 million of which $98 million was related to the FleetBoston portfolio. At December 31, 2003, the comparable amount was $698 million which included $616 million on-balance sheet credit card loans.

Commercial - domestic loan net charge-offs, as presented in Table 18, decreased $138 million to $72 million in the three months ended June 30, 2004 and decreased $256 million to $120 million in the six months ended June 30, 2004 compared to the same periods in 2003, reflecting the overall improvement in the quality of the portfolio partially offset by the addition of $317 million of FleetBoston nonperforming commercial - domestic loans during the second quarter of 2004.

Commercial - foreign loan net charge-offs increased $19 million to $72 million in the three months ended June 30, 2004 and increased $5 million to $178 million in the six months ended June 30, 2004 compared to the same periods in 2003. The increase was attributable to the addition of $496 million of FleetBoston nonperforming commercial - foreign loans during the second quarter of 2004 offset by the reductions in exposure to the utilities sector.

At June 30, 2004 and December 31, 2003, our credit exposure related to Parmalat Finanziera SpA and its related entities (Parmalat) was $34 million and $274 million, respectively, which included $1 million and $30 million of derivatives, respectively. Nonperforming loans related to Parmalat were $33 million and $226 million at June 30, 2004 and December 31, 2003, respectively. During the quarter ended March 31, 2004, we charged off $106 million of direct loans that did not have credit support. Additionally, during the quarter ended June 30, 2004, we charged off $84 million of direct loans, including $79 million of loans that are covered by credit support. Consistent with regulatory guidance, this exposure was charged off as it is expected that the process of collection will be materially extended due to the nature, uncertainty and complexity of the facts and circumstances surrounding the Parmalat collapse, which are expected to be subject to legal disputes for an extended period.

On-balance sheet credit card net charge-offs increased $327 million to $1.0 billion in the six months ended June 30, 2004 compared to the same period in 2003, of which $115 million were from new advances on previously securitized balances. Such advances are recorded on our balance sheet after the revolving period of the securitization, which has the effect of increasing loans on our balance sheet, increasing net interest income and increasing charge-offs, with a corresponding reduction in noninterest income. The addition of $183 million in charge-offs from the portfolio acquired from FleetBoston also contributed to the increase. In addition to the $6.8 billion of credit card loans related to FleetBoston, the seasoning of portfolio growth over the last several years was the other driver of increased charge-offs, and we expect this trend to continue.

We have moved $1.1 billion of credit card loans acquired in connection with the FleetBoston acquisition into our held-for-sale portfolio.

Included in Other assets are loans held for sale and leveraged lease partnership interests of $9.3 billion and $213 million, respectively, at June 30, 2004 and $8.4 billion and $332 million, respectively, at December 31, 2003. Included in these balances are nonperforming loans held for sale and leveraged lease partnership interests of $80 million and $23 million, respectively, at June 30, 2004 and $199 million and $3 million, respectively, at December 31, 2003.

Allowance for Credit Losses

Allowance for Loan and Lease Losses

The Allowance for loan and lease losses is allocated to each product type based on three components.

The first component of the Allowance for loan and lease losses covers those commercial loans that are either nonperforming or impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of that loan. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product type and risk rating of the loan.

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

Additions to the Allowance for loan and lease losses are made by charges to the Provision for credit losses. Credit exposures deemed to be uncollectible are charged against the Allowance for loan and lease losses. Recoveries of previously charged off amounts are credited to the Allowance for loan and lease losses.

The Allowance for total commercial loan and lease losses as presented in Table 20 was $3.8 billion, a $1.4 billion increase from December 31, 2003 levels due to the addition of $1.7 billion of FleetBoston allowance for commercial loans and leases to the portfolio partially offset by reduced levels of allowance for loan and lease losses resulting from improvement in the commercial loan portfolio. Commercial credit quality continues to improve as reflected in the continued declines in both commercial criticized exposure and commercial nonperforming loans. Commercial criticized exposure at June 30, 2004 of $13.4 billion was up only $770 million from December 31, 2003 as shown in Table 15. The addition of FleetBoston criticized commercial exposure, as of April 1, 2004, was $7.1 billion. Commercial nonperforming loans and leases totaled $2.2 billion at June 30, 2004, a decrease of $65 million from December 31, 2003 levels. The decrease was driven by declines of $1.0 billion in the first half of 2004 partially offset by the addition of $958 million on April 1, 2004 of FleetBoston commercial nonperforming assets. Specific reserves on commercial impaired loans decreased $45 million, or 12 percent in the first six months of 2004, reflecting the decrease in our investment in specific loans considered impaired of $270 million to $1.9 billion at June 30, 2004. The net decrease of $270 million included the addition of FleetBoston impaired loans of $914 million offset by decreases of $1.1 billion in the first half of 2004. The decreased levels of criticized, nonperforming and impaired loans, and the respective reserves were driven by overall improvement in the commercial credit quality, including paydowns and payoffs, loan sales, net charge-offs and returns to performing status.

The Allowance for loan and lease losses in the consumer portfolio increased $634 million to $3.2 billion from December 31, 2003 due to the addition of $592 million of FleetBoston allowance for consumer loans, continued growth in consumer loans, primarily credit card, and updated loss rates primarily on the liquidating consumer businesses. The Allowance for loan and lease losses on the consumer credit card portfolio increased $477 million driven by the addition of the FleetBoston on-balance sheet card portfolio at June 30, 2004, as well as growth and seasoning in the credit card portfolios.

General reserves on loans and leases increased $583 million from December 31, 2003, $508 million of the increase attributable to the addition of FleetBoston general reserves and $75 million of the increase due to reserves established in the current quarter for continued uncertainty surrounding the extent, depth and pace of the domestic economic recovery and increased uncertainty in the global arena.

Reserve for Unfunded Lending Commitments

In addition to the Allowance for loan and lease losses, we also compute an estimate of probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The Reserve for unfunded lending commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

We monitor differences between estimated and actual incurred credit losses. This monitoring process includes periodic assessments by senior management of credit portfolios and the models used to estimate incurred losses in those portfolios.

The Reserve for unfunded lending commitments increased $70 million from December 31, 2003, due to the addition of $85 million of reserves associated with FleetBoston unfunded lending commitments offset by improvements in overall commercial credit quality.

Table 18 presents the net charge-offs and net charge-off ratios.

Table 18

Net Charge-offs and Net Charge-off Ratios(1)

	Three Months Ended June 30				Six Months Ended June 30
	2004		2003		2004		2003
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial - domestic	$72	0.23%	$210	0.88%	$120	0.23%	$376	0.79%
Commercial - foreign	72	1.59	53	1.58	178	2.48	173	2.50
Commercial real estate	(5)	(0.07)	10	0.21	(7)	(0.06)	19	0.19
Commercial lease financing	(3)	(0.06)	11	0.44	2	0.02	84	1.65

Total commercial	136	0.28	284	0.82	293	0.36	652	0.93

Residential mortgage	12	0.03	11	0.04	23	0.03	13	0.02
Home equity lines	4	0.04	6	0.11	8	0.05	12	0.11
Direct/Indirect consumer	49	0.50	38	0.47	97	0.53	94	0.59
Consumer finance	32	1.59	47	2.04	80	2.06	116	2.43
Credit card	585	5.45	378	5.78	1,028	5.27	701	5.56
Other consumer - domestic(2)	11	n/m	8	n/m	20	n/m	17	n/m

Total consumer	693	0.92	488	0.93	1,256	0.92	953	0.93

Total net charge-offs	$829	0.67%	$772	0.88%	$1,549	0.72%	$1,605	0.93%

n/m = not meaningful

(1)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding loans and leases during the period for each loan category.
(2)	Represents charge-offs of overdrafts on checking accounts.

Table 19 presents a roll-forward of the Allowance for credit losses.

Table 19

Allowance for Credit Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2004	2003	2004	2003
Allowance for loan and lease losses, beginning of period	$6,080	$6,421	$6,163	$6,358

FleetBoston balance, April 1, 2004	2,763	—	2,763	—
Loans and leases charged off
Commercial - domestic	(170)	(246)	(267)	(457)
Commercial - foreign	(86)	(67)	(199)	(192)
Commercial real estate	(5)	(11)	(6)	(22)
Commercial lease financing	(4)	(15)	(12)	(88)

Total commercial	(265)	(339)	(484)	(759)

Residential mortgage	(18)	(15)	(34)	(20)
Home equity lines	(9)	(11)	(17)	(20)
Direct/Indirect consumer	(88)	(78)	(168)	(171)
Consumer finance	(55)	(65)	(119)	(153)
Credit card	(642)	(412)	(1,134)	(765)
Other consumer - domestic	(15)	(13)	(29)	(27)

Total consumer	(827)	(594)	(1,501)	(1,156)

Total loans and leases charged off	(1,092)	(933)	(1,985)	(1,915)

Recoveries of loans and leases previously charged off
Commercial - domestic	98	36	147	81
Commercial - foreign	14	14	21	19
Commercial real estate	10	1	13	3
Commercial lease financing	7	4	10	4

Total commercial	129	55	191	107

Residential mortgage	6	4	11	7
Home equity lines	5	5	9	8
Direct/Indirect consumer	39	40	71	77
Consumer finance	23	18	39	37
Credit card	57	34	106	64
Other consumer - domestic	4	5	9	10

Total consumer	134	106	245	203

Total recoveries of loans and leases previously charged off	263	161	436	310

Net charge-offs	(829)	(772)	(1,549)	(1,605)

Provision for loan and lease losses	789	729	1,428	1,623
Transfers(1)	(36)	(12)	(38)	(10)

Allowance for loan and lease losses, June 30	$8,767	$6,366	$8,767	$6,366

Reserve for unfunded lending commitments, beginning of period	$401	$432	$416	$493
FleetBoston balance, April 1, 2004	85	—	85	—
Provision for unfunded lending commitments	—	43	(15)	(18)

Reserve for unfunded lending commitments, June 30	$486	$475	$486	$475

Total	$9,253	$6,841	$9,253	$6,841

Loans and leases outstanding at June 30	$498,481	$360,305	$498,481	$360,305
Allowance for loan and lease losses as a percentage of loans and leases outstanding at June 30	1.76%	1.77%	1.76%	1.77%
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at June 30	2.01	2.36	2.01	2.36
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at June 30	1.03	0.89	1.03	0.89
Average loans and leases outstanding during the period	$497,158	$350,279	$435,618	$347,983
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period	0.67%	0.88%	0.72%	0.93%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at June 30	305	152	305	152
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	2.63	2.06	2.81	1.97

(1)	Includes transfers to loans held for sale.

For reporting purposes, we allocate the allowance for loan and lease losses across products; however, the allowance is available to absorb all credit losses without restriction. Table 20 presents our allocation by product type.

Table 20

Allocation of the Allowance for Credit Losses

by Product Type

	June 30, 2004		December 31, 2003		FleetBoston April 1, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Commercial - domestic	$1,695	19.3%	$1,257	20.4%	$704	25.5%
Commercial - foreign	1,131	12.9	575	9.3	611	22.1
Commercial real estate	675	7.7	413	6.7	264	9.6
Commercial lease financing	338	3.9	207	3.4	84	3.0

Total commercial(1)	3,839	43.8	2,452	39.8	1,663	60.2

Residential mortgage	199	2.3	149	2.4	40	1.4
Home equity lines	80	0.9	61	1.0	17	0.6
Direct/Indirect consumer	371	4.2	340	5.5	43	1.6
Consumer finance	441	5.0	384	6.2	26	0.9
Credit card	2,079	23.7	1,602	26.0	466	16.9

Total consumer	3,170	36.1	2,536	41.1	592	21.4

General	1,758	20.1	1,175	19.1	508	18.4

Allowance for loan and lease losses	8,767	100.0%	6,163	100.0%	2,763	100.0%

Reserve for unfunded lending commitments	486		416		85

Total	$9,253		$6,579		$2,848

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $346 and $391 at June 30, 2004 and December 31, 2003, respectively.

Problem Loan Management

Banc of America Strategic Solutions, Inc. (SSI), a majority-owned consolidated subsidiary of Bank of America, N.A., a wholly-owned subsidiary of the Corporation, was established in 2001 to better align the management of domestic commercial loan credit workout operations by providing more effective and efficient management processes afforded by a closely aligned end-to-end function. In the six months ended June 30, 2004 and 2003, Bank of America, N.A. sold commercial loans with a gross book balance of approximately $724 million and $1.4 billion, respectively, to SSI. For tax purposes, under the Internal Revenue Code, the sales were treated as a taxable exchange. The tax and accounting treatment of these sales had no financial statement impact on us because the sales were transfers among entities under common control, and there was no change in the individual loan resolution strategies. For additional discussion on Problem Loan Management, see page 50 of the Corporation’s 2003 Annual Report.

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

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the success of trading-related revenue for the twelve months ended June 30, 2004. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended June 30, 2004, positive trading-related revenue was recorded for 86 percent of trading days. Furthermore, only six percent of the total trading days had losses greater than $10 million, and the largest loss was $41 million. This can be compared to the twelve months ended June 30, 2003, where positive trading-related revenue was recorded for 86 percent of trading days and only four percent of total trading days had losses greater than $10 million, with the largest loss being $25 million.

Histogram of Daily Trading-related Revenue

Twelve Months Ended June 30, 2004

The above histogram does not include two losses greater than $50 million associated with MSRs as the losses were related to model changes rather than market changes in the portfolio. For additional information on these losses and the related model changes, see Trading-related Revenue on page 38.

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

A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times a year. Actual losses exceeded VAR once in the twelve months ended June 30, 2004 and once during the twelve months ended June 30, 2003.

In addition to reviewing our underlying model assumptions with senior management, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 21 presents average, high and low daily VAR for the twelve months ended June 30, 2004 and 2003.

Table 21

Trading Activities Market Risk

	Twelve Months Ended June 30
	2004			2003
(Dollars in millions)	Average VAR	High VAR(1)	Low VAR(1)	Average VAR	High VAR(1)	Low VAR(1)
Foreign exchange	$3.9	$5.9	$1.1	$3.8	$7.8	$1.5
Interest rate	30.3	65.2	15.1	28.9	47.4	15.1
Credit(2)	24.6	37.1	14.9	18.9	24.8	14.6
Real estate/mortgage(3)	11.6	26.1	4.6	15.2	41.4	2.5
Equities	30.5	51.5	7.9	12.8	53.8	4.6
Commodities	6.3	11.9	3.8	10.6	19.3	5.6
Portfolio diversification	(59.0)	—	—	(57.7)	—	—

Total trading portfolio	$48.2	$91.0	$22.4	$32.5	$57.8	$11.2

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	Credit includes credit fixed income and credit default swaps used for credit risk management.
(3)	Real estate/mortgage, which is included in the fixed income category in Table 7 includes capital market real estate and excess spread certificates. For addition information on excess spread certificates see Note 1 of the consolidated financial statements. Effective June 1, 2004, Real estate/mortgage no longer includes excess spread certificates.

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

Approximately $4.0 million of the increase in average VAR for the twelve months ended June 30, 2004 was attributable to the addition of FleetBoston in the second quarter. The remaining increase in average VAR for the twelve months ended June 30, 2004 was primarily due to increases in the average risk taken in credit and equities. The increase in equities was mainly due to the increased economic risk from customer-facilitated transactions that were held in inventory during portions of 2003 and 2004. The large increase in the “High” VAR for both the interest rate and the total trading portfolio are due to activities on one day during the period.

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

Table 22 provides our estimated net interest income at risk over the subsequent year from June 30, 2004 and December 31, 2003, resulting from a 100 bp gradual (over 12 months) parallel increase or decrease in interest rates from the forward curve calculated as of June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, we were positioned to benefit from rising long-term interest rates.

Table 22

Estimated Net Interest Income at Risk

	-100 bp	+100bp
June 30, 2004	(0.7)%	0.4%
December 31, 2003	1.2	(1.1)

As part of the ALM process, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is integral to our ALM process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of cash and derivative positions. During the six months ended June 30, 2004 and 2003, we purchased securities of $151.7 billion and $133.9 billion, respectively, sold $36.6 billion and $71.1 billion, respectively and received paydowns of $15.2 billion and $16.9 billion, respectively. Not included in the purchases above were $59.0 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at June 30, 2004 settling from July 2004 to December 2004 with an average yield of 5.49 percent, and $15.0 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at June 30, 2003 that settled in July 2003 with an average yield of 4.48 percent. These forward purchase contracts were accounted for as derivatives and their net-of-tax unrealized gains and losses were included in Accumulated other comprehensive income (OCI). The pre-tax unrealized loss on these forward purchase contracts at June 30, 2004 and 2003 was $140 million and $23 million, respectively. There were also $29.5 billion of forward sale contracts of mortgage-backed securities at June 30, 2004 which settled in July 2004 with an average yield of 5.43 percent, and $31.6 billion of forward sale contracts of mortgage-backed securities at June 30, 2003 that settled from July 2003 to August 2003 with an average yield of 4.88 percent. These forward sale contracts were accounted for as derivatives and their net-of-tax unrealized gains and losses were included in Accumulated OCI. The pre-tax unrealized loss on these forward sale contracts at June 30, 2004 and 2003 was $9 million and $16 million, respectively. The forward purchase and sale contracts at June 30, 2004 were included in Table 23. During the year, we continuously monitored the interest rate risk position of the portfolio and repositioned the securities portfolio in order to mitigate risk and to take advantage of interest rate fluctuations. Through sales in the securities portfolio, we realized $1.3 billion and $569 million in gains on sales of debt securities during the six months ended June 30, 2004 and 2003, respectively.

Residential Mortgage Portfolio

During the six months ended June 30, 2004 and 2003, we purchased $46.5 billion and $58.2 billion, respectively, of residential mortgages in the wholesale market for our ALM portfolio and interest rate risk management. Not included in the purchases above were $6.6 billion of forward purchase commitments of mortgage loans at June 30, 2004 settling from July 2004 to August 2004. These commitments, included in Table 23, were accounted for as derivatives at June 30, 2004 under the provisions of SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) and their net-of-tax unrealized gains and losses were included in Accumulated OCI. The pre-tax unrealized loss on these forward purchase commitments at June 30, 2004 was $23 million. During the six months ended June 30, 2004 there were no sales of whole mortgage loans. During the six months ended June 30, 2003, we sold $17.8 billion of whole mortgage loans and recognized $524 million in gains on the sales included in Other noninterest income. Additionally, during the six months ended June 30, 2004 and 2003, we received paydowns of $23.1 billion and $32.1 billion, respectively.

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

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 23 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity and estimated duration of our ALM derivatives at June 30, 2004 and December 31, 2003.

Table 23

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

June 30, 2004
	Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2004	2005	2006	2007	2008	Thereafter	Average Estimated Duration
Cash flow hedges
Receive fixed interest rate swaps(1)	$(2,929)								4.27
Notional amount		$100,141	$—	$2,500	$10,250	$18,260	$32,223	$36,908
Weighted average fixed rate		3.64%	—%	2.09%	3.53%	3.02%	3.36%	4.32%
Pay fixed interest rate swaps(1)	437								2.97
Notional amount		$215,602	$10	$91,374	$55,736	$3,098	$9,141	$56,243
Weighted average fixed rate		3.43%	5.10%	2.74%	3.01%	3.70%	3.80%	4.87%
Basis swaps	(3)
Notional amount		$7,700	$1,000	$500	$4,400	$—	$—	$1,800
Option products(2)	1,101
Notional amount(3)		148,951	81,267	—	50,000	—	5,000	12,684
Futures and forward rate contracts(4)	(169)
Notional amount(3)		40,050	36,050	—	2,000	2,000	—	—

Total net cash flow positions	$(1,563)

Fair value hedges
Receive fixed interest rate swaps(1)	$(170)								6.76
Notional amount		$40,902	$—	$2,580	$4,363	$2,500	$2,638	$28,821
Weighted average fixed rate		4.98%	—%	4.78%	5.23%	4.53%	3.46%	5.14%
Pay fixed interest rate swaps(1)	(10)								6.04
Notional amount		$1,916	$—	$—	$—	$—	$—	$1,916
Weighted average fixed rate		4.80%	—%	—%	—%	—%	—%	4.80%
Foreign exchange contracts	930
Notional amount		$11,394	$136	$1,021	$997	$1,157	$192	$7,891
Futures and forward rate contracts(4)	—
Notional amount(3)		—	—	—	—	—	—	—

Total net fair value positions	$750
Closed interest rate contracts(5,6)	333

Total ALM contracts	$(480)

December 31, 2003
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2004	2005	2006	2007	2008	Thereafter	Average Estimated Duration
Cash flow hedges
Receive fixed interest rate swaps(1)	$(2,184)								5.22
Notional amount		$122,547	$—	$2,000	$—	$33,848	$33,561	$53,138
Weighted average fixed rate		3.46%	—%	2.10%	—%	3.08%	2.97%	4.06%
Pay fixed interest rate swaps(1)	(2,101)								5.51
Notional amount		$134,654	$—	$3,641	$14,501	$39,142	$13,501	$63,869
Weighted average fixed rate		4.00%	—%	2.09%	2.92%	3.33%	3.77%	4.81%
Basis swaps	38
Notional amount		$16,356	$9,000	$500	$4,400	$45	$590	$1,821
Option products(2)	1,582
Notional amount(3)		84,965	1,267	50,000	3,000	—	30,000	698
Futures and forward rate contracts(4)	1,911
Notional amount(3)		106,760	86,760	20,000	—	—	—	—

Total net cash flow positions	$(754)

Fair value hedges
Receive fixed interest rate swaps(1)	$980								6.12
Notional amount		$34,225	$—	$2,580	$4,363	$2,500	$2,638	$22,144
Weighted average fixed rate		4.96%	—%	4.78%	5.22%	4.53%	3.46%	5.16%
Pay fixed interest rate swaps(1)	(2)								3.70
Notional amount		$924	$81	$47	$80	$112	$149	$455
Weighted average fixed rate		6.00%	6.04%	4.84%	4.54%	7.61%	4.77%	6.38%
Foreign exchange contracts	1,129
Notional amount		$7,364	$100	$488	$468	$(379)	$1,560	$5,127
Futures and forward rate contracts(4)	(3)
Notional amount(3)		(604)	(604)	—	—	—	—	—

Total net fair value positions	$2,104

Closed interest rate contracts(5,6)	839

Total ALM contracts	$2,189

(1)	At June 30, 2004, $25.7 billion of the receive fixed interest rate swap notional and $126.0 billion of the pay fixed interest swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2003, $14.2 billion of the receive fixed interest rate swap notional and $114.5 billion of the pay fixed interest rate swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Option products include caps, floors and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.
(3)	Reflects the net of long and short positions.
(4)	Futures and forward rate contracts include Eurodollar futures, Sterling futures, U.S. Treasury futures and forward purchase and sale contracts. Included are $65.6 billion of forward purchase contracts and commitments, and $29.5 billion of forward sale contracts of mortgage-backed securities and mortgage loans, at June 30, 2004, as discussed on pages 72 and 73. At December 31, 2003 the forward purchase and sale contracts of mortgage-backed securities and mortgage loans amounted to $69.8 billion and $8.0 billion, respectively.
(5)	Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.
(6)	The $333 million and $839 million deferred gains as of June 30, 2004 and December 31, 2003, respectively, on closed interest rate contracts primarily consisted of gains on closed ALM swaps and forward contracts. Of the $333 million unamortized net realized deferred gains, a $202 million loss was included in Accumulated OCI and a $535 million gain was primarily included as a basis adjustment of mortgage loans, available-for-sale debt securities and long-term debt at June 30, 2004. As of December 31, 2003, a $238 million gain was included in Accumulated OCI, a $631 million gain was primarily included as a basis adjustment of long-term debt, and a $30 million loss was included as a basis adjustment of mortgage loans.

Consistent with our strategy of managing interest rate sensitivity to mitigate changes in value of other financial instruments, the notional amount of our interest rate swap position changed to a net pay fixed position of $76.5 billion at June 30, 2004 compared to a net received fixed position of $21.2 billion at December 31, 2003. The net option position increased $64.0 billion to $149.0 billion at June 30, 2004 compared to December 31, 2003 to offset interest rate risk in other portfolios. The changes in our swap and option positions were part of our interest sensitivity management resulting in a repositioning of our hedges of variable rate assets and liabilities.

Mortgage Banking Risk Management

We manage changes in the value of MSRs by entering into derivative financial instruments and by purchasing and selling debt securities. We designate certain derivatives such as purchased options and interest rate swaps as fair value hedges of specified MSRs under SFAS 133. At June 30, 2004, the amount of MSRs identified as being hedged by derivatives in accordance with SFAS 133 was approximately $1.7 billion. We hold additional derivatives and certain debt securities as economic hedges of MSRs, which are not designated as SFAS 133 accounting hedges. At June 30, 2004, the amount of MSRs covered by such economic hedges was $1.2 billion. See Notes 1 and 6 of the consolidated financial statements for additional information.

The notional amount of the derivative contracts designated as SFAS 133 hedges of MSRs at June 30, 2004 was $20.0 billion. The related pre-tax unrealized loss was $215 million. The changes in the fair values of the derivative contracts are substantially off set by changes in the fair values of the MSRs that are hedged by these derivative contracts. The notional amounts of derivative contracts used as economic hedges of MSRs, but not designated as SFAS 133 accounting hedges was $259 million at June 30, 2004. These amounts are included in the Derivatives table in Note 4 of the consolidated financial statements. The carrying value of AFS debt securities held as economic hedges of MSRs was $4.1 billion at June 30, 2004. The related net-of-tax unrealized gain on these AFS debt securities, which is recorded in Accumulated OCI, was $21 million at June 30, 2004. See Note 1 of the consolidated financial statements for additional discussion of these financial instruments in the mortgage servicing rights section.

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

In keeping with our management governance structure, the lines of business are responsible for all the risks within the business including operational risks. Such risks are managed through corporate-wide or line of business specific policies and procedures, controls, and monitoring tools. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning, and new product introduction processes.

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

Operational and compliance risk management, working in conjunction with senior business segment executives, have developed key tools to help manage, monitor and quantify operational risk. One such tool the businesses and executive management utilize is a corporate-wide quarterly self-assessment process, which helps to identify and evaluate the status of risk issues, including mitigation plans, if appropriate. The goal of this process, which originates at the line of business level, is to continuously assess changing market and business conditions. The self-assessment process also assists in identifying emerging operational risk issues and determining how they should be managed, at the line of business or corporate level. In addition to the self-assessment process, key operational risk indicators have been developed and are used to help identify trends and issues on both a corporate and a line of business level. For additional information on operational risk, see page 55 of the Corporation’s 2003 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management beginning on page 69 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in internal controls

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings	See Note 9 of the consolidated financial statements for litigation disclosure that supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Current Reports on Form 8-K filed since December 31, 2003 and the quarterly report on Form 10-Q for the quarter ended March 31, 2004.

Item 2. Changes in Securities and Use of Proceeds	At June 30, 2004, all put options under this program had matured and there were no remaining put options outstanding.

See Table 9 for information on the monthly share repurchase activity for the three and six months ended June 30, 2004 and 2003, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 4. Submission of Matters to a Vote	1. The Annual Meeting of Stockholders was held on May 26, 2004.
of Security Holders	2. The following are the voting results on each matter submitted to the stockholders:

a.	To elect 19 directors

	For	Withheld
William Barnet, III	1,692,249,322	45,557,209
Charles W. Coker	1,693,661,579	44,144,952
John T. Collins	1,710,870,534	26,935,997
Gary L. Countryman	1,709,913,838	27,892,693
Paul Fulton	1,692,781,129	45,025,402
Charles K. Gifford	1,693,113,392	44,693,139
Donald E. Guinn	1,690,055,925	47,750,606
James H. Hance, Jr.	1,701,773,617	36,032,914
Kenneth D. Lewis	1,701,587,324	36,219,207
Walter E. Massey	1,707,175,808	30,630,723
Thomas J. May	1,680,922,039	56,884,492
C. Steven McMillian	1,690,625,389	47,181,142
Eugene M. McQuade	1,701,522,152	36,284,379
Patricia E. Mitchell	1,710,299,536	27,506,995
Edward L. Romero	1,708,463,735	29,342,796
Thomas M. Ryan	1,710,246,207	27,560,324
O. Temple Sloan, Jr.	1,686,896,992	50,909,539
Meredith R. Spangler	1,694,906,946	42,899,585
Jackie M. Ward	1,671,820,132	65,986,399

b.	To ratify the selection of PricewaterhouseCoopers LLP as our independent public accountants for 2004

For	Against	Abstentions
1,664,374,680	59,007,547	14,424,625

c.	To consider a stockholder proposal regarding the annual meeting date

For	Against	Abstentions
42,122,910	1,344,849,041	25,137,942

d.	To consider a stockholder proposal regarding the nomination of directors

For	Against	Abstentions
94,400,208	1,291,977,495	25,741,337

e.	To consider a stockholder proposal regarding charitable contributions

For	Against	Abstentions
37,343,217	1,241,314,128	133,461,704

f.	To consider a stockholder proposal regarding mutual fund trading policies

For	Against	Abstentions
115,224,718	1,269,481,387	27,413,595

g.	To consider a stockholder proposal regarding privacy and information security

For	Against	Abstentions
118,007,543	1,191,275,083	102,786,985

Item 6. Exhibits and Reports on Form 8-K	a) Exhibits
	Exhibit 11	–	Earnings Per Share Computation included in Note 10 of the consolidated financial statements

	Exhibit 12	–	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

	Exhibit 31(a)	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31(b)	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32(a)	–	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32(b)	–	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2004:

Current Report on Form 8-K dated and filed April 1, 2004, Items 2 and 7.

Current Report on Form 8-K dated April 2, 2004 and filed April 9, 2004, Items 7 and 10.

Current Report on Form 8-K dated and filed April 14, 2004, Items 5, 7, 9 and 12.

Current Report on Form 8-K/A Amendment No. 1 dated April 1, 2004 and filed April 14, 2004, Item 7.

Current Report on Form 8-K dated April 15, 2004 and filed April 16, 2004, Items 5 and 7.

Current Report on Form 8-K dated and filed April 16, 2004, Items 5 and 7.

Current Report on Form 8-K dated April 27, 2004 and filed May 6, Items 5 and 7.

Current Report on Form 8-K/A Amendment No. 2 dated April 1, 2004 and filed May 7, 2004, Item 7.

Current Report on Form 8-K dated and filed May 24, 2004, Items 5 and 7.

Current Report on Form 8-K dated and filed May 26, 2004, Item 5.

Current Report on Form 8-K dated and filed June 4, 2004, Item 5.

Current Report on Form 8-k dated May 27, 2004 and filed June 8, 2004, Items 5 and 7.

Current Report on Form 8-k dated and filed June 23, 2004, Items 5 and 7.

Current Report on Form 8-K dated June 25, 2004 and filed June 28, 2004, Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: August 9, 2004	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit		Description

11		Earnings Per Share Computation - included in Note 10 of the consolidated financial statements

12		Ratio of Earnings to Fixed Charges

Ratio of Earnings to Fixed Charges and Preferred Dividends

31	(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002