Form 10-Q
period 2004-09-30
BANK OF AMERICA CORP /DE/
filed 2004-11-09
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

On October 31, 2004, there were 4,039,176,560 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

September 30, 2004 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2004	2003	2004	2003
Interest income
Interest and fees on loans and leases	$7,508	$5,328	$20,294	$16,088
Interest and dividends on securities	2,078	600	5,197	2,342
Federal funds sold and securities purchased under agreements to resell	484	480	1,331	867
Trading account assets	968	975	2,988	3,024
Other interest income	480	472	1,288	1,254

Total interest income	11,518	7,855	31,098	23,575

Interest expense
Deposits	1,711	1,278	4,446	3,730
Short-term borrowings	1,183	447	2,960	1,414
Trading account liabilities	333	345	965	969
Long-term debt	626	481	1,680	1,584

Total interest expense	3,853	2,551	10,051	7,697

Net interest income	7,665	5,304	21,047	15,878

Noninterest income
Service charges	1,899	1,458	5,098	4,182
Investment and brokerage services	945	594	2,539	1,752
Mortgage banking income (loss)	(250)	666	258	1,630
Investment banking income	438	412	1,389	1,278
Equity investment gains	220	25	437	—
Card income	1,257	794	3,208	2,237
Trading account profits	184	175	600	382
Other income	202	322	523	940

Total noninterest income	4,895	4,446	14,052	12,401

Total revenue	12,560	9,750	35,099	28,279

Provision for credit losses	650	651	2,063	2,256

Gains on sales of securities	732	233	2,022	802

Noninterest expense
Personnel	3,540	2,595	9,941	7,749
Occupancy	622	522	1,731	1,492
Equipment	309	252	888	789
Marketing	364	249	1,012	717
Professional fees	194	214	521	620
Amortization of intangibles	200	55	455	163
Data processing	340	275	954	803
Telecommunications	180	152	514	413
Other general operating	1,024	763	3,250	2,121
Merger and restructuring charges	221	—	346	—

Total noninterest expense	6,994	5,077	19,612	14,867

Income before income taxes	5,648	4,255	15,446	11,958
Income tax expense	1,884	1,333	5,152	3,874

Net income	$3,764	$2,922	$10,294	$8,084

Net income available to common shareholders	$3,759	$2,921	$10,283	$8,081

Per common share information
Earnings	$0.93	$0.98	$2.80	$2.70

Diluted earnings	$0.91	$0.96	$2.76	$2.65

Dividends paid	$0.45	$0.40	$1.25	$1.04

Average common shares issued and outstanding (in thousands)	4,052,304	2,980,206	3,666,298	2,988,739

Average diluted common shares issued and outstanding (in thousands)	4,121,375	3,039,282	3,729,120	3,047,046

See accompanying notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$29,252	$27,084
Time deposits placed and other short-term investments	11,021	8,051
Federal funds sold and securities purchased under agreements to resell (includes $104,466 and $76,446 pledged as collateral)	104,570	76,492
Trading account assets (includes $22,828 and $18,722 pledged as collateral)	102,925	68,547
Derivative assets	35,247	36,507
Securities:
Available-for-sale (includes $67,592 and $20,858 pledged as collateral)	163,438	66,382
Held-to-maturity, at cost (market value - $420 and $254)	420	247

Total securities	163,858	66,629

Loans and leases	511,639	371,463
Allowance for loan and lease losses	(8,723)	(6,163)

Loans and leases, net of allowance	502,916	365,300

Premises and equipment, net	7,884	6,036
Mortgage servicing rights	2,453	2,762
Goodwill	44,709	11,455
Core deposit intangibles and other intangibles	3,726	908
Other assets	80,435	66,674

Total assets	$1,088,996	$736,445

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$155,406	$118,495
Interest-bearing	380,956	262,032
Deposits in foreign offices:
Noninterest-bearing	5,632	3,035
Interest-bearing	49,264	30,551

Total deposits	591,258	414,113

Federal funds purchased and securities sold under agreements to repurchase	142,992	78,046
Trading account liabilities	36,825	26,844
Derivative liabilities	19,039	24,526
Commercial paper and other short-term borrowings	71,434	42,478
Accrued expenses and other liabilities (includes $446 and $416 of Reserve for unfunded lending commitments)	28,851	27,115
Long-term debt	100,586	75,343

Total liabilities	990,985	688,465

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 and 2,539,200 shares	271	54
Common stock and additional paid-in capital, $0.01 par value; authorized – 7,500,000,000 and 5,000,000,000 shares; issued and outstanding - 4,049,062,685 and 2,882,287,572 shares	44,756	29
Retained earnings	55,979	50,198
Accumulated other comprehensive loss	(2,669)	(2,148)
Other	(326)	(153)

Total shareholders’ equity	98,011	47,980

Total liabilities and shareholders’ equity	$1,088,996	$736,445

See accompanying notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, shares in thousands)	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Other	Total Share- holders’ Equity	Comprehensive Income
		Shares	Amount
Balance, December 31, 2002	$58	3,001,382	$496	$48,517	$1,232	$16	$50,319
Net income				8,084			8,084	$8,084
Net unrealized losses on available-for-sale and marketable equity securities					(267)		(267)	(267)
Net unrealized gains on foreign currency translation adjustments					15		15	15
Net unrealized losses on derivatives					(2,756)		(2,756)	(2,756)
Cash dividends paid:
Common				(3,113)			(3,113)
Preferred				(3)			(3)
Common stock issued under employee plans and related tax benefits		124,870	3,797			(138)	3,659
Common stock repurchased		(147,630)	(4,403)	(1,162)			(5,565)
Conversion of preferred stock	(3)	252	3				—
Other		—	137	(18)		(47)	72

Balance, September 30, 2003	$55	2,978,874	$30	$52,305	$(1,776)	$(169)	$50,445	$5,076

Balance, December 31, 2003	$54	2,882,288	$29	$50,198	$(2,148)	$(153)	$47,980
Net income				10,294			10,294	$10,294
Net unrealized losses on available-for-sale and marketable equity securities					(390)		(390)	(390)
Net unrealized losses on foreign currency translation adjustments					(9)		(9)	(9)
Net unrealized losses on derivatives					(122)		(122)	(122)
Cash dividends paid:
Common				(4,629)			(4,629)
Preferred				(11)			(11)
Common stock issued under employee plans and related tax benefits		89,603	3,037			(172)	2,865
Stocks issued in acquisition (2)	271	1,186,728	46,480				46,751
Common stock repurchased		(113,796)	(4,837)	88			(4,749)
Conversion of preferred stock	(54)	4,240	53				(1)
Other			(6)	39		(1)	32

Balance, September 30, 2004	$271	4,049,063	$44,756	$55,979	$(2,669)	$(326)	$98,011	$9,773

(1)	At September 30, 2004 and December 31, 2003, Accumulated Other Comprehensive Income (Loss) included Net Unrealized Losses on Available-for-sale and Marketable Equity Securities of $460 and $70, respectively; Net Unrealized Losses on Foreign Currency Translation Adjustments of $175 and $166, respectively; and Net Unrealized Losses on Derivatives of $1,930 and $1,808, respectively.
(2)	Includes adjustment for the fair value of outstanding FleetBoston Financial Corporation (FleetBoston) stock options of $862.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2004	2003
Operating activities
Net income	$10,294	$8,084
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,063	2,256
Gains on sales of securities	(2,022)	(802)
Depreciation and premises improvements amortization	723	660
Amortization of intangibles	455	163
Deferred income tax benefit	(402)	(510)
Net increase in trading and hedging instruments	(26,892)	(1,493)
Net (increase) decrease in other assets	2,556	(3,467)
Net increase (decrease) in accrued expenses and other liabilities	(8,131)	20,616
Other operating activities, net	(1,043)	(93)

Net cash provided by (used in) operating activities	(22,399)	25,414

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	193	(68)
Net increase in federal funds sold and securities purchased under agreements to resell	(17,090)	(22,851)
Proceeds from sales of available-for-sale securities	74,449	155,973
Proceeds from maturities of available-for-sale securities	23,652	25,875
Purchases of available-for-sale securities	(165,890)	(177,994)
Proceeds from maturities of held-to-maturity securities	63	768
Proceeds from sales of loans and leases	3,192	28,342
Other changes in loans and leases, net	(18,938)	(70,622)
Originations and purchases of mortgage servicing rights	(841)	(1,352)
Net (purchases) dispositions of premises and equipment	(970)	101
Proceeds from sales of foreclosed properties	145	144
Investment in unconsolidated subsidiary	—	(1,600)
Cash equivalents acquired net of purchase acquisitions	5,593	(141)
Other investing activities, net	788	966

Net cash used in investing activities	(95,654)	(62,459)

Financing activities
Net increase in deposits	37,111	22,052
Net increase in federal funds purchased and securities sold under agreements to repurchase	59,003	14,696
Net increase in commercial paper and other short-term borrowings	22,774	4,283
Proceeds from issuance of long-term debt	19,080	7,867
Retirement of long-term debt	(11,286)	(9,597)
Proceeds from issuance of common stock	2,941	3,524
Common stock repurchased	(4,749)	(5,565)
Cash dividends paid	(4,640)	(3,116)
Other financing activities, net	(41)	(60)

Net cash provided by financing activities	120,193	34,084

Effect of exchange rate changes on cash and cash equivalents	28	130

Net increase (decrease) in cash and cash equivalents	2,168	(2,831)
Cash and cash equivalents at January 1	27,084	24,973

Cash and cash equivalents at September 30	$29,252	$22,142

Net transfers of Loans and Leases from loans held for sale (included in Other Assets) to the loan portfolio for Asset and Liability Manangement (ALM) purposes amounted to $73 and $9,556 for the nine months ended September 30, 2004 and 2003, respectively.

The fair values of noncash assets acquired and liabilities assumed in the merger with FleetBoston were $224,546 and $182,916, respectively.

Approximately 1.2 billion shares of common stock, valued at approximately $45,622, were issued in connection with the merger with

FleetBoston.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the United States and in selected international markets. At September 30, 2004, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), Bank of America, N.A. (USA) and Fleet National Bank.

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

The information contained in the Consolidated Financial Statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts were reclassified to conform to current period presentation and certain conforming accounting adjustments were made in conjunction with the Merger.

During the second quarter of 2004, the Corporation’s Board of Directors (the Board) approved a 2-for-1 stock split in the form of a common stock dividend effective August 27, 2004 to common shareholders of record on August 6, 2004. All prior period common share and related per common share information has been restated to reflect the 2-for-1 stock split.

Business Combinations

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” (SFAS 141) requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements.

Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Corporation for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB’s revisions to EITF 03-1, we currently believe the adoption of EITF 03-1 will not result in a material impact on the Corporation’s results of operations or financial condition.

In the third quarter of 2004, the Corporation adopted FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2), which superseded FSP No. FAS 106-1. FSP No. 106-2 provides authoritative guidance on accounting for the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of these provisions will be recognized prospectively from July 1, 2004. A remeasurement on that date resulted in a reduction of $53 million in the Corporation’s accumulated postretirement benefit obligation. In addition, the Corporation’s net periodic benefit cost for other postretirement benefits has decreased by $8 million for the third quarter and for the nine months ended September 30, 2004 as a result of the remeasurement.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on the Corporation’s results of operations or financial condition.

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - an Amendment of Statements No. 123 and 95,” (SFAS 123R) which would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair value-based method. The FASB is presently redeliberating the Exposure Draft and a final statement is expected to be issued in the fourth quarter of 2004. SFAS 123R would be effective for the Corporation beginning July 1, 2005. The Corporation adopted the fair value-based method of accounting for stock-based employee compensation prospectively as of January 1, 2003, and as a result, adoption of SFAS 123R is not expected to have a material impact on the Corporation’s results of operations or financial condition.

Stock-based Compensation

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148), the Corporation has elected to follow the prospective method of accounting for stock options. Under the prospective method, only the impact of newly-issued employee stock options are recognized. In accordance with SFAS 148, the Corporation provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during the three and nine months ended September 30, 2004 and 2003 as indicated in the following table. The following table presents the effect on Net Income and Earnings per Common Share had the fair value-based method been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data)	2004	2003	2004	2003
Net income (as reported)	$3,764	$2,922	$10,294	$8,084
Stock-based employee compensation expense recognized during period, net of related tax effects	40	20	118	58
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects (1)	(52)	(61)	(161)	(201)

Pro forma net income	$3,752	$2,881	$10,251	$7,941

As reported
Earnings per common share	$0.93	$0.98	$2.80	$2.70
Diluted earnings per common share	0.91	0.96	2.76	2.65
Pro forma
Earnings per common share	0.93	0.97	2.79	2.66
Diluted earnings per common share	0.91	0.95	2.75	2.61

(1)	Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense, included in Net Income, for the three months ended September 30, 2004 and 2003 was $90 and $56, respectively, and for the nine months ended September 30, 2004 and 2003 was $258 and $225, respectively.

Mortgage Servicing Rights

Pursuant to agreements between the Corporation and its counterparties, $2.2 billion of Excess Spread Certificates (the Certificates) were converted into Mortgage Servicing Rights (MSRs) on June 1, 2004. Prior to the conversion of the Certificates into MSRs, the Certificates were accounted for on a mark to market basis (i.e. fair value) and changes in the value were recognized as Trading Account Profits. On the date of the conversion, the Corporation recorded these MSRs at the Certificates’ fair market value, and that value became their new cost basis. Subsequent to the conversion, the Corporation accounts for the MSRs at the lower of cost or market with impairment recognized as a reduction of Mortgage Banking Income. Except for Note 6 of the Consolidated Financial Statements, what are now referred to as MSRs include the Certificates for periods prior to the conversion. For additional information on the Certificates, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2003 Annual Report.

During the third quarter, the Corporation concluded its discussions with the Securities and Exchange Commission Staff (the Staff) regarding the prior accounting for the Certificates. Following discussions with the Staff, the conclusion was reached that the Certificates lacked sufficient separation from the MSRs to be accounted for as described above (i.e. fair value). Accordingly, the Corporation should have continued to account for the Certificates as MSRs (i.e. lower of cost or market). The effect on our previously filed consolidated financial statements of following lower of cost or market accounting for the Certificates compared to fair value accounting (i.e. the prior accounting) is not material. Consequently, no revisions will be made to previously filed consolidated financial statements.

When applying SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) hedge accounting for derivative financial instruments that have been designated to hedge MSRs, these derivatives have a daily documented hedge period. Loans underlying the MSRs being hedged are stratified into pools that possess similar interest rate and prepayment risk exposures. The Corporation has designated the hedged risk as the change in the overall fair value of these stratified pools within a hedge period. The Corporation performs both prospective and retrospective hedge effectiveness evaluations, using regression analyses. A prospective test is performed to determine whether the hedge is expected to be highly effective at the inception of the hedge. A retrospective test is performed at the end of the hedge period to determine whether the hedge was actually effective during the hedge period.

Other derivatives are used as economic hedges of the MSRs, but are not designated as hedges under SFAS 133. These derivatives are marked to market and recognized through Mortgage Banking Income. Securities are also used as economic hedges of MSRs, but do not qualify as hedges under SFAS 133 and, therefore, are accounted for as Available-for-sale (AFS) Securities with realized gains recorded in Gains on Sales of Securities and unrealized gains or losses recorded in Accumulated Other Comprehensive Income (OCI).

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2003 Annual Report.

Note 2 – Merger and Restructuring Activity

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

As provided by the Merger Agreement, approximately 1.069 billion shares of FleetBoston common stock were exchanged for approximately 1.187 billion shares of the Corporation’s common stock, as adjusted for the stock split. At the date of the Merger, this represented approximately 29 percent of the Corporation’s outstanding common stock. FleetBoston shareholders also received cash of $4 million instead of any fractional shares of the Corporation’s common stock that would have otherwise been issued on April 1, 2004. Holders of FleetBoston preferred stock received 1.1 million shares of the Corporation’s preferred stock. The Corporation’s preferred stock that was exchanged was valued using the book value of FleetBoston preferred stock. The depositary shares underlying the FleetBoston preferred stock, each representing a one-fifth interest in the FleetBoston preferred stock prior to the Merger, now represent a one-fifth interest in a share of the Corporation’s preferred stock. FleetBoston shares totaling 15.7 million that were previously held by the Corporation were cancelled.

The Merger is being accounted for in accordance with SFAS 141. Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. In the third quarter, the allocation of assets acquired and liabilities assumed was updated principally for certain “change in control” and severance liabilities. The final allocation of the purchase price will be determined after completion of a final analysis of the fair values of FleetBoston’s tangible and identifiable intangible assets and liabilities, and final decisions regarding integration activities.

(Dollars in millions)
Purchase price
FleetBoston common stock exchanged (in thousands)	1,068,635
Exchange ratio (as adjusted for the stock split)	1.1106

Total shares of the Corporation’s common stock exchanged (in thousands)	1,186,826
Purchase price per share of the Corporation’s common stock(1)	$38.44

Total value of the Corporation’s common stock exchanged		$45,622
FleetBoston preferred stock converted to the Corporation’s preferred stock		271
Fair value of outstanding stock options, direct acquisition costs and the effect of FleetBoston shares already owned by the Corporation		1,360

Total purchase price		$47,253

Allocation of the purchase price
FleetBoston stockholders’ equity		$19,329
FleetBoston goodwill and other intangible assets		(4,709)
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Securities		(82)
Loans and leases		(699)
Premises and equipment		(727)
Identified intangibles		3,243
Other assets and deferred income tax		203
Deposits		(313)
Other liabilities		(290)
Exit and termination liabilities		(708)
Long-term debt		(1,182)

Estimated fair value of net assets acquired		14,065

Estimated goodwill resulting from the Merger		$33,188

(1)	The value of the shares of common stock exchanged with FleetBoston shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, October 27, 2003, the date of the Merger Agreement, as adjusted for the stock split.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the Merger taken place at January 1, 2003. For more information on the unaudited pro forma condensed combined financial information, refer to the Form 8-K/A filed by the Corporation with the Securities and Exchange Commission on October 14, 2004.

	Three Months Ended September 30 2003	Nine Months Ended September 30
(Dollars in millions except per common share information)		2004	2003
Net interest income	$6,916	$22,834	$20,890
Noninterest income	5,902	15,570	16,319
Provision for credit losses	916	2,063	3,086
Gains on sales of securities	268	2,071	906
Merger and restructuring charges	—	346	—
Other noninterest expense	6,852	21,379	20,128
Income before income taxes	5,318	16,687	14,901
Net income	3,567	11,054	9,860

Per common share information
Earnings	$0.86	$2.72	$2.37
Diluted earnings	0.85	2.67	2.34

Average common shares issued and outstanding (in thousands)	4,144,231	4,061,487	4,152,040

Average diluted common shares issued and outstanding (in thousands)	4,208,371	4,130,927	4,213,903

Merger and Restructuring Charges

Merger and Restructuring Charges are recorded in the Consolidated Statement of Income, and include incremental costs to integrate Bank of America and FleetBoston’s operations. These charges represent costs associated with these one-time activities and do not represent on-going costs of the fully integrated combined organization. Systems Integrations and Related Charges, and Other, as shown in the table below, are expensed as incurred.

In addition, Merger and Restructuring Charges include costs related to an infrastructure initiative undertaken in the third quarter to simplify the Corporation’s business model. Management is engaged in a thorough review of major business units and supporting functions to ensure the Corporation is operating in a cost efficient manner. As a result of this review, and additional opportunities the Corporation has identified to operate more efficiently through the Merger, the Corporation announced that it will reduce its workforce by approximately 2.5 percent, or 4,500 positions resulting in severance costs of $150 million. Included in Merger and Restructuring Charges are $65 million incurred for this initiative. An additional $28 million of severance liabilities was recorded related to this initiative for legacy FleetBoston associates resulting in an increase in Goodwill. See analysis of exit costs and restructuring reserves on page 12. The Corporation expects to incur additional severance costs related to this initiative of approximately $60 million over the next two quarters.

	Three Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2004
Severance and employee-related charges:
FleetBoston Merger	$33	$97
Infrastructure initiative	65	65
System integrations and related charges	86	115
Other	37	69

Total merger and restructuring charges	$221	$346

Exit Costs and Restructuring Reserves

On April 1, 2004, $680 million of liabilities for FleetBoston’s exit and termination costs were recorded as purchase accounting adjustments resulting in an increase in Goodwill. Included in the $680 million were $507 million for severance, relocation and other employee-related costs, $168 million for contract terminations, and $5 million for other charges. As previously mentioned, during the third quarter 2004, $28 million of additional liabilities was recorded related to severance costs for legacy FleetBoston associates. During the three and nine months ended September 30, 2004, cash payments of $87 million and $149 million, respectively, have been charged against this liability including $86 million and $145 million, respectively, of severance, relocation and other employee-related costs, and $1 million and $4 million, respectively, of contract terminations.

Restructuring charges through September 30, 2004 include the establishment of a reserve for legacy Bank of America associate severance and other employee-related charges of $64 million during the second quarter of 2004. During the third quarter, an additional $98 million of liabilities were added to this reserve. Of the $98 million of additional reserves recorded in the third quarter, $65 million were related to the infrastructure initiative. For the three and nine months ended September 30, 2004, cash payments of $19 million and $29 million, respectively, have been charged against this reserve.

Payments under these reserves are expected to be substantially completed by the end of 2005.

Exit Costs and Restructuring Reserves

(Dollars in millions)	Exit Costs Reserves(1)	Restructuring Reserves(2)
Balance, April 1, 2004	$—	$—
FleetBoston exit costs	680	—
Restructuring charges	—	64
Infrastructure initiative	—	—
Cash payments	(62)	(10)

Balance, June 30, 2004	$618	$54

FleetBoston exit costs	28	—
Restructuring charges	—	33
Infrastructure initiative	—	65
Cash payments	(87)	(19)

Balance, September 30, 2004	$559	$133

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.
(2)	Restructuring reserves were established by a charge to income.

Note 3—Trading Account Assets and Liabilities

The following table presents the fair values of the components of Trading Account Assets and Liabilities at September 30, 2004 and December 31, 2003.

(Dollars in millions)	September 30 2004	December 31 2003	FleetBoston April 1, 2004
Trading account assets
U.S. government and agency securities	$16,606	$16,073	$561
Corporate securities, trading loans, and other	37,792	25,647	353
Equity securities	19,599	11,445	2
Mortgage trading loans and asset-backed securities	21,432	8,221	2,199
Foreign sovereign debt	7,496	7,161	94

Total	$102,925	$68,547	$3,209

Trading account liabilities
U.S. government and agency securities	$15,054	$7,304	$64
Equity securities	8,415	8,863	—
Corporate securities, trading loans, and other	8,533	5,379	356
Foreign sovereign debt	4,617	5,276	—
Mortgage trading loans and asset-backed securities	206	22	355

Total	$36,825	$26,844	$775

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

The following table presents the contract/notional and credit risk amounts at September 30, 2004 and December 31, 2003 of the Corporation’s derivative positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. The credit risk amounts presented in the following table do not consider the value of any collateral held but take into consideration the effects of legally enforceable master netting agreements. The Corporation held $21.6 billion of collateral on derivative positions, of which $14.6 billion could be applied against credit risk at September 30, 2004.

Derivatives (1)

	September 30, 2004		December 31, 2003		FleetBoston April 1, 2004
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$10,892,801	$13,185	$8,873,600	$14,893	$105,366	$1,671
Futures and forwards	1,870,337	955	2,437,907	633	18,383	2
Written options	1,035,699	—	1,174,014	—	104,118	—
Purchased options	1,213,479	3,472	1,132,486	3,471	159,408	91
Foreign exchange contracts
Swaps	286,356	5,259	260,210	4,473	9,928	307
Spot, futures and forwards	995,437	2,033	775,105	4,202	33,941	403
Written options	161,875	—	138,474	—	2,854	—
Purchased options	161,207	349	133,512	669	2,776	58
Equity contracts
Swaps	30,268	823	30,850	364	1,026	127
Futures and forwards	4,395	—	3,234	—	—	—
Written options	34,706	—	25,794	—	779	—
Purchased options	30,825	5,188	24,119	5,370	811	55
Commodity contracts
Swaps	13,873	2,873	15,491	1,554	—	—
Futures and forwards	7,073	1	5,726	—	275	—
Written options	12,034	—	11,695	—	—	—
Purchased options	7,504	657	7,223	294	—	—
Credit derivatives	385,207	452	136,788	584	29,763	75

Total derivative assets		$35,247		$36,507		$2,789

(1)	Includes both long and short derivative positions.

The average fair value of Derivative Assets for the nine months ended September 30, 2004 and 2003 was $35.4 billion and $34.8 billion, respectively. The average fair value of Derivative Liabilities for the nine months ended September 30, 2004 and 2003 was $22.8 billion and $23.9 billion, respectively. Included in the average fair value of Derivative Assets and Derivative Liabilities for the nine months ended September 30, 2004 was $1.3 billion and $944 million, respectively, from the addition of derivatives acquired from FleetBoston.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. The Corporation also uses various types of interest rate contracts to protect against changes in the cash flows of its variable-rate assets and liabilities, and anticipated transactions. During the next 12 months, net losses on derivative instruments included in Accumulated OCI, of approximately $365 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease revenue or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s hedging activities for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30
(Dollars in millions)	2004	2003
Fair value hedges
Hedge ineffectiveness recognized in earnings (1)	$13	$—
Net loss excluded from assessment of effectiveness (2)	(4)	(94)
Cash flow hedges
Hedge ineffectiveness recognized in earnings (3)	94	43
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within accumulated other comprehensive income	13	(147)

(1)	Included $(7) recorded in Net Interest Income and $20 recorded in Mortgage Banking Income in the Consolidated Statement of Income for the nine months ended September 30, 2004.
(2)	Included $(5) and $(94), respectively, recorded in Net Interest Income related to the excluded time value of certain hedges and $1 and $0, respectively, recorded in Mortgage Banking Income in the Consolidated Statement of Income for the nine months ended September 30, 2004 and 2003.
(3)	Included $98 and $43, respectively, recorded in Mortgage Banking Income in the Consolidated Statement of Income and ($4) recorded in Net Interest Income from other various cash flow hedges for the nine months ended September 30, 2004 and 2003.

Note 5—Outstanding Loans and Leases, and Allowance for Credit Losses

Outstanding loans and leases at September 30, 2004 and December 31, 2003 were:

(Dollars in millions)	September 30 2004	December 31 2003	FleetBoston April 1, 2004
Commercial - domestic	$122,211	$91,491	$31,796
Commercial - foreign	18,976	10,754	9,160
Commercial real estate (1)	30,719	19,367	9,982
Commercial lease financing	19,991	9,692	10,720

Total commercial	191,897	131,304	61,658

Residential mortgage	179,673	140,513	34,571
Home equity lines	46,497	23,859	13,799
Direct/Indirect consumer	38,378	33,415	6,113
Credit card	47,554	34,814	6,848
Other consumer (2)	7,640	7,558	1,272

Total consumer	319,742	240,159	62,603

Total	$511,639	$371,463	$124,261

(1)	Includes domestic and foreign commercial real estate loans of $30,255 and $464 at September 30, 2004, respectively, and $19,043 and $324 at December 31, 2003, respectively.
(2)	Includes consumer finance, foreign consumer and consumer lease financing of $3,564, $3,433 and $643 at September 30, 2004, respectively, and $3,905, $1,969 and $1,684 at December 31, 2003, respectively.

The following table presents the gross recorded investment in specific loans, without consideration to the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” (SFAS 114) at September 30, 2004 and December 31, 2003. SFAS 114 impairment includes performing troubled debt restructurings, and excludes all commercial leases.

(Dollars in millions)	September 30 2004	December 31 2003	FleetBoston April 1, 2004
Commercial - domestic	$1,003	$1,404	$349
Commercial - foreign	475	581	480
Commercial real estate	137	153	85

Total impaired loans	$1,615	$2,138	$914

At September 30, 2004 and December 31, 2003, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $2.5 billion and $2.9 billion, respectively. Nonperforming securities, which are primarily related to international securities held in the AFS portfolio, were obtained through troubled debt restructurings, largely acquired through FleetBoston, and amounted to $157 million at September 30, 2004. Foreclosed properties amounted to $133 million and $148 million at September 30, 2004 and December 31, 2003, respectively, and are included in Other Assets on the Consolidated Balance Sheet. In addition, included in Other Assets was $100 million and $202 million of nonperforming assets that were held for sale at September 30, 2004 and December 31, 2003, respectively.

The following table summarizes the changes in the Allowance for Credit Losses for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Allowance for loan and lease losses, beginning of period	$8,767	$6,366	$6,163	$6,358

FleetBoston balance, April 1, 2004	—	—	2,763	—
Loans and leases charged off	(982)	(975)	(2,968)	(2,892)
Recoveries of loans and leases previously charged off	263	199	700	511

Net charge-offs	(719)	(776)	(2,268)	(2,381)

Provision for loan and lease losses	690	668	2,118	2,291
Transfers (1)	(15)	—	(53)	(10)

Allowance for loan and lease losses, September 30	$8,723	$6,258	$8,723	$6,258

Reserve for unfunded lending commitments, beginning of period	$486	$475	$416	$493
FleetBoston balance, April 1, 2004	—	—	85	—
Provision for unfunded lending commitments	(40)	(17)	(55)	(35)

Reserve for unfunded lending commitments, September 30	$446	$458	$446	$458

Total	$9,169	$6,716	$9,169	$6,716

(1)	Includes transfers to loans held for sale.

Note 6—Mortgage Servicing Rights

The Corporation has retained MSRs from the sale or securitization of mortgage loans. The activity in MSRs for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Balance, beginning of period	$3,005	$395	$479	$499

Additions	179	44	2,806	164
Amortization	(136)	(34)	(220)	(116)
Change in value attributed to SFAS 133 hedged MSRs(1)	(208)	—	(193)	—
(Impairment) recovery, net	(387)	37	(419)	(105)

Balance, September 30	$2,453	$442	$2,453	$442

(1)	Excludes $221 and $213, respectively, of offsetting hedge gains recognized in Mortgage Banking Income for the three and nine months ended September 30, 2004. See page 45 for an analysis of Mortgage Banking Income.

Impairment of MSRs totaled $387 million and $419 million for the three and nine months ended September 30, 2004. See page 46 for discussion of economic hedges on MSRs. For the comparable 2003 periods, changes in the value of the Certificates and MSRs were recognized as Trading Account Profits. Impairment charges in the three months ended September 30, 2004 included prepayment adjustments and changes to valuation assumptions related to expectations regarding future prepayment speeds and other assumptions totaling $190 million. Additional impairment reflects decreases in the value of MSRs primarily due to increased probability of prepayments driven by decreases in market interest rates during the third quarter 2004.

The estimated fair value of MSRs was $2.5 billion and $479 million at September 30, 2004 and December 31, 2003, respectively. The additions during the nine months ended September 30, 2004 include $2.2 billion of MSRs as a result of the conversion of Certificates discussed in Note 1 of the Consolidated Financial Statements.

At September 30, 2004, key economic assumptions and the sensitivities of the valuations of the MSRs to immediate changes in those assumptions were analyzed. The sensitivity analysis included the impact on fair value of modeled prepayment and discount rate changes under favorable and adverse conditions. The discount rate is the rate used to calculate the present value of the expected future servicing cash flows associated with the MSRs. A decrease of 10 percent and 20 percent in modeled prepayments would result in an increase in value of $123 million and $259 million, respectively; and an increase in modeled prepayments of 10 percent and 20 percent would result in a decrease in value of $112 million and $214 million, respectively. A decrease of 100 and 200 basis points (bps) in the discount rate would result in an increase in value of $92 million and $191 million, respectively; and an increase in the discount rate of 100 and 200 bps would result in a decrease in value of $85 million and $165 million, respectively.

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

Variable Interest Entities

In December 2003, the FASB issued FIN 46R that addresses VIEs. FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The Corporation early adopted FIN 46 in July 2003 and adopted FIN 46R on March 31, 2004. As a result of the adoption of FIN 46R, there was no material impact on the Corporation’s results of operations or financial condition. At September 30, 2004, the consolidated assets and liabilities of one multi-seller asset-backed commercial paper conduit were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in the Global Corporate and Investment Banking business segment. At September 30, 2004, the Corporation held $5.4 billion of assets of this entity while the Corporation’s maximum loss exposure associated with this entity including unfunded lending commitments was approximately $6.9 billion.

Additionally, the Corporation had significant involvement with other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns, or both. These entities facilitate client transactions, and the Corporation typically functions as administrator for these entities and provides either liquidity and letters of credit or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles. The Corporation typically obtains variable interests in these types of entities at the inception of the transaction. Total assets of these entities at September 30, 2004 and December 31, 2003 were approximately $31.9 billion and $36.9 billion, respectively; revenues associated with administration, liquidity, letters of credit and other services were approximately $178 million and $123 million for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003, the Corporation’s maximum loss exposure associated with these VIEs was approximately $33.7 billion and $28.7 billion, respectively, which is net of amounts syndicated.

Additionally, the Corporation had contractual relationships with other VIEs that engaged in leasing or lending activities and were consolidated by the Corporation prior to FIN 46. The amount of assets of these entities at September 30, 2004 and December 31, 2003 was $2.5 billion and $1.5 billion, respectively, and the Corporation’s maximum loss exposure was $2.2 billion and $1.3 billion, respectively.

Management does not believe losses resulting from its involvement with the entities discussed above will be significant. See Notes 1 and 9 of the Corporation’s 2003 Annual Report for additional discussion of special purpose financing entities.

Note 8—Goodwill and Other Intangibles

The following table presents allocated goodwill at September 30, 2004 and December 31, 2003 for each business segment. The increases from December 31, 2003 were due to the Merger.

(Dollars in millions)	September 30 2004	December 31 2003
Consumer and Small Business Banking	$21,905	$6,000
Commercial Banking	13,269	1,144
Global Corporate and Investment Banking	4,501	1,953
Wealth and Investment Management	4,638	2,223
Corporate Other	396	135

Total	$44,709	$11,455

The gross carrying value and accumulated amortization related to core deposit intangibles and other intangibles at September 30, 2004 and December 31, 2003 are presented below:

	September 30, 2004		December 31, 2003
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit intangibles	$3,669	$1,214	$1,495	$886
Other intangibles	1,886	615	787	488

Total	$5,555	$1,829	$2,282	$1,374

As a result of the Merger, the Corporation recorded $2.2 billion of core deposit intangibles and $1.1 billion of other intangibles. As of September 30, 2004, the weighted average amortization period for the core deposit intangibles as well as the other intangibles was approximately 10 years.

Amortization expense on core deposit intangibles and other intangibles was $200 million and $55 million for the three months ended September 30, 2004 and 2003, respectively, and $455 million and $163 million for the nine months ended September 30, 2004 and 2003, respectively. The Corporation estimates that aggregate amortization expense will be approximately $212 million for the fourth quarter of 2004. In addition, the Corporation estimates that aggregate amortization expense will be $827 million, $764 million, $628 million, $532 million and $412 million for 2005, 2006, 2007, 2008 and 2009, respectively.

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $21.3 billion and $12.5 billion at September 30, 2004 and December 31, 2003, respectively. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at September 30, 2004 and December 31, 2003 was $535 million and $418 million, respectively.

(Dollars in millions)	September 30 2004	December 31 2003	FleetBoston April 1, 2004
Loan commitments(1)	$303,255	$211,781	$74,903
Standby letters of credit and financial guarantees	42,542	31,150	12,914
Commercial letters of credit	5,920	3,260	1,689

Legally binding commitments	351,717	246,191	89,506
Credit card lines	184,955	93,771	77,997

Total	$536,672	$339,962	$167,503

(1)	Equity commitments of $2,128 and $1,678 related to obligations to fund existing equity investments were included in loan commitments at September 30, 2004 and December 31, 2003, respectively. Included in loan commitments at September 30, 2004, were $885 of equity commitments related to obligations to fund existing equity investments acquired from FleetBoston.

Other Commitments

Interest rate lock commitments associated with mortgages are commitments to extend credit at a specified interest rate and are recorded as derivatives at fair value with changes in fair value recorded in the Consolidated Statement of Income.

At September 30, 2004 and December 31, 2003, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $12.2 billion and $13.7 billion, respectively, were not included in credit card line commitments in the previous table. The outstandings related to these charge cards were $249 million and $233 million, respectively.

At September 30, 2004, the Corporation had whole mortgage loan purchase commitments of $3.4 billion, of which $2.8 billion settled in October 2004, and $555 million will settle in November 2004. At December 31, 2003, the Corporation had whole mortgage loan purchase commitments of $4.6 billion, all of which were settled in January and February 2004. At September 30, 2004 and December 31, 2003, the Corporation had no forward whole mortgage loan sale commitments.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA)-governed pension plans such as 401(k) plans, 457 plans, etc. At September 30, 2004 and December 31, 2003, the notional amount of these guarantees totaled $25.9 billion and $24.9 billion, respectively, with estimated maturity dates between 2006 and 2034. As of September 30, 2004 and December 31, 2003, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. At September 30, 2004 and December 31, 2003, the notional amount of these guarantees totaled $8.7 billion and $7.4 billion, respectively; however, at September 30, 2004 and December 31, 2003, the Corporation had not made a payment under these products, and management believes that the probability of payments under these guarantees is remote. These guarantees have various maturities ranging from 2006 to 2016.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $1.8 billion and $1.3 billion at September 30, 2004 and December 31, 2003, respectively. The estimated maturity dates of these obligations are between 2004 and 2033. At September 30, 2004 and December 31, 2003, the Corporation had made no material payments under these products.

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the nine months ended September 30, 2004 and the full year ended December 31, 2003, the Corporation processed $67.7 billion and $71.8 billion, respectively, of transactions and recorded losses as a result of these chargebacks of $3 million and $6 million, respectively.

At September 30, 2004 and December 31, 2003, the Corporation held as collateral approximately $239 million and $182 million, respectively, of merchant escrow deposits which the Corporation has the right to set off against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and

MasterCard® for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2004 and December 31, 2003, the maximum potential exposure totaled approximately $32.7 billion and $25.0 billion, respectively.

For additional information on recourse obligations related to mortgage loans sold and other guarantees related to securitizations, see Note 13 of the Consolidated Financial Statements of the Corporation’s 2003 Annual Report.

Litigation and Regulatory Matters

The following disclosure supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Current Reports on Form 8-K filed since December 31, 2003 and the quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

In Re Initial Public Offering Securities Litigation

On October 13, 2004, the United States District Court for the Southern District of New York granted in part and denied in part plaintiffs’ motions to certify as class actions six of 309 cases filed. The court granted the plaintiffs’ motions to certify the classes, but narrowed the scope of the proposed classes for both the Section 10(b) and Section 11 claims.

Parmalat Finanziaria S.p.A. and its related entities (Parmalat)

In July 2004, the Italian Ministry of Production Activities approved a plan of reorganization, as amended, for the restructuring of the Parmalat group companies that are included in the Italian extraordinary administration proceeding.

In August 2004, the Extraordinary Commissioner filed objections to certain claims with the Court of Parma, Italy. In that filing on behalf of Parmalat, the Extraordinary Commissioner rejected all the Corporation’s claims on various grounds. On September 18, 2004, the Corporation filed its responses to the filing with the Court of Parma. The Court of Parma has not yet resolved these objections.

A preliminary hearing regarding the previously disclosed administrative charge against the Corporation in the Court of Milan, Italy was held on October 5, 2004. At this hearing, a number of persons filed requests to participate in the proceedings as damaged civil parties under Italian law. Additional preliminary hearings have been scheduled.

On October 7, 2004, the Extraordinary Commissioner filed an action in the United States District Court for the Western District of North Carolina against the Corporation and various related entities, entitled Dr. Enrico Bondi, Extraordinary Commissioner of Parmalat Finanziaria, S.p.A., et al v. Bank of America Corporation, et al. The complaint alleges federal and state RICO claims and various state law claims, including fraud. The plaintiffs seek $10 billion in damages.

WorldCom

Judge Cote in the class action case filed in the United States District Court for the Southern District of New York entered an order moving the trial date from January 10, 2005 to February 28, 2005.

The Corporation previously disclosed that an institutional investor filed an individual action in an Alabama state court. That investor, the Retirement Systems of Alabama (RSA), alleged liability under Alabama law in connection with certain WorldCom offerings. On September 29, 2004, the Corporation, Banc of America Securities LLC (BAS), J.P. Morgan Chase & Co., J.P. Morgan Securities, Inc., Citigroup, Inc., Salomon Smith Barney, Inc., and Arthur Andersen, LLP, entered into a settlement agreement with RSA pursuant to which RSA agreed to dismiss its claims in exchange for payment by those defendants in the aggregate amount of $111 million. The Corporation and BAS contributed $13 million, which is expected to be reduced by anticipated reimbursements from certain co-defendants to approximately $10 million.

Pension Plans

An amended putative class action complaint, entitled Anita Pothier, et al v. Bank of America Corp., et al, was filed on July 1, 2004 in the United States District Court for the Southern District of Illinois on behalf of all participants in or beneficiaries of any cash balance formula defined benefit plan maintained by the Corporation or its predecessors. The amended complaint named as defendants the Corporation, Bank of America, N.A., the Bank of America Pension Plan (formerly known as the NationsBank Cash Balance Plan) and its predecessor plans, the Bank of America 401(k) Plan and its predecessor plans, members of the Bank of America Corporate Benefits Committee, various current and former directors of the Corporation and certain of its predecessors, and PricewaterhouseCoopers LLP. The named plaintiffs are alleged to be current or former participants in one or more employee benefit pension plans sponsored or participated in by the Corporation or its predecessors.

The amended complaint alleges the defendants violated various provisions of ERISA, including that the cash balance formula of the Bank of America Pension Plan and the BankAmerica Pension Plan violated ERISA’s defined benefit pension plan standards. In addition, the amended complaint alleges age discrimination in the design and operation of the identified cash balance plans, improper benefit to the Corporation and its predecessors, and various prohibited transactions and fiduciary breaches. The amended complaint further alleges that certain voluntary transfers by participants of assets from the NationsBank, Barnett Banks, Inc., and Bank of America 401(k) plans to the Bank of America Pension Plan violated ERISA.

The amended complaint alleges that the participants in these plans are entitled to greater benefits than they have received and seeks declaratory relief, monetary relief in an unspecified amount, equitable relief, attorneys’ fees and interest.

The Internal Revenue Service is conducting an audit of the 1998 and 1999 tax returns of the Bank of America Pension Plan and the Bank of America 401(k) Plan. This audit includes a review of voluntary transfers by participants of 401(k) plan assets to the Bank of America Pension Plan and whether such transfers were in accordance with applicable law.

On September 29, 2004, a putative class action complaint, entitled Donna C. Richards vs. FleetBoston Financial Corp. and the FleetBoston Financial Pension Plan, was filed in the United States District Court of the District of Connecticut on behalf of former or current employees of FleetBoston who on December 31, 1996 were not yet 50 years of age with 15 years of vesting service, who participated in the FleetBoston Financial Pension Plan (Fleet Plan) before January 1, 1997, and who have participated in the Fleet Plan at any time since January 1, 1997.

The complaint alleges that FleetBoston violated ERISA by amending the Fleet Plan to be a cash balance plan without notifying participants that the amendment significantly reduced their plan benefits, by conditioning the amount of benefits payable under the Fleet Plan upon the form of benefit elected, by reducing the rate of benefit accruals on account of age, and by failing to inform participants of the correct amount of their pensions and related claims. The complaint also alleges that the Fleet Plan violates the “anti-backloading” rule of ERISA.

The complaint seeks equitable and remedial relief, including a declaration that the cash balance amendment to the Fleet Plan was ineffective, additional unspecified benefit payments, attorneys’ fees and interest.

Note 10 - Shareholders’ Equity and Earnings Per Common Share

The following table presents the changes in Accumulated OCI for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30
	2004			2003
(Dollars in millions)	Pre-tax Amount	Income Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Income Tax Expense (Benefit)	After-tax Amount
Balance, January 1	$(3,242)	$(1,094)	$(2,148)	$1,944	$712	$1,232
Net unrealized gains (losses) (1)	1,417	622	795	(3,497)	(1,217)	(2,280)
Less: Net realized gains recorded to net income	2,346	1,030	1,316	1,117	389	728

Balance, September 30	$(4,171)	$(1,502)	$(2,669)	$(2,670)	$(894)	$(1,776)

(1)	Net unrealized gains (losses) include the valuation changes of AFS and marketable equity securities, foreign currency translation adjustments, derivatives, and other.

The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003 is presented below.

(Dollars in millions, except per share information; shares in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Earnings per common share
Net income	$3,764	$2,922	$10,294	$8,084
Preferred stock dividends	(5)	(1)	(11)	(3)

Net income available to common shareholders	$3,759	$2,921	$10,283	$8,081

Average common shares issued and outstanding	4,052,304	2,980,206	3,666,298	2,988,739

Earnings per common share	$0.93	$0.98	$2.80	$2.70

Diluted earnings per common share
Net income available to common shareholders	$3,759	$2,921	$10,283	$8,081
Preferred stock dividends	5	1	11	3

Net income available to common shareholders and assumed conversions	$3,764	$2,922	$10,294	$8,084

Average common shares issued and outstanding	4,052,304	2,980,206	3,666,298	2,988,739
Dilutive potential common shares (1,2)	69,071	59,076	62,822	58,307

Total diluted average common shares issued and outstanding	4,121,375	3,039,282	3,729,120	3,047,046

Diluted earnings per common share	$0.91	$0.96	$2.76	$2.65

(1)	For the three and nine months ended September 30, 2004, average options to purchase 11 million and 10 million shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2003, average options to purchase 10 million and 18 million shares, respectively, were outstanding but not included in the computation of earnings per common share because they were antidilutive.
(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units, restricted stock shares and stock options.

During the second quarter of 2004, the Corporation’s Board of Directors approved a 2-for-1 stock split in the form of a common stock dividend and increased the quarterly cash dividends 12.5 percent from $0.40 to $0.45 per post-split share. The common stock dividend was effective August 27, 2004 to common shareholders of record on August 6, 2004 and the cash dividend was effective September 24, 2004 to common shareholders of record on September 3, 2004. All prior period common share and related per common share information has been restated to reflect the 2-for-1 stock split.

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

Net periodic benefit cost of the Corporation’s plans for the three months ended September 30, 2004 and 2003, included the following components:

	Three Months Ended September 30
	Qualified Pension Plan		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$53	$44	$6	$7	$2	$2
Interest cost	133	128	11	12	16	17
Expected return on plan assets	(194)	(185)	—	—	(3)	(4)
Amortization of transition obligation	—	—	—	—	8	8
Amortization of prior service cost	14	14	1	—	—	1
Recognized net actuarial loss	23	11	4	3	12	22

Net periodic benefit cost	$29	$12	$22	$22	$35	$46

Net periodic benefit cost of the Corporation’s plans for the nine months ended September 30, 2004 and 2003, included the following components:

	Nine Months Ended September 30
	Qualified Pension Plan		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$159	$142	$19	$19	$7	$7
Interest cost	399	386	34	33	51	51
Expected return on plan assets	(581)	(551)	—	—	(10)	(11)
Amortization of transition obligation	—	—	—	—	24	24
Amortization of prior service cost	41	42	2	2	—	3
Recognized net actuarial loss	69	35	11	8	55	67

Net periodic benefit cost	$87	$54	$66	$62	$127	$141

The Corporation previously disclosed that it expected to contribute at least a combined $63 million to its Qualified Pension Plan, Nonqualified Pension Plans and Postretirement Health and Life Plans in 2004. At September 30, 2004, that estimate has not changed. At September 30, 2004, the Corporation had contributed $48 million to these plans.

As a result of the Merger, the Corporation assumed the obligations related to the plans of former FleetBoston. These plans are substantially similar to the legacy Bank of America plans discussed above. The following tables include activity beginning on April 1, 2004.

Net periodic benefit cost of the former FleetBoston plans for the three months ended September 30, 2004 included the following components:

	Three Months Ended September 30, 2004
(Dollars in millions)	Qualified Pension Plan	Nonqualified Pension Plans	Postretirement Health and Life Plans
Components of net periodic benefit cost
Service cost	$15	$1	$—
Interest cost	31	5	3
Expected return on plan assets	(47)	—	(1)

Net periodic benefit cost	$(1)	$6	$2

Net periodic benefit cost of the former FleetBoston plans for the nine months ended September 30, 2004 included the following components:

	Nine Months Ended September 30, 2004
(Dollars in millions)	Qualified Pension Plan	Nonqualified Pension Plans	Postretirement Health and Life Plans
Components of net periodic benefit cost
Service cost	$30	$1	$—
Interest cost	61	11	6
Expected return on plan assets	(94)	—	(2)

Net periodic benefit cost	$(3)	$12	$4

The Corporation previously disclosed that it expects to contribute at least an aggregate of $41 million to the former FleetBoston plans during 2004. At September 30, 2004, this estimate has not changed. At September 30, 2004, the Corporation had contributed $26 million to these plans.

Note 12 – Business Segment Information

In connection with the Merger, the Corporation realigned its business segment reporting to reflect the new business model of the combined company. Prior period information has been reclassified to conform to the current period presentation. The Corporation reports the results of its operations through four business segments: Consumer and Small Business Banking, Commercial Banking, Global Corporate and Investment Banking, and Wealth and Investment Management. Certain operating segments have been aggregated into a single business segment. The Corporation may periodically reclassify business segment results based on modifications to its management reporting and profitability measurement methodologies and changes in organizational alignment.

Consumer and Small Business Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels. Commercial Banking primarily provides commercial lending and treasury management services to middle market companies. Global Corporate and Investment Banking provides capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for our clients as well as traditional bank deposit and loan products, treasury management and payment services to large corporations and institutional clients. Wealth and Investment Management offers investment, fiduciary and comprehensive banking and credit expertise, asset management services to institutional clients, high-net-worth individuals and retail customers, investment, securities and financial planning services to affluent and high-net-worth individuals, and retail clearing services for broker/dealers.

Corporate Other consists primarily of Latin America, Equity Investments, Noninterest Income and Expense amounts associated with the ALM process, including Gains on Sales of Securities, and the results of certain consumer finance and commercial lending businesses that are being liquidated. Latin America includes the Corporation’s full-service Latin American operations in Brazil, Argentina, Chile and Uruguay, but excludes Mexico.

Total Revenue includes Net Interest Income on a fully taxable-equivalent basis and Noninterest Income. The adjustment of Net Interest Income to a fully taxable-equivalent basis results in a corresponding increase in Income Tax Expense. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income also reflects an allocation of Net Interest Income generated by assets and liabilities used in the Corporation’s ALM process. The business segments’ Provision for Credit Losses is based on the methodology applied at the consolidated level.

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

The following tables present results of operations, selected performance ratios and selected average balance sheet categories for the three and nine months ended September 30, 2004 and 2003 for each business segment.

Business Segment Summary

For the three months ended September 30

	Total Corporation		Consumer and Small Business Banking (1)		Commercial Banking (1)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$7,836	$5,477	$4,710	$3,013	$1,243	$792
Noninterest income	4,895	4,446	2,315	2,548	578	373

Total revenue	12,731	9,923	7,025	5,561	1,821	1,165
Provision for credit losses	650	651	999	409	(63)	122
Gains on sales of securities	732	233	117	1	—	—
Amortization of intangibles	200	55	138	37	25	5
Other noninterest expense	6,794	5,022	3,366	2,507	598	425

Income before income taxes	5,819	4,428	2,639	2,609	1,261	613
Income tax expense	2,055	1,506	957	930	437	213

Net income	$3,764	$2,922	$1,682	$1,679	$824	$400

Net interest yield (fully taxable-equivalent basis)	3.28%	3.22%	5.36%	4.79%	3.39%	3.19%
Return on average equity	15.56	23.74	17.35	50.13	14.42	27.26
Efficiency ratio (fully taxable-equivalent basis)	54.94	51.16	49.85	45.76	34.23	36.85
Average:
Total loans and leases	$503,078	$357,288	$150,334	$92,509	$139,983	$93,451
Total assets	1,110,124	786,155	383,907	264,230	169,547	104,337
Total deposits	587,878	414,569	339,565	246,048	58,175	31,505
Common equity/Allocated equity	96,120	48,816	38,564	13,286	22,735	5,825

For the three months ended September 30

	Global Corporate and Investment Banking (1)		Wealth and Investment Management (1)		Corporate Other (2)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$968	$1,053	$752	$468	$163	$151
Noninterest income	1,096	1,011	821	491	85	23

Total revenue	2,064	2,064	1,573	959	248	174
Provision for credit losses	(155)	50	(17)	(1)	(114)	71
Gains on sales of securities	1	—	—	—	614	232
Amortization of intangibles	13	6	19	5	5	2
Other noninterest expense	1,490	1,368	832	563	508	159

Income before income taxes	717	640	739	392	463	174
Income tax expense	242	205	270	136	149	22

Net income	$475	$435	$469	$256	$314	$152

Net interest yield (fully taxable-equivalent basis)	1.39%	1.61%	3.32%	3.27%	n/m	n/m
Return on average equity	17.30	21.30	21.27	29.70	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	72.87	66.57	54.17	59.18	n/m	n/m
Average:
Total loans and leases	$35,881	$33,805	$45,646	$37,159	$131,234	$100,364
Total assets	328,373	310,976	97,078	60,027	131,219	46,585
Total deposits	74,345	67,367	87,904	55,503	27,889	14,146
Common equity/Allocated equity	10,908	8,097	8,779	3,417	15,134	18,191

Business Segment Summary (continued)

For the nine months ended September 30
	Total Corporation		Commercial and Small Business Banking(1)		Commercial Banking (1)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$21,557	$16,362	$12,615	$8,835	$3,307	$2,302
Noninterest income	14,052	12,401	6,653	6,752	1,464	1,014

Total revenue	35,609	28,763	19,268	15,587	4,771	3,316
Provision for credit losses	2,063	2,256	2,097	1,230	(30)	360
Gains on sales of securities	2,022	802	116	12	—	—
Amortization of intangibles	455	163	314	110	57	16
Other noninterest expense	19,157	14,705	9,425	7,523	1,747	1,299

Income before income taxes	15,956	12,441	7,548	6,736	2,997	1,641
Income tax expense	5,662	4,357	2,764	2,462	1,069	580

Net income	$10,294	$8,084	$4,784	$4,274	$1,928	$1,061

Net interest yield (fully taxable-equivalent basis)	3.26%	3.35%	5.35%	4.93%	3.39%	3.16%
Return on average equity	17.32	21.85	20.97	44.12	15.15	24.12
Efficiency ratio (fully taxable-equivalent basis)	55.07	51.69	50.54	48.96	37.83	39.63
Average:
Total loans and leases	$458,268	$351,119	$131,599	$91,889	$125,245	$92,832
Total assets	1,023,005	758,605	342,788	254,997	148,195	102,990
Total deposits	531,958	401,985	307,285	237,748	50,919	30,588
Common equity/Allocated equity	79,293	49,455	30,478	12,952	17,000	5,884

For the nine months ended September 30
	Global Corporate and Investment Banking (1)		Wealth and Investment Management (1)		Corporate Other (2)
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$3,146	$3,289	$2,023	$1,406	$466	$530
Noninterest income	3,705	3,110	2,151	1,421	79	104

Total revenue	6,851	6,399	4,174	2,827	545	634
Provision for credit losses	(275)	387	(16)	4	287	275
Gains (losses) on sales of securities	(11)	(17)	—	—	1,917	807
Amortization of intangibles	31	18	43	15	10	4
Other noninterest expense	4,996	4,039	2,404	1,546	585	298

Income before income taxes	2,088	1,938	1,743	1,262	1,580	864
Income tax expense	717	656	636	456	476	203

Net income	$1,371	$1,282	$1,107	$806	$1,104	$661

Net interest yield (fully taxable-equivalent basis)	1.53%	1.87%	3.43%	3.54%	n/m	n/m
Return on average equity	18.78	19.83	20.07	31.74	n/m	n/m
Efficiency ratio (fully taxable-equivalent basis)	73.38	63.40	58.64	55.19	n/m	n/m
Average:
Total loans and leases	$34,314	$38,529	$42,740	$37,681	$124,370	$90,188
Total assets	327,100	284,587	84,517	56,341	120,405	59,690
Total deposits	74,711	67,139	76,522	52,045	22,521	14,465
Common equity/Allocated equity	9,750	8,640	7,365	3,397	14,700	18,582

n/m	= not meaningful
(1)	There were no material intersegment revenues among the segments.
(2)	Equity in Corporate Other represents equity of the Corporation not allocated to the business segments.

The following table presents reconciliations of the four business segments’ Total Revenue and Net Income to consolidated totals. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Segments’ revenue	$12,483	$9,749	$35,064	$28,129
Adjustments:
Revenue associated with unassigned capital	63	170	268	546
ALM activities (1)	(21)	118	(62)	513
Latin America	264	6	541	28
Equity investments	114	(80)	101	(200)
Liquidating businesses	64	86	224	246
Fully taxable-equivalent basis adjustment	(171)	(173)	(510)	(484)
Other	(236)	(126)	(527)	(499)

Consolidated revenue	$12,560	$9,750	$35,099	$28,279

Segments’ net income	$3,450	$2,770	$9,190	$7,423
Adjustments, net of taxes:
Earnings associated with unassigned capital	42	117	179	369
ALM activities (1, 2)	386	238	1,220	880
Latin America	151	(7)	184	(32)
Equity investments	47	(69)	3	(183)
Liquidating businesses	29	5	55	(20)
Other	(341)	(132)	(537)	(353)

Consolidated net income	$3,764	$2,922	$10,294	$8,084

(1)	Includes whole mortgage loan sale gains for the three and nine months ended September 30, 2003.
(2)	Includes pre-tax Gains on Sales of Securities of $614 and $232 for the three months ended September 30, 2004 and 2003, respectively, and $1,917 and $807 for the nine months ended September 30, 2004 and 2003, respectively.

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

The Corporation, headquartered in Charlotte, North Carolina, operates in 29 states and the District of Columbia and has offices located in 36 foreign countries. The Corporation provides a diversified range of banking and certain nonbanking financial services and products both domestically and internationally through four business segments: Consumer and Small Business Banking, Commercial Banking, Global Corporate and Investment Banking, and Wealth and Investment Management. At September 30, 2004, the Corporation had $1.1 trillion in assets and approximately 176,000 full-time equivalent employees. Notes to the Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition.

On April 1, 2004, we completed our merger with FleetBoston Financial Corporation (FleetBoston) (the Merger) after obtaining final shareholder and regulatory approvals. The Merger created a banking institution with leading market shares throughout the Northeast, Southeast, Southwest and West regions of the United States. The Merger is being accounted for under the purchase method of accounting. Accordingly, results for the three months ended September 30, 2004 included three months of combined company results, while the results for the nine months ended September 30, 2004 included six months of combined company results. Results for the three months and nine months ended September 30, 2003 and at December 31, 2003 excluded FleetBoston. For more information on the Merger, see Note 2 of the Consolidated Financial Statements. For informational and comparative purposes, certain tables have been expanded to include a column entitled FleetBoston, April 1, 2004. This represents balances acquired from FleetBoston as of April 1, 2004, including purchase accounting adjustments.

During the second quarter of 2004, our Board of Directors (the Board) approved a 2-for-1 stock split in the form of a common stock dividend and increased the quarterly cash dividends 12.5 percent from $0.40 to $0.45 per post-split share. The common stock dividend was effective August 27, 2004 to common shareholders of record on August 6, 2004 and the cash dividend was effective September 24, 2004 to common shareholders of record on September 3, 2004. All prior period common share and related per common share information has been restated to reflect the 2-for-1 stock split.

On July 12, 2004, we entered into an agreement to acquire all outstanding shares of National Processing, Inc. for $1.4 billion in cash. The resulting combination of National Processing, Inc. with Bank of America Merchant Services will create the second largest merchant acquirer in the United States. The transaction closed on October 15, 2004.

Performance overview for the nine months ended September 30, 2004 compared to the same period in 2003:

Net Income totaled $10.3 billion, or $2.76 per diluted common share, 27 percent and four percent increases, respectively, from $8.1 billion, or $2.65 per diluted common share. The return on average common shareholders’ equity was 17 percent compared to 22 percent.

Net Income for Consumer and Small Business Banking increased $510 million to $4.8 billion. Driving this increase was the $3.8 billion increase in Net Interest Income and a $971 million increase in Card Income. Offsetting this was the $2.1 billion increase in Noninterest Expense and a $1.4 billion decrease in Mortgage Banking Income, including writedowns of Mortgage Servicing Rights (MSRs) for prepayment adjustments and changes to valuation assumptions of $190 million. See page 45 for discussion of Mortgage Banking Income. Also offsetting the increase was a $867 million increase in Provision for Credit Losses compared to a year ago. Included in the results above was $1.0 billion of Net Income attributed to the addition of FleetBoston.

Within Consumer and Small Business Banking, we continue to attract and retain customers. During the nine months ended September 30, 2004, we opened approximately 1.5 million net new checking accounts and 1.9 million net new savings accounts. Our active online banking customers reached 11.8 million, a 78 percent increase. Forty-eight percent of the increase related to the addition of FleetBoston active online banking customers. Forty-eight percent of consumer households that hold checking accounts use online banking. Active bill pay customers increased 72 percent to 4.8 million. Active bill pay users paid $61.0 billion of bills during the nine months ended September 30, 2004 compared to $33.5 billion in the same period a year ago.

Debit card purchase volumes grew 22 percent while consumer credit card purchases increased 18 percent. Total managed card revenue, including interest income, increased 60 percent. Average managed consumer credit card receivables grew $17.5 billion, or 57 percent, due to new account growth and $9.8 billion from the addition of the FleetBoston consumer credit card portfolio.

Commercial Banking Net Income increased 82 percent to $1.9 billion for the nine months ended September 30, 2004 as compared to the prior year including the $722 million impact of the addition of FleetBoston. Both average loans and leases, and deposits grew significantly from the prior year, with increases of $32.4 billion, or 35 percent, and $20.3 billion, or 66 percent, respectively. Impacting these increases were the $26.3 billion effect on average loans and the $15.8 billion effect on average deposits related to the addition of FleetBoston. Also driving the improved results was the $390 million decrease in Provision for Credit Losses during the period, driven by lower net charge-offs and the continued improvement in the commercial credit portfolio.

Net Income within Global Corporate and Investment Banking increased $89 million, or seven percent, to $1.4 billion compared to a year ago. Contributing to the increase in Net Income was a reduction of $662 million in Provision for Credit Losses and an increase in Trading Account Profits of $235 million. Partially offsetting these increases were the $422 million impact of charges taken for litigation matters, an increase of $183 million of incentive compensation for market-based activities and the $143 million impact of the charges taken for the mutual fund matter. Included in the results above was $292 million of Net Income related to the addition of FleetBoston.

Global Corporate and Investment Banking gained market share, as compared to a year ago, in areas such as mergers and acquisitions, high-yield/leveraged debt, mortgage-backed securities, and syndicated loans. Notable improvements in credit quality in the large corporate portfolio and a 59 percent reduction in net charge-offs drove the $662 million, or 171 percent, decrease in Provision for Credit Losses.

Within Wealth and Investment Management, Net Income increased $301 million to $1.1 billion. The impact attributable to FleetBoston to Net Income during the period was $191 million. Total assets under management increased $148.3 billion, or 53 percent, to $429.5 billion at September 30, 2004, due to $146.5 billion of FleetBoston assets under management, growth in Marsico Capital Management LLC’s (Marsico) assets under management and market appreciation offset by fund outflows, primarily in money markets products caused by rising interest rates.

Financial highlights for the nine months ended September 30, 2004 compared to the same period in 2003:

Net Interest Income on a fully taxable-equivalent basis increased $5.2 billion to $21.6 billion. This increase was driven by the impact of the Merger, higher asset and liability management (ALM) portfolio levels (consisting of Securities and whole loan mortgages) and rates, growth in consumer loan levels, primarily credit card and home equity, and higher core deposit funding levels. Partially offsetting these increases were reductions in the large corporate and foreign loan balances, the continued runoff of previously exited consumer businesses, lower mortgage warehouse levels and lower trading-related contributions. The net interest yield on a fully taxable-equivalent basis declined nine basis points (bps) to 3.26 percent due to the negative impact of increases in lower-yielding trading-related assets partially offset by higher levels of higher-yielding consumer loans, primarily credit card.

Noninterest Income increased $1.7 billion to $14.1 billion, due primarily to the addition of FleetBoston. Card Income increased $971 million due to increased fees and interchange income, including the $557 million impact of the addition of the FleetBoston card portfolio. Service Charges grew by $916 million caused by account growth, of which approximately $631 million was attributable to the addition of FleetBoston customers. Investment and Brokerage Services increased $787 million due to approximately $698 million related to the addition of the FleetBoston business, growth in Marsico and market appreciation. Equity Investment Gains increased $437 million due to an increase in Principal Investing cash gains related to the legacy Bank of America portfolio of $262 million and the addition of $142 million of cash gains related to the FleetBoston portfolio. Trading Account Profits increased $218 million due to increased customer activity, including the $151 million impact of the addition of FleetBoston. Investment Banking Income increased $111 million on increased market share in a variety of products.

Offsetting these increases was a decrease in Mortgage Banking Income of $1.4 billion caused by lower production levels, a decrease in the gains on sales of loans to the secondary market and writedowns of the value of MSRs. Also offsetting the increase in Noninterest Income was the decrease in gains on whole loan mortgage sales to zero in the first nine months of 2004 from $723 million in the first nine months of 2003.

Gains on Sales of Securities were $2.0 billion compared to $802 million, as we continued to reposition the ALM portfolio in response to interest rate fluctuations, and to manage mortgage prepayment risk.

The Provision for Credit Losses decreased $193 million to $2.1 billion driven by the continued improvements in credit quality in both the large corporate and commercial loan portfolios. Partially offsetting these decreases were increases in the Provision for Credit Losses in our consumer credit card portfolio. The increases were driven by the addition of the FleetBoston credit card portfolio, the return of securitized loans to the balance sheet, organic growth in the portfolio and overall seasoning of the portfolio.

Despite the addition of FleetBoston criticized commercial exposure of $7.1 billion on April 1, 2004, criticized commercial exposure decreased by $625 million from December 31, 2003 driven by overall improvement in the large corporate and commercial loan portfolios including paydowns and payoffs, loans sales, net charge-offs, and returns to performing status. Total commercial net charge-offs decreased $614 million for the nine months ended September 30, 2004 compared to a year ago.

Nonperforming assets decreased $185 million to $2.8 billion, or 0.55 percent of loans, leases and foreclosed properties at September 30, 2004 compared to 0.81 percent at December 31, 2003. This decrease was driven by the continued reductions in the nonperforming asset levels of the large corporate and commercial portfolios, partially offset by the addition of $1.2 billion of FleetBoston nonperforming assets on April 1, 2004.

Noninterest Expense increased $4.7 billion, driven by higher Personnel Expenses of $2.2 billion and increased Other General Operating Expenses of $1.1 billion. Higher Personnel Expenses resulted from the $1.6 billion impact to salaries, benefits costs and revenue-related incentives of the addition of associates from FleetBoston. The increase in Other General Operating Expenses was related to the $425 million impact of the addition of FleetBoston, $300 million of legal expenses incurred during the second quarter of 2004 related to previously disclosed matters, and the $375 million mutual fund settlement entered into during the period. This settlement amount was offset by a $90 million reserve established in 2003 to produce a net settlement expense of $285 million recorded in the first quarter of 2004. This net settlement expense was divided equally between Global Corporate and Investment Banking and Wealth and Investment Management for business segment reporting purposes. Also impacting Noninterest Expense during the period was the $346 million Merger and Restructuring Charges in connection with the integration of FleetBoston’s operations. For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

Income Tax Expense was $5.2 billion reflecting an estimated effective tax rate of 33.4 percent compared to $3.9 billion and 32.4 percent, respectively, a year ago. The increase in the effective tax rate was generally due to the impact of the higher FleetBoston effective tax rate and purchase accounting adjustments related to the Merger.

Table 1

Selected Quarterly Financial Data (1)

	2004 Quarters			2003 Quarters
(Dollars in millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$7,665	$7,581	$5,801	$5,586	$5,304
Noninterest income	4,895	5,440	3,717	4,049	4,446
Total revenue	12,560	13,021	9,518	9,635	9,750
Provision for credit losses	650	789	624	583	651
Gains on sales of securities	732	795	495	139	233
Noninterest expense	6,994	7,201	5,417	5,288	5,077
Income before income taxes	5,648	5,826	3,972	3,903	4,255
Income tax expense	1,884	1,977	1,291	1,177	1,333
Net income	3,764	3,849	2,681	2,726	2,922
Average common shares issued and outstanding (in thousands)	4,052,304	4,062,384	2,880,306	2,926,494	2,980,206
Average diluted common shares issued and outstanding (in thousands)	4,121,375	4,131,290	2,933,402	2,978,962	3,039,282

Performance ratios
Return on average assets	1.35%	1.40%	1.27%	1.39%	1.48%
Return on average common shareholders’ equity	15.56	16.63	22.16	22.42	23.74
Total equity to total assets (period end)	9.00	9.24	5.98	6.52	6.84
Total average equity to total average assets	8.68	8.42	5.73	6.19	6.22
Dividend payout	48.75	42.60	43.21	42.70	40.85

Per common share data
Earnings	$0.93	$0.95	$0.93	$0.93	$0.98
Diluted earnings	0.91	0.93	0.91	0.92	0.96
Dividends paid	0.45	0.40	0.40	0.40	0.40
Book value	24.14	23.51	16.85	16.63	16.92

Average balance sheet
Total loans and leases	$503,078	$497,158	$374,077	$371,071	$357,288
Total assets	1,110,124	1,108,307	849,627	780,536	786,155
Total deposits	587,878	582,305	425,075	418,840	414,569
Long-term debt	98,361	96,395	78,852	70,596	66,788
Common shareholders’ equity	96,120	92,943	48,632	48,238	48,816
Total shareholders’ equity	96,392	93,266	48,686	48,293	48,871

Capital ratios (period end)
Risk-based capital:
Tier 1	8.08%	8.20%	7.73%	7.85%	8.25%
Total	11.71	11.97	11.46	11.87	12.17
Leverage	5.92	5.83	5.43	5.73	5.95

Market price per share of common stock
Closing	$43.33	$42.31	$40.49	$40.22	$39.02
High closing	44.98	42.72	41.38	41.25	41.77
Low closing	41.81	38.96	39.15	36.43	37.44

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.

Table 2

Selected Year-to-Date Financial Data (1)

	Nine Months Ended September 30
(Dollars in millions, except per share information)	2004	2003
Income statement
Net interest income	$21,047	$15,878
Noninterest income	14,052	12,401
Total revenue	35,099	28,279
Provision for credit losses	2,063	2,256
Gains on sales of securities	2,022	802
Noninterest expense	19,612	14,867
Income before income taxes	15,446	11,958
Income tax expense	5,152	3,874
Net income	10,294	8,084
Average common shares issued and outstanding (in thousands)	3,666,298	2,988,739
Average diluted common shares issued and outstanding (in thousands)	3,729,120	3,047,046

Performance ratios
Return on average assets	1.34%	1.42%
Return on average common shareholders’ equity	17.32	21.85
Total equity to total assets (period end)	9.00	6.84
Total average equity to total average assets	7.77	6.53
Dividend payout	45.01	38.53

Per common share data
Earnings	$2.80	$2.70
Diluted earnings	2.76	2.65
Dividends paid	1.25	1.04
Book value	24.14	16.92

Average balance sheet
Total loans and leases	$458,268	$351,119
Total assets	1,023,005	758,605
Total deposits	531,958	401,985
Long-term debt	91,229	67,702
Common shareholders’ equity	79,293	49,455
Total shareholders’ equity	79,510	49,512

Capital ratios (period end)
Risk-based capital:
Tier 1	8.08%	8.25%
Total	11.71	12.17
Leverage	5.92	5.95

Market price per share of common stock
Closing	$43.33	$39.02
High closing	44.98	41.77
Low closing	38.96	32.82

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.

Supplemental Financial Data

In managing our business, we use certain performance measures and ratios not defined in accounting principles generally accepted in the United States (GAAP), including shareholder value added (SVA). We also calculate certain measures, such as Net Interest Income, core net interest income, net interest yield and the efficiency ratio, on a fully taxable-equivalent basis. Other companies may define or calculate supplemental financial data differently. See Tables 3 and 4 for supplemental financial data for the three and nine months ended September 30, 2004 and 2003.

Supplemental financial data presented on an operating basis is a basis of presentation not defined by GAAP that excludes Merger and Restructuring Charges. Table 3 includes earnings, earnings per common share (EPS), SVA, return on average assets, return on average equity, efficiency ratio and dividend payout ratio presented on an operating basis. We believe that the exclusion of the Merger and Restructuring Charges, which represent incremental costs to integrate Bank of America and FleetBoston’s operations and include costs related to an infrastructure initiative undertaken in the third quarter to simplify the Corporation’s business model, provides a meaningful period-to-period comparison and is more reflective of normalized operations.

SVA is a key measure of performance not defined by GAAP that is used in managing our growth strategy orientation and strengthening our focus on generating long-term growth and shareholder value. SVA is used in measuring the performance of our different business units and is an integral component for allocating resources. Each business segment has a goal for growth in SVA reflecting the individual segment’s business and customer strategy. Investment resources and initiatives are aligned with these SVA growth goals during the planning and forecasting process. Investment, relationship and profitability models have SVA as a key measure to support the implementation of SVA growth goals.

SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. Cash basis earnings on an operating basis is defined as Net Income adjusted to exclude Merger and Restructuring Charges and Amortization of Intangibles. The charge for the use of capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Equity is allocated to the business segments using a risk-adjusted methodology for each segment’s credit, market and operational risks. The nature of these risks is discussed further beginning on page 55. SVA increased six percent to $4.4 billion for the nine months ended September 30, 2004 compared to the comparable 2003 period, due to the $2.7 billion increase in cash basis earnings partially offset by the $2.5 billion effect of higher levels of equity caused by the FleetBoston merger. For additional discussion of SVA, see Business Segment Operations beginning on page 43.

We review Net Interest Income on a fully taxable-equivalent basis, which is a performance measure used by management in operating the business that we believe provides investors with a more accurate picture of the interest margin for comparative purposes. In this presentation, Net Interest Income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. For purposes of this calculation, we use the federal statutory tax rate of 35 percent with a corresponding increase in Income Tax Expense. This measure ensures comparability of Net Interest Income arising from both taxable and tax-exempt sources. Net Interest Income on a fully taxable-equivalent basis is also used in the calculation of the efficiency ratio and the net interest yield. The efficiency ratio, which is calculated by dividing Noninterest Expense by Total Revenue, measures how much it costs to produce one dollar of revenue. Net Interest Income on a fully taxable-equivalent basis is also used in our business segment reporting.

Table 3

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2004	2003	2004	2003
Operating basis (1)
Operating earnings	$3,911	$2,922	$10,524	$8,084
Operating earnings per common share	0.96	0.98	2.87	2.70
Diluted operating earnings per common share	0.95	0.96	2.82	2.65
Shareholder value added	1,453	1,624	4,449	4,178
Return on average assets	1.40%	1.48%	1.37%	1.42%
Return on average common shareholders’ equity	16.17	23.74	17.71	21.85
Efficiency ratio (fully taxable-equivalent basis)	53.20	51.16	54.10	51.69
Dividend payout ratio	46.91	40.85	44.02	38.53

Net interest income
Fully taxable-equivalent basis data
Net interest income	$7,836	$5,477	$21,557	$16,362
Total revenue	12,731	9,923	35,609	28,763
Net interest yield	3.28%	3.22%	3.26%	3.35%
Efficiency ratio	54.94	51.16	55.07	51.69

Reconciliation of net income to operating earnings
Net income	$3,764	$2,922	$10,294	$8,084
Merger and restructuring charges	221	—	346	—
Related income tax benefit	(74)	—	(116)	—

Operating earnings	$3,911	$2,922	$10,524	$8,084

Reconciliation of EPS to operating EPS
Earnings per common share	$0.93	$0.98	$2.80	$2.70
Effect of merger and restructuring charges, net of tax benefit	0.03	—	0.07	—

Operating earnings per common share	$0.96	$0.98	$2.87	$2.70

Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$0.91	$0.96	$2.76	$2.65
Effect of merger and restructuring charges, net of tax benefit	0.04	—	0.06	—

Diluted operating earnings per common share	$0.95	$0.96	$2.82	$2.65

Reconciliation of net income to shareholder value added
Net income	$3,764	$2,922	$10,294	$8,084
Amortization of intangibles	200	55	455	163
Merger and restructuring charges, net of tax benefit	147	—	230	—

Cash basis earnings on an operating basis	4,111	2,977	10,979	8,247
Capital charge	(2,658)	(1,353)	(6,530)	(4,069)

Shareholder value added	$1,453	$1,624	$4,449	$4,178

Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.35%	1.48%	1.34%	1.42%
Effect of merger and restructuring charges, net of tax benefit	0.05	—	0.03	—

Operating return on average assets	1.40%	1.48%	1.37%	1.42%

Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	15.56%	23.74%	17.32%	21.85%
Effect of merger and restructuring charges, net of tax benefit	0.61	—	0.39	—

Operating return on average common shareholders’ equity	16.17%	23.74%	17.71%	21.85%

Reconciliation of efficiency ratio to operating efficiency ratio (fully taxable-equivalent basis)
Efficiency ratio	54.94%	51.16%	55.07%	51.69%
Effect of merger and restructuring charges, net of tax benefit	(1.74)	—	(0.97)	—

Operating efficiency ratio	53.20%	51.16%	54.10%	51.69%

Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	48.75%	40.85%	45.01%	38.53%
Effect of merger and restructuring charges, net of tax benefit	(1.84)	—	(0.99)	—

Operating dividend payout ratio	46.91%	40.85%	44.02%	38.53%

(1)	Operating basis excludes Merger and Restructuring Charges. Merger and Restructuring Charges were $221 and $346 for the three and nine months ended September 30, 2004, respectively, on a pre-tax basis.

Core net interest income adjusts reported net interest income on a fully taxable-equivalent basis for the impact of Global Corporate and Investment Banking trading-related activities and loans that we originated and sold into revolving credit card and commercial securitizations. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. We evaluate our trading results by combining trading-related net interest income with Trading Account Profits, as discussed in Trading-related Revenue beginning on page 42 and in the Global Corporate and Investment Banking business segment section beginning on page 48, as trading strategies are evaluated based on total revenue.

Table 4 below provides a reconciliation of Net Interest Income on a fully taxable-equivalent basis to core net interest income for the three and nine months ended September 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

Table 4

Core Net Interest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Net interest income
As reported (fully taxable-equivalent basis)	$7,836	$5,477	$21,557	$16,362
Trading-related net interest income	(448)	(546)	(1,621)	(1,716)
Impact of revolving securitizations	304	78	685	265

Core net interest income	$7,692	$5,009	$20,621	$14,911

Average earning assets
As reported	$954,626	$677,308	$881,377	$651,535
Trading-related earning assets	(228,689)	(199,787)	(226,509)	(176,098)
Impact of revolving securitizations	13,252	3,112	9,867	3,778

Core average earning assets	$739,189	$480,633	$664,735	$479,215

Net interest yield on earning assets
As reported (fully taxable-equivalent basis)	3.28%	3.22%	3.26%	3.35%
Impact of trading-related activities	0.79	0.89	0.80	0.76
Impact of revolving securitizations	0.08	0.03	0.07	0.03

Core net interest yield on earning assets	4.15%	4.14%	4.13%	4.14%

Core net interest income increased $5.7 billion for the nine months ended September 30, 2004 from the comparable 2003 period. Approximately half of the increase was due to the Merger. Other activities within the portfolio affecting core net interest income were higher ALM portfolio levels and the impact of rates, higher consumer loan levels, primarily credit card loans and home equity lines, and higher core deposit funding levels partially offset by reductions in the large corporate and foreign loan balances and the continued runoff of previously exited consumer businesses, and lower mortgage warehouse levels.

Core average earning assets increased $185.5 billion for the nine months ended September 30, 2004 from the comparable 2003 period primarily due to higher ALM levels and higher levels of consumer loans, primarily credit card loans and home equity lines. The increases in these assets were due to both the merger with FleetBoston, which contributed $112.7 billion to the core average earning assets, and growth through the normal course of business.

The core net interest yield decreased one basis point for the nine months ended September 30, 2004 from the comparable 2003 period mainly due to ALM repositioning partially offset by the growth in consumer loans, primarily credit card loans and home equity lines, and the addition of higher yielding FleetBoston earning assets to the portfolio on April 1, 2004.

Table 5

Quarterly Average Balances and Interest Rates - Fully Taxable-equivalent Basis

(Dollars in millions)	Third Quarter 2004			Second Quarter 2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,726	$127	3.45%	$14,384	$59	1.65%
Federal funds sold and securities purchased under agreements to resell	128,339	484	1.50	124,383	413	1.33
Trading account assets	98,459	983	3.99	104,391	1,027	3.94
Securities	169,515	2,095	4.94	159,797	1,925	4.82
Loans and leases (1):
Commercial - domestic	122,093	1,855	6.04	123,970	1,843	5.98
Commercial - foreign	18,251	245	5.34	18,144	237	5.24
Commercial real estate	30,792	344	4.44	30,311	317	4.20
Commercial lease financing	20,125	233	4.64	20,086	237	4.72

Total commercial	191,261	2,677	5.57	192,511	2,634	5.50

Residential mortgage	175,046	2,371	5.41	173,158	2,284	5.29
Home equity lines	44,309	514	4.62	40,424	450	4.48
Direct/Indirect consumer	38,951	538	5.49	39,763	540	5.44
Credit card	45,818	1,265	10.98	43,160	1,167	10.88
Other consumer (2)	7,693	152	7.91	8,142	169	8.32

Total consumer	311,817	4,840	6.19	304,647	4,610	6.07

Total loans and leases	503,078	7,517	5.95	497,158	7,244	5.85

Other earning assets	40,509	483	4.74	44,877	510	4.57

Total earning assets (3)	954,626	11,689	4.88	944,990	11,178	4.75

Cash and cash equivalents	29,469			30,320
Other assets, less allowance for loan and lease losses	126,029			132,997

Total assets	$1,110,124			$1,108,307

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$36,823	$35	0.38%	$35,864	$31	0.34%
NOW and money market deposit accounts	233,602	523	0.89	233,702	488	0.84
Consumer CDs and IRAs	101,250	668	2.63	93,017	587	2.54
Negotiable CDs, public funds and other time deposits	5,654	69	4.85	4,737	66	5.60

Total domestic interest-bearing deposits	377,329	1,295	1.37	367,320	1,172	1.28

Foreign interest-bearing deposits (4):
Banks located in foreign countries	17,864	307	6.83	18,945	287	6.10
Governments and official institutions	5,021	22	1.80	5,739	23	1.58
Time, savings and other	29,513	87	1.17	29,882	47	0.64

Total foreign interest-bearing deposits	52,398	416	3.16	54,566	357	2.63

Total interest-bearing deposits	429,727	1,711	1.58	421,886	1,529	1.46

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	233,223	1,183	2.02	243,079	1,038	1.72
Trading account liabilities	37,706	333	3.51	31,620	297	3.78
Long-term debt	98,361	626	2.54	96,395	563	2.34

Total interest-bearing liabilities (3)	799,017	3,853	1.92	792,980	3,427	1.74

Noninterest-bearing sources:
Noninterest-bearing deposits	158,151			160,419
Other liabilities	56,564			61,642
Shareholders’ equity	96,392			93,266

Total liabilities and shareholders’ equity	$1,110,124			$1,108,307

Net interest spread			2.96			3.01
Impact of noninterest-bearing sources			0.32			0.28

Net interest income/yield on earning assets		$7,836	3.28%		$7,751	3.29%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Includes consumer finance of $3,644, $3,828 and $3,999 in the third, second and first quarters of 2004, and $3,938 and $4,046 in the fourth and third quarters of 2003, respectively; foreign consumer of $3,304, $3,256 and $1,989 in the third, second and first quarters of 2004, and $1,939 and $1,950 in the fourth and third quarters of 2003, respectively; and consumer lease financing of $745, $1,058 and $1,491 in the third, second and first quarters of 2004 and $1,860 and $2,482 in the fourth and third quarters of 2003, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $531, $659 and $715 in the third, second and first quarters of 2004 and $884 and $925 in the fourth and third quarters of 2003, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $217, $333 and $183 in the third, second and first quarters of 2004 and $90 and $141 in the fourth and third quarters of 2003, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 78.
(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Table 5

Quarterly Average Balances and Interest Rates—Fully Taxable—Equivalent Basis (continued)

(Dollars in millions)	First Quarter 2004			Fourth Quarter 2003			Third Quarter 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$12,268	$48	1.57%	$11,231	$49	1.71%	$10,062	$41	1.63%
Federal funds sold and securities purchased under agreements to resell	113,761	434	1.53	96,713	506	2.08	90,236	479	2.11
Trading account assets	105,033	1,023	3.90	94,630	926	3.91	96,105	991	4.11
Securities	99,755	1,223	4.91	59,197	742	5.01	63,423	616	3.89
Loans and leases (1):
Commercial - domestic	90,946	1,511	6.68	90,309	1,612	7.08	90,671	1,660	7.26
Commercial - foreign	10,753	95	3.57	11,594	101	3.45	12,448	111	3.53
Commercial real estate	19,815	210	4.26	19,616	211	4.27	19,961	213	4.23
Commercial lease financing	9,459	95	4.00	9,971	93	3.71	9,852	99	4.02

Total commercial	130,973	1,911	5.87	131,490	2,017	6.09	132,932	2,083	6.22

Residential mortgage	141,898	1,960	5.53	142,482	1,931	5.41	130,948	1,656	5.05
Home equity lines	24,379	262	4.31	23,206	255	4.36	22,539	255	4.48
Direct/Indirect consumer	34,045	464	5.49	33,422	478	5.67	33,278	488	5.82
Credit card	35,303	870	9.92	32,734	810	9.83	29,113	742	10.11
Other consumer (2)	7,479	120	6.42	7,737	124	6.37	8,478	138	6.48

Total consumer	243,104	3,676	6.07	239,581	3,598	5.98	224,356	3,279	5.82

Total loans and leases	374,077	5,587	6.00	371,071	5,615	6.02	357,288	5,362	5.97

Other earning assets	38,817	426	4.41	42,370	389	3.66	60,194	539	3.56

Total earning assets (3)	743,711	8,741	4.72	675,212	8,227	4.85	677,308	8,028	4.72

Cash and cash equivalents	23,187			22,975			22,662
Other assets, less allowance for loan and lease losses	82,729			82,349			86,185

Total assets	$849,627			$780,536			$786,155

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$26,159	$17	0.27%	$25,494	$19	0.30%	$25,285	$20	0.31%
NOW and money market deposit accounts	155,835	321	0.83	155,369	400	1.02	151,424	249	0.65
Consumer CDs and IRAs	75,341	567	3.03	73,246	476	2.58	71,216	872	4.85
Negotiable CDs, public funds and other time deposits	5,939	74	5.01	6,195	44	2.81	7,770	25	1.27

Total domestic interest-bearing deposits	263,274	979	1.50	260,304	939	1.43	255,695	1,166	1.81

Foreign interest-bearing deposits (4):
Banks located in foreign countries	18,954	171	3.62	13,225	177	5.34	12,273	59	1.90
Governments and official institutions	4,701	19	1.63	2,654	11	1.58	2,033	6	1.21
Time, savings and other	21,054	37	0.71	20,019	51	1.02	18,792	47	1.00

Total foreign interest-bearing deposits	44,709	227	2.04	35,898	239	2.65	33,098	112	1.35

Total interest-bearing deposits	307,983	1,206	1.57	296,202	1,178	1.58	288,793	1,278	1.76

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	203,398	739	1.46	151,999	537	1.40	162,080	447	1.09
Trading account liabilities	34,543	335	3.90	38,298	317	3.28	36,903	345	3.71
Long-term debt	78,852	491	2.49	70,596	450	2.55	66,788	481	2.88

Total interest-bearing liabilities (3)	624,776	2,771	1.78	557,095	2,482	1.77	554,564	2,551	1.83

Noninterest-bearing sources:
Noninterest-bearing deposits	117,092			122,638			125,776
Other liabilities	59,073			52,510			56,944
Shareholders’ equity	48,686			48,293			48,871

Total liabilities and shareholders’ equity	$849,627			$780,536			$786,155

Net interest spread			2.94			3.08			2.89
Impact of noninterest-bearing sources			0.28			0.31			0.33

Net interest income/yield on earning assets		$5,970	3.22%		$5,745	3.39%		$5,477	3.22%

Table 6

Year-to-date Average Balances and Interest Rates - Fully Taxable-equivalent Basis

	Nine Months Ended September 30
	2004			2003
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$13,796	$234	2.27%	$8,323	$123	1.98%
Federal funds sold and securities purchased under agreements to resell	122,184	1,331	1.45	72,839	867	1.59
Trading account assets	102,612	3,033	3.94	98,095	3,066	4.17

Securities	143,119	5,243	4.88	74,532	2,390	4.28

Loans and leases (1):
Commercial - domestic	112,371	5,209	6.19	94,517	5,117	7.24
Commercial - foreign	15,725	577	4.90	13,434	359	3.57
Commercial real estate	26,987	871	4.31	20,186	651	4.31
Commercial lease financing	16,570	565	4.55	10,092	302	3.99

Total commercial	171,653	7,222	5.62	138,229	6,429	6.22

Residential mortgage	163,410	6,615	5.40	121,862	4,941	5.41
Home equity lines	36,400	1,226	4.50	22,783	785	4.61
Direct/Indirect consumer	37,591	1,542	5.48	32,314	1,486	6.15
Credit card	41,443	3,302	10.64	26,685	2,076	10.40
Other consumer (2)	7,771	441	7.58	9,246	464	6.70

Total consumer	286,615	13,126	6.11	212,890	9,752	6.12

Total loans and leases	458,268	20,348	5.93	351,119	16,181	6.16

Other earning assets	41,398	1,419	4.57	46,627	1,432	4.10

Total earning assets (3)	881,377	31,608	4.79	651,535	24,059	4.93

Cash and cash equivalents	27,665			22,524
Other assets, less allowance for loans and lease losses	113,963			84,546

Total assets	$1,023,005			$758,605

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$32,963	$83	0.33%	$24,216	$89	0.49%
NOW and money market deposit accounts	207,808	1,332	0.86	146,715	835	0.76
Consumer CDs and IRAs	89,911	1,822	2.71	69,235	2,309	4.46
Negotiable CDs, public funds and other time deposits	5,444	209	5.12	8,109	86	1.42

Total domestic interest-bearing deposits	336,126	3,446	1.37	248,275	3,319	1.79

Foreign interest-bearing deposits (4):
Banks located in foreign countries	18,585	765	5.50	14,207	226	2.12
Governments and official institutions	5,153	64	1.67	2,071	20	1.32
Time, savings and other	26,826	171	0.85	18,693	165	1.18

Total foreign interest-bearing deposits	50,564	1,000	2.64	34,971	411	1.57

Total interest-bearing deposits	386,690	4,446	1.54	283,246	3,730	1.76

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	226,591	2,960	1.74	146,091	1,414	1.29
Trading account liabilities	34,634	965	3.72	36,798	969	3.52

Long-term debt	91,229	1,680	2.46	67,702	1,584	3.12

Total interest-bearing liabilities (3)	739,144	10,051	1.82	533,837	7,697	1.93

Noninterest-bearing sources:
Noninterest-bearing deposits	145,268			118,739
Other liabilities	59,083			56,517
Shareholders’ equity	79,510			49,512

Total liabilities and shareholders’ equity	$1,023,005			$758,605

Net interest spread			2.97			3.00
Impact of noninterest-bearing sources			0.29			0.35

Net interest income/yield on earning assets		$21,557	3.26%		$16,362	3.35%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Includes consumer finance, foreign consumer and consumer lease financing of $3,823, $2,851 and $1,097 for the nine months ended September 30, 2004, respectively, and $4,204, $1,990 and $3,052 for the nine months ended September 30, 2003, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $1,904 and $2,088 in the nine months ended September 30, 2004 and 2003, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $733 and $215 in the nine months ended September 30, 2004 and 2003, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 78.
(4)	Primarily consists of time deposits in denominations of $100,000 or more.

Trading-related Revenue

Trading Account Profits represent the net amount earned from our trading positions, which include Trading Account Assets and Liabilities as well as derivative positions and, prior to the conversion of mortgage excess spread certificates (the Certificates) into MSRs, market value adjustments to the Certificates and the MSRs. Trading Account Profits, as reported in the Consolidated Statement of Income, do not include the net interest income recognized on trading positions or the related funding charge or benefit.

Trading-related revenue, which includes net interest income from trading-related positions and Trading Account Profits in Noninterest Income is presented in the following table. Not included are commissions from equity transactions which are recorded in Noninterest Income as Investment and Brokerage Service Income, however, we consider these to be an integral component to the overall business trading revenues. Trading-related revenue is derived from foreign exchange spot, forward and cross-currency contracts, fixed income and equity securities, derivative contracts in interest rates, equities, credit and commodities, and MSRs.

Table 7

Trading-related Revenue(1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$448	$546	$1,621	$1,716
Trading account profits	184	175	600	382

Total trading-related revenue	$632	$721	$2,221	$2,098

Trading-related revenue by product
Fixed income	$295	$319	$902	$993
Interest rate (fully taxable-equivalent basis)	117	283	625	727
Foreign exchange	164	136	524	396
Equities(2)	89	70	231	298
Commodities	21	(10)	16	(48)

Market-based trading-related revenue	686	798	2,298	2,366
Credit portfolio hedges(3)	(54)	(77)	(77)	(268)

Total trading-related revenue	$632	$721	$2,221	$2,098

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Does not include commissions from equity transactions which were $153 and $166 for the three months ended September 30, 2004 and 2003, respectively, and $494 and $481 for the nine months ended September 30, 2004 and 2003, respectively.
(3)	Includes credit default swaps used for credit risk management.

Trading-related revenue increased $123 million, or six percent, to $2.2 billion for the nine months ended September 30, 2004 as compared to the first nine months of 2003, driven by the 57 percent increase of Trading Account Profits to $600 million. The overall increase in Trading-related revenue was led by a $191 million, or 71 percent, reduction in the cost of credit portfolio hedges for the nine months ended September 30, 2004 as compared to a year ago. The improvement was primarily due to relatively stable spreads during the first part of the current year compared with spread narrowing throughout last year. Also contributing to the improvement was a $128 million, or 32 percent, improvement in foreign exchange from a year ago, which was due to volatility of the dollar and increased customer activity.

Partially offsetting these improvements was a $102 million, or 14 percent, decrease in interest rate contracts largely due to reduced corporate customer activity, lower trading-related profits as a result of FRB tightening, the uncertainty surrounding the election and declining volatility in the options market. Fixed income declined $91 million, or nine percent, during the nine months ended September 30, 2004 from the same 2003 period. This decrease was due to the increase in losses related to the valuation adjustment of our MSRs from $122 million in the first nine months of 2003 to $349 million recorded in 2004 prior to the conversion, due to faster prepayment speeds and changes in other assumptions relative to our portfolio partially offset by growth in our asset-backed business and investment grade trading activity. For more information on MSRs, see Notes 1 and 6 of the Consolidated Financial Statements. In addition, equities declined $67 million, or 22 percent driven by net losses on a single retained stock position, partially offset by increased profits in market-making customer activities.

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

See Note 1 of the Consolidated Financial Statements for Recently Issued Accounting Pronouncements.

Business Segment Operations

In connection with the Merger, we realigned our business segment reporting to reflect the new business model of the combined company. As a part of this realignment, the segment formerly reported as Consumer and Commercial Banking was split into two new segments, Consumer and Small Business Banking and Commercial Banking. We have repositioned Asset Management as Wealth and Investment Management and have moved from Consumer and Commercial Banking, the Premier Banking subsegment, which is made up of our affluent retail customers. We announced a new national business designed to serve the needs of ultra high-net-worth individuals and families. This will more closely reflect the breadth of our mission to delight our customers with a diverse offering of wealth management products. Global Corporate and Investment Banking remained relatively unchanged, with the exception of moving the commercial leasing business to Commercial Banking, and Latin America, excluding Mexico, which moved to Corporate Other. Corporate Other consists primarily of Latin America, the former Equity Investments segment, Noninterest Income and Expense amounts associated with the ALM process, including Gains on Sales of Securities, and the results of certain consumer finance and commercial lending businesses that are being liquidated. Prior period information has been reclassified to conform to the current period presentation.

In managing our four business segments, we evaluate results using both financial and nonfinancial measures. Financial measures consist primarily of Total Revenue, Net Income and SVA. Nonfinancial measures include, but are not limited to, market share and customer satisfaction. Total Revenue includes Net Interest Income on a fully taxable-equivalent basis and Noninterest Income. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income also reflects an allocation of Net Interest Income generated by certain assets and liabilities used in our ALM process.

See Note 12 of the Consolidated Financial Statements for additional business segment information including the allocation of certain expenses, selected financial information for the business segments and reconciliations to consolidated Total Revenue and Net Income amounts.

Consumer and Small Business Banking

Our Consumer and Small Business Banking strategy is to attract, retain and deepen customer relationships. A critical component of that strategy includes continuously improving customer satisfaction. We believe this focus will help us achieve our goal of being recognized as the best retail bank in America. We added approximately 1.7 million net new checking accounts and 2.0 million net new savings accounts since September 30, 2003, including approximately 537,000 and 624,000 accounts, respectively, during the third quarter of 2004. This growth resulted from continued improvement in sales and service results in the Banking Center Channel, introduction of new products, advancement of our multicultural strategy, and access to the former FleetBoston franchise, where we opened 129,000 net new checking and 118,000 net new savings accounts since April 1, 2004. Access to our services through online banking, which saw a 78 percent increase in active online subscribers since September 30, 2003, of which 48 percent related to the addition of FleetBoston active online banking customers, our network of domestic banking centers, ATMs, telephone channel, and product innovations all contributed to success with our customers.

The major subsegments of Consumer and Small Business Banking are Consumer Banking, Consumer Products, and Small Business Banking.

Consumer Banking serves 33 million consumer households in 29 states and the District of Columbia through its network of 5,829 banking centers, 16,728 ATMs, telephone channel and Internet channels on www.bankofamerica.com. Consumer Banking provides a wide range of products and services, including deposit products such as checking accounts, money market savings accounts, time deposits and IRAs, debit card products and credit products such as credit card, home equity products, residential mortgage and personal auto loans.

Consumer Products provides services including the origination, fulfillment and servicing of residential mortgage loans, including home equity products, issuance and servicing of credit cards, direct banking via the Internet, deposit services, student lending and certain insurance services.

Small Business Banking helps small businesses grow through the offering of business products and services which include payroll, merchant services, online banking and bill payment as well as 401(k) programs. In addition, we provide specialized products like treasury management, lockbox, check cards with photo security and succession planning. Small Business Banking provides services to more than 3 million relationships across the franchise.

Consumer and Small Business Banking drove our financial results for the nine months ended September 30, 2004 as Total Revenue increased $3.7 billion, or 24 percent. FleetBoston contributed $2.8 billion to the increase in Total Revenue. Net Income rose $510 million, or 12 percent, including the $1.0 billion impact of the addition of FleetBoston. Offsetting this were writedowns of MSRs for prepayment adjustments and changes to valuation assumptions, including $190 million recognized in Mortgage Banking Income and $275 million recognized in Trading Account Profits. See page 45 for discussion of Mortgage Banking Income. The increase in Net Income offset by an increase in capital as a result of the FleetBoston merger drove a $730 million, or 22 percent, decrease in SVA from $3.3 billion in the first nine months of 2003 to $2.6 billion in the first nine months of 2004.

Net Interest Income increased $3.8 billion largely due to growth in consumer loan and deposit balances and the net results of ALM activities. The loan and deposit growth was driven by the addition of FleetBoston earning assets to our portfolio and organic growth during the period. Net Interest Income was positively impacted by the $39.7 billion, or 43 percent, increase in average loans for the nine months ended September 30, 2004, compared to the same period in 2003. This increase was driven by a $14.5 billion, or 54 percent, increase in average on-balance sheet consumer credit card outstandings and a $13.6 billion, or 60 percent, increase in home equity lines. Included in these increases were the $4.0 billion and $10.2 billion effect, respectively, from the FleetBoston portfolio. Other impacts to average loan balances for the nine months ended September 30, 2004 related to the addition of FleetBoston were $9.6 billion of residential mortgages and $3.7 billion of other consumer loans.

Deposit growth positively impacted Net Interest Income. Higher consumer deposit balances from the addition of FleetBoston customers of $58.4 billion, government tax cuts, higher customer retention and our efforts to add new customers drove the $69.5 billion, or 29 percent, increase in average deposits for the nine months ended September 30, 2004.

The following table presents the significant Noninterest Income categories for Consumer and Small Business Banking.

Significant Noninterest Income Components

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Service charges	$1,206	$915	$3,267	$2,671
Mortgage banking income	(250)	666	258	1,630
Card income	1,257	794	3,208	2,237
Trading account profits (losses)	(2)	36	(357)	(132)

Increases in both Consumer and Corporate Service Charges led to the $596 million, or 22 percent, increase in service charge income. Consumer Service Charges increased $553 million, or 24 percent, to $2.9 billion due primarily to a $492 million increase in deposit fees associated with growth in new accounts including the $267 million impact of the addition of FleetBoston deposit accounts. Corporate Service Charges increased $42 million, or 13 percent, to $375 million, driven by the $40 million increase in deposit account fees related to the Merger.

The following summarizes the components of Mortgage Banking Income and the related hedge activity:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Production income(1)	$70	$618	$501	$1,504

Servicing income:
Servicing fees and ancillary income	186	82	375	242
Amortization of MSRs	(136)	(34)	(220)	(116)
Net MSR and SFAS 133 derivative hedge adjustments(2)	13	—	20	—
Gains on derivatives(3)	4	—	1	—
Impairment of MSRs	(387)	—	(419)	—

Total net servicing income	(320)	48	(243)	126

Total mortgage banking income	(250)	666	258	1,630

Interest income (4)	39	—	45	—
Gains on sales of securities (5)	117	—	117	—

Total mortgage banking income and related hedge activity	$(94)	$666	$420	$1,630

(1)	Includes gains/(losses) related to hedge ineffectiveness of cash flow hedges on our mortgage pipeline/warehouse of $2 and $15 for the three months ended September 30, 2004 and 2003, respectively, and $98 and $43 for the nine months ended September 30, 2004 and 2003, respectively.
(2)	Represents derivative hedge gains of $221 and $213, respectively, offset by a decrease in value of the MSRs under Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivatve Instruments and Hedging Activities” (SFAS 133) hedges of $208 and $193, respectively, for the three and nine months ended September 30, 2004. See Note 6 of the Consolidated Financial Statements.
(3)	Gain on derivatives used as economic hedges of the MSRs, but not designated as SFAS 133 hedges.
(4)	Interest Income on Securities used as economic hedges of MSRs beginning in the second quarter of 2004.
(5)	Gains on Sales of Securities used as economic hedges of MSRs beginning in the second quarter of 2004.

Mortgage Banking Income for the three and nine months ended September 30, 2004 decreased by $916 million and $1.4 billion, respectively, compared to the three and nine months ended September 30, 2003. The decreases were due to lower loan production and sales volumes in 2004 compared to 2003 and impairment of the MSRs recorded in 2004.

For the nine months ended September 30, 2004 and 2003, loan sales to the secondary market were $55.2 billion and $87.7 billion, respectively. First mortgage loan originations decreased $43.6 billion to $69.2 billion for the nine months ended September 30, 2004 as higher interest rates resulted in lower refinancing levels. First mortgage loan origination volume was approximately $44.9 billion of retail loans and $24.3 billion of wholesale loans for the nine months ended September 30, 2004, compared to $80.2 billion and $32.6 billion, respectively, for the nine months ended September 30, 2003.

Impairment of MSRs totaled $387 million and $419 million for the three and nine months ended September 30, 2004. For the comparable 2003 periods, changes in the value of the Certificates and MSRs were recognized as Trading Account Profits. Impairment charges in the three months ended September 30, 2004 included an adjustment to MSR values due to prepayment adjustments and changes to valuation assumptions related to expectations regarding future prepayment speeds and other assumptions totaling $190 million. Additional impairment reflects decreases in the value of MSRs primarily due to increased probability of prepayments driven by decreases in market interest rates during the third quarter 2004. We hold a specified portfolio of Securities as economic hedges of MSRs. During the quarter ended September 30, 2004, the Corporation realized $117 million of Gains on Sales of Securities and $39 million of Interest Income from Securities used as economic hedges of MSRs. At September 30, 2004, the amount of MSRs covered by such economic hedges was $1.1 billion. The remaining MSR assets are hedged using a SFAS 133 strategy. Due to the inability to hedge the entire MSR portfolio using SFAS 133 hedges, Mortgage Banking Income may experience increased volatility. See Notes 1 and 6 of the Consolidated Financial Statements for additional information.

Prior to the conversion of the Certificates into MSRs in the second quarter of 2004, changes in the value of the Certificates and MSRs were recognized as Trading Account Profits. Changes in the value of derivatives used for risk management of the Certificates and MSRs, but not designated as hedges under SFAS 133 were also recorded in Trading Account Profits. As a result of this activity we recognized net trading losses of $349 million for the nine months ended September 30, 2004, and $40 million of gains and $122 million of losses for the three and nine months ended September 30, 2003, respectively. See pages 80 through 81 for discussion of mortgage banking risk management. Impacting Trading Account Profits (Losses) for the nine months ended September 30, 2004 was a $275 million negative impact on the value of MSRs due to faster prepayment speeds and changes in other assumptions relative to our portfolio recorded in the first quarter of 2004. The value of MSRs decreased to $2.5 billion at September 30, 2004 compared to $2.8 billion at December 31, 2003 due to impairment, decreases in value attributed to SFAS 133 hedged MSRs, normal paydowns and amortization, partially offset by newly created MSRs from loan sales. At September 30, 2004, MSRs as a percent of our servicing portfolio for others were 1.2 percent.

Strong debit and credit card performance and the addition of the FleetBoston card portfolio resulted in a $971 million, or 43 percent, increase in Card Income overall. Credit card income increased $769 million, or 49 percent, resulting from higher interchange fees of $219 million, which was driven mainly by an 18 percent, or $8.9 billion, increase in consumer credit card purchase volumes. Also impacting credit card income were increases in late fees of $183 million, merchant discount fees of $81 million, overlimit fees of $77 million and cash advance fees of $50 million. The effect of the addition of FleetBoston to these fee categories were $110 million of interchange fees, $51 million of late fees, $35 million of merchant discount fees, $23 million of overlimit fees, and $21 million of cash advance fees, respectively.

Card Income included activity from the securitized credit card portfolio of $136 million and $120 million for the nine months ended September 30, 2004 and 2003, respectively. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized, as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. Previously securitized balances will be recorded on our balance sheet after the revolving period of the securitization. This has the effect of increasing loans on our balance sheet and increasing Net Interest Income and Provision for Credit Losses, with a corresponding reduction in Noninterest Income.

Average on-balance sheet consumer credit card outstandings for the first nine months of 2004 increased $14.5 billion, or 54 percent, due to over six million new accounts since September 30, 2003 and the $4.0 billion impact of the addition of the on-balance sheet FleetBoston consumer credit card portfolio. Included in the FleetBoston impact was $2.0 billion in previously securitized balances returning to the balance sheet after the revolving period of the securitization, all occurring in the third quarter of 2004. During the first nine months of 2004, $1.3 billion of previously securitized balances related to legacy Bank of America returned to the balance sheet. Previously securitized balances of approximately $1.0 billion are expected to return to the balance sheet in the fourth quarter of 2004 with an estimated $4.5 billion and $1.5 billion to return to the balance sheet in 2005 and 2006, respectively.

Managed credit card outstandings include securitized credit card loans. Average managed consumer credit card outstandings increased $17.5 billion, or 57 percent, to $48.0 billion for the nine months ended September 30, 2004. The drivers of this increase were account growth from direct marketing programs and the branch network, and the $9.8 billion impact of the addition of the FleetBoston consumer credit card portfolio.

The increase in debit card income of $202 million, or 30 percent, was due to an $86 million impact of the addition of the FleetBoston portfolio, and a 22 percent increase in purchase volumes, as well as growth in active accounts, partially offset by a lower signature interchange rate.

The increase in the Provision for Credit Losses of $867 million, or 70 percent, was driven by increased credit card net charge-offs of $523 million, of which $191 million was attributed to the addition of the FleetBoston credit card portfolio. The return of securitized loans to the balance sheet, organic growth in the portfolio and overall seasoning of the portfolio also contributed to the increase in the Provision for Credit Losses.

Noninterest Expense increased $2.1 billion, or 28 percent, due to increases in Processing Costs of $741 million, Personnel Expense of $557 million and Amortization of Intangibles of $204 million. Personnel Expense increased as a result of higher salaries of $384 million and higher benefit costs of $134 million. The impact of the addition of FleetBoston to Noninterest Expense for the nine months ended September 30, 2004 was $848 million.

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

Total Revenue increased $1.5 billion, or 44 percent for the nine months ended September 30, 2004, compared to the first nine months of 2003. The addition of FleetBoston accounted for $1.4 billion of the increase. Net Income rose $867 million, or 82 percent, including the $722 million impact of the FleetBoston merger. The increase in Net Income was more than offset by an increase in capital related to the FleetBoston merger, which, combined, caused an $8 million, or one percent, decrease in SVA from $593 million for the nine months ended September 30, 2003 to $585 million for the nine months ended September 30, 2004.

Net Interest Income increased $1.0 billion, largely due to the increase in commercial loan and deposit balances driven by the addition of FleetBoston earning assets and the net results of ALM activities. Net Interest Income was positively impacted by the $32.4 billion, or 35 percent, increase in average outstanding commercial loans for the nine months ended September 30, 2004 compared to a year ago and the $20.3 billion, or 66 percent, increase in average commercial deposits for the nine months ended September 30, 2004 as compared to the same period in 2003. Impacting these increases were the $26.3 billion effect on average loans and the $15.8 billion effect on average deposits related to the addition of FleetBoston.

The following table presents the significant Noninterest Income categories for Commercial Banking.

Significant Noninterest Income Components

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Service charges	$288	$187	$713	$537
Investment and brokerage services	22	20	62	59
Investment banking income	25	30	83	88

Service Charges for the nine months ended September 30, 2004 increased $176 million, or 33 percent from the first nine months of 2003. The increase was due to the $79 million increase in bankers’ acceptances and letters of credit fees and a $76 million increase in charges on deposit accounts. The addition of FleetBoston accounted for $116 million in Service Charges for the nine months ended September 30, 2004.

Investment and Brokerage Services of $62 million was primarily related to brokerage income, which totaled $42 million for the first nine months of 2004, an increase of $10 million from a year ago. Overall, Investment and Brokerage Services included $14 million related to FleetBoston in the first nine months of 2004. Without this contribution, Investment and Brokerage Services declined $11 million, or 19 percent from a year ago due to lower service fees as a result of current rate environment driving customer balances to deposits versus mutual funds.

Investment Banking Income was $83 million for the nine months ended September 30, 2004, and included $2 million related to FleetBoston. Without the FleetBoston income, Investment Banking Income decreased $7 million, or eight percent, from the first nine months of 2003 due to lower debt product, equity advisory, and commercial paper conduit fees.

The Provision for Credit Losses declined $390 million, or 108 percent, from a year ago. The decrease was mainly driven by a $241 million, or 65 percent, decrease in net charge-offs for the nine months ended September 30, 2004 compared to a year ago. Additionally, notable improvement in credit quality has been achieved across the subsegments for the nine months ended September 30, 2004, resulting in lower Provision for Credit Losses.

Noninterest Expense for the nine months ended September 30, 2004 increased $489 million, or 37 percent, from the corresponding period in the prior year. Driving the increase was a $204 million increase in Data Processing Expense and a $197 million increase in total Personnel Expense. The impact to these expenses due to the addition of FleetBoston was $157 million and $158 million, respectively, for the nine months ended September 30, 2004.

Global Corporate and Investment Banking

Our Global Corporate and Investment Banking strategy is to align our resources with sectors where we can deliver value-added financial advisory solutions to our issuer and investor clients. Global Corporate and Investment Banking provides a broad range of financial services to domestic and international corporations, financial institutions, and government entities. Clients are supported through offices in 34 countries in four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Mexico. Products and services provided include loan originations, mergers and acquisitions advisory, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leveraged finance, structured finance and trade services.

Global Corporate and Investment Banking offers clients a comprehensive range of global capabilities through the following three financial services: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking includes investment banking activities and risk management products. Global Investment Banking underwrites and makes markets in equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities and provides correspondent clearing services for other securities broker/dealers and prime brokerage services. Global Investment Banking also provides debt and equity securities research, loan syndications, mergers and acquisitions advisory services and private placements.

Global Investment Banking provides risk management solutions for customers using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the businesses may take positions in these products and capitalize on market-making activities. The Global Investment Banking business is a primary dealer in the U.S. and in several international locations.

Global Credit Products provides credit and lending services for our clients through industry-focused portfolios. Global Credit Products is also responsible for actively managing loan and counterparty risk in our large corporate portfolio using available risk mitigation techniques, including credit default swaps.

Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and corporate clients manage their cash flows.

Our financial performance in the first nine months of 2004 continued to be strong as Total Revenue was $6.9 billion, reflecting a $452 million, or seven percent, increase from the first nine months of 2003. Market-based revenues, which include trading-related revenue, Investment Banking Income, Corporate Service Charges and Equity Investment Gains drove the increase. Net income increased $89 million, or seven percent, and included the $565 million impact of the charges taken for the mutual fund matter and other litigation matters. Reduced credit costs, resulting from continued improvement in credit quality, more than offset the mutual fund and litigation matters. SVA increased by $10 million, or two percent, from $589 million to $599 million, principally due to improved credit quality, a decline in loan balances and increased net income during the period.

Net Interest Income decreased $143 million, or four percent, to $3.1 billion. Driving this was the $4.2 billion, or 11 percent, decrease in average loans and leases for the nine months ended September 30, 2004. Also, trading-related average earning assets grew by $50.4 billion but the narrower margins from these assets as a result of a flattening yield curve negated their contribution to Net Interest Income. Average deposits increased $7.6 billion, or 11 percent, for the nine months ended September 30, 2004, despite the withdrawal of compensating balances by the U.S. Treasury. Noninterest Income increased $595 million, or 19 percent, for the nine months ended September 30, 2004, as increases in Trading Account Profits, Investment Banking Income, and Service Charges drove the improvement.

The following table presents the detail of Investment Banking Income within Global Corporate and Investment Banking.

Investment Banking Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Securities underwriting	$218	$238	$711	$730
Syndications	129	95	381	301
Advisory services	66	50	216	153
Other	7	5	25	26

Total	$420	$388	$1,333	$1,210

Investment Banking Income increased $123 million, or 10 percent, for the nine months ended September 30, 2004 due to market share increases in mergers and acquisitions, high-yield/leveraged debt, mortgage-backed securities, and syndicated loans during the period. The continued strong momentum in mergers and acquisitions and syndicated loans drove the 41 percent and 27 percent increases, respectively, in advisory services and syndication fees.

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

Trading-related Revenue

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Net interest income (fully taxable-equivalent basis)	$448	$546	$1,621	$1,716
Trading account profits	137	148	795	560

Total trading-related revenue	$585	$694	$2,416	$2,276

Trading-related revenue by product
Fixed income	$299	$282	$1,262	$1,125
Interest rate (fully taxable-equivalent basis)	118	298	575	788
Foreign exchange	164	136	524	396
Equities(1)	40	65	120	283
Commodities	18	(10)	12	(48)

Market-based trading-related revenue	639	771	2,493	2,544
Credit portfolio hedges(2)	(54)	(77)	(77)	(268)

Total trading-related revenue	$585	$694	$2,416	$2,276

(1)	Does not include commissions from equity transactions which were $153 and $166 for the three months ended September 30, 2004 and 2003, respectively and $494 and $481 for the nine months ended September 30, 2004 and 2003, respectively.
(2)	Includes credit default swaps used for credit risk management.

Market-based trading-related revenue decreased by $51 million, or two percent, in the first nine months of 2004 compared to the first nine months of 2003. Fixed income continued to show strong results increasing $137 million, or 12 percent, driven by growth in our asset-backed business and investment grade trading activity. Foreign exchange revenue increased $128 million, or 32 percent, which was due to volatility of the dollar and increased customer activity. Commodities revenue increased $60 million due to the absence of the negative impact of the SARS outbreak, which occurred during 2003. However, the effects of a reduced risk profile, lower customer activity and higher energy prices resulted in only modest income during the period.

More than offsetting these increases were declines in interest rate and equities revenues. Interest rate revenues declined by $213 million, or 27 percent, largely due to reduced corporate customer activity and lower trading-related profits as a result of FRB tightening, uncertainty related to the election and declining volatility in the options market. Trading-related equities revenues declined by $163 million, or 58 percent. Including commissions on equity transactions, they declined $150 million, or 20 percent. The overall decline in equity trading-related revenue was driven by net losses on a single retained stock position, partially offset by increased profits in market-making customer activities.

Total trading-related revenues also included losses on credit portfolio hedges of $77 million in the nine months ended September 30, 2004, an improvement of $191 million from the first nine months of 2003. The improvement was primarily due to stable spreads in the first half of the year versus spreads narrowing throughout last year. However, in the third quarter of this year, credit spreads narrowed further, resulting in a cost to hedge of $54 million. We took the opportunity to increase our credit portfolio protection by $4.4 billion during the third quarter of 2004 to $19.3 billion at September 30, 2004.

The Provision for Credit Losses decreased $662 million, or 171 percent, due to notable improvements in credit quality in the large corporate portfolio as evidenced by the $424 million decrease in nonperforming assets in the first nine months of 2004 despite the addition of $242 million of FleetBoston nonperforming assets on April 1, 2004. Also contributing to the decrease in the Provision for Credit Losses was the reduction in net charge-offs during the first nine months of 2004 of $229 million, or 59 percent, from a year ago.

Noninterest Expense increased $970 million, or 24 percent, for the nine months ended September 30, 2004 compared to the first nine months of 2003. This increase was due to an increase in legal and litigation charges of $422 million, which reflects the legal charges taken in the second quarter of 2004 and the reversal of legal expenses previously recorded in Corporate Other that were reclassified to Global Corporate and Investment Banking, higher incentive compensation for market-based activities of $183 million and the mutual fund settlement of $143 million.

Wealth and Investment Management

Wealth and Investment Management provides investment services to individual and institutional clients through five subsegments, Columbia Management Group (CMG), The Private Bank, Banc of America Investments (BAI), Premier Banking and Other Services. We announced a new national business designed to serve the needs of ultra high-net-worth individuals and families.

CMG is an asset management organization serving the needs of high-net-worth individuals, institutions and retail customers. CMG offers a full range of investment styles across an array of products including equities, fixed income (taxable and nontaxable) and cash products. CMG distributes its products and services to institutions and individuals through The Private Bank and BAI operations as well as through nonproprietary channels including other brokerage firms.

The Private Bank provides integrated wealth management solutions to high-net-worth individuals, with investable assets greater than $3 million, as well as mid-market institutions and charitable organizations. Services include investment, trust, banking and lending services. As of September 30, 2004, The Private Bank had loans of $29.4 billion and deposits of $26.6 billion.

BAI is a full-service retail brokerage business, which includes Quick & Reilly. BAI provides investment and financial planning services to individuals with 1.3 million accounts through a network of over 2,100 financial advisors throughout the United States.

Premier Banking joins with BAI to bring together personalized banking and investment expertise through priority service with client-dedicated teams. The Premier Banking and investments teams provide comprehensive advice, cash management strategies and customized solutions for mass affluent clients. Mass affluent clients have $100,000 in investable assets, or $250,000 in investable assets and primary mortgage. Premier Banking had $83.8 billion in deposit and credit relationship balances at September 30, 2004.

Other Services include the Investment Services Group, which provides products and services from traditional capital markets products to alternative investments, U.S. Clearing, which provides retail clearing services to broker/dealers and other correspondent firms, and Fleet Specialist, a New York Stock Exchange market-maker.

Total Revenue increased $1.3 billion, or 48 percent, for the nine months ended September 30, 2004 compared to the corresponding period in 2003, while Net Income increased 37 percent and was negatively impacted by the $143 million pre-tax mutual fund settlement. Contributing to the increase in revenue was $717 million in Investment and Brokerage Services, driven by the $624 million addition of FleetBoston, and $617 million in Net Interest Income. The increase in Net Interest Income was driven by higher deposits in both Premier Banking and The Private Bank, as well as higher loans in The Private Bank. Assets acquired from FleetBoston contributed $104 million to Net Interest Income.

SVA remained relatively unchanged at $544 million versus $542 million a year ago, as the increase in Net Income was offset by the increase in capital levels as a result of the Merger.

Client Assets

	September 30
(Dollars in billions)	2004	2003
Assets under management	$429.5	$281.2
Client brokerage assets	141.9	90.7
Assets in custody	104.0	47.3

Total client assets	$675.4	$419.2

Assets under management generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of money market products, equities, and taxable and nontaxable fixed income securities. Compared to a year ago, assets under management increased $148.3 billion, or 53 percent, due to $146.5 billion of FleetBoston assets under management, growth in Marsico’s assets under management and market valuation offset by outflows primarily in money market products. Client brokerage assets, a source of commission revenue, were up $51.2 billion, or 56 percent, versus the prior year due to the addition of $54.3 billion of FleetBoston client brokerage assets. Client brokerage assets consist largely of investments in annuities, money market mutual funds, bonds and equities. Assets in custody increased $56.7 billion, or 120 percent, and represent trust assets administered for customers. The addition of $53.6 billion of assets in custody from FleetBoston drove the increase. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Net Interest Income increased 44 percent to $2.0 billion due to growth in deposits in both Premier Banking and The Private Bank, loan growth in The Private Bank, and the addition of FleetBoston earning assets to the portfolio. Net results of ALM activities also drove the increase. Average deposits increased $24.5 billion, or 47 percent, for the nine months ended September 30, 2004 primarily due to moving clients from Consumer Banking to Premier Banking and Premier Banking customers doing more business with us, as well as increased deposit-taking in The Private Bank. Average loans and leases increased $5.1 billion, or 13 percent, for the nine months ended September 30, 2004 due to the inclusion of the FleetBoston loans and increased loan activity.

Significant Noninterest Income Components

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Asset management fees (1)	$565	$292	$1,428	$873
Brokerage income	169	104	467	305

Total investment and brokerage services	734	396	1,895	1,178

(1)	Includes personal and institutional asset management fees, mutual fund fees and fees earned on assets in custody.

Noninterest Income increased $730 million, or 51 percent, for the nine months ended September 30, 2004. The change was due to an increase in Investment and Brokerage Services of $717 million driven by the addition of FleetBoston and higher assets under management balances in Marsico and market appreciation.

Noninterest Expense increased $886 million, or 57 percent, due to the $515 million increase in expenses related to the inclusion of FleetBoston, Wealth and Investment Management’s share of the first quarter mutual fund settlement, which amounted to approximately $143 million pre-tax, and an increase in Personnel Expense. The increased Personnel Expense reflects the addition of 496 client managers in Premier Banking, 228 additional financial advisors in BAI and increased incentives in Marsico due to sales and BAI due to sales and increased payouts.

Corporate Other

Corporate Other includes our Latin America and Equity Investments businesses, and Other.

Latin America includes our full-service Latin American operations in Brazil, Argentina, Chile and Uruguay, but excludes Mexico. These businesses provide a wide array of products including commercial lending, where the focus has been on large corporations and multinational customers, consumer lending and services, deposit-taking, asset management, private banking and customer-centric treasury operations. The consumer business focuses mainly on the affluent and middle market segments. Our largest book of business is in Brazil, while Argentina has our largest branch network, with 87. Our Brazilian, Chilean and Uruguayan operations have 66, 41 and 15 branches, respectively.

Equity Investments includes Principal Investing and certain other corporate investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages, from start-up to buyout.

Other includes Noninterest Income and Expense amounts associated with the ALM process, including Gains on Sales of Securities, and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Net Income (Loss) in Corporate Other

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Latin America	$151	$(7)	$184	$(32)
Equity investments	47	(69)	3	(183)
Other	116	228	917	876

Total	$314	$152	$1,104	$661

Latin America

The results of Latin America are driven by the addition of the FleetBoston operations in the region. Prior to the Merger, our business in the region had been reduced to very low levels. For the nine months ended September 30, 2004, Total Revenue increased $513 million from $28 million to $541 million. Latin America had Net Income of $184 million for the nine months ended September 30, 2004 compared to a net loss of $32 million for the same period in 2003. The improvements were due to an improvement in credit quality and an increase in activity as a result of the addition of the FleetBoston Latin America business. SVA increased by $129 million, or over 400 percent, from a negative $32 million to $97 million due to higher Net Income.

Net Interest Income increased $305 million from $20 million to $325 million for the nine months ended September 30, 2004 compared to the same period in 2003. The increase was driven by the $300 million impact of the addition of the FleetBoston Latin America business.

Noninterest Income increased $208 million from $8 million to $216 million in the nine months ended September 30, 2004 compared to a year ago. The increase was driven by increases in Service Charges, Investment and Brokerage Services and Trading Account Profits of $48 million, $52 million and $49 million, respectively. Of these increases, $56 million, $52 million and $42 million, respectively, were due to the impact of the addition of FleetBoston.

The Provision for Credit Losses decreased $170 million, or 266 percent, from $64 million in the prior year, due to continued improvement in the credit quality of the portfolio. Driving this decrease was a reduction in net charge-offs of $100 million during the first nine months of 2004.

Noninterest Expense increased $336 million from $13 million to $349 million for the nine months ended September 30, 2004 due to the $331 million impact of the addition of FleetBoston in the Latin America business.

Equity Investments

For the nine months ended September 30, 2004, Total Revenue increased $301 million, or 151 percent, to $101 million. Equity Investments had net income of $3 million for the nine months ended September 30, 2004 compared to a net loss of $183 million for the same period in 2003. The improvements were primarily due to higher cash gains in Principal Investing driven by increasing liquidity in the private equity markets and the $52 million of Noninterest Income from assets acquired from the FleetBoston Principal Investing portfolio. SVA increased by $144 million, or 41 percent, from a negative $351 million to a negative $207 million, due to the improvement in the results from a net loss to net income for the period.

The following table presents the equity investment portfolio in Principal Investing by major industry at September 30, 2004 and December 31, 2003.

Equity Investments in the Principal Investing Portfolio

(Dollars in millions)	September 30, 2004	December 31, 2003	FleetBoston April 1, 2004
Consumer discretionary	$2,081	$1,435	$834
Industrials	1,201	876	527
Information technology	1,087	741	391
Telecommunications services	781	639	271
Health care	587	385	211
Financials	577	332	146
Materials	431	266	188
Real estate	295	229	113
Consumer staples	238	245	88
Individual trusts, nonprofits, government	84	48	162
Energy	41	29	67
Utilities	35	35	6

Total	$7,438	$5,260	$3,004

The following table presents the Equity Investment Gains (Losses) in Principal Investing.

Equity Investment Gains (Losses) in Principal Investing

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Cash gains	$257	$49	$585	$181
Impairments	(59)	(100)	(289)	(284)
Fair value adjustments	(27)	8	(75)	8

Total	$171	$(43)	$221	$(95)

Noninterest Income primarily consists of Equity Investment Gains (Losses). While impairments were relatively unchanged, improvements in the private equity markets and the $142 million effect of the addition of the FleetBoston portfolio resulted in a $404 million increase in cash gains for the nine months ended September 30, 2004 as compared to the same period in 2003.

Other

Total Revenue decreased $903 million during the nine months ended September 30, 2004 to a negative $97 million. The decrease was the result of a $334 million decrease in Net Interest Income, from $628 million to $294 million, primarily caused by a reduction of capital in Other, as more capital has been deployed to the business segments, and by the continued runoff of previously exited businesses. The revenue decrease was also caused by the $569 million decline in Noninterest Income, from $178 million to a negative $391 million, primarily caused by the absence of whole loan sale gains during the period. Net Income increased $41 million, or five percent, from $876 million to $917 million, as compared to a year ago. Gains on Sales of Securities increased $1.1 billion to $1.9 billion as we continue to reposition the ALM portfolio in response to interest rate fluctuations and to manage mortgage prepayment risk. Provision for Credit Losses in Other increased from $207 million to $393 million from the first nine months of 2003 associated with the previously exited consumer businesses, changes to components of the formula and other factors. The Noninterest Expense decreased $57 million to $147 million for the nine months ended September 30, 2004.

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

One ratio used to monitor trends is the “loan to domestic deposit” (LTD) ratio. The LTD ratio reflects the percent of loans that could be funded by domestic deposits. A ratio below 100 percent would indicate that market-based funding would not be needed to fund new loans; conversely, a ratio above 100 percent would indicate that market-based funds would be needed to fund new loans. The ratio was 95 percent at September 30, 2004 compared to 98 percent at December 31, 2003. For further discussion see Deposits and Other Funding Sources below.

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

Deposits and Other Funding Sources

Deposits are a key source of funding. Tables 5 and 6 provide information on the average amounts of deposits and the rates paid by deposit category. Average deposits increased $130.0 billion to $532.0 billion for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to a $87.9 billion increase in average domestic interest-bearing deposits, a $26.5 billion increase in average noninterest-bearing deposits and a $15.6 billion increase in average foreign interest-bearing deposits. These increases included the $64.0 billion, $32.4 and $8.5 billion impact of the addition of FleetBoston domestic interest-bearing deposits, noninterest-bearing deposits and foreign interest-bearing deposits, respectively. We categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits for the nine months ended September 30, 2004 increased $117.0 billion to $476.0 billion, a 33 percent increase from a year ago, which included $95.8 billion in average core deposits from the addition of FleetBoston. The increase was in NOW and money market deposits, noninterest-bearing deposits, consumer CDs and IRAs, and savings. Average market-based deposit funding increased $12.9 billion to $56.0 billion for the nine months ended September 30, 2004 compared to the same period in 2003. The increase was due to a $15.6 billion increase in foreign interest-bearing deposits, which was partially offset by a $2.7 billion decrease in negotiable CDs, public funds and other domestic time deposits. These increases also reflected the $9.2 billion impact to average market-based deposit funding from the addition of FleetBoston market-based deposit funding. Deposits, on average, represented 52 percent and 53 percent of total sources of funds for the nine months ended September 30, 2004 and 2003, respectively.

Additional sources of funds include short-term borrowings, long-term debt and shareholders’ equity. Average short-term borrowings, a relatively low-cost source of funds, were up $80.5 billion to $226.6 billion for the nine months ended September 30, 2004 compared to the same period in 2003 due to increases in securities sold under agreements to repurchase of $54.0 billion, commercial paper of $16.2 billion, notes payable of $8.5 billion and other short-term borrowings of $4.0 billion that were used to fund asset growth or facilitate trading activities partially offset by a decrease of $2.1 billion in federal funds purchased. The increases in average short-term borrowings included the $4.2 billion, $404 million, $5.8 billion, and $942 million impact of the addition of FleetBoston securities sold under agreements to repurchase, commercial paper, notes payable and other short-term borrowings, respectively. Issuances and repayments of long-term debt were $19.1 billion and $11.3 billion, respectively, for the nine months ended September 30, 2004.

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

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At September 30, 2004, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $12.2 billion (related outstandings of $249 million) were not included in credit card line commitments in the table below.

Table 8

Credit Extension Commitments

	September 30, 2004
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments(1)	$88,883	$214,372	$303,255
Standby letters of credit and financial guarantees	20,443	22,099	42,542
Commercial letters of credit	5,357	563	5,920

Legally binding commitments	114,683	237,034	351,717
Credit card lines	176,122	8,833	184,955

Total	$290,805	$245,867	$536,672

(1)	Equity commitments of $2,128 related to obligations to fund existing equity investments were included in loan commitments at September 30, 2004. Included in loan commitments at September 30, 2004, were $885 of equity commitments related to obligations to fund existing equity investments acquired from FleetBoston.

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

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At September 30, 2004 and December 31, 2003, the Corporation had off-balance sheet liquidity commitments and SBLCs to these entities of $30.1 billion and $23.5 billion, respectively. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 8. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $204 million and $57 million for the nine months ended September 30, 2004 and 2003, respectively.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R) which addresses variable interest entities (VIEs). FIN 46R is an update of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46) and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. We early adopted FIN 46 in July 2003 and adopted FIN 46R as of March 31, 2004. As a result of the adoption of FIN 46R, there was no material impact on our results of operations or financial condition. At September 30, 2004, the consolidated assets and liabilities of our multi-seller asset-backed commercial paper conduit were reflected in Available-for-sale (AFS) Securities, Other Assets, and Commercial Paper and Other Short-Term Borrowings in the Global Corporate and Investment Banking business segment. At September 30, 2004, we held $5.4 billion of assets of this entity while our maximum loss exposure associated with this entity including unfunded lending commitments was approximately $6.9 billion.

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

We also receive fees for the services we provide to the entities, and we manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements. We also provide asset management and related services to other special purpose entities. At both September 30, 2004 and December 31, 2003, the Corporation had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to the entities of $5.4 billion. Substantially all of these liquidity commitments, SBLCs and other financial guarantees mature within one year. These amounts are included in Table 8. Net revenues earned from fees associated with these entities were $16 million and $29 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Capital Management

The final component of liquidity risk is capital management, which focuses on the level of Shareholders’ Equity. Shareholders’ Equity was $98.0 billion at September 30, 2004 compared to $48.0 billion at December 31, 2003, an increase of $50.0 billion. This increase was driven by stock issued in the acquisition of FleetBoston of $46.8 billion, Net Income of $10.3 billion and Common Stock Issued Under Employee Plans and Related Tax Benefits of $2.9 billion, offset by common share repurchases of $4.7 billion and dividends paid of $4.6 billion. Table 9 presents the monthly share repurchase activity for the three and nine months ended September 30, 2004 and 2003, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Table 9

Monthly Common Share Repurchases

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price (1)	Remaining Buyback Authority under Announced Programs (2)
			Dollars	Shares
Three months ended March 31, 2004	24,306	$40.06	$12,351	204,178
Three months ended June 30, 2004	49,060	41.08	7,959	155,118

July 1-31, 2004	5,810	42.39	7,713	149,308
August 1-31, 2004	14,720	43.12	7,078	134,588
September 1-30, 2004	19,900	44.23	6,197	114,688

Three months ended September 30, 2004	40,430

Nine months ended September 30, 2004	113,796

(Dollars in millions, except per share information; shares in thousands)	Number of Common Shares Repurchased under Announced Programs (3)	Weighted Average Per Share Price (3)	Remaining Buyback Authority under Announced Programs (4)
			Dollar	Shares
Three months ended March 31, 2003	36,800	$34.60	$13,807	270,370
Three months ended June 30, 2003	60,600	37.62	10,587	209,770

July 1-31, 2003	32,934	40.63	9,248	176,836
August 1-31, 2003	8,497	40.41	8,904	168,339
September 1-30, 2003	8,799	39.06	8,561	159,540

Three months ended September 30, 2003	50,230

Nine months ended September 30, 2003	147,630

(1)	Reduced Shareholders’ Equity by $4.7 billion and increased diluted earnings per common share by $0.03 for the nine months ended September 30, 2004. These repurchases were partially offset by the issuance of approximately 90 million shares of common stock under employee plans, which increased Shareholders’ Equity by $2.9 billion, net of $172 of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.03 for the nine months ended September 30, 2004.
(2)	On January 22, 2003, the Board authorized a stock repurchase program of up to 260 million shares of our common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004. On January 28, 2004, the Board authorized a stock repurchase program of up to 180 million shares of our common stock at an aggregate cost not to exceed $9.0 billion and to be completed within a period of 18 months.
(3)	Reduced Shareholders’ Equity by $5.6 billion and increased diluted earnings per common share by $0.06 for the nine months ended September 30, 2003. These repurchases were partially offset by the issuance of approximately 125 million shares of common stock under employee plans, which increased Shareholders’ Equity by $3.7 billion, net of $138 of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.05 for the nine months ended September 30, 2003.
(4)	On December 11, 2001, the Board authorized a stock repurchase program of up to 260 million shares of our common stock at an aggregate cost of up to $10.0 billion. This repurchase plan was completed during the second quarter of 2003. On January 22, 2003, the Board authorized a stock repurchase program of up to 260 million shares of our common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004.

We will continue to repurchase shares, from time to time, in the open market or in private transactions through our previously approved repurchase plans.

During the second quarter of 2004, the Board approved a 2-for-1 stock split in the form of a common stock dividend and increased the quarterly cash dividends 12.5 percent from $0.40 to $0.45 per post-split share. The common stock dividend was effective August 27, 2004 to common shareholders of record on August 6, 2004 and the cash dividend was effective September 24, 2004 to common shareholders of record on September 3, 2004. All prior period common share and related per common share information has been restated to reflect the 2-for-1 stock split.

As part of the SVA calculation, equity is allocated to business units based on an assessment of risk. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, market and operational. Average common equity allocated to business units was $64.6 billion and $30.9 billion for the nine months ended September 30, 2004 and 2003, respectively. The increase in average allocated common equity is primarily due to the Merger. Average unallocated common equity (not allocated to business units) was $14.7 billion and $18.6 billion for the nine months ended September 30, 2004 and 2003, respectively.

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 10 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America National Association (Bank of America N.A.) and Bank of America N.A. (USA) at September 30, 2004 and December 31, 2003 and for Fleet National Bank at September 30, 2004. As of September 30, 2004, we were classified as “well-capitalized” for regulatory purposes, the highest classification. For additional information on the regulatory capital ratios along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, see Note 15 of the Consolidated Financial Statements of the Corporation’s 2003 Annual Report.

The capital treatment of trust preferred securities (Trust Securities) is currently under review by the FRB due to the issuing trust companies being deconsolidated under FIN 46R. On May 6, 2004 the FRB proposed to allow Trust Securities to continue to qualify as Tier 1 capital with revised quantitative limits that would be effective after a three-year transition period. As a result, we will continue to report Trust Securities in Tier 1 Capital. In addition, the FRB is proposing to revise the qualitative standards for capital instruments included in regulatory capital.

On July 28, 2004, the FRB and other regulatory agencies issued the Final Capital Rule for Consolidated Asset-backed Commercial Paper Program Assets (the Final Rule). The Final Rule allows companies to exclude from risk-weighted assets, the assets of asset-backed commercial paper programs required to be consolidated by FIN 46R when calculating Tier 1 and Total Risk-based Capital ratios. The Final Rule was effective September 30, 2004. In accordance with FIN 46R, as originally issued, the consolidated assets and liabilities of our multi-seller asset-backed commercial paper conduit was approximately $5.4 billion at September 30, 2004. See Note 7 of the Consolidated Financial Statements for additional information on FIN 46R.

Table 10

Regulatory Capital

	September 30, 2004			December 31, 2003
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.08%	$62,981	$31,194	7.85%	$44,050	$22,452
Bank of America, N.A.	8.47	45,759	21,615	8.73	42,030	19,247
Fleet National Bank	9.72	14,467	5,954	—	—	—
Bank of America, N.A. (USA)	9.82	4,122	1,678	8.41	3,079	1,465
Total
Bank of America Corporation	11.71	91,326	62,389	11.87	66,651	44,904
Bank of America, N.A.	10.65	57,576	43,231	11.31	54,408	38,494
Fleet National Bank	12.92	19,235	11,909	—	—	—
Bank of America, N.A. (USA)	13.38	5,614	3,357	12.29	4,502	2,930
Leverage
Bank of America Corporation	5.92	62,981	42,530	5.73	44,050	30,741
Bank of America, N.A.	6.32	45,759	28,954	6.88	42,030	24,425
Fleet National Bank	8.09	14,467	7,157	—	—	—
Bank of America, N.A. (USA)	10.36	4,122	1,592	9.17	3,079	1,344

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Credit Risk Management

Credit risk is the risk of loss arising from a customer or counterparty’s inability to meet its obligations. Credit risk exists in our outstanding loans and leases, derivative assets and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. We define the credit exposure to a client as the maximum loss potential arising from all these product classifications. For derivative positions, we use the current mark-to-market value with each counterparty to represent credit exposure without giving consideration to future mark-to-market changes. Our commercial and consumer credit extension and review procedures take into account credit exposures that are both funded and unfunded. For additional information on derivatives and credit extension commitments, see Notes 4 and 9 of the Consolidated Financial Statements.

Commercial and Consumer Portfolio Credit Risk Management

We manage credit risk based on the risk profile of the borrower, repayment source and the nature of underlying collateral given current events and conditions. At a macro level, we classify our loans as commercial or consumer loans. For a detailed discussion of our credit risk management process associated with these portfolios, see page 44 of the Corporation’s 2003 Annual Report.

Table 11

Outstanding Loans and Leases

	September 30, 2004		December 31, 2003		FleetBoston April 1, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial - domestic	$122,211	23.9%	$91,491	24.6%	$31,796	25.6%
Commercial - foreign	18,976	3.7	10,754	2.9	9,160	7.4
Commercial real estate (1)	30,719	6.0	19,367	5.2	9,982	8.0
Commercial lease financing	19,991	3.9	9,692	2.6	10,720	8.6

Total commercial	191,897	37.5	131,304	35.3	61,658	49.6

Residential mortgage	179,673	35.1	140,513	37.8	34,571	27.9
Home equity lines	46,497	9.1	23,859	6.4	13,799	11.1
Direct/Indirect consumer	38,378	7.5	33,415	9.0	6,113	4.9
Credit card	47,554	9.3	34,814	9.4	6,848	5.5
Other consumer (2)	7,640	1.5	7,558	2.1	1,272	1.0

Total consumer	319,742	62.5	240,159	64.7	62,603	50.4

Total	$511,639	100.0%	$371,463	100.0%	$124,261	100.0%

(1)	Includes domestic and foreign commercial real estate loans of $30,255 and $464 at September 30, 2004, respectively, and $19,043 and $324 at December 31, 2003, respectively.
(2)	Includes consumer finance, foreign consumer and consumer lease financing of $3,564, $3,433 and $643 at September 30, 2004, respectively, and $3,905, $1,969 and $1,684 at December 31, 2003, respectively.

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

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Corporate and Investment Banking. Within Global Corporate and Investment Banking, concentrations continue to be addressed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute” and partly through the purchase of credit protection through credit derivatives. We utilize various risk mitigation tools to economically hedge our risk to certain counterparties. Two widely used tools are credit default swaps and collateralized loan obligations (CLOs) in which a layer of risk is sold to third parties. Earnings volatility increases due to accounting asymmetry as we mark to market the credit default swaps as required by SFAS 133 and CLOs through Trading Account Profits, while the loans are recorded at historical cost less an Allowance for Credit Losses or, if held for sale, the lower of cost or market. The cost of credit portfolio hedges was $54 million and $77 million for the three months ended September 30, 2004 and 2003, respectively, and $77 million and $268 million for the nine months ended September 30, 2004 and 2003, respectively.

In the consumer portfolio, the geographic span and diversity of our franchise along with the range of credit products function to mitigate credit risk concentrations. In addition, credit decisions are statistically-based with tolerances set that decrease the percentage of approvals as the risk profile increases.

Beginning in 2003, we entered into several transactions whereby we purchased credit protection on a portion of our residential mortgage loan portfolio from unaffiliated parties. These transactions are designed to aid us in our overall risk management strategy. In the second quarter of 2004, we entered into a similar transaction for a portion of our indirect automobile loan portfolio. At September 30, 2004 and December 31, 2003, approximately $92.6 billion and $63.4 billion of residential mortgage and indirect automobile loans were credit enhanced. Our regulatory risk-weighted assets were reduced as a result of these transactions because we had effectively transferred a degree of credit risk on these loans to unaffiliated parties. These transactions had the cumulative effect of reducing our risk-weighted assets by $27.2 billion and $18.6 billion at September 30, 2004 and December 31, 2003, respectively, and resulted in 28 bp and 26 bp increases in our Tier 1 Risk-based Capital ratio at September 30, 2004 and December 31, 2003, respectively.

Table 12 shows commercial utilized credit exposure by industry. As shown in the table, commercial utilized credit exposure is diversified across a range of industries.

Table 12

Commercial Utilized Credit Exposure by Industry(1)

(Dollars in millions)	September 30 2004	December 31 2003	FleetBoston April 1, 2004
Real estate (2)	$36,575	$22,228	$12,957
Retailing	22,981	15,152	6,539
Diversified financials	21,923	20,427	3,557
Banks	20,020	25,088	1,040
Education and government	17,237	13,919	1,629
Individuals and trusts	16,749	14,307	2,627
Materials	13,867	8,860	5,079
Consumer durables and apparel	12,921	8,313	3,482
Transportation	12,645	9,355	3,268
Food, beverage and tobacco	12,129	9,134	2,552
Health care equipment and services	12,045	7,064	4,939
Leisure and sports, hotels and restaurants	12,014	10,099	2,940
Capital goods	11,984	8,244	4,355
Commercial services and supplies	10,874	7,206	3,866
Energy	7,975	4,348	2,044
Media	6,125	4,701	2,616
Insurance	6,015	3,638	2,822
Utilities	5,643	5,012	1,948
Religious and social organizations	5,514	4,272	475
Food and staples retailing	3,205	1,837	1,456
Technology hardware and equipment	3,161	1,941	1,463
Telecommunication services	2,828	2,526	883
Software and services	2,378	1,655	770
Automobiles and components	1,723	1,326	746
Pharmaceuticals and biotechnology	921	466	590
Household and personal products	381	302	195
Other (3)	11,360	1,474	3,751

Total	$291,193	$212,894	$78,589

(1)	Includes Loans and Leases, SBLCs and financial guarantees, Derivatives, assets held for sale and commercial letters of credit.
(2)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the Real Estate industry is defined based upon the borrowers’ primary business activity using operating cash flow and source of repayment as key factors.
(3)	At September 30, 2004, Other includes $3.3 billion of margin loans, $2.3 billion of commercial credit cards and $5.8 billion to various industries, including $3.4 billion from the addition of FleetBoston.

Table 13 presents outstanding commercial real estate loans by geographic region and by property type. The amounts outstanding do not include commercial loans secured by owner-occupied real estate; accordingly, the amounts do not include outstanding loans and leases that were made on the general creditworthiness of the borrower for which real estate was obtained as security and for which the ultimate repayment of the credit is not dependent on the sale, lease, rental or refinancing of the real estate. As depicted in the table, we believe the commercial real estate loan portfolio is well diversified in terms of geographic region and property type.

Table 13

Outstanding Commercial Real Estate Loans(1, 2)

(Dollars in millions)	September 30, 2004	December 31, 2003	FleetBoston April 1, 2004
By Geographic Region (3)

Northeast	$6,709	$683	$3,732
California	6,102	4,705	567
Florida	3,410	2,663	215
Southeast	3,305	2,642	387
Southwest	3,143	2,725	389
Northwest	2,006	1,976	68
Midwest	1,978	1,431	347
Midsouth	1,452	1,139	152
Other states	489	448	3,234
Geographically diversified	1,661	631	769
Non-U.S.	464	324	122

Total	$30,719	$19,367	$9,982

By Property Type

Residential	$5,551	$3,631	$314
Office buildings	5,339	3,431	2,649
Apartments	5,171	3,411	1,687
Shopping centers/retail	3,914	2,295	1,474
Industrial/warehouse	2,334	1,790	351
Land and land development	2,024	1,494	155
Hotels/motels	981	548	531
Multiple use	684	560	269
Resorts	289	261	—
Other	4,432	1,946	2,552

Total	$30,719	$19,367	$9,982

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.
(2)	For purposes of this table, Commercial Real Estate product reflects loans dependent on the sale, lease or refinance of real estate as the final source of repayment.
(3)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

Foreign Portfolio

The increase in total foreign exposure at September 30, 2004 compared to December 31, 2003 is due to the addition of exposure associated with FleetBoston.

Foreign exposure to entities in countries defined as emerging markets increased $4.6 billion from December 31, 2003 to $15.6 billion at September 30, 2004. At September 30, 2004, 60 percent of emerging markets exposure was in Latin America compared to 42 percent at December 31, 2003, while 39 percent of the emerging markets exposure was in Asia Pacific at September 30, 2004 compared to 55 percent at December 31, 2003.

The increase in Latin America was attributable to the addition of the $6.7 billion FleetBoston portfolio, partially offset by reductions in loans and trading activity in Brazil and Chile. Our investment in the Mexican entity Grupo Financiero Santander Serfin (GFSS) accounted for $1.8 billion of the Mexican exposure.

The primary components of our exposure in Brazil at September 30, 2004 and December 31, 2003 were $1.3 billion and $331 million, respectively, of cross-border traditional credit exposure (loans, letters of credit, etc.), and $2.0 billion and $193 million, respectively, of local country exposure net of local liabilities. Nonperforming assets in Brazil were $61 million at September 30, 2004 compared to $39 million at December 31, 2003. Nonperforming assets at September 30, 2004 included $48 million of loans, $11 million of securities and $2 million of foreclosed properties. For the nine months ended September 30, 2004 and 2003, net charge-offs for Brazil totaled $4 million and $23 million, respectively.

The primary components of our exposure in Argentina at September 30, 2004 and December 31, 2003, were $339 million and $135 million, respectively, of cross-border traditional credit exposure, and $16 million and $24 million, respectively, of local country exposure net of local liabilities. Our exposure to cross-border securities and other investments at September 30, 2004 and December 31, 2003 was $81 million and $123 million, respectively. At September 30, 2004, Argentina nonperforming assets were $421 million compared to $107 million at December 31, 2003. Nonperforming assets at September 30, 2004 included $294 million of loans, $128 million of securities and $1 million of foreclosed properties. For the nine months ended September 30, 2004, net recoveries for Argentina totaled $11 million compared to net charge-offs of $65 million for the comparable period in 2003.

Table 14 sets forth regional foreign exposure to selected countries defined as emerging markets.

Table 14

Selected Emerging Markets(1)

(Dollars in millions)	Loans and Loan Commitments	Other Financing (2)	Derivative Assets	Securities/ Other Investments (3,4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Foreign Exposure September 30, 2004	Increase/ (Decrease) from December 31, 2003	Fleet- Boston April 1, 2004
Region/Country
Latin America
Argentina	$275	$74	$—	$81	$430	$16	$446	$135	$542
Brazil	982	287	33	142	1,444	2,014	3,458	2,787	3,838
Chile	277	125	2	14	418	712	1,130	999	570
Mexico (7)	786	142	196	1,952	3,076	—	3,076	293	1,186
Other Latin America (8)	363	164	141	237	905	267	1,172	455	579

Total Latin America	2,683	792	372	2,426	6,273	3,009	9,282	4,669	6,715

Asia Pacific
Hong Kong	229	41	89	129	488	569	1,057	187	6
India	601	188	177	286	1,252	519	1,771	206	9
Singapore	203	30	52	83	368	—	368	(199)	21
South Korea	356	578	32	169	1,135	388	1,523	(95)	158
Taiwan	319	105	41	11	476	53	529	(12)	26
Other Asia Pacific (8)	89	104	61	351	605	197	802	(74)	50

Total Asia Pacific	1,797	1,046	452	1,029	4,324	1,726	6,050	13	270

Central and Eastern Europe (8)	12	13	23	173	221	—	221	(49)	—

Total	$4,492	$1,851	$847	$3,628	$10,818	$4,735	$15,553	$4,633	$6,985

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; and all countries in Central and Eastern Europe excluding Greece.
(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.
(3)	Amounts outstanding for Other Latin America and Other Asia Pacific have been reduced by $192 and $14, respectively, at September 30, 2004 and $173 and $13, respectively, at December 31, 2003. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.
(4)	Cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment. For regulatory reporting under Federal Financial Institutions Examination Council (FFIEC) guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.
(5)	Cross-border exposure includes amounts payable to us by borrowers with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
(6)	Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of local country exposure funded by local liabilities at September 30, 2004 was $14,136 compared to $5,336 at December 31, 2003. Local country exposure funded by local liabilities at September 30, 2004 in Latin America and Asia Pacific was $8,285 and $5,851, respectively, of which $3,652 was in Brazil, $1,555 in Argentina, $1,145 in Chile, $3,073 in Hong Kong and $1,128 in Singapore. There were no other countries with local country exposure funded by local liabilities greater than $1.0 billion.
(7)	Includes $1,800 related to GFSS acquired in the first quarter of 2003.
(8)	Other Latin America, Other Asia Pacific, and Central and Eastern Europe include countries each with total foreign exposure of less than $500 million.

We have certain risk mitigation instruments associated with certain exposures for Brazil, including insurance contracts, other trade-related transfer risk mitigation and third party funding. Exposures are covered by political risk insurance, which include contracts purchased from the U.S. and foreign governments, multilateral and private insurers. The ability to file a claim under the insurance policies may vary with the country’s current political and economic environment. Table 15 presents the components of our total foreign exposure for Brazil, net of risk mitigation.

Table 15

Brazil Foreign Exposure Net of Risk Mitigation

(Dollars in millions)	September 30, 2004
Total foreign exposure per Table 14	$3,458
Less: Insurance contracts	422
Other trade-related transfer risk mitigation	962
Third party funding	230

Total foreign exposure net of risk mitigation	$1,844

Asia Pacific emerging markets exposure was largely unchanged. Increases in India and Hong Kong were offset by decreases in Singapore, South Korea and Other Asia Pacific. The increase in India was attributable to higher commercial loans partially offset by a decline in acceptances. The increase in Hong Kong was due to higher foreign exchange exposure to other financial institutions. Higher commercial loans also contributed to the increase in Hong Kong.

Credit Quality Performance

Overall credit quality continued to improve during the nine months ended September 30, 2004. Net charge-offs and nonperforming assets continued to decline. All major commercial asset quality performance indicators showed positive trends and consumer asset quality remained stable as credit card charge-offs grew in line with card portfolio growth and continued seasoning of the portfolio. As presented in Table 16, commercial criticized exposure decreased $625 million, or 5 percent, to $12.0 billion at September 30, 2004. The net decrease was driven by $13.2 billion of paydowns, payoffs, credit quality improvements, loan sales and charge-offs; partially offset by the addition of $7.1 billion of FleetBoston commercial criticized exposure on April 1, 2004 and $5.5 billion of newly criticized exposure.

Table 16

Commercial Criticized Exposure (1)

	September 30, 2004		December 31, 2003		FleetBoston April 1, 2004
(Dollars in millions)	Amount	Percent(2)	Amount	Percent(2)	Amount	Percent(2)
Commercial - domestic	$7,581	4.08%	$8,044	5.73%	$4,830	9.86%
Commercial - foreign	1,727	3.72	2,612	6.97	1,057	10.01
Commercial real estate	1,197	3.08	983	3.89	406	4.08
Commercial lease financing	1,520	7.60	1,011	10.43	768	5.42

Total commercial criticized exposure	$12,025	4.13%	$12,650	5.94%	$7,061	8.44%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include Loans and Leases, SBLCs and financial guarantees, Derivatives, assets held for sale and commercial letters of credit.
(2)	Commercial criticized exposure is taken as a percentage of total commercial utilized exposure which includes Loans and Leases, SBLCs and financial guarantees, Derivatives, assets held for sale and commercial letters of credit.

We review the loan and lease portfolio on an ongoing basis to determine if certain credit exposures should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that principal and interest are not expected to be fully collected in accordance with contractual terms. As presented in Table 17, nonperforming assets at September 30, 2004 decreased $185 million from December 31, 2003 due primarily to the decrease in the nonperforming commercial loans offset by the $1.2 billion effect of FleetBoston nonperforming assets. The commercial nonperforming loans and leases totaled $1.8 billion at September 30, 2004, a decrease of $392 million from December 31, 2003 levels. The decrease in the first nine months of 2004 was in our large corporate portfolio, which was down $455 million, or 45 percent. Decreases in total commercial nonperforming loans and leases were due to charge-offs of $504 million, loan sales of $434 million and increased returns to performing status of $310 million, offset by new nonaccrual loan inflows of $1.0 billion. Reduced levels of paydowns and payoffs, compared to the same periods in 2003, reflect the lower levels of nonperforming loans and leases resulting from the improvement in credit quality experienced in the last few quarters.

Nonperforming commercial - domestic loans decreased $397 million and represented 0.81 percent of commercial – domestic loans at September 30, 2004 compared to 1.52 percent at December 31, 2003. Nonperforming commercial - foreign loans decreased $105 million and represented 2.49 percent of commercial - foreign loans at September 30, 2004 compared to 5.37 percent at December 31, 2003. Also, nonperforming commercial real estate loans decreased $6 million and represented 0.44 percent of commercial real estate loans at September 30, 2004 compared to 0.73 percent at December 31, 2003. These decreases were offset by a $116 million increase in nonperforming commercial lease financing, primarily related to commercial aviation. Nonperforming commercial lease financing represented 1.22 percent of commercial lease financing at September 30, 2004 compared to 1.31 percent at December 31, 2003.

Consumer nonperforming loans increased $65 million to $703 million, and represented 0.22 percent of consumer loans at September 30, 2004 compared to $638 million, representing 0.27 percent of consumer loans at December 31, 2003. The increase in nonperforming consumer loans was driven by the addition of $127 million of nonperforming consumer loans on April 1, 2004 related to FleetBoston, of which $46 million was in Other Consumer, partially offset by loan sales of $81 million. The improvement in the percentage of nonperforming consumer loans to the total consumer portfolio was driven by growth in residential mortgage, home equity lines and credit card. The amount of previously securitized credit card balances that were returned to our Balance Sheet after the revolving period of securitization was $3.3 billion for the nine months ended September 30, 2004.

Nonperforming asset sales for the nine months ended September 30, 2004 were $665 million. These nonperforming asset sales were comprised of $434 million of nonperforming commercial loans, $81 million of nonperforming consumer loans, $50 million of commercial foreclosed properties, $95 million of consumer foreclosed properties and $5 million of nonperforming securities. Nonperforming asset sales for the nine months ended September 30, 2003 were $1.3 billion. These nonperforming asset sales were comprised of $1.1 billion of nonperforming commercial loans, $101 million of nonperforming consumer loans, $48 million of commercial foreclosed properties and $96 million of consumer foreclosed properties.

Table 17

Nonperforming Assets

(Dollars in millions)	September 30, 2004	December 31, 2003	FleetBoston April 1, 2004
Nonperforming loans and leases
Commercial - domestic	$991	$1,388	$317
Commercial - foreign	473	578	496
Commercial real estate	136	142	80
Commercial lease financing	243	127	51

Total commercial	1,843	2,235	944

Residential mortgage	532	531	55
Home equity lines	51	43	13
Direct/Indirect consumer	26	28	10
Other consumer	94	36	49

Total consumer	703	638	127

Total nonperforming loans and leases	2,546	2,873	1,071
Nonperforming securities (1)	157	—	135
Foreclosed properties	133	148	14

Total nonperforming assets(2)	$2,836	$3,021	$1,220

Nonperforming assets as a percentage of:
Total assets	0.26%	0.41%	0.61%
Outstanding loans, leases and foreclosed properties	0.55	0.81	0.96
Nonperforming loans and leases as a percentage of outstanding loans and leases	0.50	0.77	0.84

(1)	Primarily related to international securities held in the AFS portfolio.
(2)	Balances do not include $100 and $202 of nonperforming assets, primarily loans held for sale, included in Other Assets at September 30, 2004 and December 31, 2003, respectively.

Table 18 shows the changes in nonperforming assets in the commercial and consumer portfolios, and securities during the most recent five quarters.

Table 18

Nonperforming Assets Activity

(Dollars in millions)	Third Quarter 2004	Second Quarter 2004	First Quarter 2004	Fourth Quarter 2003	Third Quarter 2003
Balance, beginning of period	$3,179	$2,485	$3,021	$3,657	$4,430

Commercial
Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	—	958	—	—	—
New nonaccrual loans and foreclosed properties	207	610	197	574	419
Advances on loans	23	37	15	30	11

Total commercial additions	230	1,605	212	604	430

Reductions in nonperforming assets:
Paydowns and payoffs	(306)	(500)	(230)	(264)	(241)
Sales	(135)	(288)	(61)	(425)	(504)
Returns to performing status	(21)	(109)	(180)	(109)	(22)
Charge-offs(1)	(91)	(227)	(186)	(290)	(362)
Transfers to assets held for sale	—	(41)	(72)	(108)	—

Total commercial reductions	(553)	(1,165)	(729)	(1,196)	(1,129)

Total commercial net additions to (reductions in) nonperforming assets	(323)	440	(517)	(592)	(699)

Consumer
Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	—	127	—	—	—
New nonaccrual loans and foreclosed properties	355	367	357	367	393
Transfers from assets held for sale (2)	—	—	1	3	2

Total consumer additions	355	494	358	370	395

Reductions in nonperforming assets:
Paydowns and payoffs	(96)	(118)	(49)	(118)	(75)
Sales	(58)	(60)	(58)	(73)	(129)
Returns to performing status	(194)	(185)	(231)	(195)	(235)
Charge-offs(1)	(28)	(33)	(39)	(28)	(30)

Total consumer reductions	(376)	(396)	(377)	(414)	(469)

Total consumer net additions to (reductions in) nonperforming assets	(21)	98	(19)	(44)	(74)

Nonperforming securities (3)
Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	—	135	—	—	—
Other	32	23	—	—	—
Reductions in nonperforming assets:
Paydowns and payoffs	(26)	(2)	—	—	—
Sales	(5)	—	—	—	—

Total securities net additions to nonperforming assets	1	156	—	—	—

Total net additions to (reductions in) nonperforming assets	(343)	694	(536)	(636)	(773)

Balance, end of period	$2,836	$3,179	$2,485	$3,021	$3,657

(1)	Certain loan products, including commercial credit card, consumer credit card and consumer non-real estate loans, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(2)	Includes assets held for sale that were foreclosed and transferred to foreclosed properties.
(3)	Primarily related to international securities held in AFS portfolio.

Commercial - domestic loans past due 90 days or more and still accruing interest were $91 million at September 30, 2004, of which, $28 million was related to the addition of the FleetBoston portfolio on April 1, 2004, and $108 million at December 31, 2003. On-balance sheet consumer loans past due 90 days or more and still accruing interest were $938 million at September 30, 2004, of which $116 million was related to the addition of the FleetBoston portfolio on April 1, 2004, which included on-balance sheet credit card loans of $865 million, of which $98 million was related to the FleetBoston portfolio. At December 31, 2003, the comparable amount was $698 million, which included $616 million on-balance sheet credit card loans.

Commercial - domestic loan net charge-offs, as presented in Table 19, decreased $138 million to $25 million in the three months ended September 30, 2004 and decreased $389 million to $150 million in the nine months ended September 30, 2004 compared to the same periods in 2003. The reduction in net charge-offs was due to the overall improvement in the quality of the portfolio.

Commercial - foreign loan net charge-offs decreased $62 million to a net recovery of $4 million in the three months ended September 30, 2004 and decreased $63 million to $168 million in the nine months ended September 30, 2004 compared to the same periods in 2003. The decrease was attributable to improvement in economic trends particularly in Brazil and Argentina as well as improvements in the restructured problem accounts.

At September 30, 2004 and December 31, 2003, our credit exposure related to Parmalat Finanziaria S.p.A. and its related entities (Parmalat) was zero and $274 million, respectively; the latter number included $30 million of derivatives. Nonperforming loans related to Parmalat were zero and $226 million at September 30, 2004 and December 31, 2003, respectively. At June 30, 2004, we had nonperforming loans of $33 million and derivatives of $1 million related to Parmalat. During the quarter ended September 30, 2004, we received repayments from Parmalat of $39 million, which extinguished the nonperforming loans and remaining derivative exposure. Net charge-offs related to Parmalat for the nine months ended September 30, 2004 were $182 million.

Table 19 presents the net charge-offs and net charge-off ratios.

Table 19

Net Charge-offs and Net Charge-off Ratios(1)

	Three Months Ended September 30				Nine Months Ended September 30
	2004		2003		2004		2003
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial - domestic	$25	0.08%	$163	0.71%	$150	0.18%	$539	0.76%
Commercial - foreign	(4)	(0.09)	58	1.84	168	1.43	231	2.29
Commercial real estate	1	0.02	13	0.26	(5)	(0.02)	32	0.21
Commercial lease financing	(3)	(0.07)	40	1.62	(1)	(0.02)	124	1.64

Total commercial	19	0.04	274	0.82	312	0.24	926	0.90

Residential mortgage	7	0.02	14	0.04	30	0.02	27	0.03
Home equity lines	2	0.02	1	0.02	11	0.04	14	0.08
Direct/Indirect consumer	56	0.57	39	0.47	153	0.54	133	0.55
Credit card	586	5.09	390	5.32	1,614	5.20	1,091	5.47
Other consumer	49	2.53	58	2.70	148	2.55	190	2.75

Total consumer	700	0.89	502	0.89	1,956	0.91	1,455	0.91

Total net charge-offs	$719	0.57%	$776	0.86%	$2,268	0.66%	$2,381	0.91%

(1)	Percentage amounts are calculated as annualized net charge-offs divided by average outstanding loans and leases during the period for each loan category.

On-balance sheet credit card net charge-offs increased $523 million to $1.6 billion in the nine months ended September 30, 2004 compared to the same period in 2003. The addition of $191 million in charge-offs from the portfolio acquired from FleetBoston also contributed to the increase. In addition to the $6.8 billion of credit card loans acquired from FleetBoston on April 1, 2004, the seasoning of accounts in the portfolio was the other driver of increased charge-offs.

At September 30, 2004, included in our held-for-sale portfolio were $1.1 billion of credit card loans acquired in connection with the FleetBoston acquisition. We expect these credit card loans to be sold in the fourth quarter of this year.

Included in Other Assets are loans held for sale and leveraged lease partnership interests of $8.2 billion and $194 million, respectively, at September 30, 2004 and $8.4 billion and $332 million, respectively, at December 31, 2003. Included in these balances are nonperforming loans held for sale and leveraged lease partnership interests of $77 million and $23 million, respectively, at September 30, 2004 and $199 million and $3 million, respectively, at December 31, 2003.

Allowance for Credit Losses

Allowance for Loan and Lease Losses

The Allowance for Loan and Lease Losses is allocated based on three components.

The first component of the Allowance for Loan and Lease Losses covers those commercial loans that are either nonperforming or impaired. An allowance is allocated when the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of that loan. For purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product type and risk rating of the loans.

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loans and leases is established by product type after analyzing historical loss experience, by internal risk rating, current economic conditions and performance trends within each portfolio segment. The allowance for consumer loans is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores.

The third component of the Allowance for Loan and Lease Losses is maintained to cover uncertainties that affect our estimate of probable losses. These uncertainties include the imprecision inherent in the forecasting methodologies, as well as domestic and global economic uncertainty, large single name defaults or event risk. We assess these components, and consider other current events and conditions, to determine the overall level of the third component. The relationship of the third component to the total Allowance for Loan and Lease Losses may fluctuate from period to period.

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

The allowance for total commercial loan and lease losses as presented in Table 21 was $3.6 billion, a $1.1 billion increase from December 31, 2003. This increase was due to the addition on April 1, 2004 of $1.7 billion of FleetBoston allowance for commercial loans and leases to the portfolio partially offset by reduced levels of Allowance for Loan and Lease Losses resulting from improvement in the commercial loan portfolio. Commercial credit quality continues to improve as reflected in the continued declines in both commercial criticized exposure and commercial nonperforming loans and leases. Commercial criticized exposure at September 30, 2004 of $12.0 billion was down $625 million from December 31, 2003 as shown in Table 16, despite the addition of $7.1 billion of FleetBoston criticized commercial exposure as of April 1, 2004. Commercial nonperforming loans and leases totaled $1.8 billion at September 30, 2004, a decrease of $392 million from December 31, 2003. The decrease was driven by net declines of $1.3 billion in the nine months ended September 30, 2004 partially offset by the addition of $944 million on April 1, 2004 of FleetBoston commercial nonperforming loans and leases. Specific reserves on commercial impaired loans decreased $143 million, or 37 percent, in the nine months ended September 30, 2004, reflecting the decrease in our investment in specific loans considered impaired of $523 million to $1.6 billion at September 30, 2004. The net decrease of $523 million included the addition of FleetBoston impaired loans on April 1, 2004 of $914 million offset by net decreases of $1.4 billion in the nine months ended September 30, 2004. The decreased levels of criticized, nonperforming and impaired loans, and the respective reserves were driven by overall improvement in the commercial credit quality, including paydowns and payoffs, loan sales, net charge-offs and returns to performing status.

The Allowance for Loan and Lease Losses in the consumer portfolio increased $832 million to $3.4 billion from December 31, 2003 due to the addition of $592 million on April 1, 2004 of FleetBoston allowance for consumer loans, continued growth in consumer loans, primarily credit card, and increased loss rates on the liquidating consumer businesses. The Allowance for Loan and Lease Losses on the credit card portfolio increased $698 million driven by the addition of the FleetBoston on-balance sheet card portfolio in the second quarter, the return of previously securitized credit card balances to the Balance Sheet in the current quarter, and the growth and seasoning in the credit card portfolio.

General reserves on loans and leases increased $583 million in the nine months since December 31, 2003; $508 million of the increase is attributable to the addition of FleetBoston general reserves on April 1, 2004 and $75 million of the increase is due to reserves established in the second quarter for continued uncertainty surrounding the extent, depth and pace of the domestic economic recovery and increased uncertainty in the global arena.

Reserve for Unfunded Lending Commitments

In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The Reserve for Unfunded Lending Commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheet.

We monitor differences between estimated and actual incurred credit losses. This monitoring process includes periodic assessments by senior management of credit portfolios and the models used to estimate incurred losses in those portfolios.

The Reserve for Unfunded Lending Commitments increased $30 million from December 31, 2003, due to the addition of $85 million of reserves on April 1, 2004 associated with FleetBoston unfunded lending commitments partially offset by improvements in overall commercial credit quality.

Table 20 presents a roll-forward of the Allowance for Credit Losses.

Table 20

Allowance for Credit Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2004	2003	2004	2003
Allowance for loan and lease losses, beginning of period	$8,767	$6,366	$6,163	$6,358

FleetBoston balance, April 1, 2004	—	—	2,763	—
Loans and leases charged off
Commercial – domestic	(107)	(240)	(366)	(698)
Commercial – foreign	(31)	(74)	(237)	(266)
Commercial real estate	(3)	(14)	(9)	(36)
Commercial lease financing	(6)	(42)	(19)	(130)

Total commercial	(147)	(370)	(631)	(1,130)

Residential mortgage	(15)	(21)	(49)	(41)
Home equity lines	(9)	(10)	(29)	(30)
Direct/Indirect consumer	(88)	(72)	(253)	(243)
Credit card	(648)	(426)	(1,782)	(1,191)
Other consumer	(75)	(76)	(224)	(257)

Total consumer	(835)	(605)	(2,337)	(1,762)

Total loans and leases charged off	(982)	(975)	(2,968)	(2,892)

Recoveries of loans and leases previously charged off
Commercial - domestic	82	77	216	159
Commercial - foreign	35	16	69	35
Commercial real estate	2	1	14	4
Commercial lease financing	9	2	20	6

Total commercial	128	96	319	204

Residential mortgage	8	7	19	14
Home equity lines	7	8	18	16
Direct/Indirect consumer	32	33	100	110
Credit card	62	36	168	100
Other consumer	26	19	76	67

Total consumer	135	103	381	307

Total recoveries of loans and leases previously charged off	263	199	700	511

Net charge-offs	(719)	(776)	(2,268)	(2,381)

Provision for loan and lease losses	690	668	2,118	2,291
Transfers (1)	(15)	—	(53)	(10)

Allowance for loan and lease losses, September 30	$8,723	$6,258	$8,723	$6,258

Reserve for unfunded lending commitments, beginning of period	$486	$475	$416	$493
FleetBoston balance, April 1, 2004	—	—	85	—
Provision for unfunded lending commitments	(40)	(17)	(55)	(35)

Reserve for unfunded lending commitments, September 30	$446	$458	$446	$458

Total	$9,169	$6,716	$9,169	$6,716

Loans and leases outstanding at September 30	$511,639	$373,098	$511,639	$373,098
Allowance for loan and lease losses as a percentage of loans and leases outstanding at September 30	1.70%	1.68%	1.70%	1.68%
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at September 30	1.87	2.17	1.87	2.17
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at September 30	1.05	0.94	1.05	0.94
Average loans and leases outstanding during the period	$503,078	$357,288	$458,268	$351,119
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period	0.57%	0.86%	0.66%	0.91%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at September 30	343	183	343	183
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	3.05	2.03	2.88	1.97

(1)	Includes transfers to loans held for sale.

For reporting purposes, we allocate the Allowance for Loan and Lease Losses across products. However, the allowance is available to absorb all credit losses without restriction. Table 21 presents our allocation by product type.

Table 21

Allocation of the Allowance for Credit Losses by Product Type

	September 30, 2004		December 31, 2003		FleetBoston April 1, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Commercial - domestic	$1,517	17.4%	$1,257	20.4%	$704	25.5%
Commercial - foreign	1,007	11.5	575	9.3	611	22.1
Commercial real estate	690	7.9	413	6.7	264	9.6
Commercial lease financing	383	4.4	207	3.4	84	3.0

Total commercial(1)	3,597	41.2	2,452	39.8	1,663	60.2

Residential mortgage	202	2.3	149	2.4	40	1.4
Home equity lines	87	1.0	61	1.0	17	0.6
Direct/Indirect consumer	391	4.5	340	5.5	43	1.6
Credit card	2,300	26.4	1,602	26.0	466	16.9
Other consumer	388	4.4	384	6.2	26	0.9

Total consumer	3,368	38.6	2,536	41.1	592	21.4

General	1,758	20.2	1,175	19.1	508	18.4

Allowance for loan and lease losses	8,723	100.0%	6,163	100.0%	2,763	100.0%

Reserve for unfunded lending commitments	446		416		85

Total	$9,169		$6,579		$2,848

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $248 and $391 at September 30, 2004 and December 31, 2003, respectively.

Problem Loan Management

Banc of America Strategic Solutions, Inc. (SSI), a majority-owned consolidated subsidiary of Bank of America, N.A., a wholly-owned subsidiary of the Corporation, was established in 2001 to better align the management of domestic commercial loan credit workout operations by providing more effective and efficient management processes afforded by a closely aligned end-to-end function. In the nine months ended September 30, 2004 and 2003, Bank of America, N.A. sold commercial loans with a gross book balance of approximately $724 million and $3.0 billion, respectively, to SSI. For tax purposes, under the Internal Revenue Code, the sales were treated as a taxable exchange. The tax and accounting treatment of these sales had no financial statement impact on us because the sales were transfers among entities under common control, and there was no change in the individual loan resolution strategies. For additional discussion on Problem Loan Management, see page 50 of the Corporation’s 2003 Annual Report.

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

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the success of trading-related revenue for the twelve months ended September 30, 2004. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended September 30, 2004, positive trading-related revenue was recorded for 87 percent of trading days. Furthermore, only six percent of the total trading days had losses greater than $10 million, and the largest loss was $27 million. This can be compared to the twelve months ended September 30, 2003, where positive trading-related revenue was recorded for 88 percent of trading days and only four percent of total trading days had losses greater than $10 million, with the largest loss being $41 million.

Histogram of Daily Trading-related Revenue

Twelve Months Ended September 30, 2004

The above histogram does not include two losses greater than $50 million associated with MSRs as the losses were related to model changes rather than market changes in the portfolio. For additional information on these losses and the related model changes, see Trading-related Revenue beginning on page 42.

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

A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times a year. Actual losses did not exceed VAR in the twelve months ended September 30, 2004 and exceeded VAR twice during the twelve months ended September 30, 2003.

In addition to reviewing our underlying model assumptions with senior management, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 22 presents average, high and low daily VAR for the twelve months ended September 30, 2004 and 2003.

Table 22

Trading Activities Market Risk

	Twelve Months Ended September 30
	2004			2003
(Dollars in millions)	Average VAR	High VAR (1)	Low VAR (1)	Average VAR	High VAR (1)	Low VAR (1)

Foreign exchange	$3.4	$6.2	$1.4	$4.0	$7.8	$1.5
Interest rate	26.6	51.5	12.9	28.6	65.2	15.1
Credit (2)	28.5	52.5	17.6	19.3	24.8	14.9
Real estate/mortgage(3)	11.3	26.0	4.6	14.2	41.4	2.5
Equities	22.5	51.5	7.9	18.1	53.8	5.0
Commodities	6.0	10.2	3.8	10.3	19.3	5.5
Portfolio diversification	(54.8)	—	—	(61.2)	—	—

Total trading portfolio	$43.5	$78.5	$22.4	$33.3	$91.0	$11.2

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	Credit includes credit fixed income and credit default swaps used for credit risk management.
(3)	Real estate/mortgage, which is included in the fixed income category in Table 7 includes capital market real estate and the Certificates. Effective June 1, 2004, Real estate/mortgage no longer includes the Certificates. For additional information on the Certificates see Note 1 of the Consolidated Financial Statements.

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

Approximately $4.0 million of the increase in average VAR for the twelve months ended September 30, 2004 was attributable to the addition of FleetBoston in the second quarter of 2004. The remaining increase in average VAR for the twelve months ended September 30, 2004 was primarily due to increases in the average risk taken in credit and equities. The increase in equities was mainly due to the increased economic risk from customer-facilitated transactions that were held in inventory during portions of 2003 and 2004. The increase in credit was mainly due to an increase in risk in portfolio management hedges used for credit risk management.

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

At September 30, 2004, we remained well positioned for future rising interest rates and curve flattening to the extent implied by the forward market curve. Table 23 provides our estimated Net Interest Income at risk over the subsequent year from September 30, 2004, December 31, 2003 and September 30, 2003, resulting from a 100 bp gradual (over 12 months) parallel increase or decrease in interest rates from the forward market curve calculated as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Table 23

Estimated Net Interest Income at Risk

	-100 bp	+100bp
September 30, 2004	0.9%	(1.6)%
December 31, 2003	1.2	(1.1)
September 30, 2003	(0.6)	(0.2)

As part of the ALM process, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is integral to our ALM process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of our cash and derivative positions. During the nine months ended September 30, 2004 and 2003, we purchased securities of $193.3 billion and $178.0 billion, respectively, sold $72.4 billion and $155.9 billion, respectively and received paydowns of $23.0 billion and $25.3 billion, respectively. Not included in the purchases above were $65.9 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at September 30, 2004 settling from October 2004 to January 2005 with an average yield of 5.50 percent, and $49.3 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at September 30, 2003 that settled from November 2003 to February 2004 with an average yield of 5.96 percent. There were also $36.1 billion of forward sale contracts of mortgage-backed securities at September 30, 2004 settling from October 2004 to November 2004 with an average yield of 5.51 percent. These forward purchase and sale contracts were accounted for as derivatives and designated as cash flow hedges with their net-of-tax unrealized gains and losses included in Accumulated OCI. For additional information on derivatives designated as cash flow hedges see Note 4 of the Consolidated Financial Statements. The forward purchase and sale contracts at September 30, 2004 were also included in Table 24. During the year, we continuously monitored the interest rate risk position of the portfolio and repositioned the securities portfolio in order to manage prepayment risk and to take advantage of interest rate fluctuations. Through sales in the securities portfolio, we realized $2.0 billion and $802 million in Gains on Sales of Securities during the nine months ended September 30, 2004 and 2003, respectively.

Residential Mortgage Portfolio

During the nine months ended September 30, 2004 and 2003, we purchased $57.7 billion and $89.1 billion, respectively, of residential mortgages for our ALM portfolio and interest rate risk management. Not included in the purchases above were $3.4 billion of forward purchase commitments of mortgage loans at September 30, 2004 settling in November 2004. These commitments, included in Table 24, were accounted for as derivatives at September 30, 2004 under the provisions of SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) and their net-of-tax unrealized gains and losses were included in

Accumulated OCI. The pre-tax unrealized gain on these forward purchase commitments at September 30, 2004 was $11 million. During the nine months ended September 30, 2004 there were no sales of whole mortgage loans. During the nine months ended September 30, 2003, we sold $24.2 billion of whole mortgage loans and recognized $723 million in gains on the sales included in Other Noninterest Income. Additionally, during the nine months ended September 30, 2004 and 2003, we received paydowns of $31.7 billion and $54.2 billion, respectively.

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

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 24 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity and estimated duration of our ALM derivatives at September 30, 2004 and December 31, 2003.

Table 24

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

September 30, 2004

(Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		Total	2004	2005	2006	2007	2008	Thereafter
Cash flow hedges
Receive fixed interest rate swaps (1)	$(650)								3.96
Notional amount		$115,999	$—	$2,500	$8,280	$21,098	$44,223	$39,898
Weighted average fixed rate		3.61%	—%	2.09%	3.61%	2.94%	3.47%	4.21%
Pay fixed interest rate swaps (1)	(2,795)								4.29
Notional amount		$169,311	$10	$5,053	$1,060	$81,411	$16,138	$65,639
Weighted average fixed rate		4.22%	5.10%	2.79%	5.03%	3.67%	3.91%	5.08%
Basis swaps	(4)
Notional amount		$6,700	$—	$500	$4,400	$—	$—	$1,800
Option products (2)	1,312
Notional amount (3)		229,247	51,267	95,000	50,000	5,500	14,800	12,680
Futures and forward rate contracts (4)	945
Notional amount (3)		13,176	43,176	(21,000)	(9,000)	—	—	—

Total net cash flow positions	$(1,192)

Fair value hedges
Receive fixed interest rate swaps (1)	$812								5.27
Notional amount		$44,152	$—	$2,580	$4,363	$2,500	$2,638	$32,071
Weighted average fixed rate		5.01%	—%	4.78%	5.23%	4.53%	3.46%	5.16%
Pay fixed interest rate swaps (1)	(2)								5.39
Notional amount		$16	$—	$—	$—	$—	$—	$16
Weighted average fixed rate		5.96%	—%	—%	—%	—%	—%	5.96%
Foreign exchange contracts	1,296
Notional amount		$12,787	$155	$177	$1,996	$1,290	$(260)	$9,429

Total net fair value positions	$2,106

Closed interest rate contracts (5,6)	260

Total ALM contracts	$1,174

Table 24

Asset and Liability Management Interest Rate and Foreign Exchange Contracts (continued)

December 31, 2003

(Dollars in millions, average estimated duration in years)	Fair Value	Expected Maturity							Average Estimated Duration
		Total	2004	2005	2006	2007	2008	Thereafter
Cash flow hedges
Receive fixed interest rate swaps (1)	$(2,184)								5.22
Notional amount		$122,547	$—	$2,000	$—	$33,848	$33,561	$53,138
Weighted average fixed rate		3.46%	—%	2.10%	—%	3.08%	2.97%	4.06%
Pay fixed interest rate swaps (1)	(2,101)								5.51
Notional amount		$134,654	$—	$3,641	$14,501	$39,142	$13,501	$63,869
Weighted average fixed rate		4.00%	—%	2.09%	2.92%	3.33%	3.77%	4.81%
Basis swaps	38
Notional amount		$16,356	$9,000	$500	$4,400	$45	$590	$1,821
Option products (2)	1,582
Notional amount (3)		84,965	1,267	50,000	3,000	—	30,000	698
Futures and forward rate contracts (4)	1,911
Notional amount (3)		106,760	86,760	20,000	—	—	—	—

Total net cash flow positions	$(754)

Fair value hedges
Receive fixed interest rate swaps (1)	$980								6.12
Notional amount		$34,225	$—	$2,580	$4,363	$2,500	$2,638	$22,144
Weighted average fixed rate		4.96%	—%	4.78%	5.22%	4.53%	3.46%	5.16%
Pay fixed interest rate swaps (1)	(2)								3.70
Notional amount		$924	$81	$47	$80	$112	$149	$455
Weighted average fixed rate		6.00%	6.04%	4.84%	4.54%	7.61%	4.77%	6.38%
Foreign exchange contracts	1,129
Notional amount		$7,364	$100	$488	$468	$(379)	$1,560	$5,127
Futures and forward rate contracts (4)	(3)
Notional amount (3)		(604)	(604)	—	—	—	—	—

Total net fair value positions	$2,104

Closed interest rate contracts (5,6)	839

Total ALM contracts	$2,189

(1)	At September 30, 2004, $44.3 billion of the receive fixed interest rate swap notional and $113.0 billion of the pay fixed interest swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2003, $14.2 billion of the receive fixed interest rate swap notional and $114.5 billion of the pay fixed interest rate swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Option products include caps, floors and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.
(3)	Reflects the net of long and short positions.
(4)	Futures and forward rate contracts include Eurodollar futures, U.S. Treasury futures, and forward purchase and sale contracts. Included are $69.2 billion of forward purchase contracts, and $36.1 billion of forward sale contracts of mortgage-backed securities and mortgage loans, at September 30, 2004, as discussed on pages 78 and 79. At December 31, 2003 the forward purchase and sale contracts of mortgage- backed securities and mortgage loans amounted to $69.8 billion and $8.0 billion, respectively.
(5)	Represents the unamortized net realized deferred gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity.
(6)	The $260 million and $839 million deferred gains as of September 30, 2004 and December 31, 2003, respectively, on closed interest rate contracts primarily consisted of gains on closed ALM swaps and forward contracts. Of the $260 million unamortized net realized deferred gains, a $254 million loss was included in Accumulated OCI, a $538 million gain was included as a basis adjustment of long-term debt, and a $24 million loss was primarily included as a basis adjustment of mortgage loans and available-for-sale securities at September 30, 2004. As of December 31, 2003, a $238 million gain was included in Accumulated OCI, a $631 million gain was primarily included as a basis adjustment of long-term debt, and a $30 million loss was included as a basis adjustment of mortgage loans.

Consistent with our strategy of managing interest rate sensitivity to mitigate changes in value of other financial instruments, the notional amount of our interest rate swap position changed to a net pay fixed position of $9.2 billion at September 30, 2004 compared to a net received fixed position of $21.2 billion at December 31, 2003. The net option position increased $144.3 billion to $229.2 billion at September 30, 2004 compared to December 31, 2003 to offset interest rate risk in other portfolios. The changes in our swap and option positions were part of our interest sensitivity management resulting in a repositioning of our hedges of variable rate assets and liabilities.

Mortgage Banking Risk Management

We manage changes in the value of MSRs by entering into derivative financial instruments and by purchasing and selling Securities. We designate certain derivatives such as purchased options and interest rate swaps as fair value hedges of specified MSRs under SFAS 133. At September 30, 2004, the amount of MSRs identified as being hedged by derivatives in accordance with SFAS 133 was approximately $1.2 billion. From time to time we hold additional derivatives and certain Securities as economic hedges of MSRs, which are not designated as SFAS 133 accounting hedges. At September 30, 2004, the amount of MSRs covered by such economic hedges was $1.1 billion. See Notes 1 and 6 of the Consolidated Financial Statements for additional information.

The notional amount of the derivative contracts designated as SFAS 133 hedges of MSRs at September 30, 2004 was $13.8 billion. The related pre-tax unrealized loss was $11 million. The changes in the fair values of the derivative contracts are substantially offset by changes in the fair values of the MSRs that are hedged by these derivative contracts. There were no notional amounts of derivative contracts used as economic hedges of MSRs not designated as SFAS 133 accounting hedges at September 30, 2004. The carrying value of AFS Securities held as economic hedges of MSRs was $4.8 billion at September 30, 2004. The related net-of-tax unrealized gain on these AFS Securities, which is recorded in Accumulated OCI, was $6 million at September 30, 2004. See Note 1 of the Consolidated Financial Statements for additional discussion of these financial instruments in the Mortgage Servicing Rights section.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management beginning on page 75 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Part II. Other Information

Item 1. Legal Proceedings	See Note 9 of the Consolidated Financial Statements for litigation disclosure that supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Current Reports on Form 8-K filed since December 31, 2003 and the quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

At September 30, 2004, all put options had matured and there were no remaining put options outstanding.

See Table 9 for information on the monthly share repurchase activity for the three and nine months ended September 30, 2004 and 2003, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 6. Exhibits	Exhibit 11	–	Earnings Per Share Computation - included in Note 10 of the Consolidated Financial Statements
	Exhibit 12	–	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends
	Exhibit 31(a)	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31(b)	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32(a)	–	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32(b)	–	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: November 9, 2004	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer
(Duly Authorized Officer)

Bank of America Corporation

Form 10-Q

Index to Exhibits

Exhibit	Description
11	Earnings Per Share Computation - included in Note 10 of the Consolidated Financial Statements

12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002