Form 10-Q
period 2005-03-31
BANK OF AMERICA CORP /DE/
filed 2005-05-06
CIK 70858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

On April 30, 2005, there were 4,021,570,390 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

March 31, 2005 Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(Dollars in millions, except per share information)	2005	2004
Interest income
Interest and fees on loans and leases	$8,107	$5,549
Interest and dividends on securities	2,534	1,212
Federal funds sold and securities purchased under agreements to resell	893	434
Trading account assets	1,182	1,012
Other interest income	437	345

Total interest income	13,153	8,552

Interest expense
Deposits	2,043	1,206
Short-term borrowings	1,969	720
Trading account liabilities	427	334
Long-term debt	841	491

Total interest expense	5,280	2,751

Net interest income	7,873	5,801

Noninterest income
Service charges	1,777	1,416
Investment and brokerage services	1,013	635
Mortgage banking income	221	209
Investment banking income	366	404
Equity investment gains	399	133
Card income	1,289	795
Trading account profits	760	3
Other income	324	135

Total noninterest income	6,149	3,730

Total revenue	14,022	9,531

Provision for credit losses	580	624

Gains on sales of debt securities	659	495

Noninterest expense
Personnel	3,701	2,752
Occupancy	636	488
Equipment	297	261
Marketing	337	281
Professional fees	177	160
Amortization of intangibles	208	54
Data processing	364	284
Telecommunications	206	151
Other general operating	1,019	999
Merger and restructuring charges	112	—

Total noninterest expense	7,057	5,430

Income before income taxes	7,044	3,972
Income tax expense	2,349	1,291

Net income	$4,695	$2,681

Net income available to common shareholders	$4,690	$2,680

Per common share information
Earnings	$1.16	$0.93

Diluted earnings	$1.14	$0.91

Dividends paid	$0.45	$0.40

Average common shares issued and outstanding (in thousands)	4,032,550	2,880,306

Average diluted common shares issued and outstanding (in thousands)	4,099,062	2,933,402

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	March 31 2005	December 31 2004
Assets
Cash and cash equivalents	$28,698	$28,936
Time deposits placed and other short-term investments	11,223	12,361
Federal funds sold and securities purchased under agreements to resell (includes $139,305 and $91,243 pledged as collateral)	139,396	91,360
Trading account assets (includes $53,360 and $38,929 pledged as collateral)	124,960	93,587
Derivative assets	26,182	30,235
Securities:
Available-for-sale (includes $59,352 and $45,127 pledged as collateral)	218,675	194,743
Held-to-maturity, at cost (market value - $274 and $329)	275	330

Total securities	218,950	195,073

Loans and leases	529,466	521,837
Allowance for loan and lease losses	(8,313)	(8,626)

Loans and leases, net of allowance	521,153	513,211

Premises and equipment, net	7,531	7,517
Mortgage servicing rights	2,668	2,482
Goodwill	45,378	45,262
Core deposit intangibles and other intangibles	3,679	3,887
Other assets	82,421	86,546

Total assets	$1,212,239	$1,110,457

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$166,499	$163,833
Interest-bearing	403,534	396,645
Deposits in foreign offices:
Noninterest-bearing	5,319	6,066
Interest-bearing	54,635	52,026

Total deposits	629,987	618,570

Federal funds purchased and securities sold under agreements to repurchase	187,652	119,741
Trading account liabilities	53,434	36,654
Derivative liabilities	15,363	17,928
Commercial paper and other short-term borrowings	93,440	78,598
Accrued expenses and other liabilities (includes $394 and $402 of reserve for unfunded lending commitments)	35,081	41,243
Long-term debt	98,763	98,078

Total liabilities	1,113,720	1,010,812

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 and 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 and 5,000,000,000 shares; issued and outstanding - 4,035,318,509 and 4,046,546,212 shares	43,589	44,236
Retained earnings	60,843	58,006
Accumulated other comprehensive income (loss)	(5,559)	(2,587)
Other	(625)	(281)

Total shareholders’ equity	98,519	99,645

Total liabilities and shareholders’ equity	$1,212,239	$1,110,457

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock				Accumulated Other Comprehensive Income (Loss) (1)		Total Share- holders’ Equity
		Common Stock and Additional Paid-in Capital				Other		Comprehensive Income
				Retained Earnings
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2003	$54	2,882,288	$29	$50,198	$(2,148)	$(153)	$47,980
Net income				2,681			2,681	$2,681
Net unrealized gains on available-for-sale debt and marketable equity securities					661		661	661
Net unrealized gains on foreign currency translation adjustments					3		3	3
Net unrealized losses on derivatives					(1,259)		(1,259)	(1,259)
Cash dividends paid:
Common				(1,158)			(1,158)
Preferred				(1)			(1)
Common stock issued under employee plans and related tax benefits		32,892	1,060			(218)	842
Common stock repurchased		(24,306)	(1,061)	88			(973)
Conversion of preferred stock	(1)	100	1				—

Balance, March 31, 2004	$53	2,890,974	$29	$51,808	$(2,743)	$(371)	$48,776	$2,086

Balance, December 31, 2004	$271	4,046,546	$44,236	$58,006	$(2,587)	$(281)	$99,645
Net income				4,695			4,695	$4,695
Net unrealized losses on available-for-sale debt and marketable equity securities					(1,541)		(1,541)	(1,541)
Net unrealized losses on foreign currency translation adjustments					(5)		(5)	(5)
Net unrealized losses on derivatives					(1,426)		(1,426)	(1,426)
Cash dividends paid:
Common				(1,830)			(1,830)
Preferred				(5)			(5)
Common stock issued under employee plans and related tax benefits		31,987	1,343			(344)	999
Common stock repurchased		(43,214)	(1,990)				(1,990)
Other				(23)			(23)

Balance, March 31, 2005	$271	4,035,319	$43,589	$60,843	$(5,559)	$(625)	$98,519	$1,723

(1)	At March 31, 2005 and December 31, 2004, Accumulated Other Comprehensive Income (Loss) includes Net Unrealized Gains (Losses) on Available-for-sale (AFS) Debt and Marketable Equity Securities of $(1,738) million and $(196) million; Net Unrealized Gains (Losses) on Foreign Currency Translation Adjustments of $(160) million and $(153) million; Net Unrealized Gains (Losses) on Derivatives of $(3,527) million and $(2,102) million; and Other of $(134) million and $(136) million.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Operating activities
Net income	$4,695	$2,681
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	580	624
Gains on sales of debt securities	(659)	(495)
Depreciation and premises improvements amortization	240	209
Amortization of intangibles	208	54
Deferred income tax benefit	(85)	(66)
Net increase in trading and hedging instruments	(13,041)	(8,528)
Net (increase) decrease in other assets	4,283	(5,063)
Net decrease in accrued expenses and other liabilities	(4,489)	(8,252)
Other operating activities, net	(3,707)	3,275

Net cash used in operating activities	(11,975)	(15,561)

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	1,138	(510)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(48,036)	3,435
Proceeds from sales of available-for-sale securities	38,451	11,090
Proceeds from maturities of available-for-sale securities	10,181	1,848
Purchases of available-for-sale securities	(74,552)	(84,567)
Proceeds from maturities of held-to-maturity securities	55	5
Proceeds from sales of loans and leases	1,113	876
Other changes in loans and leases, net	(9,560)	(6,133)
Originations of mortgage servicing rights	(168)	(249)
Net purchases of premises and equipment	(254)	(249)
Proceeds from sales of foreclosed properties	26	49
Cash equivalents acquired net of purchase acquisitions	(116)	(15)
Other investing activities, net	(72)	800

Net cash used in investing activities	(81,794)	(73,620)

Financing activities
Net increase in deposits	11,417	21,479
Net increase in federal funds purchased and securities sold under agreements to repurchase	67,911	37,388
Net increase in commercial paper and other short-term borrowings	14,842	21,634
Proceeds from issuance of long-term debt	4,768	7,558
Retirement of long-term debt	(2,702)	(2,507)
Proceeds from issuance of common stock	1,180	1,000
Common stock repurchased	(1,990)	(973)
Cash dividends paid	(1,835)	(1,159)
Other financing activities, net	(37)	(23)

Net cash provided by financing activities	93,554	84,397

Effect of exchange rate changes on cash and cash equivalents	(23)	(4)

Net decrease in cash and cash equivalents	(238)	(4,788)
Cash and cash equivalents at January 1	28,936	27,084

Cash and cash equivalents at March 31	$28,698	$22,296

Net transfers of Loans and Leases from the loan portfolio to loans held-for-sale (included in Other Assets) amounted to $114 million for the three months ended March 31, 2005. There were no such transfers for the three months ended March 31, 2004.

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of America Corporation and its subsidiaries (the Corporation) through its banking and nonbanking subsidiaries, provide a diverse range of financial services and products throughout the U.S. and in selected international markets. At March 31, 2005, the Corporation operated its banking activities primarily under three charters: Bank of America, National Association (Bank of America, N.A.), Bank of America, N.A. (USA) and Fleet National Bank.

On April 1, 2004, the Corporation acquired all of the outstanding stock of FleetBoston Financial Corporation (FleetBoston) (the Merger). FleetBoston’s results of operations were included in the Corporation’s results beginning on April 1, 2004. The Merger was accounted for as a purchase.

Note 1 - Summary of Significant Accounting Principles

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

The information contained in the Consolidated Financial Statements is unaudited. In the opinion of management, normal recurring adjustments necessary for a fair statement of the interim period results have been made. Results of operations of companies purchased are included from the date of acquisition. Certain prior period amounts were reclassified to conform to current period presentation.

Recently Issued or Proposed Accounting Pronouncements

The Financial Accounting Standards Board (FASB) is expected to issue an exposure draft, FASB Staff Position (FSP) No. FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-a). FSP 13-a is expected to require a recalculation of leveraged lease income recognition when there is a change in the estimated timing of the realization of tax benefits from such lease. If issued, FSP 13-a will be effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect of the expected recognition provisions of FSP 13-a. As part of this evaluation, management is considering the potential impact of the Internal Revenue Service’s (IRS) recent statements concerning leveraged leases and the impact of such statements on the Corporation’s and its predecessors’ federal income tax returns. Depending on the final wording of FSP 13-a and the final outcome of the IRS’s position, FSP 13-a may have a material impact on our current accounting treatment for leveraged leases. This change in accounting would be reflected as both an adjustment to Goodwill for leveraged leases acquired as part of the Merger and a one-time cumulative effect of a change in accounting principle below net income from operations as of the end of the year of adoption.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-based Payment” (SFAS 123R) which eliminates the ability to account for share-based compensation transactions, including grants of employee stock options, using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as currently required. The Corporation adopted the fair value-based method of accounting for stock-based employee compensation prospectively as of January 1, 2003. Under SFAS 123R, the initial effective date for the Corporation was July 1, 2005. However, on April 15, 2005, the Securities and Exchange Commission issued the final rule “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance for SFAS 123 (Revised 2004), Share-Based Payment” which extends the effective date for public companies to the first fiscal year beginning on or after June 15, 2005. As a result, the Corporation is considering adoption of SFAS 123R effective January 1, 2006 under the modified-prospective application. Management is currently evaluating the impact of adoption on the Corporation’s results of operations and financial condition.

Stock-based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) was adopted prospectively by the Corporation on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In accordance with SFAS 148, the Corporation provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during the three months ended March 31, 2005 and 2004. The following table presents the effect on Net Income and Earnings per Common Share had the fair value-based method been applied to all outstanding and unvested awards for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
(Dollars in millions, except per share data)	2005	2004
Net income (as reported)	$4,695	$2,681
Stock-based employee compensation expense recognized during the period, net of related tax effects	51	35
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects (1)	(51)	(54)

Pro forma net income	$4,695	$2,662

As reported
Earnings per common share	$1.16	$0.93
Diluted earnings per common share	1.14	0.91
Pro forma
Earnings per common share	1.16	0.93
Diluted earnings per common share	1.14	0.91

(1)	Includes all awards granted, modified or settled for which the fair value was required to be measured under SFAS 123, except restricted stock. Restricted stock expense, included in Net Income for the three months ended March 31, 2005 and 2004, was $114 million and $64 million pre-tax.

For additional information on recently issued accounting pronouncements and other significant accounting principles, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.

Note 2 - Merger and Restructuring Activity

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

As provided by the Merger Agreement, approximately 1.069 billion shares of FleetBoston common stock were exchanged for approximately 1.187 billion shares of the Corporation’s common stock, as adjusted for the stock split. At the date of the Merger, this represented approximately 29 percent of the Corporation’s outstanding common stock. FleetBoston shareholders also received cash of $4 million in lieu of any fractional shares of the Corporation’s common stock that would have otherwise been issued on April 1, 2004. Holders of FleetBoston preferred stock received 1.1 million shares of the Corporation’s preferred stock. The Corporation’s preferred stock that was exchanged was valued using the book value of FleetBoston preferred stock. The depositary shares underlying the FleetBoston preferred stock, each representing a one-fifth interest in the FleetBoston preferred stock prior to the Merger, represent a one-fifth interest in a share of the Corporation’s preferred stock. The purchase price was adjusted to reflect the effect of the 15.7 million shares of FleetBoston common stock that the Corporation already owned.

The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below.

(Dollars in millions)
Purchase price
FleetBoston common stock exchanged (in thousands)	1,068,635
Exchange ratio (as adjusted for the stock split)	1.1106

Total shares of the Corporation’s common stock exchanged (in thousands)	1,186,826
Purchase price per share of the Corporation’s common stock(1)	$38.44

Total value of the Corporation’s common stock exchanged		$45,622
FleetBoston preferred stock converted to the Corporation’s preferred stock		271
Fair value of outstanding stock options, direct acquisition costs and the effect of FleetBoston shares already owned by the Corporation		1,360

Total purchase price		$47,253

Allocation of the purchase price
FleetBoston stockholders’ equity		$19,329
FleetBoston goodwill and other intangible assets		(4,709)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Securities		(84)
Loans and leases		(776)
Premises and equipment		(766)
Identified intangibles		3,243
Other assets and deferred income tax		312
Deposits		(313)
Other liabilities		(313)
Exit and termination liabilities		(641)
Long-term debt		(1,182)

Fair value of net assets acquired		14,100

Goodwill resulting from the Merger		$33,153

(1)	The value of the shares of common stock exchanged with FleetBoston shareholders was based upon the average of the closing prices of the Corporation’s common stock for the period commencing two trading days before, and ending two trading days after, October 27, 2003, the date of the Merger Agreement, as adjusted for the stock split.

Merger and Restructuring Charges

Merger and Restructuring Charges are recorded in the Consolidated Statement of Income, and include incremental costs to integrate Bank of America’s and FleetBoston’s operations. These charges represent costs associated with these one-time activities and do not represent on-going costs of the fully integrated combined organization. Systems integrations and related charges, and other, as shown in the following table, are expensed as incurred.

In addition, Merger and Restructuring Charges include costs related to an infrastructure initiative to simplify the Corporation’s business model. As a result of this initiative, the Corporation will reduce its workforce by approximately 2.5 percent or 4,500 positions. Total severance costs related to this initiative were $151 million. During first quarter 2005, the Corporation incurred $1 million in severance costs recorded in Merger and Restructuring Charges related to this initiative. The Corporation does not expect to incur additional severance costs related to this initiative.

(Dollars in millions)	Three Months Ended March 31, 2005
Severance and employee-related charges:
Merger-related	$9
Infrastructure initiative	1
Systems integrations and related charges	81
Other	21

Total merger and restructuring charges	$112

Exit Costs and Restructuring Reserves

As of December 31, 2004, there were $382 million of exit costs reserves remaining, which included $291 million for severance, relocation and other employee-related costs, $87 million for contract terminations, and $4 million for other charges. During the first quarter of 2005, $18 million of reductions to the exit costs reserves were recorded as a result of revised estimates. The reductions included $14 million for contract terminations and $4 million for other charges. Also, $1 million of additional liabilities was recorded related to severance costs in connection with the infrastructure initiative for FleetBoston associates resulting in an increase in Goodwill. Cash payments of $92 million were charged against this liability during the first quarter, including $81 million of severance, relocation and other employee-related costs, and $11 million of contract terminations reducing the balance in the liability to $273 million at March 31, 2005.

Restructuring reserves for the first quarter of 2005 included an additional charge for the legacy Bank of America associate severance and other employee-related charges of $10 million, including $1 million that related to the infrastructure initiative. During the first quarter of 2005, cash payments of $54 million for severance and other employee-related costs have been charged against this liability reducing the balance from $166 million at December 31, 2004 to $122 million as of March 31, 2005.

Payments under these reserves are expected to be substantially complete by the end of 2005.

Exit Costs and Restructuring Reserves
(Dollars in millions)	Exit Costs Reserves(1)	Restructuring Reserves(2)
Balance, December 31, 2004	$382	$166
FleetBoston exit costs	(17)	—
Restructuring charges	—	9
Infrastructure initiative	—	1
Cash payments	(92)	(54)

Balance, March 31, 2005	$273	$122

(1)	Exit costs reserves were established in purchase accounting resulting in an increase in Goodwill.
(2)	Restructuring reserves were established by a charge to income.

National Processing, Inc.

On October 15, 2004, the Corporation acquired all outstanding shares of National Processing, Inc. (NPC) for $1.4 billion in cash. NPC is a merchant acquirer of card transactions. As a part of the preliminary purchase price allocation, the Corporation allocated $482 million to other intangible assets and $767 million to Goodwill.

Note 3 - Trading Account Assets and Liabilities

The Corporation engages in a variety of trading-related activities that are either for clients or its own account.

The following table presents the fair values of the components of Trading Account Assets and Liabilities at March 31, 2005 and December 31, 2004.

(Dollars in millions)	March 31 2005	December 31 2004
Trading account assets
Corporate securities, trading loans and other	$42,590	$35,227
U.S. government and agency securities	35,530	20,462
Equity securities	19,658	19,504
Mortgage trading loans and asset-backed securities	14,518	9,625
Foreign sovereign debt	12,664	8,769

Total	$124,960	$93,587

Trading account liabilities
U.S. government and agency securities	$25,980	$14,332
Equity securities	10,988	8,952
Corporate securities and other	8,828	8,538
Foreign sovereign debt	7,597	4,793
Mortgage trading loans and asset-backed securities	41	39

Total	$53,434	$36,654

Note 4 - Derivatives

All derivatives are recognized on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) accounting purposes. Non-hedging derivatives held for trading purposes, including credit default swaps used in the management of risk in the loan portfolio, are recorded as Derivative Assets or Derivative Liabilities with changes in fair value reflected in Trading Account Profits. Other non-hedging derivatives for accounting purposes that are considered economic hedges are also recorded as Derivative Assets or Derivative Liabilities with changes in fair value generally recorded in the same Income Statement caption as the related economically hedged item. A detailed discussion of derivative trading activities and the ALM process is presented in Note 4 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.

The following table presents the contract/notional and credit risk amounts at March 31, 2005 and December 31, 2004 of the Corporation’s derivative positions held for trading and hedging purposes. These derivative positions are primarily executed in the over-the-counter market. Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to the Corporation completely fail to perform under the terms of those contracts. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements, and on an aggregate basis have been reduced by the cash collateral applied against Derivative Assets. At March 31, 2005 and December 31, 2004, the cash collateral applied against Derivative Assets on the Consolidated Balance Sheet was $9.3 billion and $9.4 billion. In addition, at March 31, 2005 and December 31, 2004, the cash collateral placed against Derivative Liabilities was $5.6 billion and $6.0 billion.

Derivatives (1)

	March 31, 2005		December 31, 2004
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Interest rate contracts
Swaps	$12,283,400	$12,140	$11,597,813	$12,705
Futures and forwards	2,208,137	84	1,833,216	332
Written options	1,108,565	—	988,253	—
Purchased options	1,102,481	4,015	1,243,809	4,840
Foreign exchange contracts
Swaps	301,681	6,128	305,999	7,859
Spot, futures and forwards	1,003,750	2,087	956,995	3,593
Written options	169,130	—	167,225	—
Purchased options	176,635	632	163,243	679
Equity contracts
Swaps	32,154	807	34,130	1,039
Futures and forwards	4,936	—	4,078	—
Written options	38,241	—	37,080	—
Purchased options	35,523	5,317	32,893	5,741
Commodity contracts
Swaps	8,433	3,239	10,480	2,099
Futures and forwards	6,736	—	6,307	6
Written options	8,990	—	9,270	—
Purchased options	5,588	558	5,535	301
Credit derivatives	847,958	442	499,741	430

Credit risk before cash collateral		35,449		39,624
Less: Cash collateral applied		9,267		9,389

Total derivative assets		$26,182		$30,235

(1)	Includes both long and short derivative positions.

The average fair value of Derivative Assets for the three months ended March 31, 2005 and December 31, 2004 was $27.2 billion and $28.0 billion. The average fair value of Derivative Liabilities for the three months ended March 31, 2005 and December 31, 2004 was $16.2 billion and $15.7 billion.

Fair Value and Cash Flow Hedges

The Corporation uses various types of interest rate and foreign currency exchange rate derivative contracts to protect against changes in the fair value of its fixed-rate assets and liabilities due to fluctuations in interest rates and exchange rates. The Corporation also uses these types of contracts to protect against changes in the cash flows of its variable-rate assets and liabilities, and other forecasted transactions.

For cash flow hedges, gains and losses on derivative contracts reclassified from Accumulated Other Comprehensive Income (OCI) to current period earnings are included in the line item in the Consolidated Statement of Income in which the hedged item is recorded and in the same period the hedged item affects earnings. During the next 12 months, net losses on derivative instruments included in Accumulated OCI of approximately $586 million (pre-tax) are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to decrease income or increase expense on the respective hedged items.

The following table summarizes certain information related to the Corporation’s hedging activities for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Fair value hedges
Hedge ineffectiveness recognized in earnings (1)	$(22)	$2
Net gain (loss) excluded from assessment of effectiveness (2)	6	(4)
Cash flow hedges
Hedge ineffectiveness recognized in earnings (3)	62	49
Net gain excluded from assessment of effectiveness	—	—
Net investment hedges
Gains (losses) included in foreign currency translation adjustments within accumulated other comprehensive income	47	(2)

(1)	Included $(27) million and $2 million recorded in Net Interest Income and $5 million and $0 recorded in Mortgage Banking Income in the Consolidated Statement of Income for the three months ended March 31, 2005 and 2004.
(2)	Included $0 and $(4) million recorded in Net Interest Income and $6 million and $0 recorded in Mortgage Banking Income in the Consolidated Statement of Income for the three months ended March 31, 2005 and 2004, which are related to the excluded time value of certain hedges.
(3)	Included $59 million and $49 million recorded in Mortgage Banking Income and $3 million and $0 recorded in Net Interest Income from other various cash flow hedges in the Consolidated Statement of Income for the three months ended March 31, 2005 and 2004.

Note 5 - Outstanding Loans and Leases

Outstanding loans and leases at March 31, 2005 and December 31, 2004 were:

(Dollars in millions)	March 31 2005	December 31 2004
Consumer
Residential mortgage	$178,978	$178,103
Credit card	51,012	51,726
Home equity lines	52,891	50,126
Direct/Indirect consumer	42,694	40,513
Other consumer (1)	7,167	7,439

Total consumer	332,742	327,907

Commercial
Commercial - domestic	124,779	122,095
Commercial real estate (2)	33,434	32,319
Commercial lease financing	20,638	21,115
Commercial - foreign	17,873	18,401

Total commercial	196,724	193,930

Total	$529,466	$521,837

(1)	Includes consumer finance of $3,288 million and $3,395 million; foreign consumer of $3,549 million and $3,563 million; and consumer lease financing of $330 million and $481 million at March 31, 2005 and December 31, 2004.
(2)	Includes domestic commercial real estate loans of $32,978 million and $31,879 million; and foreign commercial real estate loans of $456 million and $440 million at March 31, 2005 and December 31, 2004.

The following table presents the gross recorded investment in specific loans, without consideration to the specific component of the Allowance for Loan and Lease Losses, that were considered individually impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114) at March 31, 2005 and December 31, 2004. SFAS 114 impairment includes performing troubled debt restructurings, and excludes all commercial leases.

(Dollars in millions)	March 31 2005	December 31 2004
Commercial - domestic	$812	$868
Commercial real estate	64	87
Commercial - foreign	236	273

Total impaired loans	$1,112	$1,228

At March 31, 2005 and December 31, 2004, nonperforming loans and leases, including impaired loans and nonaccrual consumer loans, totaled $2.1 billion and $2.2 billion. Nonperforming securities, which are primarily related to international securities held in the AFS securities portfolio, amounted to $153 million and $140 million at March 31, 2005 and December 31, 2004. In addition, included in Other Assets were nonperforming loans held-for-sale and leveraged lease partnership interests of $76 million and $151 million at March 31, 2005 and December 31, 2004.

Note 6 - Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Allowance for loan and lease losses, January 1	$8,626	$6,163

Loans and leases charged off	(1,158)	(893)
Recoveries of loans and leases previously charged off	269	173

Net charge-offs	(889)	(720)

Provision for loan and lease losses	588	639
Transfers (1)	(12)	(2)

Allowance for loan and lease losses, March 31	8,313	6,080

Reserve for unfunded lending commitments, January 1	402	416
Provision for unfunded lending commitments	(8)	(15)

Reserve for unfunded lending commitments, March 31	394	401

Total	$8,707	$6,481

(1)	Includes primarily transfers to loans held-for-sale.

Note 7 - Special Purpose Financing Entities

The Corporation securitizes assets and may retain a portion or all of the securities, subordinated tranches, interest-only strips and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized assets. Those assets may be serviced by the Corporation or by third parties. The Corporation also uses other special purpose financing entities to access the commercial paper market and for other lending, leasing and real estate activities. See Notes 1 and 8 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report for additional discussion of securitizations and other special purpose financing entities.

Mortgage-related

The Corporation has retained mortgage servicing rights (MSRs) from the sale or securitization of mortgage loans. The following table presents activity in MSRs for the three months ended March 31, 2005 and 2004. For more information on the conversion of the Excess Spread Certificates (Certificates) to MSRs, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Balance, January 1 (1)	$2,482	$479

Additions	168	83
Amortization	(150)	(28)
Valuation adjustment of MSRs (2)	168	(109)

Balance, March 31(1, 3)	$2,668	$425

(1)	Includes approximately $2.0 billion of MSRs formerly accounted for as Certificates for the three months ended March 31, 2004. Initial conversion of Certificates to MSRs occurred on June 1, 2004.
(2)	Includes $150 million and $0 related to change in value attributed to SFAS 133 hedged MSRs and $18 million and $(109) million of recoveries (impairment) for the three months ended March 31, 2005 and 2004.
(3)	Net of impairment allowance of $236 million and $0 at March 31, 2005 and 2004.

The estimated fair value of MSRs was $2.7 billion and $2.5 billion at March 31, 2005 and December 31, 2004.

The key economic assumptions used in valuations of MSRs include modeled prepayment rates and resultant expected weighted average lives of the MSRs and the option adjusted spread (OAS) levels. An OAS model runs multiple interest rate scenarios and projects prepayments specific to each one of those interest rate scenarios.

For purposes of evaluating and measuring impairment, the Corporation stratifies the portfolio based on the predominant risk characteristics of loan type and note rate. Indicated impairment, by risk stratification, is recognized as a reduction in Mortgage Banking Income, through a valuation allowance, for any excess of adjusted carrying value over estimated fair value. Impairment, net of recoveries of MSRs totaled $18 million for the three months ended March 31, 2005.

Variable Interest Entities

At March 31, 2005, the assets and liabilities of the Corporation’s multi-seller asset-backed commercial paper conduits that have been consolidated in accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ABR No. 51” were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in the Global Capital Markets and Investment Banking business segment. As of March 31, 2005 and December 31, 2004, the Corporation held $7.5 billion and $7.7 billion of assets in these entities while the Corporation’s maximum loss exposure associated with these entities including unfunded lending commitments was approximately $8.7 billion and $9.4 billion. The Corporation also had contractual relationships with other consolidated VIEs that engage in leasing or lending activities or real estate joint ventures. As of March 31, 2005 and December 31, 2004, the amount of assets of these entities was $553 million and $560 million, and the Corporation’s maximum possible loss exposure was $129 million and $132 million.

Additionally, the Corporation had significant variable interests in other VIEs that it did not consolidate because it was not deemed to be the primary beneficiary. In such cases, the Corporation does not absorb the majority of the entities’ expected losses nor does it receive a majority of the entities’ expected residual returns, or both. These entities typically support the financing needs of the Corporation’s customers by facilitating their access to the commercial paper markets. The Corporation functions as administrator and provides either liquidity and letters of credit, or derivatives to the VIE. The Corporation also provides asset management and related services to other special purpose vehicles that engage in lending, investing, or real estate activities. Total assets of these entities at March 31, 2005 and December 31, 2004 were approximately $29.4 billion and $32.9 billion; revenues associated with administration, liquidity, letters of credit and other services were approximately $75 million and $45 million for the three months ended March 31, 2005 and 2004. At March 31, 2005 and December 31, 2004, the Corporation’s maximum loss exposure associated with these VIEs was approximately $23.8 billion and $25.0 billion, which is net of amounts syndicated.

Management does not believe losses resulting from its involvement with the entities discussed above will be material. See Notes 1 and 8 of the Corporation’s 2004 Annual Report for additional discussion of special purpose financing entities.

Note 8 - Goodwill and Other Intangibles

The following table presents allocated Goodwill at March 31, 2005 and December 31, 2004 for each business segment. The increase from December 31, 2004 was primarily due to the increase in goodwill related to the acquisition of NPC.

(Dollars in millions)	March 31 2005	December 31 2004
Global Consumer and Small Business Banking	$18,595	$18,453
Global Business and Financial Services	16,707	16,707
Global Capital Markets and Investment Banking	4,500	4,500
Global Wealth and Investment Management	5,338	5,338
All Other	238	264

Total	$45,378	$45,262

The gross carrying value and accumulated amortization related to core deposit intangibles and other intangibles at March 31, 2005 and December 31, 2004 are presented below:

(Dollars in millions)	March 31, 2005		December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Core deposit intangibles	$3,668	$1,491	$3,668	$1,354
Other intangibles	2,256	754	2,256	683

Total	$5,924	$2,245	$5,924	$2,037

As a result of the Merger, the Corporation recorded $2.2 billion of core deposit intangibles, $660 million of purchased credit card relationship intangibles and $409 million of other customer relationship intangibles. As of March 31, 2005, the weighted average amortization period for the core deposit intangibles as well as the other intangibles was approximately nine years. As a result of the acquisition of NPC, the Corporation preliminarily allocated $482 million to other intangibles with a weighted average amortization period of approximately 10 years as of March 31, 2005.

Amortization expense on core deposit intangibles and other intangibles was $208 million and $54 million for the three months ended March 31, 2005 and 2004. The Corporation estimates that aggregate amortization expense will be approximately $204 million, $201 million and $196 million for the second, third and fourth quarters of 2005, respectively. In addition, the Corporation estimates that aggregate amortization expense will be $740 million, $594 million, $480 million, $379 million and $305 million for 2006, 2007, 2008, 2009 and 2010, respectively.

Note 9 - Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those recorded on the Corporation’s Consolidated Balance Sheet. For additional information on commitments and contingencies, see Note 12 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The outstanding unfunded lending commitments shown in the following table have been reduced by amounts participated to other financial institutions of $24.2 billion and $23.4 billion at March 31, 2005 and December 31, 2004. The carrying amount for these commitments, which represents the liability recorded related to these instruments, at March 31, 2005 and December 31, 2004 was $516 million and $520 million. At March 31, 2005, the carrying amount included deferred revenue of $122 million and a reserve for unfunded lending commitments of $394 million. At December 31, 2004, the carrying amount included deferred revenue of $118 million and a reserve for unfunded lending commitments of $402 million.

Credit card lines acquired from FleetBoston were moved to a common reporting platform in the first quarter of 2005. The unfunded lending commitments for credit card lines for prior periods have been revised to conform to current period presentation.

(Dollars in millions)	March 31 2005	December 31 2004
Loan commitments(1)	$245,849	$247,094
Home equity lines of credit	64,811	60,128
Standby letters of credit and financial guarantees	42,002	42,850
Commercial letters of credit	4,577	5,653

Legally binding commitments	357,239	355,725
Credit card lines	171,405	165,694

Total	$528,644	$521,419

(1)	Equity commitments of $1.9 billion and $2.1 billion related to obligations to fund existing equity investments were included in loan commitments at March 31, 2005 and December 31, 2004.

Other Commitments

At March 31, 2005 and December 31, 2004, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $11.2 billion and $10.9 billion were not included in credit card line commitments in the previous table. The outstanding balances related to these charge cards were $224 million and $205 million.

At March 31, 2005, the Corporation had whole mortgage loan purchase commitments of $3.6 billion, all of which will settle in the second quarter of 2005. At December 31, 2004, the Corporation had whole mortgage loan purchase commitments of $3.3 billion, all of which settled in the first quarter of 2005. At March 31, 2005 there were $10.5 billion of forward sale contracts for whole mortgage loans which will settle in the second quarter of 2005. At December 31, 2004, the Corporation had no forward whole mortgage loan sale commitments.

Other Guarantees

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA)-governed pension plans such as 401(k) plans, 457 plans, etc. At March 31, 2005 and December 31, 2004, the notional amount of these guarantees totaled $28.4 billion and $26.3 billion with estimated maturity dates between 2005 and 2035. As of March 31, 2005 and December 31, 2004, the Corporation has not made a payment under these products, and management believes that the probability of payments under these guarantees is remote.

The Corporation also sells products that guarantee the return of principal to investors at a preset future date. At March 31, 2005 and December 31, 2004, the notional amount of these guarantees totaled $7.6 billion and $8.1 billion; however, at March 31, 2005 and December 31, 2004, the Corporation had not made a payment under these products, and management believes that the probability of payments under these guarantees is remote. These guarantees have various maturities ranging from 2006 to 2016.

The Corporation has also written puts on highly rated fixed income securities. Its obligation under these agreements is to buy back the assets at predetermined contractual yields in the event of a severe market disruption in the short-term funding market. These agreements have various maturities ranging from two to seven years, and the pre-determined yields are based on the quality of the assets and the structural elements pertaining to the market disruption. The notional amount of these put options was $621 million at March 31, 2005 and $653 million at December 31, 2004. Due to the high quality of the assets and various structural protections, management believes that the probability of incurring a loss under these agreements is remote.

The Corporation has entered into additional guarantee agreements, including lease end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.3 billion and $2.1 billion at March 31, 2005 and December 31, 2004. The estimated maturity dates of these obligations are between 2005 and 2033. The Corporation has made no material payments under these products.

The Corporation provides credit and debit card processing services to various merchants, processing credit and debit card transactions on their behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults upon its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Corporation as the merchant processor. If the Corporation is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. For the three months ended March 31, 2005 and the year ended December 31, 2004, the Corporation processed $75.8 billion and $143.1 billion of transactions and recorded losses as a result of these chargebacks of $4 million and $6 million.

At March 31, 2005 and December 31, 2004, the Corporation held as collateral approximately $276 million and $203 million of merchant escrow deposits which the Corporation has the right to set off against amounts due from the individual merchants. The Corporation also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last four months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2005 and December 31, 2004, the maximum potential exposure totaled approximately $92.4 billion and $93.4 billion.

Within the Corporation’s brokerage business, the Corporation has contracted with third parties to provide clearing services that include underwriting margin loans to the Corporation’s clients. These contracts stipulate that the Corporation will indemnify the third parties for any margin loan losses that occur in their issuing margin to the Corporation’s clients. The maximum potential future payment under these indemnifications was $1.2 billion at both March 31, 2005 and December 31, 2004. Historically, any payments made under these indemnifications have been immaterial. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. These indemnifications would end with the termination of the clearing contracts.

For additional information on recourse obligations related to residential mortgage loans sold and other guarantees related to securitizations, see Note 8 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.

Litigation and Regulatory Matters

The following disclosure supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the Current Reports on Form 8-K filed since December 31, 2004.

American Express

On April 14, 2005, the U.S. District Court for the Southern District of New York heard argument on the defendants’ motions to dismiss. The Court denied in part the motions, noting that several motions, including the statute of limitations defense, could be refiled after discovery. The Court also rejected American Express’ request to apply collateral estoppel principles to preclude the defendants from litigating issues American Express had claimed were resolved in the United States v. Visa USA litigation, with leave to repeat its request following discovery.

Enron Corporation

On April 11, 2005, the U.S. District Court of the Southern District of Texas held a hearing with respect to final approval to the class settlement entered into between the lead plaintiff and the Corporation. At the conclusion of the hearing, the court took the matter under advisement.

Foreign Currency

On March 9, 2005, the U.S. District Court for the Southern District of New York issued an order that narrowed the scope of the previously certified class, which had included all cardholders of the seven defendant bankcard issuers, including Bank of America, N.A. (USA) and Bank of America, N.A. The order, among other things, limited the class to Chase’s and Citibank’s cardholders. All defendants remain in the case because the class of Chase’s and Citibank’s cardholders brought claims against all defendants.

Miller

On March 4, 2005, the Superior Court of California, County of San Francisco entered judgment on the jury verdict and the claims tried to the court. The judgment awards the plaintiff class restitution in the amount of $284 million, plus attorneys’ fees. The judgment also provides that any class members whose accounts were assessed an insufficient funds fee in violation of law suffered substantial emotional or economic harm and are entitled to an additional $1,000 penalty, and includes injunctive relief, which is temporarily stayed.

Bank of America, N.A. has filed in the trial court post-judgment motions and a motion for a stay of the injunction, which motions are pending.

Mutual Fund Operations

On February 25, 2005, the Corporation and the other defendants filed motions to dismiss the claims in the pending cases.

WorldCom, Inc.

On March 16, 2005, the U.S. District Court for the Southern District of New York granted preliminary approval to the class settlement entered into on March 9, 2005 between the lead plaintiff and defendants Banc of America Securities LLC and Fleet Securities, Inc.

Note 10 - Shareholders’ Equity and Earnings Per Common Share

The following table presents the monthly share repurchase activity for the three months ended March 31, 2005 and 2004, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

	Number of Common Shares Repurchased under Announced Programs (1)	Weighted Average Per Share Price (1)	Remaining Buyback Authority under Announced Programs (2)

(Dollars in millions, except per share information; shares in thousands)
			Dollars	Shares
January 1-31, 2005	9,637	$46.20	$4,233	70,988
February 1-28, 2005	9,375	46.18	3,800	61,613
March 1-31, 2005	24,202	45.94	14,688	237,411

Three months ended March 31, 2005	43,214	46.05

	Number of Common Shares Repurchased under Announced Programs (3)	Weighted Average Per Share Price (3)
			Remaining Buyback Authority under Announced Programs (4)
(Dollars in millions, except per share information; shares in thousands)
			Dollars	Shares
January 1-31, 2004	12,546	$39.94	$12,850	215,938
February 1-29, 2004	4,760	40.77	12,656	211,178
March 1-31, 2004	7,000	39.68	12,378	204,178

Three months ended March 31, 2004	24,306	40.03

(1)	Reduced Shareholders’ Equity by $2.0 billion and had no effect on diluted earnings per common share for the three months ended March 31, 2005. These repurchases were partially offset by the issuance of approximately 32 million shares of common stock under employee plans, which increased Shareholders’ Equity by $1.0 billion, net of $0.3 billion of deferred compensation related to restricted stock awards, and had no effect on diluted earnings per common share for the three months ended March 31, 2005.
(2)	On January 28, 2004, the Board authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion and to be completed within a period of 18 months. On March 22, 2005, the Board authorized a stock repurchase program of up to 200 million shares of the Corporation’s common stock at an aggregate cost not to exceed $12.0 billion and to be completed within a period of 18 months.
(3)	Reduced Shareholders’ Equity by $1.0 billion and increased diluted earnings per common share by $0.01 for the three months ended March 31, 2004. These repurchases were partially offset by the issuance of approximately 33 million shares of common stock under employee plans, which increased Shareholders’ Equity by $0.8 billion, net of $0.2 billion of deferred compensation related to restricted stock awards, and decreased diluted earnings per common share by $0.01 for the three months ended March 31, 2004.
(4)	On January 22, 2003, the Board authorized a stock repurchase program of up to 260 million shares of the Corporation’s common stock at an aggregate cost of $12.5 billion. This repurchase plan was completed during the second quarter of 2004. On January 28, 2004, the Board authorized a stock repurchase program of up to 180 million shares of the Corporation’s common stock at an aggregate cost not to exceed $9.0 billion and to be completed within a period of 18 months.

We will continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase plans.

The following table presents the changes in Accumulated OCI for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
	2005			2004
(Dollars in millions)	Pre-tax Amount	Income Tax Expense (Benefit)	After-tax Amount	Pre-tax Amount	Income Tax Expense (Benefit)	After-tax Amount
Balance, January 1	$(4,064)	$(1,477)	$(2,587)	$(3,242)	$(1,094)	$(2,148)
Net unrealized losses (1)	(3,803)	(1,419)	(2,384)	(317)	(107)	(210)
Less: Net realized gains and amortization recorded to net income	933	345	588	584	199	385

Balance, March 31	$(8,800)	$(3,241)	$(5,559)	$(4,143)	$(1,400)	$(2,743)

(1)	Net unrealized losses include the valuation changes of AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives, and other.

The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2005 and 2004 is presented below.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2005	2004
Earnings per common share
Net income	$4,695	$2,681
Preferred stock dividends	(5)	(1)

Net income available to common shareholders	$4,690	$2,680

Average common shares issued and outstanding	4,032,550	2,880,306

Earnings per common share	$1.16	$0.93

Diluted earnings per common share
Net income available to common shareholders	$4,690	$2,680
Convertible preferred stock dividends	—	1

Net income available to common shareholders and assumed conversions	$4,690	$2,681

Average common shares issued and outstanding	4,032,550	2,880,306
Dilutive potential common shares (1, 2)	66,512	53,096

Total diluted average common shares issued and outstanding	4,099,062	2,933,402

Diluted earnings per common share	$1.14	$0.91

(1)	For the three months ended March 31, 2005 and 2004, average options to purchase 27 million and 40 million shares were outstanding but not included in the computation of earnings per common share because they were antidilutive.
(2)	Includes incremental shares from assumed conversions of convertible preferred stock, restricted stock units, restricted stock shares and stock options.

Note 11 - Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed qualified pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. A detailed discussion of these plans is provided in Note 15 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.

As a result of the Merger, the Corporation assumed the obligations related to the plans of former FleetBoston. These plans are substantially similar to the legacy Bank of America plans discussed in Note 15 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report, however, the FleetBoston Financial Pension Plan does not allow participants to select various earnings measures, rather the earnings rate is based on a benchmark rate. The table within this Note includes the information related to these plans beginning on April 1, 2004.

Net periodic benefit cost of the Corporation’s plans for the three months ended March 31, 2005 and 2004 included the following components:

	Three Months Ended March 31
	Qualified Pension Plans		Nonqualified Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2005	2004	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$77	$54	$3	$7	$3	$3
Interest cost	165	130	16	11	19	17
Expected return on plan assets	(248)	(190)	—	—	(4)	(3)
Amortization of transition obligation (asset)	12	—	(2)	—	—	8
Amortization of prior service cost	—	14	—	1	8	—
Recognized net actuarial loss	38	20	5	5	17	22
Recognized loss due to settlements and curtailments	—	—	9	—	—	—

Net periodic benefit cost	$44	$28	$31	$24	$43	$47

The Corporation previously disclosed that its best estimate of its contributions to be made to the Qualified Pension Plans, Nonqualified Pension Plans, and the Postretirement Health and Life Plans in 2005 is $0, $114 million and $37 million, respectively. At March 31, 2005, this estimate has not changed. For the three months ended March 31, 2005, the Corporation had contributed $0, $66 million and $9 million, respectively, to these plans.

Note 12 - Business Segment Information

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

Global Consumer and Small Business Banking provides a diversified range of products and services to individuals and small businesses through multiple delivery channels. Global Business and Financial Services primarily provides commercial lending and treasury management services to middle-market companies. During the first quarter of 2005, Latin America was realigned and is now included in the results of Global Business and Financial Services, rather than All Other. Latin America includes the Corporation’s full-service Latin American operations in Brazil, Argentina, Chile and Uruguay. Also during the first quarter of 2005, Business Banking was realigned and included in the results of Global Business and Financial Services, rather than Global Consumer and Small Business Banking. Business Banking serves our client-managed small business customers. Global Capital Markets and Investment Banking provides capital-raising solutions, advisory services, derivatives capabilities, equity and debt sales and trading for the Corporation’s clients as well as traditional bank deposit and loan products, treasury management and payment services to large corporations and institutional clients. Global Wealth and Investment Management offers investment, fiduciary and comprehensive banking and credit expertise, asset management services to institutional clients, high-net-worth individuals and retail customers, investment, and securities and financial planning services to affluent and high-net-worth individuals.

All Other consists primarily of Equity Investments, Noninterest Income and Expense amounts associated with the ALM process (including Gains on Sales of Debt Securities), the allowance for credit losses process residual, the residual impact of allocation methodologies, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Total Revenue includes Net Interest Income on a fully taxable-equivalent basis and Noninterest Income. The adjustment of Net Interest Income to a fully taxable-equivalent basis results in a corresponding increase in Income Tax Expense. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income of the business segments also includes an allocation of Net Interest Income generated by assets and liabilities used in the Corporation’s ALM process.

Certain expenses not directly attributable to a specific business segment are allocated to the segments based on pre-determined means. The most significant of these expenses include data processing costs, item processing costs and certain centralized or shared functions. Data processing costs are allocated to the segments based on equipment usage. Item processing costs are allocated to the segments based on the volume of items processed for each segment. The cost of certain centralized or shared functions are allocated based on methodologies which reflect utilization.

The following table presents Total Revenue on a fully taxable-equivalent (FTE) basis and Net Income for the three months ended March 31, 2005 and 2004 for each business segment, as well as All Other.

Business Segments

For the three months ended March 31

	Total Corporation		Global Consumer and Small Business Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$8,072	$5,970	$4,251	$3,094
Noninterest income	6,149	3,730	2,710	1,630

Total revenue	14,221	9,700	6,961	4,724
Provision for credit losses	580	624	714	429

Gains (losses) on sales of debt securities	659	495	(1)	1

Amortization of intangibles	208	54	142	35
Other noninterest expense	6,849	5,376	3,167	2,566

Income before income taxes	7,243	4,141	2,937	1,695
Income tax expense	2,548	1,460	1,038	625

Net income	$4,695	$2,681	$1,899	$1,070

Average total assets	$1,200,883	$833,192	$332,773	$234,539

	Global Business and Financial Services (1)		Global Capital Markets and Investment Banking (1)
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$1,915	$1,138	$939	$1,030
Noninterest income	819	431	1,693	1,143

Total revenue	2,734	1,569	2,632	2,173
Provision for credit losses	(57)	91	(97)	(99)

Gains (losses) on sales of debt securities	1	—	30	(7)

Amortization of intangibles	34	7	12	6
Other noninterest expense	963	561	1,635	1,556

Income before income taxes	1,795	910	1,112	703
Income tax expense	675	328	391	250

Net income	$1,120	$582	$721	$453

Average total assets	$211,601	$121,598	$372,826	$301,375

	Global Wealth and Investment Management (1)		All Other
(Dollars in millions)	2005	2004	2005	2004
Net interest income (fully taxable-equivalent basis)	$941	$600	$26	$108
Noninterest income	853	501	74	25

Total revenue	1,794	1,101	100	133
Provision for credit losses	2	(9)	18	212

Gains on sales of debt securities	—	—	629	501

Amortization of intangibles	19	5	1	1
Other noninterest expense	883	716	201	(23)

Income before income taxes	890	389	509	444
Income tax expense	314	143	130	114

Net income	$576	$246	$379	$330

Average total assets	$123,867	$69,889	$159,816	$105,791

(1)	There were no material intersegment revenues among the segments.

The following table presents reconciliations of the four business segments’ Total Revenue on a FTE basis and Net Income to consolidated totals. The adjustments presented in the table below include consolidated income and expense amounts not specifically allocated to individual business segments.

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Segments’ revenue	$14,121	$9,567
Adjustments:
Revenue associated with unassigned capital	83	121
ALM activities	11	3
Equity investments	184	(20)
Liquidating businesses	57	84
Fully taxable-equivalent basis adjustment	(199)	(169)
Other	(235)	(55)

Consolidated revenue	$14,022	$9,531

Segments’ net income	$4,316	$2,351
Adjustments, net of taxes:
Earnings associated with unassigned capital	55	82
ALM activities (1)	383	289
Equity investments	98	(29)
Liquidating businesses	19	(31)
Merger and restructuring charges	(75)	—
Other	(101)	19

Consolidated net income	$4,695	$2,681

(1)	Includes pre-tax Gains on Sales of Debt Securities of $627 million and $498 million for the three months ended March 31, 2005 and 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of the Form 10-Q of Bank of America Corporation and its subsidiaries (the Corporation) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report as well as those discussed in the Corporation’s 2004 Annual Report. The statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

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

The Corporation, headquartered in Charlotte, North Carolina, operates in 29 states, the District of Columbia and 43 foreign countries. The Corporation provides a diversified range of banking and nonbanking financial services and products both domestically and internationally through four business segments: Global Consumer and Small Business Banking, Global Business and Financial Services, Global Capital Markets and Investment Banking, and Global Wealth and Investment Management.

At March 31, 2005, the Corporation had $1.2 trillion in assets and approximately 175,000 full-time equivalent employees. Notes to Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Results of Operations and Financial Condition are incorporated by reference into Management’s Discussion and Analysis of Results of Operations and Financial Condition. Certain prior period amounts have been reclassified to conform to current period presentation.

On April 1, 2004, we completed our merger with FleetBoston Financial Corporation (FleetBoston) (the Merger) after obtaining final shareholder and regulatory approvals. The Merger was accounted for under the purchase method of accounting. Accordingly, results for the three months ended March 31, 2004 exclude FleetBoston.

On October 15, 2004, we acquired 100 percent of National Processing, Inc. (NPC), for $1.4 billion in cash, creating the second largest merchant processor in the United States.

Performance Overview

Net Income totaled $4.7 billion, or $1.14 per diluted common share, for the three months ended March 31, 2005, 75 percent and 25 percent increases from $2.7 billion, or $0.91 per diluted common share, for the three months ended March 31, 2004.

Business Segment Total Revenue and Net Income

	Total Revenue		Net Income
	Three Months Ended March 31
(Dollars in millions)	2005	2004	2005	2004
Global Consumer and Small Business Banking	$6,961	$4,724	$1,899	$1,070
Global Business and Financial Services	2,734	1,569	1,120	582
Global Capital Markets and Investment Banking	2,632	2,173	721	453
Global Wealth and Investment Management	1,794	1,101	576	246
All Other	100	133	379	330

Total FTE basis (1)	14,221	9,700	4,695	2,681
FTE adjustment (1)	(199)	(169)	—	—

Total	$14,022	$9,531	$4,695	$2,681

(1)	Total revenue for the segments and All Other is on a fully taxable-equivalent (FTE) basis. For more information on a FTE basis, see Supplemental Financial Data beginning on page 32.

Global Consumer and Small Business Banking

Net Income increased $829 million, or 77 percent, to $1.9 billion for the three months ended March 31, 2005 compared to the same period in 2004. Driving this increase was the $1.2 billion increase in Net Interest Income, a $477 million increase in Card Income and a $233 million increase in Service Charges. Partially offsetting this was a $708 million increase in Noninterest Expense and a $285 million increase in Provision for Credit Losses. The increase in Provision for Credit Losses to $714 million from $429 million was primarily driven by higher credit card net charge-offs of $297 million, of which $139 million was attributed to the addition of the FleetBoston credit card portfolio. For more information on Global Consumer and Small Business Banking, see page 37.

Global Business and Financial Services

Net Income increased $538 million, or 92 percent, to $1.1 billion for the three months ended March 31, 2005 compared to the same period in 2004. Average Loans and Leases increased $62.3 billion, or 57 percent, and average Deposits increased $43.4 billion, or 70 percent. The increase in Loans and Leases was primarily due to the addition of FleetBoston and organic loan growth in Business Banking, Middle Market Banking and Commercial Real Estate. Deposit balance growth resulted from the addition of FleetBoston. Also driving the improved results was a $148 million decrease in Provision for Credit Losses, resulting primarily from actions taken (including loan sales) to reduce certain portfolio exposures. For more information on Global Business and Financial Services, see page 44.

Global Capital Markets and Investment Banking

Net Income increased $268 million, or 59 percent, to $721 million for the three months ended March 31, 2005 compared to the same period in 2004. The increase in Net Income was driven by higher Trading Account Profits of $437 million and increased Equity Investment Gains of $108 million. These increases were offset by a decrease in Investment Banking Income of $31 million primarily due to a decline in securities underwriting. Also impacting Net Income was a decline in Net Interest Income of $91 million as a result of a flattening yield curve, and higher Noninterest expense of $85 million. For more information on Global Capital Markets and Investment Banking, see page 46.

Global Wealth and Investment Management

Net Income increased $330 million, or 134 percent, to $576 million for the three months ended March 31, 2005 compared to the same period in 2004. Contributing to the increase in Net Income was an increase of $341 million in Net Interest Income and higher Investment and Brokerage Services income of $328 million. Partially offsetting these increases were higher Personnel costs of $167 million related to the addition of client managers and increased incentives. Total assets under management decreased $18.1 billion, or 4 percent, to $433.4 billion at March 31, 2005 compared to December 31, 2004, driven by a $9.8 billion decrease due to market valuations, $4.0 billion in net outflows consisting primarily of outflows in short-term money market funds and fixed income offset by inflows in equity products, and a $4.3 billion adjustment to reclassify assets to assets in custody. For more information on Global Wealth and Investment Management, see page 49.

All Other

Net Income increased $49 million, or 15 percent, to $379 million for the three months ended March 31, 2005 compared to the same period in 2004. This increase was driven by a decrease in Provision for Credit Losses of $194 million and a $128 million increase in Gains on Sales of Debt Securities. Partially offsetting these increases was a $224 million increase in Noninterest Expense, driven by $112 million of Merger and Restructuring Charges. For more information on All Other, see page 51.

Financial Highlights

Net Interest Income

Net Interest Income on a FTE basis increased $2.1 billion to $8.1 billion for the three months ended March 31, 2005 compared to the same period in 2004. This increase was driven by the impact of the Merger, growth in consumer loan levels (primarily credit card and home equity), higher core deposit funding levels, higher asset and liability management (ALM) portfolio levels (primarily consisting of securities) net of the impact of spread compression, and growth in middle-market business loan levels. Partially offsetting these increases were lower trading-related contributions and reductions in foreign loan balances. The net interest yield on a FTE basis declined 15 basis points (bps) to 3.11 percent primarily due to the negative impact of increased trading-related balances (which have a lower yield than other earning assets), ALM portfolio repositioning, including the impact of spread compression, partially offset by the addition of FleetBoston and growth in core deposit and consumer loan levels. For more information on Net Interest Income on a FTE basis, see Table 4 on page 35.

Noninterest Income

Noninterest Income

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Service charges	$1,777	$1,416
Investment and brokerage services	1,013	635
Mortgage banking income	221	209
Investment banking income	366	404
Equity investment gains	399	133
Card income	1,289	795
Trading account profits	760	3
Other income	324	135

Total noninterest income	$6,149	$3,730

Noninterest Income increased $2.4 billion to $6.1 billion for the three months ended March 31, 2005 compared to the same period in 2004, due primarily to the addition of FleetBoston and organic growth.

•	Service Charges grew $361 million driven by approximately $316 million from the addition of FleetBoston customers and organic account growth.

•	Investment and Brokerage Services increased $378 million due to approximately $349 million related to the addition of FleetBoston and asset allocation changes with weighting increases in equities and fixed income and a weighting decrease in money market products.

•	Mortgage Banking Income increased $12 million as a result of increased servicing income and a $5 million impact from the Merger.

•	Investment Banking Income declined $38 million and included a $63 million decline in securities underwriting partially offset by a $30 million increase in syndications.

•	Equity Investment Gains increased $266 million due to a $228 million increase in Principal Investing, which was the result of increased liquidity in the private equity markets.

•	Card Income increased $494 million due to increased fees and interchange income, including the $242 million impact from the addition of the FleetBoston card portfolio.

•	Trading Account Profits increased $757 million due to increased customer activity, more active portfolio management in our market-making books and wider spreads on credit default swaps. The first quarter of 2004 included mortgage-related trading losses and losses on our equity business from a retained stock position.

•	Other Income increased $189 million as a result of the Merger and early leasing terminations.

For more information on Noninterest Income, see Business Segment Operations beginning on page 37.

Gains on Sales of Debt Securities

Gains on Sales of Debt Securities for the three months ended March 31, 2005 were $659 million compared to $495 million for the same period in 2004, as we continued to reposition the ALM portfolio in response to interest rate fluctuations and to manage mortgage prepayment risk. For more information on Gains on Sales of Debt Securities, see Market Risk Management beginning on page 74.

Provision for Credit Losses

The Provision for Credit Losses decreased $44 million to $580 million for the three months ended March 31, 2005 compared to the same period in 2004. This decline was driven by lower commercial net charge-offs of $135 million and continued improvements in credit quality in the commercial loan portfolio. Partially offsetting this decrease was an increase in the Provision for Credit Losses in our consumer credit card portfolio primarily driven by higher credit card net charge-offs of $297 million, of which $139 million was attributed to the addition of the

FleetBoston credit card portfolio. Organic credit card portfolio growth, continued seasoning of credit card accounts, the return of previously securitized loans to the balance sheet in 2004, as well as increases effective in 2004 in credit card minimum payment requirements drove higher net charge-offs. The increased net charge-offs associated with the increase in required credit card minimum payments did not impact the Provision for Credit Losses in the first quarter of 2005 as those net charge-offs were provided for in late 2004. For more information on credit quality, see Credit Risk Management beginning on page 58.

Noninterest Expense

Noninterest Expense

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Personnel	$3,701	$2,752
Occupancy	636	488
Equipment	297	261
Marketing	337	281
Professional fees	177	160
Amortization of intangibles	208	54
Data processing	364	284
Telecommunications	206	151
Other general operating	1,019	999
Merger and restructuring charges	112	—

Total noninterest expense	$7,057	$5,430

Noninterest Expense increased $1.6 billion to $7.1 billion for the three months ended March 31, 2005 compared to the same period in 2004, primarily due to the addition of FleetBoston.

•	Personnel Expense increased $949 million primarily due to the $698 million impact of FleetBoston associates.

•	Occupancy Expense increased $148 million due to the $142 million impact of the Merger.

•	Amortization of Intangibles increased $154 million driven by the amortization of intangible assets acquired in the Merger.

•	Merger and Restructuring Charges were $112 million in connection with the integration of FleetBoston’s operations. For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

For more information on Noninterest Expense, see Business Segment Operations beginning on page 37.

Income Tax Expense

Income Tax Expense was $2.3 billion, reflecting an effective tax rate of 33.4 percent, for the three months ended March 31, 2005 compared to $1.3 billion and 32.5 percent for the three months ended March 31, 2004. The difference in the effective tax rate between years resulted primarily from the application of purchase accounting to certain leveraged leases acquired in the Merger, an increase in state tax expense generally related to higher tax rates in the Northeast, as well as a higher level of pre-tax income.

Assets

Average Loans and Leases increased $9.5 billion, or two percent, for the three months ended March 31, 2005 compared to the three months ended December 31, 2004. Average Securities increased $33.4 billion, or 20 percent, as a result of repositioning our ALM portfolio and investing excess cash from deposit growth. Additionally, for the three months ended March 31, 2005 compared to the three months ended December 31, 2004, average trading-related assets increased $11.5 billion, or five percent, as we expanded our trading book to accommodate the needs of our clients. For more information, see Table 4 on page 35.

Liabilities and Shareholders’ Equity

Average core deposits increased $9.3 billion, or two percent for the three months ended March 31, 2005 compared to the three months ended December 31, 2004. The increase was attributable to organic growth which resulted from our continued improvements in customer satisfaction, new product offerings and our account growth efforts. At March 31, 2005, our Tier 1 Capital ratio was 8.20 percent, compared to 8.10 percent at December 31, 2004. For more information, see Table 4 on page 35 and Capital Management beginning on page 56.

Table 1

Selected Quarterly Financial Data

	2005 Quarter	2004 Quarters
(Dollars in millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$7,873	$7,747	$7,665	$7,581	$5,801
Noninterest income	6,149	5,966	4,922	5,467	3,730
Total revenue	14,022	13,713	12,587	13,048	9,531
Provision for credit losses	580	706	650	789	624
Gains on sales of debt securities	659	101	732	795	495
Noninterest expense	7,057	7,333	7,021	7,228	5,430
Income before income taxes	7,044	5,775	5,648	5,826	3,972
Income tax expense	2,349	1,926	1,884	1,977	1,291
Net income	4,695	3,849	3,764	3,849	2,681
Average common shares issued and outstanding (in thousands)	4,032,550	4,032,979	4,052,304	4,062,384	2,880,306
Average diluted common shares issued and outstanding (in thousands)	4,099,062	4,106,040	4,121,375	4,131,290	2,933,402

Performance ratios
Return on average assets	1.59%	1.33%	1.37%	1.41%	1.29%
Return on average common shareholders’ equity	19.30	15.63	15.56	16.63	22.16
Total equity to total assets (period end)	8.13	8.97	9.14	9.35	6.10
Total average equity to total average assets	8.23	8.51	8.79	8.52	5.84
Dividend payout	39.02	47.45	48.75	42.60	43.21

Per common share data
Earnings	$1.16	$0.95	$0.93	$0.95	$0.93
Diluted earnings	1.14	0.94	0.91	0.93	0.91
Dividends paid	0.45	0.45	0.45	0.40	0.40
Book value	24.35	24.56	24.14	23.51	16.85

Average balance sheet
Total loans and leases	$524,944	$515,463	$503,078	$497,158	$374,077
Total assets	1,200,883	1,152,551	1,096,683	1,094,459	833,192
Total deposits	627,419	609,936	587,878	582,305	425,075
Long-term debt	97,126	99,588	98,361	96,395	78,852
Common shareholders’ equity	98,542	97,828	96,120	92,943	48,632
Total shareholders’ equity	98,814	98,100	96,392	93,266	48,686

Capital ratios
Risk-based capital:
Tier 1	8.20%	8.10%	8.08%	8.20%	7.73%
Total	11.46	11.63	11.71	11.97	11.46
Leverage	5.82	5.82	5.92	5.83	5.43

Market price per share of common stock
Closing	$44.10	$46.99	$43.33	$42.31	$40.49
High closing	47.08	47.44	44.98	42.72	41.38
Low closing	43.66	43.62	41.81	38.96	39.15

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

Net Interest Income - FTE Basis

In addition, we view Net Interest Income and related ratios and analysis (i.e. efficiency ratio, net interest yield and operating leverage) on a FTE basis. Although this is a non-GAAP measure, we believe managing the business with Net Interest Income on a FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, Net Interest Income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis with a corresponding increase in Income Tax Expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of Net Interest Income arising from both taxable and tax-exempt sources.

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

Return on Average Equity and Shareholder Value Added

We also evaluate our business based upon return on average equity (ROE) and shareholder value added (SVA) measures. ROE and SVA, both utilize non-GAAP allocation methodologies. ROE measures the earnings contribution of a unit as a percentage of the Shareholders’ Equity allocated to that unit. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital. For more information, see Basis of Presentation beginning on page 37. Both measures are used to evaluate the Corporation’s use of equity (i.e. capital) at the individual unit level and are integral components in the analytics for resource allocation. Using SVA as a performance measure places specific focus on whether incremental investments generate returns in excess of the costs of capital associated with those investments. Investments and initiatives are analyzed using SVA during the annual planning process for maximizing allocation of corporate resources. In addition, profitability, relationship and investment models all use ROE and SVA as key measures to support our overall growth goal.

Table 2

Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended March 31
(Dollars in millions, except per share information)	2005	2004
Operating basis (1)
Operating earnings	$4,770	$2,681
Operating earnings per common share	1.18	0.93
Diluted operating earnings per common share	1.16	0.91
Shareholder value added	2,305	1,405
Return on average assets	1.61%	1.29%
Return on average common shareholders’ equity	19.61	22.16
Efficiency ratio (fully taxable-equivalent basis)	48.83	55.98
Dividend payout ratio	38.41	43.21

Fully taxable-equivalent basis data
Net interest income	$8,072	$5,970
Total revenue	14,221	9,700
Net interest yield	3.11%	3.26%
Efficiency ratio	49.62	55.98

Reconciliation of net income to operating earnings
Net income	$4,695	$2,681
Merger and restructuring charges	112	—
Related income tax benefit	(37)	—

Operating earnings	$4,770	$2,681

Reconciliation of EPS to operating EPS
Earnings per common share	$1.16	$0.93
Effect of merger and restructuring charges, net of tax benefit	0.02	—

Operating earnings per common share	$1.18	$0.93

Reconciliation of diluted EPS to diluted operating EPS
Diluted earnings per common share	$1.14	$0.91
Effect of merger and restructuring charges, net of tax benefit	0.02	—

Diluted operating earnings per common share	$1.16	$0.91

Reconciliation of net income to shareholder value added
Net income	$4,695	$2,681
Amortization of intangibles	208	54
Merger and restructuring charges, net of tax benefit	75	—

Cash basis earnings on an operating basis	4,978	2,735
Capital charge	(2,673)	(1,330)

Shareholder value added	$2,305	$1,405

Reconciliation of return on average assets to operating return on average assets
Return on average assets	1.59%	1.29%
Effect of merger and restructuring charges, net of tax benefit	0.02	—

Operating return on average assets	1.61%	1.29%

Reconciliation of return on average common shareholders’ equity to operating return on average common shareholders’ equity
Return on average common shareholders’ equity	19.30%	22.16%
Effect of merger and restructuring charges, net of tax benefit	0.31	—

Operating return on average common shareholders’ equity	19.61%	22.16%

Reconciliation of efficiency ratio to operating efficiency ratio (fully taxable-equivalent basis)
Efficiency ratio	49.62%	55.98%
Effect of merger and restructuring charges, net of tax benefit	(0.79)	—

Operating efficiency ratio	48.83%	55.98%

Reconciliation of dividend payout ratio to operating dividend payout ratio
Dividend payout ratio	39.02%	43.21%
Effect of merger and restructuring charges, net of tax benefit	(0.61)	—

Operating dividend payout ratio	38.41%	43.21%

(1)	Operating basis excludes Merger and Restructuring Charges. Merger and Restructuring Charges were $112 million for the three months ended March 31, 2005.

Core Net Interest Income

In managing our business, we review core net interest income, which adjusts reported Net Interest Income on a FTE basis for the impact of trading-related activities and revolving securitizations. As discussed in the Global Capital Markets and Investment Banking business segment section beginning on page 46, we evaluate our trading results and strategies based on total trading-related revenue, calculated by combining trading-related Net Interest Income with Trading Account Profits. We also adjust for loans that we originated and sold into revolving credit card, home equity line and commercial loan securitizations. Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, is recorded for assets that have been securitized as we are compensated for servicing the securitized assets and record servicing income and gains or losses on securitizations, where appropriate. An analysis of core net interest income, earning assets and yields, which adjusts for the impact of these two non-core items from reported Net Interest Income on a FTE basis, is shown below.

Table 3

Core Net Interest Income

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income
As reported (fully taxable-equivalent basis)	$8,072	$5,970
Trading-related net interest income	(422)	(577)
Impact of revolving securitizations	255	38

Core net interest income	$7,905	$5,431

Average earning assets
As reported	$1,044,914	$734,808
Trading-related earning assets	(264,472)	(209,958)
Impact of revolving securitizations	10,791	1,553

Core average earning assets	$791,233	$526,403

Net interest yield on earning assets
As reported (fully taxable-equivalent basis)	3.11%	3.26%
Impact of trading-related activities	0.84	0.86
Impact of revolving securitizations	0.07	0.01

Core net interest yield on earning assets	4.02%	4.13%

Core net interest income increased $2.5 billion for the three months ended March 31, 2005. Approximately half of the increase was due to the Merger. Other activities within the portfolio affecting core net interest income include consumer and middle market loan growth, higher domestic deposit funding levels, ALM activity net of the impact of spread compression, partially offset by a lower trading-related contribution and net decreases in large corporate, foreign, and exited businesses.

Core average earning assets increased $264.8 billion primarily due to higher ALM levels, (primarily securities and mortgages) and higher levels of consumer loans (primarily credit card loans and home equity lines). The increases in these assets were due to both the Merger and organic growth. The increase in revolving securitizations primarily reflects the impact of the Merger, as balances related to FleetBoston represented an increase of $10.3 billion and balances related to Bank of America declined $1.1 billion.

The core net interest yield decreased 11 bps due to the impact of ALM portfolio repositioning, including the impact of spread compression, partially offset by higher levels of core deposits and consumer loans.

Table 4

Quarterly Average Balances and Interest Rates - Fully Taxable-equivalent Basis

	First Quarter 2005			Fourth Quarter 2004
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,327	$101	2.87%	$15,620	$128	3.24%
Federal funds sold and securities purchased under agreements to resell	147,855	893	2.43	149,226	712	1.90
Trading account assets	117,748	1,203	4.10	110,585	1,067	3.85
Securities	204,574	2,561	5.01	171,173	2,083	4.87
Loans and leases (1):
Residential mortgage	178,098	2,412	5.43	178,879	2,459	5.49
Credit card	51,310	1,373	10.85	49,366	1,351	10.88
Home equity lines	51,477	692	5.45	48,336	609	5.01
Direct/Indirect consumer	41,620	573	5.58	39,526	551	5.55
Other consumer (2)	7,305	158	8.75	7,557	153	8.07

Total consumer	329,810	5,208	6.37	323,664	5,123	6.31

Commercial - domestic	123,803	1,983	6.49	121,412	1,914	6.27
Commercial real estate	33,016	430	5.29	31,355	392	4.98
Commercial lease financing	20,745	260	5.01	20,204	254	5.01
Commercial - foreign	17,570	258	5.96	18,828	272	5.76

Total commercial	195,134	2,931	6.08	191,799	2,832	5.88

Total loans and leases	524,944	8,139	6.27	515,463	7,955	6.15

Other earning assets	35,466	455	5.19	35,937	457	5.08

Total earning assets (3)	1,044,914	13,352	5.15	998,004	12,402	4.96

Cash and cash equivalents	31,382			31,028
Other assets, less allowance for loan and lease losses	124,587			123,519

Total assets	$1,200,883			$1,152,551

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$37,000	$35	0.39%	$36,927	$36	0.39%
NOW and money market deposit accounts	233,392	651	1.13	234,596	589	1.00
Consumer CDs and IRAs	118,989	769	2.62	109,243	711	2.59
Negotiable CDs, public funds and other time deposits	10,291	96	3.73	7,563	81	4.27

Total domestic interest-bearing deposits	399,672	1,551	1.57	388,329	1,417	1.45

Foreign interest-bearing deposits (4):
Banks located in foreign countries	22,084	316	5.81	17,953	275	6.11
Governments and official institutions	6,831	43	2.58	5,843	33	2.21
Time, savings and other	30,770	133	1.75	30,459	104	1.36

Total foreign interest-bearing deposits	59,685	492	3.35	54,255	412	3.02

Total interest-bearing deposits	459,357	2,043	1.80	442,584	1,829	1.64

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	276,483	1,969	2.89	252,384	1,543	2.43
Trading account liabilities	44,507	427	3.89	37,387	352	3.74
Long-term debt	97,126	841	3.46	99,588	724	2.91

Total interest-bearing liabilities (3)	877,473	5,280	2.43	831,943	4,448	2.13

Noninterest-bearing sources:
Noninterest-bearing deposits	168,062			167,352
Other liabilities	56,534			55,156
Shareholders’ equity	98,814			98,100

Total liabilities and shareholders’ equity	$1,200,883			$1,152,551

Net interest spread			2.72			2.83
Impact of noninterest-bearing sources			0.39			0.35

Net interest income/yield on earning assets		$8,072	3.11%		$7,954	3.18%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(2)	Includes consumer finance of $3,362 million in the first quarter of 2005 and $3,473 million, $3,644 million, $3,828 million and $3,999 million in the fourth, third, second and first quarters of 2004, respectively; foreign consumer of $3,532 million in the first quarter of 2005 and $3,523 million, $3,304 million, $3,256 million and $1,989 million in the fourth, third, second and first quarters of 2004, respectively; and consumer lease financing of $411 million in the first quarter of 2005 and $561 million, $745 million, $1,058 million and $1,491 million in the fourth, third, second and first quarters of 2004, respectively.
(3)	Interest income includes the impact of interest rate risk management contracts, which increased interest income on the underlying assets $437 million in first quarter of 2005 and $496 million, $531 million, $658 million and $715 million in the fourth, third, second and first quarters of 2004, respectively. These amounts were substantially offset by corresponding decreases in the income earned on the underlying assets. Interest expense includes the impact of interest rate risk management contracts, which increased interest expense on the underlying liabilities $175 million in the first quarter of 2005 and $155 million, $217 million, $333 million and $183 million in the fourth, third, second and first quarters of 2004, respectively. These amounts were substantially offset by corresponding decreases in the interest paid on the underlying liabilities. For further information on interest rate contracts, see “Interest Rate Risk Management” beginning on page 77.
(4)	Primarily consists of time deposits in denominations of $100,000 or more.

	Third Quarter 2004			Second Quarter 2004			First Quarter 2004
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments	$14,726	$127	3.45%	$14,384	$59	1.65%	$12,268	$48	1.57%
Federal funds sold and securities purchased under agreements to resell	128,339	484	1.50	124,383	413	1.33	113,761	434	1.53
Trading account assets	98,459	975	3.96	104,391	1,025	3.94	105,033	1,025	3.91
Securities	169,515	2,095	4.94	159,797	1,925	4.82	99,755	1,223	4.91
Loans and leases (1):
Residential mortgage	175,046	2,371	5.41	173,158	2,284	5.29	141,898	1,960	5.53
Credit card	45,818	1,265	10.98	43,160	1,167	10.88	35,303	870	9.92
Home equity lines	44,309	514	4.62	40,424	450	4.48	24,379	262	4.31
Direct/Indirect consumer	38,951	538	5.49	39,763	540	5.44	34,045	464	5.49
Other consumer (2)	7,693	152	7.91	8,142	169	8.32	7,479	120	6.42

Total consumer	311,817	4,840	6.19	304,647	4,610	6.07	243,104	3,676	6.07

Commercial - domestic	122,093	1,855	6.04	123,970	1,843	5.98	90,946	1,511	6.68
Commercial real estate	30,792	344	4.44	30,311	317	4.20	19,815	210	4.26
Commercial lease financing	20,125	233	4.64	20,086	237	4.72	9,459	95	4.00
Commercial - foreign	18,251	245	5.34	18,144	237	5.24	10,753	95	3.57

Total commercial	191,261	2,677	5.57	192,511	2,634	5.50	130,973	1,911	5.87

Total loans and leases	503,078	7,517	5.95	497,158	7,244	5.85	374,077	5,587	6.00

Other earning assets	34,266	460	5.33	38,407	494	5.17	29,914	404	5.42

Total earning assets (3)	948,383	11,658	4.90	938,520	11,160	4.77	734,808	8,721	4.76

Cash and cash equivalents	29,469			30,320			23,187
Other assets, less allowance for loan and lease losses	118,831			125,619			75,197

Total assets	$1,096,683			$1,094,459			$833,192

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$36,823	$35	0.38%	$35,864	$31	0.34%	$26,159	$17	0.27%
NOW and money market deposit accounts	233,602	523	0.89	233,702	488	0.84	155,835	321	0.83
Consumer CDs and IRAs	101,250	668	2.63	93,017	587	2.54	75,341	567	3.03
Negotiable CDs, public funds and other time deposits	5,654	69	4.85	4,737	66	5.60	5,939	74	5.01

Total domestic interest-bearing deposits	377,329	1,295	1.37	367,320	1,172	1.28	263,274	979	1.50

Foreign interest-bearing deposits (4):
Banks located in foreign countries	17,864	307	6.83	18,945	287	6.10	18,954	171	3.62
Governments and official institutions	5,021	22	1.80	5,739	23	1.58	4,701	19	1.63
Time, savings and other	29,513	87	1.17	29,882	47	0.64	21,054	37	0.71

Total foreign interest-bearing deposits	52,398	416	3.16	54,566	357	2.63	44,709	227	2.04

Total interest-bearing deposits	429,727	1,711	1.58	421,886	1,529	1.46	307,983	1,206	1.57

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	226,025	1,152	2.03	235,701	1,019	1.74	195,866	720	1.48
Trading account liabilities	37,706	333	3.51	31,620	298	3.78	34,543	334	3.90
Long-term debt	98,361	626	2.54	96,395	563	2.34	78,852	491	2.49

Total interest-bearing liabilities (3)	791,819	3,822	1.92	785,602	3,409	1.74	617,244	2,751	1.79

Noninterest-bearing sources:
Noninterest-bearing deposits	158,151			160,419			117,092
Other liabilities	50,321			55,172			50,170
Shareholders’ equity	96,392			93,266			48,686

Total liabilities and shareholders’ equity	$1,096,683			$1,094,459			$833,192

Net interest spread			2.98			3.03			2.97
Impact of noninterest-bearing sources			0.32			0.28			0.29

Net interest income/yield on earning assets		$7,836	3.30%		$7,751	3.31%		$5,970	3.26%

Business Segment Operations

Segment Description

The Corporation reports the results of its operations through four business segments: Global Consumer and Small Business Banking, Global Business and Financial Services, Global Capital Markets and Investment Banking, and Global Wealth and Investment Management. During the first quarter of 2005, Latin America was realigned and is now included in the results of Global Business and Financial Services, rather than All Other. Latin America includes the Corporation’s full-service Latin American operations in Brazil, Argentina, Chile and Uruguay. Also during the first quarter of 2005, Business Banking was realigned and included in the results of Global Business and Financial Services, rather than Global Consumer and Small Business Banking. Business Banking serves our client-managed small business customers. All Other consists primarily of Equity Investments, Noninterest Income and Expense amounts associated with the ALM process (including Gains on Sales of Debt Securities), the allowance for credit losses process residual, the residual impact of allocation methodologies, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated.

Basis of Presentation

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures many of which were discussed in Supplemental Financial Data on page 32. The starting point in evaluating results is the operating results of the businesses, which by definition excludes Merger and Restructuring Charges. The segment results also reflect certain revenue and expense methodologies, which are utilized to determine operating income. The Net Interest Income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net Interest Income also reflects an allocation of Net Interest Income generated by assets and liabilities used in our ALM process. The results of the business segments will fluctuate based on the performance of corporate ALM activities.

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

Equity is allocated to the business segments using a risk-adjusted methodology incorporating each unit’s credit, market and operational risk components. The nature of these risks is discussed further beginning on page 58. ROE is calculated by dividing Net Income by allocated equity. SVA is defined as cash basis earnings on an operating basis less a charge for the use of capital (i.e. equity). Cash basis earnings on an operating basis are defined as Net Income adjusted to exclude Merger and Restructuring Charges, and Amortization of Intangibles. The charge for use of capital is calculated by multiplying 11 percent (management’s estimate of the shareholders’ minimum required rate of return on capital invested) by average total common shareholders’ equity at the corporate level and by average allocated equity at the business segment level. Average equity is allocated to the business level using a methodology identical to that used in the ROE calculation. Management reviews the estimate of the rate used to calculate the capital charge annually. We use the Capital Asset Pricing Model to estimate our cost of capital.

See Note 12 of the Consolidated Financial Statements for additional business segment information, selected financial information for the business segments and reconciliations to consolidated Total Revenue and Net Income amounts.

Global Consumer and Small Business Banking

Our strategy is to attract, retain and deepen customer relationships. A critical component of that strategy includes continuously improving customer satisfaction. We believe this focus will help us achieve our goal of being recognized as the best retail bank in North America.

Global Consumer and Small Business Banking distributes a wide range of products and services to more than 34 million consumer households and 3 million small business customers in 29 states and the District of Columbia through its network of 5,889 banking centers, 16,798 domestic branded ATMs, and telephone and Internet channels. These products include deposit products such as checking accounts, savings accounts, time deposits, debit card products and credit products such as credit card, home equity products and residential mortgages. The services include the issuance and servicing of credit cards; origination, fulfillment and servicing of residential mortgage loans; direct banking via the Internet, deposit services, student lending and certain insurance services.

Global Consumer and Small Business Banking

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income (fully taxable-equivalent basis)	$4,251	$3,094
Noninterest income	2,710	1,630

Total revenue	6,961	4,724
Provision for credit losses	714	429

Gains (losses) on sales of debt securities	(1)	1

Noninterest expense	3,309	2,601

Income before income taxes	2,937	1,695
Income tax expense	1,038	625

Net income	$1,899	$1,070

Shareholder value added	$1,154	$716
Net interest yield (fully taxable-equivalent basis)	5.66%	5.62%
Return on average equity	23.54	30.30
Efficiency ratio (fully taxable-equivalent basis)	47.55	55.07
Average:
Total loans and leases	$138,670	$86,082
Total assets	332,773	234,539
Total deposits	299,789	216,850
Common equity/Allocated equity	32,711	14,197
Period end:
Total loans and leases	137,837	86,582
Total assets	334,852	241,426
Total deposits	305,239	222,066

Total Revenue for Global Consumer and Small Business Banking increased $2.2 billion, or 47 percent, of which FleetBoston contributed $1.3 billion. Provision for Credit Losses increased $285 million to $714 million, of which $147 million was related to the addition of FleetBoston. Noninterest Expense grew by $708 million, or 27 percent, to $3.3 billion with $473 million due to FleetBoston. Net Income rose $829 million, or 77 percent, including the $409 million impact of the addition of FleetBoston. SVA increased $438 million, or 61 percent, with $85 million attributable to FleetBoston. This increase was the result of an increase in cash basis earnings partially offset by an increase in the capital allocation due to the Merger.

Net Interest Income increased $1.2 billion largely due to the net effect of the growth in consumer loans and leases, and deposit balances. Net Interest Income was positively impacted by the $52.6 billion, or 61 percent, increase in average Loans and Leases. This increase was driven by a $16.0 billion, or 45 percent, increase in average on-balance sheet consumer credit card outstandings, a $23.9 billion, or 117 percent, increase in balances on home equity loans and lines, and an $8.9 billion, or 41 percent, increase in residential mortgages. The addition of FleetBoston was the primary driver to the portfolio growth. Deposit growth also positively impacted Net Interest Income. Average Deposits increased $82.9 billion, or 38 percent, driven by consumer deposit balances from the addition of FleetBoston customers of $64.9 billion, higher customer retention, our focus on attracting new customers and deepening existing relationships.

Noninterest Income increased $1.1 billion, or 66 percent, to $2.7 billion for the three months ended March 31, 2005 compared to the same period in 2004. FleetBoston contributed $416 million to Noninterest Income. Overall, this improvement was primarily due to a $477 million, or 63 percent, increase in Card Income to $1.2 billion, a $292 million improvement in Trading Account Profits, and an increase of $233 million, or 27 percent, in Service Charges to $1.1 billion. Card Income increased mainly due to increases in purchase volumes for both credit and debit cards, the impact of the NPC acquisition, and increases in average managed credit card outstandings. These increases were due to both the growth of our card businesses, and the addition of the FleetBoston portfolio. Prior year Trading Account Profits included the writedown of Excess Spread Certificates (the Certificates) prior to their conversion to Mortgage Servicing Rights (MSRs). The increase in Service Charges was due primarily to the addition of FleetBoston customers and the growth in new accounts.

The Provision for Credit Losses increased $285 million to $714 million, primarily driven by higher credit card net charge-offs of $297 million, of which $139 million was attributed to the addition of the FleetBoston credit card portfolio. Organic credit card portfolio growth, continued seasoning of credit card accounts, the return of previously securitized loans to the balance sheet in 2004 and increases effective in 2004 in credit card minimum payment requirements drove higher net charge-offs. The increased net charge-offs associated with the increase in required credit card minimum payments did not impact the Provision for Credit Losses in the first quarter of 2005 as those net charge-offs were provided for in late 2004. For more information, see Credit Risk Management beginning on page 58.

Noninterest Expense increased $708 million, or 27 percent. Driving this increase were increases in Other General Operating Expense of $297 million, Personnel Expense of $167 million and Amortization of Intangibles of $107 million. The impact of the addition of FleetBoston to Noninterest Expense was $473 million, including $144 million of Other General Operating Expense, $135 million of Personnel Expense and $90 million of Amortization of Intangibles.

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

We evaluate our Card Services business on both a managed and held basis. Managed card revenue adjusts for the impact of card securitization activity, which is used as a financing tool. For assets that have been securitized, we record Noninterest Income, rather than Net Interest Income and Provision for Credit Losses, as we are compensated for servicing income and gains or losses on securitizations. Managed card revenue excludes the impact of the net gains on the securitized credit card portfolio of $13 million and $5 million for the three months ended March 31, 2005 and 2004. These amounts are the result of the differences in internal and external funding costs as well as the amortization of previously recognized securitization gains. After the revolving period of the securitizations, the card receivables return to our balance sheet. This has the effect of increasing Loans and Leases and increasing Net Interest Income and the Provision for Credit Losses (including net charge-offs), with a reduction in Noninterest Income.

The following table presents the components of Total Revenue for Card Services on a managed and held basis.

Card Services Revenue

	Three Months Ended March 31
	2005		2004
(Dollars in millions)	Managed	Held	Managed	Held
Net interest income	$1,359	$1,155	$831	$792
Noninterest income	884	930	515	529

Total card services revenue	$2,243	$2,085	$1,346	$1,321

Strong credit card performance and the addition of the FleetBoston card portfolio drove Card Services results. Held credit card revenue increased $764 million, or 58 percent, to $2.1 billion. Driving this increase was the $363 million increase in held Net Interest Income, due to a $16.0 billion, or 45 percent, increase in average held consumer credit card outstandings. The increase in held consumer credit card outstandings was due to the addition of approximately six million new accounts through our branch network and direct marketing programs, and the $6.3 billion impact of the addition of the held FleetBoston consumer credit card portfolio. Managed credit card revenue increased $897 million, or 67 percent, to $2.2 billion. This increase included the $528 million, or 64 percent, increase in managed Net Interest Income. Average managed consumer credit card outstandings were $58.1 billion during the three months ended March 31, 2005 compared to $36.9 billion during the same period in 2004.

The increase in held credit card Noninterest Income of $401 million resulted from higher merchant discount fees, interchange fees, late fees, overlimit fees and cash advance fees. Merchant discount fees increased $116 million primarily due to the acquisition of NPC. Also impacting Noninterest Income were increases in interchange fees of $52 million, late fees of $46 million, overlimit fees of $20 million and cash advance fees of $11 million. Interchange fees increased mainly due to a $4.6 billion, or 32 percent, increase in consumer credit card purchase volumes. The effect of the addition of FleetBoston on these fee categories was $13 million on merchant discount fees, $43 million on interchange fees, $18 million on late fees, $12 million on overlimit fees, and $2 million on cash advance fees, respectively. Noninterest Income on a managed basis increased $369 million, or 72 percent during the three months ended March 31, 2005 compared to the same period in 2004.

The Provision for Credit Losses increased $226 million, or 51 percent, to $672 million driven by higher net charge-offs of $297 million, of which $139 million was attributable to the addition of the FleetBoston card portfolio. Organic credit card portfolio growth, continued seasoning of credit card accounts, the return of $4.2 billion of previously securitized credit card loans to the balance sheet in 2004, and increases effective in 2004 in credit card minimum payment requirements drove higher net charge-offs in the first quarter of 2005. The increased net charge-offs associated with the increase in required credit card minimum payments did not impact the Provision for Credit Losses in the first quarter of 2005 as those net charge-offs were provided for in late 2004. Net losses on the portfolio that was securitized were $145 million and $20 million for the three months ended March 31, 2005 and 2004. The increase was attributable to the addition of the FleetBoston portfolio. For more information, see Credit Risk Management beginning on page 58.

Consumer Real Estate

Consumer Real Estate generates revenue by providing an extensive line of mortgage products and services to customers nationwide. Consumer Real Estate products are available to our customers through a retail network of personal bankers located in 5,889 banking centers, dedicated sales account executives in over 190 locations and through a dedicated sales force offering our customers direct telephone and online access to our products. Additionally, we serve our customers through a partnership with more than 7,200 mortgage brokers in all 50 states. The mortgage product offerings for home purchase and refinancing needs include fixed and adjustable rate loans, first and second lien loans, home equity lines of credit, and lot and construction loans. To manage this portfolio, these products are either sold into the secondary mortgage market to investors while we retain the customer relationship and servicing rights or are held on our balance sheet.

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

The following table shows the Global Consumer and Small Business revenue components of the Consumer Real Estate business.

Consumer Real Estate Revenue

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income	$533	$403
Mortgage banking income (1, 2)	274	238
Trading account profits	—	(291)
Other income	15	20

Total consumer real estate revenue	$822	$370

(1)	Includes gains related to hedge ineffectiveness of cash flow hedges on our mortgage warehouse of $59 million and $49 million for the three months ended March 31, 2005 and 2004.
(2)	For the three months ended March 31, 2005 and 2004, Mortgage Banking Income included revenue of $53 million and $29 million for mortgage services provided to other segments that are eliminated in consolidation (in All Other).

Total revenue for the Consumer Real Estate business increased by $452 million, to $822 million, for the three months ended March 31, 2005 compared to the same period in 2004. Net Interest Income increased by $130 million primarily driven by higher average balances in the Global Consumer and Small Business Banking home equity portfolio, which grew from $20.5 billion for the three months ended March 31, 2004 to $44.4 billion for the three months ended March 31, 2005. Home equity average balances across all business lines grew by $31.6 billion to $58.9 billion for the three months ended March 31, 2005 compared to the same period in 2004. This portfolio growth was attributable to an expanded home equity market due to the addition of FleetBoston and additional product offerings. The home equity business produced $12.3 billion in loans and lines of credit during the three months ended March 31, 2005 compared to $4.9 billion during the three months ended March 31, 2004. Home equity production across all business lines improved $9.0 billion to $15.4 billion for the first quarter of 2005 compared to the same period in 2004. The impact of spread compression and lower average balances of residential first mortgages held-for-sale was $43 million lower net interest income during the three months ended March 31, 2005 compared to the same period in 2004.

Prior to conversion of the Excess Spread Certificates (the Certificates) to Mortgage Servicing Rights (MSRs) in June 2004, changes in the value of the Certificates, MSRs and derivatives used for risk management were recognized as Trading Account Profits. For the three months ended March 31, 2004, Trading Account Profits included $296 million of downward adjustments for changes to valuation assumptions and prepayment adjustments offset by net hedging results of $5 million. For more information on the conversion, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report. Other income includes premiums collected through our mortgage insurance captive and other miscellaneous revenue items.

Mortgage Banking Income increased from $238 million for the three months ended March 31, 2004 to $274 million for the three months ended March 31, 2005. The following summarizes the components of Mortgage Banking Income that includes production income that is the result of loans sold in the secondary market and servicing income, which reflects the performance of the servicing portfolio.

Mortgage Banking Income

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Production income	$185	$183

Servicing income:
Servicing fees and ancillary income	204	80
Amortization of MSRs	(144)	(25)
Net MSR and SFAS 133 derivative hedge adjustments (1)	5	—
Gains on derivatives (2)	6	—
Recoveries of MSRs	18	—

Total net servicing income	89	55

Total mortgage banking income	$274	$238

(1)	Represents derivative hedge losses of $145 million under SFAS 133 hedges, offset by an increase in the value of the MSRs of $150 million for the three months ended March 31, 2005. For additional information on MSRs, see Note 7 of the Consolidated Financial Statements.
(2)	Gains on derivatives used as economic hedges of MSRs not designated as SFAS 133 hedges.

During the three months ended March 31, 2005, production was $15.2 billion for residential first mortgages within Global Consumer and Small Business Banking compared to $21.8 billion during the same period of 2004. Across all business lines, production was $17.5 billion for residential first mortgages during the three months ended March 31, 2005, a $6.4 billion decline from the same period a year ago. Although volumes declined, production income increased $2 million to $185 million compared to the same period last year. This increase was primarily driven by improved execution on sales to the secondary market. Of the first quarter 2005 volume across all business lines, $11.9 billion was originated through retail channels and $5.6 billion was originated in our wholesale channel. This compares to $14.0 billion and $9.8 billion during the first quarter of 2004. Contributing to the decline in production across all business lines during the three months ended March 31, 2005, refinance activity was approximately 55 percent of the production compared to 71 percent during the same period in 2004. The volume reductions resulted in lower loan sales to the secondary market, which totaled $13.1 billion, a 19 percent decrease from the same period in 2004.

Net servicing income was the primary driver of the increase in Mortgage Banking Income. Servicing fees are recognized when cash is received for performing servicing activities for others. Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors. Servicing income also includes any ancillary income, such as late fees, derived in connection with these activities.

Subsequent to the conversion of the Certificates in June 2004, MSRs are accounted for at the lower of cost or market with impairment recognized as a reduction to Mortgage Banking Income. A combination of derivatives and AFS securities (e.g. mortgage-backed securities) is utilized to hedge the changes associated with the value of MSRs. At March 31, 2005, $2.2 billion were hedged using a SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) strategy. The remaining $307 million in MSRs was covered by an economic hedge using AFS securities. During the three months ended March 31, 2005, the value of the AFS securities decreased $15 million and the Net Interest Income earned was $6 million.

The Consumer Real Estate servicing portfolio includes originated and retained residential mortgages, loans serviced for others and home equity loans. The servicing portfolio at March 31, 2005 was $337.5 billion, $5.0 billion higher than December 31, 2004, driven primarily by lower prepayment rates.

MSRs are intangible assets created when mortgages are sold to investors and we retain the right to service the loan. The amount capitalized as MSRs represents the current fair value of future net cash flows expected to be realized for performing servicing activities. The following table outlines our MSR statistical information:

Mortgage Servicing Rights

(Dollars in millions)	March 31 2005	December 31 2004
MSR data:
Balance (1)	$2,549	$2,359
Capitalization value	1.28%	1.19%
Unpaid balance	$198,977	$197,795
Number of customers (in thousands)	1,570	1,582

(1)	Excludes MSRs outside of Consumer Real Estate at March 31, 2005 and December 31, 2004 of $119 million and $123 million which are in Global Capital Markets and Investment Banking.

As of March 31, 2005, the MSR balance was $2.5 billion, or eight percent higher than at December 31, 2004. This value represented 128 bps as a percent of the related unpaid principal balance, an eight percent increase from December 31, 2004. For more information on MSRs, see Note 7 of the Consolidated Financial Statements.

Consumer Deposit Products

Consumer Deposit Products provides a comprehensive range of deposit products to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, regular and interest checking accounts, and a variety of business checking options.

Since the end of the first quarter of 2004, we added approximately 2.3 million net new retail checking accounts and 2.8 million net new retail savings accounts. This growth resulted from continued improvement in sales and service results in the Banking Center Channel, improved cross-sale ratios, the introduction of new products, advancement of our multicultural strategy, and access to the former FleetBoston franchise, where we opened 224,000 net new retail checking and 266,000 net new retail savings accounts since April 1, 2004. Account growth has occurred through productivity improvements in existing stores, as well as 165 new store openings since March 31, 2004.

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

Consumer Deposit Products Revenue

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income	$1,952	$1,294

Deposit service charges	1,102	871
Debit card income	356	237

Total noninterest income	1,458	1,108

Total deposit revenue	$3,410	$2,402

Deposit revenue grew $1.0 billion, or 42 percent. Driving this growth was the addition of FleetBoston, which contributed $649 million of deposit revenue.

Net Interest Income increased $658 million, or 51 percent. The primary driver of the increase was the $82.9 billion, or 38 percent, increase in average Deposits. Of this growth, $64.9 billion was related to the addition of FleetBoston customers through the Merger. The addition of FleetBoston contributed $443 million to Net Interest Income.

Deposit service charges increased $231 million, or 27 percent, due to the $159 million impact of the addition of FleetBoston and the growth of new accounts across our franchise.

Debit card income increased $119 million, or 50 percent. Driving the increase was growth in transaction activity, evidenced by a 45 percent increase in purchase volumes, partially offset by the negative impact of a lower interchange rate on signature debit card transactions. The impact of the addition of FleetBoston to debit card income was $47 million.

Global Business and Financial Services

This segment provides financial solutions to our clients throughout all stages of their financial cycles. Our strategy is to bring the capabilities of a global financial services organization to the local level. We serve our clients through a variety of businesses including Global Treasury Services, Middle Market Banking, Business Banking, Commercial Real Estate Banking, Leasing, Business Capital, Dealer Financial Services and Latin America. During the first quarter of 2005, Latin America was realigned and is now included in the results of Global Business and Financial Services. Also during the first quarter of 2005, Business Banking was realigned and included in the results of Global Business and Financial Services.

Global Treasury Services provides integrated working capital management and treasury solutions to clients across the U.S. and 37 countries. Our clients include multi-nationals, middle market companies, correspondent banks, commercial real estate firms and governments. Our services include treasury management, trade finance, foreign exchange, short-term credit facilities and short-term investing. The revenues and operating results where customers and clients are serviced are reflected in this segment, as well as other segments where customers are served: Global Consumer and Small Business Banking and Global Capital Markets and Investment Banking.

Middle Market Banking provides commercial lending, treasury management products and investment banking services to middle-market companies across the U. S.

Business Banking offers our client-managed small business customers a variety of business solutions to grow and manage their businesses. Products and services include a wide range of credit and treasury management solutions as well as other products and advisory services such as merchant services, card products, payroll and employee benefits.

Commercial Real Estate Banking, with offices in more than 60 cities across the U.S., provides project financing and treasury management to private developers, homebuilders and commercial real estate firms. This business also includes community development banking, which provides lending and investing services to low- and moderate-income communities.

Leasing provides leasing solutions to small business, middle-market and large corporations in the U.S. and internationally, offering expertise in the municipal, corporate aircraft, healthcare and vendor markets.

Business Capital provides asset-based lending financing solutions customized to meet clients’ capital needs by leveraging their assets on a secured basis in the U. S., Canada and European markets.

Dealer Financial Services provides lending and investing services, including floor plan programs for marine, recreational vehicle and auto dealerships to more than 10,000 dealer clients across the U.S.

Latin America includes our full-service Latin American operations in Brazil, Argentina, Chile and Uruguay. These businesses primarily service indigenous and multinational corporations, small businesses and affluent consumers. For more information on our Latin American operations, see Foreign Portfolio beginning on page 64.

Global Business and Financial Services

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income (fully taxable-equivalent basis)	$1,915	$1,138
Noninterest income	819	431

Total revenue	2,734	1,569
Provision for credit losses	(57)	91

Gains on sales of debt securities	1	—

Noninterest expense	997	568

Income before income taxes	1,795	910
Income tax expense	675	328

Net income	$1,120	$582

Shareholder value added	$350	$385
Net interest yield (fully taxable-equivalent basis)	4.27%	4.04%
Return on average equity	15.33	31.36
Efficiency ratio (fully taxable-equivalent basis)	36.45	36.22
Average:
Total loans and leases	$171,500	$109,193
Total assets	211,601	121,598
Total deposits	105,213	61,803
Common equity/Allocated equity	29,620	7,461
Period end:
Total loans and leases	174,513	110,249
Total assets	215,200	122,461
Total deposits	106,834	64,931

Total Revenue for Global Business and Financial Services increased $1.2 billion, or 74 percent, for the three months ended March 31, 2005 compared to the same period in 2004. The addition of FleetBoston accounted for the majority of the increase. The Provision for Credit Losses decreased $148 million, to a negative $57 million. Noninterest Expense increased $429 million to $997 million. Net Income rose $538 million to $1.1 billion. SVA decreased $35 million, or nine percent, as this segment’s increase in cash basis earnings was offset by the increased capital allocation due to Goodwill related to FleetBoston. Return on average equity was 15.33 percent compared to 31.36 percent during the same period in 2004. This decrease was primarily due to additional allocated equity as a result of the Merger.

Net Interest Income increased $777 million, largely due to the increase in commercial loans and leases, and deposit balances driven by the addition of FleetBoston earning assets as well as the net results of ALM activities. Net Interest Income was positively impacted by the $62.3 billion, or 57 percent, increase in average outstanding Loans and Leases driven by the impact of the Merger and loan growth in Business Banking, Middle Market Banking and Commercial Real Estate. Also contributing to the improvement in Net Interest Income was the $43.4 billion, or 70 percent, increase in average commercial deposits.

During the three months ended March 31, 2005, Noninterest Income increased $388 million, or 90 percent, to $819 million, compared to the same period in 2004. Overall, the increase was driven by a $186 million increase in Other Noninterest Income to $240 million, and a $128 million, or 54 percent, increase in Service Charges to $367 million. The increase in Other Noninterest Income was primarily due to the Merger, tax credit increases in Commercial Real Estate and early leasing terminations. The increase in Service Charges was primarily driven by the Merger. Also affecting the increase in Noninterest Income was the $32 million increase in Investment and Brokerage Services.

The Provision for Credit Losses declined $148 million from the same period in 2004 to a negative $57 million mainly as a result of Latin America where provision declined $159 million. Actions taken to reduce certain portfolio exposures drove the decrease in provision. Additionally, Latin America net recoveries were $14 million for the three months ended March 31, 2005 compared to net charge-offs of $3 million for the same period of 2004. For more information, see Credit Risk Management beginning on page 58.

Noninterest Expense increased $429 million, or 76 percent, primarily due to the addition of FleetBoston.

Global Capital Markets and Investment Banking

Our strategy is to align our resources with sectors where we can deliver value-added financial advisory solutions to our issuer and investor clients. This segment provides a broad range of financial services to domestic and international corporations, financial institutions, and government entities. Clients are supported through offices in 35 countries that are divided into four distinct geographic regions: U.S. and Canada; Asia; Europe, Middle East and Africa; and Mexico. Our products and services include loan originations, mergers and acquisitions advisory, debt and equity underwriting and trading, cash management, derivatives, foreign exchange, leveraged finance, structured finance and trade services.

During the fourth quarter of 2004, we announced a strategic initiative to invest approximately $675 million in Global Capital Markets and Investment Banking to expand on opportunities in the business’s platform. As of March 31, 2005, approximately half of this investment has been dedicated to be spent on personnel, technology and other infrastructure costs, which are all in various phases of execution.

This segment offers clients a comprehensive range of global capabilities through the following three financial services: Global Investment Banking, Global Credit Products and Global Treasury Services.

Global Investment Banking is comprised of Corporate and Investment Banking, and Global Capital Markets. Global Investment Banking underwrites and makes markets in equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, and mortgage-backed and asset-backed securities. We also provide debt and equity securities research, loan syndications, mergers and acquisitions advisory services and private placements. Further, we provide risk management solutions for customers using interest rate, equity, credit and commodity derivatives, foreign exchange, fixed income and mortgage-related products. In support of these activities, the businesses may take positions in these products and participate in market-making activities. The Global Investment Banking business is a primary dealer in the U.S. and in several international locations.

Global Credit Products provides credit and lending services for our corporate clients and institutional investors. Global Credit Products is also responsible for actively managing loan and counterparty risk in our large corporate portfolio using available risk mitigation techniques, including credit default swaps.

Global Treasury Services provides the technology, strategies and integrated solutions to help financial institutions, government agencies and corporate clients manage their cash flows. For additional information on Global Treasury Services, see Global Capital Markets and Investment Banking on page 46.

Global Capital Markets and Investment Banking

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income (fully taxable-equivalent basis)	$939	$1,030
Noninterest income	1,693	1,143

Total revenue	2,632	2,173
Provision for credit losses	(97)	(99)

Gains (losses) on sales of debt securities	30	(7)

Noninterest expense	1,647	1,562

Income before income taxes	1,112	703
Income tax expense	391	250

Net income	$721	$453

Shareholder value added	$449	$253
Net interest yield (fully taxable-equivalent basis)	1.19%	1.59%
Return on average equity	27.90	24.28
Efficiency ratio (fully taxable-equivalent basis)	62.55	71.88
Average:
Total loans and leases	$35,508	$29,333
Total assets	372,826	301,375
Total deposits	82,987	67,440
Common equity/Allocated equity	10,478	7,502
Period end:
Total loans and leases	35,548	28,274
Total assets	379,576	237,314
Total deposits	77,085	64,916

Total Revenue for Global Capital Markets and Investment Banking was $2.6 billion, reflecting a $459 million, or 21 percent, increase for the three months ended March 31, 2005 compared to the same period in 2004. The increase in market-based revenues was driven by trading-related revenue offset by a decline in Investment Banking Income. The Provision for Credit Losses remained relatively unchanged at a negative $97 million. Total Noninterest Expense increased $85 million or, five percent, to $1.6 billion. Net Income increased $268 million, or 59 percent. SVA increased $196 million to $449 million, as the segments increase in cash basis earnings was partially offset by the increase in the capital allocation due to Goodwill related to FleetBoston.

Net Interest Income decreased $91 million, or nine percent, to $939 million. Driving this decrease was the $155 million, or 27 percent, decrease in trading-related Net Interest Income. Despite the growth in average trading-related earning assets during the period, the contribution to Net Interest Income decreased due to a flattening yield curve that resulted in adjustments in our trading and hedging strategies. Overall, these changes increased our trading-related profits. Nontrading-related Net Interest Income increased $64 million, or 14 percent, from the benefit of the $15.5 billion, or 23 percent, increase in average Deposits and the $61.0 billion increase to $321.0 billion in average Total Earning Assets.

Noninterest Income increased $550 million, or 48 percent. Increases in Trading Account Profits and Equity Investment Gains drove the improvement. These increases were partially offset by a decline in Investment Banking Income.

Trading-related revenue, which includes Net Interest Income from trading-related positions and Trading Account Profits in Noninterest Income, is presented in the following table. Not included are commissions from equity transactions that are recorded in Noninterest Income as Investment and Brokerage Services Income.

Trading-related Revenue

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income (fully taxable-equivalent basis)	$422	$577
Trading account profits (1)	704	267

Total trading-related revenue (1)	$1,126	$844

Trading-related revenue by product
Fixed income	$459	$509
Interest rate (fully taxable-equivalent basis)	227	167
Foreign exchange	196	188
Equities (2)	148	(3)
Commodities	21	(2)

Market-based trading-related revenue	1,051	859
Credit portfolio hedges (3)	75	(15)

Total trading-related revenue (1)	$1,126	$844

(1)	Trading Account Profits for the Corporation were $760 million and $3 million for the three months ended March 31, 2005 and 2004. The difference for the three months ended March 31, 2004 relates to the impact of the valuation of the Certificates. Total trading-related revenue for the Corporation was $1.2 billion and $580 million for the three months ended March 31, 2005 and 2004, and was impacted by MSRs in a similar manner as Trading Account Profits for the three months ended March 31, 2004.
(2)	Does not include commissions from equity transactions which were $189 million and $172 million for the three months ended March 31, 2005 and 2004.
(3)	Includes credit default swaps and related products used for credit risk management.

Market-based trading-related revenue increased by $192 million, or 22 percent. Interest rate revenues increased $60 million, or 36 percent, due to increased sales volume related to client activity. Trading-related equities revenue increased $151 million, to $148 million. Including commissions on equity transactions, trading-related equities revenue increased $168 million, to $337 million. The overall increase in trading-related equities revenue was driven by net losses on a retained stock position that occurred in the first quarter of 2004. Foreign exchange revenue increased $8 million, or four percent, due to continued volatility of the dollar and increased customer activity. Commodities revenue increased $23 million due to losses from gas and jet fuel prices that negatively impacted the three months ended March 31, 2004. Partially offsetting these increases was a decline in fixed income. Fixed income decreased $50 million, or 10 percent, and was negatively impacted by overall general spread tightening, increased volatility in certain industries and lack of investor demand.

Total trading-related revenues also included the net gains associated with credit portfolio hedges of $75 million for the three months ended March 31, 2005, an improvement of $90 million from the same period in 2004. The improvement was primarily due to widening spreads on credit default swaps in certain industries during the first quarter of 2005 compared to the same period in 2004.

Equity Investment Gains increased $108 million, to $116 million, primarily as a result of the sale of securities received in a debt for equity exchange.

The following table presents the detail of Investment Banking Income within the segment.

Investment Banking Income

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Securities underwriting	$157	$217
Syndications	112	79
Advisory services	75	77
Other	6	8

Total investment banking income (1)	$350	$381

(1)	Investment Banking Income recorded in other business units for the three months ended March 31, 2005 and 2004 was $16 million and $23 million.

Investment Banking Income decreased $31 million, or eight percent, due primarily to a $60 million decline in securities underwriting as the overall market and fee pool shrank along with a decline in private placement activity. This decrease was partially offset by a $33 million increase in syndications.

The Provision for Credit Losses of negative $97 million was relatively unchanged compared to the same period in 2004, despite the addition of the FleetBoston portfolio. Net recoveries of $43 million were experienced in the three months ended March 31, 2005 compared to net charge-offs of $89 million for the same period of 2004, a reduction of $132 million. Offsetting the reduction was less dramatic improvement in credit quality in the first quarter of 2005 than was experienced in the first quarter of 2004. For more information, see Credit Risk Management beginning on page 58.

Noninterest Expense increased $85 million, or five percent, to $1.6 billion. Impacting Noninterest Expense was higher Personnel and Data Processing costs, including costs associated with the strategic initiative, partially offset by lower Other General Operating expenses due to the segment’s share of the mutual fund settlement recorded in 2004.

Global Wealth and Investment Management

This segment provides tailored investment services to individual and institutional clients in various stages and economic cycles. Our clients are offered specific products and services based on their needs through five major businesses: Premier Banking, Banc of America Investments (BAI), The Private Bank, Columbia Management Group (CMG) and Other Services.

Premier Banking joins with BAI, our full-service retail brokerage business, to bring together personalized banking and investment expertise through priority service with client-dedicated teams. These teams provide comprehensive advice, cash management strategies, and customized investment and financial planning solutions for affluent clients. Affluent clients have a personal wealth profile that includes investable assets plus a mortgage that exceeds $250,000 or they have at least $100,000 of investable assets.

BAI is the third largest bank-owned brokerage company in the U.S. with over $160.5 billion in client assets. BAI serves approximately 1.3 million accounts through a network of over 2,000 financial advisors throughout the U.S.

The Private Bank provides integrated wealth management solutions to high-net-worth individuals, mid-market institutions and charitable organizations with investable assets greater than $3 million. Services include investment, trust, banking and lending services.

In 2004, we announced a new business designed to serve the needs of ultra high-net-worth individuals and families. This business has been named Family Wealth Advisors (FWA) at The Private Bank. This new business will provide a higher level of contact and tailored service and wealth management solutions that address the complex needs of clients with investable assets greater than $50 million. This business was rolled out during the first quarter of 2005.

CMG is an asset management organization primarily serving the needs of institutional customers. CMG provides asset management services, liquidity strategies and separate accounts. CMG also provides mutual funds offering a full range of investment styles across an array of products including equities, fixed income (taxable and nontaxable) and cash products. In addition to servicing of institutional clients, CMG distributes its products and services to individuals through The Private Bank, BAI, FWA and nonproprietary channels including other brokerage firms.

Other Services include the Investment Services Group, which provides products and services from traditional capital markets products to alternative investments and Banc of America Specialist, a New York Stock Exchange market-maker.

Global Wealth and Investment Management

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income (fully taxable-equivalent basis)	$941	$600
Noninterest income	853	501

Total revenue	1,794	1,101
Provision for credit losses	2	(9)
Noninterest expense	902	721

Income before income taxes	890	389
Income tax expense	314	143

Net income	$576	$246

Shareholder value added	$328	$127
Net interest yield (fully taxable-equivalent basis)	3.28%	3.63%
Return on average equity	23.74	21.78
Efficiency ratio (fully taxable-equivalent basis)	50.31	65.38
Average:
Total loans and leases	$50,759	$38,442
Total assets	123,867	69,889
Total deposits	114,098	64,471
Common equity/Allocated equity	9,837	4,551
Period end:
Total loans and leases	51,766	38,769
Total assets	127,831	73,867
Total deposits	117,561	67,992

Total Revenue for Global Wealth and Investment Management increased $693 million, or 63 percent, for the three months ended March 31, 2005 compared to the same period in 2004. The Provision for Credit Losses was $2 million in the first quarter of 2005 compared to negative $9 million in the first quarter of 2004. Total Noninterest Expense increased 25 percent to $902 million. Net Income increased $330 million to $576 million. SVA increased $201 million to $328 million, as the increase in cash basis earnings was partially offset by the increase in the capital allocation that resulted from the Merger.

Net Interest Income increased 57 percent to $941 million due to growth in loans and deposits in both Premier Banking and The Private Bank, and the addition of FleetBoston earning assets to the portfolio. Net results of ALM activities also drove the increase. Average Deposits increased $49.6 billion, or 77 percent, due to migration of account balances from Consumer Banking to Premier Banking, the impact of the Merger, as well as organic growth in both Premier Banking and The Private Bank. Average Loans and Leases increased $12.3 billion, or 32 percent, due to the inclusion of the FleetBoston Loans and Leases, and increased loan activity in both Premier Banking and The Private Bank.

Noninterest Income consists primarily of Investment and Brokerage Services, which represents fees earned on client assets, as well as brokerage commissions and trailer fees. Investment and Brokerage Services revenue increased $328 million, or 75 percent, to $763 million for the three months ended March 31, 2005 compared to the same period in 2004. The increase in Investment and Brokerage Services was primarily driven by the increase in assets under management due to the impact of FleetBoston, as well as a slight shift in product mix with an increase in weighting to equities and fixed income and a decrease in weighting to money market products.

Client Assets

(Dollars in billions)	March 31 2005	December 31 2004
Assets under management	$433.4	$451.5
Client brokerage assets	150.7	149.9
Assets in custody	100.8	107.0

Total client assets	$684.9	$708.4

Assets under management generate fees based on a percentage of their market value. They consist largely of mutual funds and separate accounts, which are comprised of money market products, equities, and taxable and nontaxable fixed income securities. At March 31, 2005 compared to December 31, 2004, assets under management decreased $18.1 billion, or four percent, driven by a $9.8 billion decrease due to market valuations, $4.0 billion in net outflows consisting primarily of outflows in short-term money market funds and fixed income offset by inflows in equity products, and a $4.3 billion adjustment to reclassify assets to assets in custody. Client brokerage assets, a source of commission revenue, were relatively unchanged at $150.7 billion at March 31, 2005 compared to $149.9 billion at December 31, 2004. Client brokerage assets consist largely of investments in annuities, money market mutual funds, bonds and equities. Assets in custody decreased $6.2 billion, or 6 percent, primarily due to a decrease from adjustments, market depreciation and outflows of assets in custody, offset by the reclassification from assets under management. Assets in custody represent trust assets administered for customers. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.

Noninterest Expense increased $181 million, or 25 percent, primarily due to an increase in Personnel Expense reflecting the addition of 670 client managers in Premier Banking, and increased incentives in The Private Bank and BAI due to increased sales and changes to payout schedules. This increase was partially offset by lower Other General Operating expenses due to the segment’s share of the mutual fund settlement recorded in 2004.

All Other

Included in All Other are our Equity Investments businesses, and Other.

Equity Investments include Principal Investing and other corporate investments. Principal Investing is comprised of a diversified portfolio of investments in privately-held and publicly-traded companies at all stages of their lifecycle from start-up to buyout.

Other includes Noninterest Income and Expense amounts associated with the ALM process (including Gains on Sales of Debt Securities), the allowance for credit losses process residual, the residual impact of allocation methodologies, Merger and Restructuring Charges, intersegment eliminations, and the results of certain consumer finance and commercial lending businesses that are being liquidated.

All Other

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Net interest income (fully taxable-equivalent basis)	$26	$108
Noninterest income	74	25

Total revenue	100	133
Provision for credit losses	18	212

Gains on sales of debt securities	629	501

Merger and restructuring charges	112	—
Noninterest expense	90	(22)

Income before income taxes	509	444
Income tax expense	130	114

Net income	$379	$330

Shareholder value added	$24	$(76)

Equity Investments

Equity Investments reported Net Income of $98 million for the three months ended March 31, 2005, a $127 million improvement compared to a loss of $29 million for the three months ended March 31, 2004. Total Revenue increased $204 million to $184 million. The improvements were primarily due to higher gains in Principal Investing driven by increasing liquidity in the private equity markets. SVA increased by $89 million, to $5 million, due to the improvement in the results.

The following table presents the carrying value of equity investments in the Principal Investing portfolio by major industry at March 31, 2005 and December 31, 2004:

Equity Investments in the Principal Investing Portfolio

(Dollars in millions)	March 31 2005	December 31 2004
Consumer discretionary	$1,875	$2,058
Information technology	1,112	1,089
Industrials	1,108	1,118
Telecommunication services	771	769
Healthcare	568	576
Financials	556	606
Materials	386	421
Consumer staples	223	230
Real estate	217	229
Energy	80	81
Individual trusts, nonprofits, government	44	49
Utilities	25	24

Total	$6,965	$7,250

Noninterest Income within the Principal Investing portfolio primarily consists of Equity Investment Gains (Losses), which increased $228 million to $217 million. Cash gains increased by $191 million to $292 million for the three months ended March 31, 2005 compared to the same period in 2004 and impairments improved by $19 million to $80 million. Also contributing to the improvement was an increase of $18 million in net fair value adjustments.

Other

Other recorded $281 million of Net Income for the three months ended March 31, 2005, compared to $359 million for the same period in 2004. Total Revenue decreased $236 million to a negative $84 million. The decrease was the result of an $83 million decrease in Net Interest Income, from $144 million to $61 million, primarily caused by a reduction of capital in Other, as more capital has been deployed to the business segments, due to the continued runoff of previously exited businesses. The revenue decrease was also caused by the $153 million decline in Noninterest Income. Gains on Sales of Debt Securities increased $128 million to $629 million as we continue to reposition the ALM portfolio in response to interest rate fluctuations and to manage mortgage prepayment risk. Provision for Credit Losses decreased $194 million resulting from changes to components of the formula and other factors effective in 2004 and reduced credit costs associated with previously exited businesses. Noninterest Expense increased $218 million to $170 million primarily driven by an increase in Personnel Expense of $274 million and Merger and Restructuring Charges of $112 million partially offset by costs allocated to the segments. For more information on Merger and Restructuring Charges, see Note 2 of the Consolidated Financial Statements.

Managing Risk

Our management governance structure enables us to manage all major aspects of our business through an integrated planning and review process that includes strategic, financial, associate, and risk planning. We derive much of our revenue from managing risk from customer transactions for profit. In addition to qualitative factors, we utilize quantitative measures to optimize risk and reward trade offs in order to achieve growth targets and financial objectives while reducing the variability of earnings and minimizing unexpected losses. Risk metrics that allow us to measure performance include economic capital targets, shareholder value added targets and corporate risk limits. By allocating capital to a business unit, we effectively define that unit’s ability to take on risk. Country, trading, asset allocation and other limits supplement the allocation of economic capital. These limits are based on an analysis of risk and reward in each business unit and management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. Risk management continually evaluates risk and appropriate metrics need to measure it. Our business exposes us to the following major risks: strategic, liquidity, credit, market, and operational. For more detailed discussion of our risk management activities, see pages 51 and 52 of the Corporation’s 2004 Annual Report.

Strategic Risk Management

The Board provides oversight for strategic risk through the CEO and the Finance Committee. We use an integrated business planning process to help manage strategic risk. A key component of the planning process aligns strategies, goals, tactics and resources. The process begins with an assessment that creates a plan for the Corporation, setting the corporate strategic direction. The planning process then cascades through the business units, creating business unit plans that are aligned with the Corporation’s direction. Tactics and metrics are monitored to ensure adherence to the plans. As part of this monitoring, business units perform a quarterly self-assessment further described in the Operational Risk Management section beginning on page 80. This assessment looks at changing market and business conditions, and the overall risk in meeting objectives. Corporate Audit in turn monitors, and independently reviews and evaluates, the plans and self-assessments.

One of the key tools for managing strategic risk is capital allocation. Through allocating capital, we effectively manage each business segment’s ability to take on risk. Review and approval of business plans incorporates approval of capital allocation, and economic capital usage is monitored through financial and risk reporting.

Liquidity Risk Management

Liquidity Risk

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. A more detailed discussion of our liquidity risk is included in the Corporation’s 2004 Annual Report on pages 52 through 58.

One ratio used to monitor the stability of our funding composition is the “loan to domestic deposit” (LTD) ratio. This ratio reflects the percent of Loans and Leases that are funded by domestic customer deposits, a relatively stable funding source. A ratio below 100 percent indicates that our loan portfolio is completely funded by domestic customer deposits. The ratio was 93 percent at both March 31, 2005 and December 31, 2004. For further discussion, see Deposits and Other Funding Sources below.

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

On March 31, 2005, Bank of America Corporation filed a shelf registration statement to issue up to $5.0 billion in junior subordinated notes and corresponding capital securities issued by various trusts for ongoing capital management.

Deposits and Other Funding Sources

Deposits are a key source of funding. Table 4 on page 35 provides information on the average amounts of deposits and the rates paid by deposit category. Average Deposits increased $202.3 billion to $627.4 billion for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to a $136.3 billion increase in average domestic interest-bearing deposits, a $51.0 billion increase in average noninterest-bearing deposits and a $15.0 billion increase in average foreign interest-bearing deposits. We categorize our deposits into either core or market-based deposits. Core deposits, which are generally customer-based, are an important stable, low-cost funding source and typically react more slowly to interest rate changes than market-based deposits. Core deposits exclude negotiable CDs, public funds, other domestic time deposits and foreign interest-bearing deposits. Average core deposits increased $183.0 billion to $557.4 billion, a 49 percent increase from a year ago. The increase was distributed between NOW and money market deposits, noninterest-bearing deposits, consumer CDs and IRAs, and savings. Average market-based deposit funding increased $19.3 billion to $70.0 billion for the three months ended March 31, 2005 compared to the same period in 2004. The increase was due to a $15.0 billion increase in foreign interest-bearing deposits and a $4.3 billion increase in negotiable CDs, public funds and other domestic time deposits. Deposits, on average, represented 52 percent and 51 percent of total sources of funds for the three months ended March 31, 2005 and 2004.

Additional sources of funds include short-term borrowings, Long-term Debt and Shareholders’ Equity. Average short-term borrowings, a relatively low-cost source of funds, were up $80.6 billion to $276.5 billion for the three months ended March 31, 2005 compared to the same period in 2004 due to increases in securities sold under agreements to repurchase of $48.4 billion, notes payable of $13.2 billion, other short-term borrowings of $11.0 billion, commercial paper of $7.7 billion and federal funds purchased of $252 million that were used to fund asset growth or facilitate trading activities. Issuances and repayments of Long-term Debt were $4.8 billion and $2.7 billion for the three months ended March 31, 2005.

Obligations and Commitments

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These obligations are more fully discussed in Note 9 of the Consolidated Financial Statements and Notes 11 and 12 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.

Many of our lending relationships contain both funded and unfunded elements. The funded portion is reflected on our balance sheet. The unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. These commitments, as well as guarantees, are more fully discussed in Note 9 of the Consolidated Financial Statements.

The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date. At March 31, 2005, charge cards (nonrevolving card lines) to individuals and government entities guaranteed by the U.S. government in the amount of $11.2 billion (related outstandings of $224 million) were not included in credit card line commitments in the table below.

Table 5

Credit Extension Commitments

	March 31, 2005
(Dollars in millions)	Expires in 1 year or less	Thereafter	Total
Loan commitments(1)	$108,753	$137,096	$245,849
Home equity lines of credit	877	63,934	64,811
Standby letters of credit and financial guarantees	25,081	16,921	42,002
Commercial letters of credit	4,269	308	4,577

Legally binding commitments	138,980	218,259	357,239
Credit card lines	163,509	7,896	171,405

Total	$302,489	$226,155	$528,644

(1)	Equity commitments of $1.9 billion related to obligations to fund existing equity investments were included in loan commitments at March 31, 2005.

On- and Off-balance Sheet Financing Entities

Off-balance Sheet Commercial Paper Conduits

In addition to traditional lending, we also support our customers’ financing needs by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for our customers. Our customers sell assets, such as high-grade trade or other receivables or leases, to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by the assets sold. The purpose and use of these types of entities are more fully discussed in the Corporation’s 2004 Annual Report on page 56.

We receive fees for providing combinations of liquidity, standby letters of credit (SBLCs) or similar loss protection commitments, and derivatives to the commercial paper financing entities. We manage our credit risk on these commitments by subjecting them to our normal underwriting and risk management processes. At March 31, 2005 and December 31, 2004, we had off-balance sheet liquidity commitments and SBLCs to these entities of $22.7 billion and $23.8 billion. Substantially all of these liquidity commitments and SBLCs mature within one year. These amounts are included in Table 5. Net revenues earned from fees associated with these off-balance sheet financing entities were approximately $16 million and $20 million for the three months ended March 31, 2005 and 2004.

On-balance Sheet Commercial Paper Conduits

In addition to the off-balance sheet financing entities previously described, we also utilize commercial paper conduits that have been consolidated based on our determination that we are the primary beneficiary of the entities in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R), which is an update of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ABR No. 51”. At March 31, 2005 and December 31, 2004, the consolidated assets and liabilities of these conduits were reflected in AFS Securities, Other Assets, and Commercial Paper and Other Short-term Borrowings in the Global Capital Markets and Investment Banking business segment. At March 31, 2005 and December 31, 2004, we held $7.5 billion and $7.7 billion of assets of these entities while our maximum loss exposure associated with these entities, including unfunded lending commitments, was approximately $8.7 billion and $9.4 billion.

Qualified Special Purpose Entities

In addition, to control our capital position, diversify funding sources and provide customers with commercial paper investments, we will, from time to time, sell assets to off-balance sheet commercial paper entities. The commercial paper entities are Qualified Special Purpose Entities (QSPEs) that have been isolated beyond our reach or that of our creditors, even in the event of bankruptcy or other receivership. The purpose and use of these types of entities are more fully discussed in the Corporation’s 2004 Annual Report on page 57.

We may provide liquidity, SBLCs or similar loss protection commitments to the entity, or we may enter into derivatives with the entity in which we assume certain risks. We manage any credit or market risk on commitments or derivatives through normal underwriting and risk management processes. At March 31, 2005 and December 31, 2004, we had off-balance sheet liquidity commitments, SBLCs and other financial guarantees to the entities of $7.2 billion and $7.4 billion. Substantially all of these commitments mature within one year. These amounts are included in Table 5. Derivative activity related to these entities is included in Note 4 of the Consolidated Financial Statements. Net revenues earned from fees associated with these entities were $16 million and $6 million for the three months ended March 31, 2005 and 2004.

Credit and Liquidity Risks

Because we provide liquidity and credit support to the commercial paper conduits and QSPEs described above, our credit ratings and changes thereto will affect the borrowing cost and liquidity of these entities. In addition, significant changes in counterparty asset valuation and credit standing may also affect the liquidity of the commercial paper issuance. Disruption in the commercial paper markets may result in our having to fund under these commitments and SBLCs discussed above. We seek to manage these risks, along with all other credit and liquidity risks, within our policies and practices. See Note 7 of the Consolidated Financial Statements for additional discussion of off-balance sheet financing entities.

Other Off-balance Sheet Financing Entities

To improve our capital position and diversify funding sources, we also sell assets, primarily loans, to other off-balance sheet QSPEs that obtain financing primarily by issuing term notes. We may retain a portion of the investment grade notes issued by these entities, and we may also retain subordinated interests in the entities which reduce the credit risk of the senior investors. We may provide liquidity support in the form of foreign exchange or interest rate swaps. We generally do not provide other forms of credit support to these entities. In addition to the above, we had significant involvement with variable interest entities (VIEs) other than the commercial paper conduits. These VIEs were not consolidated because we will not absorb a majority of the expected losses or expected residual returns and are therefore not the primary beneficiary of the VIEs. These entities are described more fully in Note 7 of the Consolidated Financial Statements.

Capital Management

The final component of liquidity risk is capital management, which focuses on the level of Shareholders’ Equity. Shareholders’ Equity was $98.5 billion at March 31, 2005, a decrease of $1.1 billion from December 31, 2004. This decrease was driven by net unrealized losses on available-for-sale debt and marketable equity securities and derivatives of $1.5 billion and $1.4 billion, dividends paid of $1.8 billion and common share repurchases of $2.0 billion, offset by Net Income of $4.7 billion and Common Stock Issued Under Employee Plans and Related Tax Benefits of $1.0 billion. For additional information on common share repurchases, see Note 10 of the Consolidated Financial Statements. We will continue to repurchase shares, from time to time, in the open market or in private transactions through our approved repurchase plans.

As part of the SVA calculation, equity is allocated to business units based on an assessment of risk. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, market and operational. Average common equity allocated to business units was $82.6 billion and $33.7 billion for the three months ended March 31, 2005 and 2004. The increase in average allocated common equity was primarily due to the Merger. Average unallocated common equity (not allocated to business units) was $15.9 billion and $14.9 billion for the three months ended March 31, 2005 and 2004.

As a regulated financial services company, we are governed by certain regulatory capital requirements. Presented in Table 6 are the regulatory capital ratios, actual capital amounts and minimum required capital amounts for the Corporation, Bank of America, National Association (Bank of America, N.A.), Fleet National Bank and Bank of America, N.A. (USA) at March 31, 2005 and December 31, 2004. As of March 31, 2005, we were classified as “well-capitalized” for regulatory purposes, the highest classification. For additional information on the regulatory capital ratios along with a description of the components of risk-based capital, capital adequacy requirements and prompt corrective action provisions, see Note 14 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.

The capital treatment of trust preferred securities (Trust Securities) was under review by the FRB due to the issuing trust companies being deconsolidated under FIN 46R. On March 1, 2005, the FRB issued Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital (the Final Rule) which allows Trust Securities to continue to qualify as Tier 1 Capital with revised quantitative limits that would be effective after a five-year transition period. As a result, we will continue to report Trust Securities in Tier 1 Capital.

The FRB’s Final Rule limits restricted core capital elements to 15 percent for internationally active bank holding companies. Internationally active bank holding companies are those with consolidated assets greater than $250 billion or on-balance sheet exposure greater than $10 billion. As of March 31, 2005, our restricted core capital elements comprised 15.8 percent of total core capital elements. We expect to be fully compliant with the revised limits prior to the implementation date of March 31, 2009. In addition, the FRB revised the qualitative standards for capital instruments included in regulatory capital. The revised quantitative limits and qualitative standards did not have a material impact to our current Tier 1 Capital.

Table 6

Regulatory Capital

	March 31, 2005			December 31, 2004
	Actual		Minimum Required(1)	Actual		Minimum Required(1)
(Dollars in millions)	Ratio	Amount		Ratio	Amount
Risk-based capital
Tier 1
Bank of America Corporation	8.20%	$67,127	$32,727	8.10%	$64,281	$31,741
Bank of America, N.A.	8.80	52,165	23,712	8.29	46,891	22,630
Fleet National Bank	9.39	12,526	5,336	10.10	14,741	5,837
Bank of America, N.A. (USA)	11.98	6,719	2,244	8.54	3,879	1,817
Total
Bank of America Corporation	11.46	93,774	65,454	11.63	92,266	63,482
Bank of America, N.A.	10.73	63,610	47,424	10.33	58,424	45,259
Fleet National Bank	12.63	16,852	10,671	13.32	19,430	11,673
Bank of America, N.A. (USA)	15.01	8,419	4,488	11.93	5,418	3,634
Leverage
Bank of America Corporation	5.82	67,127	34,593	5.82	64,281	33,142
Bank of America, N.A.	6.54	52,165	23,942	6.27	46,891	22,445
Fleet National Bank	7.15	12,526	5,254	8.15	14,741	5,427
Bank of America, N.A. (USA)	12.72	6,719	1,584	9.19	3,879	1,266

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

Credit Risk Management

Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Credit risk can also arise from operational failures that result in an advance, commitment or investment of funds. Credit risk exists in our outstanding loans and leases, derivatives, trading account assets and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications, including loans and leases, standby letters of credit and financial guarantees, derivative and trading account assets, assets held-for-sale and commercial letters of credit. For derivative positions, we use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. Our consumer and commercial credit extension and review procedures take into account credit exposures that are both funded and unfunded. For additional information on derivatives and credit extension commitments, see Notes 4 and 9 of the Consolidated Financial Statements.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events and conditions. We classify our Loans and Leases as either consumer or commercial and monitor their credit risk separately as discussed below.

Consumer Portfolio Credit Risk Management

For a detailed discussion of our consumer portfolio credit risk management process, see page 58 of the Corporation’s 2004 Annual Report.

Table 7 presents outstanding consumer loans and leases at March 31, 2005 and December 31, 2004.

Table 7

Outstanding Consumer Loans and Leases

	March 31, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$178,978	53.8%	$178,103	54.3%
Credit card	51,012	15.3	51,726	15.8
Home equity lines	52,891	15.9	50,126	15.3
Direct/Indirect consumer	42,694	12.8	40,513	12.3
Other consumer(1)	7,167	2.2	7,439	2.3

Total consumer loans and leases	$332,742	100.0%	$327,907	100.0%

(1)	Includes consumer finance of $3,288 million and $3,395 million at March 31, 2005 and December 31, 2004; foreign consumer of $3,549 million and $3,563 million at March 31, 2005 and December 31, 2004; and consumer lease financing of $330 million and $481 million at March 31, 2005 and December 31, 2004.

Concentrations of Consumer Credit Risk

Our consumer credit risk is diversified through our geographic span, diversity of our franchise and our product offerings. In addition, credit decisions are statistically based with tolerances set to decrease the percentage of approvals as the risk profile increases.

From time to time, we purchase credit protection on certain portions of our consumer portfolio. Beginning in 2003, we entered into several transactions to purchase credit protection on a portion of our residential mortgage loan portfolio. These transactions are designed to enhance our overall risk management strategy. In 2004, we entered into a similar transaction for a portion of our indirect automobile loan portfolio. At March 31, 2005 and December 31, 2004, approximately $93.7 billion and $88.7 billion of residential mortgage and indirect automobile loans were credit protected. Our regulatory risk-weighted assets were reduced as a result of these transactions because we transferred a portion of our credit risk to unaffiliated parties. These transactions had the cumulative effect of reducing our risk-weighted assets by $26.5 billion and $25.5 billion at March 31, 2005 and December 31, 2004, and resulted in 27 bp and 26 bp increases in our Tier 1 Capital ratio at March 31, 2005 and December 31, 2004.

During the first quarter of 2005, we purchased $1.0 billion of prime consumer indirect auto loans, which were recorded in direct/indirect consumer loans on the balance sheet.

Consumer Portfolio Credit Quality Performance

Performance in the consumer portfolio remained strong in the three months ended March 31, 2005, except for an increase in credit card net charge-offs. The increase was a result of the FleetBoston acquisition, organic credit card portfolio growth and seasoning, the return of previously securitized loans to the balance sheet in 2004, and increases in credit card minimum payment requirements as compared to the same period in 2004.

Credit card loans are charged off at 180 days past due or 60 days from notification of bankruptcy filing and are not classified as nonperforming. Unsecured consumer loans and deficiencies in non-real estate secured loans and leases are charged off at 120 days past due and are not classified as nonperforming. Real estate secured consumer loans are placed on nonaccrual and are classified as nonperforming at 90 days past due. The amount deemed uncollectible on real estate secured loans is charged off at 180 days past due.

Table 8 presents consumer net charge-offs and net charge-off ratios during the three months ended March 31, 2005 and 2004.

Table 8

Consumer Net Charge-offs and Net Charge-off Ratios(1)

	Three Months Ended March 31
	2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Residential mortgage	$4	0.01%	$11	0.03%
Credit card	740	5.85	443	5.05
Home equity lines	6	0.05	4	0.07
Direct/Indirect consumer	61	0.60	48	0.56
Other consumer	56	3.12	57	3.07

Total consumer	$867	1.07%	$563	0.93%

(1)	Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases during the period for each loan category.

On-balance-sheet credit card net charge-offs increased $297 million to $740 million in the three months ended March 31, 2005 compared to the same period in 2004, of which $139 million was attributed to the addition of the FleetBoston credit card portfolio. The increase in credit card net charge-offs also reflects the impact of credit card portfolio growth and seasoning, the return of previously securitized loans to the balance sheet in 2004, and increases effective in 2004 in credit card minimum payment requirements. The increase in the credit card net charge-off ratio is primarily driven by the addition of the FleetBoston portfolio and increases in credit card minimum payment requirements.

As presented in Table 9, nonperforming consumer assets decreased $21 million to $786 million at March 31, 2005. The decrease was due primarily to the $17 million decline in nonperforming consumer loans and leases to $721 million, representing 0.22 percent of consumer loans and leases at March 31, 2005 compared to $738 million, representing 0.23 percent of consumer loans and leases at December 31, 2004. The decrease in nonperforming consumer loans and leases was driven by the continued strength in consumer credit quality in the first quarter of 2005. Loan growth in residential mortgage, home equity lines and direct/indirect consumer combined with the decline in consumer nonperforming assets resulted in a slight improvement in the nonperforming ratios.

Table 9

Nonperforming Consumer Assets

(Dollars in millions)	March 31 2005	December 31 2004
Nonperforming consumer loans and leases
Residential mortgage	$536	$554
Home equity lines	70	66
Direct/Indirect consumer	32	33
Other consumer	83	85

Total nonperforming consumer loans and leases	721	738
Consumer foreclosed properties	65	69

Total nonperforming consumer assets (1)	$786	$807

Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases	0.22%	0.23%
Nonperforming consumer assets as a percentage of outstanding consumer loans, leases and foreclosed properties	0.24	0.25

(1)	Balances do not include $22 million and $28 million of nonperforming consumer loans held-for-sale, included in Other Assets, at March 31, 2005 and December 31, 2004.

Table 10 presents the additions and reductions to nonperforming assets in the consumer portfolio during the most recent five quarters.

Table 10

Nonperforming Consumer Assets Activity

(Dollars in millions)	First Quarter 2005	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004	First Quarter 2004
Nonperforming loans and leases, and foreclosed properties
Balance, beginning of period	$807	$777	$798	$700	$719

Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	—	—	—	127	—
New nonaccrual loans and leases, and foreclosed properties	256	397	355	367	357
Transfers from (to) assets held-for-sale	(1)	—	—	—	1

Total additions	255	397	355	494	358

Reductions in nonperforming assets:
Paydowns and payoffs	(79)	(113)	(96)	(118)	(49)
Sales	(24)	(43)	(58)	(60)	(58)
Returns to performing status (1)	(142)	(183)	(194)	(185)	(231)
Charge-offs(2)	(31)	(28)	(28)	(33)	(39)

Total reductions	(276)	(367)	(376)	(396)	(377)

Total net additions to (reductions in) nonperforming assets	(21)	30	(21)	98	(19)

Balance, end of period	$786	$807	$777	$798	$700

(1)	Consumer loans are generally returned to performing status when principal or interest is less than 90 days past due.
(2)	Consumer credit card and consumer non-real estate loans and leases are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.

Sales of nonperforming consumer foreclosed properties in the first three months of 2005 were $24 million. There were no sales of nonperforming consumer loans during the same period. Nonperforming consumer asset sales in the comparable period in 2004 totaled $58 million, comprised of $35 million of nonperforming consumer loans and $23 million of consumer foreclosed properties.

On-balance sheet consumer loans and leases past due 90 days or more and still accruing interest totaled $1.1 billion at March 31, 2005. This amount included $1.0 billion of credit card loans. At December 31, 2004, the comparable amount was $1.2 billion, which included $1.1 billion of credit card loans.

Included in Other Assets were consumer loans held-for-sale of $7.3 billion and $6.1 billion at March 31, 2005 and December 31, 2004. Included in these balances were nonperforming consumer loans held-for-sale of $22 million and $28 million at March 31, 2005 and December 31, 2004.

Commercial Portfolio Credit Risk Management

For a detailed discussion of our commercial portfolio credit risk management process, see page 61 of the Corporation’s 2004 Annual Report.

Table 11 presents outstanding commercial loans and leases at March 31, 2005 and December 31, 2004.

Table 11

Outstanding Commercial Loans and Leases

	March 31, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial - domestic	$124,779	63.4%	$122,095	62.9%
Commercial real estate(1)	33,434	17.0	32,319	16.7
Commercial lease financing	20,638	10.5	21,115	10.9
Commercial - foreign	17,873	9.1	18,401	9.5

Total commercial loans and leases	$196,724	100.0%	$193,930	100.0%

(1)	Includes domestic commercial real estate loans of $32,978 million and $31,879 million, at March 31, 2005 and December 31, 2004; and foreign commercial real estate loans of $456 million and $440 million at March 31, 2005 and December 31, 2004.

Concentrations of Commercial Credit Risk

Portfolio credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of Loans and Leases by loan size is an additional measure of the portfolio risk diversification. We also review, measure, and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate borrowings by region and by country. Tables 12 through 14 summarize these concentrations. These activities play an important role in managing credit risk concentrations and for other risk mitigation purposes.

From the perspective of portfolio risk management, customer concentration management is most relevant in Global Capital Markets and Investment Banking. Within Global Capital Markets and Investment Banking, concentrations continue to be addressed through the underwriting and ongoing monitoring processes, the established strategy of “originate to distribute” and partly through the purchase of credit protection through credit derivatives. We utilize various risk mitigation tools to economically hedge our risk to certain credit counterparties. Credit derivatives are financial instruments that we purchase for protection against the deterioration of credit quality. Two widely used tools are credit default swaps and collateralized loan obligations (CLOs) in which a layer of loss is sold to third parties. Earnings volatility increases due to accounting asymmetry as we mark to market the credit default swaps, as required by SFAS 133, and CLOs through Trading Account Profits, while the loans are recorded at historical cost less allowance for credit losses or, if held-for-sale, the lower of cost or market. At March 31, 2005 and December 31, 2004, we had $17.4 billion and $13.1 billion of credit default swaps in our credit derivatives portfolio. There were no outstanding CLOs at March 31, 2005 and December 31, 2004. The total cost of the premium of the credit derivatives portfolio was $34 million and $12 million for the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005, our credit portfolio hedges, including the positive impact of mark-to-market, resulted in net gains of $75 million compared to net losses of $15 million for the same period in 2004. Gains this quarter resulted primarily from the widening of spreads in certain industries where we held larger hedge positions compared to the first quarter of 2004.

Table 12 shows commercial utilized credit exposure by industry based on Standard & Poor’s industry classifications and includes commercial loans and leases, SBLCs and financial guarantees, derivatives, assets held-for-sale and commercial letters of credit. These amounts exclude the impact of our credit hedging activities. As shown in the following table, commercial utilized credit exposure is diversified across a range of industries.

Table 12

Commercial Utilized Credit Exposure by Industry(1)

(Dollars in millions)	March 31, 2005	December 31, 2004
Real estate (2)	$37,915	$36,672
Diversified financials	25,117	25,932
Banks	24,822	25,265
Retailing	23,800	23,149
Education and government	18,009	17,429
Individuals and trusts	16,312	16,110
Materials	14,302	14,123
Consumer durables and apparel	14,028	13,427
Capital goods	13,117	12,633
Transportation	12,931	13,234
Leisure and sports, hotels and restaurants	12,824	13,331
Healthcare equipment and services	12,151	12,643
Commercial services and supplies	11,973	11,944
Food, beverage and tobacco	11,154	11,687
Energy	9,306	7,579
Religious and social organizations	5,866	5,710
Media	5,715	6,232
Utilities	5,312	5,615
Insurance	5,034	5,851
Telecommunication services	3,486	3,030
Technology hardware and equipment	3,338	3,398
Food and staples retailing	3,283	3,610
Software and services	2,923	3,292
Automobiles and components	1,889	1,894
Pharmaceuticals and biotechnology	1,042	994
Household and personal products	372	371
Other	3,990	3,132

Total	$300,011	$298,287

(1)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied, which totaled $17.1 billion and $17.7 billion at March 31, 2005 and December 31, 2004.
(2)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based upon the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

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

Table 13

Outstanding Commercial Real Estate Loans(1)

(Dollars in millions)	March 31, 2005	December 31, 2004
By Geographic Region(2)
California	$6,606	$6,293
Northeast	6,589	6,700
Florida	3,993	3,562
Southeast	3,689	3,448
Southwest	3,228	3,265
Northwest	2,090	2,038
Midwest	1,926	1,860
Midsouth	1,454	1,379
Other states	1,401	1,184
Geographically diversified	2,002	2,150
Non-U.S.	456	440

Total	$33,434	$32,319

By Property Type
Residential	$6,693	$5,992
Office buildings	5,301	5,434
Apartments	5,175	4,940
Shopping centers/retail	4,328	4,490
Land and land development	2,546	2,388
Industrial/warehouse	2,197	2,263
Hotels/motels	942	909
Multiple use	699	744
Resorts	234	252
Other	5,319	4,907

Total	$33,434	$32,319

(1)	For purposes of this table, commercial real estate product reflects loans dependent on the sale, lease or refinance of real estate as the final source of repayment.
(2)	Distribution is based on geographic location of collateral. Geographic regions are in the U.S. unless otherwise noted.

Foreign Portfolio

As shown in Table 14, at March 31, 2005, foreign exposure to borrowers or counterparties in emerging markets declined by $600 million to $15.0 billion, or 16 percent of total foreign exposure, compared to $15.6 billion, or 17 percent of total foreign exposure, at December 31, 2004.

At March 31, 2005, 55 percent of the emerging markets exposure was in Latin America compared to 58 percent at December 31, 2004. The decrease in Latin America was attributable to lower exposure in Chile, Other Latin America and Argentina partially offset by increases in Mexico. The reduction in Chile was primarily due to higher local deposits offsetting local country exposures. Lower exposures in Other Latin America are attributable to the sale of assets in Peru, Colombia and Panama, as well as lower securities trading exposure in Venezuela. In Argentina, the decline was across all exposure types. Our 24.9 percent investment in Grupo Financiero Santander Serfin accounted for $1.9 billion of reported exposure in Mexico.

The company’s largest exposure in Latin America was in Brazil. Our exposure in Brazil at March 31, 2005 and December 31, 2004 included $1.2 billion and $1.6 billion of traditional cross-border credit exposure (Loans and Leases, letters of credit, etc.), and $2.2 billion and $1.8 billion of local country exposure net of local liabilities. Nonperforming assets in Brazil were $22 million at March 31, 2005, compared to $38 million at December 31, 2004. For the three months ended March 31, 2005, net charge-offs totaled $319 thousand and zero for the three months ended March 31, 2004.

We have risk mitigation instruments associated with certain exposures for Brazil, including structured trade related transfer risk mitigation of $892 million and $950 million, third party funding of $318 million and $286 million, and linked certificates of deposit of $115 million and $125 million at March 31, 2005 and December 31, 2004. The resulting total foreign exposure net of risk mitigation for Brazil was $2.2 billion at both period ends.

At March 31, 2005, 43 percent of the emerging markets exposure was in Asia Pacific compared to 40 percent at December 31, 2004. Asia Pacific emerging markets exposure increased by $200 million largely due to increases in Singapore, Other Asia Pacific and South Korea partially offset by declines in Hong Kong and Taiwan.

Table 14 sets forth regional foreign exposure to selected countries defined as emerging markets.

Table 14

Selected Emerging Markets(1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing(2)	Derivative Assets(3)	Securities/ Other Investments(4, 5)	Total Cross- border Exposure(6)	Local Country Exposure Net of Local Liabilities(7)	Total Foreign Exposure March 31, 2005	Increase/ (Decrease) from December 31, 2004
Region/Country
Latin America
Brazil	$1,105	$124	$19	$106	$1,354	$2,195	$3,549	$(1)
Mexico	881	146	139	2,054	3,220	—	3,220	354
Chile	227	88	—	9	324	370	694	(486)
Argentina	130	62	—	44	236	—	236	(155)
Other Latin America(8)	189	174	146	23	532	72	604	(471)

Total Latin America	2,532	594	304	2,236	5,666	2,637	8,303	(759)

Asia Pacific
South Korea	254	647	73	551	1,525	—	1,525	142
India	349	236	156	380	1,121	368	1,489	(3)
Taiwan	237	118	101	15	471	682	1,153	(174)
Hong Kong	151	159	100	278	688	188	876	(243)
Singapore	51	212	60	334	657	—	657	317
Other Asia Pacific(8)	127	88	40	422	677	138	815	161

Total Asia Pacific	1,169	1,460	530	1,980	5,139	1,376	6,515	200

Central and Eastern Europe(8)	21	27	25	127	200	—	200	(41)

Total	$3,722	$2,081	$859	$4,343	$11,005	$4,013	$15,018	$(600)

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Asia Pacific excluding Japan, Australia and New Zealand; and all countries in Central and Eastern Europe excluding Greece.
(2)	Includes acceptances, SBLCs, commercial letters of credit and formal guarantees.
(3)	Derivative assets are reported on a mark-to-market basis and have not been reduced by the amount of collateral applied, which totaled $205 million and $361 million at March 31, 2005 and December 31, 2004.
(4)	Amounts outstanding for Other Latin America and Other Asia Pacific have been reduced by $34 million and $14 million at March 31, 2005 and $196 million and $14 million at December 31, 2004. Such amounts represent the fair value of U.S. Treasury securities held as collateral outside the country of exposure.
(5)	Cross-border resale agreements are presented based on the domicile of the counterparty because the counterparty has the legal obligation for repayment. For regulatory reporting under FFIEC guidelines, cross-border resale agreements are presented based on the domicile of the issuer of the securities that are held as collateral.
(6)	Cross-border exposure includes amounts payable to us by borrowers or couterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting rules.
(7)	Local country exposure includes amounts payable to us by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Management subtracts local funding or liabilities from local exposures as allowed by the FFIEC. Total amount of local country exposure funded by local liabilities at March 31, 2005 was $18,438 million compared to $17,189 million at December 31, 2004. Local country exposure funded by local liabilities at March 31, 2005 in Latin America and Asia Pacific was $9,461 million and $8,977 million of which $4,481 million was in Brazil, $3,571 million in Hong Kong, $3,204 million in Singapore, $1,699 million in Argentina, $1,523 million in Mexico and $1,332 million in Chile. There were no other countries with local country exposure funded by local liabilities greater than $500 million.
(8)	Other Latin America, Other Asia Pacific, and Central and Eastern Europe include countries each with total foreign exposure of less than $300 million.

Commercial Portfolio Credit Quality Performance

Overall commercial credit quality continued to improve in the first three months of 2005 due to an improving economy and high levels of liquidity in the capital markets. All major commercial asset quality performance indicators showed continued positive trends. Net charge-offs, nonperforming assets and criticized exposure continued to decline.

Commercial - foreign loan net recoveries were $29 million in the three months ended March 31, 2005 compared to net charge-offs of $106 million in the comparable period in 2004. The decrease reflected net recoveries in Argentina and the United Kingdom. The industry with the largest net recoveries was utilities. The country with the largest net recoveries in the three months ended March 31, 2005 was Argentina. Commercial - foreign loan net charge-offs of $106 million in the three months ended March 31, 2004 were related to one borrower in the food products industry.

Table 15 presents commercial net charge-offs and net charge-off ratios for the three months ended March 31, 2005 and 2004.

Table 15

Commercial Net Charge-offs and Net Charge-off Ratios(1)

	Three Months Ended March 31
	2005		2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Commercial - domestic	$26	0.09%	$49	0.22%
Commercial real estate	—	—	(2)	(0.05)
Commercial lease financing	25	0.48	4	0.17
Commercial - foreign	(29)	(0.66)	106	3.98

Total commercial	$22	0.05%	$157	0.48%

(1)	Percentage amounts are calculated as net charge-offs divided by average outstanding loans and leases during the period for each loan category.

As presented in Table 16, commercial criticized credit exposure decreased $1.4 billion, or 14 percent, to $8.9 billion at March 31, 2005 compared to December 31, 2004. The net decrease was driven by $2.9 billion of paydowns, payoffs, credit quality improvements and charge-offs; partially offset by $1.5 billion of newly criticized exposure. The decrease for the three months ended March 31, 2005 was centered in Global Business and Financial Services and Global Capital Markets and Investment Banking. These businesses combined to reduce commercial criticized exposure by $1.3 billion during the quarter. The decline in Global Business and Financial Services was driven by Latin America and Middle Market Banking, which comprised 20 percent and 16 percent of the total decrease. Global Capital Markets and Investment Banking accounted for 38 percent of the decrease in criticized exposure. Reductions were concentrated in the media and utilities industries.

Table 16 presents commercial criticized exposure at March 31, 2005 and December 31, 2004.

Table 16

Commercial Criticized Exposure (1)

	March 31, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent(2)	Amount	Percent(2)
Commercial - domestic	$5,807	3.08%	$6,340	3.38%
Commercial real estate	928	2.14	1,028	2.54
Commercial lease financing	1,160	5.62	1,347	6.38
Commercial - foreign	963	2.03	1,534	3.12

Total commercial criticized exposure	$8,858	2.95%	$10,249	3.44%

(1)	Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. Exposure amounts include loans and leases, SBLCs and financial guarantees, derivative assets, assets held-for-sale and commercial letters of credit.
(2)	Commercial criticized exposure is taken as a percentage of total commercial utilized exposure.

We routinely review the loan and lease portfolio to determine if any credit exposure should be placed on nonperforming status. An asset is placed on nonperforming status when it is determined that full collection of principal and/or interest in accordance with its contractual terms is not probable. As presented in Table 17, nonperforming commercial assets decreased $96 million to $1.6 billion at March 31, 2005 due primarily to the $123 million decrease in nonperforming commercial loans and leases. The decrease for the three months ended March 31, 2005 was centered in Global Business and Financial Services, primarily in Latin America and Middle Market Banking.

The decreases in total nonperforming commercial loans and leases resulted from paydowns and payoffs of $187 million, charge-offs of $100 million, loan sales of $26 million and returns to performing status of $11 million, partially offset by new nonaccrual loan inflows of $193 million and advances of $12 million.

Nonperforming commercial – domestic loans decreased by $44 million and represented 0.65 percent of commercial – domestic loans at March 31, 2005 compared to 0.70 percent at December 31, 2004. The improvement in the percentage of nonperforming commercial – domestic loans to total commercial – domestic loans was driven by growth in commercial – domestic loans. Nonperforming commercial – foreign loans decreased $39 million and represented 1.28 percent of commercial – foreign loans at March 31, 2005 compared to 1.45 percent at December 31, 2004. The improvement in the percentage of nonperforming commercial – foreign loans to total commercial – foreign loans was driven by a decline in Latin American nonperforming loans.

Table 17 presents nonperforming commercial assets at March 31, 2005 and December 31, 2004.

Table 17

Nonperforming Commercial Assets

(Dollars in millions)	March 31, 2005	December 31, 2004
Nonperforming commercial loans and leases
Commercial - domestic	$811	$855
Commercial real estate	64	87
Commercial lease financing	249	266
Commercial - foreign	228	267

Total nonperforming commercial loans and leases	1,352	1,475
Nonperforming securities (1)	153	140
Commercial foreclosed properties	47	33

Total nonperforming commercial assets (2)	$1,552	$1,648

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases	0.69%	0.76%
Nonperforming commercial assets as a percentage of outstanding commercial loans, leases and foreclosed properties	0.79	0.85

(1)	Primarily related to international securities held in the AFS securities portfolio.
(2)	Balances do not include $54 million and $123 million of nonperforming commercial assets, primarily commercial loans held for sale, included in Other Assets at March 31, 2005 and December 31, 2004.

Table 18 presents the additions and reductions to nonperforming assets in the commercial portfolio during the most recent five quarters.

Table 18

Nonperforming Commercial Assets Activity

(Dollars in millions)	First Quarter 2005	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004	First Quarter 2004
Nonperforming loans and leases, and foreclosed properties
Balance, beginning of period	$1,508	$1,901	$2,224	$1,785	$2,302

Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	—	—	—	957	—
New nonaccrual	205	280	207	610	197
Advances	12	7	23	37	15

Total additions	217	287	230	1,604	212

Reductions in nonperforming assets:
Paydowns and payoffs	(187)	(372)	(304)	(499)	(230)
Sales	(28)	(102)	(137)	(289)	(61)
Returns to performing status (1)	(11)	(38)	(21)	(109)	(180)
Charge-offs(2)	(100)	(136)	(91)	(227)	(186)
Transfers to assets held-for-sale	—	(32)	—	(41)	(72)

Total reductions	(326)	(680)	(553)	(1,165)	(729)

Total net additions to (reductions in) nonperforming assets	(109)	(393)	(323)	439	(517)

Total nonperforming loans and leases, and foreclosed properties, end of period	1,399	1,508	1,901	2,224	1,785

Nonperforming securities(3)
Balance, beginning of period	140	157	156	—	—

Additions to nonperforming assets:
FleetBoston balance, April 1, 2004	—	—	—	135	—
New nonaccrual	13	1	32	23	—
Reductions in nonperforming assets:
Paydowns and payoffs	—	(11)	(26)	(2)	—
Sales	—	(7)	(5)	—	—

Total net additions to (reductions in) nonperforming assets	13	(17)	1	156	—

Total nonperforming securities, end of period	153	140	157	156	—

Nonperforming commercial assets, end of period	$1,552	$1,648	$2,058	$2,380	$1,785

(1)	Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well secured and is in the process of collection.
(2)	Certain loan and lease products, including commercial credit card, are not classified as nonperforming; therefore, the charge-offs on these loans are not included above.
(3)	Primarily related to international securities held in the AFS securities portfolio.

Nonperforming commercial asset sales for the three months ended March 31, 2005 were $28 million, comprised of $26 million of nonperforming commercial loans and $2 million of commercial foreclosed properties. Nonperforming commercial asset sales for the comparable period in 2004 totaled $61 million, comprised of $34 million of nonperforming commercial loans and $27 million of commercial foreclosed properties.

Domestic commercial loans past due 90 days or more and still accruing interest were $88 million at March 31, 2005 compared to $121 million at December 31, 2004. The decrease was driven by the improvement in credit quality of the commercial – domestic loan portfolio.

Included in Other Assets were commercial loans held-for-sale and leveraged lease partnership interests of $1.6 billion and $202 million at March 31, 2005, and $1.3 billion and $198 million at December 31, 2004. Included in these balances were nonperforming loans held-for-sale and leveraged lease partnership interests of $31 million and $23 million at March 31, 2005, and $100 million and $23 million at December 31, 2004.

Provision for Credit Losses

The Provision for Credit Losses was $580 million in the three months ended March 31, 2005, a 7 percent decrease compared to the same period in 2004. The consumer portion of the Provision for Credit Losses increased $184 million to $768 million for the three months ended March 31, 2005 compared to $584 million in the same period in 2004. Consumer net charge-offs increased $304 million to $867 million, of which $297 million of the increase was credit card net charge-offs. Higher consumer net charge-offs were driven by the addition of the FleetBoston portfolio, organic credit card portfolio growth and seasoning, the return of previously securitized loans to the balance sheet in 2004, and increases effective in 2004 in credit card minimum payment requirements. The increased net charge-offs associated with the changes in credit card minimum payment requirements did not impact the Provision for Credit Losses in the first quarter of 2005 as those expected net charge-offs were provided for in late 2004. The commercial portion of the Provision for Credit Losses was a negative $174 million for the three months ended March 31, 2005 with commercial net charge-offs of $22 million. This was a decrease in the commercial portion of the Provision for Credit Losses of $229 million compared to the same period in 2004. In addition, changes in bankruptcy legislation will likely result in a temporary increase in net charge-offs through the remainder of 2005. Commercial net charge-offs decreased $135 million in the first quarter of 2005 compared to the first quarter of 2004. Continued improved commercial credit quality, including reduced exposure in Latin America, drove the decreased commercial provision.

For the remainder of 2005, we expect that continued seasoning of credit card accounts, the return of approximately $4.5 billion of securitized loans to the balance sheet, and the continued effects of the 2004 increases in credit card minimum payment requirements will result in higher levels of consumer net charge-offs. In addition, changes in bankruptcy legislation will likely result in a temporary increase in net charge-offs through the remainder of 2005. Commercial net charge-offs may return to more normalized levels during 2005. The anticipated increase in net charge-offs, coupled with less dramatic improvement in commercial credit quality than experienced in 2004, are expected to result in increases in the consumer and commercial portions of the Provision for Credit Losses for the remainder of 2005.

Consistent with regulatory-guided changes in industry practices, an additional increase in credit card minimum payment requirements will be made on existing customer accounts later this year. Customers will be required to pay a higher percentage of their outstanding principal balance with each monthly payment, resulting in a reduction in the length of a customer’s repayment period. The magnitude of the impact of this change on delinquencies, net charge-offs, the Provision for Credit Losses and revenues is currently being assessed.

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

The second component of the Allowance for Loan and Lease Losses covers performing commercial loans and leases, and consumer loans. The allowance for commercial loans and leases is established by product type after analyzing historical loss experience, by internal risk rating, current economic conditions and performance trends within each portfolio segment. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. As of March 31, 2005, this resulted in no material impact to the commercial allowance for loan losses from updating the historical loss experience. The allowance for consumer loans is based on aggregated portfolio segment evaluations, generally by product type. Loss forecast models are utilized for consumer products that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. These consumer loss forecast models are updated on a quarterly basis in order to incorporate information reflective of the current economic environment. As of March 31, 2005, this resulted in no material impact to the allowance for consumer loan and lease losses from updating the loss forecast models.

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

The Allowance for Loan and Lease Losses for the consumer portfolio as presented in Table 20 decreased $99 million from December 31, 2004 to $3.7 billion driven primarily by the use of reserves established in late 2004 to absorb the increased net charge-offs associated with the 2004 increases in required credit card minimum payments.

The allowance for commercial loan and lease losses as presented in Table 20 was $3.0 billion at March 31, 2005, a $204 million decrease from December 31, 2004. This decrease resulted from continued improvement in commercial credit quality, including reduced exposure in Latin America. Specific reserves on commercial impaired loans decreased $51 million, or 25 percent, for the three months ended March 31, 2005, reflecting the decrease in our investment in specific loans considered impaired of $116 million to $1.1 billion at March 31, 2005.

Reserve for Unfunded Lending Commitments

In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in Accrued Expenses and Other.

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

Table 19 presents a rollforward of the allowance for credit losses for the three months ended March 31, 2005 and 2004.

Table 19

Allowance for Credit Losses

	Three Months Ended March 31
(Dollars in millions)	2005	2004
Allowance for loan and lease losses, January 1	$8,626	$6,163

Loans and leases charged off
Residential mortgage	(12)	(16)
Credit card	(823)	(492)
Home equity lines	(10)	(8)
Direct/Indirect consumer	(93)	(80)
Other consumer	(80)	(78)

Total consumer	(1,018)	(674)

Commercial - domestic	(104)	(98)
Commercial real estate	—	(1)
Commercial lease financing	(33)	(7)
Commercial - foreign	(3)	(113)

Total commercial	(140)	(219)

Total loans and leases charged off	(1,158)	(893)

Recoveries of loans and leases previously charged off
Residential mortgage	8	5
Credit card	83	49
Home equity lines	4	4
Direct/Indirect consumer	32	32
Other consumer	24	21

Total consumer	151	111

Commercial - domestic	78	49
Commercial real estate	—	3
Commercial lease financing	8	3
Commercial - foreign	32	7

Total commercial	118	62

Total recoveries of loans and leases previously charged off	269	173

Net charge-offs	(889)	(720)

Provision for loan and lease losses	588	639
Transfers (1)	(12)	(2)

Allowance for loan and lease losses, March 31	8,313	6,080

Reserve for unfunded lending commitments, January 1	402	416
Provision for unfunded lending commitments	(8)	(15)

Reserve for unfunded lending commitments, March 31	394	401

Total	$8,707	$6,481

Loans and leases outstanding at March 31	$529,466	$375,968
Allowance for loan and lease losses as a percentage of loans and leases outstanding at March 31	1.57%	1.62%
Consumer allowance for loan and lease losses as a percentage of consumer loans and leases outstanding at March 31	1.12	1.04
Commercial allowance for loan and lease losses as a percentage of commercial loans and leases outstanding at March 31	1.51	1.80
Average loans and leases outstanding during the period	$524,944	$374,077
Annualized net charge-offs as a percentage of average loans and leases outstanding during the period	0.69%	0.77%
Allowance for loan and lease losses as a percentage of nonperforming loans and leases at March 31	401	258
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	2.30	2.10

(1)	Includes primarily transfers to loans held-for-sale.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 20 presents our allocation by product type.

Table 20

Allocation of the Allowance for Credit Losses by Product Type

	March 31, 2005		December 31, 2004
(Dollars in millions)	Amount	Percent	Amount	Percent
Allowance for loan and lease losses
Residential mortgage	$200	2.4%	$199	2.3%
Credit card	2,689	32.3	2,757	32.0
Home equity lines	93	1.1	92	1.1
Direct/Indirect consumer	385	4.6	405	4.7
Other consumer	369	4.5	382	4.4

Total consumer	3,736	44.9	3,835	44.5

Commercial - domestic	1,285	15.5	1,382	16.0
Commercial real estate	505	6.1	505	5.9
Commercial lease financing	344	4.1	365	4.2
Commercial - foreign	840	10.1	926	10.7

Total commercial (1)	2,974	35.8	3,178	36.8

General	1,603	19.3	1,613	18.7

Allowance for loan and lease losses	8,313	100.0%	8,626	100.0%

Reserve for unfunded lending commitments	394		402

Total	$8,707		$9,028

(1)	Includes allowance for loan and lease losses of commercial impaired loans of $151 million and $202 million at March 31, 2005 and December 31, 2004.

Problem Loan Management

Banc of America Strategic Solutions, Inc. (SSI) is a majority-owned consolidated subsidiary of Bank of America, N.A., a wholly owned subsidiary of the Corporation, which manages problem asset resolution and the coordination of exit strategies. This may include bulk sales, collateralized debt obligations and other resolutions of domestic commercial distressed assets and, beginning in 2004, certain consumer distressed loans. There were no such sales in the three months ended March 31, 2005.

During the three months ended March 31, 2004, Bank of America, N.A. sold commercial loans with a gross book balance of approximately $296 million to SSI. For tax purposes, under the Internal Revenue Code, the sales were treated as a taxable exchange. The sales had no financial statement impact on us because the sales were transfers among entities under common control, and there was no change in the individual loan resolution strategies.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, our customer and proprietary trading operations, our ALM process, credit risk mitigation activities, and mortgage banking activities. More detailed information on our market risk management processes is included in the Corporation’s 2004 Annual Report on pages 72 through 77.

Trading Risk Management

The histogram of daily revenue or loss below is a graphic depiction of trading volatility and illustrates the level of trading-related revenue for the twelve months ended March 31, 2005. Trading-related revenue encompasses both proprietary trading and customer-related activities. During the twelve months ended March 31, 2005, positive trading-related revenue was recorded for 88 percent of trading days. Furthermore, only four percent of the total trading days had losses greater than $10 million, and the largest loss was $21 million. This can be compared to the twelve months ended March 31, 2004, where positive trading-related revenue was recorded for 86 percent of trading days and only six percent of the total trading days had losses greater than $10 million, and the largest loss was $41 million.

Histogram of Daily Trading-related Revenue

Twelve Months Ended March 31, 2005

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

A VAR model estimates a range of hypothetical scenarios within which the next day’s profit or loss is expected. These estimates are impacted by the nature of the positions in the portfolio and the correlation within the portfolio. Within any VAR model, there are significant and numerous assumptions that will differ from company to company. Our VAR model assumes a 99 percent confidence level. Statistically, this means that losses will exceed VAR, on average, one out of 100 trading days, or two to three times each year. Actual losses did not exceed VAR in the twelve months ended March 31, 2005, and only exceeded VAR once in the twelve months ended March 31, 2004.

In addition to reviewing our underlying model assumptions with senior management, we seek to mitigate the uncertainties related to these assumptions and estimates through close monitoring and by updating the assumptions and estimates on an ongoing basis. If the results of our analysis indicate higher than expected levels of risk, proactive measures are taken to adjust risk levels.

Table 21 presents average, high and low daily VAR for the twelve months ended March 31, 2005 and 2004.

Table 21

Trading Activities Market Risk

	Twelve Months Ended March 31
	2005			2004
(Dollars in millions)	Average VAR	High VAR (1)	Low VAR (1)	Average VAR	High VAR (1)	Low VAR (1)
Foreign exchange	$4.2	$12.1	$1.4	$4.2	$7.8	$2.5
Interest rate	25.4	51.5	10.7	27.8	65.2	15.1
Credit (2)	39.1	63.4	21.9	23.2	37.1	14.9
Real estate/mortgage(3)	9.1	20.7	4.6	12.5	27.3	3.6
Equities	16.9	33.7	8.0	22.4	51.5	7.9
Commodities	7.3	10.2	4.5	6.6	11.9	3.8
Portfolio diversification	(56.3)	—	—	(56.7)	—	—

Total trading portfolio	$45.7	$65.7	$29.4	$40.0	$91.0	$12.1

Total market-based trading portfolio (4)	$40.8	$66.4	$23.7	$40.1	$82.0	$15.5

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
(2)	Credit includes credit fixed income and credit default swaps used for credit risk management. Average VAR for credit default swaps was $35.5 million and $18.5 million for the twelve months ended March 31, 2005 and 2004.
(3)	Real estate/mortgage includes capital market real estate and the Certificates. Effective June 1, 2004, Real estate/mortgage no longer includes the Certificates. For additional information on the Certificates, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report.
(4)	Total market-based trading portfolio excludes credit default swaps used for credit risk management, net of the effect of diversification.

Approximately $2 million of the increase in average VAR for the twelve months ended March 31, 2005 was attributable to the addition of FleetBoston in the second quarter of 2004. The remaining increase in average VAR for the twelve months ended March 31, 2005 was primarily due to increases in the average risk taken in credit due to an increase in credit protection purchased to hedge the credit risk in our corporate loan portfolio.

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

The estimated impact to Net Interest Income over the subsequent year from March 31, 2005, resulting from a 100 bp gradual (over 12 months) parallel increase or decrease in interest rates from the forward market curve calculated as of March 31, 2005 was (1.1) percent and 0.5 percent. The estimated impact to Net Interest Income over the subsequent year from December 31, 2004, resulting from a 100 bp gradual (over 12 months) parallel increase or decrease in interest rates from the forward market curve calculated as of December 31, 2004, was (1.5) percent and 0.5 percent.

As part of the ALM process, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is integral to our ALM process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of our cash and derivative positions. During the three months ended March 31, 2005 and 2004, we purchased securities of $74.6 billion and $85.0 billion, sold $37.8 billion and $11.0 billion, and received paydowns of $9.7 billion and $3.0 billion. During the quarter, we continuously monitored the interest rate risk position of the portfolio and repositioned the securities portfolio in order to manage prepayment risk and to take advantage of interest rate fluctuations. Through sales in the securities portfolio, we realized $659 million and $495 million in Gains on Sales of Debt Securities during the three months ended March 31, 2005 and 2004.

Residential Mortgage Portfolio

During the three months ended March 31, 2005 and 2004, we purchased $5.6 billion and $6.5 billion of residential mortgages related to the ALM process period. During the three months ended March 31, 2005 and 2004, there were no sales of whole mortgage loans. Additionally, during the same periods, we received paydowns of $8.7 billion and $7.4 billion.

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

Our interest rate contracts are generally nonleveraged generic interest rate and basis swaps, options, futures, and forwards. In addition, we use foreign currency contracts to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities, as well as our equity investments in foreign subsidiaries. Table 22 reflects the notional amounts, fair value, weighted average receive fixed and pay fixed rates, expected maturity, and estimated duration of our ALM derivatives at March 31, 2005 and December 31, 2004.

Table 22

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

March 31, 2005

		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2005	2006	2007	2008	2009	Thereafter
Cash flow hedges
Receive fixed interest rate swaps (1)	$(2,033)								3.74
Notional amount		$85,770	$—	$6,000	$32,785	$16,449	$8,877	$21,659
Weighted average fixed rate		3.94%	—%	4.18%	3.93%	3.18%	3.27%	4.73%
Pay fixed interest rate swaps (1)	(1,001)								5.62
Notional amount		$85,955	$—	$5,100	$10,763	$23,631	$—	$46,461
Weighted average fixed rate		4.71%	—%	3.23%	4.32%	4.35%	—%	5.15%
Basis swaps	(3)
Notional amount		$6,700	$500	$4,400	$—	$—	$—	$1,800
Option products (2)	1,840
Notional amount (3)		107,246	—	50,000	—	57,246	—	—
Futures and forward rate contracts (4)	(23)
Notional amount (3)		19,314	19,314	—	—	—	—	—

Total net cash flow positions	$(1,220)

Fair value hedges

Receive fixed interest rate swaps (1)	$(222)								4.58
Notional amount		$35,675	$2,150	$4,337	$2,450	$2,694	$3,364	$20,680
Weighted average fixed rate		4.74%	5.38%	5.22%	4.48%	3.47%	4.44%	4.82%
Foreign exchange contracts	1,968
Notional amount		$14,043	$78	$1,465	$54	$1,566	$1,967	$8,913

Total net fair value positions	$1,746

Closed interest rate contracts (5)	(913)

Total ALM contracts	$(387)

Table 22

Asset and Liability Management Interest Rate and Foreign Exchange Contracts

December 31, 2004

		Expected Maturity							Average Estimated Duration
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2005	2006	2007	2008	2009	Thereafter
Cash flow hedges
Receive fixed interest rate swaps (1)	$(1,413)								4.16
Notional amount		$122,274	$—	$2,927	$21,098	$44,223	$22,237	$31,789
Weighted average fixed rate		3.68%	—%	3.46%	2.94%	3.47%	3.73%	4.43%
Pay fixed interest rate swaps (1)	(2,248)								4.77
Notional amount		$157,837	$39	$6,320	$62,584	$16,136	$10,289	$62,469
Weighted average fixed rate		4.24%	5.01%	3.54%	3.58%	3.91%	3.85%	5.13%
Basis swaps	(4)
Notional amount		$6,700	$500	$4,400	$—	$—	$—	$1,800
Option products (2)	3,492
Notional amount (3)		323,835	145,200	90,000	17,500	58,404	—	12,731
Foreign exchange contracts	9
Notional amount		16	—	—	—	16	—	—
Futures and forward rate contracts (4)	287
Notional amount (3)		(10,889)	10,111	(21,000)	—	—	—	—

Total net cash flow positions	$123

Fair value hedges
Receive fixed interest rate swaps (1)	$534								5.14
Notional amount		$45,050	$2,580	$4,363	$2,500	$2,694	$3,364	$29,549
Weighted average fixed rate		5.02%	4.78%	5.23%	4.53%	3.47%	4.44%	5.25%
Foreign exchange contracts	2,739
Notional amount		$13,590	$71	$1,529	$55	$1,571	$2,091	$8,273

Total net fair value positions	$3,273

Closed interest rate contracts (5)	1,328

Total ALM contracts	$4,724

(1)	At March 31, 2005, $31.0 billion of the receive fixed interest rate swap notional and $14.6 billion of the pay fixed interest swap notional represented forward starting swaps that will not be effective until their respective contractual start dates. At December 31, 2004, $39.9 billion of the receive fixed interest rate swap notional and $75.9 billion of the pay fixed interest swap notional represented forward starting swaps that will not be effective until their respective contractual start dates.
(2)	Option products include caps, floors, swaptions and exchange-traded options on index futures contracts. These strategies may include option collars or spread strategies, which involve the buying and selling of options on the same underlying security or interest rate index.
(3)	Reflects the net of long and short positions.
(4)	Futures and forward rate contracts include Eurodollar futures, U.S. Treasury futures, and forward purchase and sale contracts. Included are $38.6 billion of forward purchase contracts, and $19.3 billion of forward sale contracts of mortgage-backed securities and mortgage loans, at March 31, 2005, as discussed on page 77. At December 31, 2004, the forward purchase and sale contracts of mortgage-backed securities and mortgage loans amounted to $46.7 billion and $25.6 billion.
(5)	Represents the unamortized net realized deferred (losses) gains associated with closed contracts. As a result, no notional amount is reflected for expected maturity. The $(913) million and $1.3 billion deferred (losses) gains as of March 31, 2005 and December 31, 2004, on closed interest rate contracts primarily consisted of (losses) gains on closed ALM swaps and forward contracts. Of the $913 million unamortized net realized deferred losses, a loss of $1.5 billion was included in Accumulated OCI, a gain of $637 million was included as a basis adjustment of Long-term Debt, and a loss of $9 million was primarily included as a basis adjustment to mortgage loans, AFS Securities and Long-term Debt at March 31, 2005. As of December 31, 2004, a gain of $836 million was included in Accumulated OCI, a gain of $514 million was included as a basis adjustment of Long-term Debt, and a loss of $22 million was primarily included as a basis adjustment to mortgage loans, AFS Securities and Long-term Debt.

Consistent with our strategy of managing interest rate sensitivity to mitigate changes in value of other financial instruments, the notional amount of our net received fixed interest rate swap position increased $26.0 billion to $35.5 billion at March 31, 2005 compared to December 31, 2004. The net option position decreased $216.6 billion to $107.2 billion at March 31, 2005 compared to December 31, 2004. The changes in our swap and option positions were part of our interest sensitivity management.

Included in the futures and forward rate contract amounts are $35.0 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at March 31, 2005 settling from April 2005 to July 2005 and $58.5 billion of forward purchase contracts of both mortgage-backed securities and mortgage loans at March 31, 2004 that settled from April 2004 to August 2004. There were also $8.8 billion of forward sale contracts of mortgage-backed securities at March 31, 2005 settling from April 2005 to July 2005 compared to $41.0 billion at March 31, 2004 that settled from April 2004 to August 2004. These forward purchase and sale contracts were accounted for as derivatives and designated as cash flow hedges with their net-of-tax unrealized gains and losses included in Accumulated Other Comprehensive Income (OCI). For additional information on derivatives designated as cash flow hedges, see Note 4 of the Consolidated Financial Statements. The forward purchase and sale contracts at March 31, 2005 were also included in Table 22.

In addition, there were $3.6 billion of forward purchase commitments of mortgage loans at March 31, 2005 settling from April 2005 to June 2005 and $3.7 billion at March 31, 2004 that settled from April 2004 to June 2004. These commitments, included in Table 22, were accounted for as derivatives and designated as cash flow hedges, and their net-of-tax unrealized gains and losses were included in Accumulated OCI. There were also $10.5 billion of forward sale commitments of whole mortgage loans at March 31, 2005 settling in April 2005 compared to no forward sale commitments at March 31, 2004.

Mortgage Banking Risk Management

The inventory of interest rate lock commitments (IRLCs) and loans held-for-sale are subject to interest rate risk between the date of the IRLC and the date the loan is sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used either as an economic hedge of IRLCs, or designated as a cash flow hedge of loans held-for-sale, in which case their net-of-tax unrealized gains and losses are included in Accumulated OCI. At March 31, 2005, the notional amount of derivatives hedging the IRLCs and loans held-for-sale was $15.5 billion. The related net-of-tax unrealized gain on the derivatives designated as cash flow hedges included in accumulated OCI at March 31, 2005 was $200 thousand. The notional amount of the IRLCs in the pipeline at March 31, 2005 was $8.3 billion. The notional amount of loans held-for-sale at March 31, 2005 was $7.3 billion.

We manage changes in the value of MSRs by entering into derivative financial instruments and by purchasing and selling securities. MSRs are assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. As of March 31, 2005, the MSR balance was $2.7 billion, or seven percent higher than December 31, 2004.

We designate certain derivatives such as purchased options and interest rate swaps as fair value hedges of specified MSRs under SFAS 133. At March 31, 2005, the amount of MSRs identified as being hedged by derivatives in accordance with SFAS 133 was approximately $2.2 billion. The notional amount of the derivative contracts designated as SFAS 133 hedges of MSRs at March 31, 2005 was $14.4 billion. The changes in the fair values of the derivative contracts are substantially offset by changes in the fair values of the MSRs that are hedged by these derivative contracts. During the three months ended March 31, 2005, derivative hedge losses of $145 million were offset by a increase in the value of the MSRs of $150 million resulting in $5 million of hedge ineffectiveness.

From time to time, we hold additional derivatives and certain securities (i.e. mortgage-backed securities) as economic hedges of MSRs, which are not designated as SFAS 133 accounting hedges. During the three months ended March 31, 2005, Interest Income from Securities used as an economic hedge of MSRs of $6 million was realized. There were no Gains on Sales of Debt Securities used as economic hedges of MSRs during the same period. At March 31, 2005, the amount of MSRs covered by such economic hedges was $307 million. The carrying value of AFS Securities held as economic hedges of MSRs was $844 million at March 31, 2005. The related net-of-tax unrealized gain on these AFS Securities, which is recorded in Accumulated OCI, was $7 million at March 31, 2005.

See Note 7 of the Consolidated Financial Statements for additional information.

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

Recent Accounting and Reporting Developments

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued and proposed accounting pronouncements.

Complex Accounting Estimates

Our significant accounting principles as described in Note 1 of the Corporation’s 2004 Annual Report are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Many of our significant accounting principles require complex judgments to estimate values of assets and liabilities. We have procedures and processes to facilitate making these judgments. For a complete discussion of our more judgmental and complex accounting estimates, see Complex Accounting Estimates on pages 78 through 81 of the Corporation’s 2004 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Results of Operations and Financial Condition - Market Risk Management beginning on page 74 and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Part II. Other Information

Item 1. Legal Proceedings	See Note 9 of the Consolidated Financial Statements for litigation disclosure that supplements the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the Current Reports on Form 8-K filed since December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds	At March 31, 2005, all put options had matured and there were no remaining put options outstanding.

See Note 10 for information on the monthly share repurchase activity for the three months ended March 31, 2005 and 2004, including total common shares repurchased under announced programs, weighted average per share price and the remaining buyback authority under announced programs.

Item 6. Exhibits

Exhibit 11		–	Earnings Per Share Computation - included in Note 10 of the Consolidated Financial Statements

Exhibit 12		–	Ratio of Earnings to Fixed Charges
Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 31	(a)	–	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31	(b)	–	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	(a)	–	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32	(b)	–	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation
Registrant

Date: May 6, 2005	/s/ Neil A. Cotty
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